Form 10QSB
period 1995-06-30
GOOD TIMES RESTAURANTS INC
filed 1995-08-14
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended: June 30,1995 Commission File Number: 0-18590

                   GOOD TIMES RESTAURANTS INC.
      (Exact name of registrant as specified in its charter)

                             NEVADA
(State or other jurisdiction of incorporation or organization)

                           84-1133368
(I.R.S. Employer Identification No.)

         8620 WOLFF COURT, SUITE 330, WESTMINSTER, CO 80030
(Address of principal executive offices)               (Zip Code)

                         (303) 427-4221
       (Registrant's telephone number, including area code)


      (Former name, former address and former fiscal year, since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at June 30, 1995.

       6,898,156 SHARES OF COMMON STOCK, .001 PAR VALUE


Form 10-QSB
Quarter Ended June 30, 1995



                              INDEX

                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                       3
     June 30, 1995 and September 30, 1994

     Consolidated Statements of Operations -             4
     For the three months ended June 30,
     1995 and 1994 and for the nine months ended
     June  30, 1995 and 1994

     Consolidated Statements of Cash Flow -              5
     For the three months ended June 30,
     1995 and 1994 and for the nine months
     ended June 30, 1995 and 1994

     Notes to Financial Statements                       6

     ITEM 2.  Management's Discussion and Analysis       7

PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                 13

     Signature                                          14

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                        June 30,     September 30,
                                          1995            1994


CURRENT ASSETS:
  Cash                                          $366,000          $522,000
  Funds escrowed                                 585,000           329,000
  Receivables                                    105,000           432,000
  Inventories  56,000  89,000
  Prepaid expenses and other                     408,000           331,000
    Total current assets                       1,520,000         1,703,000

FUNDS ESCROWED FOR RESTAURANT CONSTRUCTION             0           695,000

PROPERTY AND EQUIPMENT, at cost:
  Land and building                            2,529,000         2,750,000
  Leasehold improvements                       2,556,000         2,490,000
  Fixtures and equipment                       3,176,000         3,306,000
  Construction-in-progress                        99,000         1,381,000
  Less accumulated depreciation
   and amortization                           (1,124,000)       (2,454,000)
                                               7,236,000         7,473,000

OTHER ASSETS:
  Assets held for sale                         2,534,000         2,492,000
  Deposits & Other                               492,000           439,000
                                               3,049,000         2,931,000

TOTAL ASSETS                                 $11,782,000       $12,802,000

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt          $67,000          $412,000
   Accounts payable                              631,000           899,000
   Accrued liabilities                            89,000         1,099,000
     Total current liabilities                   787,000         2,410,000

LONG-TERM DEBT, net of current maturities        205,000         1,374,000
DEFERRED LIABILITIES                             140,000           327,000
MINORITY INTERESTS IN PARTNERSHIPS             1,870,000         1,641,000
LIABILITIES HELD FOR SALE                      2,799,000                 0
STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value;
     50,000,000 shares   authorized,
     6,898,156 shares issued and
     outstanding as of June 30, 1995
     and 6,251,072 shares issued and
     outstanding as of September 30, 1994.         7,000             6,000

  Capital contributed in excess of par value  11,684,000        10,777,000
  Note receivable - stockholders                (881,000)                0
  Accumulated deficit                         (4,829,000)       (3,733,000)
     Total stockholders' equity                5,981,000         7,050,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $11,782,000       $12,802,000

          GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three Months Ended          Nine Months Ended
                                    June 30,                     June 30,

                               1995       1994            1995           1994

NET REVENUES:

Restaurant sales, net      $3,688,000  $3,635,000     $13,539,000  $10,754,000
Franchise revenues, net        36,000      25,000         117,000      136,000
Total revenues              3,724,000   3,660,000      13,656,000   10,890,000


RESTAURANT OPERATING EXPENSES:

Food & paper costs          1,365,000   1,203,000       4,681,000    3,488,000
Labor, occupancy & other    1,585,000   1,819,000       6,414,000    5,296,000
Depreciation & amortization   156,000     114,000         527,000      313,000
Total rest. operating costs 3,106,000   3,136,000      11,622,000    9,097,000

INCOME FROM RESTAURANT        618,000     523,000       2,034,000    1,793,000
   OPERATIONS

OTHER OPERATING EXPENSES:

Selling, gen'l & admin exp.   774,000     579,000       2,420,000    1,792,000

Estimated operating loss
from March 31, 1995
through September 30, 1995
on line of business to
be sold                       150,000           0        400,000             0

Loss on sale of RTC                 0           0        125,000             0

Total other operating exp     924,000     579,000      2,975,000     1,792,000

INCOME LOSS)FROM OPERATIONS  (306,000)    (56,000)      (923,000)      (1,000)

OTHER INCOME & (EXPENSES):
Minority interest income
 (expense), net               (51,000)    (19,000)      (151,000)     (97,000)

Interest income
(expense), net                 18,000       6,000         (4,000)     (22,000)

Other, net                          0     (24,000)             0        7,000

Total other income & expense) (33,000)    (37,000)      (155,000)    (126,000)

NET INCOME (LOSS)           ($339,000)    $93,000)   ($1,096,000)   ($125,000)

NET INCOME (LOSS) PER SHARE    ($0.05)     ($0.02)        ($0.16)      ($0.03)

WEIGHTED AVERAGE

SHARES OUTSTANDING          6,898,156   6,213,555      6,857,584     4,531,803

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Three Months Ended          Nine Months Ended
                                      June 30,                    June 30,
                                1995         1994        1995           1994

CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income (loss)           ($339,000)      ($93,000)   (1,096,000) ($125,000)
Depreciation & amortization   330,000        125,000       923,000    341,000
Changes in operating
  assets & liabilities--

(Increase) decrease in:

Prepaid & receivables         (39,000)        (2,000)      (93,000)  (107,000)
Inventories                         0         (2,000)      (24,000)    (6,000)
Other assets                  (16,000)        34,000      (156,000)   110,000
Opening expenses             (134,000)       (62,000)     (284,000)  (144,000)
(Decrease) increase in:
Accounts payable1              29,000         29,000       (97,000)   (31,000)
Accrued interest                    0              0       (12,000)         0
Accrued property taxes        (84,000)       (31,000)      (13,000)    38,000
Accrued payroll &
  P/R taxes                    (1,000)        14,000         5,000     73,000
Deposits                            0              0             0    199,000
Other accrued liabilities/
  deferred income             (28,000)        49,000       733,000    137,000
Net cash provided by
  (used in) operating
  activities                 (182,000)        61,000      (114,000)   485,000

CASH FLOWS FROM
  INVESTING ACTIVITIES:
Purchase) sale - FF&E, land
  building and improvements  (661,000)    (2,228,000)      138,000 (3,355,000)

CASH FLOWS FROM FINANCING
  ACTIVITIES:

Debt incurred (paid)         (214,000)        233,000     (553,000)  (106,000)
Minority interest             (81,000)        (25,000)     (85,000)   394,000
Paid in capital activity            0          37,000       27,000  4,630,000
Net cash provided by (used in)
  financing activities       (295,000)        245,000     (611,000) 4,918,000

INCREASE(DECREASE)IN CASH ($1,138,000)    ($1,922,000)   ($587,000)$2,048,000

UNAUDITED FINANCIAL STATEMENTS:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1995, the results of its operations and its cash flow for the three month period ended June 30, 1995 and for the nine month period ended June 30, 1995. Operating results for the three month period ended June 30, 1995 and for the nine month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995.

    The consolidated balance sheet as of September 30, 1994 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 1994.

2.  SALE OF ROUND THE CORNER RESTAURANTS, INC.

    On March 31, 1995, the Company received a proposal to purchase 100% of the stock of Round The Corner Restaurants, Inc. ("RTC"), its wholly-owned subsidiary operating a fifteen unit restaurant chain, from a group led by current RTC management. The sale was anticipated to be closed on or about June 30, 1995. The purchase price was established at $425,000 payable by $100,000 in cash and a $325,000 note. The Company took a charge of approximately $375,000 in the three month period ended June
    30, 1995 which included $250,000 in anticipated operating losses at RTC between April 1, 1995 and the anticipated closing date of June 30, 1995 (including legal and accounting expenses associated with the sale of RTC) and a loss of approximately $125,000 from the sale of a closed RTC restaurant in Greeley, Colorado. A gain of approximately $223,000 on the sale of RTC was deferred. Subsequently, the Company announced that the closing had been delayed to July 31, 1995. However, there has been a greater decline in net restaurants sales at RTC than anticipated resulting in the renegotiation of the purchase price with the purchaser. A definitive contract has been executed that reduced the amount of the note payable to the Company to $200,000 and closing is scheduled for September 30, 1995. The Company has taken an additional charge of $150,000 in anticipated operating losses at RTC between July 1, 1995 and September 30, 1995. The gain the Company will defer from the sale of RTC is $98,000.

    The Company has not included the financial results of RTC for the three month period ended June 30, 1995 in its consolidated results for this period. The Company's financial report for the nine month period ended June 30, 1995 includes the financial results of RTC only for the six month period ended March 31, 1995. However, the Company's financial reports for the three month period ended June 30, 1994 and the nine month period ended June 30, 1994 include the financial results of RTC for both periods.

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

General

    On July 27, 1992, the stockholders of Good Times Restaurants Inc. (the "Company") approved a merger with Round The Corner Restaurants, Inc. ("RTC"). For financial statement purposes, RTC was considered the acquiring company and the transaction was treated as a purchase by RTC of the Company, effective August 1, 1992. For legal purposes, however, the Company remained the surviving entity and the combined entity retained the Company's capital structure.

    In February 1993, the Company's operations and management were reorganized as the holding company for its two operating subsidiaries, Good Times Drive Thru Inc. ("Drive Thru") and RTC. The reorganization allowed Drive Thru and RTC to function as separately accountable entities and allowed RTC's and Drive Thru's managements to focus exclusively on their respective businesses. The Company provided administrative and accounting support to Drive Thru and RTC and charged monthly management fees based on a percentage of net revenues for such services.

    On March 31, 1995, the Company received a proposal to purchase 100% of the stock of Round The Corner Restaurants, Inc. ("RTC"), its wholly-owned subsidiary operating a fifteen unit restaurant chain, from a group led by current RTC management. The sale was anticipated to be closed on or about June 30, 1995. The purchase price was established at $425,000 payable by $100,000 in cash and a $325,000 note. The Company took a charge of approximately $375,000 in the three month period ended June 30, 1995 which included $250,000 in anticipated operating losses at RTC between April 1, 1995 and the anticipated closing date of June 30, 1995 (including legal and accounting expenses associated with the sale of RTC) and a loss of approximately $125,000 from the sale of a closed RTC restaurant in Greeley, Colorado. A gain of approximately $223,000 on the sale of RTC was deferred. Subsequently, the Company announced that the closing had been delayed to July 31, 1995. However, there has been a greater decline in net restaurants sales at RTC than anticipated resulting in the renegotiation of the purchase price with the purchaser. A definitive contract has been executed that reduced the amount of the note payable to the Company to $200,000 and closing is scheduled for September 30, 1995. The Company has taken an additional charge of $150,000 in anticipated operating losses at RTC between July 1, 1995 and September 30, 1995. The gain the Company will defer from the sale of RTC is $98,000.

At June 30, 1995, the Company operated 18 company-owned and joint-venture Good Times restaurants and had 6 franchised restaurants open in Colorado. The Company acquired 4 former Rally's Hamburger restaurants in Las Vegas, Nevada, 2 of which were converted to Good Times units as of June 30, 1995 and are included in this total. The remaining 2 restaurants were converted to Good Times and are open as of the date of this report.

                             June 30, 1994       June 30, 1995

    Company-owned restaurants           7                       10
    Joint venture restaurants           2                        8
    Franchise operated restaurants      2                        6
         Total restaurants             11                       24

    Commencing with the Company's June 30, 1995 third quarter report, the Company will be reporting same store sales figures only for Good Times Drive Thru restaurants that have been open fifteen months or longer to more accurately reflect sales trends after the initial "honeymoon" period of new
store openings.   Same store sales will be broken out for each market in which
Good Times Drive Thru will be operating and between Company-owned stores and franchise units.

Results of Operations

    Net Revenues. Net revenues for the three months ended June 30, 1995 increased $64,000 (1.7%) to $3,724,000 from $3,660,000 for same prior year period. Net revenues for the three month period ended June 30, 1995 do not include the results from operations of RTC for the three month period ended June 30, 1995. However, the prior year period included RTC's net revenues of
$1,909,000 for the three month period ended June 30, 1994.   Without RTC, the
Company's net revenues in the prior year period would have been $1,751,000 and the increase in net revenues would be $1,973,000 (113%) for the three months ended June 30, 1995. This increase is primarily attributable to an increase of $1,958,000 (113%) in net restaurant sales of Drive Thru to $3,688,000 for the three months ended June 30, 1995 from $1,730,000 for the same prior year period. These sales figures include net restaurant sales for eleven new Good
Times units that were not open in the prior year period.   Same store sales
for the seven company-owned and joint venture Good Times units open for fifteen months or longer were up approximately 1.8% and for the three franchised stores open for fifteen months or longer same store sales were flat for the three month period ended June 30, 1995 from the comparable prior year period. Net restaurant sales for the three month period ended June 30, 1995 were negatively impact by unusually heavy rainfall in Colorado in April and May. Net franchise revenues for Drive Thru increased $15,000 to $36,000 for the three month period ended June 30, 1995 from $21,000 for the same prior year period.

    Net revenues for the nine months ended June 30, 1995 increased
$2,765,000 (25.3%) to $13,656,000 from $10,890,000 for same prior year period.
Net revenues for the nine month period ended June 30, 1995 include the results of operations of RTC for the six month period ended March 31, 1995, but do not include the results from operations of RTC for the three month period ended June 30, 1995. The nine month period ended June 30, 1994 included RTC's net revenues of $1,909,000 in the three month period ended June 30, 1994. Without such RTC revenues, the Company's net revenues for the nine month period ended June 30, 1994 would have been $8,981,000 and the increase in net revenues for
the nine month period ended June 30, 1995 would be $4,674,000 (52%).   This
increase is primarily attributable to an increase of $5,783,000 (138%) in net restaurant sales of Drive Thru to $9,976,000 for the nine months ended June 30, 1995 from $4,193,000 for the same prior year period. Net restaurant sales for the nine month period ended June 30, 1995 include net restaurant sales for fourteen Good Times units that were not open for the full prior year period. Same store sales for the seven company-owned and joint venture Good Times units open for fifteen months or longer were up 11.1% and the three franchised stores open for fifteen months or longer same store sales increased 3.4% for the nine month period ended June 30, 1995 from the comparable prior year
period.   Net franchise revenues for Drive Thru in the nine month period ended
June 30, 1995 was $117,000, a decrease of $6,000 from the same prior year period. The decrease in net franchise revenue is a result of a $30,000 decrease in development fee income.

    As of June 30, 1995, average unit volumes for the previous twelve month period for the ten Good Times units open fifteen months or longer was $880,000.

    Food and Paper Costs. Food and paper costs increased to 37% of net restaurant sales for the three months ended June 30, 1995 compared to 33.1% of
net restaurant sales for the comparable prior year period.   However, food and
paper costs for RTC are not included in the three month period ended June 30, 1995, but were included in the comparable prior year period. In general, RTC's food and paper costs are significantly lower than Drive Thru's food and
paper costs.   In the three month period ended June 30, 1995, Drive Thru's food and paper costs were 37% of net restaurant sales compared to 37.5% for the same prior year period. The decline in food and paper costs is attributed to Drive Thru's increased purchasing power and lower costs of beef which more than offset increased costs of paper goods.

    Food and paper costs increased to 34.6% of net restaurant sales for the nine months ended June 30, 1995 compared to 32.4% of net restaurant sales for the prior year period. However, food and paper costs for RTC in the three month period ended June 30, 1995 are not included in the results for the nine month period ended June 30, 1995, but were included in the comparable prior year period. In general, RTC's food and paper costs are significantly lower than Drive Thru's food and paper costs. In the nine month period ended June 30, 1995, Drive Thru's food and paper costs were 36.5% of net restaurant sales compared to 37.6% for the same prior year period. The decline in food and paper costs is attributed to Drive Thru's increased purchasing power and lower costs of beef and french fries which more than offset increased costs of paper goods.

    Income From Restaurant Operations. For the three months ended June 30, 1995 income from restaurant operations increased to $618,000 from $523,000 for
the same prior year period.   For the three month period ended June 30, 1994,
RTC had income from restaurant operations of $207,000 which was included in that period. However, RTC's income from restaurant operations for the three month period ended June 30, 1995 are not included in the Company's results for
the three month period ended June 30, 1995.   Drive Thru had income from
restaurant operations of $618,000 for the three month period ended June 30, 1995 compared to $310,000 of income from restaurant operations for the three
month period ended June 30, 1994.   The $308,000 (99%) increase in Drive
Thru's income from restaurant operations reflects income from restaurant operations of eleven Good Times Drive Thru units that were not open for the full prior year period and a loss of approximately $100,000 stemminng from the start-up of restaurant operations in Las Vegas, Nevada. Two Good Times units were open in Las Vegas in May 1995 and an additional two restaurants were open in August 1995. Sales levels for these units are significantly lower than Good Times restaurants in Colorado due to lack of awareness of the Good Times concept and seasonality factors (extreme heat in Las Vegas during summer months). Management expects sales to remain at fairly low levels until additional stores are open in Las Vegas to support effective media advertising. Two new Good Times units are currently under development and are scheduled to be open prior to December 31, 1995 and management anticipates a total of ten Good Times restaurants to be operating in Las Vegas by late summer 1996.

    As a result of a more competitive labor market causing higher wages and salaries, increased staffing levels in restaurants and the losses sustained in the start-up of Good Times units in Las Vegas, income from restaurant operations exclusive of net franchise revenues decreased as a percentage of net restaurant sales to 15.6% for the three month period ended June 30, 1995 from 18% of net restaurant sales for the comparable prior year period.

    For the nine months ended June 30, 1995 income from restaurant operations increased to $2,034,000 from $1,793,000 for the same prior year period. The Company's results for the nine month period ended June 30, 1994 included RTC's income from restaurant operations of $992,000. However, RTC's income from restaurants operations for the three month period ended June 30,
1994 is not included in the nine month period ended June 30, 1995.   Drive
Thru had income from restaurant operations of $1,662,000 for the nine month period ended June 30, 1995 compared to $796,000 for the nine month period ended June 30, 1994. The $866,000 (109%) increase in Drive Thru's income from restaurant operations reflects the income from restaurant operations of fourteen Drive Thru units that were not open for the full nine month period ended June 30, 1994 and a loss of approximately $100,000 stemming from the start-up of restaurant operations in Las Vegas, Nevada. For the nine month period ended June 30, 1995 income from restaurant operations exclusive of net franchise revenues at Drive Thru decreased to 16.4% of net restaurant sales from 16.9% of net restaurant sales compared to the same prior year period.

    Income (Loss) From Operations.  Losses from operations increased
$250,000 to ($306,000) for the three months ended June 30, 1995 from ($56,000)
for the comparable prior year period due to higher depreciation and amortization expense at Drive Thru resulting from the development of new Drive Thru units, an additional estimated operating loss of $150,000 at RTC from March 31, 1995 to September 30, 1995 and $100,000 in operating losses attributable to the first two months of operations of the two new Good Times units in Las Vegas, Nevada.

    Losses from operations at Drive Thru were ($139,000) for the three months ended June 30, 1995, compared to income from operations of $9,000 for
the comparable prior year period.   The operating loss is primarily
attributable to an $86,000 increase in new store opening amortization to $112,000 in the three month period ended June 30, 1995 from $26,000 in the comparable prior year period and an $88,000 increase in depreciation expense to $157,000 in the three month period ended June 30, 1995 from $69,000 in the comparable prior year period. Also, Drive Thru sustained an approximately $100,000 loss stemming from the start-up of restaurant operations in Las Vegas, Nevada.

    For the three months ended June 30, 1995 the Company had a loss from corporate operations of ($17,000) resulting from the timing of management fee revenues received from Drive Thru and RTC and non-cash expenses incurred by the Company.

    Losses from operations were ($923,000) for the nine month period ended June 30, 1995 compared to income from operations of $1,000 for the comparable prior year period. Operating losses for the nine month period ended June 30, 1995 reflect the increased depreciation and amortization expenses at Drive Thru resulting from the development of new Drive Thru units, losses at RTC including estimated operating losses of $400,000 from March 31, 1995 through September 30, 1995, a $125,000 loss on the sale of an RTC restaurant and the $100,000 of losses relating to the start-up of Drive Thru operations in Las Vegas.

    Losses from operations at Drive Thru were ($249,000) for the nine month period ended June 30, 1995 compared to income from operations of $55,000 for the comparable prior year period. New store opening amortization expense increased $249,000 to $292,000 in the nine month period ended June 30, 1995 from $43,000 in the comparable prior year period and depreciation expense increased $256,000 to $433,000 for the nine month period ended June 30, 1995 from $177,000 for the comparable year period. Drive Thru also had an increase of $456,000 in general and administrative expenses to $825,000 (8.2% of net revenues) for the nine month period ended June 30, 1995 from $369,000 (8.6% of net revenues) in the comparable prior year period. The increase in general and administrative expense is the result of the increase in management fees charged to Drive Thru by the Company because of the greater number of Drive Thru operations supported by the Company's accounting and administrative services and to offset lower management fees received by the Company from RTC due to the declining revenue of RTC.

    For the nine months ended June 30, 1995 the Company had a loss from corporate operations of ($75,000) resulting from the timing of management fee revenues received from Drive Thru and RTC and non-cash expenses incurred by the Company.

    Net Income (Loss). The consolidated net loss for the Company was ($339,000) for the three months ended June 30, 1995 compared to a net loss for the Company of ($93,000) for the comparable prior year period. The consolidated net loss for the Company for the three months ended June 30, 1995 included a net loss of ($172,000) for Drive Thru compared to a net loss of ($2,000) for the three months ended June 30, 1994.

    The Company had a loss of ($17,000) in the three month period ended June 30, 1995 resulting from the timing of management fee revenues received from Drive Thru and RTC and non-cash expenses incurred by the Company.

    The consolidated net loss for the Company was ($1,096,000) for the nine months ended June 30, 1995 compared to a net loss for the Company of ($125,000) for the comparable year period. The consolidated net loss for the Company for the nine months ended June 30, 1995 included a net loss of ($328,000) for Drive Thru compared to Drive Thru's income of $65,000 for the nine months ended June 30, 1994.

    The Company had a loss of ($75,000) for the nine months ended June 30, 1995 resulting from the timing of management fee revenues received from Drive Thru and RTC and non-cash expenses incurred by the Company.

Liquidity and Capital Resources

    As of June 30, 1995, the Company and its subsidiaries had $366,000 cash and marketable securities on hand and 585,000 cash and marketable securities held in an escrow account established pursuant to the terms of the Company's 1994 secondary offering of common stock, the proceeds of which were to be used solely for the development of the equivalent of eight new company-owned Drive Thru restaurants. Of this amount, Drive Thru had cash on hand of approximately $323,000 plus the funds held in escrow and RTC had approximately
$23,000 of cash on hand.   Pursuant to the terms of the escrow agreement,
Drive Thru is no longer required to restrict the use of moneys held in escrow since the equivalent of eight new company-owned Drive Thru restaurants have been open. The remaining approximately $20,000 was the Company's cash on hand. This amount is believed sufficient to cover working capital needs of the Company for the remainder of the 1995 fiscal year. The Company had a combined working capital surplus of $733,000 including $67,000 of current
maturities of long-term debt.   Because restaurant sales are collected in cash
and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. It is anticipated that working capital deficits will expand as new Drive Thru restaurants are opened. However management anticipates that operating cash flow will continue to be sufficient to cover the Company's and Drive Thru's working capital needs. In establishing the management fee charged to Drive Thru and RTC, the Company takes into account its cash requirements and sets the rate not to exceed the level necessary to meet such cash requirements. Furthermore, since Drive Thru and RTC are wholly-owned subsidiaries of the Company, the Company may at any time reallocate cash resources between the companies. The sale of RTC is not expected to have an adverse impact on the cash flows of the Company or Drive Thru.

    Net cash (used in) operations of ($182,000) for the three month period ended June 30, 1995 was the result of the net loss of ($339,000), plus depreciation and amortization of $330,000 and decreases in current assets and liabilities totaling ($173,000) (primarily increases in opening expenses and accounts payable and decreases in accrued liabilities).

    Net cash (used in) investing activities by the Company in the three month period ended June 30, 1995 was ($661,000). Drive Thru opened two new restaurants in Las Vegas, Nevada that were converted from former Rally's Hamburger restaurants into Good Times units and commenced development of a Good Times unit in Westminster, Colorado which opened August 7, 1995. Drive Thru utilizes all cash provided by investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants. The Company expects that capital expenditures will increase in the future as additional Good Times restaurants are developed. An additional two Good Times units were open in Las Vegas, Nevada in August 1995 which were converted from former Rally's Hamburger restaurants and several new Drive Thru units are currently under development, including two in Las Vegas, Nevada and one in Boise, Idaho. Drive Thru currently has 27 units open and expects an additional 5 units to be opened by December 31, 1995. These will be a combination of company-owned, joint venture and franchised units. Drive Thru's existing cash balance and cash flow are sufficient to meet this development schedule. Drive Thru has received a commitment for $2 million of equipment lease financing, subject to maintenance of certain financial and operating criteria, which should provide enough capital resources to meet its development plans through fiscal 1996.

    Net cash (used in) financing activities by the Company in the three month period ended June 30, 1995 was ($295,000). The Company used cash in financing activities primarily for the repayment of a mortgage note associated with one of the real estate sites sold by Drive Thru and distributions paid to minority interests in partnerships.

    Net cash (used in) operations of ($114,000) for the nine month period ended June 30, 1995 was the result of a net loss of ($1,096,000), plus depreciation and amortization of $923,000 and decreases in current assets and liabilities totaling $59,000 (primarily increases in prepaids, a note receivable from sale of Drive Thru's Greeley unit to a franchisee, opening expenses associated with the development of new Drive Thru units and a decrease in accounts payable and accrued liabilities associated with the sale of RTC).

    Net cash provided by investing activities by the Company in the nine month period ended June 30, 1995 was $138,000. Drive Thru sold three real estate sites on which it is operating Good Times restaurants to a third party for $980,000 in March 1995. Drive Thru is leasing those sites from the purchaser pursuant to twenty year leases. The purchaser acquired an additional real estate site for $300,000 from Drive Thru in July 1995 and entered into a twenty year lease for that site with Drive Thru. The Company uses all cash provided by investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants. The Company expects that capital expenditures will increase in the future as additional Good Times restaurants are developed.

    Net cash provided by (used in) financing activities by the Company in the nine month period ended June 30, 1995 was ($611,000). The Company used cash in financing activities for principal payments on notes payable and long-term debt and distributions paid to minority interests in partnerships.

    Neither the Company, nor Drive Thru currently has any bank lines of credit.

Impact of Inflation

    Drive Thru has not experienced a significant impact from inflation. It is anticipated any operating expense increases will be recovered by increasing menu prices to the extent that is prudent considering competition.

Seasonality

    Revenues of Drive Thru are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in Colorado in January, February and March and in Las Vegas in June, July and August.
           GOOD TIMES RESTAURANTS, INC. & SUBSIDIARIES



Part II.    - Other Information

Item 1 - 4.   Not Applicable.

Item 5.     SALE OF ROUND THE CORNER RESTAURANTS, INC.

       On March 31, 1995, the Company received a proposal to purchase 100% of the stock of Round The Corner Restaurants, Inc. ("RTC"), its wholly-owned subsidiary operating a fifteen unit restaurant chain, from a group led by current RTC management. The sale was anticipated to be closed on or about June 30, 1995. The purchase price was established at $425,000 payable by $100,000 in cash and a $325,000 note. The Company took a charge of approximately $375,000 in the three month period ended June 30, 1995 which included $250,000 in anticipated operating losses at RTC between April 1, 1995 and the anticipated closing date of June 30, 1995 (including legal and accounting expenses associated with the sale of RTC) and a loss of approximately $125,000 from the sale of a closed RTC restaurant in Greeley, Colorado. A gain of approximately $223,000 on the sale of RTC was deferred. Subsequently, the Company announced that the closing had been delayed to July 31, 1995. However, there has been a greater decline in net restaurants sales at RTC than anticipated resulting in the renegotiation of the purchase price with the purchaser. A definitive contract has been executed that reduced the amount of the note payable to the Company to $200,000 and closing is scheduled for September 30, 1995. The Company has taken an additional charge of $150,000 in anticipated operating losses at RTC between July 1, 1995 and September 30, 1995. The gain the Company will defer from the sale of RTC is $98,000.

Item 6.     Exhibits and Reports on Form 8-K

  (a)  No Exhibits.
  (b)  No Reports on Form 8-K.
                            SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GOOD TIMES RESTAURANTS INC.



DATE: August 11, 1995               BY:_______________________________________
                                        Boyd E. Hoback, President
                                        and Chief Executive Officer


                                    BY:_______________________________________
                                        Thomas A. Gordon, Executive Vice
                                        President & Chief Financial Officer