Form 10KSB
period 1995-09-30
GOOD TIMES RESTAURANTS INC
filed 1996-01-11
CIK 825324

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended   September 30, 1995
                               OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                     to

              Commission File Number:    0-18590

                   GOOD TIMES RESTAURANTS INC.
      (Exact name of small business issuer in its charter)

                       Nevada                                         84-1133368
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

8620 Wolff Court, Suite 330, Westminster                80030
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (303) 427-4221

Securities registered pursuant to Section 12(b) of the Act:

                       Title of each class
Name of each exchange on which
registered
                              NONE

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.001 par value
                        (Title of class)
                 Common Stock Purchase Warrants
                        (Title of class)

Indicate by check   whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X   No

Indicate by check   if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Registrant's revenues for the most recent fiscal year was $17,522,017.

As of October 31, 1995, the aggregate market value of voting stock held by non-affiliates was $5,509,045.

As of October 31, 1995, the Registrant had 6,939,824 shares of common stock outstanding.

Transitional Small Business Disclosure Format     Yes       No  X


PART I

ITEM 1.   BUSINESS

Background

     Good Times Restaurants Inc. (the "Company") was organized under Nevada law in 1987 and is the holding company for two wholly-owned subsidiaries that are engaged in the business of developing, owning, operating and franchising restaurants under the names Good Times Drive Thru Burgers SM and Round The Corner restaurants. Good Times! Drive Thru Burgers SM restaurants are owned and operated by the Company's subsidiary, Good Times Drive Thru Inc. (Good Times Drive Thru Burgers SM and Good Times Drive Thru Inc. are interchangeably referred to herein as "Good Times" or "Drive Thru") and Round The Corner restaurants are owned and operated by the Company's former subsidiary, Round
The Corner Restaurants, Inc. (Round The Corner and Round The Corner
Restaurants, Inc. are interchangeably referred to herein as "RTC"). With RTC's restaurant sales significantly declining in 1994 and 1995 and RTC incurring significant losses, the Company decided to divest itself of RTC and focus all of its resources on development of the Good Times concept. On September 30, 1995, the Company sold 100% of the stock of RTC to Hot Concepts Management Group, L.L.C. ("Hot Concepts").

     RTC was established in 1968 and developed a chain of sit-down gourmet hamburger restaurants. In 1986, RTC, then a closely-held corporation, formed Drive Thru in order to explore and develop the "Good Times! Drive Thru Burgers"SM double drive through concept. Drive Thru was expected to take advantage of the emerging industry and demographic trends that favor drive-through and take-out patronage and to take advantage of RTC's experienced management in site location, marketing, quality assurance programs, training, accounting systems and distribution and purchasing networks.

     In 1988, RTC distributed Drive Thru stock to its shareholders after which Drive Thru operated as an independent company. Between 1990 and 1992, Drive Thru entered into a series of transactions resulting in Drive Thru becoming a public company and merging with RTC.

     Prior to the merger, Drive Thru had maintained a close working relationship with RTC through a management agreement, shared employees, certain common officers and directors and shared administrative offices. The relationship of Drive Thru with RTC enabled Drive Thru to benefit from the years of testing for food and paper products and dependable suppliers by RTC. Drive Thru also benefited from joint purchasing economies through RTC's established network of suppliers and manufacturers and from joint marketing expertise. These synergies were enhanced with the completion of the merger.
 As the number of Good Times units increased, Drive Thru was able to function autonomously and these synergies were no longer applicable. This, combined with RTC's restaurant sales significantly declining in 1994 and 1995 and RTC incurring significant losses, led the Company to divest itself of RTC and focus all of its resources on development of the Good Times concept. On September 30, 1995, the Company sold 100% of the stock of RTC to Hot Concepts.

Corporate Operations

     In February 1993, the Company restructured the operations and management of Drive Thru and RTC as separately accountable wholly-owned subsidiaries of the Company to allow their managements to focus exclusively on their respective businesses. The Company currently leases approximately 5,600 square feet of space for its executive offices in Westminster, Colorado for $67,896 per year. The lease is for a five year period commencing in April 1993, with an additional five year renewal option. Through fiscal 1995, the Company provided administrative and accounting support to Drive Thru and RTC and charged monthly management fees for such services. With the sale of RTC, the Company no longer provides such services to RTC and has consolidated its functions with Drive Thru.

     The Company's corporate staff is responsible for executive management, compliance with all regulatory requirements associated with being a publicly-traded corporation, investor and public relations, audits and financial reporting, marketing and cash management. The management fee that was charged to Drive Thru and RTC was calculated as a percentage of each subsidiary's revenues to total revenues of the Company, such that all expenses incurred by the Company were reimbursed through these management fees. With the sale of RTC and consolidation of the Company's operations with Drive Thru, the Company will no longer charge a management fee to Drive Thru. The Company also provides repair and maintenance services to Drive Thru's restaurants and charges the restaurants based on an hourly rate.

     The Company directly employs fourteen full-time employees and one part-time employees. The full-time employees include the President and Chief Executive Officer of the Company, its Executive Vice President and Chief Financial Officer, its Vice President of Marketing, its Controller, five full-time accounting personnel and two full-time and one part-time administrative personnel. The repair and maintenance department employs three of the Company's full-time employees. All other personnel associated with the Company are employed by Drive Thru.

     For 1996, Drive Thru plans to concentrate its efforts and capital on the growth of the Good Times restaurant chain in Colorado through additional joint-venture and franchised units.

Good Times

     Good Times Drive Thru Inc. is engaged in the operation and development of the Good Times! Drive Thru BurgersSM restaurants, featuring extremely fast service and a limited, high quality menu for drive-through and walk-up customers only. Drive Thru currently operates and franchises twenty-five Good Times restaurants in the State of Colorado, of which twenty-one are located in metropolitan Denver, one in Boulder, one in Longmont, one in Grand Junction, and one in Greeley. There is also one Good Times restaurant in Boise, Idaho. Pursuant to the co-development provisions in its development agreements with two Drive Thru franchisees, nine of these units in Colorado and one unit in Boise, Idaho are owned jointly with such franchisees. Seven Good Times units are franchised restaurants with four operating in the Denver metropolitan area, one in Grand Junction, Colorado, one in Greeley, Colorado, and one in Longmont, Colorado. Good Times is offering franchises for the development of additional Good Times restaurants.

     Drive Thru's goals in fiscal 1995 were to continue to develop the Colorado market and to expand the Good Times concept into an out-of-state market. In the spring of 1995, Drive Thru reached an agreement with a franchisee of four Rally's Hamburger restaurants in Las Vegas, Nevada to acquire those four units. It was management's intent to convert those units into Good Times restaurants and to develop an additional six Good Times restaurants in Las Vegas over a twelve month period. Management believed that with ten units operating in the Las Vegas market, Good Times would have "critical mass" in the Las Vegas Area of Dominant Influence ("ADI"), or television market. ("Critical mass" is defined by the Company as having a sufficient number of restaurants in a market to economically advertise on television and to take advantage of operational and distribution economies of scale.) Drive Thru opened the first two converted Rally's units in June 1995 and the other two restaurants in August 1995. However, Drive Thru experienced unexpected difficulty in securing suitable locations at reasonable cost in the Las Vegas market for new stores and realized that critical mass could not be achieved within an acceptable period of time. During the same time period, media advertising costs in Denver increased dramatically, requiring a higher level of store penetration in Colorado to support the Company's advertising campaign. Since four units would continue to operate at a significant loss until Drive Thru could effectively advertise in the Las Vegas market, it was decided to cease operations in Las Vegas and sell the stores. The four Las Vegas units were closed on October 31, 1995 and sold as of November 30, 1995. Drive Thru will focus its development efforts in fiscal 1996 on new Colorado locations.

     The Concept. The concept of drive-through only restaurants has existed for over 40 years. It has again become appealing since it addresses both changing consumer profiles and continuing restaurant industry concerns. The simplicity and relatively low capital requirements of the concept provide the opportunity for growth and profitability.

     Management believes, based upon its experience in the restaurant industry and research reports, that the double drive thru hamburger restaurant concept has proven to be successful because of the following principal factors:

      ... Capital investment of 1/2 to 2/3 that of a major fast-food restaurant with seating and parking facilities.

      ... Ratio of sales to capital investment substantially higher than a major fast-food restaurant.

      ... Margins of sales to operating costs comparable to major fast-food restaurants.

      ... Cost of menu items to the consumer comparable or lower than those of large hamburger chains, yet providing similar or higher quality products than those chains.

     Good Times' unique 880 square foot "double drive-thru" modular buildings are designed to serve a growing segment of the fast-food market (off-premise consumption) that finds traditional sit-down dining too slow, too inconvenient or too expensive for their needs. While traditional hamburger chains also offer single drive-through service, it is difficult for them to match Good Times pricing as their investment costs for building and equipment are typically one and a half to two times higher than a Good Times restaurant.
Good Times' food preparation and service systems deliver a quality meal with a much faster order-delivery response time and have the capacity to reach the same sales levels as traditional hamburger chains. Typically, a customer receives an order 30 to 45 seconds after his vehicle reaches the take-out window. The simplicity of the menu, the relatively low capital investment, and the efficient design of the building and equipment allow Good Times to sell its products at comparable or lower prices than the major fast food hamburger chains. The limited menu allows maximum attention to be devoted to food quality and speed of service.

     Menu. The menu of a Good Times restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, milk shakes and soft drinks. Each sandwich is made to order at the time the customer places the order and is not pre-prepared.

     The hamburger patty is 3.2 ounces of 100% USDA approved beef, served on a four-inch sesame seed bun. Hamburgers and cheeseburgers are garnished with fresh lettuce, fresh sliced, sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomato. The cheese is 100% pure sharp American thickly sliced. The chicken sandwiches include a spiced, battered deep-fried breast patty and a 3-1/2-ounce grilled spicy breast patty, both served with mayonnaise, lettuce and tomato. Fryers are equipped with compensating computers to deliver a consistent product and minimize the skills required of employees.

     As of November 30, 1995, the price of the deluxe Good Times hamburger was $.99, the deluxe cheeseburger $1.24, the deluxe double cheeseburger $1.99, the deluxe bacon-cheeseburger $1.79, the chicken sandwiches $2.09, the chicken club sandwich $2.69, french fries $.79 and $.99 and a 16-ounce soft drink $.79. All cups, sandwich bags and serving bags carry the Good Times! Drive Thru BurgersSM logo.

     Good Times restaurants are generally open 14 to 16 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

     The Building. The Good Times restaurants are less than one-third the size of the typical restaurants of the four largest hamburger chains and require approximately one-half the land area based upon management's experience in the restaurant industry and research reports. The Good Times restaurant building is a double drive-through and walk-up style structure containing approximately 880 square feet built on 18,000 to 25,000 square-foot lots. All restaurants utilize a double drive-thru concept that allows simultaneous service from opposite sides of the restaurant and one or two walk-up windows. There is no inside seating area although most have a patio for outdoor eating.

     Management of Drive Thru believes that the building form, design and aesthetic appeal address key issues and concerns of the consumer: speed, cleanliness, security, eye appeal and low maintenance. The original three buildings were predominantly white ceramic tile and glass panels in a red metal grid system. The design of the fourth and future buildings thereafter constructed by Drive Thru or its franchisees was changed to facilitate modular construction and highway transport and to enhance identity and visual appeal thus improving drive-by customer awareness. The new building is modular in construction with a reinforced concrete slab and welded tubular steel structural members. The exterior consists of a cream-colored dry-vit system with an enclosed glass vestibule at the front for walk-up service and to exhibit the fast system of service. A brightly lit multi-colored fascia band runs the entire length on both sides of the building in addition to product and Good Times proprietary signage. The rest rooms and walk-in refrigerators are modular components of the building. The buildings are transportable and therefore can be moved from an unsuccessful site to a better location. Though management does extensive site evaluation and expects a minimum number of buildings will ever have to be moved, it is anticipated that two or three underperforming Good Times units will be relocated in 1996. (Drive Thru's original Good Times unit was demolished in April 1993 and the new modular building replaced it on a different pad at the same site.)

     As a result of the relatively small size of the restaurant building, Good Times restaurants require significantly less capital investment and have substantially lower operating costs per unit than recently constructed full-service fast food restaurants. The cost of a fully equipped Good Times restaurant is one-half to two-thirds the cost for a major fast-food restaurant with seating and parking facilities. Because Good Times restaurants are small, Good Times can take advantage of smaller and odd-sized lots that have little or no development value or small pads and out lots of shopping centers and malls, thereby decreasing ground lease costs and overall expenses.

     Plan of Operation. The first objective of Drive Thru has been to develop critical mass in the Denver television market (referred to as the Denver ADI which includes Boulder, Greeley, Longmont and other communities in northern Colorado.) Management believed that, in Denver, critical mass required approximately 20 restaurants to be operating, which was the number of Good Times operating in the Denver ADI when the decision was made to open the Las Vegas Good Times restaurants. However, increased advertising by its competitors and significant increases in the cost of advertising in Denver has caused management to reevaluate critical mass as requiring 30 to 35 Good Times restaurants in the Denver ADI. Good Times currently has nine company-owned, six franchised and nine joint venture stores in the Denver ADI. Drive Thru also operates one joint venture restaurant in Boise, Idaho and has one franchised restaurant in Grand Junction, Colorado.

     At September 30, 1995, the Company operated 17 company-owned and joint-venture Good Times restaurants and had seven franchised restaurants open in Colorado. Drive Thru acquired four former Rally's Hamburger restaurants in Las Vegas, Nevada which were converted to Good Times units, but were sold as of November 30, 1995. These units are not included in this total.

                            September 30, 1994    September 30, 1995

   Company-owned restaurants          8(1)                 9
   Joint venture restaurants          5                    8
   Franchise operated restaurants     2                    7
     Total restaurants               15                   24(2)



(1) This total includes the company-owned Good Times restaurant in Greeley, Colorado. That restaurant was sold to a franchisee in March 1995 and is included in the September 30, 1995 total of franchise operated restaurants.

(2) Subsequent to September 30, 1995, Drive Thru opened two joint-venture Good Times restaurants; one in Boise, Idaho and one in the Denver ADI.


     In fiscal 1996, Drive Thru will focus on developing new Good Times restaurants in the Denver ADI primarily through franchising. Drive Thru currently has in place seven franchise agreements; five are in the Denver ADI, one is for the Western Slope of Colorado; and one is for Boise, Idaho. Drive Thru is also currently in negotiations with several other potential franchisees for the development of additional units in Colorado.

     Management anticipates that Drive Thru and its existing franchisees will develop a total of five to eight Good Times units in the Denver ADI in calendar 1996. Two of those units are anticipated to be joint venture units and the remainder are to be franchised units. The current plan in the Denver ADI in 1996 is that two new Good Times restaurants will be opened in the second quarter of calendar 1996, at least three new Good Times restaurants will be opened in the third quarter of calendar 1996 and two new Good Times units will be opened in the fourth quarter of calendar 1996.

      The implementation of the development schedule set forth above for the Denver ADI during fiscal 1996 will help Drive Thru achieve the "critical mass" for media advertising necessary to effectively compete in the Denver market. Reaching such critical mass increases media advertising and supervision efficiencies thereby creating high consumer awareness so as to increase average restaurant sales volumes.

     Drive Thru's ongoing objective is to continue to increase average restaurant sales through increased customer counts in each day part (lunch, dinner and late-night), selective menu and price promotions and effective marketing of Good Times competitive attributes of high quality products, quick service and low prices. Drive Thru is also evaluating the performance of Good Times units whose sales are significantly below the average of other Good Times locations. It is likely that two or three underperforming Good Times restaurants will be relocated in 1996 and that Drive Thru will take a charge against earnings relating to the write-off of certain non-reusable assets of these restaurants.

     Operations and Management. Good Times has defined three ingredients essential to its success: (I) consistent delivery of high quality products;
(ii) speed of service; and (iii) value pricing. The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver. The total transaction time for the delivery of food at the window is approximately 30 to 45 seconds which is significantly faster than most of the larger full-service hamburger chains.

     Each Good Times unit employs a general manager, two assistant managers and approximately 25 employees most of whom work part-time during three shifts. Operating systems and training materials are utilized to ensure consistent performance to Good Times' standards. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. Management of Drive Thru believes that incentive compensation of its restaurant managers is essential to the success of its business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial and performance objectives. Drive Thru provides a medical and dental insurance plan to management with a portion of the cost contributed by the participating employee.

     Drive Thru presently purchases its products from independent food processors and distributors and does not anticipate any difficulty in continuing to obtain an adequate quantity of food products of acceptable quality and at acceptable prices.

     Financial and management control is maintained through the use of data processing and centralized accounting and management information systems which are provided by the Company. Restaurant managers forward sales reports, vendor invoices, payroll data and other operating information to Drive Thru's headquarters. Management receives weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance. Management of Drive Thru believes that such reporting requirements enhance its ability to control and manage its expanding operations.

     Drive Thru employs a full-time Director of Human Resources whose principal responsibility is to recruit and coordinate the training of management personnel required for continued expansion of Good Times units in the Denver ADI. In addition, Drive Thru has one real estate manager whose responsibility is to lease or purchase sites for franchise and company development and one construction manager who is responsible for the construction of new units.

     Marketing and Advertising. Marketing activities to date have focused on radio advertising and restaurant level promotions in the immediate trade area around each location. Drive Thru aired its first television advertising in fiscal 1995, however, additional restaurants in the Denver ADI are required to support a regular schedule of television media. Within the Denver market the ultimate objective is to develop adequate market penetration by establishing a sufficient number of Good Times restaurants to support radio and television advertising.

     In April 1993, Good Times initiated its first radio advertising campaign. Management believes that the implementation of radio advertising and continued complimentary "word of mouth" was the principal reason that same store sales showed increases of 19.6% for fiscal 1994 over fiscal 1993 and 15.4% for the first six months of fiscal 1995 over fiscal 1994. Good Times ran its first television advertising campaign between March and June 1995. However, in the second half of fiscal 1995, Good Times' competitors increased their advertising, focusing on price promotions and tie-ins with major motion pictures. This, coupled with adverse weather in April and May, rendered the television and radio advertising for Good Times much less effective than in the past.

     The cost of effective television advertising has also increased significantly and Drive Thru does not anticipate television advertising to be repeated in 1996. It is anticipated that with the fulfillment of the 1996 development schedule, Good Times will advertise on television in 1997. The marketing efforts of Good Times focus on building "brand awareness" of the Good Times concept, combined with product and pricing messages, which is important as hamburger operators compete against one another based on price. Drive Thru believes that it has a higher quality product, delivered to the customer faster, at an equal or better value than its competitors.

     Signage is one of the most important elements for establishing identity at each location. The Good Times restaurant sign package that has been developed offers flexibility based on local codes, site layout and surrounding property. The free-standing sign can be dimensionally increased or decreased while maintaining the same look and can be pole-mounted for high traffic areas where allowed.

     Franchise Program. Drive Thru has prepared prototype area rights and franchise agreements, a Uniform Franchise Offering Circular and advertising material to be utilized in soliciting prospective franchisees. Drive Thru seeks to attract franchisees having experience as restaurant operators, that are well-capitalized and have demonstrated the ability to develop multi-unit franchises. Drive Thru will carefully review sites selected for franchises and will monitor performance of franchise units. Good Times is currently working with potential franchisees only for development of units in Colorado.

     Drive Thru estimates that it will cost a franchisee on average approximately $475,000 to $575,000 to open a Good Times restaurant, including pre-opening costs and working capital and assuming the land is leased. A franchisee typically will pay a royalty of 4% of gross sales, an advertising fee of at least .5% of gross sales, plus participation in regional or national advertising when developed up to 4% of sales, and initial development and franchise fees aggregating $20,000 per unit. Among the services and materials which Drive Thru provides to franchisees are site selection assistance, plans and specifications for construction of the Good Times restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site pre-opening supervision and advice from time to time relating to operation of the franchised restaurant.

     Initial franchise development has been focused principally in the Denver ADI. In fiscal 1995 Drive Thru entered into new franchise agreements for the Western Slope of Colorado and Boise, Idaho. In 1996, Good Times will seek franchisees for development of additional units in the Denver ADI.

     Drive Thru has entered into four franchise development agreements in the Denver ADI. Six franchise units and nine joint-venture units have been developed under the development agreements for the Denver ADI. One joint-venture unit and two franchised units are expected to be developed in 1996 pursuant to these agreements. One franchise unit (in Grand Junction, Colorado) has been open pursuant to the development agreement for the Western Slope of Colorado and an additional unit in Silverthorne, Colorado is anticipated to be open by the franchisee in 1996. One joint-venture unit has been opened in Boise, Idaho in 1995, however, no additional units are planned to be open in Boise in 1996.

     Pursuant to these development agreements, in the event that Drive Thru plans the development of a new Good Times unit in the franchisee's development area, Drive Thru must notify the franchisee, provide information regarding the site, including a site evaluation, and the franchisee then has the option to franchise that unit or waive his rights as to that unit. In circumstances where Drive Thru and the franchisee have agreed to co-develop units, co-developed units will be established pursuant to limited partnerships in which Drive Thru will be the general partner and the developer will be the limited partner. Each partner will have a 50% interest in the partnership and will, therefore, be obligated to pay 50% of development costs. As general partner, Drive Thru receives a management fee and/or franchise royalty payments.

     Currently, Drive Thru is negotiating with additional groups for franchises in Colorado. In addition to the Good Times restaurants being developed in 1996 pursuant to existing development agreements, Drive Thru anticipates two to four additional franchised units to be opened in the Denver ADI during calendar 1996. Furthermore, Drive Thru is negotiating the sale of two existing company-owned Good Times units to two existing franchisees.

     Development agreements provide for payment of development fees to Drive Thru by the developer and require that the developer enter into a franchise agreement covering each franchised restaurant. The franchise agreements generally provide for payment of franchise fees and royalties of 4% of annual sales. Under certain circumstances, Drive Thru has allowed a sliding scale of royalty payments based on sales volumes.

     Operations to Date. The first Good Times prototype unit was opened in Boulder, Colorado, in September 1987. Operations were refined at that restaurant so as to achieve greater efficiency and quality of products. The next two Good Times! Drive Thru BurgersSM restaurants were opened in 1988, one in Denver and one in Thornton, Colorado. Subsequently, after it was determined the Thornton location was not generating a desirable sales volume, the building was dismantled and reassembled on a site in Denver. Management believes that this relocation of the structure validated Drive Thru's subsequent decision to use a modular building which can be economically dismantled and moved to a more attractive site.

     In August 1991, Drive Thru formed Good Times Limited Partnership I, of which Drive Thru was the sole general partner. The Partnership opened a Good Times restaurant in Greeley, Colorado, in August 1991. Effective October 1, 1992 all of the limited partners agreed to convert their limited partnership interests into a total of 114,306 shares of common stock of the Company and warrants to purchase 57,153 shares of common stock at $3.50 per share, such warrants expiring July 15, 1995. The expiration date of the warrants was subsequently extended to February 10, 1997. In March 1992, Drive Thru opened a fifth Good Times restaurant in Denver. The site was previously utilized for a Rally's double drive-through restaurant which had been closed. The building was remodeled to generally conform to the format, including signage, of Good Times units.

     In November 1992 and March 1993, Drive Thru opened its sixth and seventh restaurants in the Denver metropolitan area. These units were subsequently sold to the franchisee for the south Denver metropolitan area pursuant to the development agreement between Drive Thru and the franchisee.

     Drive Thru opened its eighth unit on October 19, 1993, 50% of which was sold to an existing franchisee on February 1, 1994, and opened twelve additional restaurants during calendar 1994. Six of these were co-developed with the same franchisee, two were franchises and four were company-owned. In calendar 1995, Drive Thru opened six new restaurants, including four units in the Denver ADI of which one was company-owned, two were joint-venture units and one was a franchised unit. Drive Thru opened one franchised unit in Grand Junction, Colorado and one joint-venture unit in Boise, Idaho.

     Good Times opened two restaurants in June 1995 and two restaurants in August 1995 in Las Vegas, Nevada. These units were previously owned by a franchisee of Rally's Hamburgers, Inc. However, Drive Thru experienced unexpected difficulty in securing suitable locations on which it could develop new units at reasonable cost in the Las Vegas market and realized that critical mass could not be achieved within an acceptable period of time. Since the four units would continue to operate at a significant loss until Drive Thru could effectively advertise in the Las Vegas market, management decided to cease operations in Las Vegas and sell the stores. The four Las Vegas units were closed on October 31, 1995 and sold as of November 30, 1995. In addition to approximately $315,000 in operating losses in Las Vegas, the Company took a charge of $710,000 for the discontinuance of its Las Vegas operations and write-down of assets in fiscal 1995.

     Employees. At December 1, 1995, Drive Thru employed approximately 572 persons (including approximately 513 hourly), of whom 33 were management and staff personnel, 72 were restaurant management and 467 were restaurant employees. Drive Thru considers its employee relations to be good. None of its employees is covered by a collective bargaining agreement.

Round The Corner

     Round The Corner Restaurants, Inc., was founded in Boulder, Colorado in 1968. RTC operates eleven restaurants, with ten restaurants along the Eastern Slope of the Rocky Mountains in Colorado and a food court outlet located in the California Mall in downtown Denver. RTC also has three franchises, two of which are operating in Colorado Springs and one 1,500 square foot restaurant in Dallas, Texas. Most facilities are approximately 4,000 square feet and are located in or adjacent to major shopping malls or other high traffic areas.

     Though RTC contributed approximately $115,000 of cash flow to the Company in fiscal 1994, it experienced a net loss of $606,000 in fiscal 1995. In August 1994, management anticipated that RTC would incur losses in 1995 and, as a result of this expectation and the negative trends at RTC, Company and RTC management began an analysis of the business and assets of RTC in order to formulate a plan for RTC. This analysis resulted in the decision to sell RTC.


     On September 30, 1995, the Company completed the sale of RTC to Hot Concepts in consideration for $100,000 in cash, a note in the amount of $291,394, and the assumption of all of RTC's liabilities. The sale of RTC by the Company resulted in a deferred gain of $66,000 which will be recognized as the note is paid off by Hot Concepts. As a result of the sale of RTC to Hot Concepts and the assumption of RTC's liabilities by Hot Concepts, the Company's financial performance will no longer be affected by RTC.

Government Regulation

     Each of the Good Times restaurants is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Good Times restaurant. Federal and state environmental regulations have not had a material effect on Good Times' operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company and Drive Thru are subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions. In addition, the Company and Drive Thru are subject to the Americans With Disabilities Act (the "ADA") which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped. Management believes that the Company and Drive Thru are in compliance with the ADA.

     The Company and Drive Thru are also subject to federal and state laws regulating franchise operations, which vary from registration and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating franchise relationships.

Competition

     The restaurant industry, including the fast food segment, is highly competitive. Drive Thru competes with a large number of other hamburger oriented, fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than does the Company. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's and Hardee's.
Double drive through restaurant chains such as Rally's Hamburgers, Inc. and Checker's Drive-In Restaurants, Inc., currently operating a total of over 1,000 double drive through restaurants in various markets in the United States, are not currently operating in Colorado. Management of Drive Thru believes that such double drive through restaurant chains will not expand into Colorado; however, such possibility exists and would result in significant competition for Drive Thru.

     Management of Drive Thru believes that it may have a competitive advantage in terms of quality of product and price-value compared to traditional fast food hamburger chains. However, recent price discounting by the major fast food hamburger chains has had a detrimental effect on Good Times' sales. Early development of its double drive through concept in Colorado has given Drive Thru an advantage over other double drive through chains that may seek to expand into Colorado because of Good Times' brand awareness and present restaurant locations. In addition, management of Drive Thru believes Drive Thru has a competitive advantage in the areas of purchasing and distribution, financial systems, marketing, construction, site selection, quality assurance and training. Nevertheless, Drive Thru may be at a competitive disadvantage with other restaurant chains with greater name recognition and marketing capability. Furthermore, most of Drive Thru's competitors in the fast-food business operate more restaurants, have been established longer and have greater financial resources and name recognition than Good Times. There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Trademarks - Colorado

     Drive Thru has registered its mark "Good Times! Drive Thru Burgers"SM in the state of Colorado and will endeavor to register such mark in each state it or a franchisee intends to open a restaurant. At present, Drive Thru relies solely upon common law trademark protection and state registration. Such reliance will not protect Drive Thru against a prior user of the mark and, if prior use is established, Drive Thru may not be able to use the mark in the area of such use. Drive Thru has applied for federal trademark registration. No assurance can be given that any such registration will issue or, if it does issue, that Drive Thru's right to the name will be protected in all desirable jurisdictions. While the mark is important to Drive Thru, unavailability of the mark in any particular geographic area into which it desires to expand operations may not necessarily be materially adverse. Such name non-availability may, however, preclude the economies and other advantages which may be available through nationwide or regional marketing and advertising.

ITEM 2.   PROPERTIES

     As of December 31, 1995, Drive Thru has an ownership interest in 19 Good Times units, 18 of which are located in Colorado and one in Boise, Idaho. Ten are held in limited partnerships of which Drive Thru is a general partner and has a 50% interest in the partnership. There are nine Good Times units wholly-owned by Drive Thru.

     Each of the Good Times restaurants is a free-standing structure containing approximately 880 square feet situated on lots of approximately 18,000 to 25,000 square feet. The land is leased at all of these locations. Drive Thru intends to enter into ground leases wherever possible. However, there is no assurance that leasing will be available for desirable sites and Drive Thru may be required to purchase such sites. In the event financing is not available for such acquisitions, Drive Thru may have to utilize cash that could otherwise be used to develop additional Good Times restaurants. In such event, Drive Thru will endeavor to enter into sale/leaseback transactions for such real estate.

     All of the restaurants are regularly maintained by the Company's repair and maintenance staff as well as by outside contractors, when necessary. Management believes that all of its properties are in good condition and that there will not be a need for significant capital expenditures to maintain the operational and aesthetic integrity of the properties for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     To the knowledge of management, no legal proceedings are pending or threatened against the Company or Good Times or their respective properties which could have a material adverse effect upon the Company or Good Times.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's outstanding shares of Common Stock (the "Common Stock") and Common Stock Purchase Warrants (the "Warrants") are traded in the over-the-counter market. The following table sets forth the quarterly high and low bid prices as reported by the National Quotation Bureau Incorporated and NASDAQ from October 1, 1993 through September 30, 1995, as adjusted for the one-for-four reverse stock split in May 1992. The quotations represent prices quoted between dealers and do not include commissions, mark-ups or mark-downs and thus may not represent actual transactions.


                        Common Stock    Series A Warrants    Series B Warrants
                         Bid Prices         Bid Prices           Bid Prices
Quarter Ended          High      Low      High      Low        High      Low

December 31, 1993      2.25     1.56      .59       .28         N/A      N/A
March 31, 1994         2.00     1.50      .50       .31         .50      .25
June 30, 1994          1.56     1.13      .25       .19         .34      .25
September 30, 1994     1.59     1.19      .25       .19         .31      .28
December 30, 1994      1.47     1.27      .22       .21         .31      .26
March 31, 1995         1.38     1.11      .11       .14         .26      .22
June 30, 1995          1.67     1.29      .15       .13         .32      .23
September 30, 1995     1.20      .96      .10       .08         .15      .09


     As of September 30, 1995, there were approximately 385 holders of record of Common Stock and 109 holders of Warrants. However, management estimates that there are not fewer than 2,257 beneficial owners of the Company's Common Stock. The NASDAQ symbols for the Common Stock and the outstanding Series A warrants and Series B warrants are "GTIM", "GTIMW," and "GTIMZ", respectively.

     In August 1994, the Company gave notice ot the holders of the Series A warrants that the expiration date of such warrants had been extended from June 15, 1995 to February 10, 1997.

                         DIVIDEND POLICY

     The Company has never paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company's ability to pay future dividends will necessarily depend upon its earnings and financial condition. However, since restaurant development is capital intensive, it is the intention of the Company to retain earnings, if any, for that purpose.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY, GOOD TIMES AND RTC

     On July 27, 1992, the stockholders of the Company approved a merger with RTC. For financial statement purposes, RTC was considered the acquiring company and the transaction was treated as a purchase by RTC of the Company, effective August 1, 1992. For legal purposes, however, the Company remained the surviving entity and the combined entity retained the Company's capital structure.

     In February 1993, the Company's operations and management were reorganized to allow Drive Thru and RTC to function as separately accountable entities and to allow RTC's and Drive Thru's managements to focus exclusively on their respective businesses. The Company provided administrative and accounting support to Drive Thru and RTC in fiscal 1995 and charged monthly management fees of $70,000 and $35,000, respectively, for such services. On September 29, 1995, the Company completed the sale of RTC to Hot Concepts and ceased providing these services to RTC. As a result, the Company will no longer receive management fees from RTC. The Company does not antncipate a material reduction in its general and administrative expenses due to the sale of RTC. However, the Company is able to provide management services to Drive Thru without significantly increasing general and administrative expenses in spite of the increase in the number of Drive Thru units. Beginning in fiscal 1996, the administrative and accounting functions of the Company will be consolidated with Drive Thru's operations and no management fees will be charged to Drive Thru.

     The following selected financial data is derived from the companies' historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7.


GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

     The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company, Drive Thru and RTC for the fiscal years ended September 30, 1994 and 1995.

                                                    Year Ended
                                                    September 30,
Operating Data:                                  1994             1995

Net Revenues                               $15,177,000     $17,522,000

Restaurant Operating Costs:
  Food and paper costs                       4,984,000       6,090,000
  Labor, occupancy and other                 7,333,000       9,169,000
  Depreciation and amortization                457,000         700,000
  Loss on disposal of restaurant
     and equipment                                 -          (360,000)
  Loss on Las Vegas
     discontinued operations                       -          (710,000)
     Total restaurant operating costs       12,774,000      17,029,000

Income From Restaurant Operations            2,403,000         493,000
Selling, General and Administrative
  Expense                                    2,279,000       2,343,000
Income (Loss) From Operations                  124,000       1,850,000
Other Income and (Expenses):
  Minority income (expense), net              (141,000)       (131,000)
  Interest, net                                (71,000)        (10,000)
Other, net                                     (90,000)        (99,000)
Total other income and (expenses)             (302,000)       (240,000)

Net Loss                                   $  (178,000)    $(2,090,000)

Net Loss Per Share                         $      (.04)    $      (.30)
Weighted Average Shares Outstanding           4,985,000      6,863,000


                                                      September 30,
                                                 1994             1995

Balance Sheet Data:

  Working Capital (deficit)                  $(707,000)     $(795,000)
  Total assets                              12,802,000      9,285,000
  Minority Interest                          1,641,000      1,735,000
  Long-term debt                             1,374,000        378,000
  Stockholders' equity                      $7,050,000     $4,986,000


Results of Operations

     For fiscal 1994, the operating results of the Company included its two operating subsidiaries, Drive Thru and RTC. The operating results for fiscal 1995 include a full year of operations for Drive Thru and the operations of RTC only for the first six months of fiscal 1995. Operating results of RTC from April 1, 1995 to September 30, 1995 are included in loss on disposal of restaurants and equipment in the consolidated statement of operations as a result of the Company's formal plan of disposal of RTC adopted on March 31, 1995. Therefore, in the following discussion and analysis, management has limited its discussion of RTC's operating results to its net revenues and the net losses of the Company attributable to RTC. Increases in revenues and expenses between years for the Company are primarily the result of the addition of new Good Times restaurants. These increases are partially offset by decreases in RTC revenues and expenses. Explanation of such changes is provided below in the detailed discussion of the operating performance between years.

Fiscal Years 1995 and 1994

     Net Revenues. Net revenues for the year ended September 30, 1995, increased $2,345,000 (15.5%) to $17,522,000 from $15,177,000 for the year ended
September 30, 1994. This increase is primarily attributable to an increase in revenue of Drive Thru of $7,157,000 (105%) to $13,959,000 in fiscal 1995 from net revenues of $6,802,000 for fiscal 1994. Fiscal 1995 net revenues includes RTC net revenues of $3,563,000 through March 31, 1995. RTC's full fiscal 1995 net revenues of $6,597,000 (including net revenues of $3,034,000, which are a component of loss on disposal of restaurants and equipment, for the period from April 1, 1995 to September 30, 1995) decreased by $1,775,000 from net revenues of $8,372,000 in fiscal 1994. The decline in RTC's net revenues was primarily attributable to increased competition and the Company's decision to focus its resources on Drive Thru rather than utilizing those resources to enhance the RTC concept to make it more competitive in the casual theme segment of the restaurant industry. The Company ceased reporting results from RTC as of April 1, 1995. Had the Company included a full year of RTC net revenues in its fiscal 1995 results, net revenues for the Company for the year ended September 30, 1995 would have been $20,556,000. One Good Times unit was sold by Drive Thru to a franchisee in March 1995. The unit generated net revenues of $139,000 during the time it was operated by Drive Thru in fiscal 1995. Therefore, the operating results of this restaurant are only included in Drive Thru's and the Company's operating results through February 28, 1995.
The increase in revenues at Drive Thru is primarily attributable to the opening of additional company-owned and franchised Good Times units during fiscal 1995 and a 6.5% increase in same store sales for stores that have been open fifteen months or longer. However, in the last six months of fiscal 1995, same store sales declined 3.0% for all Good Times units opened fifteen months or longer. Average unit volumes for the company-owned Drive Thru restaurants open all of fiscal 1995 were $896,000. Based on the trend for the last six months of fiscal 1995, on an annualized basis average unit volumes for Company-owned and joint-venture units has declined to $859,000. Only three franchise restaurants were open for the full 1995 fiscal year. Those restaurants had net revenues of $1,067,000, $904,000, and $343,000, respectively, which was the basis for franchise royalty fees to be paid to Drive Thru. During the last six months of fiscal 1995, the six franchised Good Times units open for the full six month period are generating annual average unit volumes of $762,000 on an annualized basis.

     Food and Paper Costs. In fiscal 1995, Drive Thru's food and paper costs were 36.5% of net restaurant sales compared to 37.2% of net restaurant sales in fiscal 1994. The decline in Drive Thru's food and paper costs is primarily attributable to lower beef prices and an improvement in overall commodity prices resulting from the increased purchasing economies of Drive Thru.

     Income From Restaurant Operations. For the year ended September 30, 1995, the Company's income from restaurant operations was $493,000 (including $245,000 of income from restaurant operations of RTC through March 31, 1995) compared to $2,403,000 (including $1,136,000 in income from restaurant operations of RTC through March 31, 1995) in fiscal 1994. The decrease in income from restaurant operations is principally the result of a ($710,000) loss relating to Drive Thru's exit from the Las Vegas market and ($360,000) of operating losses associated with RTC oeprations from the time the disposal plan was approved through its disposal on September 30, 1995 and the disposal of restaurants and equipment resulting from the sale of RTC. Without those charges, the Company would have had income from restaurant operations (including income from restaurant operations of RTC through March 31, 1995) of $1,563,000 in fiscal 1995. Drive Thru's income from restaurant operations was $284,000 (excluding franchise revenues) in fiscal 1995 compared to $1,097,000 (excluding franchise revenues) in fiscal 1994. The decrease in income from restaurant operations for Drive Thru is primarily attributable to the closure and sale of the Good Times units in Las Vegas and accrued expenses associated with the anticipated relocation of an existing Good Times restaurant. Drive Thru does not anticipate future charges associated with its discontinued operations in Las Vegas in future reporting periods. Drive Thru's income from restaurant operations was negatively impacted in fiscal 1995 by increased labor costs and lower average unit sales in the last six months of fiscal 1995. Labor costs rose due to higher management salaries and hourly wages resulting from an increasingly competitive labor market in Colorado. There was also an increase in Drive Thru net franchise development fees and royalties from $165,000 in fiscal 1994 to $209,000 in fiscal 1995. Income from restaurant operations for Drive Thru were negatively impacted by an increase in new store opening cost amortization of $422,000 in fiscal 1995 from $95,000 in fiscal 1994.

     Income (Losses) From Operations. The Company had loss from operations before other income and expenses of ($1,850,000) in fiscal 1995 compared to income from operations of $124,000 in fiscal 1994. Income from operations was primarily affected by the losses associated with the closing of the four Las Vegas units and the sale of RTC and a decline in operating performance of RTC restaurants. Drive Thru had a loss from operations of ($599,000) in fiscal 1995 (exclusive of the $710,000 charge for the closure and sale of its Las Vegas units and $66,000 in accrued expenses for the anticipated relocation of one Drive Thru unit) compared to income from Drive Thru operations of $170,000 in fiscal 1994. Drive Thru does not anticipate future charges associated with its discontinued operations in Las Vegas in future reporting periods. Selling, general and administrative expenses decreased from $2,279,000 (15% of net revenues) to $2,343,000 (13.4% of net revenues) in fiscal 1995. Management of the Company believes that selling, general and administrative expenses will remain approximately the same in fiscal 1996.

     Net Loss. The net loss for the Company was ($2,090,000) for the year ended September 30, 1995, compared to a net loss for the Company of ($178,000) for the year ended September 30, 1994. Drive Thru had a net loss of ($1,527,000) in fiscal 1995 compared to net income of $83,000 in fiscal 1994. Of this amount, ($710,000) is attributable to the closure of Drive Thru's Las Vegas operations and approximately ($315,000) are losses from operations in fiscal 1995 for the Las Vegas Good Times units. RTC incurred a net loss of ($606,000) in fiscal 1995 compared to a net loss of ($87,000) in fiscal 1994.

     In addition to the net losses of Drive Thru and RTC in the year ended September 30, 1995, the Company, exclusive of its subsidiaries, had net income of $43,000 compared to a loss of ($175,000) in the year ended September 30, 1994. In fiscal 1995, the Company charged Drive Thru and RTC a monthly management fee for services equal to $70,000 and $35,000, respectively. Generally, the Company, exclusive of its subsidiaries, will incur a loss that is attributable principally to depreciation of corporate assets and net interest expense; however, in fiscal 1995, that loss was eliminated due to a decrease in general and administrative expenses incurred by the Company compared to its original budget, upon which the management fee was based. With the sale of RTC, the Company's general and administrative expenses will be consolidated with Drive Thru's operations.

Liquidity and Capital Resources

     As of September 30, 1995, the Company had $767,000 of cash and marketable securities on hand. Drive Thru had cash on hand of $686,000. The remaining $81,000 was the Company's cash on hand. This amount is believed sufficient to cover working capital needs of the Company for the 1996 fiscal year. The Company and Drive Thru had a combined working capital deficit of ($795,000).
In April 1995, the Company negotiated the extension of the maturity of $300,000 of notes that matured on May 31, 1995 for an additional five year term. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. It is anticipated that working capital deficits will expand as new Drive Thru restaurants are opened. Subsequent to September 30, 1995, Drive Thru utilized a significant portion of its cash-on-hand for the development of a joint-venture Good Times unit in Denver, which opened in December 1995. Drive Thru's co-development partner has not made its required payment to Drive Thru as of the date of this filing. Therefore, in order to bolster Drive Thru's cash reserves and provide additional working capital, Drive
Thru is negotiating the sale of two company-owned Drive Thru restaurants.   The
sale of RTC is not expected to have an adverse impact on the cash flows of the Company or Drive Thru.

     Net cash used in operating activities of the Company was ($451,000) for fiscal 1995 compared to net cash provided by operating activities of the Company of $1,063,000 in fiscal 1994. This was the result of a net loss of ($2,090,000) for fiscal 1995, non-cash reconciling items totaling $1,560,000 (comprised principally of depreciation and amortization, minority interest and a loss on the planned exit of the Las Vegas market of ($710,000) and increases in operating assets and liabilities totaling $79,000 (primarily a decrease in accounts receivable, prepaid expenses, accrued other liabilities, and accounts payable). The cash and cash equivalent balance was $767,000 and $522,000 as of September 30, 1995 and 1994, respectively.

     Net cash provided by investing activities by the Company in fiscal 1995 was $1,041,000 which includes proceeds from the sale of assets of $2,792,000, the purchase of marketable securities for $2,541,000, the sale of marketable securities of $1,517,000 and the purchase of property and equipment for $2,775,000. Drive Thru utilizes all cash provided by investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants. In fiscal 1994 and 1995, Drive Thru developed five company-owned Good Times restaurants and eight co-developed units. The Company expects that capital expenditures will decrease in fiscal 1996 as additional Good Times restaurants are primarily developed by franchisees. Drive Thru entered into an equipment lease line of credit in the amount of $2 million of which it has utilized approximately $550,000 as of December 20, 1995. The line of credit required the Company and Drive Thru to maintain certain financial and operating criteria. One requirement is that the Company and Drive Thru each maintain a net worth of at least $5.5 million. As a result of the losses incurred by the Company and Drive Thru in fiscal 1995, the Company and Drive Thru are in violation of such requirement and the Lessor has declared an event of default to have occurred. The Company is currently negotiating the restructuring or prepayment of the lease financing and does not anticipate that such restructuring or prepayment will have a materially adverse impact on the operations of the Company or Drive Thru. However, it is anticipated that no further leases will be entered into pursuant to the lease line of credit.

     Net cash used in investing activities by the Company in fiscal 1994 was $6,677,000, which included proceeds from the sale of assets of $400,000, the sale of marketable securities for $1,034,000, and the purchase of property and equipment for $6,071,000.

     Net cash used in financing activities by the Company in fiscal 1995 was $345,000 which includes principal payments on notes payable and long-term debt of $630,000, borrowings on notes payable and long-term debt of $56,000 distributions to minority interests in partnerships of $414,000 and contributions from minority interests in partnerships of $643,000.

     Net cash provided by financing activities by the Company in fiscal 1994 was $5,318,000, which included proceeds from the sale of common stock of $4,565,000, principal payments on notes payable and long-term debt of $424,000, distribution paid to minority interests in partnerships of $222,000, borrowings of $13,000, and contributions from minority interest in partnerships of $1,386,000.

     Neither the Company nor Drive Thru currently have any bank lines of credit.

     The Company and Drive Thru currently intends to use its cash resources and cash generated from operations for working capital and, to the extent possible, to build cash reserves. No new company-owned Good Times restaurants are planned for development in fiscal 1996. Drive Thru's existing cash resources, assuming the sale of two company-owned Good Times units, are sufficient to meet Drive Thru's current obligation to develop two co-developed units in Colorado in fiscal 1996. Drive Thru will require additional capital in order to develop additional company-owned Good Times Drive Thru restaurants in the future.
In the event Drive Thru is not successful in obtaining additional capital, management intends to continue to develop Good Times Drive Thru restaurants through franchising and joint development activities with existing and new franchisees.

Impact of Recently Issued Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting rules of FAS 123, and will be subject only to the disclosure requirements. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES:

          Independent Auditor's Report

          Consolidated Balance Sheets - September 30, 1995

          Consolidated Statements of Operations - For the Years Ended September 30, 1995 and 1994

          Consolidated Statement of Stockholders' Equity - For the Period from
               October 1, 1993 to September 30, 1995

          Consolidated Statements of Cash Flows - For the Years Ended
               September 30, 1995 and 1994

          Notes to Consolidated Financial Statements

                  INDEX TO FINANCIAL STATEMENTS





Good Times Restaurants Inc. and Subsidiaries:

Independent Auditor's Report

Consolidated Balance Sheet - September 30, 1995

Consolidated Statements of Operations - For the Years Ended
     September 30, 1994 and 1995

Consolidated Statement of Changes of Stockholders' Equity -
     For the Period from October 1, 1993 through September 30, 1995

Consolidated Statements of Cash Flows - For the Years Ended
     September 30, 1994 and 1995

Notes to Consolidated Financial Statements

                   INDEPENDENT AUDITOR'S REPORT







To the Stockholders and
Board of Directors
Good Times Restaurants Inc.


We have audited the accompanying consolidated balance sheet of Good Times Restaurants Inc. and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 30, 1995, and the results of their operations and their cash flows for the years ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles.




Hein + Associates LLP

Denver, Colorado
December 1, 1995

          GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET
                       SEPTEMBER 30, 1995

                             ASSETS
Current Assets:
     Cash and cash equivalents                                $ 767,000
     Receivables                                                105,000
     Inventories                                                 70,000
     Prepaid expenses and other                                 233,000
           Total current assets                               1,175,000

Property and Equipment, at cost:
     Land and building                                        2,574,000
     Leasehold improvements                                   2,763,000
     Fixtures and equipment                                   3,118,000
                                                              8,455,000
     Less accumulated depreciation and amortization          (1,305,000)
                                                              7,150,000

Other Assets:
     Assets held for sale                                         61,000
     Note receivables                                            744,000
     Other                                                       155,000
                                                                 960,000
Total Assets                                                  $9,285,000

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of capital lease obligations               $298,000
     Accounts payable                                            611,000
     Accrued wages and salaries                                  215,000
     Accrued property taxes                                      129,000
     Accrued cost of lease abandonment                           133,000
     Accrued loss on planned exit of Las Vegas market            145,000
     Accrued and other liabilities                               439,000
           Total current liabilities                           1,970,000

Long-Term Capital Lease Obligations,
     net of current portion                                       78,000

Long-term Debt                                                   300,000

Deferred Liabilities                                             216,000

Minority Interests in Partnerships                             1,735,000

Commitments (Note 5)

Stockholders' Equity:
     Common stock, $.001 par value; 50,000,000 shares
         authorized, 6,898,152 shares issued and outstanding       7,000
     Capital contributed in excess of par value               11,683,000
     Notes receivable from officers                             (881,000)
     Accumulated deficit                                      (5,823,000)
           Total stockholders' equity                          4,986,000

Total Liabilities and Stockholders' Equity                    $9,285,000




































See accompanying notes to these consolidated financial statements.


        GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended
                                                   September 30,
                                               1994            1995

Net Revenues:
     Restaurant sales                      15,012,000     $17,313,000
     Area development & franchise fees         85,000          55,000
     Franchise royalties                       80,000         154,000
                                           15,177,000      17,522,000

Restaurant Operating Costs:
     Food and paper costs                   4,984,000       6,090,000
     Restaurant labor costs                 4,558,000       6,071,000
     Restaurant occupancy costs             2,094,000       2,007,000
     Other restaurant operating costs         681,000       1,091,000
     Depreciation and amortization            457,000         700,000
     Loss on disposal of restaurants
         and equipment                          -             360,000
     Loss on planned exit of the
         Las Vegas market                       -             710,000
     Total restaurant operating costs      12,774,000      17,029,000

Income from Restaurant Operations           2,403,000         493,000

Selling, General and Administrative Expense:
     General and administrative             1,540,000       1,549,000
     Advertising                              739,000         794,000
           Total selling, general
             and administrative expenses    2,279,000       2,343,000

Other Income (Expenses):
     Interest income                          111,000          90,000
     Interest expense                        (182,000)       (100,000)
     Minority interest in income
         of partnerships                     (141,000)       (131,000)
     Other, net                               (90,000)        (99,000)
           Total other expenses, net         (302,000)       (240,000)

Net Loss                                   $ (178,000)     $2,090,000)

Net Loss per Share                         $     (.04)     $     (.30)

Weighted Average Shares Outstanding         4,985,000       6,863,000



See accompanying notes to these consolidated financial statements.




                         GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM OCTOBER 1, 1993 THRU SEPTEMBER 30, 1995


                                    Common Stock     Capital In  Officers
                                  Issued    Par       Excess Of  Notes     Accumulated
                                  Shares    Value     Par Value  Receivbls Deficit    Total


Balances, October 1, 1993        2,979,102  $3,000  $6,140,000  $   -    $(3,555,000) $2,588,000
  Sale of stock in public
    offering                     3,216,000   3,000   4,562,000      -         -        4,565,000
  Stock issued for land             55,970     -        75,000      -         -           75,000
  Net loss                            -        -         -          -       (178,000)   (178,000)

Balances, September 30, 1994     6,251,072   6,000  10,777,000      -     (3,733,000)  7,050,000
  Additional cost incurred for
  Good Times public offering          -        -        (7,000)     -         -           (7,000)
  Stock issued to employee
    benefit plan                    22,080     -        33,000      -         -           33,000
  Stock purchased by officers      625,000   1,000     880,000      -             -      881,000
  Notes receivable from officers
   for stock purchase                 -        -           -    (881,000)         -     (881,000)
         Net loss                     -        -           -        -      (2,090,000)(2,090,000)

Balances, September 30, 1995     6,898,152  $7,000 $11,683,000 $(881,000) $(5,823,000)$4,986,000




                See accompanying notes to these consolidated financial statements.


         GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Years Ended
                                                           September 30,
                                                      1994            1995
Cash Flows from Operating Activities:
         Net loss                                  $(178,000)     $(2,090,000)
         Adjustments to reconcile net loss to
           net cash from operating activities:
         Depreciation and amortization              457,000           700,000
              Minority interest                     141,000           131,000
              Loss on planned exit of
                Las Vegas market                          -           710,000
              Unrealized loss on marketable
                securities                           39,000             -
              Cash transferred in sale of subsidiary      -            (7,000)
              Common stock for services                   -            26,000
              Changes in operating assets and liabilities:
                (Increase) decrease in:
                   Receivables                      (47,000)          287,000
                   Inventories                       (4,000)          (44,000)
                   Prepaid expenses and other      (283,000)          154,000
                (Decrease) increase in:
                   Accounts payable                 310,000          (217,000)
                   Accrued and other liabilities    628,000          (101,000)
              Net cash provided by (used in)
                operating activities              1,063,000          (451,000)

Cash Flows from Investing Activities:
         Purchase of property and equipment      (6,071,000)       (2,775,000)
         Proceeds from sale of assets               400,000         2,792,000
         Principal payments on notes receivable      28,000         -
         Purchase of marketable securities       (1,034,000)       (1,517,000)
         Sale of marketable securities                -             2,541,000
              Net cash (used in) provided by
                investing activities             (6,677,000)        1,041,000

Cash Flows from Financing Activities:
         Proceeds from sale of common stock (net) 4,565,000             -
         Principal payments on notes payable and
           long-term debt                          (424,000)        (630,000)
         Borrowings on notes payable and
           long-term debt                            13,000           56,000
         Distributions paid to minority interests
           in partnerships                         (222,000)        (414,000)
         Contributions from minority interest in
           partnerships                           1,386,000          643,000
              Net cash provided by (used in)
                 financing activities             5,318,000         (345,000)

Increase (Decrease) in Cash                        (296,000)         245,000

Cash, beginning of period                           818,000          522,000

Cash, end of period                                $522,000         $767,000

See accompanying notes to these consolidated financial statements. Supplemental Disclosures of Cash Flow Information:
         Cash paid for interest                    $166,000         $100,000

         Purchase of land, building, and equipment
           through long-term debt and stock        $350,000         $351,000

         Stock issued to officers for notes
                                receivable           $  -           $881,000

         Sale of land, building, and equipment for
           notes receivable                          $  -           $450,000

         Stock issued to employee 401(k) plan        $   -          $ 26,000

         Sale of RTC for notes receivable            $   -          $391,000

























See accompanying notes to these consolidated financial statements.

1.       Organization and Summary of Significant Accounting Policies:

         Organization - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. In July 1992, Good Times merged with Round the Corner Restaurants, Inc. (RTC). Good Times, prior to the merger and currently as a subsidiary of the Company, operates as Good Times Drive Thru Inc. (Drive Thru). All of the stock of RTC was sold as of September 30, 1995.

         Drive Thru commenced operations in 1986 and, as of September 30, 1995, operates 17 company-owned and joint venture double drive-thru fast food hamburger restaurants. In addition, Drive Thru has seven franchises operating in Colorado, and is offering franchises for development of additional Drive Thru restaurants. Subsequent to September 30, 1995, the Company opened two co-developed restaurants, one in Boise, Idaho and one in Denver, Colorado.

         Principles of Consolidation - The consolidated financial statements include the accounts of Good Times and its subsidiaries, including a 50% owned limited partnership in which the Company exercises control as general partner. All intercompany accounts and transactions are eliminated. The unrelated limited partners' equity of each partnership has been recorded as minority interest in the accompanying consolidated financial statements.

         Deferred Opening Costs - The Company has deferred certain direct incremental costs in connection with the opening of new restaurants. The net pre-opening costs included in prepaid expenses is $114,000 at September 30, 1995. The pre-opening costs are amortized over a one year period.

         Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of restaurant food items and related paper supplies.

         Property and Equipment - Depreciation is recognized on the straight-line method over the estimated useful lives of the assets or the lives of the related leases, if shorter, as follows:

          Building                             15 years
          Leasehold improvements             7-15 years
          Fixtures and equipment              3-8 years

    Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

    Sales of Restaurants and Restaurant Equity Interests - Sales of restaurants or non-controlling equity interests in restaurants developed by the Company are accounted for under the full accrual method or the installment method. Under the full accrual method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete without further contingencies. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Under the installment method, gain is recognized as principal payments on the related notes receivable are collected.

    During 1995, the Company completed a sales/lease back of four parcels of land with a cost basis of $1,287,000, which approximated the sales price.

    Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing pro-rata future payments (which totaled $96,000 as of September 30, 1995) has been reflected in the accompanying consolidated balance sheet as a deferred liability. The remaining balance represents deferred gain of $120,000 on the sale of various buildings and RTC, as discussed in Note 2.

    Advertising - The Company incurs advertising expense in connection with marketing of its restaurant operations. Advertising costs are expensed in the fiscal year incurred.

    Franchise and Area Development Fees - Individual franchise fee revenue is deferred when received and is recognized as income when the Company has substantially performed all of its obligations under the franchise agree-ment and the franchisee has commenced operations. Area development fees and related direct expenses are recognized ratably upon opening of the applicable restaurants. Continuing royalties from franchisees, which are a percentage of the gross sales of franchised operations, are recognized as income when earned. Franchise development expenses, which consist primarily of legal costs associated with developing and executing master franchise agreements, are expensed as incurred.

    Statement of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Income Taxes - income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

    Net Loss per Common Share - The computations of loss per share are based on the weighted average number of common shares outstanding during each fiscal period. Warrants and options outstanding are not included in the computations in loss years because their effect would be antidilutive.

    Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

    In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting rules of FAS 123, and will be subject only to the disclosure requirements. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.


2.  Sale of Restaurants:

    On September 30, 1995, the Company sold all its stock in RTC, a 100% owned subsidiary, for $100,000 cash and a $291,000 note. The note has an interest rate of prime minus 2% and is payable quarterly based on an amortization period of 20 years, with a balloon payment at the end of 5 years. The Company has elected to report the gain on sale under the installment method and to defer the unrealized gain of $66,000 on the $291,000 note. The buyers of RTC were, in part, members of the management of RTC before the sale. An officer of the Drive Thru is also an investor in the entity that purchased RTC. Prior to the sale of RTC, Good Times retained certain assets and liabilities of RTC, including a $150,000 note payable and an $50,000 investment in a real estate joint venture. In conjunction with the sale certain RTC employees who owned Incentive Stock Options received new Non-statutory Options with the same terms and conditions as the old options, which were cancelled. Included in restaurant sales for the years ended September 30, 1995 and 1994 are revenues related to RTC of $3,563,000 and $8,550,000, respectively. Net losses of $614,000 and $87,000 are attributable to RTC operations for the years ended September 30, 1995 and 1994, respectively. The 1995 financial statements only reflect RTC net revenues and operating costs for the six months ended March 31, 1995, the date that a formal plan of disposition was approved. Included in the net losses of RTC, is an operating loss of approximately $229,000 from RTC operations from April 1, 1995 through September 30, 1995 (the effective sale date), which is included in loss on disposal of restaurants.

    During the year, the Company opened four stores in Las Vegas, and operated the stores for approximately four months. Prior to year-end, the Company adopted a formal plan to exit from the Las Vegas market. Subsequent to year-end, the Company entered into an agreement to sell all of the Las Vegas stores, including certain items of furniture, fixtures, and equipment, for approximately $120,000, and assign its rights and obligations under the land and building leases to the purchaser. The Company has recognized an expected loss on the exit of approximately $710,000. The loss includes the write-off of approximately $417,000 of unsold assets which could not be salvaged, an accrual of approximately $74,000 for losses incurred after year end, an accrual for approximately $51,000 in rent payments expected to be made until the purchaser takes over the leases on or around February 1, 1995 and other expenses in the amount of approximately $167,000. The Company has segregated the assets held for sale in the Las Vegas restaurants on the balance sheet.
    Revenues of $332,000 and net loss of $315,000 are attributable to the Las Vegas restaurants' operations during the year ended September 30, 1995.

    During the year, the Company adopted a plan to move a building and equipment currently utilized by one of its restaurants to a new location in 1996. Certain cost associated with the building, in the amount of approximately $66,000 have been expensed in the current year in loss on disposal of restaurants. These costs mainly consist of the write-off of leasehold improvements and a land lease termination penalty.


3.  Notes Receivable:

    Notes receivable consist of the following as of September 30, 1995:

    Notes receivable, 10%, due March 1, 1997, monthly payments
    of interest only, collateralized by a building.            $315,000

    Note receivable, from purchaser of RTC, interest payable
    at 2% below prime, payable in quarterly installments of
    approximately $4,000, with remaining balance due in 2005,
    collateralized by two RTC restaurants.                      291,000

    Note receivable, 12%, due October 1, 1997, monthly
    payments of interest only, collateralized by a building.     75,000

    Note receivable, 9%, monthly payments of principal and
    interest in the amount of approximately $1,000, with
    final payment on September 1, 2000.                          60,000

    Other notes, various terms.                                 108,000
                                                                849,000
    Less current portion                                      (105,000)
                                                               $744,000

4.  Notes Payable and Long-Term Debt:

    Long-term debt consist of notes payable totaling $300,000 to an individual and his pension plan with interest at 12%, payable quarterly, principal due in May 2000.

    Subsequent to year-end, a co-developed limited partnership, of which the Company is the general partner, entered into a $362,000 loan agreement to finance the development of a restaurant in Boise, Idaho.


5.  Commitments:

    The Company's office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. Property and equipment includes equipment under capital leases at September 30, 1995 of approximately $440,000, less accumulated depreciation of approximately $75,000. Depreciation of leased equipment is included in depreciation and amortization expense. Two directors of the Company have personally guaranteed certain leases.

    The terms of one of the capital lease agreement requires, among other items, the Company to maintain certain financial ratios and provide certain financial information. As of September 30, 1995, the Company was not in compliance with a covenant requiring the Company maintain equity of $5,500,000, however, the Company is current on its monthly payment obligation to the leasing company. Subsequent to September 30, 1995, the Company received a notice of an event of default from the lessor. The Company intends to renegotiate the terms of the lease agreement or pay down the lease agreement. As such, the lease obligation has been classified as a current liability. The future minimum rental commitments for capital leases shown below, however, include monthly payments based on the original terms of the agreement.

    Following is a summary of operating lease activities:

                                                                  Operating
                                                                    Leases
                                                                     1995

           Minimum rentals                                         $649,000

           Less sublease rentals                                    (76,000)

           Net rent expense                                        $573,000

         As of September 30, 1995, future minimum rental commitments required under Good Times and Drive Thru capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

                                             Capital      Operating
                                             Leases       Leases

       1996                                  $123,000    $1,049,000
       1997                                   118,000     1,074,000
       1998                                   107,000     1,046,000
       1999                                    84,000       984,000
       2000                                    62,000       848,000
       Thereafter                                -        8,143,000
                                              494,000    13,144,000
       Less sublease rentals                     -         (904,000)

                                              494,000   $12,240,000

       Less amount representing interest     (118,000)

       Present value of net minimum
          lease payments                     $376,000

  The Company remains contingently liable on several leases of restaurants that were previously sold. The future minimum rental commitments relating to these leases totaled $1,500,000 at September 30, 1995, and have not been included in the future minimum rental commitment schedule above. The Company is also a guarantor on a RTC mortgage payable of approximately $750,000 and a Small Business Administration loan to a franchisee for approximately $400,000.


6.  Franchise and Area Development Agreements:

  The Company has five area development agreements which give the rights to co-develop or franchise approximately an additional 25 Drive Thru restaurants in Colorado and two in Boise, Idaho. Under the area development agreements, the Company generally has the right to build restaurants within the specified geographical areas. However, the Company must give the franchisee a right of first refusal to develop any restaurant proposed to be constructed by the Company as one of the developer's restaurants under the agreement. If the developer elects not to develop the restaurant, or co-develop, then the Company has the option to solely operate, co-develop or franchise the restaurant and the developer retains the right and obligation to develop restaurants as scheduled in the development agreement or as otherwise mutually agreed upon. One agreement also requires the Company to issue the franchisee warrants for the purchase of the Company's common stock in an amount equal to the franchise or development fees paid divided by the exercise price of the warrants to purchase common stock. The exercise price of the warrants to purchase common stock is 120% of the fair market value of the common stock at the date of issuance and the warrants are exercisable over five years. As of September 30, 1995, 111,708 warrants have been issued, which are exercisable at $1.67 to $2.44. The Company has no other significant continuing obligations associated with the area development agreements.

  Area development and franchise expenses for the years ended September 30, 1994 and 1995 primarily related to legal costs associated with area development agreements.


7.  Managed Limited Partnerships:

  Drive Thru is the general partner of a limited partnership. This partnership was entered into during the year ended September 30, 1994, and was formed to develop Drive Thru restaurants. Limited partner contributions have been used to construct new restaurants. Drive Thru, as a general partner, receives an allocation of 50% of the profit and losses and a fee for its management services. The limited partners' equity has been recorded as a minority interest in the accompanying consolidated financial statements.


8.  Income Taxes:

  Deferred tax assets (liabilities) are comprised of the following at September 30, 1995:

                                                       Long-Term
   Deferred assets (liabilities):
   Partnership basis difference                       $  540,000
   ITC carryover                                         139,000
   Net operating loss carryforward                     1,340,000
   Property and equipment basis differences           (1,186,000)
   Net deferred tax assets                               833,000

   Less valuation allowance*                             833,000

   Net deferred tax assets                            $    -
________________________

* The valuation allowance decreased by $842,000 during the year ended September 30, 1995.


   The Company has had no taxable income under Federal and state tax laws. Therefore, no provision for income taxes was included. The Company has net operating loss carryforwards of approximately $3,500,000 for income tax purposes which expire from 1999 through 2009. The Company also has investment tax credit carryforwards of $139,000 which are all subject to limitation of use.


9. Stockholders' Equity:

   During the year ended September 30, 1994, the Company completed a public offering of 1,608,000 units and received net proceeds of $4,565,000. Each unit sold for $3.50 and consisted of two shares of common stock and one three-year warrant for the purchase of one share of common stock at an exercise price of $2.50 per share. The warrants are redeemable under certain circumstances by the Company. The Company also sold the underwriter for $100, warrants to purchase an additional 160,800 units which are exercisable at $4.20. The underwriter warrants are currently exercisable through February 1999.

   During 1995, the Board of Directors approved an executive stock purchase plan. Under the plan, executive management acquired 625,000 restricted shares of the Company's common stock at $1.41 per share, which was the market price of the Company's publicly traded common stock on the date of grant. The Company has agreed to allow the purchase of the common stock through interest bearing notes. The notes and accrued interest are payable in October 1999, and may be prepaid anytime. Each note has full recourse to the officers. The Company has the right to repurchase 80%, 60%, 40%, and 20% of the shares if the executive managements' employment terminates during the first, second, third, and fourth years the shares are outstanding, respectively.

   The Company has an incentive stock option plan (the ISO) and a non-statutory stock option plan (the NSO) whereby 750,000 shares and 300,000 shares, respectively, are reserved for issuance. As of September 30, 1995, options for the purchase of 507,500 and 125,598 shares of common stock are outstanding under these plans, respectively, and no options have been exercised. Options for the purchase of common stock under the ISO and NSO expire from 1997 through 1999.

   The following is a table of activity under these plans:

                                      Incentive            Non-
                                       Stock             Qualified
                                       Option             Stock      Exercise
                                        Plan              Options     Price

         Options outstanding
            October 1, 1993*            502,500          115,598         N/A
            Options granted*               -              10,000       $1.75
            Options granted*             10,000              -         $3.12
            Options exchanged**        (256,250)             -         $3.12
            Options granted             256,250              -         $1.75

         Options outstanding
             September 30, 1994          512,500         125,598         N/A
            Options granted*              25,000             -         $1.44
            Options canceled             (15,000)            -         $3.12
            Options canceled             (15,000)            -         $1.75

         Options outstanding
             September 30, 1995          507,500         125,598
         ________________________

         * All options outstanding at October 1, 1993 expire in October 1997. Options issued in 1994 and 1995 expire from 1997 through 1999.

         ** One half of the incentive stock options outstanding at Apr. 26, 1994 were reissued in April 1994 with an exercise price of $1.75 with a vesting period of three years and the expiration date extended until April 1999.

         On October 1, 1995, the Company exchanged 10,000 incentive stock options with an exercise price of $3.12 and 10,000 incentive stock options with an exercise price of $1.75 for an equal number of non-qualified stock options with the same terms. The exchange was made to enable former employees of RTC to maintain their options to buy Good Times stock.

         Subsequent to year-end, the Company also issued 55,800 incentive stock options to certain employees with an exercise price of $1.25.

         In connection with Good Times' prior public offerings and other debt financing arrangements of Drive Thru and RTC, various warrants and contingent shares have been granted. The following is a summary of shares reserved for possible future issuance:

                                 Shares     Price             Expiration
   Warrants:
   Public offerings:
      1994 offering            1,608,000    $2.50             February 1997
      1992 offering              987,500    $3.50             February 1997
      Underwriters               689,400    $2.10-$5.78       July 1997 to
                                                                February 1999
   Converted partnerships         87,513    $3.50             February 1997
   Employment termination         52,063    $1.75-3.12        October 1997-
                                                                April 1999
   Franchisees & Co-development
      partners                   122,968    $1.67-$2.44       May 1996 to
                                                                February 1998
   Commission to broker           37,500    $1.17             August 1998
   Consideration for sales
      leaseback                   10,000    $1.75             March 1998-
                                                                July 1998
   Other                          70,000    $3.50             February 1997

   Consideration for various
       loans:                     50,000    $1.40             May 2000
                               3,714,944

   Option Plans
   (633,098 from
    options granted)           1,050,000   (See prior         Oct. 1997
                                                    table)    to Oct. 2000

   Total warrants, and options 4,764,944

10.   Retirement Plan:

   The Company has implemented a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, using the Company's common stock in an amount equal to 50% of the employees contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company has accrued for contributions of $60,000, at September 30, 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS -- GOOD TIMES RESTAURANTS INC.

    The executive officers and directors of the Company and Drive Thru are as follows:

    Name           Age  Positions           Date Began With Company

Dan W. James II    47   Chairman, Director       August 1968 (2)

Boyd E. Hoback     40   President, Chief         September 1973 (2)
                        Executive Officer
                        and Director (1)

Thomas A. Gordon   41   Exec. Vice President,    October 1992
                        Chief Financial Officer,
                        Treasurer, Secretary
                        and Director (3)

Robert D. Turrill  47   Vice President of        February 1971 (2)
                        Marketing

Scott G. LeFever   37   Vice President of        September 1978 (2)
                        Operations (4)

B. Edwin Massey    53   Director                 August 1968 (2)

Richard J. Stark   55   Director                 July 1990

Thomas P. McCarty  42   Director                 April 1994

Alan A. Teran      50   Director                 April 1994


(1) Director since February 1992.

(2) Dates reflect commencement of positions with a former wholly-owned subsidiary of the Company.

(3) Director since October 1994.

(4) Position is with Drive Thru.


    All directors of the Company hold office until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. The Company does not currently have standing audit or, nominating committees of the Board of Directors or committees performing similar functions. The Board of Directors established a compensation committee of the Board of Directors consisting of Directors Stark, Teran, McCarty and Massey.

    There are no family relationships among the directors or executive officers. There are no arrangements or understandings between any director and any other person pursuant to which that director was elected.

    Six meetings of the Board of Directors of the Company (including regularly scheduled and special meetings) were held during the last full fiscal year. No member of the Board of Directors attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors.

    Dan W. James II. Mr. James became a Director of the Company on December 18, 1990 and was elected Chairman, on December 16, 1992. Mr. James is one of the co-founders of RTC, the Company's former subsidiary, and had served as a Director of RTC since 1968 until 1992. Mr. James devotes the majority of his time to the management of private investments. Mr. James is also a director of Drive Thru.

    Boyd E. Hoback.  Mr. Hoback had served as Vice President, Chief
Operating Officer and Treasurer of the Company since the Paramount Merger with Drive Thru on December 18, 1990, and as a Director since February 1992. Prior to that merger, Mr. Hoback held similar positions with Drive Thru from its inception in December 1986. On December 16, 1992, Mr. Hoback was elected President and Chief Executive Officer of the Company. He is also Chairman, President and Chief Executive Officer of Drive Thru. Prior to assuming his positions with Drive Thru, Mr. Hoback served as Executive Vice President of Finance and Development of RTC since 1983. Mr. Hoback is also on the Board of Drive Thru.

    Thomas A. Gordon. Mr. Gordon has served as Chief Financial Officer of the Company, RTC and Drive Thru since October 1992. On December 16, 1992, Mr. Gordon was elected Executive Vice President of the Company and in October 1994 was elected a Director. Prior to joining the Company, Mr. Gordon held various investment banking positions in Denver, Colorado, including Vice President and Manager at United Bank of Denver (1982 - 1987, 1990 - 1991), Senior Vice President at Boettcher & Company (1987 - 1990), and Vice President at Kirkpatrick Pettis (1991 - 1992). Mr. Gordon also practiced law with the firm of Kutak Rock (1977 - 1981). Mr. Gordon is also a Director of Drive Thru.
As a result of various factors, including liabilities incurred in connection with real estate investments in Colorado in the late 1980s, Mr. Gordon filed a petition under Chapter 7 of the federal Bankruptcy Code in January 1992 and has since been discharged.

    Robert D. Turrill.   Mr. Turrill has been employed by RTC since 1971.
Prior to becoming Executive Vice President of RTC in 1987, he was Vice President of Marketing and Food Service. Mr. Turrill has been involved in all phases of operations with direct responsibility for menu development, purchase and cost control, research and multi-media advertising for RTC. Subsequent to the merger of the Company and RTC, Mr. Turrill devoted a portion of his time to the development of a marketing program for Good Times. As Good Times continued to expand, Mr. Turrill's time devoted to Good Times increased significantly. Therefore, Mr. Turrill was transferred from RTC to the newly created Company position of Vice President of Marketing, effective October 1,
1994.   Mr. Turrill is also a principal in Great Burgers, Inc., the franchisee of the RTC food court in Dallas, Texas.

    Scott G. LeFever.   Mr. LeFever has been employed by RTC since 1978.
Prior to becoming President of Round The Corner in June 1993, he was Vice President of Operations. Mr. LeFever has been involved in all phases of operations with direct responsibility for unit service performance, personnel and cost controls. Mr. LeFever was Director of Operations for Round The Corner from 1983 to 1986. He then became Director of Operations for Good Times from 1986 to 1992 during which time he helped develop the Good Times operating systems. Mr. LeFever was reassigned to the position of Drive Thru's Vice President of Operations in August 1995 and devotes his time to the
operational management of Drive Thru.   Mr. LeFever continues as a Director of
RTC and a principal in Great Burgers, Inc., the franchisee of the RTC food court in Dallas, Texas.

    B. Edwin Massey. Mr. Massey had served as Director, President and Chief Executive Officer of the Company since December 1990. He founded RTC in 1968 and was its Chairman, President and Chief Executive Officer. He held similar positions with Drive Thru from its inception in December 1986. On December 16, 1992, Mr. Massey resigned his position as President and Chief Executive Officer of the Company, but remained President of RTC.

    On June 1, 1993, the Company and Mr. Massey entered into an agreement pursuant to which Mr. Massey resigned his positions with RTC and agreed to the termination of his employment contract effective June 1, 1993. Mr. Massey acquired two restaurants from RTC in consideration of a $340,000 note payable to RTC and relinquishment of any claims under his employment contract. Mr. Massey transferred the ownership of those two restaurants to Hot Concepts in October 1995. See "Business of the Company - Certain Transactions."

    Richard J. Stark, CFA. Mr. Stark is President of Boulder Asset Management, a firm advising several large individual investors. Prior to forming Boulder Asset Management in 1984, Mr. Stark served as Chief Investment Officer of InterFirst Investment Management in Dallas. Previously he was responsible for all individual money management at Standard & Poor's/Intercapital in New York.
    Thomas P. McCarty. Mr. McCarty has spent the last 26 years in the food service industry including eleven years owning and operating his own group of restaurants, working for a major food service distributor, working for and eventually owning a real estate brokerage company which specialized in restaurant real estate and consulting, and he is currently the vice president for development of Rock Bottom Restaurants, Inc. Mr. McCarty also serves as the Vice President for Publications and Public Relations for the Colorado Restaurant Association and serves on its Executive Committee and as a member of its Board of Directors. Mr. McCarty has two degrees from the University of Colorado including a B.S. in Accounting and a B.S. in Journalism.

    Alan A. Teran. Mr. Teran has spent the past 26 years working in the restaurant industry, beginning in 1969 as restaurant manager at Cork & Cleaver. In 1971 Mr. Teran was a regional manager for Cork & Cleaver, in 1973 was promoted to Vice President of Operations and in 1976 became President of the company. In October 1981, Mr. Teran acquired the Cork & Cleaver in Boulder, Colorado. He went on to become one of the first franchisees of Le Peep Restaurants in 1983. Mr. Teran currently holds a seat on three different corporation's board of directors including Boulder Valley Bank and Trust, Quantum Restaurant Group, operator of Morton Steak Houses, Micks and Peasants restaurant concepts, and Good Times Restaurants Inc. Mr. Teran graduated from the University of Akron in 1968 with a degree in business.

Compliance with Section 16(a) of the Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting person, the Company believes that, during the fiscal year ended September 30, 1995, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with except that Director Massey made one late filing on Form 5 reporting one transaction.


ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

    The following table shows all cash compensation paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued during the fiscal years indicated, to the Chief Executive Officer and the next highest paid executive officer of the Company as of the end of the Company's last fiscal year (the "Named Executive Officers"). No other executive officers of the Company received cash compensation for such period in all capacities in which the executive officer served in excess of $100,000.

                    SUMMARY COMPENSATION TABLE


                                                                   Long-Term
                                  Annual Compensation            Compensation

 Name & Principal  Fiscal                        Other Annual
    Position        Year     Salary   Bonus(2)  Compensation(3) Options (4)(5)

Boyd E. Hoback,     1995   $110,000     -0-        $10,000          -0-
President & CEO(1)  1994    $97,500   $30,000      $10,000          -0-
                    1993    $90,000     -0-        $10,000      175,000

Thomas A. Gordon,   1995    $90,000     -0-        $11,650          -0-
Executive Vice      1994    $82,500    25,000      $10,000          -0-
President & Chief   1993    $75,000     -0-        $10,000     150,000
Financial Officer


(1) Elected to these positions on December 16, 1992. During the last three fiscal years he served continuously as an executive officer of Drive Thru.

(2) The Board of Directors approved a bonus plan in fiscal 1995 for Messrs. Hoback and Gordon that were contingent upon certain performance criteria. The plan provided for bonuses of up to 50% of salary for Mr. Hoback and 40% of salary for Mr. Gordon. Due to the Company's losses in fiscal 1995, no bonuses were awarded to Messrs. Hoback and Gordon.

(3) Consists of an officers' expense allowance.

(4) Includes previously-granted options, a portion of which were repriced during the fiscal year ended September 30, 1994, from an exercise price of $3.12 per share to $1.75 per share and which were extended to expire on October 26, 1999.

(5) Pursuant to an executive stock purchase plan approved by the Board of DIrectors on October 17, 1994, Messrs. Hoback and Gordon acquired 337,500 and 212,500 shares, respectively of the Company's common stock at $1.41 per share in consideration for interest bearing notes due October 1999.
    The Company has the right to reacquire a portion of such shares through October 1998 in the event of the termination of Mr. Hoback's or Mr. Gordon's employment with the Company on account of resignation or cause.


Option Grants

There were no grants of stock options made during the last fiscal year to any of the Named Executive Officers. In 1994, the Board of Directors repriced one-half of all employees' incentive stock options from $3.12 per share to $1.75 per share and extended the expiration date of these options to April 1999.

Options Exercises and Values

    None of the Named Executive Officers exercised stock options during the last fiscal year of the Company. The fiscal year end value of unexercised options follows:

         AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                     AND FY-END OPTION VALUES

                                                              Value
                                             Number         Unexercised
                                           Unexercised     In-the-Money
                                          Options at        Options at
                   Shares              Fiscal Year End (#) Fiscal Year End ($)
                  Acquired      Value    Exercisable/        Exercisable/
     Name     on Exercise (#) Realized  Unexercisable       Unexercisable

Boyd E. Hoback      N/A         N/A     151,666/23,334        None (1)

Thomas A. Gordon    N/A         N/A     130,834/19,166        None (1)



(1) As of September 30, 1995, the market value of the Common Stock was approximately $1.03 per share, or less than the lowest option exercise price.

Stock Options

    On April 23, 1992, the Board of Directors of the Company adopted an incentive stock option plan (the "1992 ISO") covering 300,000 shares of the Company's Common Stock and a non-statutory stock option plan (the "1992 NSO") covering 150,000 shares of the Company's Common Stock less outstanding options for the purchase of 83,750 shares of such stock.

    The optionees under the plans will not recognize income upon grant of the options. Holders of non-statutory stock options will have income on the date of exercise of the options equal to the then value of the Company's Common Stock less the option exercise price. The holders of incentive stock options will not be required to recognize income upon exercise of the options so long as the Company's Common Stock issued upon option exercise is not sold until the later of one year after the date of exercise or two years after the date of grant of the option. If these requirements are satisfied, then the optionee will realize capital gain upon sale of the Company's Common Stock in an amount equal to the sale price less the option exercise price. If these requirements are not satisfied, the optionee must recognize ordinary compensation income equal to the excess of the fair market value of the stock on the date of exercise over the price paid for such stock, and capital gain equal to the sale proceeds (or fair market value if not disposed of for cash) in excess of the optionee's tax basis (fair market value on exercise date); provided, however, such compensation income will not exceed the amount of the sale proceeds over the price paid for the stock on exercise of the option. For federal income tax purposes, the Company will be allowed a deduction for the foregoing compensatory element.
For financial accounting purposes, so long as the exercise price is equal to or in excess of fair market value of the Company's Common Stock on the date of grant of the option, the Company will not be required to recognize any related compensation expense upon either option grant or exercise. It has been proposed that applicable accounting requirements be changed so as to require the issuer of stock options to realize related compensation expense. However, it is unknown when, if ever, such changes will be effective.

    The spread between fair market value and exercise price as of the date of exercise of an incentive stock option is an adjustment to income for alternative minimum tax purposes, which, under certain conditions, may result in application of the alternative minimum tax rate to such spread.

    On October 26, 1992 the Board of Directors of the Company cancelled all of the outstanding options granted to officers and directors of the Company, RTC and Drive Thru at various times and incentive stock options and non-statutory options were issued at an exercise price of $3.12 and expiring October 26, 1997 to replace previously issued ISO's and non-statutory options.

    On May 18, 1993 the Board of Directors of the Company voted to increase the number of shares authorized in the 1992 ISO from 300,000 to 550,000 shares of the Company's Common Stock and on January 20, 1994, voted to increase the number of shares authorized in the 1992 NSO from 150,000 to 300,000. Additional options were granted to key management personnel and options were granted to management of the Company, Drive Thru and RTC who previously had not been participants in the 1992 ISO or in the 1992 NSO. The increase in the number of shares authorized under the stock option plans and the granting of the additional options reflected the changing responsibilities of executive management as a result of the restructuring of the Company approved in December 1992, the need of the Company, Drive Thru and RTC to limit cash compensation to its key employees and the desire of the Board of Directors to retain and motivate key employees by providing quasi-equity participation in the Company. At the 1993 annual meeting held in March 1994, the shareholders approved an increase in the number of shares authorized under the 1992 ISO to 750,000 shares. In April 1994, the Board of Directors repriced one-half of the incentive stock options granted to employees to $1.75 per share, initiated a new three year vesting period for such options and extended the expiration date of the repriced options to April 1999.

    The following table summarizes outstanding options granted to executive and other officers and current directors of the Company and Drive Thru as of September 30, 1995:

    Incentive Stock Options

                   Options   Options   Option    Expiration
    Name           Issued    Vested    Price        Date

Boyd E. Hoback     70,000    70,000    $3.12      10/26/97
                   70,000    46,666    $1.75       4/26/99

Thomas A. Gordon   57,500    57,500    $3.12      10/26/97
                   57,500    38,334    $1.75       4/26/99

Robert D. Turrill  30,000    30,000    $3.12      10/26/97
                   30,000    20,000    $1.75       4/26/99

Scott G. LeFever   36,250    36,250    $3.12      10/26/97
                   36,250    24,166    $1.75       4/26/99


    Non-Statutory Stock Options

                   Options   Options   Option    Expiration
    Name           Issued    Vested    Price        Date


Boyd E. Hoback     35,000    35,000    $1.75      10/26/97

Thomas A. Gordon   35,000    35,000    $1.75      10/26/97

Thomas P. McCarty   5,000     5,000    $1.75       4/26/99

Alan A. Teran       5,000     5,000    $1.75       4/26/99

Richard J. Stark    4,996     4,996    $3.12      10/26/97
                    4,996     4,996    $1.75       4/26/99


    The options are non-transferable other than by will or by the laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee. Neither the options nor the shares of Common Stock issuable upon exercise thereof have been registered for public sale under the Securities Act of 1933, although the Company reserves the right to do so at any time. Unless registered, the shares of Common Stock issued upon option exercise will be restricted securities as defined in Rule 144 under the Securities Act.

Report of Board of Directors Regarding Repricing of Options

    Effective April 26, 1994, the Board of Directors authorized an adjustment to the exercise price of one-half of the incentive stock options granted under the 1992 ISO to $1.75 per share. In addition, the Board of Directors approved a new three year vesting period for such options and extended the expiration date of the repriced options to April 26, 1999.

    Over the past several years, the trading price of the Company's Common
Stock has declined significantly. Accordingly, the previously granted options, whose exercise prices initially exceeded the trading prices of the Company's shares, no longer provided the incentives to directors and employees that were intended by the issuance thereof. For this reason, the Board of Directors accepted management's recommendation that the outstanding options be repriced as noted above.

Board of Directors

    Dan W. James II
    Boyd E. Hoback
    Thomas A. Gordon
    B. Edwin Massey
    Richard J. Stark
    Thomas P. McCarty
    Alan A. Teran

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of September 30, 1995, certain information with respect to the record and beneficial ownership of the Company's Common Stock by all stockholders known by the Company to own more than 5% of its outstanding Common Stock, and by directors and officers individually and as a group.

                                                     Percentage of
    Name, Address and            Number of Shares     Outstanding
      Position Held             Beneficially Owned   Common Stock **


Dan W. James II                    400,365(1)(2)             5.8%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Chairman, Director

First Registration Corporation     183,270(1)(2)            2.7%
  of Oklahoma City
120 N. Robinson Ave.
P.O. Box 25189
Oklahoma City, OK 73125
Shareholder

Boyd E. Hoback                    502,924(3)                7.1%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Officer and Director

Thomas A. Gordon                  349,832(4)                4.9%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Officer

B. Edwin Massey                   113,799(5)                1.6%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Director

Richard J. Stark                   17,083(6)                2.0%
6075 South Quebec
Suite 103
Englewood, CO 80111
Director

Thomas P. McCarty                   5,000(7)                 *
8779 Johnson Street
Arvada, CO 80005
Thomas P. McCarty
Director

Alan A. Teran                       5,000(8)                 *
2126 Knollwood Drive
Boulder, CO 80302
Director

Robert D. Turrill                 135,703(9)                1.9%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Officer

Scott G. LeFever                  62,552(10)                *
8620 Wolff Court, Suite 330
Westminster, CO 80030

Officer of RTC
All officers and directors     1,592,258(11)               21.5%
as a group (9 persons)


*    Less than one percent

** Rule 13-d under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through means, including, but not limited to, the exercise of any option, warrant, right or conversion of a security. Any securities not outstanding that are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

     All shares held by the Officers, Directors and Principal Shareholders listed above are "restricted securities" and are such are subject to limitations on resale. The shares may be sold pursuant to Rule 144 under certain circumstances.

(1) Includes 7,682 shares owned by the son of Mr. James, an aggregate of 6,966 shares owned by the Kent B. Hayes Trust, and an aggregate of 3,483 shares covered by presently exercisable warrants held by the Kent B. Hayes Trust for the benefit of Mr. James.

(2) May be deemed to be beneficially owned by Mr. James since First Registration Corporation of Oklahoma City is the nominee of trusts administered for Mr. James and members of his family.

(3) Includes an aggregate of 151,666 shares covered by presently exercisable options and warrants.

(4) Includes an aggregate of 130,834 shares covered by presently exercisable options.

(5) Includes 20,804 shares owned by the children of Mr. Massey and an aggregate of 52,063 shares covered by presently exercisable warrants.

(6) Includes an aggregate of 10,689 shares covered by presently exercisable options and warrants.

(7)  Includes an aggregate of 5,000 presently exercisable options.

(8)  Includes an aggregate of 5,000 presently exercisable options.

(9) Includes an aggregate of 50,000 shares covered by presently exercisable options.

(10) Includes an aggregate of 60,416 shares covered by presently exercisable options.

(11) Includes 465,668 shares covered by presently exercisable options and warrants and 218,722 shares held of record by others which may be deemed to be beneficially owned.


     On October 17, 1994, the Board of Directors approved an executive stock purchase plan. Under the plan, executive management acquired 625,000 restricted shares of the Company's common stock at $1.41 per share which was the market price of the Company's publicly traded common stock on the date of grant. The Company has agreed to allow the purchase of the common stock through interest bearing notes. The notes and accrued interest are payable in October 1999 and may be repaid any time. Each note has full recourse to the officers. The Company has the right to repurchase 80%, 60%, 40% and 20% of the shares if executive managements' employment terminates during the first, second, third and fourth years the shares are outstanding, respectively. Mr. Hoback acquired 337,500 shares, Mr. Gordon acquired 212,500 share and Mr. Turrill acquired 75,000 shares pursuant to the plan.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Drive Thru and RTC historically have been under-capitalized and have found it difficult to obtain required financing without the assistance of certain of their officers and directors, primarily in the form of guarantees of payment of restaurant leases and bank debt by Messrs. Massey and James. These principally involved obligations of RTC. Neither Mr. Massey nor Mr. James receive any compensation in connection with these guarantees. While none of the related party transactions may be deemed to have been negotiated at arms' length, all such transactions were approved by the independent members of the RTC Board of Directors and, in the opinion of Company management, all such transactions were fair and are upon terms which were at least as favorable as could have been obtained from independent third parties. To the extent that Messrs. Massey and James continue to be guarantors of such obligations, the Company has agreed to indemnify each of them from any losses that they may incur resulting from such guarantees.

     The infusion of capital provided by net proceeds from the public offering of the Company's stock in July 1992 and the subsequent merger of the Company and RTC in July 1992 substantially reduced or eliminated many actual and potential conflicts of interest as financial assistance from related parties was no longer required and the effect of existing financial arrangements with related parties (primarily guaranteed leases and loans) was diminished due to the enhanced ability of Drive Thru and RTC to pay the guaranteed obligations. Also, consummation of the merger eliminated many actual and potential conflicts which arose as a result of the two companies being engaged in the same general business and from having common directors and officers.

     On June 1, 1993, the Company and Mr. Massey entered into an agreement pursuant to which Mr. Massey resigned his positions with RTC and agreed to the termination of his employment contract effective June 1, 1993. Mr. Massey acquired two restaurants from RTC in consideration of a $340,000 note payable to RTC and relinquishment of any claims he may have had against the Company under the aforementioned employment contract. Mr. Massey operated the two restaurants as a franchisee of RTC. Mr. Massey transferred ownership of these restaurants to Hot Concepts in October 1995. The termination of Mr. Massey's employment at RTC was part of management's ongoing program to reduce overhead and attain profitability for RTC.

     Messrs. Hoback and Gordon have each entered into employment agreements with the Company in July 1994 that provide for the payment of compensation equal to one year's base salary, expense allowance, and other benefits in the event of the sale of all or substantially all of the assets of the Company or its stock to an unrelated party, or a merger, acquisition, reorganization or other similar transaction in which the Company is not the surviving entity.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

Exhibit
Number    Description                                        Location

2.1       Acquisition Agreement between Registrant
          and RTC, as amended                            (6) - Exhibit 2.1

3.1       Articles of Incorporation of the Registrant    (1) - Exhibit 3.1

3.2       Amendment to Articles of Incorporation of
          the Registrant dated January 23, 1990          (2) - Exhibit 3.1

3.4       Bylaws of the Registrant                       (1) - Exhibit 3.2

3.5       Amendment to Bylaws of Registrant
          dated June 8, 1992                             (6) - Exhibit 3.3A

4.11.     Form of Warrant Certificate for the
          purchase of an aggregate of 920,000 shares
          of Registrant's Common Stock issued in
          1990 public offering                           (3) - Exhibit 4.2

4.12.     Form of Underwriters' Warrant for the
          purchase of 80,000 shares issued in
          connection with 1990 public offering           (3) - Exhibit 1.4

4.13.     Form of Underwriters' Warrant for the
          purchase of 69,000 units issued in
          connection with 1992 public offering           (6) - Exhibit 1.4

4.14.     Form of Warrant Certificate for the
          purchase of an aggregate of 720,000
          shares of Registrant's common stock
          issued in 1992 public offering                 (6) - Exhibit 4.4

4.15.     Amended and Restated Warrant Agreement         (6) - Exhibit 4.3

4.16.     Form of Warrant Certificate to purchase
          an aggregate of 105,000 shares of
          Registrant's common stock issued in
          November 1991 Private Offering                 (5) - Exhibit 4.2

4.17.     Form of registration rights agreement
          relating to 105,000 shares of the Registrant's
          common stock issuable upon exercise of warrants
          issued in November 1991 Private Offering      (5) - Exhibit 4.3

4.18.     Form of Warrant Certificate for the purchase
          of an aggregate 50,000 shares of Registrant's
          Common Stock issued to limited partners of
          Good Times Limited Partnership I             (6) - Exhibit 4.14

4.19.     Incentive Stock Option Plan of Registrant    (6) - Exhibit 4.9

4.20.     Non-Statutory Stock Option Plan of
          Registrant                                   (6) - Exhibit 4.10

4.21.     1992 Incentive Stock Option Plan of
          Registrant                                   (6) - Exhibit 4.18

4.22.     1992 Incentive Stock Option Plan of
          Registrant, as amended                       (7) - Exhibit 4.20

4.23.     1992 Non-Statutory Stock Option Plan of
          Registrant                                   (6) - Exhibit 4.19

4.24.     1992 Non-Statutory Stock Option Plan of
          Registrant, as amended                       (7) - Exhibit 4.22

4.25.     Form of warrant dated June 1, 1995 for the
          purchase of 50,000 shares of Registrant's
          Common Stock at an exercise price of
          $1.40 per share issued to Boulder
          Radiologists Inc., Defined Benefit Plan -
          Dubach, of indebtedness by Registrant to
          Dr. Kenneth Dubach                            *

10.1      Acquisition Agreement dated April 29, 1992,
          by and among Registrant, RTC Acquisition
          Company and Round The Corner Restaurants,
          Inc., including the Plan of Merger attached
          thereto                                     (6) - Exhibit 2.1

10.2      Underwriting Agreement between Registrant
          and Cohig & Associates, Inc. dated
          June 21, 1990                               (3) - Exhibit 1.1

10.3      Underwriting Agreement between Registrant
          and Cohig & Associates, Inc. dated
          June 15, 1992                               (6) - Exhibit 1.1

10.4      Form of Agreement of Limited Partnership
          of Good Times Limited Partnership I         (5) - Exhibit 10.16

10.5      Employment Agreement dated March 17, 1992,
          between Registrant and Boyd E. Hoback       (6) - Exhibit 10.38

10.6      Promissory Note dated February 1, 1989,
          in the principal amount of $150,000
          payable by Registrant and guaranteed
          by certain officers and directors of
          the Registrant to Boulder Radiologists
          Inc. Defined Benefit Plan - Dubach         (6) - Exhibit 10.21

10.7      Stipulation and Order dated February 13, 1990,
          requiring RTC-Colorado to pay Village on the
          Park Associates the sum of $328,000 in
          monthly installments of principal and interest
          at the rate of 4% per annum through
          November 1994, as executed                 (6) - Exhibit 10.47

10.8      Form of Subscription Agreement used in
          connection with the purchase by Good
          Times of limited partnership interests
          in RTC Limited of Colorado, RTC Limited
          of Colorado - 1986 and Good Times Limited
          Partnership I                              (7) - Exhibit 10.42

10.9      Development Agreement dated April 9, 1993,
          with Fast Restaurants, Inc.                (7) - Exhibit 10.43

10.10     Warranty Deed dated May 1, 1993, in
          connection with the sale of the Arapahoe
          Road Good Times restaurant to Fast
          Restaurants, Inc. for the sum of
          $1,088,174.80                              (7) - Exhibit 10.44

10.11     Purchase Agreement dated May 3, 1993,
          between RTC, Good Times and B. Edwin Massey (7) - Exhibit 10.45

10.12     Franchise Agreement between RTC and Ed
          Massey & Associates, Inc.                   (7) - Exhibit 10.46

10.13     Supplemental Agreement between RTC and
          Ed Massey & Associates, Inc.                (7) - Exhibit 10.47

10.14     Promissory Note dated June 1, 1993, from Ed
          Massey & Associates, Inc. to RTC in the
          principal amount of $340,000                (7) - Exhibit 10.48

10.15     Promissory Note made by Fast Restaurants,
          Inc. and Colfax & Krameria Inc. to
          Good Times in the principal amount
          of $280,000                                 (7) - Exhibit 10.49

10.16     Lease Termination and Purchase and Sale
          Agreement dated February 25, 1993, between
          Good Times and Fruehauf Investments, Ltd.   (7) - Exhibit 10.50

10.17     Promissory Note dated March 30, 1993, made
          by Good Times to Fruehauf Investments, Ltd.
          in the principal amount of $250,000         (7) - Exhibit 10.51

10.18     Master Equipment Lease Agreement dated
          March 16, 1993, between Community Bank of
          Parker and Good Times                       (7) - Exhibit 10.54

10.19     Registration Rights Agreement dated
          September 30, 1993, between Good Times
          Restaurants Inc. and James M. Mansour       (7) - Exhibit 10.55

10.20     Franchise Agreement between Good Times
          Drive Thru Inc. and Colfax & Krameria Inc.
          dated August 1, 1993                        (7) - Exhibit 10.56

10.21     Letter Agreement dated September 30, 1993,
          between Registrant and James M. Mansour
          regarding Mr. Mansour's option to purchase
          at par up to $850,000 principal amount
          of secured convertible debentures from
          Registrant                                  (7) - Exhibit 10.57

10.22     Development Agreement dated September 30,
          1993, between Good Times Drive Thru Inc.
          and Rocky Mountain Burgers, Inc.            (7) - Exhibit 10.58

10.23     Form of Management Agreement among
          Registrant and its wholly-owned subsidiaries,
          Good Times Drive Thru Inc. and Round The
          Corner Restaurants, Inc.                    (7) - Exhibit 10.65

10.24     Form of Promissory Note dated October 17,
          1994 by and between Good Times Restaurants
          Inc. and Messrs. Hoback, Gordon and
          Turrill, respectively, in connection
          with the Executive Stock Purchase Plan      (8) - Exhibit 10.66

10.25     Franchise Agreement between Round The
          Corner Restaurants, Inc. and Great Burgers,
          Inc. dated January 31, 1994                 (8) - Exhibit 10.67

10.26     Form of Stock Purchase Letter Agreement
          dated as of October 17, 1994 by and between
          Good Times Restaurants Inc. and Messrs. Hoback,
          Gordon and Turrill, respectively, in connection
          with the Executive Stock Purchase Plan      (8) - Exhibit 10.68

10.27     Form of Uniform Commercial Code - Security
          Agreement by and between Good Times
          Restaurants Inc. and Messrs. Hoback,
          Gordon and Turrill, respectively, in
          connection with the Executive Stock
          Purchase Plan                               (8) - Exhibit 10.69

10.28     Form of Promissory Note dated June 1, 1995
          by and between Good Times Restaurants Inc.
          and Boulder Radiologist Inc. Pension Plan
          FBO Dubach in the amount of $300,000
          due and payable on May 31, 2000                *

10.29     Lease by and between Sheridan Park 7
          Partners, a Colorado limited partnership,
          and Good Times Restaurants Inc. in
          consideration for the payment of rent
          for office space in the aggregate amount
          of $350,796, commencing April 1, 1993
          through April 1998                             *

10.30     Master Lease Agreement in the aggregate
          amount of $2,000,000 between Capital
          Associates International, Inc., as Lessor,
          and Good Times Drive Thru Inc. as Lessee       *

10.31     Purchase letter agreement dated November
          13, 1995 between Steakout, King of Steaks
          and Good Times Drive Thru Inc. for the
          purchase of assets of four Las Vegas
          Good Times restaurants (without exhibits)      *

10.32     Employment Agreement agreed to September
          14, 1994 between Registrant and Boyd E.
          Hoback                                         *

10.33     Employment Agreement agreed to July 14, 1994
          between Registrant and Thomas A. Gordon        *

10.34     Form of Promissory Note dated November 3, 1995
          by and between AT&T Commercial Finance
          Corporation, Boise Co-Development Limited
          Partnership, Good Times Drive Thru Inc. as
          general partner, and Good Times Restaurants
          Inc. as guarantor in the amount of
          $254,625.                                     *

10.35     Form of Promissory Note dated November 3, 1995
          by and between AT&T Commercial Finance
          Corporation, Boise Co-Development Limited
          Partnership, Good Times Drive Thru Inc. as
          general partner, and Good Times Restaurants
          Inc. as guarantor in the amount of
          $104,055.                                     *

22.1      Subsidiaries of Registrant              (8)- Exhibit 22.1

23.1      Consent of HEIN + ASSOCIATES LLP              *


(1) Incorporated by reference from Registrant's Registration Statement on Form S-18 as filed with the Commission on November 30, 1988 (File No. 33-25810-LA).

(2) Incorporated by reference from Registrant's current report on Form 8-K dated January 18, 1990 (File No. 33-25810-LA).

(3) Incorporated by reference from Registrant's Registration Statement on Form S-1 as filed with the Commission on March 26, 1990 (File No. 33-33972).

(4) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1990

(5) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1991

(6) Incorporated by reference from Registrant's Registration Statement on Form S-1 as filed with the Commission on March 27, 1992 (File No. 33-46813).

(7) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1993

(8) Incorporated by reference from Registrant's Form 10-KSB for the fiscal year ended September 30, 1994.

  * Filed herewith.

         (b) Form 8-K, filed with the Commission October 16, 1995 pursuant to the Company completing the sale of 100% of the stock of Round The Corner Restaurants, Inc. ("RTC"), its wholly-owned subsidiary, to a private investor and members of RTC's management team as of September 29, 1995.

                            SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    January 10, 1996         GOOD TIMES RESTAURANTS INC.


                             By: /s/ Boyd E. Hoback, President
                                  Boyd E. Hoback, President

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                     TITLE                    DATE



/s/ Dan W. James, II              Chairman, Director    December 29, 1995
Dan W. James II



/s/ Boyd E. Hoback                President, Chief      January 10, 1996
Boyd E. Hoback                    Executive Officer
                                  and Director



/s/ Thomas A. Gordon              Executive Vice        January 10, 1996
Thomas A.Gordon                   President, Chief
                                  Financial Officer,
                                  Secretary/Treasurer, Director


/s/ B. Edwin Massey               Director             December 28, 1995
B. Edwin Massey



/s/ Thomas P. McCarty             Director             December 29, 1995
Thomas P. McCarty



/s/ Alan A. Teran                 Director             January 10, 1996
Alan A. Teran



/s/ Richard J. Stark              Director             December 27, 1995
Richard J. Stark