Form 10KSB/A
period 1995-09-30
GOOD TIMES RESTAURANTS INC
filed 1996-02-05
CIK 825324

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB/A

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

Transitional Small Business Disclosure Format     Yes       No  X


This filing has been amended pursuant to a typographical error on Page
15, Item 6, "Operating Data" whereby "Income (Loss) from Operations" for the year ended September 30, 1995 is ($1,850,000) in lieu of $1,850,000, and on Page 28, Item 11, "Security Ownership of Certain Beneficial
Owners and Management" whereby Director Richard J. Stark's Percentage of Outstanding Common Stock is .2% in lieu of 2.0% and whereby Thomas P. McCarty's Beneficial Ownership is 5,500 shares.


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

                                                    Year Ended
                                                    September 30,
Operating Data:                                  1994             1995

Net Revenues                               $15,177,000     $17,522,000

Restaurant Operating Costs:
  Food and paper costs                       4,984,000       6,090,000
  Labor, occupancy and other                 7,333,000       9,169,000
  Depreciation and amortization                457,000         700,000
  Loss on disposal of restaurant
     and equipment                                 -          (360,000)
  Loss on Las Vegas
     discontinued operations                       -          (710,000)
     Total restaurant operating costs       12,774,000      17,029,000

Income From Restaurant Operations            2,403,000         493,000
Selling, General and Administrative
  Expense                                    2,279,000       2,343,000
Income (Loss) From Operations                  124,000      (1,850,000)
Other Income and (Expenses):
  Minority income (expense), net              (141,000)       (131,000)
  Interest, net                                (71,000)        (10,000)
Other, net                                     (90,000)        (99,000)
Total other income and (expenses)             (302,000)       (240,000)

Net Loss                                   $  (178,000)    $(2,090,000)

Net Loss Per Share                         $      (.04)    $      (.30)
Weighted Average Shares Outstanding           4,985,000      6,863,000


                                                      September 30,
                                                 1994             1995

Balance Sheet Data:

  Working Capital (deficit)                  $(707,000)     $(795,000)
  Total assets                              12,802,000      9,285,000
  Minority Interest                          1,641,000      1,735,000
  Long-term debt                             1,374,000        378,000
  Stockholders' equity                      $7,050,000     $4,986,000


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

                                                     Percentage of
    Name, Address and            Number of Shares     Outstanding
      Position Held             Beneficially Owned   Common Stock **


Dan W. James II                    400,365(1)(2)             5.8%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Chairman, Director

First Registration Corporation     183,270(1)(2)            2.7%
  of Oklahoma City
120 N. Robinson Ave.
P.O. Box 25189
Oklahoma City, OK 73125
Shareholder

Boyd E. Hoback                    502,924(3)                7.1%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Officer and Director

Thomas A. Gordon                  349,832(4)                4.9%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Officer

B. Edwin Massey                   113,799(5)                1.6%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Director

Richard J. Stark                   17,083(6)                *
6075 South Quebec
Suite 103
Englewood, CO 80111
Director

Thomas P. McCarty                   5,500(7)                 *
8779 Johnson Street
Arvada, CO 80005
Thomas P. McCarty
Director

Alan A. Teran                       5,000(8)                 *
2126 Knollwood Drive
Boulder, CO 80302
Director

Robert D. Turrill                 135,703(9)                1.9%
8620 Wolff Court, Suite 330
Westminster, CO 80030
Officer

Scott G. LeFever                  62,552(10)                *
8620 Wolff Court, Suite 330
Westminster, CO 80030

Officer of RTC
All officers and directors     1,592,758(11)               21.5%
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