Form 10QSB
period 1995-12-31
GOOD TIMES RESTAURANTS INC
filed 1996-02-14
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended:December 31, 1995 Commission File Number: 0-18590


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

[X] Yes  [ ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at December
31, 1995.

       6,939,824 SHARES OF COMMON STOCK, .001 PAR VALUE

Form 10-QSB
Quarter Ended December 31, 1995



                              INDEX

                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                          3
      December 31, 1995
      and September 30, 1995

     Consolidated Statements of Operations -                4
      For the three months ended December 31,
      1995 and 1994

     Consolidated Statement of Cash Flow -                  5
     For the three months ended December 31,
     1995 and 1994

     Notes to Financial Statements                          6

     ITEM 2.  Management's Discussion and Analysis          7


PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                     10

     Signature                                              11

            GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET

                               ASSETS

                                              December 31,    September 30,
                                                  1995            1995
CURRENT ASSETS:
  Cash and cash equivalent                    $  413,000     $  767,000
  Receivables                                    380,000        105,000
  Inventories                                     75,000         70,000
  Prepaid expenses and other                     229,000        233,000
       Total current assets                    1,097,000      1,175,000


PROPERTY AND EQUIPMENT, at cost:
  Land and building                            2,698,000      2,574,000
  Leasehold improvements                       2,958,000      2,763,000
  Fixtures and equipment                       3,321,000      3,118,000
                                               8,977,000      8,455,000
  Less accumulated depreciation
    and amortization                          (1,472,000)    (1,305,000)
                                               7,505,000      7,150,000

OTHER ASSETS:
  Assets held for sale                             -0-           61,000
  Note Receivables                               745,000        744,000
  Deposits & Other                               146,000        155,000
                                                 891,000        960,000

TOTAL ASSETS                                  $9,493,000     $9,285,000

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of
    long-term debt                              $365,000       $298,000
  Accounts payable                               473,000        611,000
  Accrued liabilities                            839,000      1,061,000
       Total current liabilities               1,677,000      1,970,000

LONG-TERM DEBT,
  net of current maturities                      924,000        378,000

DEFERRED LIABILITIES                             229,000        216,000

MINORITY INTERESTS IN PARTNERSHIPS             2,049,000      1,735,000

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value;
    50,000,000 shares authorized,
    6,939,824 shares issued and
    outstanding as of December 31,
    1995 and 6,898,152 shares
    issued and outstanding as
    of September 30, 1995                          7,000          7,000

  Capital contributed in excess
    of par value                              11,725,000     11,683,000
  Note receivable - shareholders                (881,000)      (881,000)
  Accumulated deficit                         (6,237,000)    (5,823,000)
       Total stockholders' equity              4,614,000      4,986,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $9,493,000     $9,285,000


           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                      December 31,
                                                  1995           1994

NET REVENUES:
  Restaurant sales, net                        $3,312,000     $5,053,000
  Franchise revenues, net                          20,000         56,000
    Total revenues                              3,332,000      5,109,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs                            1,235,000      1,663,000
  Labor, occupancy & other                      1,620,000      2,435,000
  Depreciation & amortization                     170,000        137,000
     Total restaurant operating costs           3,025,000      4,235,000

INCOME FROM RESTAURANT OPERATIONS                 307,000        874,000

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                         718,000        756,000

INCOME (LOSS) FROM OPERATIONS                    (411,000)       118,000

OTHER INCOME & (EXPENSES)
  Minority income (expense), net                   26,000        (69,000)
  Interest, net                                   (19,000)        (8,000)
  Other, net                                       (9,000)         4,000
      Total other income & (expenses)             (52,000)       (73,000)

NET INCOME (LOSS)                               $(413,000)     $  45,000
NET INCOME (LOSS) PER SHARE                     $   (0.06)     $    0.01
WEIGHTED AVERAGE SHARES OUTSTANDING             6,940,000      6,767,376

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three Months Ended
                                                        December 31,
                                                  1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $(413,000)          $  45,000
  Depreciation and amortization                  239,000             280,000

    Changes in operating assets & liabilities --
    (Increase) decrease in:
       Prepaids & receivables                     67,000            (110,000)
       Inventories                                (5,000)            (49,000)
       Other assets                             (327,000)            147,000
       Opening expenses                          (70,000)           (105,000)

    (Decrease) increase in:
       Accounts payable                         (138,000)            (92,000)
       Accrued interest                              -               (12,000)
       Accrued property taxes                     42,000              45,000
       Accrued payroll & P/R taxes               (26,000)             26,000
       Other accrued liabilities/
          deferred income                       (224,000)             92,000

         Net cash provided by (used in)
           operating activities                 (855,000)            267,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale - FF&E, land,
    building and improvements                   (479,000)            (97,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt incurred (paid)                           614,000              12,000
  Minority interest                              324,000            (201,000)
  Paid in Capital activity                        41,000              27,000

    Net cash provided by (used in)
       financing activities                      979,000            (162,000)

INCREASE (DECREASE) IN CASH                          $(354,000)    $   8,000

    NOTES TO CONDSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS:

    In the opinion of management, the accompanying consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1995, the results of its operations and its cash flow for the three month period ended December 31, 1995. Operating results for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

    The consolidated balance sheet as of September 30, 1995 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's form 10-KSB/A for the fiscal year ended September 30, 1995.

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

    In February 1993, the Company's operations and management were reorganized to allow Good Times Drive Thru Inc. ("Drive Thru") and RTC to function as separately accountable entities and to allow RTC's and Drive Thru's managements to focus exclusively on their respective businesses. The Company provided administrative and accounting support to Drive Thru and RTC in fiscal 1995 and charged monthly management fees of $70,000 and $35,000, respectively, for such services. On September 29, 1995, the Company completed the sale of RTC to Hot Concepts Management Group, L.L.C. and ceased providing these services to RTC. As a result, the Company will no longer receive management fees from RTC. The Company does not anticipate a material reduction in its general and administrative expenses due to the sale of RTC. However, the Company is able to provide management services to Drive Thru without increasing general and administrative expenses in spite of the increase in the number of Drive Thru units. Management has begun to aggressively reduce general and administrative expenses reflecting its operation as a one market company. Beginning in fiscal 1996, the administrative and accounting functions of the Company will be consolidated with Drive Thru's operations and no management fees will be charged to Drive Thru.

    The following presents certain historical financial information of the operations of the Company. This financial information includes the combined operations of the Company, Drive Thru, and RTC for the three month period ended December 31, 1994 and the results of the Company and Drive Thru for the three month period ended December 31, 1995.

Results of Operations

    Net Revenues.  Net revenues for the three months ended
December 31, 1995, decreased $1,777,000 (35%) to $3,332,000 from
$5,109,000 for same prior year period. This decrease is attributable to the sale of RTC in fiscal 1995 and the elimination of RTC's results from the Company's consolidated financial results.
In the three month period ended December 31, 1994, RTC had net revenues of $1,950,000. There was an increase of $173,000 (5%) in net revenue of Drive Thru to $3,332,000 for the three months ended
December 31, 1995 from $3,159,000 for the same prior year period.
The increase in Drive Thru's net revenues is primarily due to net sales of Good Times units not opened for the full prior year period. The Company's additional revenues from Good Times units not open for the full prior year period were significantly offset by a decline in same store sales for company-owned and joint-venture Good Times units of approximately $367,000 (12%) for the three month period ended December 31, 1995 from the comparable prior year period. Drive Thru had twenty-six units open at the end of the period of which seven were franchised units, ten joint venture units and nine wholly-owned units compared to twenty units open at the end of the prior year period of which five were franchised units, seven joint-venture units and eight wholly-owned units.
(One company-owned Good Times unit in Greeley, Colorado was sold to a franchisee in March 1995 and is included in the total of company-owned stores for the prior year period.)

    Food and Paper Costs. Food and paper costs were 37.3% of net restaurant sales for Drive Thru for the three months ended December 31, 1995, compared to 35.2% for the prior year period. The increase in food and paper costs is attributed to an increase in discounting of Drive Thru's products that was made necessary in order to remain price competitive with Drive Thru's major competition. McDonald's, Burger King, and Wendy's have significantly increased their promotions of special, limited- time discounts on popular hamburger items such as "Big Macs", "Quarter Pounders", "Whoppers", and combo meals featuring a hamburger item, french fries and drink. In response, Drive Thru has increased the size of its regular french fries and offered a larger drink in its combo meals while raising prices nominally. Whereas management believes that this change provides the customer with a better value than it competitors' offerings; such change has resulted in higher food cost on a net sales basis. Also impacting food and paper costs is the timing of the receipt of vendor rebates which were received in the period ended December 31, 1994 and contributed to a 0.5% decrease in food and paper costs, but were not received in the current period. The Company anticipates receiving comparable vendor rebates in subsequent reporting periods.

    Income From Restaurant Operations. For the three months ended December 31, 1995 income from restaurant operations decreased to $307,000 from $874,000 for the same prior year period. Of the prior year amount, $604,000 was attributable to income from restaurant operations of Drive Thru and $213,000 was attributable to the income from operations of RTC. Drive Thru experienced a decrease of $297,000 in income from restaurant operations as a result of declining store sales and increased labor costs. Labor costs as a percentage of net restaurant sales increased to 33.4% in the period ended December 31, 1995 from 28.9% of net restaurant sales in the prior year period, reflecting higher discounting, lower per store sales, and an increase in average hourly wages due to a very competitive labor market. Net franchise revenue decreased $26,000 to $20,000 for the period ended December 31, 1995 from $56,000 for the prior year period. Franchise royalty income for the period ended December 31, 1995 increased to $41,000 from $33,000 for the prior year period, however, Drive Thru did not receive any franchise or development fees in the current period compared to $35,000 in such fees in the prior year period.

    Income (Losses) From Operations. The Company had a loss from operations of ($411,000) in the period ended December 31, 1995 compared to income from operations of $118,000 for the three months ended December 31, 1994. Of the prior year amount, income from operations at Drive Thru was $79,000 for the three months ended December 31, 1994 and RTC's income from operations was $44,000.

    The losses from operations are primarily a result of Drive
Thru's significantly lower income from restaurant operations (9.3% of net restaurant sales) compared to the prior year period (19.5% of net restaurant sales) and increases in general and administrative expenses of $73,000.

    Net Income (Loss). The net loss for the Company was ($413,000) for the three months ended December 31, 1995 compared to net income for the Company of $45,000 for the comparable prior year period. The net income for the Company for the three months ended December 31, 1994 included net income of $44,000 for Drive Thru and RTC's net income of $5,000. In addition to the net income of Drive Thru and RTC in the three months ended December 31, 1994, the Company incurred a loss of ($4,000) attributable principally to depreciation of corporate assets and net interest expense. Beginning in fiscal 1996, the operations of the Company and Good Times will only be reported on a consolidated basis.

Liquidity and Capital Resources

    As of December 31, 1995, the Company and Drive Thru had
$413,000 cash and marketable securities on hand. This amount is not sufficient to cover working capital needs of the Company for the remainder of the 1996 fiscal year. The Company had a combined working capital deficit of ($580,000) including $365,000 of current maturities of long-term debt. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. Currently, operating cash flow is not sufficient to cover the Company's working capital needs. The Company and Drive Thru's cash position declined in the period ended December 31, 1995 as a result of the utilization of a significant portion of its cash-on-hand for the development of a joint-venture Good Times unit in Denver, which opened in December
1995. Drive Thru's co-development partner has not made its full required payment to Drive Thru as of the date of this filing, but it is anticipated it will be made by March 1996. Therefore, in order to bolster Drive Thru's cash reserves and provide additional working capital, Drive Thru is negotiating the sale of a company-owned Drive Thru restaurant and the disposition of four under-performing restaurants for cash and notes.

    Approximately $274,000 of the current maturities of long-term debt is attributable to the short-term prepayment of a capital lease obligation to Capital Associates International, Inc. ("Capital Associates"). In 1995, Drive Thru entered into an equipment lease line of credit in the amount of $2 million with Capital Associates, of which it has utilized approximately $550,000 as of December 20, 1995. The line of credit required the Company and Drive Thru to maintain certain financial and operating criteria. One such requirement is that the Company and Drive Thru each maintain a net worth of at least $5.5 million. As a result of the losses incurred by the Company and Drive Thru in fiscal 1995, the Company and Drive Thru are in violation of that requirement and the Lessor has declared a technical event of default to have occurred. While the Company is current on all payments to Capital Associates, it is negotiating the restructuring of this obligation to include the prepayment of one of the leases associated with the development of a Good Times unit. The prepayment will only be paid out of proceeds from the sale of a restaurant(s).

    Net cash used in operations was $855,000 for the three month period ended December 31, 1995. This was the result of the net loss of ($413,000), plus non-cash net expenses totaling $348,000 (comprised primarily of depreciation and amortization and prepaids and receivables), net increases in operating assets and liabilities totaling $355,000 (primarily an increase of $327,000 of other assets consisting of a note due from a franchisee for costs incurred in development of a joint-venture Good Times unit and opening expenses) and a decrease in accounts payable and other accrued liabilities/deferred income consisting of expenses accrued for the discontinuance of Good Times' Las Vegas operations, the sale of RTC and severance agreements with certain Good Times employees.

    Net cash (used in) provided by investing activities by the Company in the three month period ended December 31, 1995 was ($479,000). The Company used all cash in investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants. The Company expects that capital expenditures will decrease in the future as additional Good Times restaurants are not developed by Drive Thru, but by franchisees. No new Drive Thru units are currently under construction. The Company expects an additional three to five franchised units to be opened by December 31, 1996.

    Net cash provided by financing activities by the Company in the three month period ended December 31, 1995 was $979,000. The Company obtained cash in financing activities primarily through the closing of one equipment lease financing from Capital Associates, a loan for the development of the Boise, Idaho joint-venture Good Times restaurant, and an increase in minority interest for the development of a Colorado joint-venture restaurant.

    Neither the Company nor Drive Thru have any bank lines of credit.

Impact of Inflation

    Drive Thru has not experienced a significant impact from inflation. It is anticipated any operating expense increases will be recovered by increasing menu prices to the extent that is prudent considering competition.

Seasonality

    Revenues of Drive Thru are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in January, February and March.

              GOOD TIMES RESTAURANTS, INC. & SUBSIDIARIES



Part II. - Other Information

Item 1 - 5.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  No Exhibits.
  (b)  No Form 8-Ks.

                               SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GOOD TIMES RESTAURANTS INC.



DATE: February 13,1996       BY:  /s/ Boyd E. Hoback, President &
                                  Chief Executive Officer
                                Boyd E. Hoback, President
                                  & Chief Executive Officer



                           BY:  /s/ Thomas A. Gordon, Executive
                                Vice President & CFO
                                Thomas A. Gordon, Executive Vice
                                  President & CFO