Form 10QSB
period 1996-03-31
GOOD TIMES RESTAURANTS INC
filed 1996-05-15
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended:March 31, 1996 Commission File Number: 0-18590

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

[X] Yes  [ ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at March
31, 1996.

       6,314,824 SHARES OF COMMON STOCK, .001 PAR VALUE

Form 10-QSB
Quarter Ended March 31, 1996



                              INDEX

                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -
     March 31, 1996 and September 30, 1995

     Consolidated Statements of Operations -
     For the three months ended March 31,
     1996 and 1995 and for the six months ended
     March 31, 1996 and 1995

     Consolidated Statements of Cash Flow -
     For the three months ended March 31,
     1996 and 1995 and for the six months
     ended March 31, 1996 and 1995

     Notes to Financial Statements

     ITEM 2.  Management's Discussion and Analysis

PART II - OTHER INFORMATION

     ITEMS 1 through 6.

     Signature

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                               March 31,     September 30,
                                                 1996             1995

CURRENT ASSETS:
  Cash and cash equivalent                    $  432,000     $  767,000
  Receivables                                    610,000        105,000
  Inventories                                     47,000         70,000
  Prepaid expenses and other                     189,000        233,000
    Total current assets                       1,278,000      1,175,000

PROPERTY AND EQUIPMENT, at cost:
  Land and building                            2,534,000      2,574,000
  Leasehold improvements                       2,936,000      2,763,000
  Fixtures and equipment                       3,181,000      3,118,000
                                               8,651,000      8,455,000

  Less accumulated depreciation
    and amortization                          (1,609,000)    (1,305,000)
                                               7,042,000      7,150,000

OTHER ASSETS:
  Assets held for sale                             -0-           61,000
  Note Receivables                               738,000        744,000
  Deposits & Other                               120,000        155,000
                                                 858,000        960,000

TOTAL ASSETS                                  $9,178,000     $9,285,000


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of
    long-term debt                            $  616,000     $  298,000
  Accounts payable                               449,000        611,000
  Accrued liabilities                            738,000      1,061,000
    Total current liabilities                  1,803,000      1,970,000

LONG-TERM DEBT,
  net of current maturities                      870,000        378,000

DEFERRED LIABILITIES                             360,000        216,000

MINORITY INTERESTS IN PARTNERSHIPS             2,012,000      1,735,000

                                                March 31,      September 30,
                                                  1996             1995


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value;
    50,000,000 shares authorized,
    6,314,824 shares issued and
    outstanding as of March 31,
    1996 and 6,939,824 issued and
    outstanding as of December 31,
    1995                                            7,000         7,000

  Capital contributed in excess
    of par value                               10,844,000    11,683,000
  Note receivable - shareholders                  -0-          (881,000)
  Accumulated deficit                         (6,718,000)    (5,823,000)
       Total stockholders' equity              4,133,000      4,986,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $9,178,000     $9,285,000


                         GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended      Six Months Ended
                                                       March 31,              March 31,
                                                 1996         1995       1996          1995

NET REVENUES:
  Restaurant sales, net                         $2,924,000  $4,798,000   $6,236,000  $9,851,000
  Franchise revenues, net                           34,000      24,000       54,000      80,000
       Total revenues                            2,958,000   4,822,000    6,290,000   9,931,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs                             1,122,000   1,653,000    2,357,000   3,316,000
  Labor, occupancy & other                       1,527,000   2,434,000    3,147,000   4,829,000
  Depreciation & amortization                      195,000     194,000      365,000     371,000
    Total restaurant operating costs             2,844,000   4,281,000    5,869,000   8,516,000

INCOME FROM RESTAURANT OPERATIONS                  114,000     541,000      421,000   1,415,000

OTHER OPERATING EXPENSES:
  Selling, general & administrative expenses       644,000     919,000    1,362,000   1,676,000
  Estimated operating loss from March 31, 1995
     through June 30, 1995 on line of business
     to be sold                                      -0-       250,000        -0-       250,000
  Loss on sale of RTC restaurant                     -0-       125,000        -0-       125,000
    Total other operating expenses                 644,000   1,294,000    1,362,000   2,051,000

INCOME (LOSS) FROM OPERATIONS                     (530,000)   (753,000)    (941,000)   (636,000)

OTHER INCOME & (EXPENSES)
  Minority income (expense), net                    78,000     (31,000)     104,000    (100,000)
  Interest, net                                    (19,000)    (15,000)     (38,000)    (22,000)
  Other, net                                       (10,000)     (5,000)     (19,000)       -0-
Total other income & (expenses)                     49,000     (51,000)      47,000   ($122,000)

NET INCOME (LOSS)                                ($481,000)  ($804,000)    (894,000)  ($758,000)

NET INCOME (LOSS) PER SHARE                         ($0.07)     ($0.12)      ($0.13)     ($0.11)
WEIGHTED AVERAGE SHARES OUTSTANDING              6,651,362   6,898,156    6,799,797   6,837,714

                         GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended      Six Months Ended
                                                       March 31,              March 31,
                                                    1996        1995        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              ($481,000)  ($804,000)  ($894,000)   ($758,000)
    Depreciation and amortization                  258,000     313,000     497,000      593,000

    Changes in operating assets & liabilities--
    (Increase) decrease in:
       Prepaids & receivables                     (554,000)   (173,000)   (487,000)    (283,000)
       Inventories                                  28,000      25,000      23,000      (25,000)
       Other assets                                (83,000)   (236,000)   (410,000)    (139,000)
       Opening expenses                               -0-      (46,000)    (70,000)    (150,000)

    (Decrease) increase in:
       Accounts payable                            (26,000)   (134,000)   (164,000)    (226,000)
       Accrued interest                               -0-        -0-         -0-        (12,000)
       Accrued property taxes                       17,000      26,000      59,000       71,000
       Accrued payroll & P/R taxes                 (21,000)    (20,000)    (47,000)       6,000
       Deposits                                       -0-        -0-         -0-           -0-
       Other accrued liabilities/deferred income   202,000     892,000     (22,000)     984,000

       Net cash provided by (used in)
          operating activity                      (660,000)   (207,000) (1,515,000)      61,000

    CASH FLOWS FROM INVESTING ACTIVITIES:
       (Purchase) sale - FF&E, land, building
          & improvements                           259,000     896,000    (220,000)     800,000

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt incurred (paid)                        218,000    (352,000)    832,000     (339,000)
       Minority interest                           202,000     197,000     526,000       (4,000)
       Paid in capital activity                      -0-         -0-        41,000       26,000

          Net cash provided by (used in)           420,000    (155,000)  1,399,000     (317,000)
             financing activities

  INCREASE (DECREASE) IN CASH                    $  19,000   $ 534,000   ($336,000)   $ 544,000


1.  UNAUDITED FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, the results of its operations and its cash flow for the three month period ended March 31, 1996 and for the six month period ended March 31, 1996. Operating results for the three month period ended March 31, 1996 and for the six month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

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

  The following presents certain historical financial information of the operations of the Company. This financial information includes the combined operations of the Company, Drive Thru, and RTC for the three month period and six month period ended March 31, 1995 and the results of the Company and Drive Thru for the three month period and six month period ended March 31, 1996.

Results of Operations

  Net Revenues. Net revenues for the three months ended March 31, 1996, decreased $1,864,000 (39%) to $2,958,000 from $4,822,000 for the same prior year period. This decrease is attributable to the sale of RTC in fiscal 1995 and the elimination of RTC's results from the Company's consolidated financial results. In the three month period ended March 31, 1995, RTC had net revenues of $1,613,000. There was a decrease of $251,000 (7.8%)in net revenue of Drive Thru to $2,958,000 for the three months ended March 31, 1996 from $3,209,000 for the same prior year period. The Company's additional revenues from Good Times units not open for the full prior year period were significantly offset by a decline in same store sales for company-owned and joint-venture Drive Thru units of approximately $390,000 (17.1%) for the three month period ended March 31, 1996 from the comparable prior year period. January 1996 revenues were adversely impacted by severe weather and aggressive price discounting by the major hamburger chains and the prior year period was the highest revenue per store period in the Company's history. Drive Thru had twenty-six units open at the end of the period of which eight were franchised units, ten joint venture units and eight wholly-owned units compared to twenty units open at the end of the prior year period of which five were franchised units, seven joint-venture units and eight wholly-owned units. (One company-owned Good Times unit was sold to franchisees in each of March, 1995 and February, 1996 and are included in the total of company-owned stores for the prior year period.)

  Franchise revenue increased $10,000 for the three months ended march 31, 1996 due to an increase in franchise fee income over the same prior year period.

  Net revenues for the six months ended March 31, 1996 decreased $3,641,000 (36.7%) to $6,290,000 from $9,931,000 for the same prior year period. The decrease is attributable to $3,563,000 from the sale of RTC in fiscal 1995 and the sale of two Good Times restaurants to franchisees that generated $594,000 in revenues in fiscal 1995. Same store sales for Company operated restaurants open for the full six month periods in 1995 and 1996 decreased $740,000 or 15.4%. Franchise revenue decreased $26,000 in the six months ended March 31, 1996 from the same prior year period due to lower franchise and development fees from new stores. The Company opened two new Drive Thru units in the six months ended March 31, 1996.

  Food and Paper Costs. Food and paper costs were 38.4% of net restaurant sales for Drive Thru for the three months ended March 31, 1996, compared to 37.3% for the prior year period. The increase in food and paper costs is attributed to an increase in discounting of Drive Thru's products that was made necessary in order to remain price competitive with Drive Thru's major competition. McDonald's, Burger King, and Wendy's have significantly increased their promotions of special, limited- time discounts on popular hamburger items such as "Big Macs", "Quarter Pounders", "Whoppers", and combo meals featuring a hamburger item, french fries and drink. In response, Drive Thru has increased the size of its regular french fries and offered a larger drink in its combo meals while raising prices nominally. Whereas management believes that this change provides the customer with a better value than its competitors' offerings, such change has resulted in higher food costs on a net sales basis. Management anticipates a slight decrease in discounted sales for the remainder of the fiscal year due to seasonal promotions and less discounting.

  Food and paper costs increased to 37.8% of net restaurant sales for the six months ended March 31, 1996 for Drive Thru compared to 36.3% for the same prior year period. The increase is attributable to higher levels of promotional sales and discounting in response to competitive "price wars" and higher seasonal promotion.

  Income From Restaurant Operations.  For the three months ended March 31,
1996, income from restaurant operations decreased to $114,000 from $541,000 for the same prior year period. Of the prior year amount, $487,000 was attributable to income from restaurant operations of Drive Thru and $54,000 was attributable to the income from operations of RTC. Drive Thru experienced a decrease of $373,000 in income from restaurant operations as a result of declining store sales and increased labor costs. Drive Thru's labor costs as a percentage of net restaurant sales increased to 35.8% in the three months ended March 31, 1996 from 29.2% of net restaurant sales in the same prior year period, reflecting higher discounting, lower per store sales, and an increase in average hourly wages due to a very competitive labor market. Labor costs as a percentage of restaurant sales are expected to decrease in the remainder of the fiscal year from higher average sales per store due to seasonality and from recent changes in the amount of wages and salaries allocated per store.

  For the six months ended March 31, 1996, income from restaurant operations decreased to $421,000 from $1,415,000 for the same prior year period. Of the prior year amount, $267,000 was attributable to RTC. The decrease in income from restaurant operations of Drive Thru is attributable to lower average sales per restaurant and higher labor costs as a percentage of revenues.

  Income (Losses) From Operations. The Company had a loss from operations of ($530,000) in the three months ended March 31, 1996 compared to a loss from operations of ($753,000) for the three months ended March 31, 1995. Of the prior year amount, loss from operations at Drive Thru was ($245,000) for the three months ended March 31, 1995 and RTC's loss from operations was ($508,000).

  The losses from operations are primarily a result of Drive Thru's significantly lower income from restaurant operations (3.9% of net restaurant sales) compared to the prior year period (15.3% of net restaurant sales). Selling, general and administrative expenses decreased $275,000 for the three months ended March 31, 1996 compared to the same prior year period due to reductions in administrative expenses and staff reductions.

  For the six months ended March 31, 1996, losses from operations increased to ($941,000) from ($636,000) in the same prior year period. Of the prior year amount, ($465,000) was attributable to RTC and ($171,000) was attributable to Drive Thru. The increased loss at Drive Thru for the six months ended March 31, 1996 is attributable to lower average sales per restaurant and higher labor costs compared to the prior year period.

  Net Income (Loss).  The net loss for the Company was ($481,000) for the three months ended March 31, 1996 compared to a net loss for the Company of ($804,000) for the comparable prior year period. The net loss for the Company for the three months ended March 31, 1995 included a net loss of ($257,000) for
Drive Thru and RTC's net loss of ($547,000).   Minority interest expense
decreased $109,000 in the three months ended March 31, 1996 from the same prior year period, attributable to the limited partners' share of restaurant operating losses.

  For the six month period ended March 31, 1996, the net loss increased
$136,000 to ($894,000) from ($758,000) in the same prior year period. Of the prior year loss, ($543,000) was attributable to RTC and ($215,000) was attributable to Drive Thru. Minority interest expense decreased $204,000 in the six months ended March 31, 1996 from the same prior year period.

Liquidity and Capital Resources

  As of March 31, 1996, the Company and Drive Thru had $432,000 cash and marketable securities on hand. The Company had a combined working capital deficit of ($525,000) including $616,000 of current maturities of long-term debt. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. Included in current assets are receivables of $610,000 of which $400,000 is from the sale of a restaurant to a franchisee, due April 30, 1996 and $150,000 is due from a joint venture partner in a restaurant and is expected to be received in June, 1996. The Company and Drive Thru's cash position increased $19,000 for the three-month period ended March 31, 1996.

  Approximately $245,000 of the current maturities of long-term debt is attributable to the short-term prepayment of a capital lease obligation to Capital Associates International, Inc. ("Capital Associates"). In 1995, Drive Thru entered into an equipment lease line of credit in the amount of $2 million with Capital Associates, of which it has utilized approximately $550,000 as of March 31, 1996. The line of credit required the Company and Drive Thru to maintain certain financial and operating criteria. One such requirement is that the Company and Drive Thru each maintain a net worth of at least $5.5 million. As a result of the losses incurred by the Company and Drive Thru in fiscal 1995, the Company and Drive Thru are in violation of that requirement and the Lessor has declared a technical event of default to have occurred. The Company is current on all payments to Capital Associates and negotiated the restructuring of this obligation to include the prepayment of one of the leases on April 30, 1996 and is no longer in technical default of the lease agreement.

  During the three months ended March 31, 1996, the Company sold one restaurant to a franchisee for $480,000 and received $100,000 in cash. The Company also entered into a $250,000 loan payable in full on March 7, 1997 unless the loan is converted into preferred common stock of the Company under an agreement currently being negotiated. Cash flows from investing activities reflect the sale of one restaurant's net assets of $378,000 and the purchase of restaurant assets of $119,000. Minority interest increased $202,000 from the development of one additional joint venture restaurant during the three month period.

  For the six months ended March 31, 1996, cash decreased $336,000. Cash used in operations was $1,515,000, cash used in investing activities was $220,000, and cash provided by financing was $1,399,000. The Company used all cash in investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants. The Company expects that capital expenditures will decrease in the future as additional Good Times restaurants are developed by franchisees. No new Drive Thru units are currently under construction. The Company expects an additional three franchised units to be opened by December 31, 1996.

  The Company entered into an agreement to lease or sell up to four under-performing restaurants to Steakout, King of Steaks, Inc. (see Item 5). The disposition of these restaurants is expected to increase cash flow from operations. The Company is also negotiating the sale of one joint-venture Drive Thru unit to a franchisee, which will provide additional cash from investing activities. Management does not anticipate the need for additional working capital for the remainder of the fiscal year and anticipates increasing its cash reserves.

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

           GOOD TIMES RESTAURANTS, INC. & SUBSIDIARIES

Part II. - Other Information

Item 1, 3 & 4. Not Applicable.

Item 2.       Change in Securities

            On February 19, 1996 common shares outstanding decreased from the termination of Tom Gordon as Chief Financial Officer and cancellation of the Stock Purchase Agreement covering 212,500 shares of common stock. On February 19, 1996 the Board of Directors unanimously voted to cancel the Stock Purchase Agreements the Company entered into with Boyd Hoback and Robert Turrill covering 412,500 shares of common stock. The Stock Purchase Agreements have previously been filed on Form 8-K.

Item 5.       (a)  The Company entered into a transaction on March 29, 1996 whereby it agreed to lease two initial restaurants to Steakout, King of Steaks Restaurants, Inc.("Steakout") for cash and ongoing rental payments. Depending upon certain sales performance criteria, Steakout has the option to acquire two additional Good Times restaurants. Steakout and its franchisees previously sub-leased four restaurants from Good Times in Las Vegas, Nevada and converted them to the Steakout format. Pursuant to the terms of the agreement, the Company has the right to reacquire the restaurants as a franchisee of Steakout and acquire the development rights for the Steakout concept for Colorado and Idaho or to sell the restaurants to Steakout for the net book value under a promissory note.

            (b) In February, 1996 the Company terminated Tom Gordon, its Chief Financial Officer, Treasurer and Secretary, and accepted his resignation from the Board of Directors, effective immediately. 115,000 incentive stock options expire 90 days after his termination.

                 Susan Knutson, the Company's Controller, was elected Secretary/Treasurer.


Item 6.       Exhibits and Reports on Form 8-K

            (a) Exhibit A: Letter Agreement between Good Times Restaurants Inc. and Steakout, King of Steaks Restaurants, Inc.

            (b)  No Reports on Form 8-K.

                            SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GOOD TIMES RESTAURANTS INC.



DATE:   May 14, 1996            BY:  /s/ Boyd E. Hoback, President &
                                           Chief Financial Officer
                                    Boyd E. Hoback, President
                                      & Chief Executive Officer


                                BY: /s/ Susan Knutson, Controller
                                    Susan Knutson, Controller