Form 10QSB
period 1996-06-30
GOOD TIMES RESTAURANTS INC
filed 1996-08-14
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended: June 30, 1996 Commission File Number: 0-18590

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

[X] Yes  [ ] No


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at June
30,1996.

       6,314,824 SHARES OF COMMON STOCK, .001 PAR VALUE

Form 10-QSB
Quarter Ended June 30, 1996



                              INDEX

                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                            3
     June 30, 1996 and September 30, 1995

     Consolidated Statements of Operations -                  5
     For the three months ended June 30,
     1996 and 1995 and for the nine months ended
     June 30, 1996 and 1995

     Consolidated Statements of Cash Flow -                   6
     For the three months ended June 30,
     1996 and 1995 and for the nine months ended
     June 30, 1996 and 1995

     Notes to Financial Statements                            7

     ITEM 2.  Management's Discussion and Analysis            8

PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                      12

     Signature                                               14

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                         June 30,   September 30,
                                          1996            1995

CURRENT ASSETS:
  Cash and cash equivalent              $ 634,000     $  767,000
  Receivables                             109,000        105,000
  Inventories                              45,000         70,000
  Prepaid expenses and other              193,000        233,000
    Total current assets                  981,000      1,175,000

PROPERTY AND EQUIPMENT, at cost:
  Land and building                     2,392,000      2,574,000
  Leasehold improvements                2,757,000      2,763,000
  Fixtures and equipment                3,037,000      3,118,000
                                        8,186,000      8,455,000
  Less accumulated depreciation
    and amortization                   (1,706,000)    (1,305,000)
                                        6,480,000      7,150,000

OTHER ASSETS:
  Assets held for sale                      -0-           61,000
  Notes Receivable                        755,000        744,000
  Deposits & Other                        126,000        155,000
                                          881,000        960,000
TOTAL ASSETS                           $8,342,000     $9,285,000


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of
    long-term debt                      $ 372,000     $  298,000
  Accounts payable                        378,000        611,000
  Accrued liabilities                     543,000      1,061,000
    Total current liabilities           1,293,000      1,970,000

LONG-TERM DEBT,
  net of current maturities               842,000        378,000

DEFERRED LIABILITIES                      308,000        216,000

MINORITY INTERESTS IN PARTNERSHIPS      1,860,000      1,735,000

                                        June 30,    September 30,
                                         1996          1995

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value;
    50,000,000 shares authorized,
    6,314,824 shares issued and
    outstanding as of June 30,
    1996 and 6,939,824 issued and
    outstanding as of September 30,
    1995                                    6,000          7,000

  Capital contributed in excess
    of par value                       10,845,000     11,683,000
  Note receivable - shareholders            -0-         (881,000)
  Accumulated deficit                  (6,812,000)    (5,823,000)
       Total stockholders' equity       4,039,000      4,986,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $8,342,000     $9,285,000

                         GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended       Nine Months Ended
                                                      June 30,                June 30,


                                          1996        1995         1996       1995

NET REVENUES:
  Restaurant sales, net                   $3,199,000  $3,688,000   $9,435,000 $13,539,000
  Franchise revenues, net                     30,000      36,000       83,000     117,000
       Total revenues                      3,229,000   3,724,000    9,518,000  13,656,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs                       1,173,000   1,365,000    3,529,000   4,681,000
  Labor, occupancy & other                 1,396,000   1,585,000    4,541,000   6,414,000
  Depreciation & amortization                177,000     156,000      543,000     527,000
    Total restaurant operating costs       2,746,000   3,106,000    8,613,000  11,622,000

INCOME FROM RESTAURANT OPERATIONS            483,000     618,000      905,000   2,034,000

OTHER OPERATING EXPENSES:
  Selling, general & administrative
    expenses                                 597,000     774,000    1,962,000   2,450,000
  Estimated operating loss from March 30,
    1995 through June 30, 1995 on line
    of business to be sold                     -0-       150,000        -0-       400,000
  Loss on sale of RTC restaurant               -0-         -0-          -0-       125,000
    Total other operating expenses           597,000     924,000    1,962,000   2,975,000

INCOME (LOSS) FROM OPERATIONS               (114,000)   (306,000)  (1,057,000)   (941,000)

OTHER INCOME & (EXPENSES)
  Minority income (expense), net              (2,000)    (51,000)     102,000    (151,000)
  Interest, net                              (31,000)     18,000      (68,000)     (4,000)
  Other, net                                  53,000        -0-        35,000        -0-
       Total other income & (expenses)        20,000     (33,000)      69,000   ($155,000)

NET INCOME (LOSS)                          ($ 94,000)  ($339,000)    (988,000)($1,096,000)

NET INCOME (LOSS) PER SHARE                   ($0.01)     ($0.05)      ($0.15)     ($0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING        6,314,825   6,898,156     6,638,425  6,857,584


                       GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           Three Months Ended       Nine Months Ended
                                                 June 30,                June 30,

                                            1996       1995        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         ($94,000)  ($339,000)  ($988,000) ($1,096,000)
    Depreciation and amortization            216,000     330,000     707,000      923,000

    Changes in operating assets & liabilities--
    (Increase) decrease in:
       Prepaids & receivables                383,000     (39,000)   (105,000)     (93,000)
       Inventories                             2,000       -0-        26,000      (24,000)
       Other assets                          (14,000)    (16,000)   (424,000)    (156,000)
       Opening expenses                         -0-     (134,000)    (70,000)    (284,000)

    (Decrease) increase in:
       Accounts payable                      (70,000)    129,000    (234,000)     (97,000)
       Accrued interest                         -0-        -0-         -0-        (12,000)
       Accrued property taxes                (96,000)    (84,000)    (37,000)     (13,000)
       Accrued payroll & P/R taxes            (2,000)     (1,000)    (50,000)       5,000
       Deposits                                 -0-        -0-         -0-           -0-
       Other accrued liabilities/
         deferred income                     (68,000)    (28,000)    (83,000)     733,000

       Net cash provided by (used in)
         operating activity                  257,000    (182,000) (1,258,000)    (114,000)

    CASH FLOWS FROM INVESTING ACTIVITIES:
       (Purchase) sale - FF&E, land, building
         & improvements                      380,000    (661,000)    160,000      138,000

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt incurred (paid)                 (294,000)   (214,000)    489,000     (553,000)
       Minority interest                    (141,000)    (81,000)    435,000      (85,000)
       Paid in capital activity                -0-         -0-        41,000       27,000

         Net cash provided by (used in)     (435,000)   (295,000)    965,000     (611,000)
            financing activities

  INCREASE (DECREASE) IN CASH              $ 202,000 ($1,138,000)  ($133,000)   ($587,000)

          GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1.  UNAUDITED FINANCIAL STATEMENTS:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, the results of its operations and its cash flow for the three month period ended June 30, 1996 and for the nine month period ended June 30, 1996. Operating results for the three month period ended June 30, 1996 and for the nine month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

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


    The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company and Drive Thru for the three months ended June 30, 1995 and the three months ended June 30, 1996. The financial information for the nine months ended June 30, 1995 includes the financial results of RTC
only for the six months ended March 31, 1995.
Results of Operations

     Net Revenues. Net revenues for the three months ended June 30, 1996, decreased $495,000 (13%) to $3,229,000 from $3,724,000 for the same prior year period. Of the $495,000 decrease in net revenues, $239,000 was attributable to a company-owned unit that was sold to a franchisee in February, 1996. $341,000 of the decrease was attributable to three under-performing units that were sold or subleased in April and May, 1996, one of which was company-owned and two were joint-venture units. The Company's additional revenues from Good Times units not open for the full prior year period were offset by a decline in same store sales for company-owned and joint-venture Drive Thru units of approximately $236,000 (8.2%) for the three months ended June 30, 1996 from the comparable prior year period. This is an improvement in same store sales comparisons from the second quarter's decline in same store sales of 17.1%. Same store sales declined 5.1% in the month of June, 1996. Drive Thru had twenty-three units open at the end of the period of which eight were franchised units, eight joint venture units and seven wholly-owned units compared to twenty-four units open at the end of the prior year period of which six were franchised units, eight joint-venture units and ten wholly-owned units. (The four units sold or subleased in February, April and May, 1996 are included in the total stores for the prior year period. Also included in the prior year period were two company-owned stores in Las Vegas, Nevada, which were sold during the three months ended December 31, 1995.)

     Net franchise revenue decreased $6,000 for the three months ended June 30, 1996 due to an increase in franchise expenses over
the same prior year period.    Net revenues for the nine months
ended June 30, 1996 decreased $4,138,000 (30.3%) to $9,518,000 from $13,656,000 for the same prior year period. Net revenues for the nine months ended June 30, 1995 include the results of operations of RTC for the six months ended March 31, 1995, but does not include the results from operations of RTC for the three months ended June 30, 1995. The decrease is attributable to $3,563,000 from the sale of RTC in fiscal 1995 and the sale of two Good Times restaurants to franchisees that generated $591,000 in revenues in for the nine months ended June 30, 1995. Same store sales for Company operated restaurants open for the full nine month periods in 1995 and 1996 decreased $650,000 or 8.6%. Net franchise revenue decreased $34,000 in the nine months ended June 30, 1996 from the same prior year period due to lower franchise and development fees from new stores as well as increased franchise expenses. The Company opened two new joint-venture Drive Thru units in the nine months ended June 30, 1996.

     Food and Paper Costs. Food and paper costs were 36.7% of net restaurant sales for Drive Thru for the three months ended June 30, 1996, compared to 37% for the prior year period. The decrease is attributable to lower food waste from improved controls and systems.

     Food and paper costs were 37.4% of net restaurant sales for the nine months ended June 30, 1996 for Drive Thru compared to 36.5% for the same prior year period. The increase is attributable to higher levels of promotional sales and discounting in response to competitive "price wars" and higher seasonal promotion in the first two quarters of fiscal year 1996.

     Income From Restaurant Operations. For the three months ended June 30, 1996, Drive Thru's income from restaurant operations decreased to $483,000 from $618,000 for the same prior year period. The decrease in income from restaurant operations is a result of lower average store sales and increased labor costs. Drive Thru's income from restaurant operations as a percentage of net restaurant sales was 15.1% in the three month period ended June 30, 1996 compared to 3.9% for the three months ended March 31, 1996. Drive Thru's labor costs as a percentage of net restaurant sales were 29.6% for the three months ended June 30, 1996 compared to 28.9% of net restaurant sales for the same prior year period, reflecting an increase in average hourly wages due to a very competitive labor market and lower average store sales. However, Drive Thru's labor costs of 29.6% for the three months ended June 30, 1996 showed significant improvement compared to 35.8% of net restaurant sales for the three months ended March 31, 1996. This improvement is a direct result of management's focus on store level profitability and higher seasonal sales.

     Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) was 20.6% of net restaurant sales for the three months ended June 30, 1996 compared to 21% for the same prior year period. For the three months ended March 31, 1996, cash flow from restaurant operations was 10.6% of net restaurant sales.

     For the nine months ended June 30, 1996, income from restaurant operations decreased to $905,000 from $2,034,000 for the same prior year period. Of the prior year amount, $267,000 was attributable to RTC. The decrease in income from restaurant operations of Drive Thru is attributable to lower average sales per restaurant and higher labor costs as a percentage of revenues. Drive Thru's labor costs as a percentage of net restaurant sales increased to 32.9% in the nine months ended June 30, 1996 from 28.7% in the same prior year period.

     Income (Losses) From Operations. The Company had a loss from operations of ($114,000) in the three months ended June 30, 1996 compared to a loss from operations of ($306,000) for the three months ended June 30, 1995. Of the prior year amount, loss from operations at Drive Thru was ($156,000) for the three months ended June 30, 1995 and RTC's loss from operations was ($150,000).

     The losses from operations are primarily a result of Drive Thru's lower income from restaurant operations (15.1% of net restaurant sales) compared to the prior year period (16.8% of net restaurant sales). Selling, general and administrative expenses for the three months ended June 30, 1996 include $34,000 for the write-down of undeveloped site costs. Selling, general and administrative expenses decreased $177,000 for the three months ended June 30, 1996 compared to the same prior year period due to reductions in staff and administrative expenses.

     For the nine months ended June 30, 1996, losses from operations increased to ($1,057,000) from ($941,000) in the same prior year period. Of the prior year amount, ($615,000) was attributable to RTC and ($326,000) was attributable to Drive Thru. The increased loss at Drive Thru for the nine months ended June 30, 1996 is attributable to lower average sales per restaurant and higher labor costs compared to the prior year period.

     Net Income (Loss). The net loss for the Company was ($94,000) for the three months ended June 30, 1996 compared to a net loss for the Company of ($339,000) for the comparable prior year period. The net loss for the Company for the three months ended June 30, 1995 included a net loss of ($189,000) for Drive
Thru and RTC's net loss of ($150,000).   Minority interest
expense decreased $49,000 in the three months ended June 30, 1996 from the same prior year period, attributable to the limited partners' share of decreased restaurant operating profits. Other income (expense) for the three months ended June 30, 1996 includes the recognition of a $95,000 gain that was deferred from the sale of a restaurant to a franchisee in February, 1996. Also included in other income (expense) is a ($21,000) loss on the sale and relocation of another unit to a franchisee.

     For the nine month period ended June 30, 1996, the net loss decreased $108,000 to ($988,000) from ($1,096,000) in the same prior year period. Of the prior year loss, ($693,000) was attributable to RTC and ($403,000) was attributable to Drive Thru. Minority interest expense decreased $253,000 in the nine months ended June 30, 1996 from the same prior year period.

Liquidity and Capital Resources

     As of June 30, 1996, the Company and Drive Thru had $634,000 cash and marketable securities on hand. The Company had a combined working capital deficit of ($312,000) including $372,000 of current maturities of long-term debt. $250,000 of current maturities of long-term debt is convertible to preferred stock contemplated in the transaction with The Bailey Company - see
Part II, Item 5. Included in current assets are receivables of $109,000, which are due from joint-venture partners and are expected to be received by fiscal year-end 1996. The Company and Drive Thru's cash position increased $202,000 for the three months ended June 30, 1996.

     During the three months ended June 30, 1996, the Company paid $245,000 to Capital Associates International for the prepayment of a capital lease obligation and restructured one remaining capital lease obligation. The Company is current on all obligations to Capital Associates.

     Cash flows from operating activities and investing activities for the three months ended June 30, 1996 include the closing on the sale of one company-owned restaurant to a franchisee, which decreased prepaids and receivables $380,000 and the sale for cash and relocation of one joint-venture restaurant to a franchisee, which reduced net assets $330,000 and decreased accrued liabilities $132,000. The Company received $557,000 in cash from the sale of the restaurants. Minority interest decreased $141,000, of which $88,000 was from the sale and relocation of one joint-venture restaurant.

     For the nine months ended June 30, 1996, cash decreased $133,000. Cash used in operations was $1,258,000, cash provided by investing activities was $160,000, and cash provided by financing was $965,000. The Company used all cash in investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants. The Company has minimal capital expenditure commitments for the remainder of the fiscal year. One new franchise Drive Thru unit is currently under construction. The Company expects an additional two to three franchised units to be opened by December 31, 1996.

     The Company closed and leased two under performing Good Times units, subject to the agreement with Steakout, King of Steaks, Inc. Management does not anticipate the need for additional working capital for the remainder of the fiscal year and anticipates increasing its cash reserves.

     Neither the Company nor Drive Thru have any bank lines of credit.

Impact of Inflation

     Drive Thru has not experienced a significant impact from inflation. It is anticipated any operating expense increases will be recovered by increasing menu prices to the extent that is prudent considering competition.

Seasonality

     Revenues of Drive Thru are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in January, February and March.


                           GOOD TIMES RESTAURANTS, INC. & SUBSIDIARIES

Part II. - Other Information

Item 1, 3 & 4. Not Applicable.

Item 2.     Change in Securities

            None.


Item 5. (a) The Company has entered into a Series A Convertible Preferred Stock Purchase Agreement dated as of May 31, 1996 (the "Purchase Agreement"), with The Bailey Company, a Colorado limited partnership ("Bailey"), pursuant to which Bailey has agreed to purchase and Good Times has agreed to sell 1,000,000 shares of Series A Convertible Preferred Stock. The Purchase Agreement is contingent upon, among other matters, approval by the stockholders of an Amendment to the Company's Articles of Incorporation authorizing and designating the Series A Preferred Stock. The purchase price to be paid by Bailey for the 1,000,000 shares of Series A Preferred Stock is $1.00 per share, or a total of $1,000,000. The purchase and payment will take place in three installments. The first installment will occur on the first day of the month following stockholder approval of the authorization of the Amendment and Bailey will purchase on such date 500,000 shares of the Series A Preferred Stock in consideration of $250,000 cash and the cancellation of a promissory note of the Company payable to Bailey in the amount of $250,000 arising out of a loan in that amount made by Bailey to the Company on March 1, 1996. Bailey will purchase the second installment of 250,000 shares of the Series A Preferred Stock three months after the date of the first installmentfor $250,000 cash. Bailey will purchase the third installment of 250,000 shares of the Series A Preferred Stock three months after the date of the second installment for $250,000 cash. The proceeds of the purchase are intended to be used by the Company for the development of new Good Times restaurants through the period ending December 31, 1997. The Company understands that Bailey has extensive experience in the restaurant business through its ownership and operation of a substantial number of Arby's Roast Beef Restaurants in Colorado. Details relating to the above matter is set forth in a Proxy Statement filed with the Securities & Exchange Commission in July, 1996.

               (b) Mr. B. Edwin Massey has indicated he will resign as a Director in order to facilitate the election of Directors by the holders of Series A Convertible Preferred Stock, as discussed in the
           Proxy Statement.

          (c) The Company is contingently liable as a guarantor under four restaurant leases related to Round The Corner Restaurants, Inc.("RTC") and has a note receivable of $225,000 (net of deferred gain), which is secured by a profitable RTC restaurant. RTC notified the Company in July, 1996 that it is in default of several restaurant leases and is experiencing financial difficulties. The Company is working with RTC to mitigate any potential losses to the Company and in the sale of restaurants for which the Company is contingently liable on leases.

Item 6.     Exhibits and Reports on Form 8-K

           (a)   No Reports on Form 8-K.
                            SIGNATURE


    Pursuant to the requirements of The Securities and Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GOOD TIMES RESTAURANTS INC.



DATE: August 14, 1996     BY: /s/ Boyd E.Hoback, President &
                              Chief Executive Officer
                                Boyd E. Hoback, President
                                 & Chief Executive Officer


                          BY: /s/ Susan Knutson, Controller
                                Susan Knutson, Controller