Form 10KSB
period 1996-09-30
GOOD TIMES RESTAURANTS INC
filed 1997-01-13
CIK 825324

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended   September 30, 1996
                               OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________________ to ___________________

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

       Title of each class            Name of each exchange on which
                                      registered
               NONE                   _______________________________________

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

Registrant's revenues for the most recent fiscal year were $12,826,000.

As of January 6, 1997, the aggregate market value of voting stock held by non-affiliates was $3,305,324.

As of January 6, 1997, the Registrant had 6,397,778 shares of common stock outstanding.

Transitional Small Business Disclosure Format     Yes       No  X


PART I

ITEM 1.   BUSINESS

Background

     Good Times Restaurants Inc. (the "Company") was organized under Nevada law in 1987 and is the holding company for a wholly-owned subsidiary that is engaged in the business of developing, owning, operating and franchising restaurants under the name Good Times Drive Thru BurgersSM. Good Times Drive Thru Burgers SM restaurants are owned, operated and franchised by the Company's subsidiary, Good Times Drive Thru Inc. (Good Times Drive Thru Burgers SM and Good Times Drive Thru Inc. are interchangeably referred to herein as "Good Times" or "Drive Thru"). Round The Corner restaurants are owned and operated by the Company's former subsidiary, Round The Corner Restaurants, Inc. (Round The Corner and Round The Corner Restaurants, Inc. are interchangeably referred to herein as "RTC"). With RTC's restaurant sales significantly declining in 1994 and 1995 and RTC incurring significant losses, the Company decided to divest itself of RTC and focus all of its resources on development of the Good Times concept. On September 30, 1995, the Company sold 100% of the stock of RTC to Hot Concepts Management Group, L.L.C. ("Hot Concepts").

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

     Prior to the merger, Drive Thru had maintained a close working relationship with RTC through a management agreement, shared employees, certain common officers and directors and shared administrative offices. The relationship of Drive Thru with RTC enabled Drive Thru to benefit from the years of testing for food and paper products and dependable suppliers by RTC. Drive Thru also benefited from joint purchasing economies through RTC's established network of suppliers and manufacturers and from joint marketing expertise. These synergies were enhanced with the completion of the merger.
 As the number of Good Times units increased, Drive Thru was able to function autonomously and these synergies were no longer applicable. This, combined with RTC's restaurant sales significantly declining in 1994 and 1995 and RTC incurring significant losses, led the Company to divest itself of RTC and focus all of its resources on development of the Good Times concept. On September 30, 1995, the Company sold 100% of the stock of RTC to Hot Concepts (see page 9).

Corporate Operations

     In February 1993, the Company restructured the operations and management of Drive Thru and RTC as separately accountable wholly-owned subsidiaries of the Company to allow their managements to focus exclusively on their respective businesses. The Company currently leases approximately 5,600 square feet of space for its executive offices in Westminster, Colorado for $67,896 per year. The lease is for a five year period commencing in April 1993, with an additional five year renewal option. Through fiscal 1995, the Company provided administrative and accounting support to Drive Thru and RTC and charged monthly management fees for such services. With the sale of RTC, the Company no longer provides such services to RTC and has consolidated its operations with Drive Thru.

     The Company is a holding company and its officers are the President and Chief Executive Officer of the Company and the Controller, Secretary and Treasurer. Officers of the Company hold the same position with Drive Thru and all personnel associated with the Company are employees of Drive Thru.

     For 1997, Drive Thru plans to concentrate its efforts and capital on the growth of the Good Times restaurant chain in Colorado through additional company-owned, joint-venture and franchised restaurants.

Good Times

     Good Times Drive Thru Inc. is engaged in the operation and development of the Good Times Drive Thru BurgersSM restaurants, featuring extremely fast service and a limited, high quality menu for drive-through and walk-up customers. Drive Thru currently operates and franchises twenty-three Good Times restaurants in the State of Colorado, of which nineteen are located in metropolitan Denver, one in Boulder, one in Longmont, one in Grand Junction, and one in Greeley. There is also one franchised Good Times restaurant in Boise, Idaho. Pursuant to the co-development provisions in its development agreements with two Drive Thru franchisees, seven of these units in Colorado are owned jointly with such franchisees. Ten Good Times units are franchised restaurants with six operating in the Denver metropolitan area, one in Grand Junction, Colorado, one in Greeley, Colorado, one in Longmont, Colorado and one in Boise, Idaho. Good Times is offering franchises for the development of additional Good Times restaurants.

     In fiscal 1996, Drive Thru focused on the disposition or relocation of under-performing restaurants, reductions in corporate overhead and solidifying its working capital position and franchise partners for continued development of the Colorado market.

     The hamburger fast food market remains intensely competitive with the major competitors aggressively discounting menu prices, which has had an adverse impact on Drive Thru's sales and operating profits. The Company believes it has an advantage in providing a superior level of service and quality based upon consumer research studies, but is limited in its ability to effectively advertise and communicate those advantages until "critical mass" in restaurant sales are achieved in the Colorado market for consistent television and radio advertising, which the Company estimates to be over $30,000,000 in system-wide restaurant sales in Colorado, or approximately 30-35 restaurants.

     The Company's objectives for fiscal 1997 are to continue to build additional company-owned, joint-venture and franchised restaurants in Colorado and add indoor seating to select existing restaurants to mitigate the adverse impact of inclement weather and to increase sales during the dinner daypart. Additionally, the Company will introduce limited new menu offerings and advertise what it believes to be attractive price points for its products.

     Colorado is divided into two primary television markets--Denver and Colorado Springs/Pueblo. It is the Company's intent to fully develop the Denver market to "critical mass" and then develop the Colorado Springs market over the next three to four years, depending on availability of financing and suitable sites. Management estimates the Denver market will support 40-50 Good Times restaurants and the Colorado Springs market will support 8-10 restaurants.

     Drive Thru's goals in fiscal 1995 were to continue to develop the Colorado market and to expand the Good Times concept into an out-of-state market. In the spring of 1995, Drive Thru reached an agreement with a franchisee of four Rally's Hamburger restaurants in Las Vegas, Nevada to acquire those four units. It was management's intent to convert those units into Good Times restaurants and to develop an additional six Good Times restaurants in Las Vegas over a twelve month period. Management believed that with ten units operating in the Las Vegas market, Good Times would have "critical mass" in the Las Vegas Area of Dominant Influence ("ADI"), or television market. ("Critical mass" is defined by the Company as having a sufficient number of restaurants in a market to economically advertise on television and to take advantage of operational and distribution economies of scale.) Drive Thru opened the first two converted Rally's units in June 1995 and the other two restaurants in August 1995. However, Drive Thru experienced unexpected difficulty in securing suitable locations at reasonable cost in the Las Vegas market and suitable financing for new stores and realized that critical mass could not be achieved within an acceptable period of time. During the same time period, media advertising costs in Denver increased dramatically, requiring a higher level of store penetration in Colorado to support the Company's advertising campaign. Since four units would continue to operate at a significant loss until Drive Thru could effectively advertise in the Las Vegas market, it was decided to cease operations in Las Vegas and sell the stores. The four Las Vegas units were closed on October 31, 1995 and sold as of November 30, 1995. Drive Thru will focus its development efforts on new Colorado locations until full penetration and critical mass is achieved of 30-35 restaurants.

     The Concept. The concept of drive-through only restaurants has existed for over 40 years. It addresses both changing consumer profiles and continuing restaurant industry concerns. The simplicity and relatively low capital requirements of the concept provide the opportunity for growth and profitability.

     Management believes, based upon its experience in the restaurant industry and research reports, that the Company's hamburger restaurant concept has proven to be successful because of the following principal factors:

      ... Consistently providing high perceived value, friendly and quick service and a high quality product as rated by consumers.

      ... Capital investment of 1/2 to 2/3 that of a major fast-food restaurant with seating and parking facilities.

      ... Ratio of sales to capital investment higher than a major fast-food restaurant.

      ... Margins of sales to operating costs comparable to major fast-food restaurants.

      ... Cost of menu items to the consumer comparable or lower than those of large hamburger chains, yet providing similar or higher quality products than those chains.

     Good Times' unique 880 square foot "double drive-thru" modular buildings are designed to serve a growing segment of the fast-food market (off-premise consumption) that finds traditional sit-down dining too slow, too inconvenient or too expensive for their needs. The Company plans to develop additional restaurants with seating and a single drive thru lane in fiscal 1997 in select locations to take advantage of conversion opportunities and to mitigate effects of inclement weather. Good Times' food preparation and service systems deliver a quality meal with a faster order-delivery response time and have the capacity to reach the same sales levels as traditional hamburger chains. Typically, a customer receives an order 30 to 45 seconds after his vehicle reaches the take-out window. The simplicity of the menu, the relatively low capital investment, and the efficient design of the building and equipment allow Good Times to sell its products at comparable or lower prices than the major fast food hamburger chains. The limited menu allows maximum attention to be devoted to food quality and speed of service.

     Menu. The menu of a Good Times restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, milk shakes and soft drinks. Each sandwich is made to order at the time the customer places the order and is not pre-prepared.

     The hamburger patty is 4.0 ounces of 100% USDA approved beef, served on a four-inch sesame seed bun. Hamburgers and cheeseburgers are garnished with fresh lettuce, fresh sliced, sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomato. The cheese is 100% pure sharp American thickly sliced. The chicken sandwiches include a spiced, battered deep-fried breast patty and a 3-1/2 ounce grilled spicy breast patty, both served with mayonnaise, lettuce and tomato. Fryers are equipped with compensating computers to deliver a consistent product and minimize the skills required of employees.

     As of January 7, 1997, the price of the deluxe Good Times hamburger was $1.10, the deluxe cheeseburger $1.39, the deluxe double cheeseburger $2.19, the deluxe bacon-cheeseburger $1.89, the chicken sandwiches $2.19, the chicken club sandwich $2.79, french fries $.79 and $.99 and a 16-ounce soft drink $.79. All cups, sandwich bags and serving bags carry the Good Times Drive Thru BurgersSM logo.

     Good Times restaurants are generally open 14 to 16 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

     The Building. The existing Good Times restaurants are less than one-third the size of the typical restaurants of the four largest hamburger chains and require approximately one-half the land area based upon management's experience in the restaurant industry and research reports. The current standard Good Times restaurant building is a double drive-through and walk-up style structure containing approximately 880 square feet built on 18,000 to 30,000 square-foot lots. All existing restaurants utilize a double drive-thru concept that allows simultaneous service from opposite sides of the restaurant and one or two walk-up windows. There is currently no inside seating area although most have a patio for outdoor eating.

     Management of Drive Thru believes that the building form, design and aesthetic appeal address key issues and concerns of the consumer: speed, cleanliness, security, eye appeal and low maintenance. The building is modular in construction with a reinforced concrete slab and welded tubular steel structural members. The exterior consists of a cream-colored dry-vit system with an enclosed glass vestibule at the front for walk-up service and to exhibit the fast system of service. A brightly lit multi-colored fascia band runs the entire length on both sides of the building in addition to product and Good Times proprietary signage. The rest rooms and walk-in refrigerators are modular components of the building. The buildings are transportable and therefore can be moved from an unsuccessful site to a better location. Though management does extensive site evaluation and expects a minimum number of buildings will ever have to be moved, one under-performing Good Times unit was relocated in 1996 and one will be relocated in 1997.

     As a result of the relatively small size of the restaurant building, Good Times restaurants require significantly less capital investment and have substantially lower operating costs per unit than recently constructed full-service fast food restaurants. The cost of a fully equipped Good Times restaurant is one-half to two-thirds the cost for a major fast-food restaurant with seating and parking facilities. Because Good Times restaurants are small, Good Times can take advantage of smaller and odd-sized lots that have little or no development value or small pads and out lots of shopping centers and malls.

     Plan of Operation. The first objective of Drive Thru has been to develop critical mass in the Denver television market (referred to as the Denver ADI which includes Boulder, Greeley, Longmont and other communities in northern Colorado.) In the past, Management believed that, in Denver, critical mass required approximately 20 restaurants to be operating, which was the number of Good Times operating in the Denver ADI when the decision was made to open the Las Vegas Good Times restaurants. However, increased advertising by its competitors and significant increases in the cost of advertising in Denver has caused management to reevaluate critical mass as requiring 30 to 35 Good Times restaurants in the Denver ADI. Good Times currently has seven company-owned, eight franchised and seven joint venture stores in the Denver ADI. Drive Thru also has one franchised restaurant in Boise, Idaho and has one franchised restaurant in Grand Junction, Colorado.

     At January 6, 1997, the Company operated 14 company-owned and joint-venture Good Times restaurants and had nine franchised restaurants open in Colorado. Drive Thru acquired four former Rally's Hamburger restaurants in Las Vegas, Nevada which were converted to Good Times units, but were sold as of November 30, 1995. These units are not included in this total.

                            September 30, 1995    September 30, 1996

   Company-owned restaurants             9               7
   Joint venture restaurants             8               7
   Franchise operated restaurants        7              10
     Total restaurants                  24              24

     Drive Thru currently has in place nine franchise agreements; five are in the Denver ADI and one is on the Western Slope of Colorado. During 1996, Drive Thru sold one company-owned restaurant and one joint-venture restaurant to franchisees, closed two company-owned restaurant, which is anticipated to reopen in 1997 after remodeling with indoor seating, closed one joint-venture restaurant, which will be relocated to a new site in 1997, and opened two joint-venture restaurants and one franchised restaurant. Subsequent to September 30, 1996, Drive Thru transferred its joint-venture partnership interest in the Boise, Idaho restaurant to the joint-venture partner who will operate the restaurant as a franchisee.

     Management anticipates that Drive Thru and its existing franchisees will develop a total of five to eight Good Times units in the Denver ADI in calendar 1997. One of those units is anticipated to be a joint venture unit, two to three of these are to be company-owned and the remainder are to be franchised units.

      The implementation of the development schedule set forth above for the Denver ADI during fiscal 1997 will help Drive Thru move toward the "critical mass" for media advertising necessary to effectively compete in the Denver market. Reaching such critical mass increases media advertising and supervision efficiencies thereby creating greater consumer awareness so as to increase average restaurant sales volumes and decrease general and administrative expenses as a percentage of revenues.

     Drive Thru's ongoing objective is to continue to increase average restaurant sales through increased customer counts in each daypart (lunch, dinner and late-night), selective menu and price promotions and effective marketing of Good Times competitive attributes of high quality products, quick service and competitive prices. The Company anticipates modest price increases in 1997 in anticipation of higher hourly wages and to reduce cost of sales.

     Operations and Management. Good Times has defined three ingredients essential to its success: (i) consistent delivery of high quality products;
(ii) speed of service; and (iii) value pricing. The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver. The total transaction time for the delivery of food at the window is approximately 30 to 45 seconds during peak times.

     Each Good Times unit employs a general manager, one to two assistant managers and approximately 25 employees most of whom work part-time during three shifts. Operating systems and training materials are utilized to ensure consistent performance to Good Times' standards. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. Management of Drive Thru believes that incentive compensation of its restaurant managers is essential to the success of its business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial and performance objectives. Drive Thru provides a medical and dental insurance plan to management with a portion of the cost contributed by the participating employee.

     Drive Thru presently purchases its products from independent food processors and distributors and does not anticipate any difficulty in continuing to obtain an adequate quantity of food products of acceptable quality and at acceptable prices.

     Financial and management control is maintained through the use of data processing and centralized accounting and management information systems which are provided by the Company. Restaurant managers forward sales reports, vendor invoices, payroll data and other operating information to Drive Thru's headquarters. Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance. Management of Drive Thru believes that such reporting requirements enhance its ability to control and manage its expanding operations.

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

     In April 1993, Good Times initiated its first radio advertising campaign. Management believes that the implementation of radio advertising and continued complimentary "word of mouth" was the principal reason that same store sales showed increases of 19.6% for fiscal 1994 over fiscal 1993 and 15.4% for the first six months of fiscal 1995 over fiscal 1994. However, in the second half of fiscal 1995, Good Times' competitors increased their advertising, focusing on price promotions and tie-ins with major motion pictures. This aggressive price promotion and expanded advertising has adversely impacted Drive Thru's awareness and usage resulting in same store sales declines.

     The cost of effective television advertising has also increased significantly and Drive Thru does not anticipate consistent television advertising until annualized sales trends approach $30,000,000. It is anticipated that with the fulfillment of the 1997 development schedule, Good Times will advertise on television in 1998. The marketing efforts of Good Times focus on building "brand awareness" of the Good Times concept, combined with product and pricing messages, which is important as hamburger operators compete against one another based on price. Drive Thru believes that it has a higher quality product, delivered to the customer faster, at an equal or better value than its competitors.

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

     Drive Thru estimates that it will cost a franchisee on average approximately $475,000 to $575,000 to open a Good Times restaurant, including pre-opening costs and working capital and assuming the land is leased. A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least .5% of net sales, plus participation in regional or national advertising when developed up to 4% of net sales, and initial development and franchise fees aggregating $20,000 per unit. Among the services and materials which Drive Thru provides to franchisees are site selection assistance, plans and specifications for construction of the Good Times restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site pre-opening supervision and advice from time to time relating to operation of the franchised restaurant.

     Drive Thru has entered into five franchise development agreements in the Denver ADI. Eight franchise restaurants and seven joint-venture restaurants are operating under the development agreements for the Denver ADI. One franchise restaurant in Grand Junction, Colorado has been open pursuant to the development agreement for the Western Slope of Colorado and an additional restaurant in Silverthorne, Colorado is anticipated to open by the franchisee in January, 1997. One joint-venture restaurant opened in Boise, Idaho in 1995, and effective November 1, 1996, that restaurant has been sold as a franchise restaurant.

     In 1996, Drive Thru signed a franchise agreement and $1,000,000
Series A Convertible Preferred Stock Purchase Agreement with The Bailey Company ("TBC"), a 64 unit franchisee of Arby's (see "Bailey Preferred Stock Investment"). It is anticipated that TBC will develop additional joint-venture or franchise Drive Thru restaurants in 1997.

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

     Operations to Date. The first Good Times prototype unit was opened in Boulder, Colorado, in September 1987. Operations were refined at that restaurant so as to achieve greater efficiency and quality of products. The next two Good Times Drive Thru BurgersSM restaurants were opened in 1988, one in Denver and one in Thornton, Colorado. Subsequently, after it was determined the Thornton location was not generating a desirable sales volume, the building was dismantled and reassembled on a site in Denver. Management believes that this relocation of the structure validated Drive Thru's subsequent decision to use a modular building which can be economically dismantled and moved to a more attractive site.

     In August 1991, Drive Thru formed Good Times Limited Partnership I, of which Drive Thru was the sole general partner. The Partnership opened a Good Times restaurant in Greeley, Colorado, in August 1991. Effective October 1, 1992 all of the limited partners agreed to convert their limited partnership interests into a total of 114,306 shares of common stock of the Company and warrants to purchase 57,153 shares of common stock at $3.50 per share, such warrants expiring July 15, 1995. The expiration date of the warrants was subsequently extended to February 10, 1997 and recently to February 10, 1999. In March 1992, Drive Thru opened a fifth Good Times restaurant in Denver. The site was previously utilized for a Rally's double drive-through restaurant which had been closed. The building was remodeled to generally conform to the format, including signage, of Good Times units.

     In November 1992 and March 1993, Drive Thru opened its sixth and seventh restaurants in the Denver metropolitan area. These units were subsequently sold to the franchisee for the south Denver metropolitan area pursuant to the development agreement between Drive Thru and the franchisee.

     Drive Thru opened its eighth unit on October 19, 1993, 50% of which was sold to an existing franchisee on February 1, 1994, and opened twelve additional restaurants during calendar 1994. Six of these were co-developed with the same franchisee, two were franchises and four were company-owned. In calendar 1995, Drive Thru opened six new restaurants, including four units in the Denver ADI of which one was company-owned, two were joint-venture units and one was a franchised unit. Drive Thru opened one franchised unit in Grand Junction, Colorado and one joint-venture unit in Boise, Idaho. In calendar 1996, Good Times opened one new franchised restaurant and converted the Boise Idaho restaurant to a franchised (from a joint venture) restaurant. Also in 1996, two Denver restaurants were subleased to a philly cheesesteak restaurant company and later repossessed by Drive Thru as a result of such company's breach of its contractual obligations to Drive Thru. One of these restaurants is to be relocated to a new site in 1997 and one is to be reconverted to Good Times with the addition of inside seating.

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

     Employees. At January 6, 1997, Drive Thru employed approximately 449 persons (including approximately 379 hourly restaurant employees), of whom 19 were management and staff personnel and 51 were restaurant management. Drive Thru considers its employee relations to be good. None of its employees is covered by a collective bargaining agreement.

Round The Corner

     On September 30, 1995, the Company completed the sale of Round The Corner Restaurants, Inc. ("RTC") to Hot Concepts in consideration for $100,000 in cash, a note in the amount of $291,394, and the assumption of all of RTC's liabilities. The sale of RTC by the Company resulted in a deferred gain of $66,000. The Company was notified in August, 1996 of financial difficulties at RTC and of its Chapter 11 bankruptcy filing in October, 1996. In addition to the write-off of the note receivable, the Company recorded a reserve of $333,000 for potential losses associated with its guarantee of two restaurant leases and a note payable. One of such restaurants is now closed and the other does not generate sufficient cash flow to cover the lease payments. The
Company is RTC's only secured creditor and holds a lien on the assets of a profitable RTC restaurant. RTC has not yet proposed a plan of reorganization in its bankruptcy and accordingly it is not yet possible to assess the ultimate financial effect on the Company.

Bailey Preferred Stock Investment

     On May 31, 1996, the Company entered into a Series A Convertible
Preferred Stock Purchase Agreement with The Bailey Company ("TBC") for the purchase by TBC of one million shares of Series A Convertible Preferred Stock. The aggregate purchase price for such shares is $1 million. The first installment sale took place on October 1, 1996, for 500,000 shares in consideration of $250,000 cash and the cancellation of a promissory note of the Company payable to TBC in the amount of $250,000 arising out of a loan in that amount made by TBC to the Company on March 1, 1996. The second installment of 250,000 shares occurred on January 1, 1997, in consideration of $250,000 cash and the third installment of 250,000 shares will occur on April 1, 1997, in consideration of $250,000 cash. The Company intends to use the funds received for the development of additional Good Times restaurants.

     The Series A Convertible Preferred Stock was authorized by the stockholders of the Company at a special meeting held September 12, 1996. At such meeting, the stockholders approved an amendment to the Company's Articles of Incorporation authorizing five million shares of preferred stock, $.01 par value. One million of such shares are designated as Series A Convertible Preferred Stock with rights, designations, powers, preferences and restrictions set forth in the amendment. The remaining four million shares may be issued from time to time in one or more series, as determined by the Board of Directors, but the Board of Directors may not authorize the issuance of additional shares of preferred stock without the concurrence of TBC so long as TBC holds two-thirds of the Series A Convertible Preferred Stock and/or the Common Stock acquired by the conversion thereof.

     The shares of Series A Convertible Preferred Stock are entitled to a dividend of $.08 per share per annum, payable at the option of the holder in cash or in Common Stock, valued for such purpose at 75 percent of the average market value of the Common Stock for the fourteen trading days preceding the dividend payment date. The one million shares of Series A Convertible Preferred Stock are convertible into a maximum of 2,133,333 shares of Common Stock in staggered intervals beginning October 1, 1997. The shares of Series
A Convertible Preferred Stock are entitled to vote together with the Common Stock to the extent that such shares are convertible into Common Stock at the time of the vote. The Company may redeem the outstanding Series A Preferred Stock upon at least thirty days written notice at any time after October 1, 1998 by paying to the holders the original purchase price plus any accrued but unpaid dividends. The holders of the Series A Convertible Preferred Stock also have the right to elect two directors to the Board of Directors, one of which will have the right to serve as Chairman of the Board. David E. Bailey and Geoffrey R. Bailey are the current directors elected by TBC to the Board of Directors, and Geoffrey R. Bailey serves as Chairman of the Board.

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

Competition

     The restaurant industry, including the fast food segment, is highly competitive. Drive Thru competes with a large number of other hamburger oriented, fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than does the Company. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's and Hardee's.
Double drive through restaurant chains such as Rally's Hamburgers, Inc. and Checker's Drive-In Restaurants, Inc., currently operating a total of over 900 double drive through restaurants in various markets in the United States, are not currently operating in Colorado. Management of Drive Thru believes that such double drive through restaurant chains will not expand into Colorado; however, such possibility exists and would result in significant competition for Drive Thru.

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

ITEM 2.   PROPERTIES

     As of January 6, 1997, Drive Thru has an ownership interest in 14 Good Times units, all of which are located in Colorado. Seven are held in limited partnerships of which Drive Thru is a general partner and has a 50% interest in the partnership. There are seven Good Times units wholly-owned by Drive Thru.

     Each of the existing Good Times restaurants is a free-standing structure containing approximately 880 square feet situated on lots of approximately 18,000 to 30,000 square feet. The land is leased at all of these locations. Drive Thru intends to enter into ground leases wherever possible. However, there is no assurance that leasing will be available for desirable sites and Drive Thru may be required to purchase such sites. In the event financing is not available for such acquisitions, Drive Thru may have to utilize cash that could otherwise be used to develop additional Good Times restaurants. In such event, Drive Thru will endeavor to enter into sale/leaseback transactions or mortgage financing for such real estate.

     All of the restaurants are regularly maintained by the Company's repair and maintenance staff as well as by outside contractors, when necessary. Management believes that all of its properties are in good condition and that there will not be a need for significant capital expenditures to maintain the operational and aesthetic integrity of the properties for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     GGP Limited Partnership v. Good Times Drive Thru Inc. and Good Times Restaurants Inc. On October 2, 1996, GGP Limited Partnership ("GGP") filed a complaint in the Colorado District Court for El Paso County alleging that Drive Thru's termination of its September 1995 lease agreement with GGP for an unimproved parcel of land located in the Chapel Hills Mall in Colorado Springs, Colorado was invalid and constituted a breach of the lease agreement. GGP is seeking an order of specific performance of the lease by the Company, whereby the Company would be compelled to construct and operate a restaurant on the parcel of land as contemplated by the lease, damages of $801,935.93 representing the value of the lease allegedly lost by GGP in the event that the Company does not perform the lease, plus interest, attorney fees and costs. Since the title commitment for the premises received by Drive Thru after execution of the lease revealed certain title defects unacceptable to Drive Thru, which defects were not cured by GGP within the required time period under the lease, and since the lease agreement provided for the termination of the lease by Drive Thru in the event of such uncured title defects, the Company intends to vigorously defend the claims and it is the opinion of the Company's legal counsel that it is probable that the Company will prevail.

          Corporate Property Investors v. Round the Corner Restaurants, Inc., a Colorado corporation, Good Times Restaurants Inc., Hot Concepts Management Company and Hot Concepts Management Group LLC. On October 1, 1996, Corporate Property Investors ("CPI") filed a complaint in the Colorado District Court for Arapahoe County alleging that the defendants, including the Company, are liable for an unspecified amount of damages arising from defaults associated with a ten-year lease entered into in October 1994 between CPI and Round the Corner Restaurants Inc., a Colorado corporation ("RTC Colorado"), for a restaurant in the Aurora Mall Shopping Center in Aurora, Colorado. The restaurant was vacated by RTC Colorado in August 1996. The Company's liability associated with the lease is limited to a guaranty of repayment by RTC Colorado of a $150,000 renovation construction allowance provided by CPI less amortization in the form of credits from a portion of the rental payments made, which credits through August 1996 amounted to approximately $89,000, and less certain other items which may reduce the net guarantee liability to CPI. It is the intention of the Company to vigorously defend any claim against it in excess of such net amount guaranteed and it is the opinion of the Company's legal counsel that it is probable that the Company will prevail in that defense.

          Heather Hotchkiss v. Good Times Restaurants, Inc. and Mark
Modester. On June 28, 1996, Heather Hotchkiss, a former employee of the Company, filed a complaint in the Colorado District Court for Boulder County alleging that the defendants, including the Company, are liable for an unspecified amount of damages arising from the alleged sexual harassment of Ms. Hotchkiss at the Company's restaurant in Boulder, Colorado by Mark Modester, a former employee of the Company. On November 12, 1996, the Company filed an answer denying any liability on its part. Due to the early stage of the litigation, the Company's legal counsel is unable to express an opinion as to the ultimate outcome of this matter.

          Lester Gold, The Estate of Harry Cohen, Jess Kortz, The Estate of Rose Kortz for the benefit of The Trust under The Will of Rose Kortz, Seymour
G. Laff and Pearle Rae Kortz v. Round the Corner Restaurants, Inc, a Colorado corporation, and Round the Corner Restaurants, Inc., a Delaware corporation.
On February 22, 1996, a complaint was filed in the Colorado District Court for the City and County of Denver by which the plaintiffs, who are collectively doing business as Parkhampden Center in Denver, Colorado, seek a declaratory judgment that the defendants are liable for an unspecified amount of increased rental payments under a Parkhampden Center ground lease rental escalation clause allegedly triggered by an assignment of the lease by a partnership to RTC Colorado in July 1992 and a sublease of the premises in September 1995. Under an indemnification agreement related to the September 1995 sale by the Company of all of the issued and outstanding stock of Round the Corner Restaurants Inc., a Delaware corporation ("RTC Delaware"), which owns all of the issued and outstanding stock of RTC Colorado, the Company has agreed to indemnify and hold harmless the defendants with respect to any losses, liabilities, claims, costs or expenses as a result of the above ground lease and sublease. Since the rental escalation clause does not apply to subleases, but rather applies only to assignments approved by the landlord, which approval is not required if the assignor has at least a fifty percent financial interest in the assignee, and since the partners of the partnership which assigned the lease to RTC Colorado in July 1992 had more than a fifty percent financial interest in RTC Colorado, it is the intention of the defendants to vigorously defend the allegations that any increased rental payments are due to the plaintiffs, and it is the opinion of the Company's legal counsel that it is probable that the Company will prevail in this defense. On October 25, 1996, RTC Colorado filed a bankruptcy petition in the United States Bankruptcy Court for the District of Colorado. On November 22, 1996, RTC Colorado filed in this matter a notice of such bankruptcy petition and thus this litigation is automatically stayed during the pendency of the bankruptcy.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On September 12, 1996, the Registrant held a special meeting of shareholders pursuant to notice to act on management's proposal to amend the Registrant's Articles of Incorporation to authorize the issuance of 5,000,000 shares of preferred stock, $.01 par value, 1,000,000 shares of which are to be designated as Series A Convertible Preferred Stock to be sold to an investor, 4,000,000 shares of which are to be reserved for future issuance at the discretion of the Board of Directors.

     A quorum was present, 3,481,451 shares were voted in favor of the proposal, 253,233 shares voted against the proposal, 92,983 shares specifically abstained, and an additional 239,211 shares were represented by signed proxies, but not specifically voted. Management determined not to utilize its option to vote those shares as it was unnecessary for the passage of the proposal.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's outstanding shares of Common Stock (the "Common Stock") and Common Stock Purchase Warrants (the "Warrants") are traded in the over-the-counter market. The following table sets forth the quarterly high and low bid prices as reported by the National Quotation Bureau Incorporated and NASDAQ from December 31, 1994 through December 31, 1996, as adjusted for the one-for-four reverse stock split in May 1992. The quotations represent prices quoted between dealers and do not include commissions, mark-ups or mark-downs and thus may not represent actual transactions.


                           Common Stock  Series A Warrants Series B Warrants
                            Bid Prices      Bid Prices       Bid Prices
        Quarter Ended      High    Low    High       Low    High        Low

December 31, 1994          1.63     1.25   .22       .19    .37         .25
March 31, 1995             1.62     1.19   .19       .09    .28         .13
June 30, 1995              1.94     1.25   .16       .13    .38         .19
September 30, 1995         1.31      .94   .13       .06    .19         .06
December 30, 1995          1.03      .47   .06       .03    .09         .03
March 31, 1996              .69      .31   .03       .03    .06         .03
June 30, 1996               .69      .50   .03       .03    .06         .03
September 30, 1996          .63      .44   .09       .03    .06         .03
December 31, 1996           .56      .32   .06       .03    .06         .03

     As of January 6, 1997, there were approximately 388 holders of record of Common Stock and 114 holders of Warrants. However, management estimates that there are not fewer than 3,200 beneficial owners of the Company's Common Stock. The NASDAQ symbols for the Common Stock and the outstanding Series A warrants and Series B warrants are "GTIM", "GTIMW," and "GTIMZ", respectively.

     In January 1997, the Company gave notice to the holders of the Series A and Series B warrants that the expiration date of such warrants had been extended from February 10, 1997 to February 10, 1999 and the exercise price of such warrants had been reduced to $2.00 per share.

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

     In February 1993, the Company's operations and management were reorganized to allow Drive Thru and RTC to function as separately accountable entities and to allow RTC's and Drive Thru's managements to focus exclusively on their respective businesses. The Company provided administrative and accounting support to Drive Thru and RTC in fiscal 1995 and charged monthly management fees of $70,000 and $35,000, respectively, for such services. On September 29, 1995, the Company completed the sale of RTC to Hot Concepts and ceased providing these services to RTC. Beginning in fiscal 1996, the administrative and accounting functions of the Company were consolidated with Drive Thru's operations and no management fees were charged to Drive Thru.

     The following selected financial data is derived from the companies' historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

     The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company, Drive Thru and RTC for the fiscal years ended September 30, 1995 and the combined operations of the Company and Drive Thru for the fiscal year ended September 30, 1996.

                                                    Year Ended
                                                    September 30,
Operating Data:                                  1995            1996

Net Revenues                               $17,522,000     $12,826,000

Restaurant Operating Costs:
  Food and paper costs                       6,090,000       4,700,000
   Labor, occupancy and other                9,169,000       6,520,000
  Depreciation and amortization                700,000         770,000
     Total restaurant operating costs       15,959,000      11,990,000

Income From Restaurant Operations            1,563,000         836,000

Other Operating Expenses:
  Selling, General and Administrative
       Expense                               2,343,000       1,905,000
  Loss on disposal of restaurants
     and equipment                             360,000         206,000
  Loss on planned exit of certain
     market areas                              710,000         183,000
Total Other Operating Expenses               3,413,000       2,294,000

Income (Loss) from Operations               (1,850,000)     (1,458,000)

Other Income and (Expenses)
  Minority income (expense), net              (131,000)        181,000
  Interest, net                                (10,000)        (71,000)
  Other, net                                   (99,000)       (109,000)
  Losses from RTC bankruptcy                     -            (564,000)
  Total other income and (expenses)           (240,000)       (563,000)

Net Loss                                  $ (2,090,000)   $ (2,021,000)

Net Loss Per Share                        $       (.30)   $       (.31)
Weighted Average Shares Outstanding          6,863,000       6,549,000


                                                September 30,
                                             1995           1996

Balance Sheet Data:

  Working Capital (deficit)                $  (795,000)   $  (732,000)
  Total assets                               9,285,000      7,162,000
  Minority Interest                          1,735,000      1,653,000
  Long-term debt and
    long-term capital leases                   378,000        479,000
  Stockholders' equity                     $ 4,986,000    $ 3,007,000


Results of Operations

     The operating results for fiscal 1995 include a full year of operations for Drive Thru and the operations of RTC only for the first six months of fiscal 1995. Operating results of RTC from April 1, 1995 to September 30, 1995 are included in loss on disposal of restaurants and equipment in the consolidated statement of operations as a result of the Company's formal plan of disposal of RTC adopted on March 31, 1995. Therefore, in the following discussion and analysis, management has limited its discussion of RTC's operating results to the net revenues and the net losses of the Company attributable to RTC.

Fiscal Years 1996 and 1995

     Net Revenues. Net revenues for the year ended September 30, 1996 decreased $4,696,000 (26.8%) to $12,826,000 from $17,522,000 for the year ended September
30, 1995. This decrease is primarily attributable to the sale of RTC and sale and disposition of four Good Times units in Colorado during fiscal 1996 and the disposition of four units in Las Vegas as of October 1, 1995. The Company ceased reporting results from RTC as of April 1, 1995.

     Drive Thru sold one company-owned restaurant to a franchisee in February 1996, sold one joint-venture restaurant to a franchisee in May 1996 and sub-let one company-owned and one joint-venture restaurant in April and June 1996, respectively. Net revenues decreased $1,585,000 for the year ended September 30, 1996 from the same prior year period as a result of these dispositions.

     Net revenues decreased $316,000 for the year ended September 30, 1996 from the same prior year period from the disposition of the Las Vegas restaurants.

     Net revenues increased $840,000 for the year ended September 30, 1996 from the same prior year period from the opening of two joint-venture restaurants in October and December 1995.

     Net revenues increased $746,000 for the year ended September 30, 1996 from the same prior year period from four restaurants opened during fiscal 1995 that were not open the entire fiscal 1995 year.

     Net revenues decreased $784,000 or 9.3% during fiscal 1996 in same store sales for restaurants that have been open for the full fiscal 1995 and 1996 periods . However, same store sales decreased 14.4% in the first six months of fiscal 1996 and 4.3% in the last six months of fiscal 1996 for restaurants open for the full fiscal 1995 and 1996 periods . Average unit revenues for company-owned and joint-venture restaurants open all of fiscal 1996 were $847,000. There were seven franchised restaurants open for the full 1996 fiscal year generating $707,000 average unit revenues.

     Net revenues from Drive Thru and its franchisees were $18,300,000 for the fiscal year ended September 30, 1996.

     Food and Paper Costs. In fiscal 1996, Drive Thru's food and paper costs were 37.3% of net restaurant sales compared to 36.5% of net restaurant sales in fiscal 1995. The increase in Drive Thru's food and paper costs is primarily attributable to increased paper goods costs and an increase in promotional and discounted sales.

     Income From Restaurant Operations. For the year ended September 30, 1996 the Company's income from restaurant operations was $836,000 compared to $1,563,000 (including $245,000 in income from restaurant operations of RTC through March 31, 1995) in fiscal 1995.

     Drive Thru's income from operations was negatively impacted in fiscal 1996 by decreased average unit volumes and increased promotional sales in response to heavy discounting by the major fast food hamburger chains. Net franchise development fees and royalties increased from $209,000 in fiscal 1995 to $216,000 in fiscal 1996.

Loss from Operations

     Drive Thru's loss from operations before other income and expenses was ($1,458,000) in fiscal 1996 compared to a loss from operations of ($1,850,000) in fiscal 1995. Income from operations was negatively impacted by ($389,000) of write-offs associated with the closing of one under-performing Colorado restaurant and the planned disposition of one joint-venture restaurant in Boise, Idaho to a franchisee. Selling, general and administrative expenses decreased from $2,343,000 (13.4% of net revenues) to $1,905,000 (14.9% of net revenues)in fiscal 1996. Management of the Company believes that selling, general and administrative expenses will be reduced in fiscal 1997 by approximately $200,000, which represents savings associated with a downsizing that occurred in fiscal 1996.

Net Loss

     The net loss for Drive Thru was (2,021,000) for the fiscal year ended September 30, 1996 compared to a net loss of ($2,090,000) for the fiscal year ended September 30, 1995. Of this amount, ($389,000) is attributable to the closure of one Colorado restaurant and the planned disposition of a restaurant in Boise, Idaho, and ($564,000) is attributable to costs associated with the RTC bankruptcy, of which ($231,000) is a write-off of a note receivable net of a deferred gain and ($333,000) is other anticipated costs (including guaranteed rents, property taxes, legal fees and performance under a guarantee of a note payable).

Liquidity and Capital Resources

     As of September 30, 1996, the Company had $540,000 of cash and  cash
equivalents on hand.    This amount is believed sufficient to cover working
capital needs of the Company for the 1997 fiscal year.

     The Company had a working capital deficit of ($732,000). Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. It is anticipated that working capital deficits
will expand as new Drive Thru restaurants are opened.    Subsequent to September
30, 1996, the Company closed the sale of $1 million of preferred stock, $250,000 of which was the conversion of a note payable and $250,000 in cash on October 1, 1996. The balance of the preferred stock investment is due in installments of $250,000 on January 1, 1997 and April 1, 1997. The proceeds of the preferred stock sale are required to be used for the development of new Good Times restaurants by December 31, 1997.

     Subsequent to September 30, 1996, Drive Thru completed the transfer of its partnership interest in the Boise, Idaho restaurant. The agreement includes indemnification of the Company on $296,000 of notes payable and the assumption of all liabilities, obligations and operating losses by the limited partner. As a part of the agreement, the Company paid $75,000 to the partnership.

     Net cash used in operating activities of the Company was ($893,000) for fiscal 1996 compared to net cash used in operating activities of the Company of ($451,000) in fiscal 1995. This was the result of a net loss of ($2,021,000) for fiscal 1996, non-cash reconciling items totaling $1,128,000 (comprised principally of depreciation and amortization of $773,000, minority interest of ($181,000), losses associated with the RTC bankruptcy of $564,000, the closure and disposition of two restaurants of $389,000, and decreases in operating assets and liabilities totaling $384,000).

     Net cash provided by investing activities by the Company in fiscal 1996 was $418,000, which includes proceeds from the sale of assets of $819,000, and the purchase of property and equipment of $401,000. Drive Thru utilizes all cash provided by investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants and refurbishment of existing restaurants. In fiscal 1995 and 1996, Drive Thru developed two company-owned Good Times restaurants and five co-developed units.

     Net cash provided by investing activities by the Company in fiscal 1995 was $1,041,000, which included proceeds from the sale of assets of $2,792,000, the net sale of marketable securities for $1,024,000, and the purchase of property and equipment of $2,775,000.

     Net cash provided by financing activities by the Company in fiscal 1996 was $248,000, which includes principal payments on notes payable and capital leases of $99,000, borrowings on notes payable and long-term debt of $250,000, distributions to minority interests in partnerships of $227,000, and contributions from minority interests in partnerships of $324,000. The Company has negotiated the restructuring of its existing lease financing and does not anticipate entering into additional equipment leases pursuant to a lease line of credit.

     Net cash used in financing activities by the Company in fiscal 1995 was $345,000 which includes principal payments on notes payable and long-term debt of $630,000, borrowings on notes payable and long-term debt of $56,000, distributions to minority interests in partnerships of $414,000, and contributions from minority interests in partnerships of $643,000.

     Neither the Company nor Drive Thru currently have any bank lines of credit.

     The Company intends to use its cash resources and cash generated from operations for working capital, two to three new restaurants and the remodel and
addition of inside seating to select existing restaurants.   Drive Thru will
require additional capital in order to develop additional company-owned Good Times Drive Thru restaurants in the future. In the event Drive Thru is not successful in obtaining additional capital, management intends to continue to develop Good Times Drive Thru restaurants through franchising and joint development activities with existing and new franchisees.

     Statements in this Filing that are not historical facts may be forward-looking statements. Actual events may differ materially from those projected in any forward-looking statement. There are a number of important factors beyond the control the Company that could cause actual events to differ materially from those anticipated by any forward-looking information. A description of risks and uncertainties attendant to the Company and its industry and other factors which could affect the Company's financial results are included in this Filing.

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

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting rules of FAS 123 for its employees, and will be subject only to the disclosure requirements. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future. The Company does not believe that adoption of the new standard will have a material effect on the financial statements.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES:

          Independent Auditor's Report

          Consolidated Balance Sheet - September 30, 1996

          Consolidated Statements of Operations - For the Years Ended September 30, 1995 and 1996

          Consolidated Statement of Stockholders' Equity - For the Period from
               October 1, 1994 to September 30, 1996

          Consolidated Statements of Cash Flows - For the Years Ended
               September 30, 1995 and 1996

          Notes to Consolidated Financial Statements

                  INDEX TO FINANCIAL STATEMENTS



                                                             PAGE


Good Times Restaurants Inc. and Subsidiaries:

Independent Auditor's Report . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheet - September 30, 1996. . . . . . . .F-3

Consolidated Statements of Operations - For the Years Ended
     September 30, 1995 and 1996 . . . . . . . . . . . . . . .F-5

Consolidated Statement of Changes of Stockholders' Equity -
     For the Period from October 1, 1994
     through September 30, 1996. . . . . . . . . . . . . . . .F-6

Consolidated Statements of Cash Flows - For the Years Ended
     September 30, 1995 and 1996 . . . . . . . . . . . . . . .F-8

Notes to Consolidated Financial Statements . . . . . . . . . F-10

                   INDEPENDENT AUDITOR'S REPORT





To the Stockholders and
Board of Directors
Good Times Restaurants Inc.
Westminster, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended
September 30, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the years ended September 30, 1995 and 1996, in conformity with generally accepted accounting principles.




Hein + Associates LLP

Denver, Colorado
December 2, 1996

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1996


                              ASSETS
Current Assets:
     Cash and cash equivalents                        $  540,000
     Receivables                                         211,000
     Inventories                                          48,000
     Prepaid expenses and other                           19,000
           Total current assets                          818,000

Property and Equipment, at cost:
     Land and building                                 2,211,000
     Leasehold improvements                            2,424,000
     Fixtures and equipment                            2,879,000
                                                       7,514,000
     Less accumulated depreciation
         and amortization                             (1,819,000)
                                                       5,695,000
Other Assets:
     Net assets held for sale                             98,000
     Note receivables                                    435,000
     Other                                               116,000
                                                         649,000

Total Assets                                          $7,162,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of capital lease
         obligations                                   $ 109,000
     Accounts payable                                    368,000
     Accrued wages and salaries                          157,000
     Accrued losses for closed/sold stores               226,000
     Accrued losses associated with RTC
         bankruptcy                                      278,000
     Accrued property taxes                              130,000
     Accrued and other liabilities                       282,000
           Total current liabilities                   1,550,000

Long-Term Capital Lease Obligations,
     net of current portion                              179,000
Long-term Debt                                           300,000

Convertible Note Payable (Notes 5 and 10)                250,000

Deferred Liabilities                                     223,000

Minority Interests in Partnerships                     1,653,000

Commitments and Contingencies (Notes 2, 3 and 6)

Stockholders' Equity:
     Preferred stock, .01 par value, 5,000,000
         shares authorized, none issued
         and outstanding                                     -
     Common stock, $.001 par value; 50,000,000
         shares authorized, 6,314,820 shares
         issued and outstanding                            6,000
     Capital contributed in excess of par value       10,845,000
     Accumulated deficit                              (7,844,000)
           Total stockholders' equity                  3,007,000

Total Liabilities and Stockholders' Equity           $ 7,162,000

    See accompanying notes to these consolidated financial
                           statements.


            GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Years Ended
                                                        September 30,
                                                    1995           1996

Net Revenues:
     Restaurant sales                           $17,313,000    $12,610,000
     Area development & franchise fees               55,000         40,000
     Franchise royalties                            154,000        176,000
                                                 17,522,000     12,826,000
Restaurant Operating Costs:
     Food and paper costs                         6,090,000      4,700,000
     Restaurant labor costs                       6,071,000      4,510,000
     Restaurant occupancy costs                   1,947,000      1,356,000
     Accretion of deferred rent                      60,000         57,000
     Other restaurant operating costs             1,091,000        597,000
     Depreciation and amortization                  700,000        770,000
         Total restaurant operating costs        15,959,000     11,990,000

Income from Restaurant Operations                 1,563,000        836,000

Other Operating Expenses:
     General and administrative                   1,549,000      1,184,000
     Advertising                                    794,000        721,000
     Loss on disposal of restaurants
         and equipment                              360,000        206,000
     Loss on planned exit of certain
         market areas                               710,000        183,000
           Total other operating expenses         3,413,000      2,294,000

Other Income (Expenses):
     Interest income                                 90,000         71,000
     Interest expense                              (100,000)      (142,000)
     Minority interest in income
         (loss) of partnerships                    (131,000)       181,000
     Losses associated with RTC bankruptcy              -         (564,000)
     Other, net                                     (99,000)      (109,000)
           Total other expenses, net               (240,000)      (563,000)

Net Loss                                        $(2,090,000)   $(2,021,000)

Net Loss per Share                              $      (.30)   $      (.31)

Weighted Average Shares Outstanding               6,863,000      6,549,000


       See accompanying notes to these consolidated financial statements.




                       GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM OCTOBER 1, 1994 THROUGH SEPTEMBER 30, 1996


                                     Common Stock          Preferred Stock
                                   Issued       Par         Issue     Par
                                   Shares       Value       Shares    Value

Balances, October 1, 1994         6,251,072    $ 6,000         -        -

  Additional cost incurred for
    Good Times public offering         -           -           -        -
  Stock issued to employee
    benefit plan                     22,080        -           -        -
  Stock purchased by officers       625,000      1,000         -        -
  Notes receivable from officers
    for stock purchase                 -           -           -        -
  Net loss                             -           -           -        -

Balances, September 30, 1995      6,898,152      7,000         -        -

  Cancellation of note from
    stockholders                   (625,000)    (1,000)        -        -
  Stock issued to employee
    benefit plan                     41,668        -           -        -
  Net loss                            -            -           -        -

Balances, September 30, 1996      6,314,820    $ 6,000         -      $ -








         See accompanying notes to these consolidated financial statements.

                        GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM OCTOBER 1, 1994 THROUGH SEPTEMBER 30, 1996
                             (Continued from previous page)

                               Capital in   Officers
                               Excess of     Notes     Accumulated
                               Par Value  Receivables    Deficit      Total

Balances, October 1, 1994     $10,777,000  $   -     $(3,733,000)  $7,050,000

  Additional cost incurred for
    Good Times public offering     (7,000)     -           -           (7,000)
  Stock issued to employee
    benefit plan                   33,000      -           -           33,000
  Stock purchased by officers     880,000      -           -          881,000
  Notes receivable from officers
    for stock purchase               -     (881,000)       -         (881,000)
  Net loss                           -         -      (2,090,000)  (2,090,000)

Balances, September 30, 1995   11,683,000  (881,000)  (5,823,000)   4,986,000
  Cancellation of note from
    stockholders                 (880,000)  881,000         -           -
  Stock issued to employee
    benefit plan                   42,000      -            -          42,000
  Net loss                            -        -      (2,021,000)  (2,021,000)

Balances, September 30, 1996  $10,845,000  $   -     $(7,844,000)  $3,007,000



           See accompanying notes to these consolidated financial statements.


           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  For the Years Ended
                                                      September 30,
                                                   1995          1996



Cash Flows from Operating Activities:
     Net loss                                  $(2,090,000)  $(2,021,000)
     Adjustments to reconcile net loss
         to net cash from operating
         activities:
           Depreciation & amortization             700,000       773,000
           Minority interest                       131,000      (181,000)
           Loss on planned exit of
             certain market areas                  710,000       183,000
           Loss on disposal of restaurants
             and equipment                            -          206,000
           Losses associated with
             RTC bankruptcy                           -          564,000
           Gain on sale of property, net              -          (75,000)
           Cash transferred in sale
             of subsidiary                          (7,000)         -
           Common stock for services                26,000        42,000
           Changes in operating assets
             and liabilities:
             (Increase) decrease in:
                 Receivables                       287,000       130,000
                 Inventories                       (44,000)       19,000
                 Prepaid expenses and other        154,000      (130,000)
             (Decrease) increase in:
                 Accounts payable                 (217,000)     (241,000)
                 Accrued & other liabilities      (101,000)     (162,000)
           Net cash provided by (used in)
             operating activities                 (451,000)     (893,000)

Cash Flows from Investing Activities:
     Payments for the purchase of
         property and equipment                 (2,775,000)     (401,000)
     Proceeds from sale of assets                2,792,000       819,000
     Purchase of marketable securities          (1,517,000)         -
     Sale of marketable securities               2,541,000          -
           Net cash (used in) provided by
              investing activities               1,041,000       418,000

Cash Flows from Financing Activities:
     Principal payments on notes
         payable and long-term debt               (630,000)      (99,000)
     Borrowings on notes payable and
         long-term debt                             56,000       250,000
     Distributions paid to minority
         interests in partnerships                (414,000)     (227,000)
     Contributions from minority interest
         in partnerships                           643,000       324,000
           Net cash provided by (used in)
              financing activities                (345,000)      248,000

Increase (Decrease) in Cash                        245,000      (227,000)

Cash and Cash Equivalents, beginning
         of period                                 522,000       767,000

Cash and Cash Equivalents, end of period        $  767,000   $   540,000

Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                     $  100,000    $  142,000

     Purchase of land, building, and
         equipment through long-term
         debt and stock                         $  351,000    $     -

     Stock issued to officers for
         notes receivable                       $  881,000    $     -

     Sale of land, building, and
         equipment for notes receivable         $  450,000    $   20,000

     Stock issued to employee 401(k) plan       $   26,000    $   42,000

     Sale of RTC for notes receivable           $  391,000    $    -

     Forgiveness of shareholder
         notes for the return of stock          $    -        $  881,000



         See accompanying notes to these consolidated
                      financial statements.


                    GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Summary of Significant Accounting Policies:

         Organization - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. In July 1992, Good Times merged with Round the Corner Restaurants, Inc. (RTC). The Company operates through its subsidiary Good Times Drive Thru Inc. (Drive Thru). All of the stock of RTC was sold as of September 30, 1995.

         Drive Thru commenced operations in 1986 and, as of September 30, 1996, operates 15 company-owned and joint venture double drive-thru fast food hamburger restaurants. The Company's restaurants are primarily in Colorado. In addition, Drive Thru has nine franchises operating in Colorado, and is offering franchises for development of additional Drive Thru restaurants.

         Principles of Consolidation - The consolidated financial statements include the accounts of Good Times and its subsidiaries, including certain 50% owned limited partnerships in which the Company exercises control as general partner. All intercompany accounts and transactions are eliminated. The unrelated limited partners' equity of each partnership has been recorded as minority interest in the accompanying consolidated financial statements.

         Deferred Opening Costs - The Company has deferred certain direct incremental costs in connection with the opening of new restaurants. The net pre-opening costs included in prepaid expenses is $16,000 at September 30, 1996.
         The pre-opening costs are amortized over a one year period.

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

    Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $143,000 as of September 30, 1996) has been reflected in the accompanying consolidated balance sheet as a deferred liability. The remaining balance includes a deferred gain of $53,000 on the sale of a restaurant.

    Advertising - The Company incurs advertising expense in connection with marketing of its restaurant operations.
    Advertising costs are expensed the first time the advertising takes place.

    Franchise and Area Development Fees - Individual franchise fee revenue is deferred when received and is recognized as income when the Company has substantially performed all of its obligations under the franchise agreement and the franchisee has commenced operations. Area development fees and related direct expenses are recognized ratably upon opening of the applicable restaurants. Continuing royalties from franchisees, which are a percentage of the gross sales of franchised operations, are recognized as income when earned. Franchise development expenses, which consist primarily of legal costs associated with developing and executing master franchise agreements, are expensed as incurred.

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

    Financial Instruments and Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counter parties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease guarantees whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various store closures (see
    Note 6).

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and receivables. At September 30, 1996, the Company maintained cash balances with a commercial bank, which were approximately $168,000 in excess of FDIC limits and maintained a government fund balance of $219,000. At September 30, 1996, notes receivable totaled $466,000 and were from four entities. The notes receivables are generally collateralized by buildings and equipment and guaranteed by certain individuals. Additionally, the Company has receivables of $180,000, which consists principally of recurring rebates from vendors, current franchise receivables, and amounts due from a restaurant co-developer.

    The Company purchases 100% of its restaurant food and paper from one vendor. The Company believes that there are a sufficient number of other suppliers from which food and paper could be purchased to prevent any long-term adverse consequences.

    The Company operates in one industry segment, restaurants. A geographic concentration exists because the Company's customers are generally located in the State of Colorado.

    The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, receivables, notes receivables, long-term debt, capital lease obligations, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities or interest rates that approximate the Company's current expected borrowing and lending rates.

    Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates. Significant estimates include accrued losses for RTC contingencies and for a store closure and sale. Due to the nature of these estimates, it is at least reasonably possible that they could change in the near term, and that such a change could be material.

    Reclassifications - Certain reclassifications have been made to conform 1995 financial statements to the presentation in 1996. The reclassifications had no effect on net income.

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

    In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting rules of FAS 123 for its employees, and will be subject only to the disclosure requirements. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.


2.     Liquidity and Continued Operations:

      As reflected in the accompanying financial statements, the Company has incurred net losses the past two years and has negative cash flows from operations. Management has taken the following actions to improve the Company's cash flow and operating results:

      Sold, or closed for relocation, certain restaurants that were underpforming and had negative cash flow associated with them (see Note 3).

      Continued the pursuit of adding company owned restaurants and franchises, which is expected to improve the Company's operating results.

      Entered into an agreement to sell $1,000,000 shares of Series A preferred stock to help assist in the Company's restaurant and franchisee expansion program (see
      Note 10).

    Management believes that the actions taken to improve operating results will provide adequate cash flow to meet the Company's operating needs and provide the capital needed to fund the Company's fiscal 1997 restaurant and franchisee expansion program. The results of the actions taken above has enabled the Company to record positive cash flows from operations in the third and fourth quarter of 1996.
    Although there can be no assurances that the Company will be successful in generating sufficient cash flow to meet its operating needs, management believes that the actions taken will be adequate to enable the Company to continue its operations.


3.  Sale of Restaurants:

    On September 30, 1995, the Company sold all its stock in RTC, a 100% owned subsidiary, for $100,000 cash and a $291,000 note. The note has an interest rate of prime minus 2% and is payable quarterly based on an amortization period of 20 years, with a balloon payment at the end of 5 years. The Company elected to report the gain on sale under the installment method and originally deferred the unrealized gain of $66,000 on the $291,000 note. The buyers of RTC were, in part, members of the management of RTC before the sale. An officer of Drive Thru is also an investor in the entity that purchased RTC. Prior to the sale of RTC, Good Times retained certain assets and liabilities of RTC, including a $150,000 note payable and a $50,000 investment in a real estate joint venture. In conjunction with the sale certain RTC employees, who owned Incentive Stock Options, received new Non-statutory Options with the same terms and conditions as the old options, which were canceled.

    In 1996, the purchaser of RTC declared bankruptcy. In connection with the bankruptcy of RTC, the Company recorded $231,000 associated with the write-off of the RTC note receivable (net of deferred gain) and a $333,000 loss associated with RTC leases and a note payable (net of estimated recoveries) guaranteed by the Company. The Company is currently managing certain RTC restaurants in order to minimize future losses associated with its lease guarantees, however, no future restaurant revenues will be recognized by the Company from the RTC operations.

    Included in restaurant sales for the year ended September 30, 1995 are revenues of $3,563,000 related to RTC prior to its sale. A net loss of $614,000 was attributable to RTC operations for the year ended September 30, 1995. The 1995 financial statements only reflect RTC net revenues and operating costs for the six months ended March 31, 1995, the date that a formal plan of disposition was approved.
    Included in the net losses of RTC, is an operating loss of approximately $229,000 from RTC operations from April 1, 1995 through September 30, 1995 (the effective sale date), which is included in loss on disposal of restaurants.

    In 1995, the Company adopted a plan to move a building and equipment currently utilized by one of its restaurants to a new location in 1996. Certain costs associated with the building, in the amount of approximately $66,000 were expensed in the prior year in loss on disposal of restaurants. These costs mainly consisted of the write-off of leasehold improvements and a land lease termination provision. Additional losses in the amount of $10,000 were expensed in 1996.

    In 1995, the Company opened four stores in Las Vegas, and operated the stores for approximately four months. In 1995, the Company adopted a formal plan to exit from the Las Vegas market. The Company entered into an agreement to sell all of the Las Vegas stores, including certain items of furniture, fixtures, and equipment, for approximately $120,000, and assign its rights and obligations under the land and building leases to the purchaser. The Company recognized a loss on the exit of approximately $710,000 in 1995. Revenues of $332,000 and net loss of $315,000 are attributable to the Las Vegas restaurants' operations during the year ended
    September 30, 1995.

    During the year ended September 30, 1996, the Company closed two of its restaurants and leased the land and building to an entity owned by the purchaser of the Las Vegas restaurants. One of these restaurant sites was closed by the lessee in September 1996 at which time, the Company adopted a plan to move the building and equipment to a new location in fiscal 1997. During the year ended September 30, 1996, the Company recorded a loss, net of minority interest, of approximately $103,000 as a result of the plan. These costs mainly consist of the write-off of leasehold improvements and estimated future lease payments and termination penalties. In October 1996, the Company took over the second site from the purchaser, and intends to convert this restaurant back to a Drive-Thru concept restaurant in fiscal 1997.

    During the year ended September 30, 1996, the Company approved the sale of its interest in one of its managed limited partnerships to the limited partner. The effective date of the sale was November 1, 1996. The agreement provides for the limited partner to assume all liabilities, obligations, and operating losses, and the Company agreed to pay the purchaser $75,000 and surrender its interest in the limited partnership. As of September 30, 1996, the Company recorded approximately $184,000 in losses as a result of this transaction. The Company remains a guarantor on $296,000 of notes payable. However, the purchaser and an additional guarantor have personally agreed to indemnify the Company for any payments made on the note by the Company.

    During the year ended September 30, 1996, the Company sold a restaurant to a franchisee for $480,000 cash and a $20,000 note. The Company recognized a gain on the sale in the amount of approximately $95,000, which is included in other income and expenses.

4.  Notes Receivable:

    Notes receivable consist of the following as of September 30, 1996:

    Notes receivable, 10%, due March 1, 1997, monthly payments of interest only, collateralized by a building and guaranteed by an individual, classified as long-term due to expectation of
    refinancing.                                                  $315,000

    Note receivable, 12%, due October 1, 1997, monthly payments of interest only, collateralized by a building and guaranteed
    by an individual.                                               78,000

    Note receivable, 9%, monthly payments of principal and
    interest in the amount of approximately $1,000, with final payment on September 1, 2000 collateralized by building and
    equipment.                                                      50,000

    Other notes, various terms.                                     23,000
                                                                   466,000

    Less current portion                                            31,000
                                                                  $435,000

5.  Notes Payable and Long-Term Debt:

    In March 1996, the Company signed a $250,000 promissory note.
    The interest rate on the note was at prime plus 2% points.
    On October 1, 1996, this note was converted to 250,000 shares of preferred stock (see Note 10).

     Also included in long-term debt is a $300,000 note payable to an individual and his pension plan with interest at 12%, pay-able quarterly, principal due in May 2000.

     See Note 3 for additional note payable disclosures.


6.  Commitments and Contingencies:

    The Company's office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. Property and equipment at September 30, 1996 includes equipment under capital leases of approximately $440,000, less accumulated depreciation of approximately $97,000. Depreciation of leased equipment is included in depreciation and amortization expense.

    Following is a summary of operating lease activities:

                                                            Operating
                                                              Leases
                                                               1996

         Minimum rentals                                     $968,000
         Less sublease rentals                               (334,000)

         Net rent expense                                    $634,000

         As of September 30, 1996, future minimum rental commitments required under Good Times and Drive Thru capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                  Capital   Operating
                                                   Leases      Leases

1997                                              $143,000  $1,030,000
1998                                               131,000   1,000,000
1999                                                58,000     934,000
2000                                                   -       908,000
2001                                                   -       888,000
Thereafter                                             -     7,626,000
                                                   332,000  12,386,000
Less sublease rentals                                  -    (4,570,000)

                                                   332,000  $7,816,000

Less amount representing interest                  (44,000)

Present value of net minimum
  lease payments                                 $ 288,000

  The Company remains contingently liable on several leases of restaurants that were previously sold. The future minimum rental commitments relating to these leases totaled $481,000 at September 30, 1996, and have not been included in the future minimum rental commitment schedule above. The Company is also a guarantor on a RTC mortgage payable of approximately $750,000 and a Small Business Administration loan to a franchisee for approximately $400,000.

  The Company is subject to various lawsuits in the normal course of business. These lawsuits are not expected to have a material impact to the Company.


7.  Franchise and Area Development Agreements:

  The Company has two area development agreements which give the rights to franchise an additional two Drive Thru restaurants in Colorado and two in Boise, Idaho. Under the area development agreements, the Company generally has the right to build restaurants within the specified geographical areas.


8.  Managed Limited Partnerships:

  Drive Thru is the general partner of certain limited partnerships. These partnerships were entered into during the years ended September 30, 1994 and 1996, and were formed to develop Drive Thru restaurants. Limited partner contributions have been used to construct new restaurants. Drive Thru, as a general partner, receives an allocation of 50% of the profit and losses and a fee for its management services. The limited partners' equity has been recorded as a minority interest in the accompanying consolidated financial statements.

  During the year ended September 30, 1996, the Company approved the sale of its interest in one of the limited partnerships to the limited partner. The sale was effective November 1, 1996, at which time the limited partner became a franchise (see
  Note 3).


9.     Income Taxes:

  Deferred tax assets (liabilities) are comprised of the following at September 30, 1996:

                                                       Long-Term
   Deferred assets (liabilities):
   Partnership basis difference                       $  776,000
   Net operating loss carryforward                     1,902,000
   Property and equipment basis
      differences                                     (1,499,000)
   Net deferred tax assets                             1,179,000
   Less valuation allowance*                           1,179,000
   Net deferred tax assets                            $     -

   ________________________
   * The valuation allowance increased by $337,000 during the year ended September 30, 1996.

   The Company has had no taxable income under Federal and state tax laws. Therefore, no provision for income taxes was included. The Company has net operating loss carryforwards of approximately $5,100,000 for income tax purposes which expire from 2002 through 2011. The use of these losses may be restricted in the future due to changes in ownership


10.   Stockholders' Equity:

      The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors. As of September 30, 1996, 1,000,000 shares have been authorized as described below.

      During the year ended September 30, 1996, the Company entered into an agreement to sell 1,000,000 shares of Series A preferred stock for $1.00 a share to a private company. The sale of the preferred stock was scheduled in three installments as follows: $500,000 closed October 1, 1996, $250,000 to close on January 1, 1997, and $250,000 to close on April 1, 1997. On October 1, 1996, the Company received $250,000 in cash and the buyer's canceled a previously issued note for $250,000. The preferred stock has a cumulative dividend rate of 8% and a liquidation preference of $.46875, plus all accrued but unpaid dividends. The dividend may be paid out, at the option of the holder, in cash or common stock. If paid in stock, the value of the stock will be determined based on 75% of the average of the last 14 days trading prices but not less than .46875 per share. 500,000 of the shares are convertible to common stock on October 1, 1997, 750,000 shares are convertible on January 1, 1998, and the full 1,000,000 shares are convertible on April 1, 1998. The conversion prices range from $.46875 to $.56875 through April 30, 1999. Any shares that have not been converted as of May 1, 1999, are convertible at the greater of the dividend conversion rate described above at the time of conversion or $.46875. The preferred shareholders also have the right of participation on additional security issuances, except for a straight debt issuance, with no equity feature, and have certain registration rights. The preferred shareholders can also appoint two Board members, and one member of the compensation committee. Among other restrictions and requirements, the preferred stock agreement requires the Company to restrict future long-term borrowings based on percentage of earnings and requires the Company to spend $1,000,000 for the development of new restaurants before December 31, 1997 unless the board of directors unanimously directs otherwise.

   During 1995, the Board of Directors approved an executive stock purchase plan. Under the plan, executive management acquired 625,000 restricted shares of the Company's common stock at $1.41 per share, which was the market price of the Company's publicly traded common stock on the date of grant. The Company agreed to allow the purchase of the common stock through interest bearing notes. The notes and accrued interest were payable in October 1999 and could be prepaid anytime. In 1996, the Company's board of directors approved the forgiveness of the executive management notes for the return and cancellation of the 625,000 shares of the Company's common stock.

   The Company has an incentive stock option plan (the ISO) and a non-statutory stock option plan (the NSO) whereby 750,000 shares and 300,000 shares, respectively, are reserved for issuance. As of September 30, 1996, options for the purchase of 366,300 and 105,602 shares of common stock are outstanding under these plans, respectively, and no options have been exercised.

The following is a table of activity under these plans:

                                               Non-
                            Incentive       Qualified
                           Stock Option       Stock       Exercise
                              Plan           Options      Price
Options outstanding
  October 1, 1994             542,500         120,602     $1.25-$3.12

  Options granted              25,000            -        $1.44
  Options canceled
    or expired                (15,000)           -        $3.12
  Options canceled
    or expired                (15,000)           -        $1.75

Options outstanding
 September 30, 1995           537,500        120,602      $1.25-$3.12

 Options granted                              10,000      $1.75
 Options granted                              10,000      $3.12
 Options canceled
    or expired               (101,250)           -        $3.12
 Options granted               56,300            -        $1.25
 Options canceled
    or expired               (101,250)       (35,000)     $1.75
 Options canceled
    or expired                (15,000)           -        $1.25
 Options canceled
    or expired                (10,000)           -        $1.44

 Options outstanding
   September 30, 1996*        366,300        105,602     $1.25-$3.12

 ________________________

         * All incentive stock options outstanding at September 30, 1996 were canceled subsequent to September 30, 1996. The Company issued new incentive stock options to its employees for the purchase of 342,000 shares of common stock. All options are subject to vesting schedules and have an exercise price of $.50 per share and expire on October 1, 2006. Non-qualified stock options expire from 1997 to 1999.

            On October 1, 1995, the Company exchanged 10,000 incentive stock options with an exercise price of $3.12 and 10,000 incentive stock options with an exercise price of $1.75 for an equal number of non-qualified stock options with the same terms. The exchange was made to enable former employees of RTC to maintain their options to buy Good Times stock.

         In 1996, the Company also issued 56,300 incentive stock options to certain employees with an exercise price of $1.25.

         In connection with Good Times' prior public offerings and other debt financing arrangements of Drive Thru and RTC, various warrants have been granted. The following is a summary of shares reserved for possible future issuance:

                                   Shares    Price      Expiration

         Public offerings:
            1994 offering*      1,608,000   $2.50       February 1997
            1992 offering*        987,500   $3.50       February 1997
            Underwriters          689,400   $2.10-$5.78 July 1997 -
                                                          February 1999
         Converted partnerships*   87,513   $3.50       February 1997
         Employment termination    52,063   $1.75-3.12  October 1997-
                                                          April 1999
         Franchisees and co-
            development partners  107,296   $1.67-$2.44 January 1997 -
                                                          August 1998
         Commission to broker      37,500   $1.17       August 1998
         Consideration for sales
            leaseback              10,000   $1.75       March 1998-
                                                          July 1998
         Other                     70,000   $3.50      February 1997
         Consideration for
            various loans:         50,000   $1.40      May 2000

         Warrants outstanding at
           September 30, 1996   3,699,272
         _______________________

         * In December 1996, the expiration of these warrants were extended to February 1999 and the exercise price reduced to $2.00 per share.


11.      Retirement Plan:

            The Company has implemented a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, using the Company's common stock in an amount equal to 50%of the employees contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan. The Company has accrued for contributions of $50,000, at September 30, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                              PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS -- GOOD TIMES RESTAURANTS INC.

     The executive officers and directors of the Company and Drive Thru are as follows:

     Name           Age  Positions                Date Began With Company

Geoffrey R. Bailey  45   Chairman of the Board    October 1996

Dan W. James II     48   Director                 August 1989

Boyd E. Hoback      41   President, Chief         September 1987
                         Executive Officer
                         and Director

Robert D. Turrill   48   Vice President of        October 1990
                         Marketing

Scott G. LeFever    38   Vice President of        September 1987
                         Operations

Richard J. Stark    56   Director                 July 1990

Thomas P. McCarty   43   Director                 April 1994

Alan A. Teran       51   Director                 April 1994

David E. Bailey     41   Director                 October 1996




     All directors of the Company hold office until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. The Company does not currently have standing audit or, nominating committees of the Board of Directors or committees performing similar functions. The Board of Directors established a compensation committee of the Board of Directors consisting of Directors Stark, Teran, McCarty and Geoff Bailey

     There are no family relationships among the directors or executive officers except for Geoff and David Bailey who are brothers and principals of The Bailey Company, a franchisee of Drive Thru and the purchaser under the Series A Convertible Preferred Stock Purchase and Sale Agreement (see page 9). There are no arrangements or understandings between any director and any other person pursuant to which that director was elected except for David and Geoff Bailey who were elected pursuant to the Series A Convertible Preferred Stock Purchase and Sale Agreement (see "Bailey Preferred Stock Investment").

     Eleven meetings of the Board of Directors of the Company (including regularly scheduled and special meetings) were held during the last full fiscal year. No member of the Board of Directors attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors.

     Geoffrey R. Bailey. Mr. Bailey is a director and executive vice president of the Erie County Investment Company ("Erie"). He is responsible for the Arby's operations and development of 64 restaurants owned by The Bailey Company, a subsidiary of Erie. Mr. Bailey is a graduate of the University of Denver with a Bachelor's Degree in Business Administration. He joined Erie in 1979 and become Chairman of the Board of Good Times Restaurants Inc. in October 1996.

     Dan W. James II. Mr. James became a Director of the Company on December 18, 1990 and served as Chairman from December 16, 1992 to October 1, 1996. Mr. James is one of the co-founders of RTC, the Company's former subsidiary, and had served as a Director of RTC since 1968 until 1992. Mr. James devotes the majority of his time to the management of private investments. Mr. James is also a director of Drive Thru.

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

     Robert D. Turrill. Mr. Turrill has been involved in all phases of operations with direct responsibility for menu development, purchasing and cost control, research and multi-media advertising for RTC. Subsequent to the merger of the Company and RTC, Mr. Turrill devoted a portion of his time to the development of a marketing program for Good Times. As Good Times continued to expand, Mr. Turrill's time devoted to Good Times increased significantly. Therefore, Mr. Turrill was transferred from RTC to the newly created Company position of Vice President of Marketing, effective October 1,
1994.   Mr. Turrill is also a principal in Great Burgers, Inc., the franchisee of the RTC food court in Dallas, Texas.

     Scott G. LeFever. Mr. LeFever has been involved in all phases of operations with direct responsibility for unit service performance, personnel and cost controls. Mr. LeFever was Director of Operations for Round The Corner from 1983 to 1987. He then became Director of Operations for Good Times from 1987 to 1992 during which time he helped develop the Good Times operating systems. Mr. LeFever was reassigned to the position of Drive Thru's Vice President of Operations in August 1995 and devotes his time to the
operational management of Drive Thru.   Mr. LeFever continues as a Director of
RTC and a principal in Great Burgers, Inc., the franchisee of the RTC food court in Dallas, Texas.

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

     David E. Bailey. Mr. Bailey is a director and President of the Erie County Investment Company ("Erie") (of which The Bailey Company is a subsidiary). He is also the president of InverWest Development Corporation, a subsidiary of Erie. Mr. Bailey is responsible for managing the day to day operations of Erie and its subsidiaries with primary focus on Erie's real estate, software development and energy businesses. Mr. Bailey has directed the construction of Arby's restaurants, single family residences, apartment buildings and numerous building renovations and additions. He received his Bachelor of Finance Degree from the University of Colorado and his Masters Degree in Business Administration in Construction Management and Real Estate from the University of Denver in 1993. Mr. Bailey joined Erie in 1980 and became a Director on the Board of Good Times Restaurants Inc. in October 1996.

     Effective as of March 1, 1996, Thomas Gordon resigned from the Board of Directors of the Company and as of June 6, 1996, B. Edwin Massey resigned from the Board of Directors of the Company.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting person, the Company believes that, during the fiscal year ended September 30, 1996, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.


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

                     SUMMARY COMPENSATION TABLE


                                                                   Long-Term
                                       Annual Compensation       Compensation
Name & Principal Fiscal                    Other Annual
   Position       Year  Salary   Bonus(2) Compensation(3) Options  Other(5)

Boyd E. Hoback,    1996 $110,000   -0-        $10,000       -0-      3,364
President & CEO(1) 1995 $110,000   -0-        $10,000       -0-      _____
                   1994  $97,500 $30,000      $10,000     175,000(4) _____

Robert D. Turrill  1996  $75,000   -0-         $8,000       -0-        380
Vice President,    1995  $75,000   -0-         $8,000       -0-       _____
Marketing          1994  $68,250 $10,000       $8,000      60,000(4)  _____



(1) Elected to these positions on December 16, 1992. During the last three fiscal years he served continuously as an executive officer of Drive Thru.

(2) The Board of Directors approved a bonus plan in fiscal 1995 for Mr. Hoback that was contingent upon certain performance criteria. The plan provided for a bonus of up to 50% of salary for Mr. Hoback. Due to the Company's losses in fiscal 1995 and 1996, no bonuses were awarded to Mr. Hoback.

(3) Consists of an officers' expense allowance.

(4) Includes previously granted options, a portion of which were repriced during the fiscal year ended September 30, 1994, from an exercise price of $3.12 per share to $1.75 per share and which were extended to expire on October 26, 1999.

(5) Consists of 401(k) stock grants to match 50% employee contribution.


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

Options Exercises and Values

    None of the Named Executive Officers exercised stock options during the last fiscal year of the Company. The fiscal year end value of unexercised options follows:

          AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                      AND FY-END OPTION VALUES

                                                                  Value
                                             Number            Unexercised
                                            Unexercised       In-the-Money
                                           Options at           Options at
                   Shares                Fiscal Year End (#) Fiscal Year End($)
                  Acquired       Value    Exercisable/        Exercisable/
          Name  on Exercise (#) Realized  Unxercisable        Unexercisable

Boyd E. Hoback      N/A           N/A      175,000/0             None (1)

Robert D. Turrill   N/A           N/A       60,000/0             None (1)



(1) The average market value of the Common Stock over the past 30 days was approximately $.41 per share. Subsequent to September 30, 1996, the Company's Board of Directors approved the cancellation of the existing stock options and reissuance of the options at an exercise price of $.50 per share.

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

    On November 22, 1996, the Board of Directors approved the cancellation of the Company's incentive stock options outstanding at September 30, 1996. The Company issued new incentive stock options to its employees for the purchase of 342,000 shares of common stock. All options are subject to vesting schedules, are exercisable at $.50 per share and expire on October 1, 2001.

    The following table summarizes outstanding options granted to executive and other officers and current directors of the Company and Drive Thru as of September 30, 1996:

    Incentive Stock Options

                   Options   Options   Option       Expiration
    Name           Issue (1) Vested    Price (2)    Date (3)

Boyd E. Hoback     70,000    70,000    $3.12          10/26/97
                   70,000    70,000    $1.75           4/26/99


Robert D. Turrill  30,000    30,000    $3.12          10/26/97
                   30,000    30,000    $1.75           4/26/99

Scott G. LeFever   36,250    36,250    $3.12          10/26/97
                   36,250    36,250    $1.75           4/26/99
                   10,000     6,667    $1.25          10/01/20

Sue Knutson        12,500    12,500    $3.12           10/26/97
                   12,500    12,500    $1.75            4/26/99
                   10,000     6,667    $1.25           10/01/20

(1) Pursuant to the cancellation and repricing of the Company's incentive stock options outstanding at September 30, 1996, 150,000 options were issued to Mr. Hoback; 50,000 options were issued to Mr. Turrill; 50,000 options were issued to Mr. LeFever; and 25,000 options were issued to Ms. Knutson.

(2) The exercise price of the new options is $.50 per share.

(3) The new expiration date of the options is October 1, 2001.

    Non-Statutory Stock Options

                       Options   Options   Option    Expiration
    Name                Issued    Vested    Price       Date


Boyd E. Hoback          35,000    35,000    $1.75     10/26/97

Thomas P. McCarty        5,000     5,000    $1.75      4/26/99

Alan A. Teran            5,000     5,000    $1.75      4/26/99

Richard J. Stark         4,996     4,996    $1.75      4/26/99


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

    On November 22, 1996, the Board of Directors approved the cancellation of the Company's incentive stock options outstanding at September 30, 1996. The Company issued new incentive stock options to its employees for the purchase of 342,000 shares of common stock. All options are subject to vesting schedules, are exercisable at $.50 per share and expire on October 1, 2001.

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

Board of Directors

    Geoffrey R. Bailey
    David E. Bailey
    Dan W. James II
    Boyd E. Hoback
    Richard J. Stark
    Thomas P. McCarty
    Alan A. Teran

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of January 6, 1997, certain information with respect to the record and beneficial ownership of the Company's Common Stock and Series A Preferred Stock by all stockholders known by the Company to own more than 5% of its outstanding Common Stock, and by directors and officers individually and as a group.

                                                 Number of
                        Number of                Series A
                        Common                   Preferred
                        Shares                   Shares
Name, Address and       Beneficially      %      Beneficially      %
Position Held           Owned          of Class  Owned**        of Class


The Bailey Company, LP(1)     - 0 -                   750,000        100%
601 Corporate Circle
Golden, CO  80401

The Erie Co. Investment Co.(1) 90,000       1.4%      750,000        100%
601 Corporate Circle
Golden, CO  80401

David E. Bailey                 5,000        *
601 Corporate Circle
Golden, CO  80401

Geoffrey R. Bailey             52,550        *         - 0 -           *
601 Corporate Circle
Golden, CO  80401
Chairman, Director

Dan W. James II               198,508(2)    3.1%       - 0 -           *
8620 Wolff Court, Suite 330
Westminster, CO 80030
Director

First Registration Corp.      114,502       1.8%      - 0 -               *
  of Oklahoma City
120 N. Robinson Ave.
P.O. Box 25189
Oklahoma City, OK 73125
Shareholder

Boyd E. Hoback                166,248(3)    2.5%     - 0 -               *
8620 Wolff Court, Suite 330
Westminster, CO 80030
Officer and Director

Richard J. Stark                - 0 -       *        - 0 -               *
6075 South Quebec
Suite 103
Englewood, CO 80111
Director

Thomas P. McCarty                500        *        - 0 -               *
8779 Johnson Street
Arvada, CO 80005
Director

Alan A. Teran                   - 0 -       *        - 0 -               *
2126 Knollwood Drive
Boulder, CO 80302
Director

Robert D. Turrill            63,895(4)      *        - 0 -               *
8620 Wolff Court, Suite 330
Westminster, CO 80030
Officer

Scott G. LeFever             54,210(5)      *        - 0 -               *
8620 Wolff Court, Suite 330
Westminster, CO 80030


All officers and directors
as a group (9 persons)      745,413        11.3%


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

(1) On October 1, 1996 and again on January 1, 1997, the Company issued a total of 750,000 shares of its Series A Convertible Preferred Stock to The Bailey Company, L.P., which is a wholly owned subsidiary of The Erie County Investment Co. that should be deemed the beneficial owner.

(2) Includes 7,602 shares owned by the son of Mr. James, an aggregate of 6,966 shares owned by the Kent B. Hayes Trust, for the benefit of Mr. James.

(3)  Includes an aggregate of 150,000 shares of presently exercisable options.

(4)  Includes an aggregate of 50,000 shares of presently exercisable options.

(5)  Includes an aggregate of 50,000 shares of presently exercisable options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Drive Thru and RTC historically have been under-capitalized and have found it difficult to obtain required financing without the assistance of certain of their officers and directors, primarily in the form of guarantees of payment of restaurant leases by Messrs. Massey (a former director of the Company) and James. These principally involved obligations of RTC. Neither Mr. Massey nor Mr. James receive any compensation in connection with these guarantees. While none of the related party transactions may be deemed to have been negotiated at arms' length, all such transactions were approved by the independent members of the RTC Board of Directors and, in the opinion of Company management, all such transactions were fair and are upon terms which were at least as favorable as could have been obtained from independent third parties. To the extent that Messrs. Massey and James continue to be guarantors of such obligations, the Company has agreed to indemnify each of them from any losses that they may incur resulting from such guarantees.

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

     Mr. Hoback entered into an employment agreement with the Company in May, 1996 that provides for his employment as president and chief executive officer for three years from the date of the agreement at a salary of $110,000 per year, terminable by the Company only for cause.

     In February 1996, the Company repurchased 412,500 shares in the aggregate of its common stock from Messrs. Hoback and Turrill in consideration for the cancellation of their indebtedness to the corporation, plus accrued interest thereon, resulting from their initial purchases of such stock pursuant to an executive stock purchase plan. Additionally, in February 1996, the Company repurchased 212,500 shares of its common stock from Thomas Gordon in connection with the termination of his employment as Executive Vice President and Chief Financial Officer of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

Exhibit
Number    Description                                      Location

2.1       Acquisition Agreement between Registrant
          and RTC, as amended                            (6) - Exhibit 2.1

3.1       Articles of Incorporation of the Registrant    (1) - Exhibit 3.1

3.2       Amendment to Articles of Incorporation of
          the Registrant dated January 23, 1990          (2) - Exhibit 3.1

3.4       Restated Bylaws of Registrant dated
          June 10, 1996                                   *

3.5       Certificate of Amendment of Articles
          of Incorporation                                *

4.1.      Form of Warrant Certificate for the
          purchase of an aggregate of 920,000 shares
          of Registrant's Common Stock issued in
          1990 public offering                           (3) - Exhibit 4.2

4.2.      Form of Underwriters' Warrant for the
          purchase of 80,000 shares issued in
          connection with 1990 public offering           (3) - Exhibit 1.4

4.3.      Form of Underwriters' Warrant for the
          purchase of 69,000 units issued in
          connection with 1992 public offering           (6) - Exhibit 1.4

4.4.      Form of Warrant Certificate for the
          purchase of an aggregate of 720,000
          shares of Registrant's common stock
          issued in 1992 public offering                 (6) - Exhibit 4.4

4.5.      Amended and Restated Warrant Agreement         (6) - Exhibit 4.3

4.6.      Form of Warrant Certificate to purchase
          an aggregate of 105,000 shares of
          Registrant's common stock issued in
          November 1991 Private Offering                 (5) - Exhibit 4.2

4.7.      Form of registration rights agreement
          relating to 105,000 shares of the Registrant's
          common stock issuable upon exercise of warrants
          issued in November 1991 Private Offering       (5) - Exhibit 4.3

4.8.      Form of Warrant Certificate for the purchase
          of an aggregate 50,000 shares of Registrant's
          Common Stock issued to limited partners of
          Good Times Limited Partnership I               (6) - Exhibit 4.14

4.9.      Incentive Stock Option Plan of Registrant      (6) - Exhibit 4.9

4.10.     Non-Statutory Stock Option Plan of
          Registrant                                     (6) - Exhibit 4.10

4.11.     1992 Incentive Stock Option Plan of
          Registrant                                     (6) - Exhibit 4.18

4.12.     1992 Incentive Stock Option Plan of
          Registrant, as amended                         (7) - Exhibit 4.20

4.13.     1992 Non-Statutory Stock Option Plan of
          Registrant                                     (6) - Exhibit 4.19

4.14.     1992 Non-Statutory Stock Option Plan of
          Registrant, as amended                         (7) - Exhibit 4.22

4.15.     Form of warrant dated June 1, 1995 for the
          purchase of 50,000 shares of Registrant's
          Common Stock at an exercise price of
          $1.40 per share issued to Boulder
          Radiologists Inc., Defined Benefit Plan -
          Dubach, of indebtedness by Registrant to
          Dr. Kenneth Dubach                             (9) - Exhibit 4.15

4.16      First Amended and Restated Series B
          Warrant Agreement                               *

4.17      Third Amended and Restated Warrant
          Agreement                                       *

10.1      Underwriting Agreement between Registrant
          and Cohig & Associates, Inc. dated
          June 15, 1992                                  (6) - Exhibit 1.1

10.2      Form of Agreement of Limited Partnership
          of Good Times Limited Partnership I            (5) - Exhibit 10.16

10.3      Promissory Note made by Fast Restaurants,
          Inc. and Colfax & Krameria Inc. to
          Good Times in the principal amount
          of $280,000                                    (7) - Exhibit 10.49

10.4      Master Equipment Lease Agreement dated
          March 16, 1993, between Community Bank of
          Parker and Good Times                          (7) - Exhibit 10.54

10.5      Form of Promissory Note dated June 1, 1995
          by and between Good Times Restaurants Inc.
          and Boulder Radiologist Inc. Pension Plan
          FBO Dubach in the amount of $300,000
          due and payable on May 31, 2000                (9) - Exhibit 10.28

10.6      Lease by and between Sheridan Park 7
          Partners, a Colorado limited partnership,
          and Good Times Restaurants Inc. in
          consideration for the payment of rent
          for office space in the aggregate amount
          of $350,796, commencing April 1, 1993
          through April 1998                             (9) - Exhibit 10.29

10.7      Master Lease Agreement in the aggregate
          amount of $2,000,000 between Capital
          Associates International, Inc., as Lessor,
          and Good Times Drive Thru Inc. as Lessee       (9) - Exhibit 10.30

10.8      Purchase letter agreement dated November
          13, 1995 between Steakout, King of Steaks
          and Good Times Drive Thru Inc. for the
          purchase of assets of four Las Vegas
          Good Times restaurants (without exhibits)      (9) - Exhibit 10.31

10.9      Employment Agreement agreed to September
          14, 1994 between Registrant and Boyd E.
          Hoback                                         (9) - Exhibit 10.32

10.10     Employment Agreement agreed to July 14, 1994
          between Registrant and Thomas A. Gordon        (9) - Exhibit 10.33

10.11     Form of Promissory Note dated November 3, 1995
          by and between AT&T Commercial Finance
          Corporation, Boise Co-Development Limited
          Partnership, Good Times Drive Thru Inc. as
          general partner, and Good Times Restaurants
          Inc. as guarantor in the amount of
          $254,625                                       (9) - Exhibit 10.34

10.12     Form of Promissory Note dated November 3, 1995
          by and between AT&T Commercial Finance
          Corporation, Boise Co-Development Limited
          Partnership, Good Times Drive Thru Inc. as
          general partner, and Good Times Restaurants
          Inc. as guarantor in the amount of
          $104,055                                       (9) - Exhibit 10.35

10.13     Series A Convertible Preferred Stock Purchase
          Agreement dated as of May 31, 1996 by and
          among Good Times Restaurants Inc. and
          The Bailey Company                              *

10.14     First Amendment to Series A Convertible
          Preferred Stock Purchase Agreement
          effective as of May 31, 1996 by and between
          Good Times Restaurants Inc. and The
          Bailey Company                                  *

10.15     Registration Rights Agreement dated
          May 31, 1996 regarding registration
          rights of the common stock issuable
          upon conversion of the Series A
          Convertible Preferred Stock                     *

10.16     Letter Agreement between Good Times
          Restaurants Inc. and Steakout, King of
          Steaks Restaurants, Inc. dated
          March 29, 1996                           (10) - Exhibit A (10.1)

10.17     Employment Agreement dated May 3, 1996
          between Registrant and Boyd E. Hoback          *

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


(9) Incorporated by reference from Registrant's Form 10-KSB/A for the fiscal year ended September 30, 1995.

(10) Incorporated by reference from Registrant's Form 10-QSB for the quarter ended March 31, 1996.

    (b)  Current Reports on Form 8-K.

         None.

  * Filed herewith.

                            SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    January ____, 1997       GOOD TIMES RESTAURANTS INC.


                                  By:
                                       Boyd E. Hoback, President

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                     TITLE                    DATE


/s/ Geoffrey R. Bailey          Chairman                 January 13, 1997
Geoffrey R. Bailey


/s/ Dan W. James, II            Director                 January 13, 1997
Dan W. James, II


/s/ Boyd E.  Hoback          President, Chief            January 13, 1997
Boyd E. Hoback               Executive Officer
                             and Director


/s/ David E. Bailey          Director                    January 13, 1997
David E. Bailey



/s/ Thomas P. McCarty        Director                    January 13, 1997
Thomas P. McCarty



/s/ Alan A. Teran            Director                    January 13, 1997
Alan A. Teran



/s/ Richard J. Stark         Director                    January 13, 1997
Richard J. Stark