Form 10QSB
period 1996-12-31
GOOD TIMES RESTAURANTS INC
filed 1997-02-12
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended:December 31, 1996 Commission File Number: 0-18590

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

[X] Yes  [ ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at December 31, 1996.

       6,397,778 SHARES OF COMMON STOCK, .001 PAR VALUE

Form 10-QSB
Quarter Ended December 31, 1996



                              INDEX

                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                          3
      December 31, 1996
      and September 30, 1996

     Consolidated Statements of Operations -                5
      For the three months ended December 31,
      1996 and 1995

     Consolidated Statement of Cash Flow -                  6
     For the three months ended December 31,
     1996 and 1995

     Notes to Financial Statements                          7

     ITEM 2.  Management's Discussion and Analysis          8


PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                    10

     Signature                                             11

            GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET

                               ASSETS


                                               December 31,  September 30,
                                                   1996          1996
CURRENT ASSETS:
  Cash and cash equivalent                    $  453,000     $  540,000
  Receivables                                    147,000        211,000
  Inventories                                     58,000         48,000
  Prepaid expenses and other                     119,000         19,000
       Total current assets                      777,000        818,000


PROPERTY AND EQUIPMENT, at cost:
  Land and building                            2,235,000      2,211,000
  Leasehold improvements                       2,443,000      2,424,000
  Fixtures and equipment                       2,895,000      2,879,000
          7,573,000                            7,514,000
  Less accumulated depreciation
    and amortization                          (1,976,000)    (1,819,000)
          5,597,000                            5,695,000

OTHER ASSETS:
  Assets held for sale                             -0-           98,000
  Note receivables                               427,000        435,000
  Deposits & other                                67,000        116,000
            494,000                              649,000

TOTAL ASSETS                                  $6,868,000     $7,162,000



                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of capital
    lease obligations                         $  112,000     $  109,000
  Accounts payable                               350,000        368,000
  Accrued liabilities                            812,000      1,073,000
       Total current liabilities               1,274,000      1,550,000

LONG-TERM DEBT & CAPITAL LEASE OBLIGATIONS
  Net of current maturities                      451,000        479,000

CONVERTIBLE NOTE PAYABLE                           -0-          250,000

DEFERRED LIABILITIES                             235,000        223,000

MINORITY INTERESTS IN PARTNERSHIPS             1,622,000      1,653,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    500,000 shares of Series A Convertible
    Cumulative Preferred Stock issued and
    outstanding as of December 31, 1996
    and none issued and outstanding
    at September 30, 1996
    (liquidation preference of $244,375,
    includes unpaid dividends of $10,000)          5,000          -0-

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (Cont.)


                                                December 31,   September 30,
                                                    1996           1996


  Common stock, $.001 par value;
    50,000,000 shares authorized,
    6,397,778 shares issued and
    outstanding as of December 31,
    1996 and 6,314,820 shares
    issued and outstanding as
    of September 30, 1996                          6,000          6,000

  Capital contributed in excess
    of par value                              11,287,000     10,845,000
  Accumulated deficit                         (8,012,000)    (7,844,000)
       Total stockholders' equity              3,286,000      3,007,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $6,868,000     $7,162,000


             GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended
                                                       December 31,

                                                   1996           1995

NET REVENUES:
  Restaurant sales, net                        $2,770,000     $3,312,000
  Franchise revenues, net                          22,000         20,000
    Total revenues                              2,792,000      3,332,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs                            1,042,000      1,235,000
  Labor, occupancy & other                      1,302,000      1,620,000
  Depreciation & amortization                     149,000        170,000
  Total restaurant operating costs              2,493,000      3,025,000

INCOME FROM RESTAURANT OPERATIONS                 299,000        307,000

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                         488,000        718,000

INCOME (LOSS) FROM OPERATIONS                    (189,000)      (411,000)

OTHER INCOME & (EXPENSES)
  Minority income (expense), net                  (11,000)        26,000
  Interest, net                                    (6,000)       (19,000)
  Other, net                                       37,000         (9,000)
Total other income & (expenses)                    20,000         (2,000)

NET INCOME (LOSS)                              $ (169,000)    $ (413,000)



PREFERRED STOCK DIVIDENDS IN ARREARS               10,000         -0-

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                            (179,000)      (413,000)



NET INCOME (LOSS) PER COMMON SHARE             $     (.03)    $    (0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      6,397,778      6,940,000

             GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Three Months Ended
                                                            December 31,

                                                       1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $(169,000)       $(413,000)
  Depreciation and amortization                       177,000          239,000

    Changes in operating assets & liabilities --
    (Increase) decrease in:
       Prepaids & receivables                         (43,000)          67,000
       Inventories                                     (6,000)          (5,000)
       Other assets                                    20,000         (327,000)
       Opening expenses                                  -0-           (70,000)

    (Decrease) increase in:
       Accounts payable                               (19,000)        (138,000)
       Accrued interest                                   -0-            -0-
       Accrued property taxes                          26,000           42,000
       Accrued payroll & P/R taxes                      7,000          (26,000)
       Other accrued liabilities/
          deferred income                            (297,000)        (224,000)

         Net cash provided by (used in)
           operating activities                      (304,000)        (855,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale - FF&E, land,
    building and improvements                         370,000         (479,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt incurred (paid)                               (622,000)         614,000
  Minority interest                                   (32,000)         324,000
  Paid in capital activity                            500,000           41,000
    Net cash provided by (used in)
       financing activities                          (154,000)         979,000

INCREASE (DECREASE) IN CASH                         $ (88,000)       $(355,000)

1.  FINANCIAL STATEMENTS:

    In the opinion of management, the accompanying consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1996, the results of its operations and its cash flow for the three months ended December 31, 1996. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

    The consolidated balance sheet as of September 30, 1996 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's form 10-KSB for the fiscal year ended September 30, 1996.

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

    In February 1993, the Company's operations and management were reorganized to allow Good Times Drive Thru Inc. ("Drive Thru") and RTC to function as separately accountable entities and to allow RTC's and Drive Thru's managements to focus exclusively on their respective businesses. On September 29, 1995, the Company completed the sale of RTC to Hot Concepts Management Group, L.L.C. Beginning in fiscal 1996, the administrative and accounting functions of the Company were consolidated with Drive Thru's operations. In October 1996, RTC filed for Chapter 11 bankruptcy. The Company recorded a reserve for anticipated losses in its September 30, 1996 financial statements.

    Drive Thru had twenty-four units open at December 31, 1996, of which ten were franchised units, seven joint-venture units and seven company-owned units compared to twenty-six units open at December 31, 1995, of which seven were franchised units, ten joint-venture units and nine company-owned units. (The four units sold or subleased in February, April and May, 1996 are included in the total stores for the prior year period.) The Company anticipates opening six to eight new company-owned, franchise and joint-venture restaurants during 1997.

    The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company and Drive Thru for the three months ended December 31, 1995 and the results of the Company and Drive Thru for the three months ended December 31, 1996.

Results of Operations

    Net Revenues. Net revenues for the three months ended December 31, 1996, decreased $540,000 (16%) to $2,792,000 from $3,332,000 for the same prior year period. $192,000 of the decrease was attributable to a company-owned unit that was sold to a franchisee in February 1996 and $350,000 of the decrease was attributable to three under-performing units that were sold or subleased in April and May, 1996, one of which was company-owned and two were joint-venture units. The Company's additional revenues from a Good Times unit that was not open for the full prior year period was offset by a decline in same store sales for company-owned and joint-venture Drive Thru units of approximately $97,000 (3.7%) for the three months ended December 31, 1996 from the same prior year period.

    Food and Paper Costs. Food and paper costs were 37.6% of net restaurant sales for Drive Thru for the three months ended December 31, 1996, compared to 37.3% for the same prior year period.

    Income From Restaurant Operations. For the three months ended December 31, 1996 income from restaurant operations decreased to $299,000 from $307,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 10.8% for the three months ended December 31, 1996 from 9.3% for the three months ended December 31, 1995.

    Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 16.2% of net restaurant sales for the three months ended December 31, 1996 from 14.4% for the same prior year period.

    The improvement in both income and cash flow from restaurants as a percentage of net restaurant sales is a direct result of management's focus on improving restaurant labor efficiencies.

    Income (Losses) From Operations. The Company had a loss from operations of ($189,000) for the three months ended December 31, 1996 compared to a loss from operations of ($411,000) for the three months ended December 31, 1995. The improvement in income from operations of $222,000 is attributable to a decrease in selling, general and administrative expenses of $230,000 for the three months ended December 31, 1996 compared to the same prior year period. The decrease in selling, general and administrative expenses is due to reductions in staff and administrative expenses as management has positioned the Company for growth and development only in the Colorado market.

    Net Income (Loss). The net loss for the Company was ($169,000) for the three months ended December 31, 1996 compared to a net loss for the Company of ($413,000) for the comparable prior year period. Minority interest expense increased $37,000 in the three months ended December 31, 1996 from the same prior year period. This was attributable to the elimination of two under-performing joint-venture Drive Thru units in Colorado that were sold or subleased in April and May, 1996, and the sale of the Boise, Idaho joint-venture unit in November, 1996. Net interest expense decreased $13,000 for the three months ended December 31, 1996 from the same prior year period. This decrease was attributable to the repayment of a capital lease obligation in April 1996. Other net income for the three months ended December 31, 1996 includes income of $31,000 from the operation of three RTC restaurants currently operated by Drive Thru under an agreement with RTC related to the Company's contingent lease guaranty obligations. Management does not anticipate future income from these operations and is actively marketing the restaurants for sale.

Liquidity and Capital Resources

    As of December 31, 1996, the Company and Drive Thru had $453,000 cash and cash equivalents on hand. This amount is believed sufficient to cover working capital needs of the Company for the balance of the 1997 fiscal year.

    The Company had a working capital deficit of ($507,000) including $112,000 of current maturities of capital lease obligations and $217,000 of accrued expenses associated with the RTC bankruptcy. The Company's cash position decreased ($88,000) for the three months ended December 31, 1996. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits.

    On October 1, 1996, the Company closed the sale of $1 million of preferred stock, $250,000 of which was the conversion of a note payable, $250,000 was received in cash on October 1, 1996 and the balance of the preferred stock investment is due in installments of $250,000 on January 1, 1997 and April 1, 1997. The proceeds of the preferred stock sale are required to be used for the development of new Good Times restaurants by December 31, 1997 unless unanimously approved otherwise by the Company's Board of Directors.

    Cash flow from operating, investing and financing activities for the three months ended December 31, 1996 includes the sale of one joint-venture restaurant in Boise, Idaho to a franchisee, which decreased other accrued liabilities $175,000, decreased fixed assets $429,000 and decreased notes payable $346,000.

    Cash flow from financing activities for the three months ended December 31, 1996 includes the receipt of $250,000 cash and the cancellation of a $250,000 note payable in conjunction with the closing of the preferred stock sale on October 1, 1996.

    The Company anticipates using approximately $400,000 for the development of one company-owned restaurant, one joint-venture restaurant and one restaurant remodel in the second and third quarters of fiscal 1997.

    Neither the Company nor Drive Thru have any bank lines of credit.

Impact of Inflation

    Drive Thru has not experienced a significant impact from inflation. It is anticipated that any inflationary increases in operating costs will be recovered by increasing menu prices.

Seasonality

    Revenues of Drive Thru are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in January, February and March.


              GOOD TIMES RESTAURANTS, INC. & SUBSIDIARIES


Part II. - Other Information

Item 1 - 5.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  No Exhibits.
  (b) Report on Form 8-K filed on October 15, 1996 with respect to the Registrant's closing of the first installment of the sale of an aggregate of one million shares Series A Convertible Preferred Stock ("Series A Preferred Stock") to The Bailey Company ("Bailey") pursuant to the Series A Convertible Preferred Stock Purchase Agreement dated as of May 31, 1996, as amended (the "Purchase Agreement").

                               SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GOOD TIMES RESTAURANTS INC.



DATE: February 7, 1997     BY:  /s/ Boyd E. Hoback, President
                                    & Chief Executive Officer
                               Boyd E. Hoback, President
                               & Chief Executive Officer




                            BY:  /s/ Sue Knutson, Controller &
                                     Secretary/Treasurer
                               Sue Knutson, Controller &
                               Secretary/Treasurer