Form 10QSB
period 1997-03-31
GOOD TIMES RESTAURANTS INC
filed 1997-05-13
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended:March 31, 1997 Commission File Number: 0-18590

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

[X] Yes  [ ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at March
31, 1997.

       6,397,778 SHARES OF COMMON STOCK, .001 PAR VALUE

Form 10-QSB
Quarter Ended March 31, 1997



                              INDEX

                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -
     March 31, 1997 and September 30, 1996

     Consolidated Statements of Operations -
     For the three months ended March 31,
     1997 and 1996 and for the six months ended
     March 31, 1997 and 1996

     Consolidated Statements of Cash Flow -
     For the three months ended March 31,
     1997 and 1996 and for the six months
     ended March 31, 1997 and 1996

     Notes to Financial Statements

     ITEM 2.  Management's Discussion and Analysis

PART II - OTHER INFORMATION

     ITEMS 1 through 6.

     Signature

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                                March 31,   September 30,
                                                  1997          1996
CURRENT ASSETS:
  Cash and cash equivalent                     $ 358,000     $  540,000
  Receivables                                    155,000        211,000
  Inventories                                     57,000         48,000
  Prepaid expenses and other                     200,000         19,000
       Total current assets                      770,000        818,000


PROPERTY AND EQUIPMENT, at cost:
  Land and building                            2,246,000      2,211,000
  Leasehold improvements                       2,460,000      2,424,000
  Fixtures and equipment                       2,952,000      2,879,000
          7,658,000                            7,514,000
  Less accumulated depreciation
    and amortization                          (2,133,000)    (1,819,000)
          5,525,000                            5,695,000

OTHER ASSETS:
  Assets held for sale                             -0-           98,000
  Note receivables                               426,000        435,000
  Deposits & other                                69,000        116,000
                                                 495,000        649,000

TOTAL ASSETS                                  $6,790,000     $7,162,000



               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of capital
    lease obligations                         $  115,000     $  109,000
  Accounts payable                               384,000        368,000
  Accrued liabilities                            826,000      1,073,000
       Total current liabilities               1,325,000      1,550,000

LONG-TERM DEBT & CAPITAL LEASE OBLIGATIONS
  Net of current maturities                      420,000        479,000

CONVERTIBLE NOTE PAYABLE                           -0-          250,000

ACCRUED LEASE LIABILITY ASSOCIATED
  WITH THE EXIT OF A BUSINESS ACTIVITY           255,000              0

DEFERRED LIABILITIES                             242,000        223,000

MINORITY INTERESTS IN PARTNERSHIPS             1,613,000      1,653,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    750,000 shares of Series A Convertible
    Cumulative Preferred Stock issued and
    outstanding as of March 31, 1997
    and none issued and outstanding
    at September 30, 1996
    (liquidation preference of $376,562,
    includes unpaid dividends of $25,000)          8,000          -0-

          GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (Cont.)


                                                 March 31,     September 30,
                                                   1997             1996


  Common stock, $.001 par value;
    50,000,000 shares authorized,
    6,397,778 shares issued and
    outstanding as of March 31,
    1997 and 6,314,820 shares
    issued and outstanding as
    of September 30, 1996                          6,000          6,000

  Capital contributed in excess
    of par value                              11,574,000     10,845,000
  Accumulated deficit                         (8,653,000)    (7,844,000)
       Total stockholders' equity              2,935,000      3,007,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $6,790,000     $7,162,000

                        GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended      Six Months Ended
                                                       March 31,              March 31,
                                                 1997         1996       1997          1996

NET REVENUES:
  Restaurant sales, net                        $2,448,000 $2,924,000  $5,218,000   $6,236,000
  Franchise revenues, net                          39,000     34,000      61,000       54,000
       Total revenues                           2,487,000  2,958,000   5,279,000    6,290,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs                              917,000  1,122,000   1,959,000    2,357,000
  Labor, occupancy & other                      1,210,000  1,527,000   2,512,000    3,147,000
  Accretion of deferred rent                       12,000     13,000      24,000       26,000
  Depreciation & amortization                     137,000    195,000     286,000      365,000
    Total restaurant operating costs            2,276,000  2,857,000   4,781,000    5,895,000

INCOME FROM RESTAURANT OPERATIONS                 211,000    101,000     498,000      395,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES        483,000    644,000     971,000    1,362,000

INCOME (LOSS) FROM OPERATIONS                    (272,000)  (543,000)   (473,000)    (967,000)

OTHER INCOME & (EXPENSES)
  Minority income (expense), net                   (7,000)    78,000     (18,000)     104,000
  Interest, net                                    (8,000)   (19,000)    (14,000)     (38,000)
  Loss from RTC & Las Vegas lease liabilities    (355,000)         0    (324,000)           0
  Other, net                                                   2,000       3,000       20,000     7,000
    Total other income & (expenses)              (368,000)    62,000    (336,000)      73,000

NET INCOME (LOSS)                               ($640,000) ($481,000)  ($809,000)   ($894,000)

PREFERRED STOCK DIVIDENDS IN ARREARS               15,000          0      25,000            0

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                            (655,000)  (481,000)   (834,000)    (894,000)

NET INCOME (LOSS) PER COMMON SHARE                 ($0.10)    ($0.07)     ($0.13)      ($0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      6,397,778  6,651,362   6,397,778    6,799,797

                           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended      Six Months Ended
                                                       March 31,              March 31,
                                                 1997         1996       1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              ($640,000)  ($481,000)  ($809,000)   ($894,000)
    Depreciation and amortization                  158,000     258,000     335,000      497,000
    Changes in operating assets & liabilities--
    (Increase) decrease in:
       Prepaids & receivables                      (88,000)   (554,000)   (131,000)    (487,000)
       Inventories                                       0      28,000      (6,000)      23,000
       Other assets                                  2,000     (83,000)     22,000     (410,000)
       Opening expenses                             (3,000)          0      (3,000)     (70,000)

    (Decrease) increase in:
       Accounts payable                             33,000     (26,000)     14,000     (164,000)
       Accrued interest                                  0           0           0            0
       Accrued property taxes                       16,000      17,000      42,000       59,000
       Accrued payroll & P/R taxes                   8,000     (21,000)     15,000      (47,000)
       Deposits                                          0           0           0            0
       Other accrued liabilities/deferred income  (253,000)    202,000     (44,000)     (22,000)

       Net cash provided by (used in)
          operating activity                      (261,000)   (660,000)   (565,000)  (1,515,000)

    CASH FLOWS FROM INVESTING ACTIVITIES:
       (Purchase) sale - FF&E, land, building
          & improvements                           (86,000)    259,000     284,000     (220,000)

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt incurred (paid)                        (27,000)    218,000    (649,000)     832,000
       Minority interest                            (9,000)    202,000     (41,000)     526,000
       Paid in capital activity                    289,000           0     789,000       41,000

          Net cash provided by (used in)           253,000     420,000      99,000    1,399,000
             financing activities

  INCREASE (DECREASE) IN CASH                     ($94,000)    $19,000   ($182,000)   ($336,000)

1.  UNAUDITED FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, the results of its operations and its cash flow for the three month period ended March 31, 1997 and for the six month period ended March 31, 1997. Operating results for the three month period ended
    March 31, 1997 and for the six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

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

  Drive Thru had twenty-five units open at March 31, 1997, of which eleven were franchised units, seven joint-venture units and seven company-owned units compared to twenty-six units open at March 31, 1996, of which eight were franchised units, ten joint-venture units and eight company-owned units.
(Four units that were sold or subleased in February, April and May, 1996 are included in the total stores for the prior year period.) During the three months ended March 31, 1997 one new franchised unit was opened. Subsequent to March 31, 1997, the Company opened one new joint-venture unit on May 6, 1997 and anticipates opening five to six new company-owned, franchise and joint-venture restaurants during 1997.

  The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company and Drive Thru for the three months and six months ended March 31, 1996 and the results of the Company and Drive Thru for the three months and six months ended March 31, 1997.

Results of Operations

  Net Revenues. Net restaurant revenues for the three months ended March 31, 1997 decreased $476,000 (16%) to $2,448,000 from $2,924,000 for the same prior year period. $336,000 of the decrease was attributable to three under-performing units that were sold or subleased in April and May 1996, one of which was company-owned and two were joint-venture units. $135,000 of the decrease was attributable to one company-owned unit and one joint-venture unit that were sold to franchisees in February and November 1996. Same store sales for Company operated units open for the full three month periods in 1996 and 1997 decreased $5,000 or (.10%). Franchise revenue increased $5,000 for the three months ended March 31, 1997 due to an increase in franchise fee income over the same prior year period.

  Net restaurant revenues for the six months ended March 31, 1997 decreased $1,018,000 (16%) to $5,218,000 from $6,236,000 for the same prior year period.
$1,065,000 of the decrease is attributable to the sale of two units to franchisees in February and November, 1996 and the sale or sublease of three under-performing units in April and May, 1996. Same store sales for Company operated units open for the full six month periods in 1996 and 1997 decreased $102,000 or 2%. Franchise revenue increased $7,000 during the six months ended March 31, 1997 from the same prior year period due to higher franchise royalty fees.

  Food and Paper Costs. Food and paper costs decreased to 37.5% of net restaurant sales for the three months ended March 31, 1997, compared to 38.4% for the same prior year period. The decrease is attributable to a net menu price increase of approximately 5.5% at all company-owned and joint-venture units effective March 1, 1997. Cost of sales was negatively impacted by an increase in beef and produce costs during the three months ended March 31, 1997 compared to the same prior year period.

  Food and paper costs decreased to 37.5% of net restaurant sales for the six months ended March 31, 1997 compared to 37.8% for the same prior year period.

  Income From Restaurant Operations. For the three months ended March 31, 1997, income from restaurant operations increased to $211,000 from $101,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 8.6% for the three months ended March 31, 1997 from 3.5% for the same prior year period.

  Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 14.2% of net restaurant sales for the three months ended March 31, 1997 from 10.1% for the same prior year period.

  For the six months ended March 31, 1997, income from restaurant operations increased to $498,000 from $395,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 9.5% for the six months ended March 31, 1997 from 6.3% for the same prior year period.

  Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 15% of net restaurant sales for the six months ended March 31, 1997 from 12.2% for the same prior year period.

  The improvement in both income and cash flow from restaurants as a percentage of net restaurant sales is a direct result of management's continued focus on improving restaurant labor efficiencies.

  Income (Losses) From Operations. The Company had a loss from operations of ($272,000) in the three months ended March 31, 1997 compared to a loss from operations of ($543,000) for the three months ended March 31, 1996. The improvement in income from operations of $271,000 for the three months ended March 31, 1997 is attributable to an increase in income from restaurant operations of $110,000 and a decrease in selling, general and administrative expenses of $161,000 compared to the same prior year period. The decrease in selling, general and administrative expenses is due to reductions in staff and administrative expenses as management has positioned the Company for growth and development in the Colorado market.

  For the six months ended March 31, 1997, losses from operations decreased to ($473,000) from ($967,000) in the same prior year period. The improvement in income from operations of $494,000 for the six months ended March 31, 1997 is attributable to an increase in income from restaurant operations of $103,000 and a decrease in selling, general and administrative expenses of $391,000 compared to the same prior year period.

  Net Income (Loss).  The net loss for the Company was ($640,000) for the three months ended March 31, 1997 compared to a net loss for the Company of
($481,000) for the comparable prior year period.   Minority interest expense
increased $85,000 in the three months ended March 31, 1997 from the same prior year period. This was attributable to the elimination of two under-performing joint venture Drive Thru units in Colorado that were sold or subleased in April and May 1996 and the sale of the Boise, Idaho joint-venture unit in November 1996. Net interest expense decreased $11,000 for the three months ended March 31, 1997 from the same prior year period. This decrease is attributable to the repayment of a capitallease obligation in April 1996.
The loss from RTC and Las Vegas lease liabilities of ($355,000) for the three months ended March 31, 1997 includes ($42,000) from the operation of three RTC restaurants currently operated by Drive Thru under an agreement with RTC related to the Company's contingent lease guaranty obligations, and ($313,000) for future lease liabilities under two leases in Las Vegas, Nevada.
The liability reflects the present value of rent due under the leases in excess of market rate rent. Management is actively marketing the RTC restaurants for sale.

  For the six month period ended March 31, 1997, the net loss for the Company was ($809,000) compared to a net loss for the Company of ($894,000) in the same
prior year period.   Minority interest expense increased $122,000 in the six
months ended March 31, 1997 from the same prior year period.

Liquidity and Capital Resources

  As of March 31, 1997, the Company and Drive Thru had $358,000 cash and marketable securities on hand. This amount is believed sufficient to cover working capital needs of the Company for the balance of the 1997 fiscal year.

  The Company had a working capital deficit of ($555,000) including $115,000 of current maturities of capital lease obligations and $171,000 of accrued expenses associated with the RTC bankruptcy. The Company's cash position decreased ($94,000) for the three months ended March 31, 1997. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits.

  On October 1, 1996, the Company closed the sale of $1 million of preferred stock, $250,000 of which was the conversion of a note payable, $250,000 was received in cash on October 1, 1996, and on January 1, 1997 and the balance of the preferred stock investment was made in an installment of $250,000 on April 1, 1997. The proceeds of the preferred stock sale are required to be used for the development of new Good Times restaurants by December 31, 1997 unless unanimously approved otherwise by the Company's Board of Directors.

  Cash flow from investing activities for the three months ended March 31, 1997 includes the use of $86,000 toward the development of two new joint-venture restaurants.

  Cash flow from financing activities for the three months ended March 31, 1997 includes the receipt of $250,000 cash in conjunction with the closing of the preferred stock sale on January 1, 1997.

  For the six months ended March 31, 1997, cash decreased $182,000. Cash used in operations was $565,000, cash provided by investing activities was $284,000, and cash provided by financing activities was $99,000.

  Cash flow from operating, investing and financing activities for the six months ended March 31, 1997 includes the sale of one joint-venture restaurant in Boise, Idaho to a franchisee, which decreased other accrued liabilities $175,000, decreased fixed assets $429,000 and decreased notes payable $346,000.

  The Company entered into a co-development agreement with a current franchisee to develop one joint-venture unit in Ft. Collins, Colorado. In conjunction therewith, the Co-Development Limited Partnership has entered into a $200,000 bank loan jointly guaranteed by the Company and the franchisee to finance the development of the Ft. Collins unit.

  The Company anticipates using approximately $325,000 for the development of two joint-venture restaurants and one restaurant remodel in the third and fourth quarters of fiscal 1997.

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

              GOOD TIMES RESTAURANTS INC. & SUBSIDIARIES

Part II. - Other Information

Item 1.     Legal Proceedings

          On April 29, 1997, Drive Thru received notice of a Complaint filed against it by College Park Realty Company of Las Vegas, Nevada for breach of lease. The lease had been assigned to Steakout, King of Steaks, Inc. and one of its franchisees. While Drive Thru is obligated under the lease, it has cause of action against the franchisee that executed a personal guaranty of the lease and management does not believe any financial statement adjustment is warranted.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Shareholders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            None.

                               SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GOOD TIMES RESTAURANTS INC.



DATE:                           BY:____________________________________
                                   Boyd E. Hoback, President
                                   and Chief Executive Officer


                                BY:____________________________________
                                   Susan Knutson, Controller