Form 10QSB
period 1997-06-30
GOOD TIMES RESTAURANTS INC
filed 1997-08-13
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended:  June 30, 1997  Commission File Number: 0-18590


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

[X] Yes  [ ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at June 30, 1997.

       6,397,778 SHARES OF COMMON STOCK, .001 PAR VALUE


Form 10-QSB
Quarter Ended June 30, 1997



                              INDEX

                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                          3
     June 30, 1997 and September 30, 1996

     Consolidated Statements of Operations -                5
     For the three months ended June 30,
     1997 and 1996 and for the nine months ended
     June 30, 1997 and 1996

     Consolidated Statements of Cash Flow -                 6
     For the three months ended June 30,
     1997 and 1996 and for the nine months
     ended June 30, 1997 and 1996

     Notes to Financial Statements                          7

     ITEM 2.  Management's Discussion and Analysis          8

PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                    11

     Signature                                             12

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS



                                                June 30,     September 30,
                                                  1997            1996
CURRENT ASSETS:
  Cash and cash equivalent                     $ 288,000     $  540,000
  Receivables                                    171,000        211,000
  Inventories                                     60,000         48,000
  Prepaid expenses and other                     206,000         19,000
       Total current assets                      725,000        818,000


PROPERTY AND EQUIPMENT, at cost:
  Land and building                            2,384,000      2,211,000
  Leasehold improvements                       2,636,000      2,424,000
  Fixtures and equipment                       3,078,000      2,879,000
          8,098,000                            7,514,000
  Less accumulated depreciation
    and amortization                          (2,290,000)    (1,819,000)
          5,808,000                            5,695,000

OTHER ASSETS:
  Assets held for sale                             -0-           98,000
  Note receivables                               424,000        435,000
  Deposits & other                                71,000        116,000
                                                 495,000        649,000

TOTAL ASSETS                                  $7,028,000     $7,162,000


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capital
    lease obligations                         $  114,000     $  109,000
  Accounts payable                               462,000        368,000
  Accrued liabilities                            850,000      1,073,000
       Total current liabilities               1,426,000      1,550,000

LONG-TERM DEBT & CAPITAL LEASE OBLIGATIONS
  Net of current maturities                      392,000        479,000

CONVERTIBLE NOTE PAYABLE                           -0-          250,000

ACCRUED LEASE LIABILITY ASSOCIATED
  WITH THE EXIT OF A BUSINESS ACTIVITY           250,000              0

DEFERRED LIABILITIES                             254,000        223,000

MINORITY INTERESTS IN PARTNERSHIPS             1,672,000      1,653,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    1,000,000 shares of Series A Convertible
    Cumulative Preferred Stock issued and
    outstanding as of June 30, 1997
    and none issued and outstanding
    at September 30, 1996
    (liquidation preference of $513,750
    includes unpaid dividends of $45,000)         10,000          -0-

          GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (Cont.)


                                                 June 30,   September 30,
                                                   1997          1996

  Common stock, $.001 par value;
    50,000,000 shares authorized,
    6,397,778 shares issued and
    outstanding as of June 30,
    1997 and 6,314,820 shares
    issued and outstanding as
    of September 30, 1996                          6,000          6,000

  Capital contributed in excess
    of par value                              11,822,000     10,845,000
  Accumulated deficit                         (8,804,000)    (7,844,000)
       Total stockholders' equity              3,034,000      3,007,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $7,028,000     $7,162,000


                        GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended      Nine Months Ended
                                                       June 30,                June 30,
                                                 1997         1996       1997          1996
NET REVENUES:
  Restaurant sales, net                        $3,119,000 $3,199,000  $8,337,000   $9,435,000
  Franchise revenues, net                          46,000     30,000     108,000       83,000
       Total revenues                           3,165,000  3,229,000   8,445,000    9,518,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs                            1,143,000  1,173,000   3,102,000    3,529,000
  Labor, occupancy & other                      1,331,000  1,381,000   3,836,000    4,500,000
  Accretion of deferred rent                       12,000     15,000      36,000       41,000
  Depreciation & amortization                     153,000    177,000     445,000      543,000
    Total restaurant operating costs            2,639,000  2,746,000   7,419,000    8,613,000

INCOME FROM RESTAURANT OPERATIONS                 526,000    483,000   1,026,000      905,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES        519,000    597,000   1,490,000    1,962,000

INCOME (LOSS) FROM OPERATIONS                       7,000   (114,000)   (464,000)  (1,057,000)

OTHER INCOME & (EXPENSES)
  Minority income (expense), net                  (62,000)    (2,000)    (79,000)     102,000
  Interest, net                                   (10,000)   (31,000)    (25,000)     (68,000)
  Loss from RTC & Las Vegas lease liabilities     (44,000)         0    (368,000)           0
  Other, net                                      (42,000)    53,000     (24,000)      35,000
    Total other income & (expenses)              (158,000)    20,000    (496,000)      69,000

NET INCOME (LOSS)                               ($151,000)  ($94,000)  ($960,000)   ($988,000)

PREFERRED STOCK DIVIDENDS IN ARREARS               20,000          0      45,000            0

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                            (171,000)   (94,000) (1,005,000)    (988,000)

NET INCOME (LOSS) PER COMMON SHARE                 ($0.03)    ($0.01)     ($0.16)      ($0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      6,397,778  6,314,825   6,397,778    6,638,425

                           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended      Nine Months Ended
                                                          June 30,                June 30,
                                                    1997         1996       1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              ($151,000)  ($ 94,000)  ($960,000)   ($988,000)
    Depreciation and amortization                  169,000     216,000     504,000      707,000
    Changes in operating assets & liabilities--
    (Increase) decrease in:
       Prepaids & receivables                       33,000     383,000     (98,000)    (105,000)
       Inventories                                  (2,000)      2,000      (8,000)      26,000
       Other assets                                  1,000     (14,000)     23,000     (424,000)
       Opening expenses                            (62,000)          0     (65,000)     (70,000)

    (Decrease) increase in:
       Accounts payable                             78,000     (70,000)     92,000     (234,000)
       Accrued interest                                  0           0           0            0
       Accrued property taxes                      (60,000)    (96,000)    (18,000)     (37,000)
       Accrued payroll & P/R taxes                  21,000      (2,000)     36,000      (50,000)
       Deposits                                          0           0           0            0
       Other accrued liabilities/deferred income    69,000     (68,000)     25,000      (83,000)

       Net cash provided by (used in)
          operating activities                      96,000    $257,000    (469,000)  (1,258,000)

    CASH FLOWS FROM INVESTING ACTIVITIES:
       (Purchase) sale - FF&E, land, building
          & improvements                          (446,000)    380,000    (162,000)     160,000

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt incurred (paid)                        (29,000)   (294,000)   (678,000)     489,000
       Minority interest                            59,000    (141,000)     18,000      435,000
       Paid in capital activity                    250,000           0   1,039,000       41,000

          Net cash provided by (used in)           280,000    (435,000)    379,000      965,000
             financing activities

  INCREASE (DECREASE) IN CASH                     ($70,000)   $202,000   ($252,000)   ($133,000)

1.  UNAUDITED FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June, 1997, the results of its operations and its cash flow for the three month period ended June 30, 1997 and for the nine month period ended June 30, 1997. Operating results for the three month period ended June 30, 1997 and for the nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

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

  Drive Thru had twenty-seven units open at June 30, 1997, of which eleven were franchised units, nine joint-venture units and seven company-owned units compared to twenty-three units open at June 30, 1996, of which eight were franchised units, eight joint-venture units and seven company-owned units. During the three months ended June 30, 1997 two new joint-venture units were opened. The Company anticipates opening three additional company-owned, franchise or joint-venture restaurants during 1997.

  The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company and Drive Thru for the three months and nine months ended June 30, 1996 and the results of the Company and Drive Thru for the three months and nine months ended June 30, 1997.

Results of Operations

  Net Revenues. Net restaurant revenues for the three months ended June 30, 1997 decreased $80,000 (2.5%) to $3,119,000 from $3,199,000 for the same prior year period. $147,000 of the decrease was attributable to three under-performing units that were sold or subleased in April and May 1996, one of which was company-owned and two were joint-venture units. $102,000 of the decrease was attributable to one joint-venture unit that was sold to a franchisee in November 1996. The Company's additional revenues of $185,000 from two joint-venture units not open during the prior year period were offset by a decline in same store sales for Company operated units of $16,000 or (.60%). Franchise revenue increased $16,000 for the three months ended June 30, 1997 due to an increase in franchise royalty income over the same prior year period.

  Net restaurant revenues for the nine months ended June 30, 1997 decreased $1,098,000 (12%) to $8,337,000 from $9,435,000 for the same prior year period.
$1,268,000 of the decrease is attributable to the sale of two units to franchisees in February and November, 1996 and the sale or sublease of three under-performing units in April and May, 1996. Same store sales for Company operated units open for the full nine month periods in 1996 and 1997 decreased $141,000 or 2%. Net restaurant revenues for the nine month period ended June 30, 1997 increased $311,000 due to three new joint-venture units that were not open for the full prior year period. Two of these joint-venture units opened in the three month period ended June 30, 1997. Franchise revenue increased $25,000 during the nine months ended June 30, 1997 from the same prior year period due to higher franchise royalty fees.

  Food and Paper Costs. Food and paper costs were 36.7% of net restaurant sales for the three months ended June 30, 1997, compared to 36.7% for the same prior year period.

  Food and paper costs decreased to 37.2% of net restaurant sales for the nine months ended June 30, 1997 compared to 37.4% for the same prior year period.

  Income From Restaurant Operations.  For the three months ended June 30,
1997, income from restaurant operations increased to $526,000 from $483,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 16.9% for the three months ended June 30, 1997 from 15.1% for the same prior year period.

  Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 21.8% of net restaurant sales for the three months ended June 30, 1997 from 20.6% for the same prior year period.

  For the nine months ended June 30, 1997, income from restaurant operations increased to $1,026,000 from $905,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 12.3% for the nine months ended June 30, 1997 from 9.6% for the same prior year period.

  Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 17.6% of net restaurant sales for the nine months ended June 30, 1997 from 15.3% for the same prior year period.

  The improvement in both income and cash flow from restaurants as a percentage of net restaurant sales is a direct result of management's continued focus on improving restaurant labor efficiencies and restaurant expenses.

  Income (Losses) From Operations. The Company had income from operations of $7,000 in the three months ended June 30, 1997 compared to a loss from operations of ($114,000) for the three months ended June 30, 1996. The improvement in income from operations of $121,000 for the three months ended June 30, 1997 is attributable to an increase in income from restaurant operations of $43,000 and a decrease in selling, general and administrative expenses of $78,000 compared to the same prior year period. The decrease in selling, general and administrative expenses is due to reductions in staff and administrative expenses as management has positioned the Company for growth and development in the Colorado market.

  For the nine months ended June 30, 1997, losses from operations decreased to ($464,000) from ($1,057,000) in the same prior year period. The improvement in income from operations of $593,000 for the nine months ended June 30, 1997 is attributable to an increase in income from restaurant operations of $121,000 and a decrease in selling, general and administrative expenses of $472,000 compared to the same prior year period.

  Net Income (Loss).  The net loss for the Company was ($151,000) for the three months ended June 30, 1997 compared to a net loss for the Company of
($94,000) for the comparable prior year period.   Minority interest expense
increased $60,000 in the three months ended June 30, 1997 from the same prior year period. This was attributable to the elimination of two under-performing joint venture Drive Thru units in Colorado that were sold or subleased in April and May 1996 and the sale of the Boise, Idaho joint-venture unit in November 1996 and to the increase in income from restaurants, which increased minority interest expense to joint-venture partners. Net interest expense decreased $21,000 for the three months ended June 30, 1997 from the same prior year period, attributable to the repayment of a capital lease obligation in April 1996. The loss from RTC and Las Vegas lease liabilities of ($44,000) for the three months ended June 30, 1997 is attributable to the operation of three
RTC restaurants currently operated by Drive Thru under an agreement with RTC related to the Company's contingent lease guaranty obligations. Management is actively marketing the RTC restaurants for sale or negotiating lease terminations and anticipates agreements on two of the three restaurants by fiscal year end. Other expenses of $42,000 for the three months ended June 30, 1997 includes $17,000 in lease termination charges associated with an under-performing joint-venture unit that was closed in May 1996 and a $25,000 accrual for the settlement of a legal dispute associated with a lease termination on an undeveloped site.

  For the nine month period ended June 30, 1997, the net loss for the Company was ($960,000) compared to a net loss for the Company of ($988,000) in the same
prior year period.   Minority interest expense increased $181,000 in the nine
months ended June 30, 1997 from the same prior year period due to increased income from operations and a higher share of that income by joint-venture partners.

Liquidity and Capital Resources

  As of June 30, 1997, the Company and Drive Thru had $288,000 cash and marketable securities on hand. This amount along with projected cash flow from operations is believed sufficient to cover working capital needs of the Company for the balance of the 1997 fiscal year. However, additional capital from joint-venture partners, sale of existing restaurants or other sources of financing will be required for the development of additional company-owned and joint-venture restaurants.

  The Company had a working capital deficit of ($701,000) including $114,000 of current maturities of capital lease obligations and $140,000 of accrued expenses associated with the RTC bankruptcy. The Company's cash position decreased ($70,000) for the three months ended June 30, 1997. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits.

  On October 1, 1996, the Company closed the sale of $1 million of preferred stock, $250,000 of which was the conversion of a note payable and payments of $250,000 were received on October 1, 1996, January 1, 1997 and April 1, 1997. The proceeds of the preferred stock sale are required to be used for the development of new Good Times restaurants by December 31, 1997 unless unanimously approved otherwise by the Company's Board of Directors.

  Cash flow from investing activities for the three months ended June 30, 1997 includes the use of $446,000 toward the development of two new joint-venture restaurants and the remodel of one company-owned unit.

  Cash flow from financing activities for the three months ended June 30, 1997 includes the receipt of $250,000 cash in conjunction with the closing of the preferred stock sale on April 1, 1997.

  For the nine months ended June 30, 1997, cash decreased $252,000. Cash used in operations was $469,000, cash used in net investing activities was $162,000, and cash provided by financing activities was $379,000.

  Cash flow from operating, investing and financing activities for the nine months ended June 30, 1997 includes the sale of one joint-venture restaurant in Boise, Idaho to a franchisee, which decreased other accrued liabilities $175,000, decreased fixed assets $429,000 and decreased notes payable $346,000.

  The Company entered into a co-development agreement with a current franchisee to develop one joint-venture unit in Ft. Collins, Colorado, which opened in June 1997. In conjunction therewith, the Co-Development Limited Partnership has entered into a $200,000 bank loan jointly guaranteed by the Company and the franchisee to finance the development of the Ft. Collins unit.

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

Part II.- Other Information

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

          The Company is a defendant in two lawsuits filed by two former hourly employees alleging sexual harassment. The Company denies any wrong doing and intends to vigorously defend itself. Management does not believe any financial statement adjustment is warranted.

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