Form 10KSB
period 1997-09-30
GOOD TIMES RESTAURANTS INC
filed 1997-12-29
CIK 825324

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended   September 30, 1997
                                OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Registrant's revenues for the most recent fiscal year were $11,865,000.

As of December 17, 1997, the aggregate market value of voting stock held by non-affiliates was $2,361,093.

As of December 17, 1997, the Registrant had 6,434,849 shares of common stock outstanding.

Documents Incorporated by Reference:

Incorporated herein by reference are Part III, Items 9 through 12 to the Registrant's definitive proxy statement to be issued in conjunction with Registrant's Annual Meeting of Shareholders to ben held on February 12, 1998.

Transitional Small Business Disclosure Format     Yes       No  X

PART I

ITEM 1.   BUSINESS

Background

     Good Times Restaurants Inc. (the "Company") was organized under Nevada law in 1987 and is the holding company for a wholly-owned subsidiary that is engaged in the business of developing, owning, operating and franchising restaurants under the name Good Times Drive Thru BurgersSM. Good Times Drive Thru BurgersSM restaurants are owned, operated and franchised by the Company's subsidiary, Good Times Drive Thru Inc. (Good Times Drive Thru BurgersSM and Good Times Drive Thru Inc. are interchangeably referred to herein as "Good Times" or "Drive Thru"). Round The Corner restaurants are owned and operated by the Company's former subsidiary, Round The Corner Restaurants, Inc. (Round The Corner and Round The Corner Restaurants, Inc. are interchangeably referred to herein as "RTC"). With RTC's restaurant sales significantly declining in 1994 and 1995 and RTC incurring significant losses, the Company divested itself of RTC and focused all of its resources on development of the Good Times concept. On September 30, 1995, the Company sold 100% of the stock of RTC to Hot Concepts Management Group, L.L.C. ("Hot Concepts").

Corporate Operations

     The Company currently leases approximately 5,600 square feet of space for its executive offices in Westminster, Colorado for $74,000 per year. The lease is for a five year period expiring in April 1998. Thereafter, the Company will lease office space from The Bailey Company (holders of the Preferred Stock of the Company) at their corporate headquarters. It is anticipated that the lease will reduce the Company's expenses related to its office lease. Through fiscal 1995, the Company provided administrative and accounting support to Drive Thru and RTC and charged monthly management fees for such services. With the sale of RTC, the Company no longer provides such services to RTC and has consolidated its operations with Drive Thru.

     The Company is a holding company and its officers are the President and Chief Executive Officer of the Company and the Controller, Secretary and Treasurer. Officers of the Company hold the same position with Drive Thru and all personnel associated with the Company are employees of Drive Thru.

     For 1998, Drive Thru plans to concentrate its efforts and capital on the growth of the Good Times restaurant chain in Colorado through additional company-owned, joint-venture and franchised restaurants.

Good Times

     Good Times Drive Thru Inc. is engaged in the operation and development of the Good Times Drive Thru BurgersSM restaurants, featuring extremely fast service and a limited, high quality menu for drive-through and walk-up customers. During fiscal 1997, three restaurants were developed featuring a lobby with interior seating. Drive Thru currently operates and franchises twenty-seven Good Times restaurants in the State of Colorado, of which twenty-two are located in metropolitan Denver, one in Boulder, one in Longmont, one in Grand Junction, one in Ft. Collins and one in Greeley. There is one franchised Good Times restaurant in Boise, Idaho. Eight of the restaurants are company-owned and pursuant to the co-development provisions in its development agreements with two Drive Thru co-development partners, nine of these restaurants in Colorado are owned jointly with such co-development partners. Eleven Good Times restaurants are franchised restaurants with six operating in the Denver metropolitan area, one in Silverthorne, Colorado, one in Grand Junction, Colorado, one in Greeley, Colorado, one in Longmont, Colorado and one in Boise, Idaho. Good Times is offering franchises for the development of additional Good Times restaurants.

     In fiscal 1996, Drive Thru focused on the disposition or relocation of under-performing restaurants, reductions in corporate overhead and solidifying its working capital position and franchise partners for continued development of the Colorado market.

     In fiscal 1997, Drive Thru developed one new franchised restaurant and two new joint-venture restaurants and began construction on the conversion of an existing double drive thru restaurant to one with a dining room and 48 seats. The franchised restaurant was developed as a part of an Amoco gas and convenience store development, comprising 2,000 sq. ft. of restaurant space and a dining room with drive thru.

     The hamburger fast food market remains intensely competitive with the major competitors aggressively discounting menu prices, which has had an adverse impact on Drive Thru's sales and operating profits. The Company believes it has an advantage in providing a superior level of service, quality and overall value based upon consumer research studies, but is limited in its ability to effectively advertise and build awareness of its brand until "critical mass" in restaurant sales are achieved in the Colorado market for consistent television and radio advertising, which the Company estimates to be approximately $30,000,000 in system-wide restaurant sales in Colorado, or 32-35 restaurants.

     Beginning in September 1997, Drive Thru initiated a television advertising campaign focused on building its brand personality, taste superiority and general awareness and anticipates continuing the campaign throughout fiscal 1998. It is management's intent to continue to develop the concept on those attributes important to the quick service restaurant consumer other than price - taste, speed and overall value.

     The Company's objectives for fiscal 1998 are to continue to build additional company-owned, joint-venture and franchised restaurants in Colorado and add indoor seating to select existing restaurants to mitigate the adverse impact of inclement weather and to increase sales from additional quick service restaurant consumer occasions that are centered around "sociability", particularly among teens and families that cannot be taken advantage of with the double drive thru format. Additionally, the Company will introduce limited new menu offerings and advertise what it believes to be attractive price points for its products.

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

     Drive Thru's goals in fiscal 1995 were to continue to develop the Colorado market and to expand the Good Times concept into an out-of-state market. In the spring of 1995, Drive Thru reached an agreement with a franchisee of four Rally's Hamburger restaurants in Las Vegas, Nevada to acquire those four units. It was management's intent to convert those units into Good Times restaurants and to develop an additional six Good Times restaurants in Las Vegas over a twelve month period. Management believed that with ten units operating in the Las Vegas market, Good Times would have "critical mass" in the Las Vegas television market. ("Critical mass" is defined by the Company as having a sufficient number of restaurants in a market to advertise on television at least 30 weeks out of the year and to take advantage of operational and distribution economies of scale.) Drive Thru opened the first two converted Rally's units in June 1995 and the other two restaurants in August 1995. However, Drive Thru experienced difficulty in securing suitable locations at reasonable cost in the Las Vegas market and suitable financing for new stores and realized that critical mass could not be achieved within an acceptable period of time. During the same time period, media advertising costs in Denver increased dramatically, requiring a higher level of store penetration in Colorado to support the Company's advertising campaign. Since four units would continue to operate at a significant loss until Drive Thru could effectively advertise in the Las Vegas market, it was decided to cease operations in Las Vegas and sell the stores. The four Las Vegas units were closed on October 31, 1995 and sold as of November 30, 1995. Drive Thru will continue to focus its development efforts on new Colorado locations until full penetration and critical mass is achieved.

     The Concept. Good Times was initially developed as a double drive only, limited menu concept featuring high quality products and extremely fast service, with menu prices 30-40 percent lower than the major hamburger chains. The price advantage once held has diminished due to continued aggressive price discounting by the major chains.

     Management has focused the development of the concept based on developing strong differentiation in the taste of its products (with a more distinctive taste profile), the speed of service, the overall value and a differentiated brand personality built through its advertising and employee service methods.

     While the double drive thru format performs well in select locations, it is management's opinion that the perceived value for its products and sales producing capacity of sites may be enhanced with the addition of small, highly efficient dining rooms, accessing consumer occasions not available with drive thru only.

     The Company plans to develop additional restaurants with seating and a single drive thru lane in fiscal 1998 in select locations with a new prototype building and other conversion opportunities. Good Times' food preparation and service systems deliver a quality meal with a faster order-delivery response time and have the capacity to reach the same sales levels as traditional hambur-ger chains. Typically, a customer receives an order 30 to 45 seconds after his vehicle reaches the take-out window. The simplicity of the menu, the relatively low capital investment, and the efficient design of the building and equipment allow Good Times to sell its products at comparable or lower prices than the major fast food hamburger chains. The limited menu allows maximum attention to be devoted to food quality and speed of service.

     Menu. The menu of a Good Times restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, milkshakes and soft drinks. Each sandwich is made to order at the time the customer places the order and is not pre-prepared.

     The hamburger patty is 4.0 ounces of 100% USDA approved beef, served on a 4-1/4 inch sesame seed bun. Hamburgers and cheeseburgers are garnished with fresh lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomato. The cheese is 100% pure sharp American thickly sliced. The chicken sandwiches include a spiced, battered deep-fried breast patty and a grilled spicy breast patty, both served with mayonnaise, lettuce and tomato. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize the skills required of employees.

     As of December 1, 1997, the price of the deluxe Good Times hamburger was $1.39, the deluxe cheeseburger $1.69, the deluxe double cheeseburger $2.49, the deluxe bacon-cheeseburger $2.19, the chicken sandwiches $2.29, the chicken club sandwich $2.89, french fries $.89 and $1.09 and a 22-ounce soft drink $.89.

     Good Times restaurants are generally open 14 to 16 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

     The Building. The existing Good Times restaurants are less than one-third the size of the typical restaurants of the four largest hamburger chains and require approximately one-half the land area based upon management's experience in the restaurant industry and research reports. The current standard Good Times restaurant building is a double drive-through and walk-up style structure containing approximately 880 square feet built on 18,000 to 30,000 square-foot lots. Most existing restaurants utilize a double drive-thru concept that allows simultaneous service from opposite sides of the restaurant and one or two walk-up windows with a patio for outdoor eating. The Company has developed a new 2,100 square foot prototype building with a dining room and 50 seats and a 1,000 square foot 48 seat addition for existing restaurants.

     Management of Drive Thru believes that the building form, design and aesthetic appeal address key issues and concerns of the consumer: speed,
cleanliness, security, eye appeal and low maintenance.   The exterior consists
of a cream-colored dry-vit system with an enclosed glass vestibule at the front for walk-up service and to exhibit the fast system of service. A brightly lit multi-colored fascia band runs the length of both sides of the building in addition to product and Good Times proprietary signage. The rest rooms and walk -in refrigerators are modular components of the building. The double drive thru buildings are transportable and therefore can be moved from an unsuccessful site to a better location. Though management does extensive site evaluation and expects a minimum number of buildings will ever have to be moved, one under-performing Good Times unit was relocated in 1996 and one in 1997.

     Plan of Operation. The first objective of Drive Thru has been to develop critical mass in the Denver television market (referred to as the Denver ADI which includes Boulder, Greeley, Longmont and other communities in northern Colorado.) In the past, Management believed that, in Denver, critical mass required approximately 20 restaurants to be operating, which was the number of Good Times operating in the Denver ADI when the decision was made to open the Las Vegas Good Times restaurants. However, increased advertising by its competitors and significant increases in the cost of advertising in Denver has caused management to reevaluate critical mass as requiring 32 to 35 Good Times restaurants in the Denver ADI. Good Times currently has eight company-owned, nine franchised and nine joint-venture stores in the Denver ADI. Good Times also has one franchised restaurant in Boise, Idaho and has one franchised restaurant in Grand Junction, Colorado.

     As of December 15, 1997, the Company operated 17 company-owned and joint-venture Good Times restaurants and had ten franchised restaurants open in Colorado and one in Boise, Idaho.

                                       December 15, 1996     December 15, 1997

   Company-owned restaurants                   7                       8
   Joint venture restaurants                   7                       9
   Franchise operated restaurants             10                      11
     Total restaurants                        24                      28

     During fiscal 1997, drive Thru opened two joint-venture restaurants and one franchised restaurant and began construction of one company-owned restaurant.

     Management anticipates that Drive Thru and its existing franchisees will develop a total of four to seven Good Times units in the Denver ADI in 1998.

     Drive Thru's ongoing objective is to continue to increase average restaurant sales through increased customer counts in each daypart
(lunch, dinner and late-night), selective menu and price promotions and effective marketing of Good Times competitive attributes of high quality products, quick service and overall value. The Company anticipates modest price increases in 1998 in anticipation of higher hourly wages and to reduce cost of sales.

     Operations and Management. Good Times has defined three ingredients essen-tial to its success: (i) consistent delivery of high quality, great tasting products; (ii) speed of service; and (iii) value pricing. The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver. The total transaction time for the delivery of food at the window is approximately 30 to 45 seconds during peak times.

     Each Good Times unit employs a general manager, one to two assistant managers and approximately 25 employees, most of whom work part-time during three shifts. Operating systems and training materials are utilized to ensure consistent performance to Good Times' standards. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. Management of Drive Thru believes that incentive compensation of its restaurant managers is essential to the success of its business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial and performance objectives. Drive Thru provides a medical and dental insurance plan to management with a portion of the cost contributed by the participating employee.

     Drive Thru presently purchases its products from independent food processors and distributors and does not anticipate any difficulty in continuing to obtain an adequate quantity of food products of acceptable quality and at acceptable prices.

     Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems which are provided by the Company. Restaurant managers forward sales reports, vendor invoices, payroll data and other operating information to Drive Thru's headquarters daily via an automated "polling" of each restaurant's point-of-sale systems. Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance. Management of Drive Thru believes that such reporting requirements enhance its ability to control and manage its operations.

     Drive Thru employs a full-time Director of Human Resources whose principal responsibility is to recruit and coordinate the training of management personnel required for continued expansion of Good Times units in the Denver ADI.

     Marketing and Advertising. Marketing activities to date have focused on radio advertising and restaurant level promotions in the immediate trade area around each location. Within the Denver market the ultimate objective is to develop adequate market penetration by establishing a sufficient number of Good Times restaurants to support competitive levels of radio and television advertising.

     The marketing efforts of Good Times focus on building "brand awareness" of the Good Times concept within the context of ad campaigns that are "irreverent, funny and full of surprises", combined with product and limited pricing messages. Supported by consumer research, Drive Thru believes that it has a better tasting product, delivered to the customer faster, at an equal or better value than its competitors.

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

     Drive Thru estimates that it will cost a franchisee on average approximately $475,000 to $575,000 to open a Good Times restaurant, including pre-opening costs and working capital, assuming the land is leased. A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least 0.5% of net sales, plus participation in regional or national advertising up to 5% of net sales, and initial development and franchise fees aggregating $20,000 per unit. Among the services and materials which Drive Thru provides to franchisees are site selection assistance, plans and specifications for construction of the Good Times double drive thru restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site pre-opening supervision and advice from time to time relating to operation of the franchised restaurant.

     Drive Thru has entered into five franchise development agreements in the Denver ADI. Nine franchise restaurants and nine joint-venture restaurants are operating under the development agreements for the Denver ADI. One franchise restaurant in Grand Junction, Colorado has been open pursuant to the development agreement for the Western Slope of Colorado. One joint-venture restaurant opened in Boise, Idaho in 1995, and effective November 1, 1996, that restaurant has been sold as a franchise restaurant.

     In 1996, Drive Thru signed a franchise agreement and $1,000,000
Series A Convertible Preferred Stock Purchase Agreement with The Bailey Company ("TBC"), a 64 unit franchisee of Arby's (see "Bailey Preferred Stock Investment"). It is anticipated that TBC will develop additional joint-venture or franchise Drive Thru restaurants in 1998.

     Operations to Date. The first Good Times prototype unit was opened in Boulder, Colorado, in September 1987 and Drive Thru grew slowly to seven restaurants by March, 1993, two of which were franchised restaurants. Thirteen additional restaurants were developed by December 31, 1994, seven of which were joint-ventured, two were franchised, and four were company-owned. In calendar 1995, Drive Thru opened six new restaurants, including one company-owned, two joint-ventured and one franchised restaurants in the Denver ADI, one franchised unit in Grand Junction, Colorado and one joint-ventured unit in Boise, Idaho. In calendar 1996, Drive Thru opened one franchised unit, converted the Boise, Idaho unit to a franchise and closed two under-performing restaurants. In calendar 1997, Drive Thru opened one company-owned unit, two joint-ventured restaurants and one franchised restaurant.

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

     Employees. At December 1, 1997, Drive Thru employed approximately 412 persons (including approximately 354 hourly restaurant employees), of whom 19 were management and staff personnel and 39 were restaurant management. Drive Thru considers its employee relations to be good. None of its employees is covered by a collective bargaining agreement.

Round The Corner

     On September 30, 1995, the Company completed the sale of Round The Corner Restaurants, Inc. ("RTC") to Hot Concepts in consideration for $100,000 in cash, a note in the amount of $291,394, and the assumption of all of RTC's liabilities. The sale of RTC by the Company resulted in a deferred gain of $66,000. The Company was notified in August, 1996 of financial difficulties at RTC and of its Chapter 11 bankruptcy filing in October, 1996. In addition to the write-off of the note receivable, the Company recorded a reserve of $333,000 for potential losses associated with its guarantee of two restaurant leases and a note payable. One of such restaurants is being operated by the Company and one has been subleased. The Company has entered into a settlement agreement with RTC whereby RTC will pay the Company $300,000 in two installments for the settlement of all of the Company's claims against RTC.

Bailey Preferred Stock Investment

     On May 31, 1996, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with The Bailey Company ("TBC") for the purchase by TBC of one million shares of Series A Convertible Preferred Stock. The aggregate purchase price for such shares was $1 million.

     Effective October 31, 1997, the Company and TBC increased the maximum number of shares of Series A Convertible Preferred Stock which are convertible prior to April 30, 1998 and extended to April 30, 1998 the period during which the shares of Series A Convertible Preferred Stock are convertible at the lower $.46875 conversion price rather than $.56875. Prior to such amendments (i) a maximum of 500,000 shares of Series A Convertible Preferred Stock could be converted between October 1, 1997 and December 31, 1997 and only an additional 250,000 shares could be converted between January 1, 1998 and March 31, 1998 and
(ii) the $.46875 conversion price was available with respect to the first 500,000 shares of Series A Convertible Preferred Stock only between October 1 and October 31, 1997 and with respect to the next 250,000 shares of Series A Convertible Preferred Stock only between January 1 and January 31, 1998. Subsequent to those dates, the conversion price was increased to $.056875 with respect to such shares. In consideration of such amendments, TBC has agreed to review and consider assisting the Company with any proposed financing prior to April 30,1998. TBC is not, however, obligated to assist the Company in connection with any financing.

Government Regulation

     Each of the Good Times restaurants is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Good Times restaurant. Federal and state environmental regulations have not had a material effect on Good Times' operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company and Drive Thru are subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working con-ditions. In addition, the Company and Drive Thru are subject to the Americans With Disabilities Act (the "ADA") which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped. Management believes that the Company and Drive Thru are in compliance with the ADA.

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

ITEM 2.   PROPERTIES

     The Company currently leases approximately 5,600 square feet of space for its executive offices in Westminster, Colorado for $74,000 per year. The lease is for a five year period expiring in April 1998. Thereafter, the Company will lease office space from The Bailey Company (holders of the Preferred Stock of the Company) at their corporate headquarters. It is anticipated that the lease will reduce the Company's expenses related to its office lease.

     As of December 15, 1997, Drive Thru has an ownership interest in 17 Good Times units, all of which are located in Colorado. Nine of these restaurants are held in limited partnerships of which Drive Thru is the general partner and has a 50% interest in eight of the partnership restaurants and a 78% interest in one partnership restaurant. There are eight Good Times units wholly-owned by Drive Thru.

     Each of the existing Good Times restaurants is a free-standing structure containing approximately 880 square feet (except for two conversion that are 1,700-1,900 square feet) situated on lots of approximately 18,000 to 30,000 square feet. The land is leased at all of these locations. Drive Thru intends to enter into ground leases wherever possible. However, there is no assurance that leasing will be available for desirable sites and Drive Thru may be required to purchase such sites. In the event financing is not available for such acquisitions, Drive Thru may have to utilize cash that could otherwise be used to develop additional Good Times restaurants. In such event, Drive Thru will endeavor to enter into sale/leaseback transactions or mortgage financing for such real estate.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's outstanding shares of Common Stock (the "Common Stock") and Common Stock Purchase Warrants (the "Warrants") are traded on the over-the-counter market. The following table sets forth the quarterly high and low bid prices as reported by the National Quotation Bureau Incorporated and NASDAQ from December 31, 1995 through September 30, 1997, as adjusted for the one-for-four reverse stock split in May 1992. The quotations represent prices quoted between dealers and do not include commissions, mark-ups or mark-downs and thus may not represent actual transactions.

                             Common Stock  Series A Warrants Series B Warrants
                              Bid Prices      Bid Prices        Bid Prices
Quarter Ended                High     Low    High     Low       High   Low


December 31, 1995            1.03     .47    .06      .03       .09    .03
March 31, 1996                .69     .31    .03      .03       .06    .03
June 30, 1996                 .69     .50    .03      .03       .06    .03
September 30, 1996            .63     .44    .09      .03       .06    .03
December 31, 1996             .56     .32    .06      .03       .06    .03
March 31, 1997                .56     .38    .06      .06       .06    .06
June 30, 1997                 .63     .38    .06      .06       .06    .06
September 30, 1997            .44     .38    .06      .06       .06    .06


     As of December 1, 1997, there were approximately 354 holders of record of Common Stock and 128 holders of Warrants. However, management estimates that thereare not fewer than 2,700 beneficial owners of the Company's Common Stock. The NASDAQ symbols for the Common Stock and the outstanding Series A warrants and Series B warrants are "GTIM", "GTIMW," and "GTIMZ", respectively.

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

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

     The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company and Drive Thru for the fiscal years ended September 30, 1996 and September 30, 1997.

                                                     Year Ended
                                                    September 30,
Operating Data:                                  1996            1997

Net Revenues                               $12,826,000    $ 11,865,000

Restaurant Operating Costs:
  Food and paper costs                       4,700,000       4,286,000
   Labor, occupancy and other                6,520,000       5,672,000
  Depreciation and amortization                770,000         667,000
     Total restaurant operating costs       11,990,000      10,625,000

Income From Restaurant Operations              836,000       1,240,000

Other Operating Expenses:
  Selling, General and Administrative
       Expense                               1,905,000       1,713,000
  Loss from operating RTC stores                -0-             94,000
  Loss on disposal of restaurants
     and equipment                             206,000          55,000
  Loss on planned exit of certain
     market areas                              183,000           -0-
  Loss from lease guarantees                    -0-            228,000
Total Other Operating Expenses               2,294,000       2,090,000

Income (Loss) from Operations               (1,458,000)       (850,000)

Other Income and (Expenses)
  Minority income (expense), net               181,000        (120,000)
Interest, net                                  (71,000)        (34,000)
  Other, net                                  (109,000)        (97,000)
  Losses from RTC bankruptcy                  (564,000)          -0-
  Total other income and (expenses)           (563,000)       (251,000)

Net Loss                                   $(2,021,000)    $(1,101,000)
Preferred Stock Dividends in Arrears            -0-            (65,000)

Net Loss Attributable to
  Common Shareholders                       (2,021,000)     (1,166,000)

Net Loss Per Common Share                  $      (.31)    $      (.18)
Weighted Average Shares Outstanding          6,549,000       6,376,186


                                                   September 30,
                                                1996           1997

Balance Sheet Data:

  Working Capital (deficit)                $  (732,000)    $  (534,000)
  Total assets                               7,162,000       7,192,000
  Minority Interest                          1,653,000       1,619,000
   Long-term debt and
     long-term capital leases                  479,000         546,000
   Stockholders' equity                    $ 3,007,000     $ 2,893,000

     Statements in this Filing that are not historical facts may be forward-looking statements. Actual events may differ materially from those projected in any forward-looking statement. There are a number of important factors beyond the control of the Company that could cause actual events to differ materially from those anticipated by any forward-looking information. A description of risks and uncertainties attendant to the Company and its industry and other factors which could affect the Company's financial results are included in this Filing.

Results of Operations

     The Company sold RTC as of September 30, 1995. In October 1996, the purchaser of RTC declared bankruptcy. The following discussion and analysis includes expenses and liabilities related to the Company's guarantee of certain RTC leases.

Fiscal Years 1997 and 1996

     Net Revenues. Net revenues for the year ended September 30, 1997 decreased 961,000 (7.5%) to $11,865,000 from $12,826,000 for the year ended September 30,
1996. The decrease is primarily attributable to a decrease in revenue of Drive Thru of $1,075,000 from the sale or sublease of five restaurants during the fiscal year ended September 30, 1996. Net revenues also decreased $297,000 due to the sale of one joint-venture restaurant to a franchisee in November 1996. Net revenues increased $735,000 due to the opening of two joint-venture restaurants in May and June 1997 and due to one restaurant that was not open for the full prior year period. Net revenues decreased $226,000 or 2.1% during fiscal 1997 from same store sales for restaurants that have been open for the full fiscal 1996 and 1997 periods. Net revenues from Drive Thru and its franchisees were $18,700,000 for the fiscal year ended September 30, 1997.

     Management does not anticipate further declines in same store net revenues due to the initiation of television advertising and increases in the per person average check. However, there can be no assurances that the television advertising will generate sufficient increases in revenues to maintain a competitive level of media presence.

     Food and Paper Costs. In fiscal 1997, Drive Thru's food and paper costs were 36.8% of net restaurant sales compared to 37.3% of net restaurant sales in fiscal 1996. The decrease in Drive Thru's food and paper costs is primarily attributable to menu price increases taken during the last eight months of the period ended September 30, 1997, with less than proportionate increases in food and paper costs.

     Income From Restaurant Operations. For the year ended September 30, 1997 Drive Thru's income from restaurant operations was $1,240,000 compared to $836,000 for the year ended September 30, 1996.

     Drive Thru's income from restaurant operations as a percentage of net restaurant revenues was 10.6% for the year ended September 30, 1997, an increase from 6.6% for the same prior year period. The increase in income from restaurant operations is attributable to the sale or sublease of four under performing restaurants as well as management's focus on improving restaurant labor and operating efficiencies and expenses. Cash flow from ongoing restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) as a percentage of net restaurant sales was 17.5% for the year ended September 30, 1997 compared to 14.5% for the year ended September 30, 1996. Income and cash flow from restaurant operations include regional supervision, training and recruiting expenses of $431,000 for the year ended September 30, 1996 and $354,000 for the year ended September 30, 1997. Net franchise development fees and royalties decreased from $216,000 in fiscal 1996 to $213,000 in fiscal 1997.

Loss from Operations

     Drive Thru's loss from operations before other income and expenses improved to ($850,000) in fiscal 1997 compared to a loss from operations of ($1,458,000) in fiscal 1996. Loss from operations was negatively impacted during fiscal 1997 by ($228,000) of expenses associated with certain Las Vegas lease guarantees, as well as ($94,000) from the operation by Good Times of three RTC restaurants. Subsequent to September 30, 1997, the Company negotiated the termination of one RTC lease, entered into a sublease for one RTC lease and continues to operate the third RTC restaurant. Selling, general and administrative expenses decreased from $1,905,000 (14.9% of net revenues) in the year ended September 30, 1996 to $1,713,000 (14.4% of net revenues) in the year ended September 30, 1997. The decrease in selling, general and administrative expenses is due to reductions in staff and administrative expenses as management has positioned the Company for growth and development in the Colorado market.

Net Loss

     The net loss for Drive Thru was ($1,101,000) for the fiscal year ended September 30, 1997 compared to a net loss of ($2,021,000) for the fiscal year ended September 30, 1996. Minority interest expense increased $301,000 due to the sale of two under performing joint-venture restaurants in the year ended September 30, 1996 and as a result of improved Income from Restaurant Operations in the remaining joint-venture restaurants for the year ended September 30, 1997. Interest expense decreased $34,000 due to the pay off of one capital lease in the year ended September 30, 1996 and the reduction in the balance of other capital lease obligations. The net loss for the year ended September 30, 1996 included $564,000 of losses associated with the RTC bankruptcy.

Liquidity and Capital Resources

     As of September 30, 1997, the Company had $408,000 of cash and cash equivalents on hand. The Company has commitments of approximately $200,000 for capital improvements for the development of one new restaurant. The Company has entered into a settlement agreement with RTC whereby the Company will receive $300,000 and anticipates bankruptcy court approval of the settlement agreement by December 31, 1997. Management is actively negotiating the sale of one existing Drive Thru restaurant to a franchisee, the proceeds of which will be used for increasing the Company's working capital reserves and for the development of new restaurants. Management believes this will be sufficient to cover the working capital needs of the Company for the 1998 fiscal year.

     The Company remains contingently liable on one Las Vegas restaurant lease that has been subleased, so management anticipates minimal future losses from RTC or Vegas lease contingencies. Management also anticipates significantly reducing or eliminating its net loss through improved income from restaurant operations as a result of the benefit of price increases implemented since March, 1997, improved labor efficiencies, anticipated sales improvements from the implementation of television advertising and further reductions in non-restaurant related expenses.

     The Company had a working capital deficit of ($534,000). Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. It is anticipated that working capital deficits will expand as new Drive Thru restaurants are opened.

     On November 1, 1996, Drive Thru completed the transfer of its partnership interest in the Boise, Idaho restaurant. The agreement includes indemnification of the Company on $296,000 of notes payable and the assumption of all liabilities, obligations and operating losses by the limited partner. As a part of the agreement, the Company paid $75,000 to the partnership.

     Net cash provided by operating activities of the Company was $10,000 for fiscal 1997 compared to net cash used in operating activities of the Company of ($893,000) in fiscal 1996. For fiscal 1997, this was the result of a net loss of ($1,101,000) and non-cash reconciling items totaling $1,111,000 (comprised principally of depreciation and amortization of $669,000, minority interest of $120,000, losses associated with lease guarantees of $228,000 and decreases in operating assets and liabilities totaling $152,000).

     Net cash used in investing activities by the Company in fiscal 1997 was $876,000, which includes the purchase of property and equipment of $803,000. Drive Thru utilizes all cash provided by investing activities for working capital and for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants and refurbishment of existing restaurants. In fiscal 1996 and 1997, Drive Thru developed three joint-venture restaurants and began development of one company-owned restuarant, which opened in November, 1997.

     Net cash provided by investing activities by the Company in fiscal 1996 was $418,000, which included proceeds from the sale of assets of $819,000 and the purchase of property and equipment of $401,000.

     Net cash provided by financing activities by the Company in fiscal 1997 was $734,000, which includes principal payments on notes payable and capital leases of $113,000, borrowings on notes payable and long-term debt of $200,000, distributions to minority interests in partnerships of $283,000 and contributions from minority interests in partnerships of $180,000 and proceeds from the sale of Preferred Stock of $750,000.

     Net cash provided by financing activities by the Company in fiscal 1996 was $248,000 which includes principal payments on notes payable and long-term debt of $99,000, borrowings on notes payable and long-term debt of $250,000 (which was converted into 250,000 shares of preferred stock on October 1, 1996), distributions to minority interests in partnerships of $227,000, and contributions from minority interests in partnerships of $324,000.

     Neither the Company nor Drive Thru currently have any bank lines of credit.

     The Company intends to use its cash resources and cash generated from operations for working capital, and the remodel and addition of seating to one
existing restaurant.   Drive Thru will require additional capital in order to
develop additional company-owned and joint-ventured Good Times restaurants in the future. In the event Drive Thru is not successful in obtaining additional capital, management intends to continue to develop Good Times restaurants through franchising and joint development activities with existing and new franchisees.

Impact of Recently Issued Accounting Standards

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share" and Statement of Financial Accounting Standards 129 "Disclosure of Information About an Entity's Capital Structure." Statement 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share." Statement 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement 129 establishes standards for disclosing information about an entity's capital structure. Statements 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

     In 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographical areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of Statement 130, management has been unable to fully evaluate the impact, if any, the statement may have on the future financial statements disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard. Statement 131 is not expected to have a material impact on the Company.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES:

          Independent Auditor's Report

          Consolidated Balance Sheet - September 30, 1997

          Consolidated Statements of Operations - For the Years Ended September 30, 1996 and 1997

          Consolidated Statement of Stockholders' Equity - For the Period from
               October 1, 1995 to September 30, 1997

          Consolidated Statements of Cash Flows - For the Years Ended
               September 30, 1996 and 1997

          Notes to Consolidated Financial Statements

                  INDEX TO FINANCIAL STATEMENTS



                                                             PAGE


Good Times Restaurants Inc. and Subsidiaries:

Independent Auditor's Report . . . . . . . . . . . . . . . . .F-2

Consolidated Balance Sheet - September 30, 1997. . . . . . . .F-3

Consolidated Statements of Operations - For the Years
ended September 30, 1996 and 1997  . . . . . . . . . . . . . .F-5

Consolidated Statement of Changes of Stockholders' Equity -
For the Period from October 1, 1995 through
September 30, 1997. . . . . . . . . . . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows - For the Years Ended
September 30, 1996 and 1997. . . . . . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . .F-8

                   INDEPENDENT AUDITOR'S REPORT




To the Stockholders and
Board of Directors
Good Times Restaurants Inc.
Westminster, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the years ended September 30, 1996 and 1997, in conformity with generally accepted accounting principles.




Hein + Associates LLP

Denver, Colorado
November 11, 1997

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1997


                              ASSETS

Current Assets:
  Cash and cash equivalents                              $408,000
  Receivables                                              81,000
  Inventories                                              51,000
  Prepaid expenses and other                               11,000
  Receivable from settlement of RTC claims                300,000
  Notes receivable                                         41,000
               Total current assets                       892,000

Property and Equipment, at cost:
  Land and building                                     2,561,000
  Leasehold improvements                                2,646,000
  Fixtures and equipment                                3,082,000
                                                        8,289,000
  Less accumulated depreciation and amortization       (2,459,000)
                                                        5,830,000
Other Assets:
  Notes receivable                                        414,000
  Other                                                    56,000
                                                          470,000

Total Assets                                           $7,192,000



















See accompanying notes to these consolidated financial statements.


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt                 $25,000
     Current portion of capital lease obligations         122,000
     Accounts payable                                     465,000
     Accrued liabilities - Las Vegas                       14,000
     Accrued liabilities - RTC                            125,000
     Accrued other liabilities                            675,000
               Total current liabilities                1,426,000

Long-Term Liabilities:
     Debt                                                 478,000
     Las Vegas accrued liabilities                        166,000
     RTC accrued liabilities                              277,000
     Capital lease obligations, net of current portion     68,000
     Deferred liabilities                                 265,000
          Total long-term liabilities                   1,254,000

Minority Interests in Partnerships                      1,619,000

Commitments and Contingencies (Notes 2, 3, and 6)

Stockholders' Equity:
     Preferred stock, .01 par value, 5,000,000 shares
          authorized, 1,000,000 Series A issued and
          outstanding; liquidation preference of
          533,750, which includes unpaid dividends
          of $65,000                                       10,000
     Common stock, $.001 par value; 50,000,000 shares
       authorized, 6,397,778 shares issued and outstanding  6,000
     Capital contributed in excess of par value        11,822,000
     Accumulated deficit                               (8,945,000)
               Total stockholders' equity               2,893,000

Total Liabilities and Stockholders' Equity             $7,192,000






See accompanying notes to these consolidated financial statements.



          GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Years Ended
                                                    September 30,
                                                1996             1997

Net Revenues:
     Restaurant sales                       $12,610,000      $11,652,000
     Area development and franchise fees         40,000           20,000
     Franchise royalties                        176,000          193,000
         Total net revenues                  12,826,000       11,865,000

Restaurant Operating Costs:
     Food and paper costs                     4,700,000        4,286,000
     Restaurant labor costs                   4,510,000        3,884,000
     Restaurant occupancy costs               1,356,000        1,295,000
     Accretion of deferred rent                  57,000           47,000
     Other restaurant operating costs           431,000          358,000
     Opening expenses                           166,000           88,000
     Depreciation and amortization              770,000          667,000
           Total restaurant operating costs  11,990,000       10,625,000

Income from Restaurant Operations               836,000        1,240,000

Other Operating Expenses:
     General and administrative               1,184,000        1,064,000
     Advertising                                721,000          649,000
     Loss from operating RTC stores               -               94,000
     Loss on disposal of restaurants
         and equipment                          206,000           55,000
     Loss on planned exit of certain
         market areas                           183,000            -
     Loss from Las Vegas lease guarantees         -              228,000
           Total other operating expenses     2,294,000        2,090,000

Loss From Operations                         (1,458,000)        (850,000)

Other Income (Expenses):
     Interest income                             71,000           55,000
     Interest expense                          (142,000)         (89,000)
     Minority interest in income (loss)
          of partnerships                       181,000        (120,000)
     Losses associated with RTC bankruptcy    (564,000)            -
     Other, net                               (109,000)         (97,000)
           Total other expenses, net          (563,000)        (251,000)

Net Loss                                   $(2,021,000)     $(1,101,000)

Preferred Stock Dividends                   $     -         $   (65,000)

Net Loss Attributable to
     Common Shareholders                   $(2,021,000)     $(1,166,000)

Net Loss Per Common Share                      $   (.31)      $    (.18)
Weighted Average Common Shares
     Outstanding                              6,549,000        6,376,186























        See accompanying notes to these consolidated financial statements.


                     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM OCTOBER 1, 1995 THROUGH SEPTEMBER 30, 1997

                               Preferred Stock          Common Stock
                               Issued         Par      Issue       Par
                               Shares        Value    Shares      Value

Balances, October 1, 1995         -        $   -     6,898,152    $ 7,000

  Cancellation of note
     from stockholders            -            -      (625,000)    (1,000)
  Stock issued to employee
     benefit plan                 -            -        41,668        -
 Net loss                         -            -          -           -

Balances, September 30, 1996      -            -     6,314,820    $ 6,000

  Preferred stock issued     1,000,000       10,000       -           -
  Preferred stock issuance cost   -            -          -           -
  Stock issued to employee
     benefit plan                 -            -        82,958        -
  Net Loss                        -            -          -           -

Balances, September 30, 1997 1,000,000     $ 10,000  6,397,778    $ 6,000




          See accompanying notes to these consolidated financial statements.



                      GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM OCTOBER 1, 1994 THROUGH SEPTEMBER 30, 1996
                             (Continued from previous page)

                            Capital in    Officers
                            Excess of     Notes        Accumulated
                            Par Value     Receivables  Deficit       Total

Balances- October 1, 1995   $11,683,000   $ (881,000)  $(5,823,000) $ 4,986,000

  Cancellation of note
    from stockholders          (880,000)     881,000         -            -
  Stock issued to employee
    benefit plan                 42,000         -            -           42,000
  Net loss                          -           -       (2,021,000)  (2,021,000)

Balances -September 30, 1996 10,845,000         -       (7,844,000)   3,007,000

  Preferred stock issued        990,000         -            -        1,000,000
  Preferred stock issuance
    cost                        (52,000)        -            -          (52,000)
  Stock issued to employee
    benefit plan                 39,000         -            -           39,000
  Net Loss                          -           -      (1,101,000)   (1,101,000)

Balances-September 30, 1997 $11,822,000    $    -     $(8,945,000)  $ 2,893,000








          See accompanying notes to these consolidated financial statements.


                    GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                            September 30,
                                                         1996           1997
Cash Flows from Operating Activities:
   Net loss                                         $(2,021,000)  $(1,101,000)
     Adjustments to reconcile net loss to
        net cash from operating activities:
             Depreciation and amortization              773,000       669,000
             Accretion of deferred rent                  57,000        47,000
             Minority interest                         (181,000)      120,000
             Loss on planned exit of certain
                market areas                            183,000           -
             Loss on disposal of restaurants &
                equipment                               206,000        55,000
             Losses associated with RTC bankruptcy      564,000           -
             Loss on lease guarantees                       -         228,000
             Gain on sale of property, net              (75,000)       (2,000)
         Common stock for services                       42,000        39,000
         Changes in operating assets and liabilities:
               (Increase) decrease in:
                  Receivables                           130,000        46,000
                  Inventories                            19,000         3,000
                  Prepaid expenses and other           (130,000)       17,000
               (Decrease) increase in:
                  Accounts payable                     (241,000)       61,000
                  Accrued and other liabilities        (219,000)     (172,000)
               Net cash provided by (used in)
                  operating activities                 (893,000)       10,000

Cash Flows from Investing Activities:
         Payments for the purchase of property
           & equipment                                 (401,000)     (803,000)
         Proceeds from sale of assets                   819,000         2,000
         Payments made in conjunction with the
           sale of a store                                  -         (75,000)
             Net cash provided by (used in)
                investing activities                    418,000      (876,000)

Cash Flows from Financing Activities:
        Principal payments on notes payable and
          long-term debt                                (99,000)     (113,000)
        Borrowings on notes payable and long-term debt  250,000       200,000
        Distributions paid to minority interests in
          partnerships                                 (227,000)     (283,000)
        Contributions from minority interest in
          partnerships                                  324,000       180,000
        Proceeds from the sale of preferred stock         -           750,000
            Net cash provided by financing activities   248,000       734,000

Increase (Decrease) in Cash and Cash Equivalents       (227,000)     (132,000)

Cash and Cash Equivalents, beginning of period          767,000       540,000

Cash and Cash Equivalents, end of period               $540,000      $408,000

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest                           $142,000       $89,000

      Purchase of equipment through payables
         and capital leases                            $   -          $57,000

      Stock issued to employee 401(k) plan             $ 42,000       $39,000

      Conversion of note to preferred stock            $  -          $250,000

      Cancellation of notes in return for common stock $881,000      $  -


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

         Drive Thru commenced operations in 1986 and, as of September 30, 1997, operates 16 company-owned and joint venture drive-thru fast food hamburger restaurants. The Company's restaurants are primarily in Colorado. In addition, Drive Thru has 10 franchises operating in Colorado and one in Boise, Idaho, and is offering franchises for development of additional Drive Thru restaurants.

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

         Deferred Opening Costs - Prior to October 1, 1996, the Company deferred certain pre-opening costs. These costs were being amortized over a one year period. Effective October 1, 1996, the Company adopted a policy of expensing all pre-opening costs as incurred. The expensing method is the preferable method based on proposed accounting rule changes and recent accounting trends. The effect of the change was to increase the 1997 loss by approximately $51,000 [($.01) per share].

         Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of restaurant food items and related paper supplies.

         Property and Equipment-Depreciation is recognized on the straight-line method over the estimated useful lives of the assets or the lives of the related leases, if shorter, as follows:

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

    Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $190,000 as of September 30, 1997) has been reflected in the accompanying consolidated balance sheet as a deferred liability. The remaining balance includes a deferred gain of $53,000 on the sale of a restaurant.

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

    Net Loss per Common Share - The computations of loss per share are based on the weighted average number of common shares outstanding during each fiscal period. Warrants, options, and preferred stock outstanding are not included in the computations in loss years because their effect would be antidilutive.

    Financial Instruments and Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as the primary leasee of certain leases that were assigned to third parties in connection with various store closures (see
    Note 6).

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and receivables. At September 30, 1997, the Company maintained cash balances with a commercial bank, which were approximately $233,000 in excess of FDIC limits and maintained a government fund balance of $57,000. At September 30, 1997, notes receivable totaled $455,000 and were from three entities. The notes receivables are generally collateralized by buildings and equipment and guaranteed by certain individuals. Additionally, the Company has receivables of $81,000, which consists principally of current franchise receivables.

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

    Impact of Recently Issued Accounting Standards - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share" and Statement of Financial Accounting Standards 129 "Disclosure of Information About an Entity's Capital Structure." Statement 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share." Statement 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement 129 establishes standards for disclosing information about an entity's capital structure. Statements 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

    In 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of Statement 130, management has been unable to fully evaluate the impact, if any, the statement may have on the future financial statements disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard. Statement 131 is not expected to have a material impact on the Company.

    Reclassification - Certain reclassifications have been made to conform 1996 financial statements to the presentation in 1997. The reclassifications had no effect on net loss.


2.  Liquidity and Continued Operations:

    As reflected in the accompanying financial statements, the Company has incurred net losses the past two years and has negative or marginal cash flows from operations. Management has taken the following actions to improve the Company's cash flow and operating results:

          The Company has finalized a settlement agreement with RTC which will provide $300,000 in cash to the Company and reduce the Company's lease liability to one RTC restaurant that has been subleased and one RTC restaurant that is being operated by the Company until it can be sold or the lease term expires. The Company remains contingently liable on one Las Vegas restaurant lease that has been subleased, therefore, management anticipates minimal future losses from RTC or Vegas lease contingencies.

          Management is actively negotiating the sale of one existing Drive Thru restaurant to a franchisee, the proceeds of which will be used for increasing the Company's working capital reserves and for the development of new restaurants.

          Management also anticipates significantly reducing or eliminating its net loss through improved income from restaurant operations as a result of the benefit of price increases implemented since March 1997, improved labor efficiencies, anticipated sales improvements from the implementation of television advertising and further reductions in non-restaurant related expenses.

    Management believes that the actions taken above will provide adequate cash flow to meet the Company's operating needs and provide capital needed to continue the Company's fiscal 1998 restaurant and franchise expansion program.


3.  Sale of Restaurants:

    On September 30, 1995, the Company sold all its stock in RTC, a 100% owned subsidiary, for $100,000 cash and a $291,000 note. The note had an interest rate of prime minus 2% and is payable quarterly based on an amortization period of 20 years, with a balloon payment at the end of 5 years. The Company elected to report the gain on sale under the installment method and originally deferred the unrealized gain of $66,000 on the $291,000 note. In 1996, the purchaser of RTC declared bankruptcy. In connection with the bankruptcy of RTC in 1996, the Company recorded $231,000 associated with the write-off of the RTC note receivable (net of deferred gain) and accrued a $333,000 loss associated with RTC lease guarantees and a note payable (net of estimated recoveries) guaranteed by the Company. The Company has subleased one RTC restaurant and is currently managing one RTC restaurant in order to minimize future losses associated with its lease guarantees. Operating RTC stores resulted in a loss of $94,000 during fiscal 1997, which is recorded in other operating expenses.

    During the year ended September 30, 1996, the Company closed two underperforming restaurants and leased the land and building to the purchaser. One of these restaurant sites was closed in September 1996, and the Company moved the building and equipment to a new location in fiscal 1997. During the year ended September 30, 1996, the Company recorded a loss, net of minority interest, of approximately $103,000 as a result of the plan. No significant additional costs were recorded in 1997. In 1997, the Company took over the second site from the purchaser, and converted this restaurant back to the Drive-Thru concept.

    During the year ended September 30, 1996, the Company approved the sale of its interest in one of its managed limited partnerships to the limited partner. The effective date of the sale was November 1, 1996. The agreement provides for the limited partner to assume all liabilities, obligations, and operating losses, and the Company agreed to pay the purchaser $75,000 and surrender its interest in the limited partnership. As of September 30, 1996, the Company recorded approximately $184,000 in losses as a result of this transaction. No significant additional costs were recorded in 1997. The Company remains a guarantor on $296,000 of notes payable. However, the purchaser and an additional guarantor have personally agreed to indemnify the Company for any payments made on the note by the Company.

    During the year ended September 30, 1996, the Company sold a restaurant to a franchisee for $480,000 cash and a $20,000 note. The Company recognized a gain on the sale in the amount of approximately $95,000, which is included in other income and expenses.


4.  Notes Receivable:

    Notes receivable consist of the following as of September 30, 1997:

    Note receivable, 8%, initially due March 1, 1997.  Refinanced subsequent to year-end.  Under the new terms, monthly payments of interest only are due until June 1, 1998. Starting in June 1998, equal monthly payments of principal and interest are due, with the final payment due in June 2010.  Collateralized by a building and
    guaranteed by an individual.                                      $315,000

    Note receivable, 8%, initially due October 1, 1997.  Refinanced subsequent to year-end.  Under the new terms, monthly payments of interest only are due until June 1, 1998.  Starting in June 1998, equal monthly payments of principal and interest are due, with the final payment due in June 2008.  Collateralized by a building and
    guaranteed by an individual.                                        78,000

    Note receivable, 9%, monthly payments of principal and interest in the amount of $1,245, with final payment on September 1, 2000 collateralized by building and equipment.  The note is personally
    guaranteed by an individual.                                        42,000

    Other notes, various terms.                              20,000
                                                            455,000
    Less current portion.                                   (41,000)

                                                           $414,000
5.  Notes Payable and Long-Term Debt:

    Promissory note, payable by a limited partnership, of which the
    Company is the general partner, interest and principal payable monthly, with the final payment due August 1, 2004.  The interest rate on the note is variable based on the 30-day commercial paper plus 3%, with a floor of 6%.  At the option of the Company, the interest rate may be converted to a fixed rate equal to the 7-year treasury bill rate plus 3%, with a floor of 8%.  This note is guaranteed by the Company, and the limited partner who is also the
    holder of the preferred stock.                                     $197,000

    Note payable to an individual and his pension plan with interest
    at 12%, payable quarterly, principal due in May 2000.               300,000

    Other notes payable, various terms.                       6,000
                                                            503,000
    Less current portion.                                   (25,000)

                                                           $478,000

    In March 1996, the Company signed a $250,000 promissory note. The interest rate on the note was at prime plus 2% points. On October 1, 1996, this note was converted to 250,000 shares of preferred stock (see Note 11).

    As of September 30, 1997, debt payments over the next five years are as follows:

          1998                                           $25,000
          1999                                            27,000
          2000                                           326,000
          2001                                            29,000
          2002                                            31,000
          Thereafter                                      65,000

                                                        $503,000

6.  Commitments and Contingencies:

    The Company's office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. The Company paid no material amounts as a result of these provisions. Property and equipment at September 30, 1997 includes equipment under capital leases of approximately $427,000, less accumulated depreciation of approximately $160,000. Depreciation of leased equipment is included in depreciation and amortization expense.

    Following is a summary of operating lease activities:

                                             Operating
                                             Leases
                                             1997

    Minimum rentals                         $1,252,000
    Less sublease rentals                     (351,000)

    Net rent expense                        $  901,000

    As of September 30, 1997, future minimum rental commitments required under Good Times and Drive Thru capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

                                              Capital           Operating
                                              Leases            Leases

            1998                              $141,000          $1,167,000
            1999                                72,000           1,157,000
            2000                                   -             1,169,000
            2001                                   -             1,045,000
            2002                                   -             1,000,000
            Thereafter                             -             7,217,000
                                               213,000          12,755,000
            Less sublease rentals                  -            (3,575,000)

                                               213,000          $9,180,000
Less amount representing interest              (23,000)

Present value of net minimum
         lease payments                       $190,000

   The Company remains contingently liable on several leases of restaurants that were previously sold, which have been included in the future minimum rental commitment schedule above. The Company is also a guarantor on a RTC mortgage payable of approximately $725,000 and a Small Business Administration loan to a franchisee for approximately $377,000.

   The Company is currently in default on a capital lease covenant requiring it to maintain a minimum net worth of $3,500,000. The Company expects to obtain a waiver for this default and has therefore, classified $51,000 due after September 30, 1998 on the lease as long-term.

   The Company is subject to litigation in the normal course of business. The litigation is not expected to have a material impact to the Company.

7. Franchise and Area Development Agreements:

   The Company has two area development agreements which give the rights to franchise an additional two Drive Thru restaurants in Colorado and two in Boise, Idaho. Under the area development agreements, the Company generally has the right to build restaurants within the specified geographical areas.


8. Managed Limited Partnerships:

   Drive Thru is the general partner of certain limited partnerships that were formed to develop Drive Thru restaurants. Limited partner contributions have been used to construct new restaurants. Drive Thru, as a general partner, generally receives an allocation of 50% of the profit and losses and a fee for its management services. The limited partners' equity has been recorded as a minority interest in the accompanying consolidated financial statements.


9. Income Taxes:

   Deferred tax assets (liabilities) are comprised of the following at September 30, 1997:

                                                       Long-Term
   Deferred assets (liabilities):
   Partnership basis difference                       $  650,000
   Net operating loss carryforward                     2,250,000
   Property and equipment basis differences           (1,606,000)
   Other accrued liability difference                     77,000
   Net deferred tax assets                             1,371,000
   Less valuation allowance*                          (1,371,000)

   Net deferred tax assets                            $    -
   ________________________
      * The valuation allowance increased by $192,000 during the year ended September 30, 1997.


   The Company has no taxable income under Federal and state tax laws. Therefore, no provision for income taxes was included. The Company has net operating loss carryforwards of approximately $6,030,000 for income tax purposes which expire from 2002 through 2011. The use of these losses may be restricted in the future due to changes in ownership.


10. Related Parties:

   The holder of the preferred stock has entered into a co-development agreement with the Company as well as a franchise agreement. The preferred stockholder and the Company have guaranteed a loan made to the co-development partnership in the amount of $200,000. Two of the Company's Board members are principals of the Company which is the holder of the preferred stock.


11. Stockholders' Equity:

   The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors. As of September 30, 1997,
   1,000,000 shares have been authorized as described below.

   On October 1, 1996, the Company closed the sale of $1 million of preferred stock, $250,000 of which was the conversion of a note payable. The remaining $750,000 of preferred stock was purchased in three equal installments of $250,000 on October 1,1996, January 1, 1997, and April 1, 1997. In connection with the sale, the Company paid stock issuance costs in the amount of $52,000. The preferred stock has a cumulative dividend rate of 8% and a liquidation preference of $.46875, plus all accrued but unpaid dividends. The dividend may be paid out, at the option of the holder, in cash or common stock. If paid in stock, the value of the stock will be determined based on 75% of the average of the last 14 days trading prices but not less than $.46875 per share. 500,000 of the shares are convertible to common stock on October 1, 1997, 750,000 shares are convertible on January 1, 1998, and the full 1,000,000 shares are convertible on April 1, 1998. The conversion prices range from $.46875 to $.56875 through April 30, 1999. In December 1997, the Board of Directors extended the existing conversion rate of $.46875 for six months. The conversion price approximated market price on the date the terms of the sale were agreed to. Any shares that have not been converted as of May 1, 1999, are convertible at the greater of the dividend conversion rate described above at the time of conversion or $.46875. The preferred shareholders also have the right of participation on additional security issuances, except for a straight debt issuance, with no equity feature, and have certain registration rights. The preferred shareholders can also appoint two Board members, and one member of the compensation committee. Among other restrictions and requirements, the preferred stock agreement requires the Company to restrict future long-term borrowings based on percentage of earnings and requires the Company to spend $1,000,000 for the development of new restaurants before December 31, 1997 unless the board of directors unanimously directs otherwise.


12.   Stock-Based Compensation:

   The Company has an incentive stock option plan (the ISO) and a non-statutory stock option plan (the NSO) whereby 750,000 shares and 300,000 shares, respectively, are reserved for issuance. As of September 30, 1997, options for the purchase of 359,500 and 105,602 shares of common stock are outstanding under these plans, respectively, and no options have been exercised.

   The following is a summary of activity under these stock option plans for the years ended September 30, 1997 and 1996.

   Incentive Stock Options - Activity for incentive stock options is summarized below.

                             1996                     1997

                                          Weighted               Weighted
                                          Average                Average
                               Number     Exercise   Number      Exercise
                               Of Shares  Price      of Shares   Price

Outstanding, beginning of year  527,590   $2.38      371,300     $2.28

  Canceled                     (212,590)   2.34     (373,300)     2.25
  Granted                        56,300    1.25      361,500      0.50

Outstanding, end of year        371,300    2.26      359,500      0.50


For all options granted during 1996 and 1997, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. At September 30, 1997, options for 315,250 shares were exercisable. An additional 9,900 will be exercisable on September 30, 1998, 14,550 will be exercisable on September 30, 1999, and the remaining 19,800 will be exercisable on September 30, 2000. All the outstanding options at September 30, 1997 had an exercise price of $.50. If not previously exercised, options outstanding at September 30, 1997 will expire on October 1, 2007.

Non-Qualified Stock Options - The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 1996 and 1997:

                                            1996                   1997

                                              Weighted                 Weighted
                                              Average                  Average
                                    Number    Exercise     Number      Exercise
                                    Of Shares  Price       of Shares   Price

Outstanding, beginning of year      140,602    $2.19        105,602    $2.34

  Granted                               -         -            -          -
  Canceled                          (35,000)    1.75           -          -
  Exercised                             -         -            -          -

Outstanding, end of year            105,602     2.34        105,602     2.34



All outstanding non-qualified options were exercisable at September 30, 1997. If not previously exercised, non-qualified options outstanding at September 30, 1997 will expire as follows:

                                                   Weighted
                                                   Average
                                       Number      Exercise
Year Ending September 30,              of Shares   Price

         1998                          45,606      $3.12
         1999                          59,996       1.75

         Total                         105,602


Stock Purchase Warrants - The Company has granted warrants which are summarized as follows for the years ended September 30, 1996 and 1997:

                                            1996                  1997

                                                Weighted             Weighted
                                                Average               Average
                                     Number     Exercise   Number     Exercise
                                     Of Shares  Price      of Shares  Price

Outstanding, beginning of year       3,448,548  $1.85      3,448,548  $1.85
    Granted                               -        -       2,683,013   2.00
    Repriced                              -        -      (2,683,013)  2.90
    Expired                               -        -        (593,185)  3.04

Outstanding, end of year             3,448,548  $1.85      2,855,363  $1.97


All outstanding warrants were exercisable at September 30, 1997. If not previously exercised, warrants outstanding at September 30, 1997 will expire as follows:

                                                 Weighted
                                                  Average
                                       Number    Exercise
Year Ending September 30,              of Shares   Price

         1998                           122,350    $1.35
         1999                         2,683,013     2.00
         2000                            50,000     1.40
         Total                        2,855,363



The above tables do not include 209,000 warrants which are issuable upon the exercise of certain warrants.

    Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                      Year Ended September 30,
                                     1996                1997
  Net loss applicable to
    common stockholders:
     As reported                   $2,021,000         $1,166,000
     Pro forma                      2,075,000          1,278,000
  Net loss per common share:
     As reported                        $(.31)             $(.18)
     Pro forma                           (.32)              (.20)

    The fair value of each employee option granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  Year Ended December 31,
                                                    1996           1997

    Expected volatility                             134%           130%
  Risk-free interest rate                           6.5%           6.5%
  Expected dividends                                -             -
  Expected terms (in years)                           3              3

  Subsequent to year-end, the Company issued 178,400 incentive stock options at a exercise price of $.50. These options expire in the year 2007. The Company also issued 70,000 non-statutory options at an exercise price of $.50 to the Company's directors, which expire in the year 2002.


13. Retirement Plan:

  The Company has implemented a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, using the Company's common stock in an amount equal to 25% of the employees contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company has accrued for contributions of $21,000 at September 30, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                              PART III

ITEMS 9-12.

     Incorporated herein by reference are Part III, Items 9 through 12 to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders to be held on February 12, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

Exhibit
Number    Description                                      Location

1.1       Underwriting Agreement between Registrant
          and Cohig & Associates, Inc. dated
          June 15, 1992                                   (6) - Exhibit 1.1

2.1       Acquisition Agreement between Registrant
          and RTC, as amended                             (6) - Exhibit 2.1

3.1       Articles of Incorporation of the Registrant     (1) - Exhibit 3.1

3.2       Amendment to Articles of Incorporation of
          the Registrant dated January 23, 1990           (2) - Exhibit 3.1

3.4       Restated Bylaws of Registrant dated
          June 10, 1996                                  (11) - Exhibit 3.4

3.5       Certificate of Amendment of Articles
          of Incorporation                               (11) - Exhibit 3.5

3.6       Restated Bylaws of Registrant dated
          November 7, 1997                                 *

4.1       Form of Warrant Certificate for the
          purchase of an aggregate of 920,000 shares
          of Registrant's Common Stock issued in
          1990 public offering                            (3) - Exhibit 4.2

4.2       Form of Underwriters' Warrant for the
          purchase of 80,000 shares issued in
          connection with 1990 public offering            (3) - Exhibit 1.4

4.3       Form of Underwriters' Warrant for the
          purchase of 69,000 units issued in
          connection with 1992 public offering            (6) - Exhibit 1.4

4.4       Form of Warrant Certificate for the
          purchase of an aggregate of 720,000
          shares of Registrant's common stock
          issued in 1992 public offering                  (6) - Exhibit 4.4

4.5       Amended and Restated Warrant Agreement          (6) - Exhibit 4.3

4.6       Form of Warrant Certificate to purchase
          an aggregate of 105,000 shares of
          Registrant's common stock issued in
          November 1991 Private Offering                  (5) - Exhibit 4.2

4.7       Form of registration rights agreement
          relating to 105,000 shares of the Registrant's
          common stock issuable upon exercise of warrants
          issued in November 1991 Private Offering        (5) - Exhibit 4.3

4.8       Form of Warrant Certificate for the purchase
          of an aggregate 50,000 shares of Registrant's
          Common Stock issued to limited partners of
          Good Times Limited Partnership I                (6) - Exhibit 4.14

4.9       1992 Incentive Stock Option Plan of
          Registrant, as amended                          (7) - Exhibit 4.20

4.10      1992 Non-Statutory Stock Option Plan of
          Registrant, as amended                          (7) - Exhibit 4.22

4.11      Form of warrant dated June 1, 1995 for the
          purchase of 50,000 shares of Registrant's
          Common Stock at an exercise price of
          $1.40 per share issued to Boulder
          Radiologists Inc., Defined Benefit Plan -
          Dubach, of indebtedness by Registrant to
          Dr. Kenneth Dubach                             (9) - Exhibit 4.15

4.16      First Amended and Restated Series B
          Warrant Agreement                             (11) - Exhibit 4.16

4.17      Third Amended and Restated Warrant
          Agreement                                     (11) - Exhibit 4.17

10.1      Form of Agreement of Limited Partnership
          of Good Times Limited Partnership I            (5) - Exhibit 10.16

10.2      Promissory Note made by Fast Restaurants,
          Inc. and Colfax & Krameria Inc. to
          Good Times in the principal amount
          of $280,000                                    (7) - Exhibit 10.49

10.3      Form of Promissory Note dated June 1, 1995
          by and between Good Times Restaurants Inc.
          and Boulder Radiologist Inc. Pension Plan
          FBO Dubach in the amount of $300,000
          due and payable on May 31, 2000                (9) - Exhibit 10.28

10.4      Lease by and between Sheridan Park 7
          Partners, a Colorado limited partnership,
          and Good Times Restaurants Inc. in
          consideration for the payment of rent
          for office space in the aggregate amount
          of $350,796, commencing April 1, 1993
          through April 1998                             (9) - Exhibit 10.29

10.5      Master Lease Agreement in the aggregate
          amount of $2,000,000 between Capital
          Associates International, Inc., as Lessor,
          and Good Times Drive Thru Inc. as Lessee       (9) - Exhibit 10.30

10.6      Employment Agreement agreed to September
          14, 1994 between Registrant and Boyd E.
          Hoback                                         (9) - Exhibit 10.32

10.7      Form of Promissory Note dated November 3, 1995
          by and between AT&T Commercial Finance
          Corporation, Boise Co-Development Limited
          Partnership, Good Times Drive Thru Inc. as
          general partner, and Good Times Restaurants
          Inc. as guarantor in the amount of
          $254,625                                       (9) - Exhibit 10.34

10.8      Form of Promissory Note dated November 3, 1995
          by and between AT&T Commercial Finance
          Corporation, Boise Co-Development Limited
          Partnership, Good Times Drive Thru Inc. as
          general partner, and Good Times Restaurants
          Inc. as guarantor in the amount of
          $104,055                                       (9) - Exhibit 10.35

10.9      Series A Convertible Preferred Stock Purchase
          Agreement dated as of May 31, 1996 by and
          among Good Times Restaurants Inc. and
          The Bailey Company                            (11) - Exhibit 10.13

10.10     First Amendment to Series A Convertible
          Preferred Stock Purchase Agreement
          effective as of May 31, 1996 by and between
          Good Times Restaurants Inc. and The
          Bailey Company                                (11) - Exhibit 10.14

10.11     Registration Rights Agreement dated
          May 31, 1996 regarding registration
          rights of the common stock issuable
          upon conversion of the Series A
          Convertible Preferred Stock                   (11) - Exhibit 10.15

10.12     Employment Agreement dated May 3, 1996
          between Registrant and Boyd E. Hoback         (11) - Exhibit 10.17

10.13     Amendment and Agreement Regarding
          Series A Convertible Preferred Stock
          by & between Good Times Restaurants Inc.
          and The Bailey Company dated December
          3, 1997, effective as of October 31, 1997      *

10.14     Indemnification by Dr. Kenneth Dubach to Good
          Times Drive Thru Inc. dated December 10, 1996
          with respect to the promissory note of
          the Boise Co-Development Limited
          Parntership dated November 3, 1995 in the
          original amount of $254,625 and the promissory
          note dated November 3, 1995 in the original
          amount of $104,055.                            *

10.15     Settlement Agreement between Good Times
          Restaurants Inc. and Round The Corner
          Restaurants, Inc. dated August 29, 1997        *

21.1      Subsidiaries of Registrant                     *

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

(10)Incorporated by reference from Registrant's Form 10-QSB for the quarter ended March 31, 1996.

    (b)  Current Reports on Form 8-K.
         None.

(11)Incorporated by reference from Registrant's Form 10-KSB for the fiscal year ended September 30, 1996.


  * Filed herewith.

                             SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    December 23, 1997      GOOD TIMES RESTAURANTS INC.


                                  By: /s/ Boyd E. Hoback, President
                                       Boyd E. Hoback, President

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                     TITLE                    DATE

/s/ Geoffrey R. Bailey
Geoffrey R. Bailey                Chairman            December 18, 1997

/s/ Dan W. James, II
Dan W. James II                   Director            December 23, 1997

/s/ Boyd E. Hoback
Boyd E. Hoback                    President, Chief    December 23, 1997
                                  Executive Officer
                                  and Director

/s/ David E. Bailey
David E. Bailey                   Director            December 18, 1997


/s/ Thomas P. McCarty
Thomas P. McCarty                 Director            December 22, 1997


/s/ Alan A. Teran
Alan A. Teran                     Director            December 19, 1997


/s/ Richard J. Stark
Richard J. Stark                  Director            December 23, 1997