Form 10QSB
period 1997-12-31
GOOD TIMES RESTAURANTS INC
filed 1998-02-20
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended:December 31, 1997 Commission File Number: 0-18590

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

[X] Yes  [ ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at December 31, 1997.

       6,520,186 SHARES OF COMMON STOCK, .001 PAR VALUE

Form 10-QSB
Quarter Ended December 31, 1997



                              INDEX

                                                          PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                          3
      December 31, 1997
      and September 30, 1997

     Consolidated Statements of Operations -                5
      For the three months ended December 31,
      1997 and 1996

     Consolidated Statement of Cash Flow -                  6
     For the three months ended December 31,
     1997 and 1996

     Notes to Financial Statements                          7

     ITEM 2.  Management's Discussion and Analysis          8


PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                     10

     Signature                                              11

            GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET

                               ASSETS

                                           December 31,  September 30,
                                               1997           1997
CURRENT ASSETS:
  Cash and cash equivalent                  $ 395,000     $ 408,000
  Receivables                                  26,000        81,000
  Inventories                                  71,000        51,000
  Prepaid expenses and other                   45,000        11,000
  Receivable from settlement of RTC Claims    110,000       300,000
  Notes receivable                             48,000        41,000
       Total current assets                   695,000       892,000

PROPERTY AND EQUIPMENT, at cost:
  Land and building                         2,606,000     2,561,000
  Leasehold improvements                    2,646,000     2,646,000
  Fixtures and equipment                    3,141,000     3,082,000
          8,393,000                         8,289,000
  Less accumulated depreciation
    and amortization                       (2,637,000)   (2,459,000)
          5,756,000                         5,830,000
OTHER ASSETS:
  Notes receivable                            407,000       414,000
  Deposits & other                             40,000        56,000
            447,000                           470,000
TOTAL ASSETS                               $6,898,000    $7,192,000


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt $ 26,000 $ 25,000 Current portion of capital
    lease obligations                         124,000       122,000
  Accounts payable                            456,000       465,000
  Accrued liabilities - Las Vegas              24,000        14,000
  Accrued liabilities - RTC                   101,000       125,000
  Accrued liabilities - other                 570,000       675,000
       Total current liabilities            1,301,000     1,426,000

LONG-TERM LIABILITIES:
  Debt                                        471,000       478,000
  Las Vegas accrued liabilities               149,000       166,000
  RTC accrued liabilities                     260,000       277,000
  Capital lease obligations,
      net of current portion                   36,000        68,000
  Deferred liabilities                        257,000       265,000
       Total long-term liabilities          1,173,000     1,254,000

MINORITY INTERESTS IN PARTNERSHIPS          1,579,000     1,619,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    1,000,000 shares of Series A Convertible
    Cumulative Preferred Stock issued and
    outstanding as of December 31, 1997
    and 1,000,000 issued and outstanding
    at September 30, 1997
    (liquidation preference of $513,750
    includes unpaid dividends of $45,000)      10,000        10,000

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET (Cont.)


                                           December 31,   September 30,
                                              1997            1997


  Common stock, $.001 par value;
    50,000,000 shares authorized,
    6,520,186 shares issued and
    outstanding as of December 31,
    1997 and 6,434,849 shares
    issued and outstanding as
    of September 30, 1997                       6,000         6,000

  Capital contributed in excess
    of par value                           11,836,000    11,822,000
  Accumulated deficit                      (9,007,000)   (8,945,000)
       Total stockholders' equity           2,845,000     2,893,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $6,898,000    $7,192,000



              GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended
                                              December 31,

                                               1997        1996

NET REVENUES:
  Restaurant sales, net                     $3,058,000   $2,770,000
  Franchise revenues, net                       49,000       22,000
    Total revenues                           3,107,000    2,792,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs                         1,078,000    1,042,000
  Labor, occupancy & other                   1,350,000    1,302,000
  Accretion of deferred rent                    10,000       12,000
  Depreciation & amortization                  165,000      149,000
    Total restaurant operating costs         2,603,000    2,505,000

INCOME FROM RESTAURANT OPERATIONS              504,000      287,000

OTHER OPERATING EXPENSES:
  Selling, general & administrative expenses   553,000      488,000
  Loss (Income) from operating RTC stores        7,000      (31,000)
    Total other operating costs                560,000      457,000

INCOME (LOSS) FROM OPERATIONS                  (56,000)    (170,000)

OTHER INCOME & (EXPENSES)
  Minority income (expense), net               (44,000)     (11,000)
  Interest, net                                (14,000)      (6,000)
  Other, net                                    52,000       18,000
    Total other income & (expenses)             (6,000)       1,000


NET INCOME (LOSS)                           $  (62,000)  $ (169,000)



PREFERRED STOCK DIVIDENDS IN ARREARS            20,000       10,000

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                       $  (82,000)  $ (179,000)



NET INCOME (LOSS) PER COMMON SHARE          $     (.01)  $     (.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   6,520,186    6,397,778

             GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Three Months Ended
                                                     December 31,
                                                  1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $ (62,000)   $(169,000)
    Depreciation and amortization                177,000      177,000

    Changes in operating assets & liabilities --
    (Increase) decrease in:
       Prepaids & receivables                     210,000      (43,000)
       Inventories                                (21,000)      (6,000)
       Other assets                                16,000       20,000
       Opening expenses                             1,000        -0-

    (Decrease) increase in:
       Accounts payable                            (9,000)     (19,000)
       Accrued interest                               -0-        -0-
       Accrued property taxes                       6,000       26,000
       Accrued payroll & P/R taxes                (13,000)       7,000
       Other accrued liabilities/
          deferred income                        (154,000)    (297,000)

         Net cash provided by (used in)
           operating activities                   151,000     (304,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale - FF&E, land,
    building and improvements                    (103,000)     370,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt incurred (paid)                            (37,000)    (622,000)
  Minority interest                               (40,000)     (32,000)
  Paid in capital activity                         15,000      500,000
    Net cash provided by (used in)
       financing activities                       (61,000)    (154,000)

INCREASE (DECREASE) IN CASH                     $ (13,000)   $ (88,000)

1.  FINANCIAL STATEMENTS:

    In the opinion of management, the accompanying consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1997, the results of its operations and its cash flow for the three months ended December 31, 1997. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

    The consolidated balance sheet as of September 30, 1997 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's form 10-KSB for the fiscal year ended September 30, 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY


General

    On September 30, 1995, the Company completed the sale of Round The
Corner Restaurants, Inc. ("RTC") to Hot Concepts Management Group, L.L.C. In October 1996, RTC filed for Chapter 11 bankruptcy. The Company has entered into a settlement agreement with RTC whereby RTC will pay the Company $300,000 in two installments for the settlement of all of the Company's claims against RTC. One installment has been received and the remaining payment is due February, 1998.

    Drive Thru had twenty-eight units open at December 31, 1997, of which eleven were franchised units, nine joint-venture units and eight company-owned units compared to twenty-four units open at December 31, 1996, of which ten were franchised units, seven joint-venture units and seven company-owned units. Management anticipates that Drive Thru and its existing franchisees will develop a total of four to seven Good Times units in the Denver ADI in 1998.

    The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company and Drive Thru for the three months ended December 31, 1996 and the results of the Company and Drive Thru for the three months ended December 31, 1997.

Results of Operations

    Net Revenues. Net revenues for the three months ended December 31, 1997, increased $315,000 (+11.3%) to $3,107,000 from $2,792,000 for the same prior year period. Increased net revenues of $330,000 were attributable to Good Times units that were not open for the prior year period and decreased net revenues of $69,000 were attributable to one joint-venture unit that was sold to a franchisee in November, 1996. Same store net restaurant sales for company-owned and joint-venture Drive Thru units increased $27,000 (+1%) for the three months ended December 31, 1997 from the same prior year period. Management estimates that it lost approximately $80,000 in net restaurant sales from the October blizzard due to most of its restaurants being closed. Factoring out the effects of the blizzard, same store net restaurant sales would have increased 4% in the quarter ended December 31, 1997 over the same prior year period. Same store net restaurant sales variances from the prior year for October, November and December, 1997 were -2.2%, -0.5% and +6.3%, respectively. Franchise revenue increased $27,000 for the three months ended December 31, 1997 due to an increase in franchise royalty income over the same prior year period as well as the recognition of $18,000 of deferred royalties associated with the sale of a company-owned unit in 1996.

    Food and Paper Costs. Food and paper costs were 35.3% of net restaurant sales for Drive Thru for the three months ended December 31, 1997, compared to 37.6% for the same prior year period. The decrease in Drive Thru's food and paper costs is primarily attributable to menu price increases taken during the last eight months of the fiscal year ended September 30, 1997, with less than proportionate increases in food and paper costs.

    Income From Restaurant Operations. For the three months ended December 31, 1997 income from restaurant operations increased to $504,000 from $287,000 for the same prior year period. $29,000 of the increase was due to a one-time property tax expense reversal. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 16.5% for the three months ended December 31, 1997 from 10.4% for the three months ended December 31, 1996.

    Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 21.9% of net restaurant sales for the three months ended December 31, 1997 from 15.7% for the same prior year period.

    The improvement in both income and cash flow from restaurants as a percentage of net restaurant sales is a direct result of 1) management's focus on improving restaurant labor efficiencies and restaurant expenses; 2) a reduction in food and paper costs as a percentage of net restaurant sales due to menu price increases; and 3) an increase in same store net restaurant sales, which causes restaurant expenses to decrease as a percentage of net restaurant sales.

    Income (Losses) From Operations. The Company had a loss from operations of ($56,000) for the three months ended December 31, 1997 compared to a loss from operations of ($170,000) for the three months ended December 31, 1996. The improvement in income from operations of $114,000 is primarily attributable to an increase in income from restaurant operations of $217,000, offset by an increase in advertising expenses of $50,000, an increase in general and administrative expenses of $15,000 and an increase in the loss from operating RTC stores of $38,000 compared to the same prior year period. The increase in advertising expenses is attributable to a television advertising campaign launched in September, 1997. The general and administrative expense increase was due to a timing difference in expensing the Company's annual audit costs. Management anticipates minimal future losses associated with operating RTC stores as negotiations are underway for sublease agreements or lease terminations on the two remaining stores within the Company's control.

    Net Income (Loss). The net loss for the Company was ($62,000) for the three months ended December 31, 1997 compared to a net loss for the Company of ($169,000) for the comparable prior year period. Minority interest expense increased $33,000 in the three months ended December 31, 1997 from the same prior year period. This was attributable to the sale of the Boise, Idaho joint-venture unit in November, 1996 and to the improved income from restaurant operations of the Colorado joint-venture units compared to the same prior year period. Net interest expense increased $8,000 for the three months ended December 31, 1997 from the same prior year period, attributable to a reduction in interest income of ($9,000). Other net income for the three months ended December 31, 1997 includes a gain of $52,000 related to the sale of a long-term land investment held by the Company.

Liquidity and Capital Resources

    As of December 31, 1997, the Company and Drive Thru had $395,000 cash and cash equivalents on hand. Management anticipates entering into a short-term working capital loan during its second fiscal quarter to cover the Company's working capital needs for the balance of the 1998 fiscal year. Additional sources of financing will be required to fund the development of additional company-owned restaurants.

    The Company had a working capital deficit of ($606,000) including $124,000 of current maturities of capital lease obligations, $26,000 in current maturities of long-term debt and $125,000 of accrued lease expenses
associated with the RTC and Las Vegas lease liabilities.   Because restaurant
sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits.

    Cash flow from operating activities for the three months ended December 31, 1997 includes the receipt of $190,000 from RTC as the first installment for the settlement of all of the Company's claims against RTC, and $80,000 in proceeds received from the sale of a long-term land investment previously held by the Company.



    Cash flow from investing activities for the three months ended December 31, 1997 includes net costs of $94,000 incurred to remodel and add inside seating to a previously closed company-owned store. The remodeled store reopened in November, 1997.

    Cash flow from financing activities for the three months ended December 31, 1997 includes the issuance of $15,000 of stock to employees pursuant to the Company's 401(K) Savings & Investment Plan matching program.

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

  (a)  No exhibits.
  (b)  No reports on Form 8-K.

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