Form 10QSB
period 1998-03-31
GOOD TIMES RESTAURANTS INC
filed 1998-05-01
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended:March 31, 1998 Commission File Number: 0-18590

                   GOOD TIMES RESTAURANTS INC.
      (Exact name of registrant as specified in its charter)

                             NEVADA
(State or other jurisdiction of incorporation or organization)

                           84-1133368
(I.R.S. Employer Identification No.)

         601 CORPORATE CIRCLE, GOLDEN, CO 80401
(Address of principal executive offices)               (Zip Code)

                         (303) 384-1400
       (Registrant's telephone number, including area code)


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

[X] Yes  [ ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at March
31, 1998.

    1,312,705    SHARES OF COMMON STOCK, .001 PAR VALUE

Form 10-QSB
Quarter Ended March 31, 1998



                              INDEX

                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                               3
     March 31, 1998 and September 30, 1997

     Consolidated Statements of Operations -                     5
     For the three months ended March 31,
     1998 and 1997 and for the six months ended
     March 31, 1998 and 1997

     Consolidated Statements of Cash Flow -                      6
     For the three months ended March 31,
     1998 and 1997 and for the six months
     ended March 31, 1998 and 1997

     Notes to Financial Statements                               7

     ITEM 2.  Management's Discussion and Analysis               8

PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                         12

     Signature                                                  14

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                                March 31,    September 30,
                                                  1998           1997
CURRENT ASSETS:
  Cash and cash equivalent                     $ 430,000      $ 408,000
  Receivables                                     34,000         81,000
  Inventories                                     55,000         51,000
  Prepaid expenses and other                      95,000         11,000
  Receivable from settlement of RTC Claims             0        300,000
  Notes receivable                                57,000         41,000
       Total current assets                      671,000        892,000

PROPERTY AND EQUIPMENT, at cost:
  Land and building                            2,607,000      2,561,000
  Leasehold improvements                       2,648,000      2,646,000
  Fixtures and equipment                       3,176,000      3,082,000
          8,431,000                            8,289,000
  Less accumulated depreciation
    and amortization                          (2,818,000)    (2,459,000)
                                               5,613,000      5,830,000
OTHER ASSETS:
  Notes receivable                               397,000        414,000
  Deposits & other                                21,000         56,000
            418,000                              470,000
TOTAL ASSETS                                  $6,702,000     $7,192,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt        $   26,000      $  25,000
  Short-term debt                                100,000              0
  Current portion of capital
    lease obligations                            124,000        122,000
  Accounts payable                               430,000        465,000
  Accrued liabilities - Las Vegas                 22,000         14,000
  Accrued liabilities - RTC                      170,000        125,000
  Accrued liabilities - other                    622,000        675,000
       Total current liabilities               1,494,000      1,426,000

LONG-TERM LIABILITIES:
  Debt                                           465,000        478,000
  Las Vegas accrued liabilities                  144,000        166,000
  RTC accrued liabilities                        193,000        277,000
  Capital lease obligations,
      net of current portion                       4,000         68,000
  Deferred liabilities                           268,000        265,000
       Total long-term liabilities             1,074,000      1,254,000

MINORITY INTERESTS IN PARTNERSHIPS             1,541,000      1,619,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    1,000,000 shares of Series A Convertible
    Cumulative Preferred Stock issued and
    outstanding as of March 31, 1998
    and 1,000,000 issued and outstanding
    at September 30, 1997
    (liquidation preference of $513,750
    includes unpaid dividends of $45,000)         10,000         10,000

          GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (Cont.)


                                                March 31,   September 30,
                                                   1998         1997


  Common stock, $.001 par value;
    50,000,000 shares authorized,
    1,312,705 shares issued and
    outstanding as of March 31,
    1998 and 1,286,970 shares
    issued and outstanding as
    of September 30, 1997                          6,000          6,000

  Capital contributed in excess
    of par value                              11,836,000     11,822,000
  Accumulated deficit                         (9,259,000)    (8,945,000)
       Total stockholders' equity              2,593,000      2,893,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $6,702,000     $7,192,000

                        GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended      Six Months Ended
                                                       March 31,              March 31,
                                                  1998       1997         1998        1997
NET REVENUES:
  Restaurant sales, net                        $2,982,000 $2,448,000  $6,040,000   $5,218,000
  Franchise net revenues                           32,000     39,000      80,000       61,000
    Total revenues                              3,014,000  2,487,000   6,120,000    5,279,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs                            1,073,000    917,000   2,151,000    1,959,000
  Labor, occupancy & other                      1,346,000  1,210,000   2,695,000    2,512,000
  Accretion of deferred rent                       10,000     12,000      20,000       24,000
  Depreciation & amortization                     169,000    137,000     334,000      286,000
    Total restaurant operating costs            2,598,000  2,276,000   5,200,000    4,781,000

INCOME FROM RESTAURANT OPERATIONS                 416,000    211,000     920,000      498,000

OTHER OPERATING EXPENSES:
  Selling, general & administrative expenses      558,000    483,000   1,110,000      971,000
  Loss (income) from operating RTC stores           6,000     42,000      12,000       11,000
    Total other operating expenses                564,000    525,000   1,122,000      988,000

INCOME (LOSS) FROM OPERATIONS                    (148,000)  (314,000)   (202,000)    (484,000)

OTHER INCOME & (EXPENSES)
  Minority income (expense), net                  (36,000)    (7,000)    (81,000)     (18,000)
  Interest, net                                   (15,000)    (8,000)    (30,000)     (14,000)
  Loss from RTC & Las Vegas lease liabilities     (55,000)  (313,000)    (55,000)    (313,000)
  Other, net                                                   1,000       2,000       53,000    20,000
    Total other income & (expenses)              (105,000)  (326,000)   (113,000)    (325,000)

NET INCOME (LOSS)                               ($253,000) ($640,000)  ($315,000)   ($809,000)

PREFERRED STOCK DIVIDENDS IN ARREARS               20,000     15,000      45,000       25,000

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                            (273,000)  (655,000)   (360,000)    (834,000)

NET INCOME (LOSS) PER COMMON SHARE                  ($.21)    ($0.51)      ($.28)      ($0.65)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      1,306,912  1,279,556   1,301,300    1,279,556

                           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended       Six Months Ended
                                                        March 31,                March 31,
                                                    1998        1997        1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              ($253,000)  ($640,000)  ($315,000)   ($809,000)
    Depreciation and amortization                  182,000     158,000     360,000      335,000
    Changes in operating assets & liabilities--
    (Increase) decrease in:
       Prepaids & receivables                       51,000     (88,000)    262,000     (131,000)
       Inventories                                  17,000           0      (4,000)      (6,000)
       Other assets                                 19,000       2,000      35,000       22,000
       Opening expenses                                  0      (3,000)          0       (3,000)

    (Decrease) increase in:
       Accounts payable                            (26,000)     33,000     (36,000)      14,000
       Accrued interest                                  0           0           0            0
       Accrued property taxes                       33,000      16,000      39,000       42,000
       Accrued payroll & P/R taxes                   2,000       8,000     (10,000)      15,000
       Other accrued liabilities/deferred income    24,000    (253,000)   (130,000)     (44,000)

       Net cash provided by (used in)
          operating activity                        49,000    (261,000)    201,000     (565,000)

    CASH FLOWS FROM INVESTING ACTIVITIES:
       (Purchase) sale - FF&E, land, building
          & improvements                           (39,000)    (86,000)   (142,000)     284,000

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt incurred (paid)                         63,000     (27,000)     26,000     (649,000)
       Minority interest                           (38,000)     (9,000)    (78,000)     (41,000)
       Paid in capital activity                          0     289,000      15,000      789,000

          Net cash provided by (used in)            25,000     253,000     (37,000)      99,000
             financing activities

  INCREASE (DECREASE) IN CASH                    $  35,000   ($ 94,000)  $  22,000   ($ 182,000)

1.  UNAUDITED FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, the results of its operations and its cash flow for the three month period ended March 31, 1998 and for the six month period ended March 31, 1998. Operating results for the three month period ended March 31, 1998 and for the six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

         The consolidated balance sheet as of September 30, 1997 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 1997.

2.  REVERSE STOCK SPLIT:

         On February 12, 1998, the shareholders approved a one-for-five reverse stock split of the Company's Common Stock. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

General

  On September 30, 1995, the Company completed the sale of Round The
Corner Restaurants, Inc. ("RTC") to Hot Concepts Management Group, L.L.C. In October 1996, RTC filed for Chapter 11 bankruptcy. The Company entered into a settlement agreement with RTC whereby RTC would pay the Company $300,000 in two installments for the settlement of all of the Company's claims against RTC. Both installments have been received as of March 31, 1998.

  Effective February 24, 1998, the Company's Board of Directors approved a Shareholder Rights Plan for the purpose of impeding any possible effort which might be made to acquire the Company on terms that are inconsistent with its underlying value and which would not therefore be in the best interests of the shareholders. A copy of the Shareholder Rights Plan and Shareholder Letter are attached hereto as Exhibits 4.1 and 4.2, respectively.

  Drive Thru had twenty-seven units open at March 31, 1998, of which eleven were franchised units, nine joint-venture units and seven company-owned units compared to twenty-five units open at March 31, 1997, of which eleven were franchised units, seven joint-venture units and seven company-owned units.

  During the three months ended March 31, 1998, one company-owned unit was closed and moved to temporary storage due to the condemnation of the property on which it was located. The Company is currently negotiating with the condemning authority to recover condemnation proceeds which is anticipated to offset the costs incurred to move the building and equipment as well as the cost of all abandoned site improvements. The building and equipment will be moved to a new location as soon as a suitable site is found.

  Management anticipates that Drive Thru and its existing franchisees will develop a total of four Good Times units in the Denver ADI in 1998.

  The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company and Drive Thru for the three months and six months ended March 31, 1997 and the results of the Company and Drive Thru for the three months and six months ended March 31, 1998.

Results of Operations

  Net Revenues. Net restaurant sales for the three months ended March 31, 1998 increased $534,000 (21.8%) to $2,982,000 from $2,448,000 for the same prior year period. Increased net restaurant sales of $419,000 were attributable to three Drive Thru units that were not open for the same prior year period. Decreased net restaurant sales of $49,000 were attributable to one company-owned unit that was closed in March 1998. Same store net restaurant sales for company-owned and joint-venture units increased $164,000 or 7.1% for the three months ended March 31, 1998 from the same prior year period. Franchise revenue decreased $7,000 for the three months ended March 31, 1998 due to a decrease in franchise fee income from the same prior year period.

  Net restaurant sales for the six months ended March 31, 1998 increased $822,000 (15.8%) to $6,040,000 from $5,218,000 for the same prior year period.
Increased net restaurant sales of $749,000 were attributable to three Drive Thru units that were not open for the same prior year period. Decreased net restaurant sales of $142,000 were attributable to one joint-venture unit that was sold to a franchisee in November 1996 and one company-owned unit that was closed in March 1998. Same store net restaurant sales for company-owned and joint-venture units increased $215,000 or 4.4% for the six months ended March 31, 1998 from the same prior year period. Franchise revenue increased $19,000 during the six months ended March 31, 1998 from the same prior year period due to higher franchise royalty fees and lower franchise expenses.

  Food and Paper Costs. Food and paper costs decreased to 35.9% of net restaurant sales for the three months ended March 31, 1998, compared to 37.5% for the same prior year period. The decrease in Drive Thru's food and paper costs is primarily attributable to menu price increases taken during the last eight months of the fiscal year ended September 30, 1997, with less than proportionate increases in food and paper costs.

  Food and paper costs decreased to 35.6% of net restaurant sales for the six months ended March 31, 1998 compared to 37.6% for the same prior year period.

  Income From Restaurant Operations. For the three months ended March 31, 1998, income from restaurant operations increased to $416,000 from $211,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 13.9% for the three months ended March 31, 1998 from 8.6% for the same prior year period.

  Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 19.6% of net restaurant sales for the three months ended March 31, 1998 from 14.2% for the same prior year period.

  For the six months ended March 31, 1998, income from restaurant operations increased to $920,000 from $498,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 15.2% for the six months ended March 31, 1998 from 9.5% for the same prior year period.

  Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 20.7% of net restaurant sales for the six months ended March 31, 1998 from 15% for the same prior year period.

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

  Income (Losses) From Operations. The Company had a loss from operations of ($148,000) in the three months ended March 31, 1998 compared to a loss from operations of ($314,000) for the three months ended March 31, 1997. The improvement in income from operations of $166,000 is primarily attributable to an increase in income from restaurant operations of $205,000, offset by an increase in advertising expenses of $59,000, an increase in general and administrative expenses of $16,000 and a decrease in the loss from operating RTC stores of $36,000 compared to the same prior year period. The increase in advertising expenses is attributable to a television advertising campaign launched in September, 1997. The general and administrative expense increase was due to costs incurred for a proxy statement related to the one-for-five reverse stock split and annual shareholder meeting held on February 12, 1998.


  For the six months ended March 31, 1998, losses from operations decreased to ($202,000) from ($484,000) in the same prior year period. The improvement in income from operations of $282,000 for the six months ended March 31, 1998 is primarily attributable to an increase in income from restaurant operations of $422,000 offset by an increase in selling, general and administrative expenses of $139,000 compared to the same prior year period, primarily attributable to costs incurred for the television advertising campaign.

  Net Income (Loss). The net loss for the Company was ($253,000) for the three months ended March 31, 1998 compared to a net loss for the Company of
($640,000) for the comparable prior year period.   Minority interest expense
increased $29,000 in the three months ended March 31, 1998 from the same prior year period. This increase was attributable to the improved income from restaurant operations from the Colorado joint-venture units compared to the same prior year period. Net interest expense increased $7,000 for the three months ended March 31, 1998 from the same prior year period. The loss from RTC and Las Vegas lease liabilities decreased $258,000 for the three months ended March 31, 1998 compared to the same prior year period. During the three months ended March 31, 1998 there was a loss of ($55,000) due to an increase in the reserve for future lease liabilities from one RTC restaurant, which the Company is currently marketing for sublease. During the three months ended March 31, 1997, a loss of ($313,000) was due to future lease liabilities under two leases in Las Vegas, Nevada.

  For the six months ended March 31, 1998, the net loss for the Company was ($315,000) compared to a net loss for the Company of ($809,000) from the
same prior year period.   Minority interest expense increased $63,000 in the
six months ended March 31, 1998 from the same prior year period. Other income for the six months ended March 31, 1998 increased $33,000 from the same prior year period. Included in other income for the six months ended March 31, 1998 is a gain of $53,000 related to the sale of a long-term land investment held by the Company.

Liquidity and Capital Resources

  As of March 31, 1998, the Company and Drive Thru had $430,000 cash and cash equivalents on hand. The Company entered into a $100,000 short-term working capital loan during the three months ended March 31, 1998 to cover the Company's working capital needs for the balance of the 1998 fiscal year. The $100,000 working capital loan matures on June 1, 1998. Management is actively negotiating the sale of one existing Drive Thru restaurant to a franchisee, the proceeds of which will be used for increasing the Company's working capital reserves and for the development of new restaurants. New sources of financing will be required to augment these proceeds for the development of additional company-owned restaurants.

  The Company had a working capital deficit of ($823,000) including
$124,000 of current maturities of capital lease obligations, $100,000 in current debt, $26,000 in current maturities of long-term debt and $192,000 of accrued lease expenses associated with the RTC and Las Vegas lease
liabilities.   Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits.

  Cash flow from operating activities for the three months ended March 31, 1998 includes the receipt of $110,000 from RTC as the last installment for the settlement of all of the Company's claims against RTC.

  Cash flow from investing activities for the three months ended March 31, 1998 includes final costs of $28,000 incurred to remodel and add inside seating to a previously closed company-owned store. The remodeled store reopened in November, 1997.

  Cash flow from financing activities for the three months ended March 31, 1998 includes proceeds of $100,000 from a short-term working capital loan agreement entered into by the Company in February 1998.

  For the six months ended March 31, 1998, cash increased $22,000. Cash provided by operations was $201,000, cash used in investing activities was $142,000, and cash used in financing activities was $37,000.

  Cash flow from operating activities for the six months ended March 31, 1998 includes $300,000 received from RTC for the settlement of all of the Company's claims against RTC.

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

              GOOD TIMES RESTAURANTS INC. & SUBSIDIARIES


Part II. -  Other Information

Item 1.  -  Legal Proceedings

    O'Brien v. Harkins and Good Times Drive Thru Inc.  On September 11,
1997, Amy Colleen O'Brien ("O'Brien") filed a complaint in the Colorado District Court for Jefferson County alleging that she, as a former employee of Drive Thru in 1995, was physically assaulted by co-defendant Richard Everett Harkins, a former Drive Thru employee, and that Drive Thru was responsible for any resulting injuries because of its alleged negligent hiring and supervision of Harkins. It is Drive Thru's position that the exclusive remedy for O'Brien's claims are those remedies available pursuant to the Colorado Worker's Compensation Act with respect to which the Company has insurance. Accordingly, the Company requested that its applicable worker's compensation insurance carrier concede coverage and provide a defense to this action. During the period for which this report is filed, the insurance carrier acknowledged its agreement with Drive Thru's position that the exclusive remedy for O'Brien's claims are those remedies available pursuant to the Colorado Worker's Compensation Act, but denied that the Company is entitled to either coverage or a defense to this action. Accordingly, the Company has filed a declaratory judgment action against the insurance carrier requesting a determination that the Company is entitled to coverage in a defense to this action. Irrespective of such determination, the Company intends to vigorously defend all claims brought by O'Brien against the Company.


Item 2.  -  Changes in Securities

    On February 12, 1998, the date of the Company's annual shareholder's meeting, a one-for-five reverse split was approved. The reverse split was necessary to meet the revised listing requirements for continued listing on the NASDAQ stock exchange.

Item 3.  -  Defaults Upon Senior Securities

         None.

Item 4.  -  Submission of Matters to a Vote of Security Holders

    On February 12, 1998, a one-for-five reverse split of the Company's
Common Stock was approved at its Annual Shareholders Meeting. The Board of Directors of the Company believed it was advisable and in the best interests of the Company to reverse split the Company's issued and outstanding shares of common stock on the basis of one share for each five shares of issued and outstanding or held as treasury stock (the "Reverse Split"). The purpose of the Reverse Split was to meet the new Nasdaq requirement of maintaining a minimum bid price of $1.00 per share in order to continue as a trading company on The Nasdaq SmallCap Market System. Results of this matter are as follows:

         FOR         AGAINST   ABSTAIN   NOT VOTED

         7,715,292   194,429   32,021    2,687

    The election of directors of the Company was also voted upon at the Annual Shareholders Meeting. The results of this matter are as follows:

                           FOR         WITHHOLD

    GEOFFREY R. BAILEY     7,769,040   175,389
    DAN W. JAMES, II       7,777,540   166,889
    BOYD E. HOBACK         7,741,679   202,750
    RICHARD J. STARK       7,776,340   168,089
    THOMAS P. MCCARTY      7,775,129   169,300
    ALAN A. TERAN          7,772,329   172,100
    DAVID E. BAILEY        7,771,540   172,889


Item 5.  -  Other Information

         None.

Item 6.  -  Exhibits and Reports on Form 8-K

    (a)  Exhibit 4.1:  Shareholder Rights Plan dated February 24, 1998.
    (b)  Exhibit 4.2:  Letter to Shareholders dated April 30, 1998 regarding Shareholder Rights Plan.
    (c)  No reports on Form 8-K.

                               SIGNATURE



Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GOOD TIMES RESTAURANTS INC.



DATE: April 29, 1998            BY: /s/ Boyd E. Hoback, President
                                        and Chief Executive Officer
                                    Boyd E. Hoback, President
                                      and Chief Executive Officer


                                BY: /s/ Susan Knutson, Controller
                                   Susan Knutson, Controller