Form 10QSB
period 1998-06-30
GOOD TIMES RESTAURANTS INC
filed 1998-08-06
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended:  June 30, 1998  Commission File Number: 0-18590


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

[X] Yes  [ ] No



              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at June 30, 1998.

       1,321,252 SHARES OF COMMON STOCK, .001 PAR VALUE


Form 10-QSB
Quarter Ended June 30, 1998



                              INDEX

                                                       PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                          3
     June 30, 1998 and September 30, 1997

     Consolidated Statements of Operations -                5
     For the three months ended June 30,
     1998 and 1997 and for the nine months ended
     June 30, 1998 and 1997

     Consolidated Statements of Cash Flow -                 6
     For the three months ended June 30,
     1998 and 1997 and for the nine months
     ended June 30, 1998 and 1997

     Notes to Financial Statements                          7

     ITEM 2.  Management's Discussion and Analysis          8

PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                     11

     Signature                                              12

           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                                June 30,    September 30,
                                                  1998          1997
CURRENT ASSETS:
  Cash and cash equivalent                     $ 283,000      $ 408,000
  Receivables                                     61,000         81,000
  Inventories                                     49,000         51,000
  Prepaid expenses and other                      96,000         11,000
  Receivable from settlement of RTC Claims             0        300,000
  Notes receivable                                66,000         41,000
       Total current assets                      555,000        892,000

PROPERTY AND EQUIPMENT, at cost:
  Land and building                            2,630,000      2,561,000
  Leasehold improvements                       2,636,000      2,646,000
  Fixtures and equipment                       3,128,000      3,082,000
                                               8,394,000      8,289,000
  Less accumulated depreciation
    and amortization                          (2,935,000)    (2,459,000)
                                               5,459,000      5,830,000
OTHER ASSETS:
  Notes receivable                               388,000        414,000
  Deposits & other                                27,000         56,000
                                                 415,000        470,000
TOTAL ASSETS                                  $6,429,000     $7,192,000

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt        $   28,000      $  25,000
  Short-term debt                                      0              0
  Current portion of capital
    lease obligations                             98,000        122,000
  Accounts payable                               430,000        465,000
  Accrued liabilities - Las Vegas                 22,000         14,000
  Accrued liabilities - RTC                      155,000        125,000
  Accrued liabilities - other                    520,000        675,000
       Total current liabilities               1,253,000      1,426,000

LONG-TERM LIABILITIES:
  Debt                                           456,000        478,000
  Las Vegas accrued liabilities                  138,000        166,000
  RTC accrued liabilities                        163,000        277,000
  Capital lease obligations,
      net of current portion                           0         68,000
  Deferred liabilities                           301,000        265,000
       Total long-term liabilities             1,058,000      1,254,000

MINORITY INTERESTS IN PARTNERSHIPS             1,504,000      1,619,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    5,000,000 shares authorized,
    1,000,000 shares of Series A Convertible
    Cumulative Preferred Stock issued and
    outstanding as of June 30, 1998
    and 1,000,000 issued and outstanding
    at September 30, 1997
    (liquidation preference of $493,750
    includes unpaid dividends of $25,000)         10,000         10,000

          GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET (Cont.)


                                                 June 30,    September 30,
                                                   1998          1997


  Common stock, $.001 par value;
    50,000,000 shares authorized,
    1,321,252 shares issued and
    outstanding as of March 31,
    1998 and 1,286,970 shares
    issued and outstanding as
    of September 30, 1997                          6,000          6,000

  Capital contributed in excess
    of par value                              11,836,000     11,822,000
  Accumulated deficit                         (9,238,000)    (8,945,000)
       Total stockholders' equity              2,614,000      2,893,000

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $6,429,000     $7,192,000

                        GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  Three Months Ended      Nine Months Ended
                                                       June 30,                June 30,
                                                  1998       1997         1998        1997
NET REVENUES:
  Restaurant sales, net                        $3,358,000 $3,119,000  $9,398,000   $8,337,000
  Franchise net revenues                           63,000     46,000     143,000      108,000
    Total revenues                              3,421,000  3,165,000   9,541,000    8,445,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs                            1,198,000  1,143,000   3,349,000    3,102,000
  Labor, occupancy & other                      1,381,000  1,331,000   4,076,000    3,836,000
  Accretion of deferred rent                       13,000     12,000      33,000       36,000
  Depreciation & amortization                     162,000    153,000     496,000      445,000
    Total restaurant operating costs            2,754,000  2,639,000   7,954,000    7,419,000

INCOME FROM RESTAURANT OPERATIONS                 667,000    526,000   1,587,000    1,026,000

OTHER OPERATING EXPENSES:
  Selling, general & administrative expenses      528,000    519,000   1,638,000    1,490,000
  Loss, (income) from operating RTC stores         13,000     44,000      25,000       12,000
    Total other operating expenses                541,000    563,000   1,663,000    1,502,000

INCOME (LOSS) FROM OPERATIONS                     126,000    (37,000)    (76,000)    (476,000)

OTHER INCOME & (EXPENSES)
  Minority income (expense), net                  (87,000)   (62,000)   (168,000)     (79,000)
  Interest, net                                   (15,000)   (10,000)    (45,000)     (25,000)
  Loss from RTC & Las Vegas lease liabilities           0          0     (55,000)    (356,000)
  Other, net                                                  (3,000)    (42,000)      50,000   (24,000)
    Total other income & (expenses)              (105,000)  (114,000)   (218,000)    (484,000)

NET INCOME (LOSS)                              $   21,000 ($ 151,000)  ($294,000) ($  960,000)

PREFERRED STOCK DIVIDENDS IN ARREARS                    0     20,000      40,000       45,000

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                          $   21,000 ($ 171,000)  ($334,000) ($1,005,000)

NET INCOME (LOSS) PER COMMON SHARE                   $.02     ($0.13)      ($.26)      ($0.79)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      1,321,064  1,279,556   1,307,888    1,279,556

                           GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Three Months Ended      Nine Months Ended
                                                      June 30,                June 30,
                                                  1998       1997         1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $  21,000   ($151,000)  ($294,000)   ($960,000)
    Depreciation and amortization                  175,000     169,000     534,000      504,000
    Changes in operating assets & liabilities--
    (Increase) decrease in:
       Prepaids & receivables                      (27,000)     33,000     236,000      (98,000)
       Inventories                                   6,000      (2,000)      2,000       (8,000)
       Other assets                                 (6,000)      1,000      28,000       23,000
       Opening expenses                                  0     (62,000)          0      (65,000)

    (Decrease) increase in:
       Accounts payable                                  0      78,000     (35,000)      92,000
       Accrued interest                                  0           0           0            0
       Accrued property taxes                      (93,000)    (60,000)    (54,000)     (18,000)
       Accrued payroll & P/R taxes                   7,000      21,000      (3,000)      36,000
       Deposits                                          0           0           0            0
       Other accrued liabilities/deferred income   (36,000)     69,000    (167,000)      25,000

       Net cash provided by (used in)
          operating activities                      47,000      96,000     247,000     (469,000)

    CASH FLOWS FROM INVESTING ACTIVITIES:
       (Purchase) sale - FF&E, land, building
          & improvements                           (21,000)   (446,000)   (163,000)    (162,000)

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Debt incurred (paid)                       (136,000)    (29,000)   (110,000)    (678,000)
       Minority interest                           (37,000)     59,000    (115,000)      18,000
       Paid in capital activity                          0     250,000      15,000    1,039,000

          Net cash provided by (used in)          (173,000)    280,000     210,000      379,000
             financing activities

    INCREASE (DECREASE) IN CASH                  ($147,000)   ($70,000)  ($126,000)   ($252,000)


 1. UNAUDITED FINANCIAL STATEMENTS:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations and its cash flow for the three month period ended June 30, 1998 and for the nine month period ended June 30, 1998. Operating results for the three month period ended June 30, 1998 and for the nine month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

General

  On September 30, 1995, the Company completed the sale of Round The
Corner Restaurants, Inc. ("RTC") to Hot Concepts Management Group, L.L.C. In October 1996, RTC filed for Chapter 11 bankruptcy. The Company entered into a settlement agreement with RTC whereby RTC would pay the Company $300,000 in two installments for the settlement of all of the Company's claims against RTC. Both installments have been received as of June 30, 1998.

  As of June 30, 1998, the Company has assessed the impact of the Year
2000 Issue on its computer systems and is in the process of remediating the affected hardware and software, which coincides with planned systems upgrades. The Company does not anticipate the Year 2000 Issue to materially affect its business operations. Capital expenditures for the Year 2000 remediation and planned system upgrades are estimated to be $150,000 in 1999.

  Drive Thru had twenty-eight units open at June 30, 1998, of which twelve were franchised units, nine joint-venture units and seven company-owned units compared to twenty-seven units open at June 30, 1997, of which eleven were franchised units, nine joint-venture units and seven company-owned units.

  In March 1998, one company-owned unit was closed and moved to temporary storage due to the condemnation of the property on which it was located. The Company is currently negotiating with the condemning authority to recover condemnation proceeds which is anticipated to offset the costs incurred to move the building and equipment as well as the cost of all abandoned site improvements. The building and equipment will be moved to a new location as soon as a suitable site is found.

  Management anticipates that Drive Thru and its existing franchisees will develop a total of two additional Good Times units in the Denver ADI in 1998.

  The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company and Drive Thru for the three months and nine months ended June 30, 1997 and the results of the Company and Drive Thru for the three months and nine months ended June 30, 1998.

Results of Operations

  Net Revenues. Net restaurant sales for the three months ended June 30, 1998 increased $239,000 (7.6%) to $3,358,000 from $3,119,000 for the same prior year period. Increased net restaurant sales of $309,000 were attributable to three Drive Thru units that were not open for the same prior year period. Decreased net restaurant sales of $155,000 were attributable to one company-owned unit that was closed in March 1998. Same store net restaurant sales for company-owned and joint-venture units increased $85,000 or 3.0% for the three months ended June 30, 1998 from the same prior year period. Franchise revenue increased $17,000 for the three months ended June 30, 1998 from the same prior year period due to an increase in franchise fee income.

  Net restaurant sales for the nine months ended June 30, 1998 increased $1,061,000 (12.7%) to $9,398,000 from $8,337,000 for the same prior year period. Increased net restaurant sales of $1,104,000 were attributable to three Drive Thru units that were not open for the same prior year period. Decreased net restaurant sales of $343,000 were attributable to one joint-venture unit that was sold to a franchisee in November 1996 and one company-owned unit that was closed in March 1998. Same store net restaurant sales for company-owned and joint-venture units increased $300,000 or 3.9% for the nine months ended June 30, 1998 from the same prior year period. Franchise revenue increased $35,000 during the nine months ended June 30, 1998 from the same prior year period due to higher franchise royalty fees and lower franchise expenses.

  Food and Paper Costs. Food and paper costs decreased to 35.7% of net restaurant sales for the three months ended June 30, 1998, compared to 36.6% for the same prior year period. The decrease in Drive Thru's food and paper costs is primarily attributable to menu price increases taken during the last eight months of the fiscal year ended September 30, 1997, with less than proportionate increases in food and paper costs.

  Food and paper costs decreased to 35.6% of net restaurant sales for the nine months ended June 30, 1998 compared to 37.2% for the same prior year period.

  Income From Restaurant Operations. For the three months ended June 30, 1998, income from restaurant operations increased to $667,000 from $526,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 19.9% for the three months ended June 30, 1998 from 16.9% for the same prior year period.

  Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 24.7% of net restaurant sales for the three months ended June 30, 1998 from 21.8% for the same prior year period.

  For the nine months ended June 30, 1998, income from restaurant operations increased to $1,587,000 from $1,026,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 16.9% for the nine months ended June 30, 1998 from 12.3% for the same prior year period.

  Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 22.2% of net restaurant sales for the nine months ended June 30, 1998 from 17.6% for the same prior year period.

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

  Income (Losses) From Operations. The Company had income from operations of $126,000 in the three months ended June 30, 1998 compared to a loss from operations of ($37,000) for the three months ended June 30, 1997. The improvement in income from operations of $163,000 is primarily attributable to an increase in income from restaurant operations of $141,000, and a decrease in the loss from operating RTC stores of $31,000 compared to the same prior year period.

  For the nine months ended June 30, 1998, losses from operations decreased to ($76,000) from ($476,000) in the same prior year period. The improvement in income from operations of $400,000 for the nine months ended June 30, 1998 is primarily attributable to an increase in income from restaurant operations of $561,000 offset by an increase in selling, general and administrative expenses of $148,000 compared to the same prior year period, primarily attributable to costs incurred for a television advertising campaign launched in September 1997.

  Net Income (Loss). The net income for the Company was $21,000 for the three months ended June 30, 1998 compared to a net loss for the Company of
($151,000) for the comparable prior year period.   Minority interest expense
increased $25,000 in the three months ended June 30, 1998 from the same prior year period. This increase was attributable to the improved income from restaurant operations from the Colorado joint-venture units compared to the same prior year period. Net interest expense increased $5,000 for the three months ended June 30, 1998 from the same prior year period. Other net expense decreased ($39,000) for the three months ended June 30, 1998 from the same prior year period. During the three months ended June 30, 1997 other net expense included $17,000 in lease termination charges and $25,000 for the settlement of a legal dispute associated with a lease termination on an undeveloped site.

  For the nine months ended June 30, 1998, the net loss for the Company was ($294,000) compared to a net loss for the Company of ($960,000) from the
same prior year period.   Minority interest expense increased $89,000 in the
nine months ended June 30, 1998 from the same prior year period. Other income for the nine months ended June 30, 1998 increased $74,000 from the same prior year period. Included in other income for the nine months ended June 30, 1998 is a gain of $53,000 related to the sale of a long-term land investment held by the Company.

Liquidity and Capital Resources

  As of June 30, 1998, the Company and Drive Thru had $283,000 cash and cash equivalents on hand. Management is actively negotiating the sale of one existing Drive Thru restaurant to a franchisee, the proceeds of which will be used for increasing the Company's working capital reserves and for the development of new restaurants. New sources of financing will be required to augment these proceeds for the development of additional company-owned restaurants. Management is in negotiation for mortgage and equipment debt financing for up to seven additional restaurants. The financing will require a partial guaranty by The Bailey Company. As a result, the Company has extended The Bailey Company's conversion rights under the Convertible Preferred Stock Agreement as a part of the negotiations of the guaranty provisions.

  The Company had a working capital deficit of ($698,000) including
$98,000 of current maturities of capital lease obligations, $28,000 in current maturities of long-term debt and $177,000 of accrued lease expenses associated
with the RTC and Las Vegas lease liabilities.   Because restaurant sales are
collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits.

  Cash flow from operating activities for the three months ended June 30, 1998 includes the payment of $123,000 in property taxes due annually.

  Cash flow from financing activities for the three months ended June 30, 1998 includes the payment of $100,000 for a short-term working capital loan agreement entered into by the Company in February 1998.

  For the nine months ended June 30, 1998, cash decreased ($126,000).
Cash provided by operations was $247,000, cash used in investing activities was $163,000, and cash used in financing activities was $210,000.

  Cash flow from operating activities for the nine months ended June 30, 1998 includes $300,000 received from RTC for the settlement of all of the Company's claims against RTC.

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

    O'Brien v. Harkins and Good Times Drive Thru Inc.  On September 11,
1997, Amy Colleen O'Brien ("O'Brien") filed a complaint in the Colorado District Court for Jefferson County alleging that she, as a former employee of Drive Thru in 1995, was physically assaulted by co-defendant Richard Everett Harkins, a former Drive Thru employee, and that Drive Thru was responsible for any resulting injuries because of its alleged negligent hiring and supervision of Harkins. On June 11, 1998, the Colorado District Court for Jefferson County granted Good Times Drive Thru Inc's motion for summary judgement and dismissed the case against the Company. The Company requested that its applicable worker's compensation insurance carrier concede coverage and provide a defense to this action. The insurance carrier acknowledged its agreement with Drive Thru's position and the basis for which the summary motion was granted that the exclusive remedy for O'Brien's claims are those remedies available pursuant to the Colorado Worker's Compensation Act, but denied that the Company is entitled to either coverage or a defense to this action. Accordingly, the Company has filed a declaratory judgment action against the insurance carrier requesting a determination that the Company is entitled to coverage in a defense to this action and reimbursement of attorneys fees.


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

         None.

Item 5.  -  Other Information

         None.

Item 6.  -  Exhibits and Reports on Form 8-K

    (a)  No reports on Form 8-K.

                               SIGNATURE



  Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GOOD TIMES RESTAURANTS INC.



DATE: August 6, 1998            BY: /s/ Boyd E. Hoback, President
                                        and Chief Executive Officer
                                Boyd E. Hoback, President
                                and Chief Executive Officer


                                BY:  /s/ Susan Knutson, Controller
                                Susan Knutson, Controller