Form 10KSB
period 1998-09-30
GOOD TIMES RESTAURANTS INC
filed 1998-12-18
CIK 825324

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended September 30, 1998
                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _______________ to ____________________

                       Commission File Number:    0-18590
                                                  _______
                           GOOD TIMES RESTAURANTS INC.
_____________________________________________________________________________
              (Exact name of small business issuer in its charter)

        Nevada                                                  84-1133368
_____________________________________________________________________________
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

601 Corporate Circle, Golden, Colorado                                80401
_____________________________________________________________________________
(Address of principal executive offices)                              (Zip
Code)

Registrant's telephone number, including area code:  (303) 384-1400
                                                     ______________

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                 Name of each exchange on which
                                                                registered
         ___________________                    _____________________________

                NONE
               ______                           _____________________________

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                         _____________________________
                                (Title of class)

                         Common Stock Purchase Warrants
                         ______________________________
                                (Title of class)

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No _____

Indicate by check X if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for the most recent fiscal year were $13,065,000.

As of December 1 , 1998, the aggregate market value of voting stock held by non-affiliates was $3,454,585.

As of December 18, 1998, the Registrant had 1,754,991 shares of common stock outstanding.

Documents Incorporated by Reference:

Incorporated herein by reference are Part III, Items 9 through 12 to the Registrant's definitive proxy statement to be issued in conjunction with Registrant's Annual Meeting of Shareholders to be held on January 22, 1999.

Transitional Small Business Disclosure Format     Yes _____     No  X



                                      PART I

ITEM 1.     BUSINESS

Background

     Good Times Restaurants Inc. (the "Company") was organized under Nevada law in 1987 and is the holding company for a wholly-owned subsidiary that is engaged in the business of developing, owning, operating and franchising restaurants under the name Good Times Drive Thru Burgers SM. Good Times Drive Thru BurgersSM restaurants are owned, operated and franchised by the Company's subsidiary, Good Times Drive Thru Inc. (Good Times Drive Thru BurgersSM and Good Times Drive Thru Inc. are interchangeably referred to herein as "Good Times" or "Drive Thru").

Corporate Operations

     The Company currently leases approximately 3,350 square feet of space for its executive offices in Golden, Colorado for approximately $44,000 per year. The lease is for a one year period expiring in April 1999 with two one-year options to renew.

     The Company is a holding company and its officers are the President and Chief Executive Officer of the Company, two Vice Presidents and the Controller, Secretary and Treasurer. Officers of the Company hold the same position with Drive Thru and all personnel associated with the Company are employees of Drive Thru.

     For 1999 , Drive Thru plans to concentrate its efforts and capital on the growth of the Good Times restaurant chain in Colorado through additional company-owned, joint-venture and franchised restaurants.

Good Times

Good Times Drive Thru Inc. is engaged in the operation and development of the Good Times Drive Thru Burgers(SM) restaurants, featuring extremely fast service and a limited, high quality menu for drive-through and walk-up customers. During fiscal 1997 and 1998, five restaurants were developed featuring a lobby with interior seating. Drive Thru currently operates and franchises a total of twenty-nine Good Times restaurants of which twenty-eight are in the State of Colorado, of which twenty-six are located in the Denver greater metropolitan area, one in Grand Junction and one in Silverthorne. There is one franchised Good Times restaurant in Boise, Idaho. Six of the restaurants are company-owned, nine are owned jointly with two separate co-development partners. Fourteen Good Times restaurants are franchised restaurants with nine operating in the Denver metropolitan area, one in Silverthorne, Colorado, one in Grand Junction, Colorado, one in Greeley, Colorado, one in Longmont, Colorado and one in Boise, Idaho. Good Times is offering franchises for the development of additional Good Times restaurants.

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

     In fiscal 1998, Drive Thru developed two new franchised restaurants, one of which is a conversion of a 1,700 square foot fast food restaurant and one is a new prototype 2,300 square foot building with 70 seats.

     The hamburger fast food market remains intensely competitive with the major competitors aggressively discounting menu prices, which had an adverse impact on Drive Thru's sales and operating profits in fiscal 1996. Over the last two fiscal years, the Company has positioned the concept away from a price point focus to one based on superior taste, product quality and speed of service. The Company believes it has an advantage in providing a superior level of service, quality and overall value based upon consumer research studies, but has been limited in its ability to effectively advertise and build awareness of its brand until "critical mass" in restaurant sales are achieved in the Colorado market for consistent television and radio advertising. The Company believes it is beginning to reach critical mass.

     Beginning in September 1997, Drive Thru initiated a television advertising campaign focused on building its brand personality, taste superiority positioning and general awareness and continued the campaign throughout fiscal 1998. It is management's intent to continue to develop the concept based upon those attributes important to the quick service restaurant consumer other than price such as taste, speed and overall value supported by a highly differentiated brand personality in its advertising.

     The Company's objectives for fiscal 1999 are to continue to build additional company-owned, joint-venture and franchised restaurants in Colorado. Additionally, the Company will introduce limited new menu offerings and advertise what it believes to be competitive price points for its products.

     Colorado is divided into two primary television markets--Denver and Colorado Springs/Pueblo. It is the Company's intent to fully develop the Denver market and then develop the Colorado Springs market over the next three to four years, depending on availability of financing and suitable sites. Management estimates the Denver market will support 40-50 Good Times restaurants and the Colorado Springs market will support 8-12 restaurants.

     The Concept. Good Times was initially developed as a drive thru only, limited menu concept featuring high quality products and extremely fast service, with menu prices 30-40 percent lower than the major hamburger chains. The price advantage once held has diminished due to continued aggressive price discounting by the major chains.

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

     The Company plans to develop additional double drive thru restaurants and restaurants with seating and a single drive thru lane in fiscal 1999, depending on individual site dynamics and the best format for the highest return on investment. Good Times' food preparation and service systems deliver a quality meal with a faster order-delivery response time and have the capacity to reach the same sales levels as traditional hamburger chains. Typically, a customer receives an order 30 to 45 seconds after their vehicle reaches the take-out window during peak order periods. The simplicity of the menu, the relatively low capital investment, and the efficient design of the building and equipment allow Good Times to sell its products at comparable or lower prices than the major fast food hamburger chains except during short term discount promotions by the competition. The limited menu allows maximum attention to be devoted to food quality and speed of service.

     Menu. The menu of a Good Times restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, milkshakes and soft drinks. Each sandwich is made to order at the time the customer places the order and is not pre-prepared.

     The hamburger patty is 4.0 ounces of specially formulated 100% USDA approved beef, served on a 4 1/4-inch sesame seed bun. Hamburgers and cheeseburgers are garnished with fresh lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomato. The cheese is 100% pure sharp American thickly sliced. The chicken sandwiches include a spiced, battered whole muscle breast patty and a grilled spicy breast patty, both served with mayonnaise, lettuce and tomato. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize the skills required of employees.

     As of December 1, 1998, the price of the deluxe Good Times hamburger was $1.49, the deluxe cheeseburger $1.79, the deluxe double cheeseburger $2.69, the deluxe bacon-cheeseburger $2.49, the chicken sandwiches $2.69, the chicken club sandwich $3.19, french fries $.89 and $1.09, onion rings $1.59 and a 22-ounce soft drink $.99.

     Good Times restaurants are generally open 14 to 16 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

     The Building. The existing double drive thru Good Times restaurants are less than one-third the size of the typical restaurants of the four largest hamburger chains and require approximately one-half the land area based upon management's experience in the restaurant industry and research reports. The current standard Good Times restaurant building is a double drive-through and walk-up style structure containing approximately 880 square feet built on 18,000 to 30,000 square-foot lots. Most existing restaurants utilize a double drive-thru concept that allows simultaneous service from opposite sides of the restaurant and one or two walk-up windows with a patio for outdoor eating.
The Company has developed a new 2,300 square foot prototype building with a dining room and 70 seats and a 1,000 square foot, 48 seat addition for existing restaurants that may be used on select locations.

     Management of Drive Thru believes that the building form, design and aesthetic appeal address key issues and concerns of the consumer: speed,
cleanliness, security, eye appeal and an identifiable brand image.   The
exterior consists of a cream-colored dry-vit system with an enclosed glass vestibule at the front for walk-up service. A brightly lit multi-colored fascia band runs the length of both sides of the building in addition to product and Good Times proprietary signage. The rest rooms and walk-in refrigerators are modular components of the building. The double drive thru buildings are transportable and therefore can be moved from an unsuccessful site to a better location. Management does extensive site evaluation and expects a minimum number of buildings will ever have to be moved, however one under-performing Good Times unit was relocated in 1996 and one in 1997.

     Plan of Operation. The first objective of Drive Thru has been to develop critical mass in the Denver television market (referred to as the Denver ADI which includes Boulder, Greeley, Longmont and other communities in northern Colorado.) In the past, Management believed that, in Denver, critical mass required approximately 20 restaurants to be operating. However, increased advertising by its competitors and significant increases in the cost of advertising in Denver has caused management to reevaluate critical mass as requiring 32 to 35 Good Times restaurants in the Denver ADI.

     As of December 18, 1998, the Company operated fifteen company-owned and joint-venture Good Times restaurants and had thirteen franchised restaurants open in Colorado and one in Boise, Idaho.

                           December 15, 1997      December 15, 1998
Company-owned restaurants         8                     6
Joint venture restaurants         9                     9
Franchise operated restaurants   11                    14
                                 __                    __
    Total restaurants            28                    29


     During fiscal 1998, Drive Thru opened one company-owned restaurant and two franchised restaurants. One company-owned restaurant was closed in March of 1998 due to the condemnation of the development on which it was located. The building and equipment are currently in storage and will be moved to a new site in the Spring of 1999. One company-owned restaurant was sold to a franchisee in September 1998.

     Management anticipates that Drive Thru and its franchisees will develop a total of four to seven Good Times units in the Denver ADI in 1999.

     Drive Thru's ongoing objective is to continue to increase average restaurant sales through increased customer counts in each daypart (lunch, dinner and late-night), selective menu and price promotions and effective marketing of Good Times competitive attributes of high quality products, quick service and overall value. The Company anticipates modest price increases in 1999 in anticipation of higher hourly wages and to reduce cost of sales.

     Operations and Management. Good Times has defined three ingredients essential to its success: (i) consistent delivery of high quality, great tasting products; (ii) superior speed of service; and (iii) competitive value pricing. The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver. The total transaction time for the delivery of food at the window is approximately 30 to 45 seconds during peak times.

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

     Marketing and Advertising. Prior to fiscal 1998, marketing activities focused on radio advertising and restaurant level promotions in the immediate trade area around each location. The Company implemented a consistent television advertising campaign in fiscal 1998 and anticipates increasing its level of spending on television advertising in fiscal 1999.

     The marketing efforts of Good Times focus on building "brand awareness" of Good Times' attributes for the best tasting, unique products within the context of ad campaigns that are "irreverent, funny and full of surprises", combined with specific product messages. Supported by consumer research, Drive Thru believes that it has a better tasting product, delivered to the customer faster, at an equal or better value than its competitors.

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

     Drive Thru estimates that it will cost a franchisee on average approximately $475,000 to $575,000 to open a Good Times double drive thru restaurant, including pre-opening costs and working capital, assuming the land is leased. A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least 0.5% of net sales, plus participation in regional or national advertising up to 5% of net sales, and initial development and franchise fees aggregating $20,000 per unit. Among the services and materials which Drive Thru provides to franchisees are site selection assistance, plans and specifications for construction of the Good Times drive thru restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site pre-opening supervision and advice from time to time relating to operation of the franchised restaurant.

    Drive Thru has entered into six franchise agreements in the Denver ADI. Twelve franchise restaurants and nine joint-venture restaurants are operating under the development agreements for the Denver ADI. One franchise restaurant in Grand Junction, Colorado has been open pursuant to the development agreement for the Western Slope of Colorado. One joint-venture restaurant opened in Boise, Idaho in 1995, and effective November 1, 1996, that restaurant was sold as a franchise restaurant.

     Operations to Date. The first Good Times prototype unit was opened in Boulder, Colorado, in September 1987 and Drive Thru grew slowly to seven restaurants by March, 1993, two of which were franchised restaurants.
Thirteen additional restaurants were developed by December 31, 1994, seven of which were joint-ventured, two were franchised, and four were company-owned. In calendar 1995, Drive Thru opened six new restaurants, including one company-owned, two joint-ventured and one franchised restaurants in the Denver ADI, one franchised unit in Grand Junction, Colorado and one joint-ventured unit in Boise, Idaho. In calendar 1996, Drive Thru opened one franchised unit, converted the Boise, Idaho unit to a franchise and closed two under-performing restaurants. In calendar 1997, Drive Thru opened one company-owned unit, two joint-ventured restaurants and one franchised restaurant. In calendar 1998, Drive Thru opened two franchised restaurants.

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

     Employees. At December 1, 1998, Drive Thru employed approximately 345 persons (including approximately 287 hourly restaurant employees), of whom 21 were management and staff personnel and 37 were restaurant management. Drive Thru considers its employee relations to be good. None of its employees is covered by a collective bargaining agreement.

Round The Corner

     On September 30, 1995, the Company completed the sale of Round The Corner Restaurants, Inc. ("RTC") to Hot Concepts in consideration for $100,000 in cash, a note in the amount of $291,394, and the assumption of all of RTC's liabilities. The sale of RTC by the Company resulted in a deferred gain of $66,000. The Company was notified in August, 1996 of financial difficulties at RTC and of its Chapter 11 bankruptcy filing in October, 1996. In addition to the write-off of the note receivable, the Company recorded a reserve of $333,000 for potential losses associated with its guarantee of two restaurant leases and a note payable, the reserve was increased by $217,000 in the period ended September 30, 1998 due to one of the lease guarantees. One of such restaurants is being operated by the Company and one has been subleased. The Company entered into a settlement agreement with RTC whereby RTC paid the Company $300,000 for the settlement of all of the Company's claims against RTC.

Bailey Preferred Stock Investment

     On May 31, 1996, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with The Bailey Company ("TBC") for the purchase by TBC of one million shares of Series A Convertible Preferred Stock. The aggregate purchase price for such shares was $1 million.

     Effective August 31, 1998, TBC converted all of the Convertible Preferred Stock into 426,667 shares of Common Stock of the Company. Additionally under a separate agreement, TBC and its controlling owner agreed to guarantee up to $6 million of future mortgage debt obligations of the Company for the development of new restaurants.

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

Competition

     The restaurant industry, including the fast food segment, is highly competitive. Drive Thru competes with a large number of other hamburger oriented, fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than does the Company. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's and Carl's Jr. Double drive through restaurant chains such as Rally's Hamburgers, Inc. and Checker's Drive-In Restaurants, Inc., currently operating a total of over 800 double drive through restaurants in various markets in the United States, are not currently operating in Colorado. Management of Drive Thru believes that such double drive through restaurant chains will not expand into Colorado; however, such possibility exists and would result in significant competition for Drive Thru.

     Management of Drive Thru believes that it may have a competitive advantage in terms of quality of product and price-value compared to traditional fast food hamburger chains. However, price discounting by the major fast food hamburger chains in fiscal 1996 and 1997 had a detrimental effect on Good Times' sales. Early development of its double drive through concept in Colorado has given Drive Thru an advantage over other double drive through chains that may seek to expand into Colorado because of Good Times' brand awareness and present restaurant locations. In addition, management of Drive Thru believes Drive Thru has a competitive advantage in the areas of purchasing and distribution, financial systems, marketing, construction, site selection, quality assurance and training. Nevertheless, Drive Thru may be at a competitive disadvantage with other restaurant chains with greater name recognition and marketing capability. Furthermore, most of Drive Thru's competitors in the fast-food business operate more restaurants, have been established longer and have greater financial resources and name recognition than Good Times. There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

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

ITEM 2.     PROPERTIES

     The Company currently leases approximately 3,350 square feet of space for its executive offices in Golden, Colorado for approximately $44,000 per year. The lease is for successive one year periods expiring in April, 2001. The space is leased from The Bailey Company at their corporate headquarters.

      As of December 18, 1998, Drive Thru has an ownership interest in 15 Good Times units, all of which are located in Colorado. Nine of these restaurants are held in limited partnerships of which Drive Thru is the general partner and has a 50% interest in eight of the partnership restaurants and a 78% interest in one partnership restaurant. There are six Good Times units wholly-owned by Drive Thru. One restaurant building and equipment package was moved from an operating site in fiscal 1998 due to condemnation of the development. It is anticipated that the restaurant and equipment will be relocated to a new site in the Spring of 1999.

     Each of the existing Good Times restaurants is a free-standing structure containing approximately 880 square feet (except for two conversions of other fast food restaurants that are 1,700-1,900 square feet, one conversion of a double drive thru building to one with seating of 1,900 square feet and one prototype 2,300 square foot building with seating) situated on lots of approximately 18,000 to 30,000 square feet. The land is leased at all of these locations. Drive Thru intends to enter into ground leases wherever possible. However, there is no assurance that leasing will be available for desirable sites and Drive Thru may be required to purchase such sites. In the event financing is not available for such acquisitions, Drive Thru may have to utilize cash that could otherwise be used to develop additional Good Times restaurants. In such event, Drive Thru will endeavor to enter into sale/leaseback transactions or mortgage financing for such real estate.

     All of the restaurants are regularly maintained by the Company's repair and maintenance staff as well as by outside contractors, when necessary. Management believes that all of its properties are in good condition and that there will not be a need for significant capital expenditures to maintain the operational and aesthetic integrity of the properties for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings. The Company is subject to various lawsuits in the normal course of business. These lawsuits are not expected to have a material impact to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                      PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's outstanding shares of Common Stock (the "Common Stock") and Common Stock Purchase Warrants (the "Warrants") are traded on the over-the-counter market. The following table sets forth the quarterly high and low bid prices as reported by the National Quotation Bureau Incorporated and NASDAQ from December 31, 1996 through September 30, 1998, as adjusted for the one-for-five reverse stock split in February 1998. The quotations represent prices quoted between dealers and do not include commissions, mark-ups or mark-downs and thus may not represent actual transactions.

                      Common Stock    Series A Warrants     Series B Warrants
                       Bid Prices        Bid Prices             Bid Prices
Quarter Ended          High   Low        High   Low             High   Low
December 31, 1996     2.80    1.60        .30   .15             .30    .15
March 31, 1997        2.80    1.90        .30   .30             .30    .30
June 30, 1997         3.15    1.90        .30   .30             .30    .30
September 30, 1997    2.20    1.90        .30   .30             .30    .30
December 31, 1997     1.90    1.90        .16   .28             .31    .63
March 31, 1998        3.50    3.41        .16   .28             .16    .38
June 30, 1998         2.56    2.56        .22   .28             .22    .38
September 30, 1998    2.50    2.31        .22   .28             .22    .38


     As of December 1, 1998, there were approximately 387 holders of record of Common Stock and 125 holders of Warrants. However, management estimates that there are not fewer than 1,550 beneficial owners of the Company's Common Stock. The NASDAQ symbols for the Common Stock and the outstanding Series A warrants and Series B warrants are "GTIM", "GTIMW," and "GTIMZ", respectively.

     In January 1997, the Company gave notice to the holders of the Series A and Series B warrants that the expiration date of such warrants had been extended from February 10, 1997 to February 10, 1999 and the exercise price of such warrants had been changed to $10.00 per share. The Company expects to extend the expiration date of these warrants.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY, GOOD TIMES AND RTC

Year 2000 Compliance. Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in widespread miscalculations or system failures. Both information technology ("IT") systems and non-IT systems using embedded technology may be affected by the Year 2000.

     The Company has initiated an enterprise-wide program to prepare the Company's IT systems and applications for the Year 2000, The Company has completed the assessment phase of its Year 2000 program and expects to incur internal staff costs as well as consulting and other expenses related to the Company's Year 2000 program. In addition, the Company has not completed the process of verification of whether vendors and suppliers with which the Company has material relationships are Year 2000 compliant, however the Company has contacted its major food supplier and has been told that such supplier has addressed the Year 2000 issue in connection with its business operations. If the Company and such third parties are unable to address Year 2000 issues in a timely manner, it could result in material financial risk to the Company, including the loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources necessary to resolve significant Year 2000 issues in a timely manner.

     Expenditures for Year 2000 issues are currently estimated to be $125,000 in fiscal 1999. The Company however is not able to determine the total costs for its Year 2000 program or whether the Year 2000 will have a material effect on the Company's financial condition, results of operations or cash flows.

     The following selected financial data is derived from the companies' historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

     The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company and Drive Thru for the fiscal years ended September 30, 1997 and September 30, 1998.

                                                     Year Ended
                                                    September 30,
                                                    _____________
Operating Data:                              1997                 1998
                                             ____                 ____
Net Revenues                            $ 11,865,000          $13,065,000

Restaurant Operating Costs:
   Food and paper costs                    4,286,000            4,537,000
   Labor, occupancy and other              5,672,000            5,820,000
   Depreciation and amortization             667,000              698,000
                                         ___________          ___________
   Total restaurant operating costs       10,625,000           11,055,000

Income From Restaurant Operations          1,240,000            2,010,000

Other Operating Expenses:
   Selling, General and Administrative
     Expense                               1,713,000            1,839,000
   Loss from operating RTC stores             94,000               31,000
   Loss (Gain) on disposal of restaurants
     and equipment                            55,000             (225,000)
   Loss from lease guarantees                228,000              217,000
                                         ___________           __________
Total Other Operating Expenses             2,090,000            1,862,000

Income (Loss) from Operations               (850,000)             148,000

Other Income and (Expenses)
   Minority income (expense), net           (120,000)            (266,000)
   Interest, net                             (34,000)             (51,000)
   Other, net                                (97,000)             (57,000)
                                         ___________           __________
Total other income and (expenses)           (251,000)            (374,000)

Net Loss                                 $(1,101,000            $(226,000)
                                         ===========           ==========
Preferred Stock Dividends in Arrears         (65,000)             (40,000)
                                         ___________           __________
Net Loss Attributable to
  Common Shareholders                     (1,166,000)            (266,000)
                                         ===========           ==========
Net Loss Per Common Share                $      (.91)           $    (.20)
                                         ===========           ==========
Weighted Average Shares Outstanding        1,275,237            1,345,156
                                         ===========           ==========

                                                    September 30,
                                                    _____________
                                               1997              1998
                                               ____              ____
Balance Sheet Data:

   Working Capital (deficit)              $  (534,000)       $ (114,000)
   Total assets                             7,192,000         6,578,000
   Minority Interest                        1,619,000         1,465,000
   Long-term debt and
     long-term capital leases                 546,000           463,000
   Stockholders' equity                   $ 2,893,000        $2,682,000


     This Form 10-KSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by the Company with the commission and incorporated herein by reference may contain forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

     (I) The Company competes with numerous well established competitors who have substantially greater financial resources and longer operating histories than the Company. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

     (II) The Company may be negatively impacted if the Company is unable to sustain same store sales increases that were experienced during the last two quarters of Fiscal 1998. Sales increases will be dependent, among other things, on the success of Company advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

The Company may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; an inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources. The Company cautions the reader that such risk factors are not exhaustive, particularly with respect to future filings.

Results of Operations

     The Company sold RTC as of September 30, 1995. In October 1996, the purchaser of RTC declared bankruptcy. The following discussion and analysis includes expenses and liabilities related to the Company's guarantee of certain RTC leases.

Fiscal Years 1998 and 1997

     Net Revenues. Net revenues for the year ended September 30, 1998 increased $1,200,000 (10.1%) to $13,065,000 from $11,865,000 for the year ended September 30, 1997. Net revenues increased $1,144,000 due to the opening of one company-owned restaurant in November 1997 and to two restaurants that were not open for the full prior year period. Net revenues decreased $440,000 from one company-owned restaurant that was closed in March 1998 due to condemnation of the development (the restaurant will be relocated to a new site), and one company-owned restaurant that was sold to a franchisee in September 1998. Net revenues increased $465,000 or 4.8% during fiscal 1998 from same store net revenues for restaurants that have been open for the full fiscal 1997 and 1998 periods. The increase in same store net revenues is attributable to menu price increases taken since February 1997 and the initiation of a television advertising campaign in September 1997. Net revenues from Drive Thru and its franchisees were $20,560,000 for the fiscal year ended September 30, 1998 compared to $18,700,000 for the prior fiscal year.

     A new television advertising campaign was initiated in September 1998 featuring the introduction of a new onion ring product. Subsequent to September 30, 1998, same store net restaurant sales increased 23% and 21% for October 1998 and November 1998 respectively, from the same prior year periods.

     Food and Paper Costs. For the year ended September 30, 1998, Drive Thru's food and paper costs were 35.6% of net restaurant sales compared to 36.8% of net restaurant sales in fiscal 1997. The decrease in Drive Thru's food and paper costs is primarily attributable to cumulative menu price increases of 14.4% taken during the last eight months of the period ended September 30, 1997, and increases of 3.5% taken in the last 4 months of the period ended September 30, 1998, with only nominal increases in food and paper costs.

     Income From Restaurant Operations. For the year ended September 30, 1998 Drive Thru's income from restaurant operations was $2,010,000 compared to $1,240,000 for the year ended September 30, 1997.

     Drive Thru's income from restaurant operations as a percentage of net restaurant revenues was 15.8% for the year ended September 30, 1998, an increase from 10.6% for the same prior year period. The increase in income from restaurant operations is attributable to menu price increases as well as management's focus on improving restaurant labor and operating efficiencies and expenses. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) as a percentage of net restaurant sales was 21.8% for the year ended September 30, 1998 compared to 17.5% for the year ended September 30, 1997. Income and cash flow from restaurant operations include regional supervision, training and recruiting expenses of $354,000 for the year ended September 30, 1997 and $304,000 for the year ended September 30, 1998. Franchise development fees and royalties increased from $213,000 in fiscal 1997 to $306,000 in fiscal 1998.

     Income (Loss) from Operations. Drive Thru's income from operations improved to $148,000 in fiscal 1998 compared to a loss from operations of ($850,000) in fiscal 1997. Income from operations for the year ended September 30, 1998 includes a gain of $184,000 from the sale of one company-owned restaurant to a franchisee in September 1998. Income from operations was negatively impacted during fiscal 1998 by $217,000 of expenses associated with one RTC lease guarantee and $31,000 of expenses associated with the operation by Good Times of one RTC restaurant, compared to $94,000 during fiscal 1997. During fiscal 1998, the Company negotiated the termination of one RTC lease, entered into a sublease for one RTC lease and continues to operate the third RTC restaurant. Selling, general and administrative expenses increased from $1,713,000 (14.4% of net revenues) in the year ended September 30, 1997 to $1,839,000 (14.1% of net revenues) in the year ended September 30, 1998. The increase in selling, general and administrative expenses is attributable to the initiation of television advertising in September 1997, which increased advertising expense to $800,000 (6.3% of net restaurant sales) for the year ended September 30, 1998 from $649,000 (5.6%) for the year ended September 30, 1997.

     Net Loss. The net loss for Drive Thru was ($226,000) for the fiscal year ended September 30, 1998 compared to a net loss of ($1,101,000) for the fiscal year ended September 30, 1997. Minority interest expense increased $146,000 as a result of improved Income from Restaurant Operations in the joint-venture restaurants for the year ended September 30, 1998. Net interest expense increased $17,000 in fiscal 1998 due to a reduction in interest income from various notes receivable and a reduction in interest earning cash reserves compared to fiscal 1997.

Liquidity and Capital Resources

     As of September 30, 1998, the Company had $768,000 of cash and cash equivalents on hand. The Company entered into a settlement agreement with RTC whereby the Company received $300,000 during fiscal 1998. Management completed the sale of one company-owned Drive Thru restaurant to a franchisee in September, 1998 for proceeds of $374,000 ($450,000 sale price less a note receivable of $76,000). The Company's cash balance and cash generated from operations will be used for increasing the Company's working capital reserves and for the development of new restaurants. Management believes this will be sufficient to cover the working capital needs of the Company for the 1999 fiscal year.

     During fiscal 1998, the Company executed a commitment letter with Safeco Credit Company for up to $3,000,000 in mortgage debt financing for the development of the new prototype restaurants, including the purchase of land underlying the restaurants. Management is seeking additional debt and lease financing for the development of additional company-owned double drive thru restaurants.

     Effective August 31, 1998, TBC converted all of the Convertible Preferred Stock into 426,667 shares of Common Stock of the Company. Additionally under a separate agreement, TBC and its controlling owner agreed to guarantee up to $6 million of future mortgage debt obligations of the Company for the development of new restaurants.

     The Company remains contingently liable on one Las Vegas restaurant lease that has been subleased, and two RTC restaurant leases, one of which has been subleased, so management anticipates minimal future losses from RTC or Vegas lease contingencies. Management also anticipates eliminating its net loss through improved income from restaurant operations as a result of increasing sales and improved operating profit margins.

     The Company had a working capital deficit of ($114,000). Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. It is anticipated that working capital deficits will expand as new Drive Thru restaurants are opened.

     Net cash provided by operating activities of the Company was $385,000 for fiscal 1998 compared to $10,000 in fiscal 1997. For fiscal 1998, this was the result of a net loss of ($226,000) and non-cash reconciling items totaling $611,000 (comprised principally of depreciation and amortization of $707,000, minority interest of $266,000, losses associated with lease guarantees of $217,000 and decreases in operating assets and liabilities totaling $415,000).

     Net cash provided by investing activities by the Company in fiscal 1998 was $530,000, which includes the purchase of property and equipment of $231,000, payments received from RTC bankruptcy settlement agreement of $300,000 and proceeds from the sale of assets of $532,000. Drive Thru utilizes all cash provided by investing activities for working capital and for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants and refurbishment of existing restaurants. In fiscal 1997 Drive Thru developed two joint-venture restaurants. In fiscal 1998 Drive Thru developed one company-owned restaurant.

     Net cash used in investing activities by the Company in fiscal 1997 was $876,000, which included the purchase of property and equipment of $803,000.

     Net cash used in financing activities by the Company in fiscal 1998 was $555,000, which includes principal payments on notes payable and capital leases of $152,000, borrowings on notes payable and long-term debt of $18,000, distributions to minority interests in partnerships of $440,000 and contributions from minority interests in partnerships of $19,000.

     Net cash provided by financing activities by the Company in fiscal 1997 was $734,000 which includes principal payments on notes payable and capital leases of $113,000, borrowings on notes payable and long-term debt of $200,000, distributions to minority interests in partnerships of $283,000 and contributions from minority interests in partnerships of $180,000 and proceeds from the sale of Preferred Stock of $750,000.

     Neither the Company nor Drive Thru currently have any bank lines of credit.

     The Company intends to use its cash resources and cash generated from operations for working capital, and for the development of new company-owned and joint-venture restaurants in combination with additional debt financing. Management intends to continue to develop Good Times restaurants through franchising and joint development activities with existing and new franchisees.

Impact of Recently Issued Accounting Standards

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. SFAS No. 130 is not expected to have a material effect on future financial statement disclosures and results of operations and financial position will be unaffected by implementation of this standard.
SFAS No. 131 is not expected to have a material impact on the Company.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitizations of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact the Company regarding future financial statement disclosures, results of operations and financial position.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES:

            Independent Auditor's Report

            Consolidated Balance Sheet - September 30, 1998

            Consolidated Statements of Operations - For the Years Ended September 30, 1997 and 1998

            Consolidated Statement of Stockholders' Equity - For the Period from October 1, 1996 to September 30, 1998

            Consolidated Statements of Cash Flows - For the Years Ended September 30, 1997 and 1998

            Notes to Consolidated Financial Statements








                    INDEX TO FINANCIAL STATEMENTS

                                PAGE

                Good Times Restaurants Inc. and Subsidiaries:
                _____________________________________________

Independent Auditor's Report                                      F-2

Consolidated Balance Sheet - September 30, 1998                   F-3

Consolidated Statements of Operations - For the Years Ended
September 30, 1997 and 1998                                       F-5

Consolidated Statement of Changes of Stockholders' Equity -
For the Period from October 1, 1996 through September 30, 1998    F-6

Consolidated Statements of Cash Flows - For the Years Ended
September 30, 1997 and 1998                                       F-7

Notes to Consolidated Financial Statements                        F-8









                 INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors
Good Times Restaurants Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1998, in conformity with generally accepted accounting principles.


Hein + Associates LLP

Denver, Colorado
November 13, 1998




                 GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 1998

                                      ASSETS

Current Assets:
     Cash and cash equivalents                                     $  768,000
     Receivables                                                      281,000
     Inventories                                                       52,000
     Prepaid expenses and other                                         8,000
     Notes receivable                                                  42,000
     Total current assets                                           1,151,000

Property and Equipment, at cost:
     Land and building                                              2,511,000
     Leasehold improvements                                         2,298,000
     Fixtures and equipment                                         2,735,000
                                                                    _________
                                                                    7,544,000
     Less accumulated depreciation and amortization                (2,625,000)
                                                                    _________
                                                                    4,919,000
Other Assets:
     Notes receivable                                                 483,000
     Other                                                             25,000
                                                                      508,000

Total Assets                                                       $6,578,000
                                                                   ==========




See accompanying notes to these consolidated financial statements.


                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                  __________________________________________

Current Liabilities:
     Current maturities of long-term debt                             $96,000
     Accounts payable                                                 441,000
     Accrued liabilities - Las Vegas                                   16,000
     Accrued liabilities - RTC                                        148,000
     Accrued other liabilities                                        564,000
              Total current liabilities                             1,265,000

Long-Term Liabilities:
     Debt                                                             463,000
     Las Vegas accrued liabilities                                    124,000
     RTC accrued liabilities                                          291,000
     Deferred liabilities                                             288,000
                                                                    _________
              Total long-term liabilities                           1,166,000

Minority Interests in Partnerships                                  1,465,000

Commitments and Contingencies (Notes 2, 4, 5, and 8)

Stockholders' Equity:
     Preferred stock, .01 par value, 5,000,000 shares authorized,
       none issued and outstanding                                         -
     Common stock, $.001 par value; 50,000,000 shares
       authorized, 1,747,919 shares issued and outstanding              2,000
     Capital contributed in excess of par value                    11,851,000
     Accumulated deficit                                           (9,171,000)
              Total stockholders' equity                            2,682,000

Total Liabilities and Stockholders' Equity                        $ 6,578,000
                                                                  ===========




         See accompanying notes to these consolidated financial statements.

                    GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended
                                                          September 30,
                                                          _____________
                                                        1997         1998
                                                        ____         ____
Net Revenues:
     Restaurant sales                                $11,652,000  $12,759,000
     Area development and franchise fees                  20,000       65,000
     Franchise royalties                                 193,000      241,000
       Total net revenues                             11,865,000   13,065,000

Restaurant Operating Costs:
     Food and paper costs                              4,286,000    4,537,000
     Restaurant labor costs                            3,884,000    3,989,000
     Restaurant occupancy costs                        1,295,000    1,370,000
     Accretion of deferred rent                           47,000       46,000
     Other restaurant operating costs                    358,000      390,000
     Opening expenses                                     88,000       25,000
     Depreciation and amortization                       667,000      698,000
                                                      __________   __________
       Total restaurant operating costs               10,625,000   11,055,000
                                                       __________   __________
Income from Restaurant Operations                      1,240,000    2,010,000

Other Operating Expenses (Income):
     General and administrative                        1,064,000    1,039,000
     Advertising                                         649,000      800,000
     Loss from operating RTC stores                       94,000       31,000
     Loss (gain) on disposal of restaurants
      and equipment                                       55,000     (225,000)
     Loss from Las Vegas lease guarantees                228,000        -
     Loss from RTC lease guarantees                          -        217,000
                                                       _________    _________
       Total other operating expenses                  2,090,000    1,862,000
                                                       _________    _________

Income (Loss) From Operations                           (850,000)     148,000

Other Income (Expenses):
     Interest income                                      55,000       40,000
     Interest expense                                    (89,000)     (91,000)
Minority interest in income (loss) of partnerships      (120,000)    (266,000)
     Other, net                                          (97,000)     (57,000)
                                                        __________  _________
     Total other expenses, net                          (251,000)    (374,000)
                                                        __________  _________
Net Loss                                             $(1,101,000)   $(226,000)
                                                      ===========   =========

Preferred Stock Dividends                            $   (65,000)   $ (40,000)
                                                      ___________   __________
Net Loss Attributable to Common Shareholders       $  (1,166,000)   $(266,000)
                                                    =============  =========
Basic and Diluted Earnings Per Share                $       (.91)   $    (.20)
                                                    =============  ==========
Weighted Average Common Shares Outstanding             1,275,237    1,345,156
                                                     ___________    ____________



          See accompanying notes to these consolidated financial statements.
                                   F-5



                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM OCTOBER 1, 1996 THROUGH SEPTEMBER 30, 1998


          Preferred Stock   Common Stock      Capital in
          Issued    Par     Issued   Par      Excess of   Accumulated
          Shares    Value   Shares   Value    Par Value     Deficit    Total
Balances,
October 1,
1996,as
previously
reported       -   $ -   6,314,820 $6,000 $10,845,000 $(7,844,000) $3,007,000

 One-for-
 five reverse
 common stock
 split         -     -  (5,051,856)(5,000)      5,000         -        -
             ________________________________________________________________
Balances,
October 1,
1996,
as adjusted    -     -   1,262,964  1,000  10,850,000  (7,844,000) 3,007,000

 Preferred
 stock
 issued 1,000,000 10,000     -        -       990,000      -       1,000,000

 Preferred
 stock
 issuance
 cost          -     -       -       -        (52,000)     -         (52,000)

 Stock issued
 to employee
 benefit plan  -    -       16,592   -         39,000      -          39,000

 Net loss     -     -        -      -          -     (1,101,000) (1,101,000)
           __________________________________________________________________
Balances,
September
30,
1997  1,000,000 10,000 1,279,556  1,000  11,827,000  (8,945,000)  2,893,000

 Stock
 issued
 to
 employee
 benefit
 plan       -    -           7,414      -     15,000         -    15,000

 Common stock
 issued as
 preferred
 stock
 dividends  -    -          34,282      -        -           -        -

 Preferred
 stock
 converted
 to common
 stock   (1,000,000)(10,000)426,667   1,000     9,000         -        -

 Net loss   -       -      -        -         -          (226,000) (226,000)
          ___________________________________________________________________
Balances,
 September
 30, 1998   -       $ -  1,747,919 2,000 $11,851,000  $(9,171,000)$2,682,000
          ===================================================================

        See accompanying notes to these consolidated financial statements.

                      GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended
                                                        September 30,
                                                    1997              1998
Cash Flows from Operating Activities:
  Net loss                                     $(1,101,000)      $(226,000)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                  669,000         707,000
    Accretion of deferred rent                      47,000          46,000
    Minority interest                              120,000         266,000
    Loss (gain) on disposal of restaurants
    and equipment                                   55,000        (172,000)
    Loss on lease guarantees                       228,000         217,000
    Gain on sale of property, net                   (2,000)        (53,000)
    Common stock issued to 401(k) Plan
    for Company match                               39,000          15,000
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables                                 46,000         (42,000)
        Inventories                                  3,000          (1,000)
        Prepaid expenses and other                  17,000           3,000
     (Decrease) increase in:
        Accounts payable                            61,000         (24,000)
        Accrued and other liabilities             (172,000)       (351,000)
                                                  ________         ________
   Net cash provided by operating activities        10,000         385,000

Cash Flows from Investing Activities:
   Payments for the purchase of property and
    equipment                                      (803,000)       (231,000)
   Proceeds from sale of assets                       2,000         532,000
   Payments made in conjunction with
    the sale of a store                             (75,000)              -
   Loans made to franchisees                              -        (451,000)
   Payments received on loans to franchisees              -         380,000
   Payment received for RTC bankruptcy settlement         -         300,000
                                                   ________        ________
       Net cash provided by (used in) investing
       activities                                  (876,000)        530,000

Cash Flows from Financing Activities:
   Principal payments on notes payable and
     long-term debt                                (113,000)       (152,000)
   Borrowings on notes payable and long-term debt   200,000          18,000
   Distributions paid to minority interests in
     partnerships                                  (283,000)       (440,000)
   Contributions from minority interest in
     partnerships                                   180,000          19,000
   Proceeds from the sale of preferred stock        750,000               -
                                                    _______        ________
       Net cash provided by (used in)
         financing activities                      734,000         (555,000)
                                                   _______         _________

Increase (Decrease) in Cash and Cash
  Equivalents                                     (132,000)         360,000

Cash and Cash Equivalents, beginning of period     540,000          408,000
                                                  ________         ________

Cash and Cash Equivalents, end of period        $  408,000        $ 768,000
                                                ==========        =========
Supplemental Disclosures of Cash Flow Information:
   Cash paid for interest$                          89,000        $  91,000
                                                ==========        =========
   Cash paid for taxes                          $       -         $       -
                                                ==========        =========
   Purchase of equipment through payables
     and capital leases                         $   57,000        $  18,000
                                                ==========        =========
   Conversion of note to preferred stock        $  250,000        $       -
                                                ==========        =========

   Conversion of preferred stock to common
    stock                                       $        -        $1,000,000
                                                ==========        ==========


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

     Drive Thru commenced operations in 1986 and, as of September 30, 1998, operates 15 company-owned and joint venture drive-thru fast food hamburger restaurants. The Company's restaurants are primarily in Colorado. In addition, Drive Thru has 13 franchises operating in Colorado and one in Boise, Idaho, and is offering franchises for development of additional Drive Thru restaurants.

     Principles of Consolidation - The consolidated financial statements include the accounts of Good Times and its subsidiaries, including certain 50% (approximately) owned limited partnerships in which the Company exercises control as general partner. All intercompany accounts and transactions are eliminated. The unrelated limited partners' equity of each partnership has been recorded as minority interest in the accompanying consolidated financial statements.

     Opening Costs - Opening costs are expensed as incurred.

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

                     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.
An obligation representing future payments (which totaled $236,000 as of September 30, 1998) has been reflected in the accompanying consolidated balance sheet as a deferred liability. The remaining balance includes a deferred gain of $52,000 on the sale of a restaurant.

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

     Income Taxes - Income taxes are provided for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

     Net Loss Per Common Share - The income (loss) per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 1998 and 1997 as the Company had losses from continuing operations and therefore, the effect of all potential common stocks was antidilutive.

     Financial Instruments and Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as the primary leasee of certain leases that were assigned to third parties in connection with various store closures (see Note 5).

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and receivables. At September 30, 1998, the Company maintained cash balances with a commercial bank, which were approximately $593,000 in excess of FDIC limits and maintained a government fund balance of $33,000. At September 30, 1998, notes receivable totaled $525,000 and were from four entities. The notes receivables are generally collateralized by buildings and equipment and guaranteed by certain individuals. Additionally, the Company has receivables of $281,000, which consists principally of current franchise receivables and a condemnation proceeding receivable of approximately $165,000 (see Note 2).

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

     Impact of Recently Issued Accounting Standards - In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. SFAS No. 130 is not expected to have a material effect on future financial statement disclosures and results of operations and financial position will be unaffected by implementation of this standard.
SFAS No. 131 is not expected to have a material impact on the Company.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact the Company regarding future financial statement disclosures, results of operations and financial position.

2.  Sale of Restaurants:

On September 30, 1995, the Company sold all its stock in RTC, a 100% owned subsidiary, for $100,000 cash and a $291,000 note. The note had an interest rate of prime minus 2% and is payable quarterly based on an amortization period of 20 years, with a balloon payment at the end of 5 years. The Company elected to report the gain on sale under the installment method and originally deferred the unrealized gain of $66,000 on the $291,000 note. In 1996, the purchaser of RTC declared bankruptcy. In connection with the bankruptcy of RTC in 1996, the Company recorded $231,000 associated with the write-off of the RTC note receivable (net of deferred gain) and accrued a $333,000 loss associated with RTC lease guarantees and a note payable (net of estimated recoveries) guaranteed by the Company. The Company has subleased one RTC restaurant and is currently managing one RTC restaurant in order to minimize future losses associated with its lease guarantees. In 1998, the Company accrued an additional $217,000 related to the lease guarantees. Operating RTC stores resulted in a loss of $31,000 during fiscal 1998, which is recorded in other operating expenses.

     During the year ended September 30, 1996, the Company approved the sale of its interest in one of its managed limited partnerships to the limited partner. The Company remains a guarantor on $296,000 of notes payable assumed by the purchaser. However, the purchaser and an additional guarantor have personally agreed to indemnify the Company for any payments made on the note by the Company.

     In 1998, the Company closed a store because a local government body condemned the development on which it was located. The Company was able to move the building and equipment to a storage facility. The Company expects to be reimbursed from the condemnation proceeds for certain costs, including abandoned site improvements and moving costs, which is included as a receivable at
                                   F-11
 September 30, 1998.

     During the year ended September 30, 1998, the Company sold a restaurant to a franchisee for $374,000 cash and a $76,000 note. The Company recognized a gain on the sale in the amount of approximately $184,000, which is included in loss (gain) on disposal of restaurants and equipment.

3.     Notes Receivable:

    Notes receivable consist of the following as of September 30, 1998:


Note receivable, 8%, monthly payments of principal and interest are due in the amount of $3,410, with the final payment due
in June 2010.  Collateralized by a building and equipment and
guaranteed by an individual.                                        $311,000

Note receivable, 8%, monthly payments of principal and interest are due in the amount of $940, with the final payment due in June
2008.  This receivable may be due earlier if sales
generated by the collateralized restaurant exceed a certain
dollar amount.  Collateralized by a second interest in a building
and guaranteed by an individual.                                      76,000

Note receivable, 9%, monthly payments of principal and interest in the amount of $1,245, with final payment on September 1, 2000 collateralized by building and equipment.  The note is personally guaranteed by an individual.  The borrower of this note has not made payments in over one year, and the note is under lawsuit to
collect.  The Company's management intends to pursue full
collection, and believes that the collateral is adequate to cover
the note balance.                                                     42,000

Note receivable, 12%, monthly payments of interest only
are due until September 1, 1999.  Starting in September 1999, equal monthly payments of principal and interest are due, with the final payment on September 1, 2001.  Collateralized by a second
interest in building and equipment.                                   76,000

Other notes, various terms.                                           20,000
                                                                      ______
                                                                     525,000
Less current portion.                                                (42,000)
                                                                     _______
                                                                     483,000
                                                                     =======

                     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     Notes Payable and Long-Term Debt:


Promissory note, payable by a limited partnership, of which the Company is the general partner, interest and principal payable monthly, with the final payment due August 1, 2004.
The interest rate on the note is variable based on the 30-day commercial paper plus 3%, with a floor of 6%. At the option of the Company, the interest rate may be converted to a fixed rate equal to the 7-year treasury bill rate plus 3%, with a floor of 8%. This note is guaranteed by the Company, and the limited partner who is also a significant stockholder (see Note 9). $175,000

Note payable to an individual and his pension plan with interest
at 12%, payable quarterly, principal due in May 2000.                300,000

Other notes payable, various terms.                                   84,000
                                                                     _______
                                                                    $559,000
Less current portion.                                                (96,000)
                                                                     _______
                                                                    $463,000
                                                                    ========

     As of September 30, 1998, debt payments over the next five years are as follows:

           1999                                                       $96,000
           2000                                                       331,000
           2001                                                        33,000
           2002                                                        35,000
           2003                                                        34,000
           Thereafter                                                  30,000
                                                                     ________
                                                                     $559,000
                                                                     ________

     During the year, the Company entered into a commitment letter with a financial institution. Under the terms of the commitment, the Company can borrow up to $3,000,000. Borrowings under the commitment can be made only for the development of new Good Times Restaurants. The loan is to be partially guaranteed by a significant stockholder (or entities related to the significant stockholder) (see Note 8). The Company has agreed to pay the guarantors an annual fee in the amount of 2% of the average outstanding principal in cash or 3% of the average outstanding principal in common stock and also agreed to issue a warrant to purchase 426,667 shares at $.0001 per share which is only exercisable in the event of the bankruptcy of the Company. Furthermore, the Company agreed to certain covenants to remain in effect so long as the guarantee is in place.

                    GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     Commitments and Contingencies:

     The Company's office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. The Company paid no material amounts as a result of these provisions.

     Following is a summary of operating lease activities:

                                                                 Operating
                                                                   Leases
                                                                    1998

                Minimum rentals                                  $1,294,000
                Less sublease rentals                              (355,000)
                                                                 ____________
                    Net rent expense                             $  939,000
                                                                 ============

     As of September 30, 1998, future minimum rental commitments required under Good Times and Drive Thru capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

                                                                  Operating
                                                                    Leases

                1999                                             $1,322,000
                2000                                              1,332,000
                2001                                              1,214,000
                2002                                              1,193,000
                2003                                              1,082,000
                Thereafter                                        8,042,000
                                                                 __________
                                                                 14,185,000

                Less sublease rentals                            (4,686,000)
                                                                 __________
                                                                 $9,499,000
                                                                 ==========

     The Company remains contingently liable on several leases of restaurants that were previously sold, which have been included in the future minimum rental commitment schedule above. The Company is also a guarantor on a Small Business Administration loan to a franchisee for approximately $368,000.

     The Company is subject to litigation in the normal course of business. The litigation is not expected to have a material impact to the Company.

              GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     Managed Limited Partnerships:

     Drive Thru is the general partner of certain limited partnerships that were formed to develop Drive Thru restaurants. Limited partner contributions have been used to construct new restaurants. Drive Thru, as a general partner, generally receives an allocation of approximately 50% of the profit and losses and a fee for its management services. The limited partners' equity has been recorded as a minority interest in the accompanying consolidated financial statements.



7.     Income Taxes:

     Deferred tax assets (liabilities) are comprised of the following at September 30, 1998:

                                               Current            Long-Term
     Deferred assets (liabilities):
     Partnership basis difference              $    -             $633,000
     Net operating loss carryforward                -            2,001,000
     Property and equipment basis differences       -           (1,139,000)
     Other accrued liability difference       167,000               52,000
                                              _______            _________
     Net deferred tax assets                  167,000            1,547,000
     Less valuation allowance*               (167,000)          (1,547,000)

     Net deferred tax assets                  $    -              $      -
                                             ========            =========

     * The valuation allowance increased by $343,000 during the year ended September 30, 1998 due mainly to an increase in accrued settlement not deductible currently for tax.

     The Company has no taxable income under Federal and state tax laws. Therefore, no provision for income taxes was included. The Company has net operating loss carry forwards of approximately $5,400,000 for income tax purposes which expire from 2002 through 2012. The use of these losses may be restricted in the future due to changes in ownership.

8.     Related Parties:

     In fiscal 1998, the Bailey Company (the "Bailey's"), a significant common stock shareholder, converted all of the outstanding Convertible Preferred Stock to common stock.

              GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Bailey's have entered into a co-development agreement with the Company as well as two franchise agreements and an attendant management agreement. The Company also leases office space from the Bailey's. Rent paid to the Bailey's in 1998 was $22,000 and future rent payments due to the Bailey's total $22,000 in 1999. The Bailey's and the Company have guaranteed a loan made to the co-development partnership in the amount of $175,000. Two of the Company's Board members are principals of the Bailey's. As described in Note 4, the Bailey's have also agreed to guarantee certain future loan arrangements and the Company has agreed to pay the Bailey's a fee for this guarantee.


9.Stockholders' Equity:

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

     On October 1, 1996, the Company closed the sale of $1 million of preferred stock, $250,000 of which was the conversion of a note payable. The remaining $750,000 of preferred stock was purchased in three equal installments of $250,000 on October 1,1996, January 1, 1997, and April 1, 1997. In connection with the sale, the Company paid stock issuance costs in the amount of $52,000. In August 1998, the preferred stockholder exercised its right to convert the preferred stock to common stock at a rate of $2.34375. All such preferred stock was converted and none is outstanding at September 30, 1998. As of September 30, 1998, there were $25,000 of dividends in arrears.

10.     Stock-Based Compensation:

     The Company has an incentive stock option plan (the ISO) and a non-statutory stock option plan (the NSO) whereby 150,000 shares and 60,000 shares, respectively, are reserved for issuance. As of September 30, 1998, options for the purchase of 106,180 and 26,000 shares of common stock are outstanding under these plans, respectively, and no options have been exercised. All prior year shares, options and warrants, and their related prices have been restated to reflect the one-for-five reverse stock split.

     The following is a summary of activity under these stock option plans for the years ended September 30, 1997 and 1998.

                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Incentive Stock Options - Activity for incentive stock options is summarized below.

                                        1997                      1998
                                             Weighted               Weighted
                                             Average                Average
                                  Number     Exercise    Number     Exercise
                                  Of Shares  Price       Of Shares  Price
Outstanding, beginning of year    74,260     $11.40       71,500    $2.50
     Canceled                    (74,660)    $11.25       (1,200)   $2.50
     Granted                      71,900     $ 2.50       35,880    $2.50
                                  ______                  ______
Outstanding, end of year          71,500     $ 2.50      106,180    $2.50
                                  ======                 =======

For all options granted during 1997 and 1998, the weighted average fair value per option was approximately $1.99 and $1.64, respectively. All the outstanding options at September 30, 1998 had an exercise price of $2.50.

     At September 30, 1998, options for 62,890 shares were exercisable. An additional 5,308, 9,726, 14,144, and the remaining 14,112 shares will be exercisable on September 30, 1999, 2000, 2001, and 2002, respectively, all at a $2.50 weighted average exercise price. If not previously exercised, options outstanding at September 30, 1998 will expire as follows:

                                                               Weighted
                                                               Average
                                   Number                      Exercise
Year Ending September 30,          of Shares                   Price
     2007                          70,900                       $2.50
     2008                          35,280                       $2.50
                                  _______
     Total                        106,180
                                  =======

                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Non-Qualified Stock Options - The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 1997 and 1998:

                                   1997                     1998
                                            Weighted                Weighted
                                            Average                 Average
                                 Number     Exercise    Number      Exercise
                                 Of Shares  Price       Of Shares   Price
Outstanding, beginning of year   21,121     $11.70      21,121      $11.70
     Granted                          -     $    -      14,000      $ 2.50
     Canceled/expired                 -     $    -      (9,121)     $15.60
     Exercised                        -     $    -           -      $    -
                                  ______                ______
Outstanding, end of year          21,121    $11.70      26,000      $ 5.38
                                  ======                ======

     All outstanding non-qualified options were exercisable at September 30, 1998. If not previously exercised, non-qualified options outstanding at September 30, 1998 will expire as follows:


Year Ending September 30,
                                                         Weighed
                                                         Average
                                   Number                Exercise
                                   of Shares             Price
     1999                          12,000                $8.75
     2002                          14,000                $2.50
                                   ______
     Total                         26,000
                                   ======

Stock Purchase Warrants - The Company has granted warrants which are summarized as follows for the years ended September 30, 1997 and 1998:

                                             1997                   1998
                                            Weighted                Weighted
                                            Average                 Average
                                Number      Exercise    Number      Exercise
                                Of Shares   Price       Of Shares   Price
Outstanding, beginning of year  689,710     $ 9.25       571,073    $ 9.85
     Granted                    536,603     $10.00             -    $    -
     Repriced                  (536,603)    $14.50             -    $    -
     Expired                   (118,637)    $15.20       (24,470)   $ 6.75
                                _______                   ______
Outstanding, end of year        571,073     $ 9.85       546,603    $ 9.95
                                =======                  =======

                                     F-18


                 GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     All outstanding warrants were exercisable at September 30, 1998. If not previously exercised, warrants outstanding at September 30, 1998 will expire as follows:

                                                                    Weighted
                                                                    Average
                                                  Number            Exercise
 Year Ending September 30,                        Of Shares         Price
     1999                                         536,603           $10.00
     2000                                          10,000           $ 7.00
                                                  _______
           Total                                  546,603
                                                  =======

     The Company expects to extend the expiration date of these warrants.

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

                                                   Year Ended September 30,
                                                    1997             1998
     Net loss applicable to common stockholders:
       As reported                                $1,166,000       $266,000
       Pro forma                                   1,278,000        297,000
     Net loss per common share:
       As reported                                $     (.18)      $   (.20)
       Pro forma                                        (.20)          (.22)


     The fair value of each employee option granted in 1997 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   Year Ended September 30,
                                                    1997            1998
     Expected volatility                             130%           105%
     Risk-free interest rate                         6.5%           5.5%
     Expected dividends                                -              -
     Expected terms (in years)                         3              4

                                    F-19


                    GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Subsequent to year-end, the Company issued 42,420 incentive stock options at a exercise price of $2.31. These options expire in the fiscal year 2009. The Company also issued 34,000 non-statutory options at an exercise price of $2.31, which expire in the year 2003. Subsequent to year-end, the Company has also agreed to increase the authorized number of shares reserved for incentive stock option issuance to 525,000 upon shareholder approval, and issue an additional 89,980 incentive stock options and no non-statutory stock options upon shareholder approval. The exercise price on these options will not be determined until the Company obtains approval from its shareholders.


11.   Retirement Plan:

     The Company has a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, using the Company's common stock in an amount equal to 25% of the employees contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company has accrued for contributions of $20,000 at September 30, 1998.

                                   F-20

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

3.1          Articles of Incorporation of the Registrant   (1) - Exhibit 3.1

3.2          Amendment to Articles of Incorporation of
             the Registrant dated January 23, 1990         (2) - Exhibit 3.1

3.4          Restated Bylaws of Registrant dated
             June 10, 1996                                (11) - Exhibit 3.4

3.5          Certificate of Amendment of Articles
             of Incorporation                             (11) - Exhibit 3.5

3.6          Restated Bylaws of Registrant dated
             November 7, 1997                             (12) - Exhibit 3.6

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

4.9          1992 Incentive Stock Option Plan of
             Registrant, as amended                         *

4.10         1992 Non-Statutory Stock Option Plan of
             Registrant, as amended                         *

4.11         Form of warrant dated June 1, 1995 for the
             purchase of 50,000 shares of Registrant's
             Common Stock at an exercise price of
             $1.40 per share issued to Boulder
             Radiologists Inc., Defined Benefit Plan -
             Dubach, of indebtedness by Registrant to
             Dr. Kenneth Dubach                           (9) - Exhibit 4.15

4.12         First Amended and Restated Series B
             Warrant Agreement                           (11) - Exhibit 4.16

4.13         Third Amended and Restated Warrant
             Agreement                                   (11) - Exhibit 4.17

10.1         Form of Promissory Note dated June 1, 1995
             by and between Good Times Restaurants Inc.
             and Boulder Radiologist Inc. Pension Plan
             FBO Dubach in the amount of $300,000
             due and payable on May 31, 2000              (9) - Exhibit 10.28

10.2         Master Lease Agreement in the aggregate
             amount of $2,000,000 between Capital
             Associates International, Inc., as Lessor,
             and Good Times Drive Thru Inc. as Lessee     (9) - Exhibit 10.30

10.3         Form of Promissory Note dated November 3, 1995
             by and between AT&T Commercial Finance
             Corporation, Boise Co-Development Limited
             Partnership, Good Times Drive Thru Inc. as
             general partner, and Good Times Restaurants
             Inc. as guarantor in the amount of
             $254,625                                     (9) - Exhibit 10.34

10.4       Form of Promissory Note dated November 3, 1995
           by and between AT&T Commercial Finance
           Corporation, Boise Co-Development Limited
           Partnership, Good Times Drive Thru Inc. as
           general partner, and Good Times Restaurants
           Inc. as guarantor in the amount of
           $104,055                                      (9) - Exhibit 10.35

10.5       Series A Convertible Preferred Stock Purchase
           Agreement dated as of May 31, 1996 by and
           among Good Times Restaurants Inc. and
           The Bailey Company                           (11) - Exhibit 10.13

10.6       First Amendment to Series A Convertible
           Preferred Stock Purchase Agreement
           effective as of May 31, 1996 by and between
           Good Times Restaurants Inc. and The
           Bailey Company                               (11) - Exhibit 10.14

10.7       Registration Rights Agreement dated
           May 31, 1996 regarding registration
           rights of the common stock issuable
           upon conversion of the Series A
           Convertible Preferred Stock                  (11) - Exhibit 10.15

10.8       Employment Agreement dated May 3, 1996
           between Registrant and Boyd E. Hoback        (11) - Exhibit 10.17

10.9       Amendment and Agreement Regarding
           Series A Convertible Preferred Stock
           by & between Good Times Restaurants Inc.
           and The Bailey Company dated December
           3, 1997, effective as of October 31, 1997    (12) - Exhibit 10.13

10.10      Indemnification by Dr. Kenneth Dubach to Good
           Times Drive Thru Inc. dated December 10, 1996
           with respect to the promissory note of
           the Boise Co-Development Limited
           Parntership dated November 3, 1995 in the
           original amount of $254,625 and the promissory
           note dated November 3, 1995 in the original
           amount of $104,055.                          (12) - Exhibit 10.14

10.11      Settlement Agreement between Good Times
           Restaurants Inc. and Round The Corner
           Restaurants, Inc. dated August 29, 1997      (12) - Exhibit 10.14

10.12      Office lease.                                 *

10.13      The Bailey Company guaranty agreement.        *

10.14      Safeco commitment letter.                     *

10.15      Poison pill.                                  *

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

(2) Incorporated by reference from Registrant's current report on Form 8-K dated January 18, 1990 (File No. 33-25810-LA).

(3) Incorporated by reference from Registrant's Registration Statement on Form S-1 as filed with the Commission on March 26, 1990 (File No. 33-33972).

(4) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1990.

(5) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1991.

(6) Incorporated by reference from Registrant's Registration Statement on Form S-1 as filed with the Commission on March 27, 1992 (File No. 33-46813).

(7) Incorporated by reference from Registrant's Form 10-K for the fiscal year ended September 30, 1993.

(8) Incorporated by reference from Registrant's Form 10-KSB for the fiscal year ended September 30, 1994.

(9) Incorporated by reference from Registrant's Form 10-KSB/A for the fiscal year ended September 30, 1995.

(10) Incorporated by reference from Registrant's Form 10-QSB for the quarter ended March 31, 1996.

      (b)   Current Reports on Form 8-K.
            None.

(11) Incorporated by reference from Registrant's Form 10-KSB for the fiscal year ended September 30, 1996.

(12) Incorporated by reference from Registrant's Form 10-KSB for the fiscal year ended September 30, 1997.


  *   Filed herewith.


                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:       December 18, 1998          GOOD TIMES RESTAURANTS INC.

                                              /s/ Boyd E. Hoback
                                           By:_________________________
                                              Boyd E. Hoback, President

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                   TITLE                    DATE

/s/Geoffrey R. Bailey
__________________               Chairman             December 18, 1998
Geoffrey R. Bailey

/s/Dan W. James II
__________________               Director             December 18, 1998
Dan W. James II


/s/Boyd E. Hoback
__________________               President, Chief     December 18, 1998
Boyd E. Hoback                   Executive Officer
                                 and Director

/s/David E. Bailey
___________________              Director             December 18, 1998
David E. Bailey

/s/Thomas P. McCarty
___________________              Director             December 18, 1998
Thomas P. McCarty

/s/Alan A. Teran
___________________              Director             December 18, 1998
Alan A. Teran

/s/Richard J. Stark
___________________              Director             December 18, 1998
Richard J. Stark