Form 10QSB
period 1998-12-31
GOOD TIMES RESTAURANTS INC
filed 1999-01-29
CIK 825324

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended:December 31, 1998 Commission File Number: 0-18590

                        GOOD TIMES RESTAURANTS INC.
          (Exact name of registrant as specified in its charter)

                                 NEVADA
      (State or other jurisdiction of incorporation or organization)

                               84-1133368
                 (I.R.S. Employer Identification No.)

                 601 CORPORATE CIRCLE, GOLDEN, CO 80401
                 _______________________________________
          (Address of principal executive offices) (Zip Code)

                            (303) 384-1440
                            ______________
         (Registrant's telephone number, including area code)

                ______________________________________
  (Former name, former address and former fiscal year, since last report.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X   Yes      No
__        __


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at December 31, 1998.

             1,754,991 SHARES OF COMMON STOCK, .001 PAR VALUE
             ________________________________________________

                              Form 10-QSB
                    Quarter Ended December 31, 1998


                                 INDEX
                                 _____
                                                                    PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                                    3
     December 31, 1998
     and September 30, 1998

     Consolidated Statements of Operations                            5
     For the three months ended December 31,
     1998 and 1997

     Consolidated Statement of Cash Flow -                            6
     For the three months ended December 31,
     1998 and 1997

     Notes to Financial Statements                                    7

     ITEM 2.  Management's Discussion and Analysis                    8


PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                              10

     Signature                                                       11

              GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

                                ASSETS



                                                December 31,     September 30,
                                                    1998              1998
CURRENT ASSETS:
     Cash and cash equivalent                   $ 676,000           $ 768,000
     Receivables                                  376,000             281,000
     Inventories                                   66,000              52,000
     Prepaid expenses and other                    21,000               8,000
     Notes receivable                              54,000              42,000
                                               __________          __________
          Total current assets                  1,193,000           1,151,000

PROPERTY AND EQUIPMENT, at cost:
     Land and building                          2,511,000           2,511,000
     Leasehold improvements                     2,303,000           2,298,000
     Fixtures and equipment                     2,751,000           2,735,000
                                               __________          __________
                                                7,565,000           7,544,000
     Less accumulated depreciation
       and amortization                        (2,788,000)         (2,625,000)
                                               ___________         ___________
                                                4,777,000           4,919,000
OTHER ASSETS:
     Notes receivable                             466,000             483,000
     Deposits & other                              31,000              25,000
                                               __________          __________
                                                  497,000             508,000
                                               __________          __________
TOTAL ASSETS                                   $6,467,000          $6,578,000
                                               ==========          ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Current maturities of long-term debt      $   68,000          $   96,000
     Accounts payable                             407,000             441,000
     Accrued liabilities - Las Vegas               14,000              16,000
     Accrued liabilities - RTC                    142,000             148,000
     Accrued liabilities - other                  533,000             564,000
                                                _________          __________
               Total current liabilities        1,164,000           1,265,000

LONG-TERM LIABILITIES:
     Debt                                         456,000             463,000
     Las Vegas accrued liabilities                121,000             124,000
     RTC accrued liabilities                      256,000             291,000
     Deferred liabilities                         295,000             288,000
                                                _________          __________
               Total long-term liabilities      1,128,000           1,166,000

MINORITY INTERESTS IN PARTNERSHIPS              1,427,000           1,465,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value;
          5,000,000 shares authorized,
          None issued and outstanding                   -                  -

                 GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Cont.)


                                             December 31,       September 30,
                                                1998                1998

     Common stock, $.001 par value;
          50,000,000 shares authorized,
          1,754,991 shares issued and
          outstanding as of December 31,
          1998 and 1,747,919 shares
          issued and outstanding as
          of September 30, 1998                 2,000                 2,000

     Capital contributed in excess
          of par value                     11,867,000            11,851,000
     Accumulated deficit                   (9,121,000)           (9,171,000)
                                           __________            __________
               Total stockholders' equity   2,748,000             2,682,000
                                           __________            __________

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $6,467,000            $6,578,000
                                           ==========            ==========

                   GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                      December 31,


                                                   1998          1997
NET REVENUES:
     Restaurant sales, net                      $3,432,000    $3,058,000
     Franchise revenues, net                        67,000        49,000
                                                __________    __________
          Total revenues                         3,499,000     3,107,000

RESTAURANT OPERATING EXPENSES:
     Food & paper costs                          1,283,000     1,078,000
     Labor, occupancy & other                    1,345,000     1,350,000
     Accretion of deferred rent                      7,000        10,000
     Depreciation & amortization                   154,000       165,000
                                                __________    __________
          Total restaurant operating costs       2,789,000     2,603,000

INCOME FROM RESTAURANT OPERATIONS                  710,000       504,000

OTHER OPERATING EXPENSES:
     Selling, general & administrative expenses   569,000       553,000
     Loss (Income) from operating RTC stores        4,000         7,000
                                                _________     _________
          Total other operating costs             573,000       560,000

INCOME (LOSS) FROM OPERATIONS                     137,000       (56,000)

OTHER INCOME & (EXPENSES)
     Minority income (expense), net               (92,000)      (44,000)
     Interest, net                                 (2,000)      (14,000)
     Other, net                                     7,000        52,000
                                                _________     _________
        Total other income & (expenses)           (87,000)       (6,000)

NET INCOME (LOSS)                               $  50,000     $ (62,000)
                                                =========     =========

PREFERRED STOCK DIVIDENDS IN ARREARS                  -0-        20,000
                                                _________     __________

NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCKHOLDERS                        $  50,000     $ (82,000)
                                                =========     =========

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE                                $     .03     $    (.06)
                                                =========     ==========
WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION:

    BASIC                                       1,751,071      1,304,037
                                               ==========     ==========

    DILUTED                                     1,770,593            N/A
                                               ==========     ==========


                    GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                            December 31,


                                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $ 50,000       $(62,000)
           Depreciation and amortization               163,000        177,000

          Changes in operating assets & liabilities --
          (Increase) decrease in:
               Prepaids & receivables                 (108,000)       210,000
               Inventories                             (14,000)       (21,000)
               Other assets                             (1,000)        16,000
               Opening expenses                            -0-          1,000

          (Decrease) increase in:
               Accounts payable                        (34,000)        (9,000)
               Accrued interest                            -0-            -0-
               Accrued property taxes                   30,000          6,000
               Accrued payroll & P/R taxes              (9,000)       (13,000)
               Other accrued liabilities/
                 deferred income                       (91,000)      (154,000)

               Net cash provided by (used in)
                 operating activities                  (14,000)       151,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) sale - FF&E, land,
          building and improvements                    (21,000)      (103,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt incurred (paid)                              (36,000)       (36,000)
     Minority interest                                 (37,000)       (40,000)
     Paid in capital activity                           16,000         15,000
                                                     _________      _________
       Net cash provided by (used in)
          financing activities                         (57,000)       (61,000)

INCREASE (DECREASE) IN CASH                          $ (92,000)     $ (13,000)
                                                     =========      =========

                      GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     UNAUDITED FINANCIAL STATEMENTS:

      In the opinion of management, the accompanying consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1998, the results of its operations and its cash flow for the three months ended December
31, 1998. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

       The consolidated balance sheet as of September 30, 1998 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's form 10-KSB for the fiscal year ended September 30, 1998.

2.     REVERSE STOCK SPLIT

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

General
_______

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

     The Company has initiated an enterprise-wide program to prepare the Company's IT systems and applications for the Year 2000. The Company has completed the assessment phase of its Year 2000 program and expects to incur internal staff costs as well as consulting and other expenses related to the Company's Year 2000 program. In addition, the Company has not completed the process of verification of whether vendors and suppliers with which the Company has material relationships are Year 2000 compliant, however the Company has contacted its major food supplier and has been told that such supplier has addressed the Year 2000 issue in connection with its business operations. If the Company and such third parties are unable to address Year 2000 issues in a timely manner, it could result in material financial risk to the Company, including the loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources necessary to resolve significant Year
2000 issues in a timely manner.

     Expenditures for Year 2000 issues are currently estimated to be $125,000 in fiscal 1999. The Company however is not able to determine the total costs for its Year 2000 program or whether the Year 2000 will have a material effect on the Company's financial condition, results of operations or cash flows.

     This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by the Company with the commission and incorporated herein by reference may contain forward-looking statements. The
Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

     (II) The Company may be negatively impacted if the Company is unable to sustain same store sales increases that were experienced during the first quarter of Fiscal 1999. Sales increases will be dependent, among other things, on the success of Company advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

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

     Drive Thru had twenty-nine units open at December 31, 1998, of which fourteen were franchised units, nine joint-venture units and six company-owned units compared to twenty-eight units open at December 31, 1997, of which eleven were franchised units, nine joint-venture units and eight company-owned units. Management anticipates that Drive Thru and its existing franchisees will develop a total of four to six Good Times units in the Denver ADI in 1999.

     The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company and Drive Thru for the three months ended December 31, 1997 and the results of the Company and Drive Thru for the three months ended December 31, 1998.

Results of Operations
_____________________

     Net Revenues. Net revenues for the three months ended December 31, 1998, increased $392,000 (+12.6%) to $3,499,000 from $3,107,000 for the same prior year period. Net revenues increased $113,000 due to one company-owned restaurant that was not open for the full prior year period. Net revenues decreased ($291,000) from one company-owned restaurant that was closed in March
1998 due to condemnation of the development (the restaurant will be relocated to a new site in 1999), and one company-owned restaurant that was sold to a franchisee in September 1998. Same store net revenues for company-owned and joint-venture restaurants increased $552,000 (20.6%) for the three months ended
December 31, 1998 from the same prior year period, of that increase approximately 16.6% was attributable to an increase in the average per person check and approximately 4.0% was attributable to an increase in customer traffic. The increase in average per person check and customer traffic was the result of a new television advertising campaign that was initiated in September
1998 featuring the introduction of a new onion ring product as well as more favorable weather conditions for the three months ended December 31, 1998, Compared to the same prior year period. Franchise revenue increased $18,000 for the three months ended December 31, 1998 due to an increase in franchise royalty income over the same prior year period.

     Food and Paper Costs. Food and paper costs were 37.4% of net restaurant sales for Drive Thru for the three months ended December 31, 1998, compared to 35.3% for the same prior year period. The increase in Drive Thru's food and paper costs is primarily attributable to the addition of the new onion ring product introduced in September 1998 and the product's disproportionately high percentage of sales. Management is actively working to reduce the cost of sales on the onion ring product. Additionally a price increase will be implemented on
February 1, 1999 and cost of sales is anticipated to be reduced by 1.5%.

     Income From Restaurant Operations.  For the three months ended December
31,
1998 income from restaurant operations increased to $710,000 from $504,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 20.7% for the three months ended December 31, 1998 from 16.5% for the three months ended December 31, 1997.

    Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 25.2% of net restaurant sales for the three months ended December 31, 1998 from 21.9% for the same prior year period.

     The improvement in both income and cash flow from restaurants as a percentage of net restaurant sales is a direct result of 1) management's focus on improving restaurant labor efficiencies and restaurant expenses; and 2) an increase in same store net restaurant sales, including a weighted average menu price increase of 3.5%, which causes restaurant expenses to decrease as a percentage of net restaurant sales.

     Income (Losses) From Operations. The Company had income from operations of
$137,000 for the three months ended December 31, 1998 compared to a loss from operations of ($56,000) for the three months ended December 31, 1997. The improvement in income from operations of $193,000 is primarily attributable to an increase in income from restaurant operations of $206,000 and a decrease in general and administrative expenses of $20,000, offset by an increase in advertising expenses of $36,000, compared to the same prior year period. The increase in advertising expenses is attributable to increased contributions to the advertising cooperative due to increased net restaurant sales compared to the same prior year period and a higher contribution rate of 6% of net restaurant sales compared to 5.5% of net restaurant sales in the same prior year period. The decrease in general and administrative expenses is primarily attributable to a reduction in corporate office rent expense as well as a reduction in professional services costs compared to the same prior year period.

    Net Income (Loss). The net income for the Company was $50,000 for the three months ended December 31, 1998 compared to a net loss for the Company of ($62,000) for the comparable prior year period. Minority interest expense increased $48,000 in the three months ended December 31, 1998 from the same prior year period. This was attributable to the improved income from restaurant operations of the Colorado joint-venture units compared to the same prior year period. Net interest expense decreased $12,000 for the three months ended December 31, 1998 from the same prior year period, attributable to a reduction in interest expense of $5,000 and an increase in interest income of $7,000. Other net income for the three months ended December 31, 1998 includes a gain of
$7,000 related to the settlement of a securities loss from 1995.

Liquidity and Capital Resources
_______________________________

     As of December 31, 1998, the Company and Drive Thru had $676,000 cash and cash equivalents on hand. The Company's cash balance and cash generated from operations will be used for increasing the Company's working capital reserves and for the development of new restaurants. Management believes this will be sufficient to cover the working capital needs of the Company for the 1999 fiscal year. The Company had a working capital excess of $29,000.

     During fiscal 1998, the Company executed a commitment letter with Safeco Credit Company for up to $3,000,000 in mortgage debt financing for the development of the new prototype restaurants, including the purchase of land underlying the restaurants. Management is seeking additional debt and lease financing for the development of additional company-owned double drive thru restaurants.

     Cash flow from operating activities for the three months ended December
31,
1998 includes the outlay of $166,000 for a short term loan made to the Good TimesAdvertising Cooperative. Subsequent to December 31, 1998 the Company has been paid in full for this loan.

     Cash flow from investing activities for the three months ended December
31,
1998 of $21,000 consists of recurring restaurant related capital expenditures.

     Cash flow from financing activities for the three months ended December
31,
1998 includes the issuance of $16,000 of stock to employees pursuant to the Company's 401(K) Savings & Investment Plan matching program.

     Neither the Company nor Drive Thru have any bank lines of credit.

Impact of Inflation
___________________

     Drive Thru has not experienced a significant impact from inflation. It is anticipated that any inflationary increases in operating costs will be recovered by increasing menu prices.

Seasonality
___________

     Revenues of Drive Thru are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in January, February and March.


              GOOD TIMES RESTAURANTS, INC. & SUBSIDIARIES

Part II. - Other Information

Item 1. - Legal Proceedings

            O'Brien v. Harkins and Good Times Drive Thru Inc.  On October 19,
            _________________________________________________
            1998 the Company settled this action against it by a past employee for $20,000. Such actiion was first reported in the Company's 10-QSB for the period ended March 31, 1998.

Item 2. - Changes in Securities
             None.

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


                                          GOOD TIMES RESTAURANTS INC.



DATE:                                  BY:
     January 28, 1999                     /s/ Boyd E. Hoback
     ________________                    __________________________
                                          Boyd E. Hoback, President
                                          & Chief Executive Officer




                                       BY:
                                          /s/ Sue Knutson
                                         __________________________
                                          Sue Knutson, Controller &
                                          Secretary/Treasurer