Form 10KSB
period 1999-03-31
GOOD TIMES RESTAURANTS INC
filed 1999-05-10
CIK 825324

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




      For Quarter Ended:  March 31, 1999 Commission File Number: 0-18590

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

 X      Yes        No
 __           __


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Total number of shares of common stock outstanding at March 31, 1999.

               1,865,675    SHARES OF COMMON STOCK, .001 PAR VALUE
               _________
Form 10-QSB
Quarter Ended March 31, 1999


                                  INDEX

                                                        PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                        3
     March 31, 1999 and September 30, 1998

     Consolidated Statements of Operations -              5
     For the three months ended March 31,
     1999 and 1998 and for the six months ended
     March 31, 1999 and 1998

     Consolidated Statements of Cash Flow -               6
     For the three months ended March 31,
     1999 and 1998 and for the six months
     ended March 31, 1999 and 1998

     Notes to Financial Statements                        7

     ITEM 2.  Management's Discussion and Analysis        8

PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                  12

     Signature                                           14





          GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                             March 31,      September 30,
                                                 1999               1998
CURRENT ASSETS:
     Cash and cash equivalent               $1,198,000          $ 768,000
     Receivables                               246,000            281,000
     Inventories                                49,000             52,000
     Prepaid expenses and other                 27,000              8,000
     Notes receivable                           98,000             42,000
                                             _________           ________
          Total current assets               1,618,000          1,151,000
PROPERTY AND EQUIPMENT, at cost:
     Land and building                       2,541,000          2,511,000
     Leasehold improvements                  2,316,000          2,298,000
     Fixtures and equipment                  2,796,000          2,735,000
                                             _________          _________
                                             7,653,000          7,544,000
     Less accumulated depreciation
        and amortization                    (2,952,000)        (2,625,000)
                                             _________          _________
                                             4,701,000          4,919,000
OTHER ASSETS:
     Notes receivable                          417,000            483,000
     Deposits & other                           43,000             25,000
                                             _________          _________
                                               460,000            508,000
TOTAL ASSETS                                $6,779,000         $6,578,000
                                             =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt   $   35,000           $ 96,000
     Accounts payable                          440,000            441,000
     Accrued liabilities - Las Vegas            14,000             16,000
     Accrued liabilities - RTC                 136,000            148,000
     Accrued liabilities - other               609,000            564,000
                                             _________          _________
               Total current liabilities     1,234,000          1,265,000

LONG-TERM LIABILITIES:
     Debt                                      448,000            463,000
     Las Vegas accrued liabilities             117,000            124,000
     RTC accrued liabilities                   241,000            291,000
          Deferred liabilities                 300,000            288,000
                                             _________          _________
               Total long-term liabilities   1,106,000          1,166,000

MINORITY INTERESTS IN PARTNERSHIPS           1,389,000          1,465,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value;
          5,000,000 shares authorized,
          None issued and outstanding


                GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET (Cont.)



                                                March 31,     September 30,
                                                     1999              1998
     Common stock, $.001 par value;
          50,000,000 shares authorized,
          1,865,675 shares issued and
          outstanding as of March 31,
          1999 and 1,747,919 shares
          issued and outstanding as
           of September 30, 1998                     2,000            2,000

     Capital contributed in excess
          of par value                          12,167,000       11,851,000
     Accumulated deficit                        (9,119,000)      (9,171,000)
                                                __________       __________
               Total stockholders' equity        3,050,000        2,682,000
                                                __________       __________
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $6,779,000       $6,578,000
                                                 =========        =========



                   GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                             Three Months Ended          Six Months Ended
                                   March 31,                 March 31,
                                1999         1998         1999        1998

NET REVENUES:
     Restaurant sales, net      $3,191,000   $2,982,000  $6,623,000  $6,040,000
     Franchise net revenues         61,000       32,000     128,000      80,000
                                _________   __________  _________    _________
          Total revenues         3,252,000    3,014,000   6,751,000   6,120,000

RESTAURANT OPERATING EXPENSES:
    Food & paper costs            1,143,000    1,073,000   2,426,000  2,151,000

    Labor, occupancy & other     1,282,000    1,346,000   2,627,000   2,695,000
     Accretion of deferred rent      7,000       10,000      14,000      20,000
     Depreciation & amortization   155,000      169,000     309,000     334,000
                                 _________    _________   _________    ________
          Total restaurant      2,587,000    2,598,000   5,376,000    5,200,000
          operating costs

INCOME FROM RESTAURANT          665,000       416,000   1,375,000      920,000
OPERATIONS

OTHER OPERATING EXPENSES:
     Selling, general &         562,000       558,000   1,131,000    1,110,000
     Administrative expenses
     Loss, (income) from         13,000         6,000      17,000       12,000
     Operating RTC stores       _______       _______   _________    _________
        Total other operating   575,000       564,000   1,148,000    1,122,000
        Expenses

INCOME (LOSS) FROM OPERATIONS    90,000      (148,000)    227,000     (202,000)

OTHER INCOME & (EXPENSES)
     Minority income (expense) (90,000)       (36,000)  (182,000)     (81,000)
      Net
     Interest, net                   0        (15,000)    (2,000)     (30,000)
     Loss from RTC &                 0        (55,000)         0      (55,000)
     Las Vegas lease liabilities
     Other, net                  2,000          1,000      9,000       53,000
                                ______        _______    _______     ________
          Total other income   (88,000)      (105,000)  (175,000)    (113,000)
          & expenses

NET INCOME (LOSS)               $2,000      ($253,000)   $52,000    ($315,000)
                               =======       ========    =======     ========

PREFERRED STOCK DIVIDENDS            0         20,000          0       45,000
 IN ARREARS

NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCKHOLDERS        $2,000      ($273,000)   $52,000    ($360,000)
                              ========       ========    =======     ========
NET INCOME (LOSS) PER             $.0          ($.21)      $.03       ($.28)
COMMON SHARE                  ========         =======    ======      =======

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION

     BASIC                   1,764,369      1,306,912  1,757,647   1,301,300
     DILUTED                 1,796,831      1,306,912  1,783,932   1,301,000


              GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Three Months Ended        Six Months Ended
                                         March 31,                 March 31,
                                        1999      1998        1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)              $ 2,000   ($253,000)    $52,000  ($315,000)
        Depreciation and            164,000     182,000     327,000    360,000
         amortization
        Changes in operating
         assets & liabilities--
        (Increase) decrease in:
            Prepaids &              125,000      51,000      17,000    262,000
            receivables
            Inventories              17,000      17,000       3,000     (4,000)
            Other assets             (7,000)     19,000      (8,000)    35,000
            Opening expenses              0           0           0          0

        (Decrease) increase in:
            Accounts payable         33,000     (26,000)     (1,000)   (36,000)
            Accrued interest              0           0           0          0
            Accrued property taxes   33,000      33,000      63,000     39,000
            Accrued payroll &         6,000       2,000      (3,000)   (10,000)
            P/R taxes
Other accrued liabilities            17,000      24,000     (74,000)  (130,000)
 /deferred income                    ______      ______      ______    _______

            Net cash provided by
            (Used in)
             operating activity     390,000      49,000     376,000    201,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) sale - FF&E, land,
     building & improvements        (89,000)    (39,000)   (110,000)  (142,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt incurred (paid)           (40,000)     63,000     (76,000)    26,000
     Minority interest              (38,000)    (38,000)    (75,000)   (78,000)
     Paid in capital activity       300,000           0     316,000     15,000
                                    -------      ------     -------    -------

       Net cash provided by         222,000      25,000     165,000    (37,000)
       (Used in)
        financing activities

INCREASE (DECREASE) IN CASH       $ 523,000    $ 35,000   $ 431,000    $22,000


                GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.     UNAUDITED FINANCIAL STATEMENTS:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, the results of its operations and its cash flow for the three month period ended March 31, 1999 and for the six month period ended March 31, 1999. Operating results for the three month period ended March 31, 1999 and for the six month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

     The consolidated balance sheet as of September 30, 1998 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 1998.

2.     REVERSE STOCK SPLIT:

    On February 12, 1998, the shareholders approved a one-for-five reverse stock split of the Company=s Common Stock. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

General

     Year 2000 Compliance. Computer programs or other embedded technology that have been written using two digits to define the applicable year and that have time-sensitive logic may recognize a date using A00" as the Year 1900 rather than the Year 2000. This could result in widespread miscalculations or system failures. If we and our vendors and suppliers are unable to address Year 2000 issues in a timely manner, under a worst case scenario it could result in material financial risk, including the loss of revenue and substantial unanticipated costs. Therefore, we plan to devote all resources necessary to resolve significant Year 2000 issues in a timely manner.

     Both information technology systems and non-IT systems using embedded technology may be affected by the Year 2000. We have initiated an enterprise-wide program to prepare out IT and non-IT systems and applications for the Year 2000. We have completed the assessment phase of our Year 2000 program. We believe that we are fully prepared to implement all computer hardware and software replacements and upgrades by the quarter ending
June 30, 1999 and have completed a comprehensive plan for the organization-wide implementation. We expect to incur internal staff costs as well as consulting and other expenses related to our Year 2000 program. We have not completed the process of verification of whether vendors and suppliers with which we have material relationships are year 2000 compliant. We intend to complete this verification process with our vendors and suppliers by the quarter ending
June 30, 1999. The process of verification includes contacting each vendor's IT department to determine their state of Year 2000 readiness and requesting written documentation outlining each vendor's Year 2000 compliance plan.
 We have contacted our major food supplier and have received assurances that such supplier has addressed the Year 2000 issue and the specific actions that are being taken in connection with its business operations.

     We estimate that expenditures for Year 2000 issues will be approximately $125,000 for fiscal 1999. However, we are not able to determine the total costs for our Year 2000 program or whether the Year 2000 will have a material effect on our financial condition, results of operations or cash flows.

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

     (II) The Company may be negatively impacted if the Company is unable to sustain same store sales increases that were experienced during the first two quarters of Fiscal 1999. Sales increases will be dependent, among other things, on the success of Company advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

The Company may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers= compensation or energy; and inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources. The Company cautions the reader that such risk factors are not exhaustive, particularly with respect to future filings.

     Drive Thru had twenty-nine units open at March 31, 1998, of which fourteen were franchised units, nine joint-venture units and six company-owned units compared to twenty-seven units open at March 31, 1998, of which eleven were franchised units, nine joint-venture units and seven company-owned units. Management anticipates that Drive Thru and its existing franchisees will develop a total of four to six Good Times units in the Denver ADI in 1999.

     The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company and Drive Thru for the three months and six months ended March 31, 1998 and the results of the Company and Drive Thru for the three months and six months ended March 31, 1999.

Results of Operations

     Net Revenues. Net restaurant sales for the three months ended March 31, 1999, increased $209,000 (+7%) to $3,191,000 from $2,982,000 for the same prior year period. Net restaurant sales decreased ($246,000) from one company-owned restaurant that was closed in March 1998 due to condemnation of the development (the restaurant will be relocated to a new site in 1999), and one company-owned restaurant that was sold to a franchisee in September 1998. Same store net revenues for company-owned and joint-venture restaurants increased $455,000 (+16.6%) for the three months ended March 31, 1999 from the same prior year period. Franchise revenue increased $29,000 for the three months ended March 31, 1999 due to an increase in franchise royalty income from the same prior year period.

     Net restaurant sales for the six months ended March 31, 1999 increased $583,000 (+9.7%) to $6,623,000 from $6,040,000 for the same prior year period.
Net restaurant sales increased $136,000 from one company-owned restaurant that was not open for the full prior year period. Net restaurant sales decreased ($537,000) from one company-owned unit that was sold to a franchisee in September 1998 and one company-owned unit that was closed in March 1998 due to condemnation of the development (the restaurant will be relocated to a new site in 1999).
Same store net restaurant sales for company-owned and joint-venture units increased $984,000 or 18.7% for the six months ended March 31, 1999 from the same prior year period. Of that increase approximately 16.8% was attributable to an increase in the average per person check and approximately 1.9% was attributable to an increase in customer traffic. The increase in average per person check and customer traffic was the result of a new television advertising campaign that was initiated in September 1998 featuring the introduction of a new onion ring product as well as more favorable weather conditions for the six months ended March 31, 1999, compared to the same prior year period. Franchise revenue increased $48,000 for the six months ended March 31, 1999 due to an increase in franchise royalty income from the same prior year period.

     Food and Paper Costs. Food and paper costs decreased to 35.8% of net restaurant sales for the three months ended March 31, 1999, compared to 35.9% for the same prior year period.
     Food and paper costs increased to 36.6% of net restaurant sales for the six months ended March 31, 1999 compared to 35.6% for the same prior year period. The increase in Drive Thru=s food and paper costs as a percent of net restaurant sales is primarily attributable to the addition of the new onion ring product introduced in September 1998 and the product's disproportionately high percent of sales. Management has successfully worked to reduce the cost of sales on the onion ring product for the three month period ended March 31, 1999. Additionally a price increase of approximately 5.3% was implemented February 1, 1999 further reducing the cost of sales as a percentage of sales.

     Labor, Occupancy and Other Expenses. For the three months ended March 31, 1999 Drive Thru=s labor, occupancy and other expenses decreased $64,000 from $1,346,000 (45.1% of net restaurant revenues) to $1,282,000 (40.2% of net restaurant revenues) compared to the same prior year period.

For the six months ended March 31, 1999 Drive Thru=s labor, occupancy and other expenses decreased $68,000, from $2,695,000 (44.6% of net restaurant revenues) to $2,627,000 (39.7% of net restaurant revenues) compared to the same prior year period.

The decrease in labor, occupancy and other expenses for both the three months and six months ended March 31, 1999 is attributable to 1) the prior year period expenses include two additional restaurants, one of which was closed in March of 1998 and the other was sold to a franchisee in September of 1998; and 2) an increase in same store net restaurant sales, which causes restaurant expenses to decrease as a percentage of net restaurant sales.

     Depreciation and Amortization Expenses. For the three months ended March 31, 1999 Drive Thru=s depreciation and amortization expenses decreased $14,000, from $169,000 to $155,000 compared to the same prior year period.

For the six months ended March 31, 1999 Drive Thru's depreciation and amortization expenses decreased $25,000, from $334,000 to $309,000 compared to the same prior year period.

The decrease in depreciation and amortization expenses for both the three months and six months ended March 31, 1999 is attributable to the restaurant that was sold to a franchisee in September 1998.

     Income From Restaurant Operations. For the three months ended March 31, 1999, income from restaurant operations increased to $665,000 from $416,000 for the same prior year period. Drive Thru=s income from restaurant operations as a percentage of net restaurant sales increased to 20.8% for the three months ended March 31, 1999 from 13.9% for the same prior year period.

    Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 25.7% of net restaurant sales for the three months ended March 31, 1999 from 19.6% for the same prior year period.

     For the six months ended March 31, 1999, income from restaurant operations increased to $1,375,000 from $920,000 for the same prior year period. Drive Thru's income from restaurant operations as a percentage of net restaurant sales increased to 20.8% for the six months ended March 31, 1999 from 15.2% for the same prior year period.

    Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 25.4% of net restaurant sales for the six months ended March 31, 1999 from 20.7% for the same prior year period.

     The improvement in both income and cash flow from restaurants as a percentage of net restaurant sales is a direct result of 1) management's focus on improving restaurant labor efficiencies and restaurant expenses; and 2) an increase in same store net restaurant sales, including a weighted average menu price increase of approximately 5.3% on February 1, 1999, which causes restaurant expenses to decrease as a percentage of net restaurant sales.

     Income (Losses) From Operations. The Company had income from operations of $90,000 in the three months ended March 31, 1999 compared to a loss from operations of ($148,000) for the same prior year period. The improvement in income from operations of $238,000 is primarily attributable to an increase in income from restaurant operations of $249,000, offset by an increase in advertising expenses of $22,000, an increase in the loss from operating RTC stores of $7,000, and a decrease in general and administrative expenses of $18,000 compared to the same prior year period.

     The Company had income from operations of $227,000 in the six months ended March 31, 1999 compared to a loss from operations of ($202,000) in the same prior year period. The improvement in income from operations of $429,000 is primarily attributable to an increase in income from restaurant operations of $455,000 offset by an increase in advertising expenses of $58,000, an increase in the loss from operating RTC stores of $5,000 and a decrease in general and administrative expenses of $37,000.

The increase in advertising expenses for both the three months and six months ended March 31, 1999 is attributable to increased contributions to the advertising cooperative due to increased net restaurant sales compared to the same prior year periods and a higher contribution rate of 6% of net restaurant sales compared to 5.5% of net restaurant sales in the same prior year periods. The decrease in general and administrative expenses for both the three months and six months ended March 31, 1999 is primarily attributable to a reduction in corporate office rent expense as well as reductions in professional services costs and financial relations expenses compared to the same prior year periods.

     Net Income (Loss). The net income for the Company was $2,000 for the three months ended March 31, 1999 compared to a net loss for the Company of ($253,000) for the same prior year period. Minority interest expense increased $54,000 in the three months ended March 31, 1999 from the same prior year period. This increase was attributable to the improved income from restaurant operations from the joint-venture units compared to the same prior year period. Net interest expense decreased $15,000 for the three months ended March 31, 1999 from the same prior year period. This decrease was attributable to a reduction in interest expense of $8,000 and an increase in interest income of $7,000 compared to the same prior year period. The loss from RTC and Las Vegas lease liabilities decreased $55,000 for the three months ended March 31, 1999 compared to the same prior year period. During the three months ended March 31, 1998 there was a loss of ($55,000) due to an increase in the reserve for future lease liabilities from one RTC restaurant.

     For the six months ended March 31, 1999, the net income for the Company was $52,000 compared to a net loss for the Company of ($315,000) for the same prior
year period.   Minority interest expense increased $101,000 in the six months ended March 31, 1999 from the same prior year period. Other income for the six months ended March 31, 1999 decreased $44,000 from the same prior year period. Included in other income for the six months ended March 31, 1998 was a gain of $53,000 related to the sale of a long-term land investment held by the Company.

Liquidity and Capital Resources

     As of March 31, 1999, the Company and Drive Thru had $1,198,000 cash and cash equivalents on hand. The Company=s cash balance and cash generated from operations will be used for the development of Company operated restaurants and other general corporate purposes. The Company had a working capital surplus of $384,000 as of March 31, 1999.

During the three months ended March 31, 1999 the Company completed an agreement for the sale of 350,000 shares of restricted common stock at $3 per share. Of the $1,050,000 total proceeds, $300,000 was received on March 31, 1999 and the balance of $750,000 is due on June 30, 1999. The Company also completed a lease agreement for up to $100,000 for upgrading its Management Information Systems hardware and software and is negotiating a financing commitment of $1.5 million for new buildings and equipment in addition to the $3 million mortgage financing commitment in place.

Management anticipates developing two new franchised restaurants and two to three new company-owned restaurants during the balance of fiscal 1999.

     Cash flow from operating activities for the three months ended March 31, 1999 includes the receipt of $166,000 from the Good Times Advertising Cooperative for a short term loan repayment.

     Cash flow from investing activities for the three months ended March 31, 1999 of $89,000 includes $35,000 of recurring restaurant related capital expenditures, $32,000 for a building exterior remodel and $22,000 for new restaurant development costs.

Cash flow from financing activities for the three months ended March 31, 1999 includes proceeds of $300,000 from the private sale of common stock.

For the six months ended March 31, 1999, cash increased $430,000. Cash provided by operations was $376,000, cash used in investing activities was $110,000 and cash provided by financing activities was $165,000.

Cash provided by financing activities for the six months ended March 31, 1999 includes $300,000 received from the private common stock sale offset by debt reduction of $76,000 and a reduction in minority interest of $75,000.

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

     Good Times Restaurants is not involved in any material legal proceedings. Good Times Restaurants is subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on Good Times Restaurants.


Item 2.  -    Changes in Securities

     On April 6, 1999, the Good Times Restaurants board of directors resolved to extend the expiration date of its Series A Warrants and Series B Warrants (as discussed below), from April 12, 1999 to June 30, 1999 and to reduce the exercise price of its Series A Warrants and Series B Warrants to $3.00 per share.

     The Series A Warrants consist in the aggregate of 215,003 warrants which were issued by Good Times Restaurants in connection with a Form S-3 Registration Statement in 1993 and public offerings in 1992, 1990 and 1989.

     The Series B Warrants were issued by Good Times Restaurants in connection with a public offering in 1994 of up to 321,600 units, with each unit consisting of two shares of common stock and one redeemable warrant to purchase one share of common stock.


Item 3.  -    Defaults Upon Senior Securities

     None.

Item 4.  -    Submission of Matters to a Vote of Security Holders

    On January 22, 1999, Good Times Restaurants held its annual meeting of shareholders. At that meeting the following matters were voted upon as indicated below:

1.     Election of the following directors to serve during the ensuing year:

                                     FOR       WITHHOLD

          GEOFFREY R. BAILEY      628,565        1,240
          DAN W. JAMES, II        628,565        1,240
          BOYD E. HOBACK          628,565        1,240
          RICHARD J. STARK        628,565        1,240
          THOMAS P. MCCARTY       628,565        1,240
          ALAN A. TERAN           628,565        1,240
          DAVID E. BAILEY         628,557        1,240

2. Proposal to increase the number of shares of Good Times Restaurants common stock authorized under the 1992 Incentive Stock Option Plan from 150,000 to 525,000.
     For:  582,626        Against:  42,529        Abstain:  4,650
           _______                  ______                  _____

3. Proposal to increase the number of shares of Good Times Restaurants common stock authorized under the 1992 Non-Statutory Stock Option Plan from 60,000 to 125,000.

    For:  582,366         Against:  42,789         Abstain:  4,650
          _______                   ______                   _____

Item 5. -    Other Information

     None.

Item 6.  -    Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are furnished as part of this report:

     Exhibit No.               Description

          4.1 Fourth Amended and Restated Warrant Agreement made effective as of February 10, 1999 between Good Times Restaurants Inc. and American Securities Transfer, Inc. regarding the Series A Warrants of Good Times Restaurants Inc. (Filed as Exhibit 7.1 to the Good Times Restaurants Inc. Current Report on Form 8-K dated April 6, 1999 and incorporated herein by reference).

         4.2 Second Amended and Restated Warrant Agreement made effective as of February 10, 1999 between Good Times Restaurants Inc. and American Securities Transfer, Inc. regarding the Series B Warrants of Good Times Restaurants Inc. (Filed as Exhibit 7.2 to the Good Times Restaurants inc. Current Report on Form 8-K dated April 6, 1999 and incorporated herein by reference).

        10.1 Agreement between Good Times Restaurants Inc. and The Bailey Company dated March 12, 1999 for the purchase by The Bailey Company of 350,000 shares of Good Times Restaurants common stock.*

         27.1   Financial Data Schedule.*

     (b) During the quarter for which this report is filed, Good Times Restaurants filed the following report on Form 8-K:

          Current Report on Form 8-K dated March 17, 1999, which reported under
Item 5, Other Events, that Good Times Restaurants had entered into an agreement to sell 350,000 shares of its common stock at $3.00 per share to The Bailey Company, a principal shareholder of Good Times Restaurants.




*filed herewith

                                     SIGNATURE


Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GOOD TIMES RESTAURANTS INC.


DATE:                                BY: /s/ Boyd E. Hoback, President
     _________                               and Chief Executive Officer


                                     BY:/s/ Sue Knutson, Controller