Form 10QSB
period 1999-06-30
GOOD TIMES RESTAURANTS INC
filed 1999-08-12
CIK 825324

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended: June 30, 1999
                                              _____________

                       Commission file number: 0-18590
                                               _______

                          GOOD TIMES RESTAURANTS INC.
                          ___________________________

        (Exact name of small business issuer as specified in its charter)

                                   NEVADA
                                   ______
          (State or other jurisdiction of incorporation or organization)

                                 84-1133368
                                 __________
                   (I.R.S. Employer Identification No.)

                    601 CORPORATE CIRCLE, GOLDEN, CO    80401
                    _________________________________________
                    (Address of principal executive offices)

                              (303) 384-1400
                               ______________
                        (Issuer's telephone number)

             _______________________________________________________
    (Former name, former address and former fiscal year, since last report.)

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X   Yes         No
                             ____        ____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Total number of shares of common stock outstanding at August 12, 1999.

              2,221,507    SHARES OF COMMON STOCK, .001 PAR VALUE
              ___________________________________________________

 Transitional Small Business Disclosure Format (check one):   Yes ( )   No (X)

Form 10-QSB
Quarter Ended June 30, 1999


                                 INDEX

                                                                     PAGE

PART I - FINANCIAL INFORMATION

     1. Financial Statements

     Consolidated Balance Sheets -                                      3
     June 30, 1999 and September 30, 1998

     Consolidated Statements of Operations -                            5
     For the three months ended June 30,
     1999 and 1998 and for the nine months ended
     June 30, 1999 and 1998

     Consolidated Statements of Cash Flows -                            6
     For the three months ended June 30,
     1999 and 1998 and for the nine months
     ended June 30, 1999 and 1998

     Notes to Financial Statements                                      7

     2.  Management's Discussion and Analysis                           8

PART II - OTHER INFORMATION

     1 through 6.                                                      12

SIGNATURES                                                             14


                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                             June 30,        September 30,
                                               1999               1998
                                               ____               ____
CURRENT ASSETS:
     Cash and cash equivalent               $1,755,000        $  768,000
     Receivables                               593,000           281,000
     Inventories                                50,000            52,000
     Prepaid expenses and other                 42,000             8,000
     Notes receivable                          422,000            42,000
                                             _________         _________
          Total current assets               2,862,000         1,151,000

PROPERTY AND EQUIPMENT, at cost:
     Land and building                       2,422,000         2,511,000
     Leasehold improvements                  2,324,000         2,298,000
     Fixtures and equipment                  2,929,000         2,735,000
                                             _________         _________
                                             7,675,000         7,544,000
     Less accumulated depreciation
        and amortization                    (3,007,000)       (2,625,000)
                                             _________         _________
                                             4,668,000         4,919,000
OTHER ASSETS:
     Notes receivable                          398,000           483,000
     Deposits & other                           34,000            25,000
                                             _________         _________
                                               432,000           508,000

TOTAL ASSETS                                $7,962,000        $6,578,000
                                             =========         =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt
          and capital leases                $   53,000        $   96,000
     Accounts payable                          420,000           441,000
     Accrued liabilities - Las Vegas            14,000            16,000
     Accrued liabilities - RTC                 129,000           148,000
     Accrued liabilities - other               561,000           564,000
                                             _________         _________
               Total current liabilities     1,177,000         1,265,000

LONG-TERM LIABILITIES:
     Debt and capitalized leases               603,000           463,000
     Las Vegas accrued liabilities             112,000           124,000
     RTC accrued liabilities                   196,000           291,000
          Deferred liabilities                 307,000           288,000
                                             _________         _________
               Total long-term liabilities   1,218,000         1,166,000

MINORITY INTERESTS IN PARTNERSHIPS           1,347,000         1,465,000


STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value;
          5,000,000 shares authorized, None issued and outstanding



                 GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Cont.)

                                             June 30,        September 30,
                                               1999              1998
                                               ____              ____
     Common stock, $.001 par value;
          50,000,000 shares authorized,
          2,221,507 shares issued and
          outstanding as of June 30,
          1999 and 1,747,919 shares
          issued and outstanding as
          of September 30, 1998                 2,000               2,000

     Capital contributed in excess
          of par value                     13,204,000          11,851,000
     Accumulated deficit                   (8,986,000)         (9,171,000)
                                           __________          __________
          Total stockholders' equity        4,220,000           2,682,000
                                           __________          __________

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $ 7,962,000         $ 6,578,000
                                           ==========          ==========


                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                            Three Months Ended             Nine Months Ended
                                 June  30,                      June 30,
                            1999          1998             1999        1998
                            ____          ____             ____        ____
NET REVENUES:
  Restaurant sales, net     $3,331,000  $3,358,000     $9,954,000  $9,398,000
  Franchise net revenues        82,000      63,000        210,000     143,000
                             _________   _________      _________   _________
      Total revenues         3,413,000   3,421,000     10,164,000   9,541,000

RESTAURANT OPERATING EXPENSES:
  Food & paper costs         1,148,000   1,198,000      3,574,000   3,349,000
  Labor, occupancy & other   1,285,000   1,381,000      3,912,000   4,076,000
  Accretion of deferred rent     7,000      13,000         21,000      33,000
  Depreciation & amortization  152,000     162,000        461,000     496,000
                             _________   _________      _________   _________
      Total restaurant
        operating costs      2,592,000   2,754,000      7,968,000   7,954,000

INCOME FROM RESTAURANT
 OPERATIONS                    821,000     667,000      2,196,000   1,587,000

OTHER OPERATING EXPENSES:
  Selling, general &
    administrative expenses    560,000     528,000      1,691,000   1,638,000

  Loss (income) from
    operating RTC stores        20,000      13,000         37,000      25,000
  Loss (gain) on sales of
    restaurants & equipment    (66,000)          0        (70,000)          0
                              ________    ________      _________   _________
      Total other operating
        expenses               514,000     541,000      1,658,000   1,663,000

INCOME (LOSS) FROM OPERATIONS  307,000     126,000        538,000     (76,000)

OTHER INCOME & (EXPENSES)
  Minority income (expense)
    ,net                      (128,000)    (87,000)      (310,000)   (168,000)
  Interest, net                 12,000     (15,000)        10,000     (45,000)
  Loss from RTC &
    Las Vegas lease liabilities      0           0              0     (55,000)
  Other, net                   (57,000)     (3,000)      ( 52,000)     50,000
                              ________    ________       ________    ________
      Total other income &
        expenses              (173,000)   (105,000)      (352,000)   (218,000)

NET INCOME (LOSS)            $ 134,000    $ 21,000       $186,000   ($294,000)
                              ========    ========       ========    ========

PREFERRED STOCK DIVIDENDS
  IN ARREARS                         0           0              0      40,000

NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS          $ 134,000    $ 21,000       $186,000   ($334,000)
                              ========    ========       ========    ========

NET INCOME (LOSS) PER COMMON
  SHARE                           $.07        $.02           $.10       ($.26)

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION

     BASIC                   1,945,346   1,321,064      1,820,213   1,307,888
     DILUTED                 1,963,500   1,321,064      1,844,282   1,307,888


                   GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Three Months Ended           Nine Months Ended
                                      June 30,                     June 30,
                                1999          1998         1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)           $134,000    $ 21,000       $186,000   ($294,000)
    Depreciation and
      amortization             174,000     175,000        502,000     534,000
    Changes in operating
      assets & liabilities--
    (Increase) decrease in:
       Prepaids & receivables (361,000)    (27,000)      (345,000)    236,000
       Inventories              (1,000)      6,000          2,000       2,000
       Other assets           (296,000)     (6,000)      (303,000)     28,000
       Opening expenses              0           0         (1,000)          0

     (Decrease) increase in:
        Accounts payable       (19,000)          0        (21,000)    (35,000)
        Accrued interest             0           0              0           0
        Accrued property taxes (78,000)    (93,000)       (15,000)    (54,000)
        Accrued payroll &
          P/R taxes              1,000       7,000         (2,000)     (3,000)
        Other accrued liabilities
          /deferred income     (23,000)    (36,000)       (97,000)   (167,000)
                               _______     _______        _______     _______

        Net cash provided by
          (used in)operating
          activities          (469,000)     47,000        (94,000)    247,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale - FF&E, land,
     building & improvements  (141,000)    (21,000)      (251,000)   (163,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt incurred (paid)         173,000    (136,000)        97,000    (110,000)
  Minority interest            (43,000)    (37,000)      (118,000)   (115,000)
  Paid in capital activity   1,037,000           0      1,353,000      15,000
                             _________     _______      _________     _______
  Net cash provided by
    (Used in) financing
       activities            1,167,000    (173,000)     1,332,000    (210,000)

INCREASE (DECREASE) IN CASH  $ 557,000   ($147,000)     $ 987,000   ($126,000)
                             =========    ========       ========    ========



                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.     UNAUDITED FINANCIAL STATEMENTS:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, the results of its operations and its cash flow for the three month period ended June 30, 1999 and for the nine month period ended June 30, 1999. Operating results for the three month period ended June 30, 1999 and for the nine month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

3.   CONTINGENT LIABILITY

     The Company remains contingently liable on several leases of restaurants that were previously sold. The Company is also a guarantor on a Small Business Administration loan to a franchisee.

4.   STOCK TRANSACTIONS

     During the three months ended June 30, 1999, Good Times Restaurants completed the private placement of 350,000 shares of its common stock at $3.00 per share with The Bailey Company, a principal shareholder of Good Times Restaurants. Of the total proceeds, $300,000 was received on March 31, 1999 and the balance of $750,000 was received on June 1, 1999. In addition, Good Times Restaurants issued to The Bailey Group a warrant to purchase on or before March 31, 2004 up to 25,000 shares of common stock at an exercise price of $4.00 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

General

     This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

     (II) The Company may be negatively impacted if the Company is unable to sustain same store sales increases that were experienced during the first three quarters of Fiscal 1999. Sales increases will be dependent, among other things, on the success of Company advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

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

     The Company had twenty-nine units open at June 30, 1999, of which fourteen were franchised units, nine joint-venture units and six company-owned units compared to twenty-eight units open at June 30, 1998, of which twelve were franchised units, nine joint-venture units and seven company-owned units. Management anticipates that the Company and its existing franchisees will develop a total of four to five Good Times units in the Denver ADI in 1999.

     The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and nine months ended June 30, 1998 and the results of the Company for the three months and nine months ended June 30, 1999.

Results of Operations

     Net Revenues. Net restaurant sales for the three months ended June 30, 1999, decreased ($27,000) (-.8%) to $3,331,000 from $3,358,000 for the same prior year period. Net restaurant sales decreased ($188,000) from one company-owned restaurant that was sold to a franchisee in September 1998.
Same store net revenues for company-owned and joint-venture restaurants increased $161,000 (+5.1%) for the three months ended June 30, 1999 from the same prior year period. Franchise revenue increased $19,000 for the three months ended June 30, 1999 due to an increase in franchise royalty income from the same prior year period.

     Net restaurant sales for the nine months ended June 30, 1999 increased $556,000 (+5.9%) to $9,954,000 from $9,398,000 for the same prior year period.
Net restaurant sales increased $139,000 from one company-owned restaurant that was not open for the full prior year period. Net restaurant sales decreased ($725,000) from one company-owned unit that was sold to a franchisee in September 1998 and one company-owned unit that was closed in March 1998 due to condemnation of the development (the restaurant was sold to a franchisee and relocated to a new site in May of 1999). Same store net restaurant sales for company-owned and joint-venture units increased $1,142,000 or 13.8% for the nine months ended June 30, 1999 from the same prior year period. Franchise revenue increased $67,000 for the nine months ended June 30, 1999 due to an increase in franchise royalty income from the same prior year period.

     Food and Paper Costs. Food and paper costs decreased to 34.5% of net restaurant sales for the three months ended June 30, 1999, compared to 35.7% for the same prior year period. A price increase of approximately 5.3% was implemented February 1, 1999 reducing the cost of sales as a percentage of net restaurant sales.

     Food and paper costs increased to 35.9% of net restaurant sales for the nine months ended June 30, 1999 compared to 35.6% for the same prior year period. The increase in the Company's food and paper costs as a percent of net restaurant sales is primarily attributable to the addition of the new onion ring product introduced in September 1998 and the product's disproportionately high percent of sales. Management has successfully worked to reduce the cost of sales on the onion ring product for the nine month period ended June 30, 1999. Additionally a price increase of approximately 5.3% was implemented February 1, 1999 further reducing the cost of sales as a percentage of net restaurant sales.

     Labor, Occupancy and Other Expenses. For the three months ended June 30, 1999 the Company's labor, occupancy and other expenses decreased $96,000 from $1,381,000 (41.1% of net restaurant revenues) to $1,285,000 (38.6% of net restaurant revenues) compared to the same prior year period.

For the nine months ended June 30, 1999 the Company's labor, occupancy and other expenses decreased $164,000, from $4,076,000 (43.4% of net restaurant revenues) to $3,912,000 (39.3% of net restaurant revenues) compared to the same prior year period.

The decrease in labor, occupancy and other expenses for both the three months and nine months ended June 30, 1999 is attributable to 1) the prior year period expenses include two additional restaurants, one of which was closed in March of 1998 and the other was sold to a franchisee in September of 1998; and
2) an increase in same store net restaurant sales, which causes restaurant expenses to decrease as a percentage of net restaurant sales.

     Depreciation and Amortization Expenses. For the three months ended June 30, 1999 The Company's depreciation and amortization expenses decreased $10,000, from $162,000 to $152,000 compared to the same prior year period.

For the nine months ended June 30, 1999 the Company's depreciation and amortization expenses decreased $35,000, from $496,000 to $461,000 compared to the same prior year period.

The decrease in depreciation and amortization expenses for both the three months and nine months ended June 30, 1999 is attributable to the restaurant that was sold to a franchisee in September 1998.

     Income From Restaurant Operations. For the three months ended June 30, 1999, income from restaurant operations increased to $821,000 from $667,000 for the same prior year period. The Company's income from restaurant operations as a percentage of net restaurant sales increased to 24.6% for the three months ended June 30, 1999 from 19.9% for the same prior year period.

     Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 29.2% of net restaurant sales for the three months ended June 30, 1999 from 24.7% for the same prior year period.

     For the nine months ended June 30, 1999, income from restaurant operations increased to $2,196,000 from $1,587,000 for the same prior year period. The Company's income from restaurant operations as a percentage of net restaurant sales increased to 22.1% for the nine months ended June 30, 1999 from 16.9% for the same prior year period.

     Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 26.7% of net restaurant sales for the nine months ended June 30, 1999 from 22.2% for the same prior year period.

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

     Income (Losses) From Operations. The Company had income from operations of $307,000 in the three months ended June 30, 1999 compared to income from operations of $126,000 for the same prior year period. The improvement in income from operations of $181,000 is primarily attributable to an increase in income from restaurant operations of $154,000 and a $66,000 gain from the sale to a franchisee of a restaurant building and equipment (the restaurant sold had been closed in March of 1998 due to condemnation of the development), offset by an increase in advertising expenses of $12,000, an increase in the loss from operating RTC stores of $7,000, and an increase in general and administrative expenses of $20,000 compared to the same prior year period.

     The Company had income from operations of $538,000 in the nine months ended June 30, 1999 compared to a loss from operations of ($76,000) in the same prior year period. The improvement in income from operations of $614,000 is primarily attributable to an increase in income from restaurant operations of $609,000 and a $66,000 gain from the sale to a franchisee of a restaurant building and equipment (the restaurant sold had been closed in March of 1998 due to condemnation of the development), offset by an increase in advertising expenses of $70,000, an increase in the loss from operating RTC stores of $12,000 and a decrease in general and administrative expenses of $17,000.

The increase in advertising expenses for both the three months and nine months ended June 30, 1999 is attributable to increased contributions to the advertising cooperative due to increased net restaurant sales compared to the same prior year periods and a higher contribution rate of 6% of net restaurant sales compared to 5.5% of net restaurant sales in the same prior year periods. The decrease in general and administrative expenses for the nine months ended June 30, 1999 is primarily attributable to a reduction in corporate office rent expense as well as reductions in professional services costs and financial relations expenses compared to the same prior year period.

     Net Income (Loss). The net income for the Company was $134,000 for the three months ended June 30, 1999 compared to net income for the Company of $21,000 for the same prior year period. Minority interest expense increased $41,000 in the three months ended June 30, 1999 from the same prior year period. This increase was attributable to the improved income from restaurant operations from the joint-venture units compared to the same prior year period. Net interest expense decreased $27,000 for the three months ended June 30, 1999 from the same prior year period. This decrease was attributable to a reduction in interest expense of $7,000 and an increase in interest income of $20,000 compared to the same prior year period. Other expenses increased $54,000 for the three months ended June 30, 1999 compared to the same prior year period. During the three months ended June 30, 1999 other expenses include a ($67,000) reserve for anticipated losses related to the condemnation of a property in March of 1998.

     For the nine months ended June 30, 1999, the net income for the Company was $186,000 compared to a net loss for the Company of ($294,000) for the same
prior year period.   Minority interest expense increased $142,000 in the nine
months ended June 30, 1999 from the same prior year period. Other income for the nine months ended June 30, 1999 decreased $102,000 from the same prior year period. Included in other income for the nine months ended June 30, 1998 was a gain of $53,000 related to the sale of a long-term land investment held by the Company, included in other expenses for the nine months ended June 30, 1999 is a ($67,000) reserve for anticipated losses related to the condemnation of a property in March of 1998.

Liquidity and Capital Resources

     As of June 30, 1999, the Company had $1,755,000 cash and cash equivalents on hand. The Company's cash balance and cash generated from operations will be used for the development of Company operated restaurants and other general corporate purposes. The Company had a working capital surplus of $1,685,000 as of June 30, 1999.

     During the three months ended June 30, 1999 the Company completed the private sale of 350,000 shares of restricted common stock at $3 per share. Of the $1,050,000 total proceeds, $300,000 was received on March 31, 1999 and the balance of $750,000 was received on June 1, 1999. The Company also completed a capital lease agreement for up to $100,000 for upgrading its Management Information Systems hardware and software and a capital lease agreement for $111,000 for the purchase of new, higher technology grills for all company-owned and co-developed restaurants. The Company is negotiating a financing commitment of $1.5 million for new buildings and equipment to be developed on leasehold properties, in addition to the $3 million mortgage financing commitment in place.

     On June 30, 1999 105,832 publicly traded Series A and Series B warrants were exercised at $3 per share generating approximately $291,000 in net proceeds to the Company. Those Series A and Series B warrants that were not exercised, expired as of June 30, 1999.

     Management anticipates developing one new franchised restaurant and three to four new company-owned restaurants during the balance of 1999.

     Cash flow used in operating activities for the three months ended June 30, 1999 includes the issuance of a $310,000 note receivable to a franchisee for the purchase of a restaurant and a $317,000 receivable relating to the public warrants that were exercised on June 30, 1999. Of the $310,000 due from the franchisee, $280,000 was received in July 1999 and the balance of $30,000 will be received in September 1999. The $317,000 for the warrants was received in July 1999. Approximately $110,000 was used to pay annual property taxes to various taxing authorities in the three months ended June 30, 1999.

     Cash flow used in investing activities for the three months ended June 30, 1999 of $141,000 includes $28,000 of recurring restaurant related capital expenditures, $86,000 for new restaurant development costs, $80,000 for upgrading the Company's Management Information Systems hardware and software and $111,000 to purchase new grills for all company owned and co-developed restaurants, off set by ($164,000) of net assets removed from the balance sheet from the sale of a restaurant to a franchisee.

     Cash provided by financing activities for the three months ended June 30, 1999 includes net proceeds of $746,000 from the private sale of common stock, net proceeds of $291,000 from the warrant exercise, and $190,000 in lease financing proceeds for the corporate Management Information Systems upgrade and restaurant grills.

     Cash provided by financing activities for the nine months ended June 30, 1999 includes $1,046,000 received from the private common stock sale, $291,000 received from the warrant exercise, debt incurred of $97,000 offset by a reduction in minority interest of ($118,000).

     For the nine months ended June 30, 1999, cash increased $987,000. Cash used in operations was ($94,000), cash used in investing activities was ($251,000) and cash provided by financing activities was $1,332,000.

     The Company does not have any bank lines of credit.

Impact of Inflation

     The Company has not experienced a significant impact from inflation. It is anticipated any operating expense increases will be recovered by increasing menu prices to the extent that is prudent considering competition.

Seasonality

     Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in January, February and March.

Year 2000 Compliance

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

     Both information technology systems and non-IT systems using embedded technology may be affected by the Year 2000. We have initiated an enterprise-wide program to prepare out IT and non-IT systems and applications for the Year 2000. We have completed the assessment phase of our Year 2000 program. We believe that we are fully prepared to implement all computer hardware and software replacements and upgrades by the quarter ending September 30, 1999 and have completed a comprehensive plan for the organization-wide implementation. We expect to incur internal staff costs as well as consulting and other expenses related to our Year 2000 program. We have completed the process of verification of whether vendor's IT department to determine their state of Year 2000 readiness and requesting written documentation outlining each vendor's Year 2000 compliance plan. We have contacted our major food supplier and have received assurances that such supplier has addressed the Year 2000 issue and the specific actions that are being taken in connection with its business operations.

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

     The Company has been involved in condemnation proceedings with Westminster Plaza LLC and the Westminster Economic Development Association as a result of one of its restaurants being part of a condemnation of a larger development on which it leased land from Westminster Plaza LLC. In June, 1999 the court ruled against the Company's claim for compensation for its leasehold improvements and value of its lease. The Company intends to appeal the decision and continues to carry a portion of the abandoned assets on its balance sheet.

Item 2.  -    Changes in Securities and Use of Proceeds

     On April 6, 1999, the Good Times Restaurants Inc.'s board of directors resolved to extend the expiration date of its Series A Warrants and Series B Warrants (as discussed below), from April 12, 1999 to June 30, 1999 and to reduce the exercise price of its Series A Warrants and Series B Warrants to $3.00 per share.

     The Series A Warrants consisted in the aggregate of 215,003 warrants which were issued by Good Times Restaurants in connection with a Form S-3 Registration Statement in 1993 and public offerings in 1992, 1990 and 1989.

     The Series B Warrants were issued by Good Times Restaurants in connection with a public offering in 1994 of up to 321,600 units, with each unit consisting of two shares of common stock and one redeemable warrant to purchase one share of common stock.

     On June 30, 1999, a total of 105,832 of the Series A warrants and Series B warrants were exercised and the remaining unexercised Series A warrants and Series B warrants expired pursuant to their amended terms.

     During the three months ended June 30, 1999, Good Times Restaurants completed the private placement of 350,000 shares of its common stock at $3.00 per share with The Bailey Company, a principal shareholder of Good Times Restaurants. Of the total proceeds, $300,000 was received on March 31, 1999 and the balance of $750,000 was received on June 1, 1999. In addition, Good Times Restaurants issued to The Bailey Group a warrant to purchase on or before March 31, 2004 up to 25,000 shares of common stock at an exercise price of $4.00 per share. The shares of common stock and warrant were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  -    Defaults Upon Senior Securities

     None.

Item 4.  -   Submission of Matters to a Vote of Security Holders

     None.

Item 5. -    Other Information

     None.

Item 6.  -    Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.                        Description
___________                        ___________

27.1                          Financial Data Schedule.*

     (b) During the quarter for which this report is filed, Good Times Restaurants filed the following report on Form 8-K:

     Current Report on Form 8-K dated April 6, 1999, which reported under Item 5, Other Events, that Good Times Restaurants had extended the expiration date of its Series A warrants and Series B warrants from April 12, 1999 to June 30, 1999 and reduced the exercise price of the Series A warrants and Series B warrants to $3.00 per share.

*filed herewith





                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GOOD TIMES RESTAURANTS INC.

DATE: August 12, 1999                BY:/s/Boyd E. Hoback
                                        _________________
                                        President and Chief Executive Officer

                                     BY:/s/Susan Knutson
                                        ________________
                                        Controller