Form 10KSB
period 1999-09-30
GOOD TIMES RESTAURANTS INC
filed 1999-12-17
CIK 825324

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended             September 30, 1999
                                           __________________
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                      Commission file number:   0-18590
                                                _______

                            GOOD TIMES RESTAURANTS INC.
                            ___________________________
                (Exact name of small business issuer in its charter)

             Nevada                                     84-1133368
______________________________________________________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

601 Corporate Circle, Golden, Colorado                                   80401
______________________________________________________________________________
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:  (303) 384-1400
                            __________________________________________________

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class          Name of each exchange on which registered
        ___________________          _________________________________________
               NONE

Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock, $.001 par value
______________________________________________________________________________
                                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
     ___         ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

Issuer's revenues for its most recent fiscal year ended September 30, 1999 were $13,608,000.

As of December 1, 1999, the aggregate market value of the 1,060,820 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on December 1, 1999 of $2.62 per share was reported on the Nasdaq was $2,779,348.

As of December 1, 1999, the issuer had 2,226,995 shares of common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Items 9 through 12 of Part III of this form is incorporated by reference from the registrant's definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with registrant's Annual Meeting of Shareholders to be held on January 20, 2000.

Transitional Small Business Disclosure Format    Yes      No  X
                                                     ___     ___



                                   PART I

ITEM 1.     DESCRIPTION OF BUSINESS

BACKGROUND

     Good Times Restaurants Inc. (the "Company") was organized under Nevada law in 1987 and is the holding company for a wholly-owned subsidiary that is engaged in the business of developing, owning, operating and franchising restaurants under the name Good Times Drive Thru Burgers(SM). Good Times Drive Thru Burgers(SM) restaurants are owned, operated and franchised by the Company's subsidiary, Good Times Drive Thru Inc.

GOOD TIMES

   Good Times Drive Thru Inc. is engaged in the operation and development of the Good Times Drive Thru Burgers(SM) restaurants. During fiscal 1998 and 1999, four restaurants were developed two of which feature a lobby with interior seating. Drive Thru currently operates and franchises a total of thirty Good Times restaurants, of which twenty-nine are in Colorado, with twenty-seven in the Denver greater metropolitan area, one in Grand Junction and one in Silverthorne.
 There is one franchised Good Times restaurant in Boise, Idaho. Six of the restaurants are company-owned and nine are owned jointly with two separate co-development partners. Fifteen Good Times restaurants are franchised restaurants with ten operating in the Denver metropolitan area, one in Silverthorne, Colorado, one in Grand Junction, Colorado, one in Greeley, Colorado, one in Longmont, Colorado and one in Boise, Idaho. Good Times is offering franchises for the development of additional Good Times restaurants.

     In fiscal 1998, Drive Thru developed two new franchised restaurants, one of which was a conversion of a 1,700 square foot fast food restaurant and the other is a new prototype 2,300 square foot building with 70 seats.

     In fiscal 1999, Drive Thru developed two new restaurants, one a franchised restaurant which opened in July 1999 and one a company-owned restaurant which opened subsequent to September 30, 1999.

THE CONCEPT. Good Times was initially developed as a drive thru only, limited menu concept featuring high quality products and extremely fast service, with menu prices 30-40 percent lower than the major hamburger chains. The price advantage once held has diminished due to continued aggressive price discounting by the major chains and price increases on Good Times' products.

     The hamburger fast food market remains intensely competitive with the major competitors aggressively discounting menu prices. Over the last two fiscal years, the Company has positioned the concept away from a price point focus to one based on developing strong differentiation in the taste of its products (with a more distinctive taste profile), the speed of service, the overall value and a differentiated brand personality built through its advertising and employee service methods. The average expenditure per customer has increased approximately 23% over the last two years. The Company believes it has an advantage in providing a superior level of service and quality, but has been limited in its ability to effectively advertise and build awareness of its brand until "critical mass" in restaurant sales are achieved in the Colorado market for consistent television and radio advertising. The Company believes it is beginning to reach critical mass.

     Beginning in September 1997, Drive Thru initiated a television advertising campaign focused on building its brand personality, taste superiority positioning and general awareness and continued the campaign throughout fiscal 1998 and 1999.

It is management's intent to continue to develop the concept based upon those attributes important to the quick service restaurant consumer other than price such as taste, speed and overall value supported by highly differentiated products and brand personality in its advertising.

     The Company plans to develop additional double drive thru restaurants and restaurants with seating and a single drive thru lane in fiscal 2000, depending on individual site dynamics and the best format for the highest return on investment. Good Times' food preparation and service systems deliver a quality meal with a faster order-delivery response time and have the capacity to reach the same sales levels as traditional hamburger chains. Typically, a customer receives an order 30 to 45 seconds after their vehicle reaches the take-out window during peak order periods. The simplicity of the menu, the relatively low capital investment, and the efficient design of the building and equipment allow Good Times to sell its products at comparable or lower prices than the major fast food hamburger chains except during short term discount promotions by the competition.

The relatively limited menu allows maximum attention to be devoted to food quality and speed of service.

    The Company's objectives for fiscal 2000 are to continue to build additional company-owned, joint-venture and franchised restaurants in Colorado.

Additionally, the Company plans to introduce limited new menu offerings and advertise what it believes to be competitive price points for its products. Drive Thru's ongoing objective is to continue to increase average restaurant sales through increased customer counts in each daypart (lunch, dinner and late-night), selective menu and price promotions and effective marketing of Good Times competitive attributes of high quality products, quick service and overall value.

The Company anticipates modest price increases in 2000 in anticipation of higher hourly wages and commodity costs.

    Colorado is divided into two primary television markets, Denver and Colorado Springs/Pueblo. It is the Company's intent to fully develop the Denver market and then develop the Colorado Springs market over the next three to four years, depending on availability of financing and suitable restaurant sites. Management estimates that the Denver market will support 40-50 Good Times restaurants and the Colorado Springs market will support 8-12 restaurants.

     MENU. The menu of a Good Times restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, milkshakes and soft drinks. Each sandwich is made to order at the time the customer places the order and is not pre-prepared.

     The hamburger patty is 4.0 ounces of specially formulated and seasoned 100% USDA approved beef, served on a 4 1/4-inch sesame seed bun. Hamburgers and cheeseburgers are garnished with fresh lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomato. The cheese is 100% pure sharp American, thickly sliced. The chicken sandwiches include a spiced, battered whole muscle breast patty and a grilled spicy breast patty, both served with mayonnaise, lettuce and tomato. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize the skills required of employees.

     As of December 1, 1999, the price of the deluxe Good Times hamburger was $1.59, the deluxe cheeseburger $1.99, the deluxe double cheeseburger $2.99, the deluxe bacon-cheeseburger $2.49, the chicken sandwich $2.79, french fries $.99 and $1.19, onion rings $1.69 and a 22-ounce soft drink $.99.

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

     Management of Drive Thru believes that the building form, design and aesthetic appeal address key issues and concerns of the consumer: speed, cleanliness, security, eye appeal and an identifiable brand image. The exterior consists of a cream-colored dry-vit system with an enclosed glass vestibule at the front for walk-up service. A brightly lit multi-colored fascia band runs the length of both sides of the building in addition to product and Good Times proprietary signage. The rest rooms and walk-in refrigerators are modular components of the building. The double drive thru buildings are transportable and therefore can be moved from an unsuccessful site to a better location. Management does extensive site evaluation and expects a minimum number of buildings will ever have to be moved, however one Good Times unit was relocated from a development under eminent domain proceedings in 1999.

     PLAN OF OPERATION. The first objective of Drive Thru has been to develop critical mass in the Denver television market (referred to as the Denver ADI which includes Boulder, Greeley, Longmont and other communities in northern Colorado.) In the past, Management believed that critical mass in Denver required approximately 20 restaurants to be operating. However, increased advertising by its competitors and significant increases in the cost of advertising in Denver has caused management to reevaluate critical mass as requiring over 35 Good Times restaurants in the Denver ADI.

     As of December 15, 1999, the Company operated seventeen company-owned and joint-venture Good Times restaurants and had fourteen franchised restaurants open in Colorado and one in Boise, Idaho.

                              December 15, 1998     December 15, 1999
                              _________________     _________________
   Company-owned restaurants          6                    8
   Joint venture restaurants          9                    9
   Franchise operated restaurants    14                   15
                                    ____                 ____
   Total restaurants                 29                   32

     During fiscal 1999, Drive Thru opened one franchised restaurant. One company-owned restaurant was closed in March 1998 due to the condemnation of the development on which it was located. The building and equipment were sold to a franchisee and relocated to a new site in July 1999.

     Management anticipates that Drive Thru and its franchisees will develop a total of five to seven Good Times units in the Denver ADI in 2000.

     OPERATIONS AND MANAGEMENT. Good Times has defined three ingredients essen-tial to its success: (i) consistent delivery of high quality, great tasting products that are proprietary whenever possible; (ii) superior speed of service; and (iii) competitive value pricing. The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver. The total transaction time for the delivery of food at the window is approximately 30 to 45 seconds during peak times.

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

     MARKETING AND ADVERTISING. Prior to fiscal 1998, marketing activities focused on radio advertising and restaurant level promotions in the immediate trade area around each location. The Company implemented a consistent television advertising campaign in fiscal 1998 and anticipates increasing its level of spending on television advertising in fiscal 2000.

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

     FRANCHISE PROGRAM. Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Offering Circular and advertising material to be utilized in soliciting prospective franchisees. Good Times seeks to attract franchisees having experience as restaurant operators, that are well-capitalized and have demonstrated the ability to develop multi-unit franchises.

Good Times currently reviews sites selected for franchises and monitors performance of franchise units. Good Times is considering potential franchisees only for development of units in Colorado.

    Drive Thru estimates that it will cost a franchisee on average approximately $475,000 to $625,000 to open a Good Times double drive thru restaurant, including pre-opening costs and working capital, assuming the land is leased.
 A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least 0.5% of net sales, plus participation in regional or national advertising up to 5% of net sales, or a higher amount unanimously approved by the advertising cooperative, and initial development and franchise fees aggregating $20,000 per unit. Among the services and materials which Drive Thru provides to franchisees are site selection assistance, plans and specifications for construction of the Good Times drive thru restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site pre-opening supervision and advice from time to time relating to operation of the franchised restaurant.

     Drive Thru has entered into six franchise agreements in the Denver ADI. Thirteen franchise restaurants and nine joint-venture restaurants are operating in the Denver ADI. One franchise restaurant in Grand Junction, Colorado has been open pursuant to the development agreement for the Western Slope of Colorado. One joint-venture restaurant opened in Boise, Idaho in 1995, and effective November 1, 1996, that restaurant was sold as a franchise restaurant.

     OPERATIONS TO DATE. Prior to 1997, Good Times developed 24 restaurants, of which 9 were franchised, 7 were company-owned and 8 were joint ventured. In calendar 1997, Drive Thru opened one company-owned unit, two joint-ventured restaurants and one franchised restaurant. In calendar 1998, Drive Thru opened two franchised restaurants, and closed one company-owned restaurant due to the condemnation of the development on which it was located. In calendar 1999, Drive Thru opened one franchised restaurant and two company-owned restaurants.

     EMPLOYEES. At December 1, 1999, Drive Thru employed approximately 335 persons (approximately 165 full time and 170 part time employees). Drive Thru considers its employee relations to be good. None of its employees is covered by a collective bargaining agreement.

ROUND THE CORNER

     On September 30, 1995, the Company completed the sale of Round The Corner Restaurants, Inc. ("RTC") to Hot Concepts in consideration for $100,000 in cash, a note in the amount of $291,394, and the assumption of all of RTC's liabilities.
The sale of RTC by the Company resulted in a deferred gain of $66,000. The Company was notified in August, 1996 of financial difficulties at RTC and of its Chapter 11 bankruptcy filing in October, 1996. In addition to the write-off of the note receivable, the Company recorded reserves of $350,000 for potential losses associated with its guarantee of two restaurant leases and a note payable. The two restaurants have 15 and 36 months of remaining lease liability as of September 30, 1999. The Company entered into a settlement agreement in 1997 with RTC whereby RTC paid the Company $300,000 for the settlement of all of the Company's claims against RTC.

BAILEY PREFERRED STOCK AND COMMON STOCK INVESTMENT

     On May 31, 1996, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement with The Bailey Company ("TBC") for the purchase by TBC of one million shares of Series A Convertible Preferred Stock. The aggregate purchase price for such shares was $1 million.

     Effective August 31, 1998, TBC converted all of the Convertible Preferred Stock into 426,667 shares of Common Stock of the Company. Additionally, under a separate agreement TBC and its controlling owner agreed to guarantee up to $6 million of future mortgage debt obligations of the Company for the development of new restaurants.

   On June 30, 1999 The Bailey Company completed the purchase of 350,000 shares, at $3.00 per share, of Common Stock of the Company for $1,050,000. The shares constitute additional shares of "Restricted Stock" under the May 31, 1996 Registration Rights Agreement between The Company and The Bailey Company.

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

COMPETITION

     The restaurant industry, including the fast food segment, is highly competitive. Drive Thru competes with a large number of other hamburger oriented, fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than does the Company. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's and Carl's Jr. Double drive through restaurant chains such as Rally's Hamburgers, Inc. and Checker's Drive-In Restaurants, Inc., currently operating a total of over 800 double drive through restaurants in various markets in the United States, are not currently operating in Colorado. Management of Drive Thru believes that such double drive through restaurant chains will not expand into Colorado based on their publicly reported objectives and resources; however, such possibility exists and would result in significant competition for Drive Thru.

     Management of Drive Thru believes that it may have a competitive advantage in terms of quality of product and price-value compared to traditional fast food hamburger chains. However, price discounting by the major fast food hamburger chains has had a detrimental effect on Good Times' customer transactions. Early development of its double drive through concept in Colorado has given Drive Thru an advantage over other double drive through chains that may seek to expand into Colorado because of Good Times' brand awareness and present restaurant locations. Nevertheless, Drive Thru may be at a competitive disadvantage with other restaurant chains with greater name recognition and marketing capability. Furthermore, most of Drive Thru's competitors in the fast-food business operate more restaurants, have been established longer and have greater financial resources and name recognition than Good Times. There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

TRADEMARKS - COLORADO

     Drive Thru has registered its mark "Good Times! Drive Thru Burgers"(SM) in the State of Colorado and will endeavor to register such mark in each state it or franchisee intends to open a restaurant. At present, Drive Thru relies solely upon common law trademark protection and state registration. Such reliance will not protect Drive Thru against a prior user of the mark and, if prior use is established, Drive Thru may not be able to use the mark in the area of such use.

While the mark is important to Drive Thru, unavailability of the mark in any particular geographic area into which it desires to expand operations may not necessarily be materially adverse. Such name non-availability may, however, preclude the economies and other advantages which may be available through nationwide or regional marketing and advertising.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company currently leases approximately 3,350 square feet of space for its executive offices in Golden, Colorado for approximately $44,000 per year. The lease is for a one year period expiring in April, 2000 and provides an option for Good Times Restaurants to renew for an additional one-year period expiring in April 2001. The space is leased from The Bailey Company at their corporate headquarters.

     As of December 15, 1999, Drive Thru has an ownership interest in 17 Good Times units, all of which are located in Colorado. Nine of these restaurants are held in limited partnerships of which Drive Thru is the general partner and has a 50% interest in eight of the partnership restaurants and a 78% interest in one partnership restaurant. There are eight Good Times units wholly-owned by Drive Thru. One restaurant building and equipment package was moved from an operating site in fiscal 1998 due to condemnation of the development. The restaurant and equipment were sold to a franchisee and relocated to a new site in July 1999.

     Each of the existing Good Times restaurants is a free-standing structure containing approximately 880 square feet (except for three conversions of other fast food restaurants that are 1,700-2,500 square feet, one conversion of a double drive thru building to one of 1,900 square feet with seating and one prototype 2,300 square foot building with seating) situated on lots of approximately 18,000 to 30,000 square feet. The land is leased at all but one of these locations.

Drive Thru intends to acquire new sites both through land leases and purchase agreements supported by mortgage and leasehold financing agreements.

    All of the restaurants are regularly maintained by the Company's repair and maintenance staff as well as by outside contractors, when necessary. Management believes that all of its properties are in good condition and that there will not be a need for significant capital expenditures to maintain the operational and aesthetic integrity of the properties for the foreseeable future, other than reoccurring maintenance and periodic capital improvements. All of the Company's property is covered up to replacement cost under its insurance policies.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings. The Company is subject to various lawsuits in the normal course of business. These lawsuits are not expected to have a material impact to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.


                                      PART II

ITEM 5.     MARKET FOR COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's outstanding shares of Common Stock (the "Common Stock") are listed for trading in Nasdaq Smallcap Market. The following table sets forth the quarterly high and low bid prices as reported by the NASDAQ from December 31, 1997 through September 30, 1999, as adjusted for the one-for-five reverse stock split in February 1998. The quotations reflect prices,without retail mark-ups or mark-downs or commissions and may not represent actual transactions.

                      Common Stock      Series A Warrants    Series B Warrants
                       Bid Prices           Bid Prices            Bid Prices
Quarter Ended           High     Low       High      Low       High       Low
_____________           ____     ___       ____      ___       ____       ___


December 31, 1997       1.90     1.90      .16       .28       .31        .63
March 31, 1998          3.50     3.41      .16       .28       .16        .38
June 30, 1998           2.56     2.56      .22       .28       .22        .38
September 30, 1998      2.50     2.31      .22       .28       .22        .38
December 31, 1998       3.88     3.63      .31       .31       .25        .25
March 31, 1999          3.00     3.00      .62       .62       .31        .31
June 30, 1999           3.00     3.00      .31       .31       .31        .31
September 30, 1999      3.12     2.87       *         *         *          *


* Series A and Series B Warrants expired on June 30, 1999, therefore prices are not available after the expiration date of June 30, 1999.

     In January 1999, the Company gave notice to the holders of the Series A and Series B warrants that the expiration date of such warrants had been extended from February 10, 1999 to June 30, 1999 and the exercise price of such warrants had been changed to $3.00 per share. Prior to the June 30, 1999 expiration, approximately 106,000 warrants were exercised and the Company received net proceeds of approximately $291,000. The balance of the Series A and Series B Warrants expired.

     As of December 1, 1999, there were approximately 361 holders of record of Common Stock. However, management estimates that there are not fewer than 1,274 beneficial owners of the Company's Common Stock. The NASDAQ symbol for the Common Stock is "GTIM".

                             DIVIDEND POLICY

     The Company has never paid dividends on its Common Stock, certain loan agreements restrict the payment of dividends, and does not anticipate paying dividends in the foreseeable future. The Company's ability to pay future dividends will necessarily depend upon its earnings and financial condition. However, since restaurant development is capital intensive, it is the intention of the Company to retain earnings, if any, for that purpose.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following selected financial data is derived from the companies' historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7.



                 GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

     The following presents certain historical financial inforation of the Company. This financial information includes the combined operations of the Company and Drive Thru for the fiscal years ended September 30, 1998 and September 30, 1999.

                                                  Year Ended
                                                 September 30,
                                                 _____________
Operating Data:                               1998             1999
                                              ____             ____

Net Revenue                               $13,065,000      $13,608,000

Restaurant Operating Costs:
     Food and paper costs                   4,537,000        4,706,000
   Labor, occupancy and other               5,820,000        5,537,000
     Depreciation and amortization            698,000          665,000
                                           __________       __________
        Total restaurant operating costs   11,055,000       10,908,000

Income From Restaurant Operations           2,010,000        2,700,000

Other Operating Expenses:
     Selling, General and Administrative
       Expense                              1,839,000        2,009,000
     Loss from operating RTC stores            31,000           63,000
     Loss (Gain) on disposal of restaurants
        and equipment                        (225,000)         (69,000)
     Loss from lease guarantees               217,000           17,000
                                            _________        _________
Total Other Operating Expenses              1,862,000        2,020,000

Income (Loss) from Operations                 148,000          680,000

Other Income and (expenses)
     Minority income (expense), net          (266,000)        (420,000)
     Interest, net                            (51,000)          33,000
     Loss from store condemnation lawsuit           0         (179,000)
     Other, net                               (57,000)         (56,000)
                                            _________        _________
Total other income and (expenses)            (374,000)        (622,000)

Net Income (loss)                           $(226,000)       $  58,000
                                            =========        =========
Preferred Stock Dividends in Arrears          (40,000)               0
                                            _________        _________

Net Income (Loss) Attributable to
     Common Shareholders                    $(266,000)       $  58,000
                                            =========        =========

Basic and Diluted Earnings Per Share        $    (.20)       $     .03
                                            =========        =========
Weighted Average Shares and equivalents
used in per share calculations:
              Basic                         1,345,156        1,921,361
              Diluted                       1,345,156        1,946,666



                                                   September 30,
                                                   _____________
                                              1998               1999
Balance Sheet Data:                           ____               ____

     Working Capital (deficit)             $(114,000)        $ 564,000
     Total assets                          6,578,000         8,537,000
     Minority Interest                     1,465,000         1,310,000
Long-term debt                               463,000           747,000
Stockholders' equity                      $2,682,000        $4,092,000


     This Form 10-KSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results could differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including but not limited to the following:

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

     (II) The Company may be negatively impacted if the Company is unable to sustain same store sales increases that were experienced during fiscal 1999. Sales increases will be dependent, among other things, on the success of Company advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

The Company may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; an inadequate number of hourly paid employees; the future of the technology systems of the Company or of those parties with which the Company has material relationships to be Year 2000 compliant and/or decreases in the availability of affordable capital resources. The Company cautions the reader that such risk factors are not exhaustive, particularly with respect to future filings.

RESULTS OF OPERATIONS

FISCAL YEARS 1999 AND 1998

    NET REVENUES. Net revenues for the year ended September 30, 1999 increased $543,000 (4.2%) to $13,608,000 from $13,065,000 for the year ended September 30,
1998. Net revenues increased $1,207,000 or 10.7% during fiscal 1999 from same store net revenues for restaurants that were open for the full fiscal 1998 and 1999 periods. The increase in same store net revenues is attributable to menu price increases taken since February 1997 and a new television advertising campaign that was initiated in September 1998 featuring the introduction of a new onion ring product. Net revenues increased $144,000 due to one restaurant that was not open for the full prior year period. Net revenues decreased $851,000 due to one company-owned restaurant that was closed in March 1998 as a result of the condemnation of the development (the restaurant was relocated to a new site), and one company-owned restaurant that was sold to a franchisee in September 1998. Net revenues increased $44,000 due to an increase in franchise development fees and royalties from $306,000 in fiscal 1998 to $350,000 in fiscal 1999.

Net revenues from Drive Thru and its franchisees were $23,690,000 for the fiscal year ended September 30, 1999 compared to $20,560,000 for the prior fiscal year.

     FOOD AND PAPER COSTS. For the year ended September 30, 1999, Drive Thru's food and paper costs were 35.5% of net restaurant sales compared to 35.6% of net restaurant sales in fiscal 1998.

     LABOR, OCCUPANCY AND OTHER EXPENSES. For the year ended September 30, 1999 Drive Thru's labor, occupancy and other expenses decreased $283,000, from $5,820,000 (45.6% of net restaurant revenues) to $5,537,000 (41.8% of net restaurant revenues), compared to the year ended September 30, 1998. The decrease in labor, occupancy and other expenses is attributable to 1) the prior year period expenses include two additional restaurants, one of which was closed in March 1998 and the other was sold to a franchisee in September 1998; and 2) an increase in same store net restaurant sales, which causes restaurant expenses to decrease as a percentage of net restaurant sales.

     DEPRECIATION AND AMORTIZATION EXPENSES. For the year ended September 30, 1999 Drive Thru's depreciation and amortization expenses decreased $33,000, from $698,000 to $665,000, compared to the year ended September 30, 1998.
The decrease is attributable to the restaurant that was sold to a franchisee in September 1998 and the restaurant that was closed in March 1998.

     INCOME FROM RESTAURANT OPERATIONS. For the year ended September 30, 1999 Drive Thru's income from restaurant operations was $2,700,000 compared to $2,010,000 for the year ended September 30, 1998.

     Drive Thru's income from restaurant operations as a percentage of net restaurant revenues was 20.4% for the year ended September 30, 1999, an increase from 15.7% for the prior year period. The increase in income from restaurant operations is attributable to menu price increases as well as management's focus on improving restaurant labor and operating efficiencies and expenses. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) as a percentage of net restaurant sales was 25.8% for the year ended September 30, 1999 compared to 21.8% for the year ended September 30, 1998. Income from restaurant operations reflect regional supervision, opening expenses and accretion of deferred rent of $277,000 for the year ended September 30, 1999 and $286,000 for the year ended September 30, 1998.

     INCOME FROM OPERATIONS. Drive Thru's income from operations improved to $680,000 in fiscal 1999 compared to $148,000 in fiscal 1998. Income from operations for the year ended September 30, 1999 includes a gain of $59,000 from the sale to a franchisee of a restaurant building and equipment (the restaurant sold had been closed in March 1998 due to condemnation of the development). The Company sold RTC as of September 30, 1995. In October 1996, the purchaser of RTC declared bankruptcy. The following discussion and analysis includes expenses and liabilities related to the Company's guarantee of certain RTC leases. Income from operations was negatively impacted during fiscal 1999 by $17,000 of expenses associated with one RTC lease guarantee compared to $217,000 during fiscal 1998 and $63,000 of expenses associated with the operation by Good Times of one RTC restaurant, compared to $31,000 during fiscal 1998. Selling, general and administrative expenses increased from $1,839,000 (14.1% of net revenues) in the year ended September 30, 1998 to $2,009,000 (14.8% of net revenues) in the year ended September 30, 1999. The increase in selling, general and administrative expenses is attributable to increased television advertising, which increased advertising expense to $888,000 (6.7% of net restaurant sales) for the year ended September 30, 1999 from $800,000 (6.3%) for the year ended September 30, 1998, and to increased training and recruiting expenses which increased to $147,000 for the year ended September 30, 1999 from $89,000 for the year ended September 30, 1998.

    NET INCOME (LOSS). The net income for Drive Thru was $58,000 for the fiscal year ended September 30, 1999 compared to a net loss of ($226,000) for the fiscal year ended September 30, 1998. Minority interest expense increased $154,000 as a result of improved Income from Restaurant Operations in the joint-venture restaurants for the year ended September 30, 1999. Net interest income increased $84,000 in fiscal 1999 due to an increase in interest earning cash reserves compared to fiscal 1998, and a reduction in interest expense of $19,000 compared to fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had $1,748,000 of cash and cash equivalents on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and for the development of new restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2000 will be sufficient to cover the working capital needs of the Company for the 2000 fiscal year.

     During fiscal 1999, the Company executed a commitment letter with Safeco Credit Company whereby Safeco has committed to provide up to $3,000,000 in mortgage debt financing for the development of the Company's new prototype restaurants, including the purchase of land underlying the restaurants. The balance outstanding is $510,000 at September 30, 1999. The Company also entered into two commitment letters with a financial institution. Under the terms of the commitments the Company can borrow up to $1,850,000 in long term financing to be used only for the development of five new Good Times Restaurants and the repayment of a $300,000 note due to a third party. There were no borrowings under those commitments as of September 30, 1999.

     Effective August 31, 1998, TBC converted all of the Convertible Preferred Stock into 426,667 shares of Common Stock of the Company. Additionally, under a separate agreement TBC and its principal owner agreed to guarantee up to $6 million of future mortgage debt obligations of the Company for the development of new restaurants. In fiscal 1999, TBC purchased 350,000 shares of common stock for $1,050,000 in cash, and received 25,000 warrants in conjunction with the purchases.

   The Company remains contingently liable on one Las Vegas restaurant lease that has been subleased, and two RTC restaurant leases, one of which has been subleased. Management anticipates minimal future losses from the RTC or Vegas lease contingencies.

     As of September 30, 1999, the Company had working capital of $564,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. It is anticipated that working capital deficits will be incurred as new Drive Thru restaurants are opened.

     Net cash provided by operating activities of the Company was $1,234,000 for fiscal 1999 compared to $385,000 in fiscal 1998. For fiscal 1999, this was the result of net income of $58,000 and non-cash reconciling items totaling $1,176,000 (comprised principally of depreciation and amortization of $665,000, minority interest of $420,000 and increases in operating assets and liabilities totaling $91,000).

     Net cash used in investing activities by the Company in fiscal 1999 was $903,000, which reflects the purchase of property and equipment of $935,000, and proceeds from the sale of assets of $289,000. Drive Thru utilizes cash provided by investing activities for working capital and for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants and refurbishment of existing restaurants. In fiscal 1999 Drive Thru developed one company-owned restaurant.

     Net cash provided by investing activities by the Company in fiscal 1998 was $530,000, which included the purchase of property and equipment of $231,000 and proceeds from the sale of assets of $532,000.

     Net cash provided by financing activities by the Company in fiscal 1999 was $649,000 which includes proceeds from the sale of common stock and the exercise of warrants of $1,336,000, contributions from minority interests in partnerships of $11,000, distributions to minority interests in partnerships of $586,000 and principal payments on notes payable and long term debt of $112,000.

     Net cash used in financing activities by the Company in fiscal 1998 was $555,000 which includes principal payments on notes payable and long term debt of $152,000, borrowings on notes payable and long-term debt of $18,000, distributions to minority interests in partnerships of $440,000 and contributions from minority interests in partnerships of $19,000.

     Neither the Company nor Drive Thru currently have any bank lines of credit.

     The Company intends to use its cash resources and cash generated from operations for working capital, and for the development of new company-owned and joint-venture restaurants in combination with planned additional debt financing. Management intends to continue to develop Good Times restaurants through franchising and joint development activities with existing and new franchisees.

YEAR 2000 READINESS DISCLOSURE

    Computer programs or other embedded technology that have been written using two digits to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in widespread miscalculations or system failures. If we and our material vendors and suppliers are unable to address Year 2000 issues in a timely manner, under a worst case scenario it could result in material financial risk, including the loss of revenue and substantial unanticipated costs. Therefore, we plan to devote all resources necessary to resolve significant
Year 2000 issues in a timely manner.

     Both information technology systems and non-IT systems using embedded technology may be affected by the Year 2000. We have undertaken an enterprise-wide program to prepare our IT and non-IT systems and applications for the Year 2000. We completed the assessment phase of our Year 2000 program and have implemented all computer hardware and software replacements and upgrades as of September 30, 1999. We have completed the process of surveying whether vendors and suppliers with which we have material relationships are Year 2000 compliant. This assessment process included contacting each vendor's IT department to inquire as to their state of Year 2000 readiness and requesting written documentation outlining each vendor's Year 2000 compliance plan.
We have contacted our major food supplier and have received assurances that such supplier has addressed the Year 2000 issue and the specific actions that are being taken in connection with its business operations. However, we have not independently verified the accuracy of any third party's Year 2000 readiness assurances.

     Expenditures for Year 2000 issues were approximately $125,000 for fiscal 1999. Although management believes that Good Times is reasonably well prepared for any impact of the Year 2000, since many Year 2000 factors outside the Company's control could cause significant disruptions of business activities, such as the failure of third parties to be Year 2000 compliant, we are not able to determine whether the Year 2000 will have a material effect on our financial condition, results of operations or cash flows.



                        INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ____

Good Times Restaurants Inc. and Subsidiaries:

Independent Auditor's Report                                         F-2

Consolidated Balance Sheet - September 30, 1999                      F-3

Consolidated Statements of Operations - For the Years
   Ended September 30, 1998 and 1999                                 F-5

Consolidated Statement of Stockholders' Equity -
   For the Period from October 1, 1997 through September 30, 1999    F-6

Consolidated Statements of Cash Flows - For the Years
   Ended September 30, 1998 and 1999                                 F-7

Notes to Consolidated Financial Statements                           F-8


                            INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors
Good Times Restaurants Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1999, in conformity with generally accepted accounting principles.


Hein + Associates LLP

Denver, Colorado
November 5, 1999

                 GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                      ASSETS
                                      ______
CURRENT ASSETS:
     Cash and cash equivalents                             $1,748,000
     Investments, at fair value                               299,000
     Receivables                                              192,000
     Inventories                                               55,000
     Prepaid expenses and other                                37,000
     Notes receivable                                          48,000
                                                           __________
             Total current assets                           2,379,000
PROPERTY AND EQUIPMENT, AT COST:
     Land and building                                      3,340,000
     Leasehold improvements                                 2,349,000
     Fixtures and equipment                                 3,039,000
                                                           __________
                                                            8,728,000
     Less accumulated depreciation and amortization        (3,080,000)
                                                           __________
                                                            5,648,000
OTHER ASSETS:
     Notes receivable                                        435,000
     Other                                                    75,000
                                                           _________
                                                             510,000
                                                           _________

TOTAL ASSETS                                              $8,537,000
                                                           =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                   $399,000
     Accounts payable                                        607,000
     Lease obligations, RTC and Las Vegas                    202,000
     Accrued other liabilities                               607,000
                                                           _________
             Total current liabilities                     1,815,000

LONG-TERM LIABILITIES:
     Debt, net of current portion                            747,000
     Lease obligations, RTC and Las Vegas,
        net of current portion                               260,000
    Deferred liabilities                                     313,000
                                                           _________
             Total long-term liabilities                   1,320,000

MINORITY INTERESTS IN PARTNERSHIPS                         1,310,000

COMMITMENTS (NOTES 2, 5, 6, and 9)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000
        shares authorized, none issued and
        outstanding
     Common stock, $.001 par value; 50,000,000
        shares authorized, 2,221,507 shares
        issued and outstanding                                 2,000
     Capital contributed in excess of par value           13,203,000
     Accumulated deficit                                  (9,113,000)
                                                          __________
              Total stockholders' equity                   4,092,000
                                                          __________
TOTAL LIABILITIES and Stockholders' Equity                $8,537,000
                                                           =========


                    GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS ENDED
                                                        SEPTEMBER 30,
                                                    ___________________
                                                      1998            1999
                                                      ____            ____
NET REVENUES:
   Restaurant sales                             $12,759,000       $13,258,000
   Area development and franchise fees               65,000            20,000
   Franchise royalties                              241,000           330,000
                                                 __________        __________
        Total net revenues                       13,065,000        13,608,000

RESTAURANT OPERATING COSTS:
   Food and paper costs                           4,537,000         4,706,000
   Restaurant labor costs                         3,989,000         3,802,000
   Restaurant occupancy costs                     1,370,000         1,322,000
   Accretion of deferred rent                        46,000            27,000
   Other restaurant operating costs                 390,000           362,000
   Opening expenses                                  25,000            24,000
   Depreciation and amortization                    698,000           665,000
                                                 __________        __________
        Total restaurant operating costs         11,055,000        10,908,000
                                                 __________        __________

INCOME FROM RESTAURANT OPERATIONS                 2,010,000         2,700,000

OTHER OPERATING EXPENSES (INCOME):
   General and administrative                     1,039,000         1,121,000
   Advertising                                      800,000           888,000
   Loss from operating RTC stores                    31,000            63,000
   Loss (gain) on disposal of restaurants
      and equipment                                (225,000)          (69,000)
   Loss from RTC lease guarantees                   217,000            17,000
                                                 __________        __________
        Total other operating expenses            1,862,000         2,020,000
                                                 __________        __________

INCOME FROM OPERATIONS                              148,000           680,000

OTHER INCOME (EXPENSES):
   Interest income                                   40,000           105,000
   Interest expense                                 (91,000)          (72,000)
   Minority interest in income of partnerships     (266,000)         (420,000)
   Loss from store condemnation lawsuit                -             (179,000)
   Other, net                                       (57,000)          (56,000)
                                                 __________        __________
        Total other expenses, net                  (374,000)         (622,000)
                                                 __________        __________

NET INCOME (LOSS)                                $ (226,000)       $   58,000
                                                 ===========       ===========
PREFERRED STOCK DIVIDENDS                        $  (40,000)       $     -
                                                 __________        __________

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS     $ (266,000)       $   58,000
                                                 ==========        ==========

Basic and Diluted Earnings Per Share             $     (.20)       $      .03
                                                 ==========        ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                          1,345,156         1,921,361
                                                 ==========        ==========

   Diluted                                        1,345,156         1,946,666
                                                 ==========        ==========



                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM OCTOBER 1, 1997 THROUGH SEPTEMBER 30, 1999


        PREFERRED         COMMON
          STOCK           STOCK
        ____________   ______________    CAPITAL IN    ACCUMU-
        ISSUED   PAR    ISSUED   PAR     EXCESS OF     LATED
        SHARES  VALUE   SHARES  VALUE    PAR VALUE     DEFICIT     TOTAL
       _____    _____   ______  _____    __________    _______     _____
BALANCES,
OCT 1, 1,000,000 10,000 1,279,556 $1,000 $11,827,000 $(8,945,000) $2,893,000
1997
Stock      -       -        7,414    -        15,000      -          15,000
issued to
employee
benefit
plan

Common     -       -       34,282    -          -         -             -
stock
issued as
preferred
stock
dividends

Prefer-(1,000,000)(10,000)426,667  1,000      9,000       -             -
red
stock
converted
to common stock
Net loss    -       -        -       -          -      (226,000)   (226,000)
         _________ ____ __________ _____  ___________  _________  _________
BALANCES,   -       -   1,747,919  2,000  11,851,000   9,171,000  2,682,000
SEPTEMBER 30,
1998

Stock       -       -       7,072    -       16,000        -         16,000
issued to
employee
benefit plan

Common      -       -      10,684    -         -           -           -
stock
issued as
preferred
stock
dividends

Private     -       -     350,000    -    1,045,000        -      1,045,000
placement
stock purchase

Exercise    -       -     105,832    -      291,000        -        291,000
of warrants

Net income  -       -        -       -         -         58,000      58,000
           ___    ____ __________ ______ ___________ ___________ __________
BALANCES,   -      $-  $2,221,507 $2,000 $13,203,000 $(9,113,000)$4,092,000
SEPTEMBER
30,        ===    ==== ========== ====== =========== =========== ==========
1999


                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEARS ENDED
                                                               SEPTEMBER 30,
                                                             _____________
                                                       1998           1999
                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $(226,000)        $58,000
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization                   698,000         665,000
      Accretion of deferred rent                       46,000          27,000
      Minority interest                               266,000         420,000
      Gain on disposal of property, restaurants
      and equipment, net                             (225,000)        (69,000)
      Loss on lease guarantees                        217,000          17,000
      Loss on condemnation lawsuit                       -            179,000
      Common stock issued to 401(k) Plan for
      Company match                                    15,000          16,000
      Changes in operating assets and liabilities:
        (Increase) decrease in:
          Receivables                                 (42,000)        (92,000)
          Inventories                                  (1,000)         (3,000)
          Prepaid expenses and other                    3,000         (68,000)
        (Decrease) increase in:
          Accounts payable                            (24,000)        166,000
          Accrued and other liabilities              (342,000)        (82,000)
                                                     ________       _________
      Net cash provided by operating activities       385,000       1,234,000
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for the purchase of property
     and equipment                                   (231,000)       (935,000)
   Proceeds from sale of assets                       532,000         289,000
   Purchase of investments                               -           (299,000)
   Loans made to franchisees                         (451,000)       (261,000)
   Payments received on loans to franchisees          380,000         303,000
   Payment received for RTC bankruptcy settlement     300,000            -
                                                    _________       _________

      Net cash provided by (used in)
        investing activities                          530,000        (903,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable and
     long-term debt                                  (152,000)       (112,000)
   Borrowings on notes payable and long-term debt      18,000            -
   Distributions paid to minority interests
     in partnerships                                 (440,000)       (586,000)
   Contributions from minority interest in
     partnerships                                      19,000          11,000
   Proceeds from the sale of common stock                -          1,045,000
   Proceeds from exercise of warrants                    -            291,000
                                                    _________       _________
      Net cash provided by (used in)
        financing activities                         (555,000)        649,000
                                                    _________       _________

INCREASE IN CASH AND CASH EQUIVALENTS                 360,000         980,000

CASH AND CASH EQUIVALENTS, beginning of period        408,000         768,000
                                                    _________       _________

CASH AND CASH EQUIVALENTS, end of period           $  768,000      $1,748,000
                                                    =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                          $   91,000      $   72,000
                                                    =========       =========

   Cash paid for taxes                             $     -         $     -
                                                    =========       =========

   Purchase of land, building, and equipment
     through notes and debt                        $   18,000      $  700,000
                                                    =========       =========

Conversion of preferred stock to common stock      $1,000,000      $     -
                                                    =========       =========

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. In July 1992, Good Times merged with Round the Corner Restaurants, Inc. (RTC), and subsequently sold all of the stock of RTC in 1995. The Company operates through its subsidiary Good Times Drive Thru Inc. (Drive
Thru).

     Drive Thru commenced operations in 1986 and, as of September 30, 1999, operates 15 company-owned and joint venture drive-thru fast food hamburger restaurants. The Company's restaurants are located in Colorado. In addition, Drive Thru has 14 franchises operating in Colorado and one in Boise, Idaho, and is offering franchises for development of additional Drive Thru restaurants.

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

     CADH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

     INVESTMENTS - Investments are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to SFAS No. 115, the Company's investments are classified as available-for-sale based on management's intent. Investments classified as available-for-sale are stated at market value, with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholder's equity. These investments are comprised of bonds and certificates of deposit (CDs).

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

    IMPAIRMENT - The Company follows SFAS No. 121, when assessing properties for impairment. The undiscounted cash flows are compared to the net book value on a restaurant-by-restaurant basis. If the undiscounted cash flows are less than the net book value, the restaurant is written down to its fair market value.

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

     DEFERRED LIABILITIES - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $264,000 as of September 30, 1999) has been reflected in the accompanying consolidated balance sheet as a deferred liability. The remaining balance includes a deferred gain of $49,000 on the sale of a restaurant.

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

   INCOME TAXES - Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

   NET INCOME (LOSS) PER COMMON SHARE - The income (loss) per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and receivables. At September 30, 1999, notes receivable totaled $483,000 and were from three entities. The notes receivables are generally collateralized by buildings and equipment and guaranteed by certain individuals. Additionally, the Company has receivables of $192,000, which consists principally of current franchise receivables.

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

     The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, receivables, notes receivables, long-term debt, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities or interest rates that approximate the Company's current expected borrowing and lending rates.

     COMPREHENSIVE INCOME (LOSS) - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

    ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

     RECLASSIFICATION - Certain reclassifications have been made to conform 1998 financial statements to the presentation in 1999. The reclassifications had no effect on net loss.


2.  SALE OF RESTAURANTS:

    In connection with the sale of RTC in 1995, the Company remained a guarantor on certain property leases. RTC subsequently declared bankruptcy and the Company became obligated to perform on their guarantee.

     In 1995, the Company closed its operations in Las Vegas (LV) and has subsequently focused substantially all its market efforts in Colorado. In connection with the closure of restaurants in LV, the Company subleased its property location. Under its sublease agreement, the Company has a continuing liability for a portion of the lease. As of September 30, 1999, the estimated liability for the RTC and LV lease obligations is $462,000 of which $202,000 is recorded as a current liability.

     In 1996, the Company sold its interest in one of its managed limited partnerships to the limited partner. The Company remains a guarantor on $228,000 of notes payable assumed by the purchaser. The purchaser and an additional guarantor have personally agreed to indemnify the Company for any payments made on the note by the Company.

     The Company closed a store because a local government body condemned the development on which it was located. The Company moved the building and equipment to a storage facility, and in 1999, sold the building and equipment to a franchisee to open a new store. As a result of a court ruling on the condemnation, the Company recorded a loss in 1999 of $179,000 associated with the charge-off of its carrying costs on the site. The Company expects to be reimbursed for certain costs, which is included as a $20,000 receivable at September 30, 1999 and continues to pursue recovery of additional amounts related to the condemnation.

    In 1998, the Company sold a restaurant to a franchisee for $374,000 cash and a $76,000 note. The Company recognized a gain on the sale in the amount of approximately $184,000, which is included in loss (gain) on disposal of restaurants and equipment.

3.  INVESTMENTS AND INVESTMENT INCOME:

     Investments as of September 30, 1999 consist of the following:

                                                Unrealized
                                     Cost       Gain (Loss)        Investments
                                   ________     ___________        ___________
Fixed income bonds and CDs         $299,000     $    -               $299,000

4.  NOTES RECEIVABLE:

     Notes receivable consist of the following as of September 30, 1999:

Note receivable, 8%, monthly payments of principal and interest are due in the amount of $3,410, with the final payment due in
June 2010.  Collateralized by a building and equipment and
guaranteed by an individual.                                         $294,000

Note receivable, 12%, monthly payments of principal and interest in the amount of $760, with the final payment in September 2001.
Collateralized by a second interest in building and equipment.         76,000

Note receivable, 8%, monthly payments of principal and interest are due in the amount of $940, with the final payment due in June
2008.  This receivable may be due earlier if sales generated by the collateralized restaurant exceed a certain dollar amount.
Collateralized by a second interest in a building and guaranteed by
an individual.                                                         71,000

Note receivable, 9%, monthly payments of principal and interest in the amount of $1,245, with final payment in September 2000 collateralized by building and equipment.  The note is personally guaranteed by an individual.  The borrower of this note has not made payments in over one year, and the noteholder was brought to court to collect. The judgment order was in favor of the Company for the full note balance, plus interest and attorney fees.
The Company believes that the collateral and the noteholder's
personal net worth is adequate to cover the judgment order amount.     42,000
                                                                      _______
                                                                      483,000
Less current portion.                                                 (48,000)

                                                                     $435,000
                                                                      =======
5.  DEBT:

Note payable to a financial institution, monthly payments of interest only are due until December 1, 1999.  Starting in
December 1999, equal monthly payments of principal and interest are due in the amount of $8,000 with the final payment due in
November 2014.  The interest rate on the note is variable based on the average yield on 30-day financial commercial paper plus 3%.
During the first 60 months of the loan term, at the option of the
Company, the interest rate may be converted to a fixed rate equal to the 10-year treasury bill rate plus 3%, with a floor of 8%.
This note is guaranteed by a significant stockholder entity
(see Note 9)for 50% of the outstanding loan balances for the first
5 years of the loan term, with a reduction of the guarantee
beginning with the 6th year.                                         $510,000

Promissory note, payable by a limited partnership, of which the
Company is the general partner, interest and principal payable monthly, with the final payment due in August 2004.  The interest rate on the note is variable based on the 30-day commercial paper plus 3%, with a floor of 6%.  At the option of the Company, the interest rate may be converted to a fixed rate equal to the 7-year treasury bill rate plus 3%, with a floor of 8%.  This note is guaranteed by the Company, and the limited partner who is also a
significant stockholder (see Note 9).                                 150,000

Note payable to an individual and his pension plan with
interest at 12%, payable quarterly, principal due in May 2000.        300,000

Other, various terms.                                                 186,000
                                                                    _________
                                                                    1,146,000
Less current portion.                                                 399,000
                                                                   $  747,000
                                                                    =========

     As of September 30, 1999, debt payments over the next five years are as follows:

          2000                                                    $  399,000
          2001                                                       111,000
          2002                                                       112,000
          2003                                                        83,000
          2004                                                        61,000
          Thereafter                                                 380,000
                                                                   _________
                                                                  $1,146,000
                                                                   =========

     During the year, the Company obtained a loan from a financial institution. Under the terms of the loan, the Company can borrow up to $3,000,000. The balance is $510,000 at September 30, 1999. Borrowings under the commitment can be made only for the development of three new Good Times Restaurants. The loan is partially guaranteed by a significant stockholder (or entities related to the significant stockholder) (see Note 9). The Company has agreed to pay the guarantors an annual fee in the amount of 1% of the average outstanding principal in cash or 1.5% of the average outstanding principal in common stock, and issued a warrant to purchase 426,667 shares at $.0001 per share which is only exercisable in the event of the bankruptcy of the Company. Furthermore, the Company agreed to certain covenants to remain in effect so long as the guarantee is in place.

     During the year, the Company entered into two commitment letters with a financial institution. Under the terms of the commitments, the Company can borrow up to $1,850,000. There were no borrowings as of September 30, 1999. Borrowings under the commitments can be made only for the development of five new Good Times Restaurants and the repayment of a $300,000 note due to a third party. Furthermore, the Company has agreed to certain covenants to remain in effect while the loan is outstanding.

6.  COMMITMENTS:

   The Company's office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. The Company paid no material amounts as a result of these provisions.

     Following is a summary of operating lease activities:


                                                              OPERATING
                                                                LEASES
                                                                 1999
                                                              _________

     Minimum rentals                                        $ 1,325,000
     Less sublease rentals                                     (473,000)
                                                              _________

     Net rent paid                                          $   852,000
                                                              =========

     As of September 30, 1999, future minimum rental commitments required under Good Times and Drive Thru capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:


                                                              OPERATING
                                                                LEASES

          2000                                              $ 1,465,000
          2001                                                1,354,000
          2002                                                1,333,000
          2003                                                1,226,000
          2004                                                1,151,000
          Thereafter                                          8,017,000
                                                             __________
                                                             14,546,000

Less sublease rentals                                        (4,815,000)
                                                             __________
                                                            $ 9,731,000
                                                             ==========

    The Company remains contingently liable on several leases of restaurants that were previously sold, which have been included in the future minimum rental commitment schedule above. The Company is also a guarantor on a Small Business Administration loan to a franchisee for approximately $357,000.

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


8.  INCOME TAXES:

     Deferred tax assets (liabilities) are comprised of the following at September 30, 1999:

                                                 Current       Long-Term
                                                 _______       _________
 Deferred assets (liabilities):
     Partnership basis difference               $   -         $  572,000
     Net operating loss carryforward                -          2,003,000
     Property and equipment basis differences       -         (1,045,000)
     Other accrued liability difference          140,000          46,000
                                                 _______       _________
Net deferred tax assets                          140,000       1,576,000
Less valuation allowance*                       (140,000)     (1,576,000)
                                                 _______       _________
Net deferred tax assets                         $   -         $    -
                                                 =======       =========

     ___________________________
   * The valuation allowance increased by $2,000 during the year ended September 30, 1999.


     The Company has no taxable income under Federal and state tax laws. Therefore, no provision for income taxes was included. The Company has net operating loss carryforwards of approximately $5,360,000 for income tax purposes which expire from 2002 through 2012. The use of these losses may be restricted in the future due to changes in ownership.

    Total income tax expense for the years ended 1999 and 1998 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

                                                      1999          1998
                                                      ____          ____

Total expense computed by applying the U.S.
statutory rate (34%)                                $20,000      $(77,000)
Effect of net operating loss carryforward           (22,000)       77,000
Other                                                 2,000          -
                                                     ______       _______
Provision for income taxes (rounded)                $  -         $   -

                                                     ======       =======

9.  RELATED PARTIES:

     In fiscal 1998, the Bailey Company (the "Baileys"), a significant common stock stockholder, converted all of the outstanding Convertible Preferred Stock to common stock. In fiscal 1999, the Baileys purchased 350,000 shares of common stock, and received 25,000 warrants in conjunction with the purchases (see Notes 10 and 11).

    The Baileys have entered into a co-development agreement with the Company as well as two franchise agreements and an attendant management agreement. The Company also leases office space from the Bailey's. Rent paid to the Baileys in 1999 was $44,000. The Baileys and the Company have guaranteed a loan made to the co-development partnership in the amount of $150,000. The Baileys construction division renovated a new store of the Company, which opened in October 1999.
The Company owed the Baileys approximately $150,000 for this construction at September 30, 1999. Two of the Company's Board members are principals of the Baileys. As described in Note 5, the Baileys have also agreed to guarantee certain loan arrangements and the Company has agreed to pay the Baileys a fee for this guarantee.


10.  STOCKHOLDERS' EQUITY:

    In 1998, the shareholders approved a one-for-five reverse stock split of the Company's common stock. All references to number of shares, except shares Authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

    The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

     In 1996, the Company closed the sale of $1 million of preferred stock. In August 1998, the preferred stockholder exercised its right to convert the preferred stock to common stock at a rate of $2.34375. All such preferred stock was converted and none is outstanding at September 30, 1999. At September 30, 1998, there were $25,000 of dividends in arrears, which were paid in fiscal 1999.

     A significant stockholder entity purchased 350,000 shares of common stock through two private placements in fiscal 1999. In conjunction with the second purchase, the significant stockholder received 25,000 warrants.

11.  STOCK-BASED COMPENSATION:

Earnings Per Share - The following is a reconciliation of basic and diluted EPS:

                                       FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                    __________________________________________

                                      INCOME            SHARES       PER SHARE
                                    (NUMERATOR)      (DENOMINATOR)     AMOUNT
                                    ___________      _____________   _________
BASIC EPS
  Income available to common
  shareholders                       $58,000            1,921,361       $.03
                                                                         ===
  Effect of dilutive options
  and warrants                          -                  25,305
                                      ______            _________
DILUTED EPS
  Income available to common
  shareholders plus assumed
  conversions                        $58,000            1,946,666       $.03
                                      ======            =========        ===

     Vested options to purchase 115,999 shares of common stock were outstanding at September 30, 1999. All of these options had a dilutive effect on the 1999 EPS. For purposes of calculating diluted EPS, those options resulted in 25,305 incremental shares for 1999, determined using the treasury stock method. These options had exercise prices ranging from $2.31 to $2.50 per share for 1999.

     The Company also had warrants outstanding at September 30, 1999 to purchase 35,000 shares of common stock. All of these warrants had an anti-dilutive effect on the diluted EPS and were therefore excluded from the calculation.

    Basic and diluted EPS were the same for fiscal 1998 as the Company had losses from continuing operations and therefore, the effect of all potential common stocks was antidilutive.

    The Company has an incentive stock option plan (the ISO) and a non-statutory stock option plan (the NSO) whereby 525,000 shares and 125,000 shares, respectively, are reserved for issuance. As of September 30, 1999, options for the purchase of 236,880 and 48,001 shares of common stock are outstanding under these plans, respectively, and no options have been exercised.

   The following is a summary of activity under these stock option plans for the years ended September 30, 1998 and 1999.

    INCENTIVE STOCK OPTIONS - Activity for incentive stock options is summarized below.

                                      1998                         1999
                             ____________________         ____________________
                                           WEIGHTED                   WEIGHTED
                                            AVERAGE                   AVERAGE
                               NUMBER       EXERCISE      NUMBER      EXERCISE
                               OF SHARES    PRICE        OF SHARES    PRICE
                               _________   ________     _________   ________

Outstanding, beginning of year   71,500      $2.50       106,180       $2.50
     Canceled                    (1,200)     $2.50        (1,700)      $2.42
     Granted                     35,880      $2.50       132,400       $3.12
                                _______                  _______
Outstanding, end of year        106,180      $2.50       236,880       $2.85
                                =======                  =======

     For all incentive stock options granted during 1998 and 1999, the weighted average fair value per option was approximately $1.64 and $2.56, respectively. The outstanding options at September 30, 1998 and 1999 had weighted average exercise prices of $2.50 and $2.85, respectively.

   At September 30, 1999, options for 67,998 shares were exercisable. Additional options will become exercisable as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                 NUMBER            EXERCISE
YEAR ENDING SEPTEMBER 30,                        OF SHARES         PRICE
________________________                         _________         ________

          2000                                    22,646            $2.86
          2001                                    40,134            $2.91
          2002                                    53,420            $2.96
          2003                                    52,682            $3.12
                                                 _______
          Total                                  168,882
                                                 =======

     If not previously exercised, options outstanding at September 30, 1999 will expire as follows:

[/TABLE]
                                                                   WEIGHTED
                                                                   AVERAGE
                                                 NUMBER            EXERCISE
YEAR ENDING SEPTEMBER 30,                        OF SHARES         PRICE
________________________                         _________         ________
          [C]                                    [C]                [C]

          2007                                    70,400            $2.50
          2008                                   131,700            $2.50
          2009                                    34,780            $3.12
                                                 _______
          Total                                  236,880
                                                 =======
[/TABLE]

     NON-QUALIFIED STOCK OPTIONS - The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 1998 and 1999:

[/TABLE]
                                      1998                         1999
                             ____________________         ____________________
                                           WEIGHTED                   WEIGHTED
                                            AVERAGE                   AVERAGE
                               NUMBER       EXERCISE      NUMBER      EXERCISE
                               OF SHARES    PRICE        OF SHARES    PRICE
                               _________   ________      _________   ________
[C]                              [C]       [C]             [C]        [C]

Outstanding, beginning of year   21,121    $11.70          26,000     $ 5.38
     Granted                     14,000    $ 2.50          34,001     $ 2.31
     Canceled/expired            (9,121)   $15.60         (12,000)    $ 8.75
                                 ______                    ______

Outstanding, end of year         26,000    $ 5.38          48,001     $ 2.37
                                 ======                    ======
[/TABLE]

     For all non-qualified stock options granted during 1998 and 1999, the weighted average fair value per option was approximately $1.07 and $1.65, respectively. The outstanding options at September 30, 1998 and 1999 had weighted average exercise prices of $5.38 and $2.37, respectively.

  All outstanding non-qualified options were exercisable at September 30, 1999. If not previously exercised, non-qualified options outstanding at September 30, 1999 will expire as follows:

[/TABLE]
                                                                   WEIGHTED
                                                                   AVERAGE
                                                 NUMBER            EXERCISE
YEAR ENDING SEPTEMBER 30,                        OF SHARES         PRICE
________________________                         _________         ________

          [C]                                      [C]              [C]
          2002                                    14,000            $2.50
          2003                                    34,001            $2.31
                                                  ______

          Total                                   48,001
                                                  ======
[/TABLE]

     STOCK PURCHASE WARRANTS - The Company has granted warrants which are summarized as follows for the years ended September 30, 1998 and 1999:

                                      1998                         1999
                             ____________________         ____________________
                                           WEIGHTED                   WEIGHTED
                                            AVERAGE                   AVERAGE
                               NUMBER       EXERCISE      NUMBER      EXERCISE
                               OF SHARES    PRICE        OF SHARES    PRICE
                               _________   ________      _________   ________
Outstanding, beginning of year  571,073     $9.85         546,603     $ 9.95

     Granted                       -        $ -            25,000     $ 4.00
     Repriced - canceled           -        $ -          (536,603)    $ 7.00
     Repriced - reissued           -        $ -           536,603     $ 3.00
     Exercised                     -        $ -          (105,832)    $ 3.00
     Expired                    (24,470)    $6.75        (430,771)    $ 3.00
                                _______                   _______

Outstanding, end of year        546,603     $9.95          35,000     $ 4.86
                                =======                   =======

     All outstanding warrants were exercisable at September 30, 1999. If not previously exercised, warrants outstanding at September 30, 1999 will expire as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                 NUMBER            EXERCISE
YEAR ENDING SEPTEMBER 30,                        OF SHARES         PRICE
________________________                         _________         ________


          2000                                    10,000            $7.00
          2004                                    25,000            $4.00
                                                  ______

          Total                                   35,000
                                                  ======

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

                                                     YEAR ENDED SEPTEMBER 30,
                                                    ________________________
                                                      1998             1999
    Net income (loss) applicable to common
      stockholders:
        As reported                                $(266,000)        $58,000
        Pro forma                                   (297,000)        (64,000)
    Net income (loss) per common share:
        As reported                                $    (.20)            .03
        Pro forma                                  $    (.22)           (.03)


    The fair value of each employee option granted in 1998 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     YEAR ENDED SEPTEMBER 30,
                                                    ________________________
                                                      1998             1999
     Expected volatility                              105%             114%
     Risk-free interest rate                          5.5%             5.5%
     Expected dividends                                -                -
     Expected terms (in years)                         4                5


    Subsequent to year-end, the Company issued 79,791 incentive stock options at a exercise price of $3.12. These options expire in the fiscal year 2010. The Company also issued 12,000 non-statutory options at an exercise price of $3.12, which expire in the year 2004.


12.  RETIREMENT PLAN:

    The Company has a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, using the Company's common stock in an amount equal to 25% of the employees contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company has accrued for contributions of $20,000 at September 30, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
                               PART III

ITEMS 9-12.

     The information required by Items 9 through 12 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on January 20, 2000.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit
Number      Description
_______     ___________

3.1 Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant's Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference and incorporated herein by reference)

3.2 Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit
            3.1 to the registrant's Registration Statement on Form 8-K
            (File No. 33-25810-LA) and incorported herein by reference)

3.4 Restated Bylaws of Registrant dated June 10, 1996 (previously filed as Exhibit 3.4 to the registrant's Form 10-KSB for the fiscal year ended September 30, 1996 and incorporated herein by reference)

3.5 Certificate of Amendment of Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant's Form 10-KSB for the fiscal year ended September 30, 1996 and incorporated herein by reference)

3.6 Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant's Form 10-KSB for the fiscal year ended September 30, 1997 and incorporated herein by reference)

4.1 Form of Warrant Certificate for the purchase of an aggregate of 920,000 shares of registrant's common stock issued in 1990 public offering (previously filed as Exhibit 4.2 to the registrant's Registration Statement on Form S-1 (File No. 33-33972) on March 26, 1990 and incorporated herein by reference)

4.2 Form of Underwriters' Warrant for the purchase of 80,000 shares issued in connection with 1990 public offering (previously filed as Exhibit 1.4 on the registrant's Registration Statement on Form S-1 (File No. 33-33972) on March 26, 1990 and incorporated herein by reference)

4.3 Form of Underwriters' Warrant for the purchase of 69,000 units issued in connection with 1992 public offering (previously filed as Exhibit
          1.4 on the registrant's Registration Statement on Form S-1 (File No. 33-46813) on March 27, 1992 and incorporated herein by reference)

4.4 Form of Warrant Certificate for the purchase of an aggregate of 720,000 shares of registrant's common stock issued in 1992 public offering (previously filed as Exhibit 4.4 on the registrant's Registration Statement on Form S-1 (File No. 33-46813) on March 27, 1992 and incorporated herein by reference)

4.5       Amended and Restated Warrant Agreement (previously filed as Exhibit
          4.3 on the registrant's Statement on Form S-1 (File No. 33-46813) on March 27, 1992 and incorporated herein by reference)

4.6 Form of Warrant Certificate or purchase an aggregate of 105,000 shares of registrant's common stock issued in November 1991 private offering (previously filed as Exhibit 4.2 on registrants Form 10-KSB for the fiscal year ended September 30, 1991 and incorporated herein by reference)

4.7 Form of Registration Rights Agreement relating to 105,000 shares of the registrant's common stock issuable upon exercise of warrants issued in November 1991 private offering (previously filed as Exhibit 4.3 on registrants Form 10-KSB for the fiscal year ended September 30, 1991 and incorporated herein by reference)

4.8 Form of Warrant Certificate for the purchase of an aggregate 50,000 shares of registrant's common stock issued to limited partners of Good Times Limited Partnership I (previously filed as Exhibit 4.14 on the registrant's Registration Statement on Form S-1(File No. 33-46813) on March 27, 1992 and incorporated herein by reference)

4.11 Form of Warrant dated June 1, 1995 for the purchase of 50,000 shares of registrant's common stock at an exercise price of $1.40 per share issued to Boulder Radiologists Inc., Defined Benefit plan - Dubach, of indebtedness by registrant to Dr. Kenneth Dubach (previously filed as Exhibit 4.15 on registrant's Form 10-KSB/A for the fiscal year ended September 30, 1995 and incorporated herein by reference)

4.12 First Amended and Restated Series B Warrant Agreement (previously filed as Exhibit 4.16 on registrant's Form 10-KSB for the fiscal year ended September 30, 1996 and incorporated herein by reference)

4.13     Third Amended and Restated Warrant Agreement (previously filed as
         Exhibit 4.17 on registrant's Form 10-KSB for the fiscal year ended September 30, 1996 and incorporated herein by reference)

4.14 Fourth Amended and Restated Warrant Agreement made effective as of February 10, 1999 between Good Times Restaurants Inc. And American Securities Transfer, Inc. Regarding the Series A Warrants of Good Times Restaurants Inc. (previously filed as Exhibit 7.1 to the registrant's current report on Form 8-K dated April 6, 1999 (File No. 0-18590) and incorporated herein by reference)

4.15 Second Amended and Restated Warrant Agreement made effective as of February 10, 1999 between Good Times Restaurants Inc. And American Securities Transfer, Inc. Regarding hte Series B Warrants of Good Times Restaurants (previously filed as Exhibit 7.2 to the registrant's current report on Form 8-K dated April 6, 1999 (File No. 0-18590) and incorporated herein by reference)

4.16 Amendment to Shareholder Rights Plan (previously filed on Form 8-K dated October 14, 1999) and incorporated herein by reference

10.1 Form of Promissory Note dated June 1, 1995 by and between Good Times Restaurants Inc. And Boulder Radiologist Inc. Pension Plan FBO Dubach in the amount of $300,000 due and payable on May 31, 2000 (previously filed as Exhibit 10.28 to the registrant's Form 10-KSB/A for the fiscal year ended September 30, 1995 and incorporated herein by reference)

10.3 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Drive Thru Inc. as general partner, and Good Times Restaurants Inc. as guarantor in the amount of $254,625 (previously filed as Exhibit 10.34 to the registrant's Form 10-KSB/A for the fiscal year ended September 30, 1995 and incorporated herein by reference)

10.4 Form of Promissory Note dated November 3, 1995 by and between AT&T Commerical Finance Corporation, Boise Co-Development Limited Partnership, Good Times Drive Thru Inc. as general partner, and Good Times Restaurants as guarantor in the amount of $104,055 (previously filed as Exhibit 10.35 to the registrant's Form 10-KSB/A for the fiscal year ended September 30, 1995 and incorporated herein by reference)

10.7 Registration Rights Agreement dated May 31, 1996 regarding registration rights of the common stock issuable upon conversion of the Series A Convertible Preferred Stock (previously filed as Exhibit 10.15 to the registrant's Form 10-KSB/A for the fiscal year ended September 30, 1995 and incorporated herein by reference)

10.8 Employment Agreement dated May 3, 1996 between Registrant and Boyd E. Hoback (previously filed as Exhibit 10.17 on registrant's Form 10-KSB for the fiscal year ended September 30, 1996 and incorporated herein by reference)

10.9 Amendment and Agreement regarding Series A Convertible Preferred Stock by and between Good Times Restaurants Inc. And The Bailey Company dated December 3, 1887, effective as of October 31, 1997 (previously filed as
         Exhibit 10.13 on registrant's Form 10-KSB for the fiscal year ended September 30, 1997 and incorporated herein by reference)

10.10 Indemnification by Dr. Kenneth Dubach to Good Times Drive Thru Inc. dated December 10, 1996 with respect to the promissory note of the Boise Co-Development Limited Partnership dated November 3, 1995 in the original amount of $254,625 and the promissory note dated November 3, 1995 in the original amont of $104,055 (previously filed as Exhibit
          10.14 on registrant's Form 10-KSB for the fiscal year ended September 30, 1997 and incorporated herein by reference)

10.12 Office lease (previously filed as Exhibit 10.12 on registrant's Form 10-KSB for the fiscal year ended September 30, 1998 and incorporated herein by reference)

10.13     The Bailey Company Guaranty Agreement (previously filed as Exhibit
          10.13 on registrant's Form 10-KSB for the fiscal year ended September 30, 1998 and incorporated herein by reference)

10.14 Safeco commitment letter (previously filed as Exhibit 10.14 on registrant's Form 10-KSB for the fiscal year ended September 30, 1998 and incorporated herein by reference)

10.15 1992 Incentive Stock Option Plan of registrant, as amended (previously filed as Exhibit 4.9 on registrant's Form 10-KSB for the fiscal year ended September 30, 1998 and incorporated herein by reference)

10.16 1992 Non-Statutory Stock Option Plan of registrant, as amended (previously filed as Exhibit 4.10 on registrant's Form 10-KSB for the fiscal year ended September 30, 1998 and incorporated herein by reference)

10.17 The Bailey Company Private Placement Agreement Letter (previously filed as Exhibit 10.1 on registrant's Form 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference)

10.18     *Merrill Lynch Commitment Letter

21.1 Subsidiaries of registrant (previously filed as Exhibit 21.1 on registrant's Form 10-KSB for the fiscal year ended September 30, 1998 and incorporated herein by reference)

23.1     *Consent of HEIN + ASSOCIATES LLP

27.1     *Financial Data Schedule

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended September 30, 1999.

  *Filed herewith.



                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GOOD TIMES RESTAURANTS INC.

Date: December 17, 1999                        By:/s/ Boyd E. Hoback
                                               _____________________
                                               Boyd E. Hoback, President
                                               and Chief Executive Officer


    Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                             DATE

/s/ Geoffrey R. Bailey     Chairman of the Board             December 15, 1999
                           of Directors

 /s/ Boyd E. Hoback        President and Chief               December 15, 1999
                           Executive Officer (principal
                           exeuctive and financial officer)
                           and Director

/s/ Susan Knutson          Controller (principal             December 15, 1999
                           accounting officer)

/s/ Dan W. James II        Director                          December 15, 1999

/s/ David E. Bailey        Director                          December 15, 1999

/s/ Thomas P. McCarty      Director                          December 15, 1999

/s/ Alan A. Teran          Director                          December 15, 1999

/s/ Richard J. Stark       Director                          December 15, 1999