Form 10QSB
period 1999-12-31
GOOD TIMES RESTAURANTS INC
filed 2000-02-01
CIK 825324

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                   For quarterly period ended: December 31, 1999
                                               _________________

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

                                 84-1133368
                                 __________

                    (I.R.S. Employer Identification No.)

                  601 CORPORATE CIRCLE, GOLDEN, CO   80401
                  ________________________________________

                  (Address of principal executive offices)

                               (303) 384-1400
                               ______________
                         (Issuer's telephone number)

                   ________________________________________
     (Former name, former address and former fiscal year, since last report.)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X]   Yes    [  ]   No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     Total number of shares of common stock outstanding at February 4, 2000.

             2,226,995    SHARES OF COMMON STOCK, .001 PAR VALUE
             ___________________________________________________

          Transitional Small Business Disclosure Format (check one):
                            [  ]Yes  [X ] No





     Form 10-QSB
     Quarter Ended December 31, 1999


                     INDEX                                        PAGE

     PART I - FINANCIAL INFORMATION

          1.  Financial Statements

              Consolidated Balance Sheets -                        3
              December 31, 1999 and September 30, 1999

              Consolidated Statements of Operations -              5
              For the three months ended December 31, 1999
              and 1998

              Consolidated Statements of Cash Flow -               6
              For the three months ended December 31, 1999
              1998

              Notes to Financial Statements                        7

          2.  Management's Discussion and Analysis                 8

     PART II - OTHER INFORMATION

              1 through 6                                         12

     SIGNATURES                                                   14




                GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                         December 31,     September 30,
                                            1999              1999
                                            ____              ____

     CURRENT ASSETS:
          Cash and cash equivalent       $  745,000        $1,748,000
          Investments, at fair value        299,000           299,000
     Receivables                            305,000           192,000
          Inventories                        72,000            55,000
          Prepaid expenses and other         45,000            37,000
          Notes receivable                   49,000            48,000
                                          _________         _________
               Total current assets       1,515,000         2,379,000

     PROPERTY AND EQUIPMENT, at cost:
          Land and building               3,530,000         3,340,000
          Leasehold improvements          2,450,000         2,349,000
          Fixtures and equipment          3,306,000         3,039,000
                                          _________         _________
                                          9,286,000         8,728,000
          Less accumulated depreciation
             and amortization            (3,242,000)       (3,080,000)
                                          _________         _________
                                          6,044,000         5,648,000
     OTHER ASSETS:
          Notes receivable                  437,000           435,000
          Deposits & other                   71,000            75,000
                                          _________         _________
                                            508,000           510,000

     TOTAL ASSETS                        $8,067,000        $8,537,000
                                          =========         =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
          Current maturities of
             long-term debt and
             capital leases              $ 422,000         $ 399,000
          Accounts payable                 201,000           607,000
          Lease obligations, RTC
               and Las Vegas               202,000           202,000
          Accrued liabilities - other      511,000           607,000
                                         _________         _________
                  Total current
                  liabilities            1,336,000         1,815,000
     LONG-TERM LIABILITIES:
          Debt and capitalized
               leases, net of current
               portion                     950,000           747,000
          Lease obligations, RTC and
               Las Vegas, net of current
               portion                     229,000           260,000
                  Deferred liabilities     319,000           313,000
                                         _________         _________
                  Total long-term
                     liabilities         1,498,000         1,320,000

     MINORITY INTERESTS IN PARTNERSHIPS  1,272,000         1,310,000

     STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par value;
               5,000,000 shares authorized,
               None issued and outstanding



     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEET (Cont.)

                                            December 31,    September 30,
                                              1999            1999
                                              ____            ____

          Common stock, $.001 par value;
               50,000,000 shares authorized,
               2,226,995 shares issued and
               outstanding as of December 31,
               1999 and 2,221,507 shares
               issued and outstanding as
               of September 30, 1999           2,000            2,000

          Capital contributed in excess
               of par value               13,221,000       13,203,000
          Accumulated deficit             (9,262,000)      (9,113,000)
                                          __________       __________
               Total stockholders' equity  3,961,000        4,092,000
                                          __________       __________

     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY           $ 8,067,000      $ 8,537,000
                                          ==========       ==========



                   GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended
                                                       December 31,
                                                1999            1998
                                                ____            ____

     NET REVENUES:
          Restaurant sales, net             $3,277,000      $3,432,000
          Franchise revenues, net               52,000          67,000
                                             _________       _________
               Total revenues                3,329,000       3,499,000

     RESTAURANT OPERATING EXPENSES:
          Food & paper costs                 1,144,000       1,283,000
          Labor, occupancy & other           1,376,000       1,345,000
          Opening expenses                      49,000             -0-
          Accretion of deferred rent             6,000           7,000
          Depreciation & amortization          169,000         154,000
                                           _________         _________
               Total restaurant operating
               costs                         2,744,000       2,789,000

     INCOME FROM RESTAURANT OPERATIONS         585,000         710,000

     OTHER OPERATING EXPENSES:
          Selling, general &
          administrative expenses            678,000           569,000
          Loss (Income) from operating
             RTC stores                        8,000             4,000
                                            ________         _________
               Total other operating costs   686,000           573,000

     INCOME (LOSS) FROM OPERATIONS          (101,000)          137,000

     OTHER INCOME & (EXPENSES)
          Minority income (expense), net     (46,000)          (92,000)
          Interest, net                       (2,000)           (2,000)
          Other, net                          (1,000)           (7,000)
                                            ________          ________
               Total other income
               & (expenses)                  (49,000)          (87,000)

     NET INCOME (LOSS)                    $ (150,000)        $  50,000
                                           =========          ========

     BASIC AND DILUTED NET INCOME (LOSS)
     PER COMMON SHARE                     $     (.07)        $     .03
                                           =========          ========
     WEIGHTED AVERAGE COMMON SHARES AND
     EQUIVALENTS USED IN PER SHARE CALCULATION:

         BASIC                             2,222,521         1,751,071
                                           =========         =========
         DILUTED                                 N/A         1,770,593
                                           =========         =========




                     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Three Months Ended
                                                     December 31,

                                                 1999           1998
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                            $(150,000)     $  50,000
          Depreciation and amortization         181,000        163,000

          Changes in operating assets
          & liabilities --
          (Increase) decrease in:
               Prepaids & receivables          (121,000)      (108,000)
               Inventories                      (17,000)       (14,000)
               Other assets                       1,000         (1,000)

          (Decrease) increase in:
               Accounts payable                (406,000)       (34,000)
               Accrued interest                   1,000            -0-
               Accrued property taxes            37,000         30,000
               Accrued payroll & P/R taxes        3,000         (9,000)
               Other accrued liabilities/
               deferred income                 (162,000)       (91,000)

               Net cash provided by (used in)
                  operating activities         (633,000)       (14,000)

     CASH FLOWS FROM INVESTING ACTIVITIES:
          (Purchase) sale - FF&E, land,
               building and improvements       (576,000)       (21,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Debt incurred (paid)                  226,000        (36,000)
          Minority interest                     (37,000)       (37,000)
          Paid in capital activity               17,000         16,000
                                              _________      _________
               Net cash provided by (used in)
                  financing activities          206,000        (57,000)

     INCREASE (DECREASE) IN CASH            $(1,003,000)    $  (92,000)
                                             ==========      =========


     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)

     1.     UNAUDITED FINANCIAL STATEMENTS:

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 1999, the results of its operations and its cash flow for the three month period ended December 31, 1999. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

          The consolidated balance sheet as of September 30, 1999 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 1999.

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

     4.     STOCK TRANSACTIONS

          During the three months ended December 31, 1999 Good Times Restaurants issued 5,488 shares of its Common Stock to the Company's 401(k) profit sharing plan, this represented a 25% matching of employee contributions for the twelve months ended September 30, 1999.



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

           (II) The Company may be negatively impacted if the Company experiences consistent same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of Company advertising and promotion of new and existing menu items.
     No assurances can be given that such advertising and promotions will in fact be successful.

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

          The Company had thirty-two restaurants open at December 31, 1999, of which fifteen were franchised restaurants, nine joint-venture restaurants and eight company-owned restaurants compared to twenty-nine restaurants open at December 31, 1998, of which fourteen were franchised restaurants, nine joint-venture restaurants and six company-owned restaurants. Management anticipates that the Company and its existing franchisees will develop a total of two to four
     Good Times restaurants in the Denver ADI in 2000.

           The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months ended December 31, 1998 and the results of the Company for the three months ended December 31, 1999.

     RESULTS OF OPERATIONS

          NET REVENUES. Net restaurant sales for the three months ended December 31, 1999, decreased $155,000 (-4.5%) to $3,277,000 from
     $3,432,000 for the same prior year period. Net restaurant sales increased $202,000 from two company-owned restaurants that opened in October and December 1999. Same store net revenues for company-owned and joint-venture restaurants decreased $357,000 (-10.4%) for the three months ended December 31, 1999 from the same prior year period. In the three months ended December 31, 1998 same store sales increased 20.6% due to the introduction of a new product in September 1998. Franchise revenue decreased $15,000 for the three months ended December 31, 1999 due to a decrease in franchise royalty income from the same prior year period.

     FOOD AND PAPER COSTS. Food and paper costs decreased to 34.9% of net restaurant sales for the three months ended December 31, 1999, compared to 37.4% for the same prior year period. A price increase of approximately 5.3% was implemented February 1, 1999 reducing the cost of sales as a percentage of net restaurant sales. Additionally, the cost of sales for the three months ended December 31, 1998 was high due to the addition of a new onion ring product introduced in September 1998 and the product's disproportionately high percentage of sales. Management has since reduced the cost of sales on the onion ring product.


          LABOR, OCCUPANCY AND OTHER EXPENSES. For the three months ended December 31, 1999 the Company's labor, occupancy and other expenses increased $31,000 from $1,345,000 (39.2% of net restaurant revenues) to $1,376,000 (41.9% of net restaurant revenues) compared to the same prior year period.

     The increase in labor, occupancy and other expenses for the three months ended December 31, 1999 is attributable to 1) the current year period expenses include two additional restaurants that opened in the period; and 2) a decrease in same store net restaurant sales, which causes restaurant expenses to increase as a percentage of net restaurant sales.

          DEPRECIATION AND AMORTIZATION EXPENSES. For the three months ended December 31, 1999 the Company's depreciation and amortization expenses increased $15,000, from $154,000 to $169,000 compared to the same prior year period. The increase in depreciation and amortization expenses for the three months ended December 31, 1999 is attributable to the two new company-owned restaurants that opened in October and December 1999.

          INCOME FROM RESTAURANT OPERATIONS. For the three months ended December 31, 1999, income from restaurant operations decreased to $585,000 (17.9% of net restaurant sales) from $710,000 (20.7% of net restaurant sales) for the same prior year period.

          Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) decreased to 23.0% of net restaurant sales for the three months ended December 31, 1999 from 25.2% for the same prior year period.

          The decrease in both income and cash flow from restaurants as a percentage of net restaurant sales is a direct result of a decrease in same store net restaurant sales, which causes restaurant expenses to increase as a percentage of net restaurant sales. Additionally, the current year period includes new store pre-opening expenses of $49,000 compared to $0 for the same prior year period.

          INCOME (LOSS) FROM OPERATIONS. The Company had a loss from operations of ($101,000) in the three months ended December 31, 1999 compared to income from operations of $137,000 for the same prior year period. The reduction in income from operations of $238,000 is primarily attributable to a decrease in income from restaurant operations of $125,000, an increase in advertising expenses of $72,000, an increase in the loss from operating RTC stores of $4,000, and an increase in general and administrative expenses of $37,000 compared to the same prior year period.

     The increase in advertising expenses for the three months ended December 31, 1999 is attributable to increased contributions to the advertising cooperative due to a higher contribution rate of 8.5% of net restaurant sales compared to 6.0% of net restaurant sales in the same prior year period. The increase in general and administrative expenses for the three months ended December 31, 1999 is primarily attributable to an increase in corporate salaries and benefits expense as well as an increase in depreciation expense compared to the same prior year period.

          NET INCOME (LOSS). The net loss for the Company was ($150,000) for the three months ended December 31, 1999 compared to net income for the Company of $50,000 for the same prior year period. Minority interest expense decreased ($46,000) in the three months ended December 31, 1999 from the same prior year period. This decrease was attributable to the reduced income from restaurant operations from the joint-venture restaurants compared to the same prior year period.

     LIQUIDITY AND CAPITAL RESOURCES

          As of December 31, 1999, the Company had $745,000 cash and cash equivalents and $299,000 in marketable securities on hand. The Company's cash balance and cash generated from operations will be used for the development of Company operated restaurants and other general corporate purposes. The Company had a working capital surplus of $179,000 as of December 31, 1999.

          Management believes the current cash on hand, cash generated from operations, and existing financing commitments will be sufficient to fund the Company's working capital and capital expenditure requirements. Management anticipates developing one new franchised restaurant and one to three new company-owned restaurants during the balance of 2000.

          Cash flow used in operating activities for the three months ended December 31, 1999 of $633,000 includes a reduction in accounts payable of $406,000, a decrease in other accrued liabilities of $162,000 and an increase in prepaids and receivables of $121,000. Accounts payable at September 30, 1999 included $260,000 of new store construction billings that were paid in October 1999. The decrease in other accrued liabilities included payments on the RTC and Las Vegas lease liabilities of $89,000 and payments of $60,000 against accrued bonuses.

          Cash flow used in investing activities for the three months ended December 31, 1999 of $576,000 includes $52,000 of recurring restaurant related capital expenditures and $524,000 for new restaurant development.

          Cash provided by financing activities for the three months ended December 31, 1999 includes $232,000 in debt financing proceeds for one new restaurant. As of December 31, 1999 the Company had made capital expenditures of $487,000 for two new restaurants. Management estimates the total capital expenditure for the two new restaurants will be $1,100,000 of which $600,000 will be funded through a $1.5 million debt financing commitment.

          The Company has remaining debt financing commitments of $2,000,000 for the purchase of land and restaurant development and $1.5 million for the development of new restaurants on leased land.

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

          The Company is subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on The Company.

          The Company has been involved in condemnation proceedings with Westminster Plaza LLC and the Westminster Economic Development Association as a result of one of its restaurants being part of a condemnation of a larger development on which it leased land from Westminster Plaza LLC. In June, 1999 the court ruled against the Company's claim for compensation for its leasehold improvements and value of its lease. The Company has appealed the court's decision.

     Item 2.  -    Changes in Securities and Use of Proceeds

          None.

     Item 3.  -    Defaults Upon Senior Securities

          None.

     Item 4.  -   Submission of Matters to a Vote of Security Holders

          None.

     Item 5. -    Other Information

          None.

     Item 6.  -    Exhibits and Reports on Form 8-K

          (a) Exhibits. The following exhibits are furnished as part of this report:

     Exhibit No.                                 Description
      27.1                                   Financial Data Schedule.*

          (b)   Form 8-K:  None filed in this quarter.


     *filed herewith




     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GOOD TIMES RESTAURANTS INC.

     DATE: February 1, 2000              BY:/s/ Boyd E. Hoback
           ________________                 ___________________________
                                            Boyd E. Hoback, President
                                            and Chief Executive Officer





                                         BY:/s/ Susan Knutson
                                            ___________________________
                                            Susan Knutson, Controller