Form 10QSB/A
period 1999-12-31
GOOD TIMES RESTAURANTS INC
filed 2000-05-15
CIK 825324

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A

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


EXPLANATORY NOTE:  The sole purpose for this amendment to the original
Form 10-QSB is a restatement of the net loss for the three months ended December 31, 1999 due to an adjustment to selling, general & administrative expenses and minority expenses. The Company has historically recorded advertising expenses to an advertising cooperative which reflected a percentage of sales. During the process of preparing the Form 10-QSB for the quarter ended March 31, 2000, the Company determined that an additional $102,000 in advertising expenses incurred through the Company's advertising cooperative should be recorded in the quarter ended December 31, 1999.


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
                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
         debt and capital lease     $ 422,000         $ 399,000
     Accounts payable                 201,000           607,000
     Lease obligations, RTC
          and Las Vegas               202,000           202,000
     Accrued liabilities - other      613,000           607,000
                                    _________         _________
             Total current
             liabilities            1,438,000         1,815,000
LONG-TERM LIABILITIES:
     Debt and capitalized
          leases, net of current
          portion                     950,000           747,000
     Lease obligations, RTC and
          Las Vegas, net of current
          portion                     229,000           260,000
             Deferred liabilities     319,000           313,000
                                    _________         _________
             Total long-term
                liabilities         1,498,000         1,320,000

MINORITY INTERESTS IN PARTNERSHIPS  1,272,000         1,310,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value;
          5,000,000 shares authorized,
          None issued and outstanding





                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET (Cont.)

                                       December 31,    September 30,
                                         1999            1999
                                         ____            ____
     Common stock, $.001 par value;
          50,000,000 shares authorized,
          2,226,995 shares issued and
          outstanding as of December 31,
          1999 and 2,221,507 shares
          issued and outstanding as
          of September 30, 1999           2,000            2,000

     Capital contributed in excess
          of par value               13,221,000       13,203,000
     Accumulated deficit             (9,364,000)      (9,113,000)
                                     __________       __________
          Total stockholders' equity  3,859,000        4,092,000
                                     __________       __________

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY           $ 8,067,000      $ 8,537,000
                                     ==========       ==========




              GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended
                                                  December 31,
                                           1999            1998
                                           ____            ____
NET REVENUES:
     Restaurant sales, net             $3,277,000      $3,432,000
     Franchise revenues, net               52,000          67,000
                                        _________       _________
          Total revenues                3,329,000       3,499,000

RESTAURANT OPERATING EXPENSES:
     Food & paper costs                 1,144,000       1,283,000
     Labor, occupancy & other           1,376,000       1,345,000
     Opening expenses                    49,000               -0-
     Accretion of deferred rent           6,000             7,000
     Depreciation & amortization        169,000           154,000
                                      _________         _________
          Total restaurant operating
          costs                       2,744,000         2,789,000

INCOME FROM RESTAURANT OPERATIONS       585,000           710,000

OTHER OPERATING EXPENSES:
     Selling, general &
     administrative expenses            820,000           569,000
     Loss (Income) from operating
        RTC stores                        8,000             4,000
                                       ________         _________
          Total other operating costs   828,000           573,000

INCOME (LOSS) FROM OPERATIONS          (243,000)          137,000

OTHER INCOME & (EXPENSES)
     Minority income (expense), net     (6,000)           (92,000)
     Interest, net                       (2,000)           (2,000)
     Other, net                          (1,000)           (7,000)
                                       ________          ________
          Total other income
          & (expenses)                  (9,000)           (87,000)

NET INCOME (LOSS)                    $ (252,000)        $  50,000
                                      =========          ========

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE                     $     (.11)        $     .03
                                      =========          ========
WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION:

    BASIC                             2,222,521         1,751,071
                                      =========         =========
    DILUTED                                 N/A         1,770,593
                                      =========         =========




                GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Three Months Ended
                                                December 31,

                                             1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                            $(252,000)     $  50,000
     Depreciation and amortization         181,000        163,000

     Changes in operating assets
     & liabilities --
     (Increase) decrease in:
          Prepaids & receivables          (121,000)      (108,000)
          Inventories                      (17,000)       (14,000)
          Other assets                       1,000         (1,000)

     (Decrease) increase in:
          Accounts payable                (406,000)       (34,000)
          Accrued interest                   1,000            -0-
          Accrued property taxes            37,000         30,000
          Accrued payroll & P/R taxes        3,000         (9,000)
          Other accrued liabilities/
          deferred income                  (60,000)       (91,000)

          Net cash provided by (used in)
             operating activities         (633,000)       (14,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) sale - FF&E, land,
          building and improvements       (576,000)       (21,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt incurred (paid)                  226,000        (36,000)
     Minority interest                     (37,000)       (37,000)
     Paid in capital activity               17,000         16,000
                                         _________      _________
          Net cash provided by (used in)
             financing activities          206,000        (57,000)

INCREASE (DECREASE) IN CASH            $(1,003,000)    $  (92,000)
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



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

General

   This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements.
The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results could differ materially from those in the forward-looking various factors, including but not limited to the following:

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

RESULTS OF OPERATIONS

     NET REVENUES.  Net restaurant sales for the three months ended December
31, 1999, decreased $155,000 (-4.5%) to $3,277,000 from $3,432,000 for the same prior year period. Net restaurant sales increased $202,000 from two company-owned restaurants that opened in October and December 1999.
Same store net revenues for company-owned and joint-venture restaurants decreased $357,000 (-10.4%) for the three months ended December 31, 1999 from the same prior year period. In the three months ended December 31, d 20.6% due to the introduction of a new product in September 1998.
Franchise revenue decreased $15,000 for the three months ended December 31, 1999 due to a decrease in franchise royalty income from the same prior year period.

FOOD AND PAPER COSTS. Food and paper costs decreased to 34.9% of net restaurant sales for the three months ended December 31, 1999, compared to 37.4% for the same prior year period. A price increase of approximately
5.3% was implemented February 1, 1999 reducing the cost of sales as a percentage of net restaurant sales. Additionally, the cost of sales for the three months ended December 31, 1998 was high due to the addition of a new onion ring product introduced in September 1998 and the product's disproportionate sales. Management has since reduced the cost of sales on the onion ring product.


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

     INCOME (LOSS) FROM OPERATIONS. The Company had a loss from operations of ($243,000) in the three months ended December 31, 1999 compared to income from operations of $137,000 for the same prior year period. The reduction in income from operations of $380,000 is primarily attributable to a decrease in income from restaurant operations of $125,000, an increase in advertising expenses of $214,000, an increase in the loss from operating RTC stores of $4,000, and an increase in general and administrative expenses compared to the same prior year period.

The increase in advertising expenses for the three months ended December 31, 1999 is attributable to increased costs in the advertising cooperative due to increased media levels and production costs compared to the same prior year period. The increase in general and administrative expenses for the three months ended December 31, 1999 is primarily attributable to an increase in corporate salaries and benefits expense as well as an increase in depreciation expense compared to the same prior year period.

     NET INCOME (LOSS). The net loss for the Company was ($252,000) for the three months ended December 31, 1999 compared to net income for the Company of $50,000 for the same prior year period. Minority interest expense decreased ($86,000) in the three months ended December 31, 1999 from the same prior year period. This decrease was attributable to the reduced income from restaurant operations and increased advertising costs for the joint-venture restaurants compared to the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had $745,000 cash and cash equivalents and $299,000 in marketable securities on hand. The Company's cash balance and cash generated from operations will be used for the development of Company operated restaurants and other general corporate purposes. The Company had a working capital surplus of $77,000 as of December 31, 1999.

     Management believes the current cash on hand, cash generated from operations, and existing financing commitments will be sufficient to fund the Company's working capital and capital expenditure requirements.
Management anticipates developing one new franchised restaurant and one to three new company-owned restaurants during the balance of 2000.

     Cash flow used in operating activities for the three months ended
December 31, 1999 of $633,000 includes a reduction in accounts payable of $406,000, a decrease in other accrued liabilities of $60,000 and an increase in prepaids and receivables of $121,000. Accounts payable at September 30, 1999 included $260,000 of new store construction billings that were paid in October 1999. The decrease in other accrued liabilities included payments on the RTC and Las Vegas lease liabilities of $89,000, payments leases, and an increase of $102,000 in the payable due the advertising cooperative.

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


*filed herewith




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therein to duly authorized.


                               GOOD TIMES RESTAURANTS INC.

DATE:  May 15, 2000             BY:/s/ Boyd E. Hoback
      ________________                 ___________________________
                                       Boyd E. Hoback, President
                                       and Chief Executive Officer



                                    BY:/s/ Susan Knutson
                                       ___________________________
                                       Susan Knutson, Controller
