Form 10QSB
period 2000-03-31
GOOD TIMES RESTAURANTS INC
filed 2000-05-15
CIK 825324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended: March 31, 2000 Commission File Number: 0-18590


                            GOOD TIMES RESTAURANTS INC.
                (Exact name of registrant as specified in its charter)


                                     NEVADA
            (State or other jurisdiction of incorporation or organization)


                                   84-1133368
                      (I.R.S. Employer Identification No.)


                     601 CORPORATE CIRCLE, GOLDEN, CO       80401
                Address of principal executive offices)    (Zip Code)


                                 (303) 384-1400
                 (Registrant's telephone number, including area code)


      _____________________________________________________________________
     (Former name, former address and former fiscal year, since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes  [ ] No


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

        Total number of shares of common stock outstanding at March 31, 2000.

                2,226,995    SHARES OF COMMON STOCK, .001 PAR VALUE
                _________



Form 10-QSB
Quarter Ended March 31, 2000


                                       INDEX
                                       _____
                                                                          PAGE
                                                                          ____

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                                          3
     March 31, 2000 and September 30, 1999

     Consolidated Statements of Operations -                                5
     For the three months ended March 31,
     2000 and 1999 and for the six months ended
     March 31, 2000 and 1999

     Consolidated Statements of Cash Flow -                                 6
     For the three months ended March 31,
     2000 and 1999 and for the six months
     ended March 31, 2000 and 1999

     Notes to Financial Statements                                          7

     ITEM 2.  Management's Discussion and Analysis                          8

PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                                    12

     Signature                                                             14




                 GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                  March 31,    September 30,
                                                    2000           1999
                                                    ____           ____
          CURRENT ASSETS:
     Cash and cash equivalent                    $1,050,000      $1,748,000
     Investments, at fair value                     299,000         299,000
     Receivables                                    131,000         192,000
     Inventories                                     69,000          55,000
     Prepaid expenses and other                      41,000          37,000
     Notes receivable                                49,000          48,000
                                                 __________      __________
          Total current assets                    1,639,000       2,379,000
PROPERTY AND EQUIPMENT, at cost:
     Land and building                            3,549,000       3,340,000
     Leasehold improvements                       2,518,000       2,349,000
     Fixtures and equipment                       3,509,000       3,039,000
                                                 __________      __________
                                                  9,576,000       8,728,000
     Less accumulated depreciation
        and amortization                         (3,446,000)     (3,080,000)
                                                 __________      __________
                                                  6,130,000       5,648,000
OTHER ASSETS:
     Notes receivable                               431,000         435,000
     Deposits & other                                68,000          75,000
                                                 __________      __________
                                                    499,000         510,000

TOTAL ASSETS                                     $8,268,000      $8,537,000
                                                 ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt
          and capital leases                     $  161,000      $  399,000
     Accounts payable                               114,000         607,000
     Lease obligations, RTC and Las Vegas           118,000         202,000
     Accrued liabilities - other                    599,000         607,000
                                                 __________      __________
               Total current liabilities            992,000       1,815,000

LONG-TERM LIABILITIES:
     Debt and capitalized leases, net
          of current portion                      1,775,000         747,000
     Lease obligations, RTC and Las Vegas,
          net of current portion                    212,000         260,000
          Deferred liabilities                      327,000         313,000
                                                 __________       _________
               Total long-term liabilities        2,314,000       1,320,000

MINORITY INTERESTS IN PARTNERSHIPS                1,233,000       1,310,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value;
          5,000,000 shares authorized,
          None issued and outstanding
          Common stock, $.001 par value;
            50,000,000 shares authorized,
            2,226,995 shares issued and
            outstanding as of March 31,
            2000 and 2,221,507 shares
            issued and outstanding as
            of September 30, 1999                     2,000           2,000

     Capital contributed in excess
          of par value                          13,221,000       13,203,000
     Accumulated deficit                        (9,494,000)      (9,113,000)
                                                __________       __________
          Total stockholders' equity             3,729,000        4,092,000
                                                __________       __________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $8,268,000       $8,537,000
                                                ==========       ==========


                    GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended       Six Months Ended
                                      March 31,               March 31,
                                2000         1999         2000        1999
NET REVENUES:
Restaurant sales, net        $3,194,000   $3,191,000   $6,471,000   $6,623,000
Franchise net revenues           35,000       61,000       86,000      128,000
                              _________    _________    _________   __________
     Total revenues           3,229,000    3,252,000    6,557,000    6,751,000

RESTAURANT OPERATING EXPENSES:
Food & paper costs            1,140,000    1,143,000    2,284,000    2,426,000
Labor, occupancy & other      1,436,000    1,282,000    2,812,000    2,627,000
Opening expenses                 27,000            0       75,000            0
Accretion of deferred rent       10,000        7,000       17,000       14,000
Depreciation & amortization     189,000      155,000      358,000      309,000
                              _________    _________    _________    _________
     Total restaurant
       operating costs        2,802,000    2,587,000    5,546,000    5,376,000

INCOME FROM RESTAURANT
  OPERATIONS                    427,000      665,000    1,011,000    1,375,000

OTHER OPERATING EXPENSES:
Selling, general &
  administrative expenses       494,000      562,000    1,313,000    1,131,000
Loss, (income) from operating
  RTC stores                      9,000       13,000       16,000       17,000
                              _________     ________    _________    _________
     Total other operating
       expenses                 503,000      575,000    1,329,000    1,148,000

INCOME (LOSS) FROM OPERATIONS   (76,000)      90,000     (318,000)     227,000

OTHER INCOME & (EXPENSES)
Minority income (expense), net  (39,000)     (90,000)     (45,000)   (182,000)
Interest, net                   (12,000)           0      (14,000)     (2,000)
Other, net                       (2,000)       2,000       (4,000)      9,000
                               ________      _______     ________    ________
     Total other income
       & (expenses)             (53,000)     (88,000)     (63,000)   (175,000)

NET INCOME (LOSS)             ($129,000)   $   2,000    ($381,000)   $ 52,000
                              =========    =========    =========    ========

PREFERRED STOCK DIVIDENDS
  IN ARREARS                          0            0            0           0

NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCKHOLDERS         ($129,000)   $  2,000     ($381,000)    $ 52,000
                               =========    =======     =========     ========
NET INCOME (LOSS) PER
  COMMON SHARE                 ($    .06)   $    .0     ($    .17)    $    .03
                               =========    =======     =========     ========

WEIGHTED AVERAGE COMMON SHARES
  AND EQUIVALENTS USED IN PER
  SHARE CALCULATION
     BASIC                      2,226,995   1,764,369     2,224,746  1,757,647
     DILUTED                    2,226,995   1,796,831     2,224,746  1,783,932


                        GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Three Months Ended          Six Months Ended
                                     March 31,                  March 31,
                                 2000        1999            2000        1999
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)            ($129,000)     $2,000       ($381,000)  $ 52,000
     Depreciation and
       amortization            203,000     164,000         384,000    327,000
   Changes in operating
     assets & liabilities--
   (Increase) decrease in:
      Prepaids & receivables   188,000     125,000          68,000     17,000
      Inventories                2,000      17,000         (15,000)     3,000
      Other assets              (1,000)     (7,000)              0     (8,000)

   (Decrease) increase in:
      Accounts payable         (86,000)     33,000        (492,000)    (1,000)
      Accrued interest           3,000           0           4,000          0
      Accrued property taxes    21,000      33,000          58,000     63,000
      Accrued payroll &
        P/R taxes                1,000       6,000           4,000     (3,000)
      Other accrued liabilities
        /deferred income      (131,000)     17,000        (191,000)   (74,000)
                              ________     _______         ________   ________
      Net cash provided by
       (used in)operating
         activity               71,000     390,000        (561,000)   376,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) sale - FF&E,
       land, building &
         improvements         (290,000)    (89,000)       (866,000)  (110,000)


CASH FLOWS FROM FINANCING
  ACTIVITIES:
     Debt incurred (paid)    563,000     (40,000)         789,000     (76,000)
     Minority interest       (39,000)    (38,000)         (77,000)    (75,000)
     Paid in capital activity      0     300,000           17,000     316,000
                             _______     _______          _______     _______
       Net cash provided by
         (used in)           524,000     222,000          729,000     165,000
         financing
         activities

INCREASE (DECREASE)
  IN CASH                   $305,000     $523,000       ($698,000)   $431,000
                            ========     ========        ========    ========

                       GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

1.     UNAUDITED FINANCIAL STATEMENTS:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, the results of its operations and its cash flow for the three month period ended March 31, 2000 and for the six month period ended March 31, 2000. Operating results for the three month period ended March 31, 2000 and for the six month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

     The consolidated balance sheet as of September 30, 1999 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 1999.

2.     CONTINGENT LIABILITY:

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

    (II) The Company may be negatively impacted if the Company is unable to sustain same store sales increases. Sales increases will be dependent, among other things, on the success of Company advertising and promotion of new and existing menu items.
            No assurances can be given that such advertising and promotions will in fact be successful.

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

     The Company had thirty-three restaurants open at March 31, 2000, of which fifteen were franchised restaurants, nine joint-venture restaurants and nine company-owned restaurants compared to twenty-nine restaurants open at March 31, 1999, of which fourteen were franchised restaurants, nine joint-venture restaurants and six company-owned restaurants. Management anticipates that the Company and its existing franchisees will develop a total of one to two Good Times restaurants in the Denver ADI in 2000.

     The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and six months ended March 31, 1999 and the results of the Company for the three months and six months ended March 31, 2000.

RESULTS OF OPERATIONS

    NET REVENUES. Net restaurant sales for the three months ended March 31, 2000, increased $3,000 to $3,194,000 from $3,191,000 for the same prior year period. Net restaurant sales increased $457,000 from three company-owned restaurants that opened in October and December 1999 and February 2000. Same store net revenues for company-owned and joint-venture restaurants decreased $454,000 (-14.2%) for the three months ended March 31, 2000 from the same prior year period. Due to lack of results from the media advertising campaign in the first quarter of fiscal 2000, media advertising was suspended from mid December 1999 through mid March 2000. A new media advertising campaign began March 15, 2000 promoting two new menu items. Subsequent to March 31, 2000 same store sales increased 1.0% in April 2000 compared to April 1999. Management anticipates continued media advertising throughout the remainder of fiscal 2000 accompanied by new product introductions and promotion. Franchise revenue decreased $26,000 for the three months ended March 31, 2000 due to a decrease in franchise royalty income from the same prior year period.

     Net restaurant sales for the six months ended March 31, 2000 decreased $152,000 (-2.3%) to $6,471,000 from $6,623,000 for the same prior year period.
Net restaurant sales increased $659,000 from three company-owned restaurants
that opened during the six months ended March 31, 2000.   Same store net
restaurant sales for company-owned and joint-venture restaurants decreased $811,000 or (-12.2%) for the six months ended March 31, 2000 from the same prior year period. Franchise revenue decreased $42,000 for the six months ended March 31, 2000 due to a decrease in franchise royalty income from the same prior year period, resulting from a same store net sales decrease for franchise stores of (-13.6%) compared to the same prior year period.

     FOOD AND PAPER COSTS. Food and paper costs decreased to 35.7% of net restaurant sales for the three months ended March 31, 2000, compared to 35.8% for the same prior year period. Since October 1, 1999 cost of sales has increased approximately .9% of net restaurant sales due to increases in the cost of meat, french fries and other miscellaneous commodity costs.

     Food and paper costs decreased to 35.3% of net restaurant sales for the six months ended March 31, 2000 compared to 36.6% for the same prior year period.
A price increase of approximately 5.3% was implemented February 1, 1999 reducing the cost of sales as a percentage of net restaurant sales. Additionally, the cost of sales for the six months ended March 31, 1999 was higher due to the addition of a new onion ring product introduced in September 1998 and the product's disproportionately high percentage of sales. Management has since reduced the cost of sales on the onion ring product.

     LABOR, OCCUPANCY AND OTHER EXPENSES. For the three months ended March 31, 2000 the Company's labor, occupancy and other expenses increased $154,000 from $1,282,000 (40.2% of net restaurant revenues) to $1,436,000 (44.9% of net restaurant revenues) compared to the same prior year period.

For the six months ended March 31, 2000 the Company's labor, occupancy and other expenses increased $185,000, from $2,627,000 (39.7% of net restaurant revenues) to $2,812,000 (43.5% of net restaurant revenues) compared to the same prior year period.

The increase in labor, occupancy and other expenses for the three months and six months ended March 31, 2000 is attributable to 1) the current year period expenses include three additional restaurants that opened in the six month period; and 2) a decrease in same store net restaurant sales, which causes restaurant expenses to increase as a percentage of net restaurant sales.

     DEPRECIATION AND AMORTIZATION EXPENSES. For the three months ended March 31, 2000 the Company's depreciation and amortization expenses increased $34,000, from $155,000 to $189,000 compared to the same prior year period.

For the six months ended March 31, 2000 the Company's depreciation and amortization expenses increased $49,000, from $309,000 to $358,000 compared to the same prior year period.

The increase in depreciation and amortization expenses for both the three months and six months ended March 31, 2000 is attributable to the three new restaurants that opened in October and December 1999 and February 2000.

     INCOME FROM RESTAURANT OPERATIONS. For the three months ended March 31, 2000, income from restaurant operations decreased to $427,000 from $665,000 for the same prior year period. The Company's income from restaurant operations as a percentage of net restaurant sales decreased to 13.4% for the three months ended March 31, 2000 from 20.8% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) decreased to 19.3% of net restaurant sales for the three months ended March 31, 2000 from 25.7% for the same prior year period.

     For the six months ended March 31, 2000, income from restaurant operations decreased to $1,011,000 from $1,375,000 for the same prior year period. The Company's income from restaurant operations as a percentage of net restaurant sales decreased to 15.6% for the six months ended March 31, 2000 from 20.8% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) decreased to 21.1% of net restaurant sales for the six months ended March 31, 2000 from 25.4% for the same prior year period.

     The decrease in both income and cash flow from restaurants as a percentage of net restaurant sales is a direct result of a decrease in same store net restaurant sales, which causes restaurant expenses to increase as a percentage of net restaurant sales. Additionally, the three months ended March 31, 2000 includes new store opening expenses of $27,000 compared to none for the same prior year period, and the six months ended March 31, 2000 includes new store opening expenses of $75,000 compared to none for the same prior year period.

     INCOME (LOSSES) FROM OPERATIONS. The Company had a loss from operations of ($76,000) in the three months ended March 31, 2000 compared to income from operations of $90,000 for the same prior year period. The reduction in income from operations of $166,000 is primarily attributable to a decrease in income from restaurant operations of $238,000, a decrease in advertising expenses of $79,000, an increase in the loss from operating RTC stores of $4,000, and an increase in general and administrative expenses of $11,000 compared to the same prior year period.

    The Company had a loss from operations of ($318,000) in the six months ended March 31, 2000 compared to income from operations of $227,000 in the same prior year period. The reduction in income from operations of $545,000 is primarily attributable to a decrease in income from restaurant operations of $364,000, an increase in advertising expenses of $134,000 and an increase in general and administrative expenses of $47,000 compared to the same prior year period.

The decrease in advertising expenses for the three months ended March 31, 2000 is attributable to reduced media levels and production costs compared to the same prior year period. The increase in advertising expenses for the six months ended March 31, 2000 is attributable to increased media levels and production costs in the three months ended December 31, 1999.

During the last four months, the Company has developed several new products for introduction in the balance of the fiscal year as well as revised its media and creative strategies. Management anticipates total advertising expenses for the last six months of the fiscal year to be approximately the same, as a percent of sales, as they were in the six months ended March 31, 2000. As a result of the revised strategy and new product introductions, same store net restaurant sales increased 1% in the month of April 2000 compared to April 1999. This increase represents a positive change in the customer traffic trend from the three months ended March 31, 2000 of approximately 16%

The increase in general and administrative expenses for the three months and six months ended March 31, 2000 is primarily attributable to an increase in corporate salaries and benefits expense as well as an increase in depreciation expense, offset by a reduction in training and recruiting expenses, compared to the same prior year period.

     NET INCOME (LOSS). The net loss for the Company was ($129,000) for the three months ended March 31, 2000 compared to net income for the Company of $2,000 for the same prior year period. Minority interest expense decreased $51,000 in the three months ended March 31, 2000 from the same prior year period. This decrease was attributable to the reduced income from restaurant operations from the joint-venture restaurants compared to the same prior year period. Net interest expense increased $12,000 for the three months ended March 31, 2000 from the same prior year period. This increase was attributable to an increase in interest expense of $20,000 and offset by an increase in interest income of $8,000 compared to the same prior year period. The increase in interest expense for the three months ended March 31, 2000 is due to an increase in the outstanding debt for new store financing compared to the same prior year period.

     For the six months ended March 31, 2000, the net loss for the Company was ($381,000) compared to net income for the Company of $52,000 for the same prior year period. Minority interest expense decreased $137,000 in the six months ended March 31, 2000 from the same prior year period. Net interest expense increased $12,000 for the six months ended March 31, 2000 from the same prior year period. The increase in net interest expense was attributable to an increase in interest expense of $33,000 and offset by an increase in interest income of $21,000 compared to the same prior year period. Other net expenses for the six months ended March 31, 2000 increased $13,000 from the same prior year period. Included in other income for the six months ended March 31, 1999 was an income item of $8,000 related to the settlement of a securities loss from 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000 the Company had $1,050,000 cash and cash equivalents and 299,000 in marketable securities on hand. The Company's cash balance and cash generated from operations will be used for the development of Company operated restaurants and other general corporate purposes. The Company had a working capital surplus of $647,000 as of March 31, 2000.

Management believes the current cash on hand, cash generated from operations, and existing financing commitments wil be sufficient to fund the Company's working capital and capital expenditure requirements. Management anticipates developing one to two new company-owned restaurants during the balance of 2000.

     Cash flow provided by operating activities for the three months ended March 31, 2000 of $71,000 includes a reduction in prepaids and receivables of $188,000, a reduction in accounts payable of $86,000 and a reduction in other accrued liabilities of $131,000. The reduction in accounts payable is due to the timing of when the Company's major supplier is paid and the reduction in other accrued liabilities is due to payments on the RTC and Las Vegas lease liabilities, and a reduction of 91,000 in the advertising cooperative payable.

     Cash flow from investing activities for the three months ended March 31, 2000 of $290,000 includes $52,000 of recurring corporate and restaurant related capital expenditures, $16,000 for a building exterior remodel and $222,000 for new restaurant development costs.

     Cash flow from financing activities for the three months ended March 31, 2000 includes $540,000 in debt financing proceeds for two new restaurants, as well as $300,000 in debt financing proceeds used to pay off a $300,000 note payable that came due in the three months ended March 31, 2000.

The Company has remaining debt financing commitments of $2,000,000 for the purchase of land and restaurant development and $900,000 for the development of new restaurants on leased land.

For the six months ended March 31, 2000, cash decreased $698,000. Cash used in operations was $561,000, cash used in investing activities was $866,000 and cash provided by financing activities was $729,000.

     Cash provided by financing activities for the six months ended March 31, 2000 includes $772,000 in debt financing proceeds for three new restaurants, as well as $300,000 in debt financing proceeds used to pay off a $300,000 note payable referenced above.

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

Item 1.-Legal Proceedings

The Company is subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

The Company has been involved in condemnation proceedings with Westminister Plaza LLC and the Westminster Economic Development Association as a result of one of its restaurants being part of a condemnation of a larger development on which it leased land from Westminster Plaza LLC. In June 1999 the court ruled against the Company's claim for compensation for its leasehold improvements and value of its lease. The Company has appealed the court's decision.


Item 2.-Changes in Securities

None.

Item 3.-Defaults Upon Senior Securities

None.

Item 4.-Submission of Matters to a Vote of Security Holders

On January 20, 2000, Good Times Restaurants held its annual meeting of Shareholders. At that meeting the following matters were voted upon as indicated below:

1.  Election of the following directors to serve during the ensuing year:

                                             FOR               WITHHOLD

GEOFFREY R. BAILEY                        1,788,348              63,212
DAN W. JAMES, II                          1,788,348              63,212
BOYD E. HOBACK                            1,788,348              63,212
RICHARD J. STARK                          1,788,348              63,212
THOMAS P. MCCARTY                         1,788,348              63,212
ALAN A. TERAN                             1,788,348              63,212
DAVID E. BAILEY                           1,788,348              63,212


Item 5.-Other Information

None.

Item 6.-Exhibits and Reports on Form 8-K

(a)  Exhibits.  The following exhibits are furnished as part of this report:


EXHIBIT NO.                                          DESCRIPTION


27.1  Financial Data Schedule.*

(b) During the quarter for which this report is filed, Good Times Restaurants did not file any reports on Form 8-K.


*filed herewith


                                  SIGNATURE


Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       GOOD TIMES RESTAURANTS INC.

DATE: May 15, 2000
      ____________

                       BY: /s/ Boyd E. Hoback
                           __________________________________________________
                           Boyd E. Hoback, President & Chief Executive Officer



                       BY: /s/ Susan Knutson
                           __________________________________________________
                           Susan Knutson, Controller