Form 10QSB
period 2000-06-30
GOOD TIMES RESTAURANTS INC
filed 2000-08-03
CIK 825324

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended: June 30, 2000 Commission File Number: 0-18590

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

(X) Yes ( ) No



APPLICABLE ONLY TO CORPORATE ISSUERS:

Total number of shares of common stock outstanding at June 30, 2000.

2,226,995    SHARES OF COMMON STOCK, .001 PAR VALUE







Form 10-QSB
Quarter Ended June 30, 2000

INDEX                                                               PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

     Consolidated Balance Sheets -                                   3
     June 30, 2000 and September 30, 1999

     Consolidated Statements of Operations -                         5
     For the three months ended June 30, 2000
     and 1999 and for the nine months ended
     June 30, 2000 and 1999

     Consolidated Statements of Cash Flow -                          6
     For the three months ended June 30,2000
     and 1999 and for the nine months
     ended June 30, 2000 and 1999

     Notes to Financial Statements                                   7

     ITEM 2.  Management's Discussion and Analysis                   8

PART II - OTHER INFORMATION

     ITEMS 1 through 6.                                             12

     Signature                                                      14







               GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                               June 30,         September 30,
                                                 2000               1999
                                                 ____               ____
CURRENT ASSETS:
     Cash and cash equivalent                 $889,000          $1,748,000
     Investments, at fair value                299,000             299,000
     Receivables                               127,000             192,000
     Inventories                                74,000              55,000
     Prepaid expenses and other                 54,000              37,000
     Notes receivable                           50,000              48,000
                                             _________           _________
        Total current assets                 1,493,000           2,379,000

PROPERTY AND EQUIPMENT, at cost:
     Land and building                       3,703,000           3,340,000
     Leasehold improvements                  2,629,000           2,349,000
     Fixtures and equipment                  3,719,000           3,039,000
                                            __________           _________
                                            10,051,000           8,728,000
     Less accumulated depreciation
        and amortization                    (3,655,000)         (3,080,000)
                                            __________          __________
                                             6,396,000           5,648,000
OTHER ASSETS:
     Notes receivable                          418,000             435,000
     Deposits & other                           68,000              75,000
                                            __________          __________
                                               486,000             510,000

TOTAL ASSETS                                $8,375,000          $8,537,000
                                            ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
        debt and capital leases            $  187,000           $  399,000
     Accounts payable                         250,000              607,000
     Lease obligations, RTC and Las Vegas     121,000              202,000
     Accrued liabilities - other              574,000              607,000
                                           __________           __________
       Total current liabilities            1,132,000            1,815,000

LONG-TERM LIABILITIES:
     Debt and capitalized leases,
        net of current portion              1,718,000              747,000
     Lease obligations, RTC and Las Vegas,
        net of current portion                192,000              260,000
     Deferred liabilities                     338,000              313,000
                                           __________           __________
          Total long-term liabilities       2,248,000            1,320,000

MINORITY INTERESTS IN PARTNERSHIPS          1,195,000            1,310,000

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value;
       5,000,000 shares authorized,
       None issued and outstanding                  0                    0

     Common stock, $.001 par value;
       50,000,000 shares authorized,
       2,226,995 shares issued and
       outstanding as of June 30,
       2000 and 2,221,507 shares
       issued and outstanding as
       of September 30, 1999                    2,000                2,000

     Capital contributed in excess
        of par value                       13,221,000           13,203,000
     Accumulated deficit                   (9,423,000)          (9,113,000)
                                           __________           __________
          Total stockholders' equity        3,800,000            4,092,000
                                           __________           __________
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $8,375,000           $8,537,000
                                           ==========           ==========






                  GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                               Three Months Ended           Nine Months Ended
                                     June  30,                  June 30,
                                 2000        1999            2000      1999
                                 ____        ____            ____      ____
NET REVENUES:
   Restaurant sales, net       $3,991,000   $3,331,000   $10,462,000 $9,954,000
   Franchise net revenues         68,000       82,000       154,000     210,000
                               __________   __________    _________  __________
      Total revenues           4,059,000    3,413,000   10,616,000  10,164,000

RESTAURANT OPERATING EXPENSES:
   Food & paper costs         1,401,000    1,148,000    3,684,000    3,574,000
   Labor, occupancy & other   1,617,000    1,285,000    4,429,000    3,912,000
   Opening expenses                   0            0       75,000            0
   Accretion of deferred rent    10,000        7,000       27,000       21,000
   Depreciation & amortization  196,000      152,000      554,000      461,000
                              _________    _________     ________    _________
     Total restaurant
       operating costs        3,224,000    2,592,000    8,769,000    7,968,000

INCOME FROM RESTAURANT
  OPERATIONS                    835,000      821,000    1,847,000    2,196,000

OTHER OPERATING EXPENSES:
   Selling, general &
     administrative expenses    658,000      560,000    1,972,000    1,691,000
   Loss (income) from
     operating RTC stores             0       20,000       16,000       37,000
Loss (gain) on sales of
   restaurants and equipment          0      (66,000)           0     (70,000)
                                -------      -------    ---------    ---------
     Total other operating
       expenses                 658,000      514,000    1,988,000    1,658,000

INCOME (LOSS) FROM OPERATIONS   177,000      307,000     (141,000)     538,000


OTHER INCOME & (EXPENSES)
   Minority income (expense),
   net                          (85,000)    (128,000)    (130,000)   (310,000)
   Interest, net                (19,000)      12,000      (33,000)      10,000
   Other, net                    (2,000)     (57,000)      (6,000)   ( 52,000)
                               --------     --------     --------    ---------
     Total other income &
       expenses                (106,000)    (173,000)    (169,000)   (352,000)

NET INCOME (LOSS) APPLICABLE
TO COMMON STOCKHOLDERS        $  71,000    $ 134,000    ($310,000)    $186,000
                              =========    =========    =========     ========

NET INCOME (LOSS) PER
  COMMON SHARE                     $.03         $.07        ($.14)        $.10

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION

     BASIC                    2,226,995    1,945,346    2,225,493    1,820,213
     DILUTED                  2,226,995    1,963,500    2,225,493    1,844,282

                GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Three Months Ended        Nine Months Ended
                                        June 30,                  June 30,
                                   2000          1999        2000         1999
                                   ____          ____        ____         ____

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)               $71,000      $134,000    ($310,000)   $186,000
  Depreciation and
    amortization                209,000       174,000      593,000     502,000
  Changes in operating assets
    & liabilities--
  (Increase) decrease in:
    Prepaids & receivables      (19,000)     (361,000)      49,000   (345,000)
    Inventories                  (4,000)       (1,000)     (19,000)      2,000
    Other assets                 22,000      (296,000)      22,000   (303,000)
    Opening expenses                  0             0            0     (1,000)

  (Decrease) increase in:
    Accounts payable            136,000       (19,000)    (356,000)   (21,000)

    Accrued interest                  0             0        4,000           0
  Accrued property taxes        (76,000)      (78,000)     (18,000)   (15,000)
  Accrued payroll & P/R taxes    15,000         1,000       20,000     (2,000)
  Other accrued liabilities/
    deferred income              30,000       (23,000)    (162,000)   (97,000)
                                _______       _______      _______    _______
 Net cash provided by
  (used in) operating            384,000      (469,000)    (177,000)  (94,000)
    activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale - FF&E,
    land, building &
    improvements               (475,000)     (141,000)  (1,341,000)  (251,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt incurred (paid)          (32,000)      173,000      758,000      97,000
  Minority interest             (38,000)      (43,000)    (115,000)  (118,000)
  Paid in capital activity            0     1,037,000       17,000   1,353,000
                               --------     ---------     --------   ---------
Net cash provided by (used in)
  financing activities          (70,000)    1,167,000      660,000   1,332,000

INCREASE (DECREASE) IN CASH   ($161,000)     $557,000    ($858,000)  $ 987,000
                              =========     =========     ========   =========



                     GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


1.     UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, the results of its operations and its cash flow for the three month period ended June 30, 2000 and for the nine month period ended June 30, 2000. Operating results for the three month period ended June 30, 2000 and for the nine month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

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



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

GENERAL

This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by the Company with the commission and incorporated herein by reference may contain forward-looking statements. The Company cautions investors that any forward-looking statements made by the Copany are not guarantees of future performance and that actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

The Company had thirty-three restaurants open at June 30, 2000, of which fourteen were franchised restaurants, nine joint-venture restaurants and ten company-owned restaurants compared to twenty-nine restaurants open at June 30, 1999, of which fourteen were franchised restaurants, nine joint-venture restaurants and six company-owned restaurants. Management anticipates that the Company and its existing franchisees will develop a total of one to two Good Times restaurants in the Denver ADI in calendar year 2000.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and nine months ended June 30, 1999 and the results of the Company for the three months and nine months ended June 30, 2000.


RESULTS OF OPERATIONS

NET REVENUES. Net restaurant sales for the three months ended June 30, 2000 increased 19.8% or $660,000 to $3,991,000 from $3,331,000 for the same prior year period. Net restaurant sales increased $526,000 from three company-owned restaurants that opened in October and December 1999 and February 2000, and $123,000 from one company-owned restaurant that was purchased from a franchisee in May 2000. Same store sales for company-owned and joint-venture restaurants increased $11,000 (.3%) for the three months ended June 30, 2000 from the same prior year period. A new media advertising campaign began March 15, 2000 promoting two new menu items. As a result of the revised strategy and new product introductions, the increase in same store sales represents a positive change in the customer traffic trend from the three months ended March 31, 2000 of approximately 13%. Management anticipates continued media advertising throughout the remainder of fiscal 2000 accompanied by new product introductions and promotion. Franchise revenue decreased $14,000 for the three months ended June 30, 2000 due to a decrease in franchise fee income offset by an increase in franchise royalty income from the same prior year period.

Net restaurant sales for the nine months ended June 30, 2000 increased 5.1% or $508,000 to $10,462,000 from $9,954,000 for the same prior year period. Net restaurant sales increased $1,185,000 from three company-owned restaurants that opened during the nine months ended June 30, 2000, and $123,000 from one company- owned restaurant that was purchased from a franchisee in May 2000.
Same store sales for company-owned and joint-venture restaurants decreased $800,000 or (-8.0%) for the nine months ended June 30, 2000 from the same prior year period. Franchise revenue decreased $56,000 for the nine months ended
June 30, 2000 due to a decrease in franchise royalty and fee income from the same prior year period, resulting from a same store sales decrease for franchise stores of (-10.0%), and a $20,000 decrease in franchise fee income compared to the same prior year period.

FOOD AND PAPER COSTS. Food and paper costs increased to 35.1% of net restaurant sales for the three months ended June 30, 2000, compared to 34.5% for the same prior year period. Since October 1, 1999 cost of sales has increased approximately .9% of net restaurant sales due to increases in the cost of meat, french fries and other miscellaneous commodity costs. In addition, several pricing and portion changes were implemented during the three months ended June 30, 2000 to improve the overall value provided to the customer.

Food and paper costs decreased to 35.2% of net restaurant sales for the nine months ended June 30, 2000 compared to 35.9% for the same prior year period. The prior year period included the promotion of a higher cost of sales menu item.

LABOR, OCCUPANCY AND OTHER EXPENSES. For the three months ended June 30, 2000 the Company's labor, occupancy and other expenses increased $332,000 from $1,285,000 (38.6% of net restaurant sales) to $1,617,000 (40.5% of net restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2000 the Company's labor, occupancy and other expenses increased $517,000, from $3,912,000 (39.3% of net restaurant sales) to $4,429,000 (42.3% of net restaurant sales) compared to the same prior year period.

The increase in labor, occupancy and other expenses for the three months and nine months ended June 30, 2000 is attributable to 1) the current year period expenses include three additional restaurants that opened in the nine month period and one additional restaurant purchased from a franchisee in May 2000; 2) a decrease in same store sales for the nine month period, which causes restaurant expenses to increase as a percentage of restaurant sales and
3) higher average wages for hourly employees.

DEPRECIATION AND AMORTIZATION EXPENSES. For the three months ended June 30, 2000 the Company's depreciation and amortization expenses increased $44,000, from $152,000 to $196,000 compared to the same prior year period.

For the nine months ended June 30, 2000 the Company's depreciation and amortization expenses increased $93,000, from $461,000 to $554,000 compared to the same prior year period.

The increase in depreciation and amortization expenses for both the three months and nine months ended June 30, 2000 is attributable to the three new restaurants that opened in October and December 1999 and February 2000, as well as the restaurant purchased from a franchisee in May 2000.

INCOME FROM RESTAURANT OPERATIONS. For the three months ended June 30, 2000, income from restaurant operations increased to $835,000 from $821,000 for the same prior year period. The Company's income from restaurant operations as a percentage of net restaurant sales decreased to 20.9% for the three months ended June 30, 2000 from 24.6% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) decreased to 25.8% of net restaurant sales for the three months ended June 30, 2000 from 29.2% for the same prior year period.

For the three months ended June 30, 2000 the decrease in both income and cash flow from restaurants as a percentage of net restaurant sales resulted from an increase in labor, occupancy and other costs of 1.9%, from 38.6% to 40.5%.

For the nine months ended June 30, 2000, income from restaurant operations decreased to $1,847,000 from $2,196,000 for the same prior year period. The Company's income from restaurant operations as a percentage of net restaurant sales decreased to 17.7% for the nine months ended June 30, 2000 from 22.1% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) decreased to 22.9% of net restaurant sales for the nine months ended June 30, 2000 from 26.7% for the same prior year period.

For the nine months ended June 30, 2000 the decrease in both income and cash flow from restaurants as a percentage of net restaurant sales is a direct result of a decrease in same store net restaurant sales, which causes restaurant expenses to increase as a percentage of net restaurant sales. Additionally, the nine months ended June 30, 2000 includes new store opening expenses of $75,000 compared to none for the same prior year period.

INCOME (LOSSES) FROM OPERATIONS. The Company had income from operations of $177,000 in the three months ended June 30, 2000 compared to income from operations of $307,000 for the same prior year period. The reduction in income from operations of $130,000 is attributable to an increase in advertising expenses of $103,000, a decrease in the gain on sales of restaurants and equipment of $66,000, offset by an increase in income from restaurant operations of $14,000, a decrease in general and administrative expenses of $5,000 and a decrease in the loss from operating RTC stores of $20,000 compared to the same prior year period.

The Company had a loss from operations of ($141,000) in the nine months ended June 30, 2000 compared to income from operations of $538,000 in the same prior year period. The reduction in income from operations of $679,000 is attributable to a decrease in income from restaurant operations of $349,000, an increase in advertising expenses of $237,000, an increase in general and administrative expenses of $44,000, a decrease in the gain on sales of restaurants and equipment of $70,000 offset by a decrease in the loss from operating RTC stores of $21,000 compared to the same prior year period.

The increase in advertising expenses for the three months and nine months ended June 30, 2000 is attributable to increased media levels and production costs. During the last six months, the Company has developed several new products for introduction through the end of the fiscal year and has revised its media buying and creative strategies. Management anticipates total advertising expenses for the last three months of the fiscal year to be approximately the same as they were in the nine months ended June 30, 2000 as a percent of sales.

The increase in general and administrative expenses for the nine months ended June 30, 2000 is primarily attributable to an increase in corporate salaries and benefits expense as well as an increase in depreciation expense compared to the same prior year period.

NET INCOME (LOSS). Net income for the Company was $71,000 for the three months ended June 30, 2000 compared to net income for the Company of $134,000 for the same prior year period. Minority interest expense decreased $43,000 in the three months ended June 30, 2000 from the same prior year period. This decrease was attributable to the reduced income from restaurant operations from the joint-Venture restaurants compared to the same prior year period. Net interest expense increased $31,000 for the three months ended June 30, 2000 from the same prior year period. This increase was attributable to an increase in interest expense of $20,000 and a decrease in interest income of $11,000 compared to the same prior year period, due to an increase in the outstanding debt for three new stores compared to the same prior year period. Other net expenses decreased $55,000 for the three months ended June 30, 2000 from the same prior year period due to a $67,000 expense in the three months ended June 30, 1999 related to the condemnation of a property.

For the nine months ended June 30, 2000, the net loss for the Company was ($310,000) compared to net income for the Company of $186,000 for the same prior year period. Minority interest expense decreased $180,000 in the nine months ended June 30, 2000 from the same prior year period. Net interest expense increased $43,000 for the nine months ended June 30, 2000 from the same prior year period. The increase in net interest expense was attributable to an increase in interest expense of $53,000 offset by an increase in interest income of $10,000 compared to the same prior year period. Other net expenses for the nine months ended June 30, 2000 decreased $46,000 from the same prior year period. Included in other expense for the nine months ended June 30, 1999 was an expense of $67,000 related to the condemnation of a property.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 the Company had $889,000 cash and cash equivalents and $299,000 in marketable securities on hand. The Company's cash balance and cash generated from operations will be used for the development of Company-operated restaurants and other general corporate purposes. The Company had a working capital surplus of $361,000 as of June 30, 2000.

Management believes the current cash on hand, cash generated from operations, and existing financing commitments will be sufficient to fund the Company's working capital and capital expenditure requirements. Management anticipates developing one new company-owned restaurant during the balance of 2000.

Cash flow provided by operating activities for the three months ended June
30, 2000 of $384,000 includes an increase in accounts payable of $136,000 and a reduction in accrued property taxes of $76,000. The increase in accounts payable is due to the timing of when the Company's major supplier is paid and the reduction in other accrued property taxes is due to the payment of annual property tax bills in April 2000 of approximately $125,000.

Cash used in investing activities for the three months ended June 30, 2000 of $475,000 includes $59,000 of recurring restaurant related capital expenditures, $33,000 for a building exterior remodel, $180,000 for new restaurant development costs, and $203,000 for the purchase and interior remodel of a restaurant purchased from a franchisee in May 2000.

Cash flow from financing activities for the three months ended June 30, 2000 includes $32,000 in scheduled debt payments.

The Company has remaining debt financing commitments of $2,000,000 for the purchase of land and restaurant development and $900,000 for the development of new restaurants on leased land.

For the nine months ended June 30, 2000, cash decreased $858,000. Cash used in operations was $177,000, cash used in investing activities was $1,341,000 and cash provided by financing activities was $660,000.

Cash provided by financing activities for the nine months ended June 30, 2000 includes $772,000 in debt financing proceeds for three new restaurants and $300,000 in debt financing proceeds used to pay off a $300,000 note payable that came due in the three months ended March 31, 2000.

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

                                               GOOD TIMES RESTAURANTS INC.

DATE:  8/02/00                                BY: /S/ Boyd E. Hoback
                                              __________________________
                                              Boyd Hoback, President and
                                              Chief Executive Officer


                                          BY: /s/Susan Knutson
                                              __________________________
                                              Susan Knutson, Controller