Form 10KSB
period 2000-09-30
GOOD TIMES RESTAURANTS INC
filed 2001-01-03
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2000

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number: 0-18590

Good Times Restaurants Inc.

(Exact name of small business issuer in its charter)

Nevada 84-1133368

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

601 Corporate Circle, Golden, Colorado 80401

(Address of principal executive offices) (Zip Code)

Issuers telephone number: (303) 384-1400

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

The issuers revenues for its most recent fiscal year ended September 30, 2000 were $14,806,000.

As of December 13, 2000, the aggregate market value of the 1,097,985 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on December 13, 2000 of $1.875 per share as reported on the Nasdaq Smallcap Market, was $2,058,722.

As of December 13, 2000, the issuer had 2,242,263 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 of Part III of this form is incorporated by reference from the issuers definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with issuers annual meeting of shareholders to be held on January 26, 2001.

Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I

Item 1. Description of Business.

Overview

Good Times Restaurants Inc., a Nevada corporation (the "Company"), was organized in 1987. The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc., which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Drive Thru Burgers(SM). Most of the Companys restaurants are located in the Denver, Colorado metropolitan area.

Recent Developments

During the fiscal year ended September 30, 1999, the Company developed two new restaurants. One restaurant was a franchised restaurant that opened in July 1999 and one was a company-owned restaurant that opened after September 30, 1999.

During the fiscal year ended September 30, 2000, the Company developed three new company-owned restaurants, one of which was a new prototype 1,800 square foot building with 38 seats. The Company also purchased an existing restaurant from a franchisee in May 2000. Two of the five new restaurants developed during fiscal 1999 and 2000 feature a lobby with interior seating.

In October 2000, Good Times Restaurants announced the opening of its 34th restaurant in Brighton, Colorado. The restaurant is 1,800 square feet, seats 38 customers, and features a single drive-through lane.

In October 2000, Good Times Restaurants announced that it had entered into a licensing agreement with the Winter Park Ski Resort in Colorado. Under the agreement, the Company will receive license revenues for sales of its products by the resort at restaurant facilities at the base of the ski area. The agreement also provides for the option of future sales of the Companys products at other locations on the ski mountain.

Good Times Restaurants Business

The Company currently operates and franchises a total of thirty-five Good Times restaurants, of which thirty-four are in Colorado, with thirty-one in the Denver greater metropolitan area, one in Grand Junction, one in Silverthorne, and one in Winter Park. There is one franchised Good Times restaurant in Boise, Idaho. Eleven of the restaurants are company-owned and nine are owned jointly with two separate co-development partners. Fifteen Good Times restaurants are franchised restaurants with ten operating in the Denver metropolitan area, one in Grand Junction, Colorado, one in Greeley, Colorado, one in Longmont, Colorado, one in Winter Park, Colorado, and one in Boise, Idaho. Good Times is also offering franchises for the development of additional Good Times restaurants.

The Good Times Restaurants Concept

Good Times was initially developed as a drive-through only, limited menu hamburger restaurant concept featuring high quality products and extremely fast service, with menu prices 30-40 percent lower than the major hamburger chains. The early price advantage has diminished due to continued aggressive price discounting by the major chains and the repositioning of Good Times menu and pricing toward higher quality.

The hamburger fast food market remains intensely competitive with the major competitors aggressively discounting menu prices. Over the last two fiscal years, the Company has positioned its business concept away from a price point focus to one based on developing strong differentiation in the:

    taste of its products, with a more distinctive taste profile, the speed of service,
    brand personality built through its advertising and employee service methods, and overall value.

The average expenditure per customer has increased approximately 17% over the last two years. The Company believes it has an advantage in providing a superior level of service and quality, but has been limited in its ability to effectively advertise and build awareness of its brand until a "critical mass" in restaurant sales are achieved in the Colorado market for consistent television and radio advertising. The Company believes it is beginning to reach critical mass.

The Company plans to develop additional double drive-through restaurants and restaurants with seating in fiscal 2001, depending on individual site dynamics and the best format for the highest return on investment. Good Times food preparation and service systems deliver a quality meal with a faster order-delivery response time and have the capacity to reach the same sales levels as traditional hamburger chains. Typically, a customer receives an order 30 to 45 seconds after their vehicle reaches the take-out window during peak order periods. The simplicity of the menu, the relatively low capital investment, and the efficient design of the building and equipment allow Good Times to sell its products at comparable or lower prices than the major fast food hamburger chains except during short term discount promotions by the competition. The relatively limited menu allows maximum attention to be devoted to food quality and speed of service.

The Companys primary objective for fiscal 2001 is to further reposition its business concept away from direct competition with the large national hamburger chains through the introduction of a major new product category. The new category has been identified and is in formulation but has not yet been made public.

This repositioning is intended to build on the substantial brand equity that Good Times has in product quality and taste in its core menu of hamburgers and fries and to more definitively differentiate the Good Times brand and concept from the competition. Management has established the following criteria for the new product category for introduction in fiscal 2001:

    to add incremental sales in dayparts complementary to its primary lunch sales periods (afternoon and evening "snack" occasions), to improve cost of sales as a percentage of restaurant sales, to be highly unique within the quick service hamburger restaurant category, to broaden the demographic profile of Good Times primary customer base to 18 to 54 years old from 18 to 34 years old, and to reduce the reliance on value, convenience and the "impulse buyer" as sales drivers and to increase customer patronage based on more original attributes of the menu offerings.

The Company anticipates that it will take all of fiscal 2001 to complete the implementation of the new product category and supporting promotional, advertising and brand building activities. The implementation will involve new equipment, signage, and minor remodeling at each location. The Company cannot assure you that the new product category will be successfully developed, or if developed that it will be successfully implemented and accepted by customers at a level which meets the objectives and criteria discussed above.

The Companys other objectives for fiscal 2001 are to:

    continue to build additional company-owned, joint-venture and franchised restaurants in Colorado, introduce limited new menu offerings, and
    advertise what it believes to be competitive price points for its products.

Drive Thru's ongoing objective is to increase average restaurant sales through increased customer counts in each primary daypart (lunch, dinner and late-night), selective menu and price promotions and effective marketing of Good Times competitive attributes of high quality products, unique taste profiles and demonstrable value. The Company expects modest product price increases in 2001 due to anticipated higher hourly wages and commodity costs.

Colorado is divided into two primary television markets, Denver and Colorado Springs/Pueblo. The Company intends to fully develop the Denver market and then develop the Colorado Springs/Pueblo market, depending on availability of financing and suitable restaurant sites. Management estimates that the Denver market will support 40-50 Good Times restaurants and the Colorado Springs/Pueblo market will support 8-12 restaurants. The Company cannot assure you that it will be successful in fully developing the Denver and Colorado Springs/Pueblo markets.

Menu

The menu of a Good Times Drive Thru Burgers restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, milkshakes and soft drinks. Each sandwich is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is 4.0 ounces of specially formulated and seasoned 100% USDA approved beef, served on a 4 1/4 inch sesame seed bun. Hamburgers and cheeseburgers are garnished with fresh lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomato. The cheese is 100% pure sharp American, thickly sliced. Other specialty hamburger toppings include guacamole, bacon, and proprietary sauces. The chicken sandwiches include a spiced, battered whole muscle breast patty and a grilled spicy breast patty, both served with mayonnaise, lettuce and tomato. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize the skills required of employees.

The Building

The existing double drive-through Good Times restaurants are less than one-third the size of the typical restaurant buildings of the four largest hamburger chains and require approximately one-half the land area based upon management's experience in the restaurant industry and research reports. The current standard Good Times restaurant building is a double drive-through and walk-up style structure containing approximately 880 square feet built on 18,000 to 30,000 square-foot lots. Most existing restaurants utilize a double drive-through concept that allows simultaneous service from opposite sides of the restaurant and one or two walk-up windows with a patio for outdoor eating.

Management continually examines methods to refine the floor plan and design elements of the restaurant building to gain operating efficiencies and to enhance the look and feel of the dining room for customers. The Company has developed a new 2,300 square foot prototype building with a dining room and 70 seats and a 1,800 square foot building with 38 seats.

Management believes that the building form, design and aesthetic appeal address key issues and concerns of the consumer: speed, cleanliness, security, eye appeal, and an identifiable brand image. The exterior consists of a cream-colored dry-vit system with an enclosed glass vestibule at the front for walk-up service. A brightly lit multi-colored fascia band runs the length of both sides of the building in addition to product and Good Times proprietary signage. The rest rooms and walk-in refrigerators are modular components of the building. The double drive-through buildings are transportable and therefore can be moved from an unsuccessful site to a better location.

Management performs extensive site evaluation and expects a minimum number of buildings will ever have to be moved. However one Good Times unit was relocated from a development condemned under eminent domain proceedings in 1999.

Plan of Operation

The first objective of Drive Thru has been to develop critical mass in the Denver television market, which is referred to as the Denver ADI and which includes Boulder, Greeley, Longmont and other communities in northern Colorado. Management believes that effective critical mass for advertising efficiencies in Denver requires approximately 35 restaurants to be operating.

As of December 15, 2000, the Company operated twenty company-owned and joint-venture Good Times restaurants and had fourteen franchised restaurants open in Colorado and one in Boise, Idaho.

December 15, 1999 December 15, 2000

Company-owned restaurants 8 11

Joint venture restaurants 9 9

Franchise operated restaurants 15 15

Total restaurants 32 35

During fiscal 2000, Drive Thru opened four company-owned restaurants.

Management anticipates that Drive Thru and its franchisees will develop a total of two to three Good Times units in the Denver ADI in 2001.

Operations and Management

Good Times has defined three ingredients essential to its success:

    consistent delivery of high quality, great tasting products that are proprietary whenever possible, superior level of service, and
    competitive value pricing.

The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver. The total transaction time for the delivery of food at the window is approximately 30 to 45 seconds during peak times.

Each Good Times unit employs a general manager, one to two assistant managers and approximately 25 employees, most of whom work part-time during three shifts. Operating systems and training materials are utilized to ensure consistent performance to Good Times standards. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. Management of Drive Thru believes that incentive compensation of its restaurant managers is essential to the success of its business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial and performance objectives.

The Company currently purchases 100% of its restaurant food and paper supplies from Yanceys Food Service. The Company does not believe that the current reliance on this sole vendor will have any long-term material adverse effect since the Company believes that there are a sufficient number of other suppliers from which food and paper supplies could be purchased. The Company does not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices.

Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems that are provided by the Company. Restaurant managers forward sales reports, vendor invoices, payroll data and other operating information to Drive Thru's headquarters weekly and sales data is collected daily via an automated "polling" of each restaurants point-of-sale system. Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance. Management of Drive Thru believes that these reporting systems enhance its ability to control and manage operations.

Marketing and Advertising

The marketing efforts of Good Times focus on building "brand awareness" of Good Times attributes for the best tasting, unique products within the context of ad campaigns that build upon a brand personality that is irreverent and funny, combined with specific product messages. Fiscal 2000s advertising consisted primarily of television advertising. It is anticipated that fiscal 2001s advertising will consist primarily of radio advertising with on-site and point of purchase merchandising.

Signage is one of the most important elements for establishing identity at each location. The Good Times restaurant sign package that has been developed offers flexibility based on local codes, site layout and surrounding property.

Franchise Program

Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Offering Circular and advertising material to be utilized in soliciting prospective franchisees. Good Times seeks to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop multi-unit franchises. Good Times currently reviews sites selected for franchises and monitors performance of franchise units. Good Times is currently considering potential franchisees only for development of units in Colorado.

Drive Thru estimates that it will cost a franchisee on average approximately $475,000 to $625,000 to open a Good Times double drive-through restaurant, including pre-opening costs and working capital, assuming the land is leased. A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least 0.5% of net sales, plus participation in regional or national advertising up to 5% of net sales, or a higher amount unanimously approved by the advertising cooperative, and initial development and franchise fees totaling $20,000 per restaurant. Among the services and materials which Drive Thru provides to franchisees are site selection assistance, plans and specifications for construction of the Good Times Drive Thru restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site pre-opening supervision and advice from time to time relating to operation of the franchised restaurant.

Drive Thru has entered into six franchise agreements in the Denver ADI. Twelve franchise restaurants and nine joint-venture restaurants are operating in the Denver ADI. One franchise restaurant is open in Grand Junction, Colorado and one franchise restaurant is open in Boise, Idaho. Subsequent to September 30, 2000, Drive Thru entered into a licensing agreement for the sale of Good Times products at the Winter Park Resort food concession.

Operations to Date

Prior to 1999, Good Times developed 29 restaurants, of which 12 were franchised, 7 were company-owned and 10 were joint ventured. In calendar 1999, Drive Thru opened one franchised restaurant, and two company-owned restaurants. In calendar 2000, Drive Thru opened two company-owned restaurants.

Employees

At December 1, 2000, the Company had approximately 675 employees, including 300 full-time employees. The Company considers its employee relations to be good. None of its employees is covered by a collective bargaining agreement.

Competition

The restaurant industry, including the fast food segment, is highly competitive. Drive Thru competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than does the Company. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's and Carls Jr. Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado. Management of Drive Thru believes that these double drive-through restaurant chains will not expand into Colorado based on their publicly reported objectives and resources. However, the Company cannot assure you that they will not enter the Colorado market and become significant competitors of Drive Thru.

Management of Drive Thru believes that it may have a competitive advantage in terms of quality of product and price-value compared to traditional fast food hamburger chains. However, price discounting by the major fast food hamburger chains has had a detrimental effect on Good Times customer transactions. Early development of its double drive-through concept in Colorado has given Drive Thru an advantage over other double drive-through chains that may seek to expand into Colorado because of Good Times brand awareness and present restaurant locations. Nevertheless, Drive Thru may be at a competitive disadvantage with other restaurant chains with greater name recognition and marketing capability. Furthermore, most of Drive Thru's competitors in the fast-food business operate more restaurants, have been established longer and have greater financial resources and name recognition than Good Times. There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Trademarks

Drive Thru has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado and intends to register that mark in each state where it or a franchisee intends to open a restaurant. Drive Thru currently relies solely on common law trademark protection and state registration, which will not protect Drive Thru against a prior user of the same or a similar mark. If prior use is established, Drive Thru may not be able to use its mark in the geographic area of the prior use. While the mark is important to Drive Thru, unavailability of the mark in any particular geographic area into which it desires to expand operations may not necessarily preclude that expansion. However, name non-availability may preclude the economies and other advantages which may be available through nationwide or regional marketing and advertising.

Government Regulation

Each Good Times restaurant is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Good Times restaurant. Federal and state environmental regulations have not had a material effect on Good Times operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. The Company and Drive Thru are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. In addition, the Company and Drive Thru are subject to the Americans With Disabilities Act, which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped. Management believes that the Company and Drive Thru are in compliance with the Americans With Disabilities Act.

The Company and Drive Thru are also subject to federal and state laws regulating franchise operations, which vary from registration and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating franchise relationships.

Risk Factors

You should consider carefully the following risk factors before making an investment decision with respect to Good Times Restaurants securities.

We Have Accumulated Losses. We have incurred losses in every fiscal year since inception except 1999 and as of September 30, 2000 we had an accumulated deficit of $9,387,000. As of September 30, 2000, we had working capital of $268,000.

As we develop additional restaurants, we expect that the increase in operating income generated by those restaurants will improve our financial results. However, we cannot assure you that we will achieve profitability on a consistent basis.

We must achieve same store sales increases in existing restaurants to achieve profitability. Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and the consumer acceptance of the new product introduction. We cannot assure you that our advertising and promotional efforts will in fact be successful.

The Hamburger Restaurant Market Is Highly Competitive. The hamburger restaurant market is highly competitive. Our competitors include many recognized national and regional fast-food hamburger restaurant chains such as McDonald's, Burger King, Wendy's and Carl's Jr. We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service. Most of our competitors have greater financial resources, marketing programs and name recognition. All of the major hamburger chains have increasingly offered selected food items and combination meals at discounted prices and have recently intensified their promotions of value priced meals. Continued discounting by competitors may adversely affect the revenues and profitability of our restaurants.

Sites May Be Difficult To Acquire. Location of our restaurants in high-traffic and readily accessible areas is an important factor for our success. Drive-through restaurants require sites with specific characteristics and there are a limited number of suitable sites available in our geographic markets. Since suitable locations are in great demand, we may not be able to obtain optimal sites at a reasonable cost. In addition, we cannot assure you that the sites we do obtain will be successful.

We May Require Additional Financing. In order to fully develop the Denver and Colorado Springs/Pueblo markets and to expand into markets outside of Colorado, we will require additional financing. Although we have recently obtained debt facilities for the borrowing of up to a total of $4,850,000, of which a total of $1,546,000 was outstanding at September 30, 2000, we cannot assure you that these facilities will adequately finance our planned developments or that additional financing will be available on reasonable terms.

We Depend on Key Management Employees. We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our president and chief executive officer. Although we have entered into an employment agreement with Mr. Hoback, he may voluntarily terminate his employment with us at any time. In addition, we do not maintain key-person insurance on Mr. Hoback's life. The loss of Mr. Hobacks services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

Our board of directors has adopted a shareholder rights plan, which is often referred to as a "poison pill." The plan makes it more difficult for a third party to acquire control of us without approval of the board of directors, even if the acquisition would be at a premium to the market price of our common stock. In addition, our articles of incorporation authorize the board of directors to issue without shareholder approval up to 5,000,000 shares of preferred stock. The issuance of preferred stock could make it more difficult for a third party to acquire us.

Our Nasdaq Listing Is Important. Our common stock is currently listed for trading on the Nasdaq SmallCap Market. The Nasdaq maintenance rules require among other things that our common stock price remain above $1.00 per share and that we have minimum net tangible assets in excess of $2 million. We were required to obtain shareholder approval in 1998 for a reverse stock split to maintain a sufficient per share price to preserve our Nasdaq listing.

This document contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this document, other than statements of historical facts that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. You are cautioned that any forward-looking statements made by us in this document are not guarantees of future performance and that actual results could differ materially from those expressed or implied by the forward-looking statements due to various risk factors discussed above.

You are cautioned that the risk factors discussed above are not exhaustive.

Item 2. Description of Property.

The Company currently leases approximately 3,350 square feet of space for its executive offices in Golden, Colorado for approximately $44,000 per year. The lease is for a one year period expiring in April 2001. The Company currently anticipates extending the lease at a competitive market rate. The space is leased from The Bailey Company, a significant stockholder of the Company, at their corporate headquarters.

As of December 15, 2000, Drive Thru has an ownership interest in 20 Good Times units, all of which are located in Colorado. Nine of these restaurants are held in joint venture limited partnerships of which Drive Thru is the general partner and has a 50% interest in eight of the partnership restaurants and a 78% interest in one partnership restaurant. There are eleven Good Times units that are wholly owned by Drive Thru. One restaurant building and equipment package was moved from an operating site in fiscal 1998 due to condemnation of the development under eminent domain proceedings. The restaurant and equipment were sold to a franchisee and relocated to a new site in July 1999.

Most existing Good Times restaurants are free-standing structures containing approximately 880 square feet (except for three conversions of other fast food restaurants that are 1,700-2,500 square feet, one conversion of a double drive-through building to one of 1,900 square feet with seating, one prototype 2,300 square foot building with seating and one prototype 1,800 square foot building with seating) situated on lots of approximately 18,000 to 30,000 square feet. The underlying land is subject to ground leases at all but one of these locations. Drive Thru intends to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements.

All of the restaurants are regularly maintained by the Companys repair and maintenance staff as well as by outside contractors, when necessary. Management believes that all of its properties are in good condition and that there will not be a need for significant capital expenditures to maintain the operational and aesthetic integrity of the Companys properties for the foreseeable future, other than recurring maintenance and periodic capital improvements. All of the Companys properties are covered up to replacement cost under its insurance policies.

Item 3. Legal Proceedings.

The Company is not involved in any material legal proceedings. The Company is subject to various lawsuits in the normal course of business. These lawsuits are not expected to have a material impact to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Shares of Good Times Restaurants common stock are listed for trading on the Nasdaq Smallcap Market under the symbol "GTIM." The following table presents the quarterly high and low bid prices for Good Times Restaurants common stock as reported by the Nasdaq Smallcap Market for each quarter within the last two fiscal years. The quotations reflect interdealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended High Low

December 31, 1998 3.88 3.63

March 31, 1999 3.00 3.00

June 30, 1999 3.00 3.00

September 30, 1999 3.12 2.87

December 31, 1999 3.12 2.19

March 31, 2000 2.87 1.87

June 30, 2000 3.00 1.87

September 30, 2000 2.00 1.12

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. In addition, the Company has obtained financing under loan agreements that restrict the payment of dividends. The Companys ability to pay future dividends will necessarily depend on its earnings and financial condition. However, since restaurant development is capital intensive, the Company currently intends to retain any earnings for that purpose.

Item 6. Managements Discussion and Analysis of Financial Condition and Results of

Operations.

The following selected financial data is derived from the Companys historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7 hereof.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company and Drive Thru for the fiscal years ended September 30, 1999 and 2000.

Year Ended

September 30,

Operating Data: 1999 2000

Net Revenue $13,608,000 $14,806,000

Restaurant Operating Costs:

Food and paper costs 4,706,000 5,116,000

Labor, occupancy and other 5,537,000 6,489,000

Depreciation and amortization 665,000 796,000

Total restaurant operating costs 10,908,000 12,401,000

Income From Restaurant Operations 2,700,000 2,405,000

Other Operating Expenses:

Selling, General and Administrative Expense 2,009,000 2,296,000

Loss from operating RTC stores 63,000 15,000

Loss (Gain) on disposal of restaurants and equipment (69,000) 1,000

Loss from lease guarantees 17,000 2,000

Total Other Operating Expenses 2,020,000 2,314,000

Income (Loss) from Operations 680,000 91,000

Other Income and (expenses)

Minority income (expense), net (420,000) (224,000)

Interest, net 33,000 (54,000)

Loss from store condemnation lawsuit (179,000) 0

Other, net (56,000) (87,000)

Total other income and (expenses) (622,000) (365,000)

Net Income (loss) attributable to Common Shareholders $58,000 $(274,000)

Basic and Diluted Earnings Per Share $.03 $(.12)

Weighted Average Shares and equivalents used in per share calculations:

Basic 1,921,361 2,225,871

Diluted 1,946,666 2,225,871

September 30,

1999 2000

Balance Sheet Data:

Working Capital $564,000 $268,000

Total assets 8,537,000 8,690,000

Minority Interest 1,310,000 1,202,000

Long-term debt 747,000 1,626,000

Stockholders' equity $4,092,000 $3,836,000

Results of Operations

Net Revenues

Net revenues for the fiscal year ended September 30, 2000 increased $1,198,000 (8.8%) to $14,806,000 from $13,608,000 for the fiscal year ended September 30, 1999. Restaurant sales increased $1,709,000 due to three new company-owned restaurants that opened in October and December 1999 and February 2000, and $359,000 due to one restaurant that was purchased from a franchisee in May 2000. These increases were offset by a same store restaurant sales decrease of $814,000, or 6.1%, during fiscal 2000 for restaurants that were open for the full fiscal 1999 and 2000 periods, and a net revenues decrease of $56,000 due to a decrease in franchise development fees and royalties from $350,000 in fiscal 1999 to $294,000 in fiscal 2000. Same store sales decreased 12.25% during the first six months of fiscal 2000 but improved to even with the prior year during the last six months of fiscal 2000.

Total restaurant sales for Drive Thru and its franchisees were $24,511,000 for fiscal 2000 compared to $23,690,000 for fiscal 1999.

Food and Paper Costs

Food and paper costs for fiscal 2000 increased primarily due to increased restaurant sales. For fiscal 2000 food and paper costs were 35.3% of restaurant sales compared to 35.5% of restaurant sales in fiscal 1999.

Labor, Occupancy and Other Expenses

For fiscal 2000 labor, occupancy and other expenses increased $952,000, from $5,537,000 (41.8% of restaurant sales) to $6,489,000 (44.7% of restaurant sales), compared to fiscal 1999. The increase in labor, occupancy and other expenses is attributable to:

    the expenses include $970,000 for three additional restaurants that opened in fiscal 2000 and one additional restaurant purchased from a franchisee in May 2000, an increase in the average wages for restaurant employees of approximately 8.6%, and opening expenses of $94,000 due to the opening of three new restaurants.

Labor, occupancy and other expenses increased as a percentage of restaurant sales in fiscal 2000 primarily due to the decrease in same store restaurant sales.

Depreciation and Amortization Expenses

For fiscal 2000 depreciation and amortization expenses increased $131,000, from $665,000 to $796,000, compared to fiscal 1999. The increase is attributable to $126,000 in depreciation expense for the three new restaurants that opened in October and December 1999 and February 2000, as well as the restaurant purchased from a franchisee in May 2000.

Income from Restaurant Operations

For fiscal 2000 income from restaurant operations was $2,405,000 compared to $2,700,000 for fiscal 1999. Income from restaurant operations as a percentage of restaurant sales was 16.6% for fiscal 2000, a decrease from 20.4% for fiscal 1999. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) as a percentage of restaurant sales was 23% for fiscal 2000 compared to 25.8% for fiscal 1999.

The decrease in both income and cash flow from restaurants as a percentage of restaurant sales for fiscal 2000 was a direct result of a decrease in same store sales for fiscal 2000, which caused restaurant expenses to increase as a percentage of restaurant sales. Income from restaurant operations reflect regional supervision, opening expenses and accretion of deferred rent of $380,000 for fiscal 2000 and $277,000 for fiscal 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $2,009,000 (14.8% of restaurant sales) in fiscal 1999 to $2,296,000 (15.8% of restaurant sales) in fiscal 2000. The increase in selling, general and administrative expenses is attributable to increased television advertising in fiscal 2000, which increased advertising expense to $1,205,000 (8.3% of restaurant sales) for fiscal 2000 from $888,000 (6.7% of restaurant sales) for fiscal 1999.

Management anticipates that fiscal 2001 advertising will consist primarily of lower-cost radio advertising with on-site and point of purchase merchandising and will be approximately 6% of restaurant sales for fiscal 2001.

Loss from RTC Lease Guarantees

In 1995, the Company sold the Round The Corner Restaurants chain. In connection with the sale the Company remained a guarantor on two restaurant leases. Due to the Round The Corner Restaurants bankruptcy in 1996, the Company was required to perform on the guarantee. The two restaurants have 3 and 24 months of remaining lease liability as of September 30, 2000.

Income from Operations

Income from operations decreased to $91,000 in fiscal 2000 compared to $680,000 in fiscal 1999. This decrease was primarily attributable to the decrease in income from restaurant operations and the increase in selling, general and administrative expenses for fiscal 2000. In addition, income from operations for fiscal 1999 included a gain of $59,000 from the sale to a franchisee of a restaurant building and equipment. These factors were partially offset by the decrease to $2,000 in fiscal 2000 expenses associated with one RTC lease guarantee, compared to $17,000 during fiscal 1999, and the decrease to $15,000 in fiscal 2000 expenses associated with the operation of one RTC restaurant, compared to $63,000 during fiscal 1999.

Net Income (Loss)

Net loss was ($274,000) for fiscal 2000 compared to net income of $58,000 for fiscal 1999. The change from fiscal 1999 to fiscal 2000 was primarily attributable to the decrease in income from operations for fiscal 2000. In addition, net interest expense increased $87,000 in fiscal 2000 due to a decrease in interest earning cash reserves and an increase in debt and lease financing for the new company-owned stores opened during fiscal 2000. These factors were partially offset by a fiscal 2000 decrease in minority interest expense of $196,000 due to reduced income from restaurant operations of the joint-venture restaurants for fiscal 2000, and the $179,000 fiscal 1999 loss from a store condemnation lawsuit.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2000, the Company had $1,425,000 of cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Companys working capital reserves and, along with additional debt financing, for the development of new company-owned and joint venture restaurants and reinvestment in existing restaurants for the implementation of new signage and a new product category. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2001 will be sufficient to cover the Companys working capital requirements for fiscal 2001.

As of September 30, 2000, the Company had working capital of $268,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Drive Thru restaurants are opened.

Capital Expenditures

The Company currently does not have any material commitments for capital expenditures to develop new restaurants. However, management currently plans to continue to develop new company-owned Good Times restaurants and franchise new restaurants with existing and new franchisees. The Company currently intends to obtain additional debt financing to implement these plans.

Financing Transactions

In fiscal 1999 the Company executed a commitment letter with Safeco Credit Company whereby Safeco has committed to provide up to $3,000,000 in mortgage debt financing for the development of three new prototype restaurants, including the purchase of land underlying the restaurants. The balance outstanding under this loan was $711,000 at September 30, 2000. Monthly payments of principal and interest are due in the amount of $8,000 with the final payment due in 2014.

In fiscal 1999 the Company received $1,050,000 in cash from The Bailey Company, a significant stockholder of the Company, for the issuance of an additional 350,000 shares of common stock. The Bailey Company also received in connection with this transaction warrants to purchase 25,000 shares of common stock at an exercise price of $4 per share.

In fiscal 1999 the Company received $291,000 in proceeds from the exercise of its then publicly-traded stock purchase warrants. As a result the Company issued 105,832 shares of common stock. The remaining publicly-traded warrants expired under their amended terms in fiscal 1999.

In fiscal 2000 the Company entered into two commitment letters with a financial institution which provide for a line of credit for the Company to borrow up to $1,850,000 in long-term financing for the development of five new Good Times Restaurants and the repayment of a $300,000 note payable. The balance outstanding under this line of credit was $835,000 at September 30, 2000. The line of credit requires monthly reductions of the outstanding balance in varying amounts, with any remaining balance due in 2007.

Cash Flows

Net cash provided by operating activities was $560,000 for fiscal 2000 compared to $1,234,000 in fiscal 1999. The decreased net cash provided by operating activities for fiscal 2000 was the result of a net loss of ($274,000) and non-cash reconciling items totaling $834,000 (comprised principally of depreciation and amortization of $796,000, minority interest of $224,000 and decreases in operating assets and liabilities totaling $186,000).

Net cash used in investing activities in fiscal 2000 was $1,557,000, which reflects payments for the purchase of property and equipment of $1,585,000. The Company uses cash in investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants and refurbishment of existing restaurants. In fiscal 2000 the Company developed three company-owned restaurants and purchased one restaurant from a franchisee.

Net cash used in investing activities in fiscal 1999 was $903,000, which reflects payments for the purchase of property and equipment of $935,000 and proceeds from the sale of assets of $289,000.

Net cash provided by financing activities in fiscal 2000 was $375,000, which includes principal payments on notes payable and long term debt of $425,000, borrowings on notes payable and long-term debt of $1,140,000, distributions to minority interests in partnerships of $369,000 and contributions from minority interests in partnerships of $29,000.

Net cash provided by financing activities in fiscal 1999 was $649,000, which includes proceeds from the sale of common stock and the exercise of warrants of $1,336,000, contributions from minority interests in partnerships of $11,000, distributions to minority interests in partnerships of $586,000 and principal payments on notes payable and long term debt of $112,000.

Contingencies

The Company remains contingently liable on one Las Vegas restaurant lease that has been subleased, and one RTC restaurant lease that has been subleased. Management anticipates minimal future losses from the RTC or Las Vegas lease contingencies. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $346,000.

Good Times Restaurants Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2000

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

PAGE

Good Times Restaurants Inc. and Subsidiaries:

Independent Auditor's Report F-2

Consolidated Balance Sheet - September 30, 2000 F-3

Consolidated Statements of Operations - For the Years Ended September 30, 1999 and 2000 F-5

Consolidated Statement of Stockholders' Equity - For the Period from October 1, 1998 through

September 30, 2000 F-6

Consolidated Statements of Cash Flows - For the Years Ended September 30, 1999 and 2000 F-7

Notes to Consolidated Financial Statements F-8

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and

Board of Directors

Good Times Restaurants Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999 and 2000. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 1999 and 2000, in conformity with generally accepted accounting principles.

Hein + Associates LLP

Denver, Colorado

November 10, 2000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2000

ASSETS

Current Assets:
Cash and cash equivalents	$ 1,126,000
Investments, at fair value	299,000
Receivables	172,000
Inventories	85,000
Prepaid expenses and other	38,000
Notes receivable	51,000
Total current assets	1,771,000

Property and Equipment, at cost:
Land and building	3,728,000
Leasehold improvements	2,649,000
Fixtures and equipment	3,913,000
10,290,000
Less accumulated depreciation and amortization	(3,854,000)
6,436,000
Other Assets:
Notes receivable	405,000
Other	78,000
483,000

Total Assets	$ 8,690,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2000

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 236,000
Accounts payable	579,000
Lease obligations, RTC and Las Vegas	93,000
Accrued other liabilities	595,000
Total current liabilities	1,503,000

Long-Term Liabilities:
Debt, net of current portion	1,626,000
Lease obligations, RTC and Las Vegas, net of current portion	177,000
Deferred liabilities	346,000
Total long-term liabilities	2,149,000

Minority Interests in Partnerships	1,202,000

Commitments and Contingencies (Notes 2, 5 and 11)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized, 2,226,995 shares issued and outstanding	2,000
Capital contributed in excess of par value	13,221,000
Accumulated deficit	(9,387,000)
Total stockholders' equity	3,836,000

Total Liabilities and Stockholders' Equity	$ 8,690,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	1999	2000

Net Revenues:
Restaurant sales	$ 13,258,000	$ 14,512,000
Area development and franchise fees	20,000	-
Franchise royalties	330,000	294,000
Total net revenues	13,608,000	14,806,000

Restaurant Operating Costs:
Food and paper costs	4,706,000	5,116,000
Restaurant labor costs	3,802,000	4,352,000
Restaurant occupancy costs	1,322,000	1,588,000
Accretion of deferred rent	27,000	36,000
Other restaurant operating costs	362,000	419,000
Opening expenses	24,000	94,000
Depreciation and amortization	665,000	796,000
Total restaurant operating costs	10,908,000	12,401,000

Income from Restaurant Operations	2,700,000	2,405,000

Other Operating Expenses (Income):
General and administrative	1,121,000	1,091,000
Advertising	888,000	1,205,000
Loss from operating RTC stores	63,000	15,000
Loss (gain) on disposal of restaurants and equipment	(69,000)	1,000
Loss from RTC lease guarantees	17,000	2,000
Total other operating expenses	2,020,000	2,314,000

Income From Operations	680,000	91,000

Other Income (Expenses):
Interest income	105,000	88,000
Interest expense	(72,000)	(142,000)
Minority interest in income of partnerships	(420,000)	(224,000)
Loss from store condemnation lawsuit	(179,000)	-
Other, net	(56,000)	(87,000)
Total other expenses, net	(622,000)	(365,000)

Net Income (Loss)	$ 58,000	$ (274,000)

Basic and Diluted Earnings (Loss) Per Share	$ .03	$ (.12)

Weighted Average Common Shares Outstanding:
Basic	1,921,361	2,225,871

Diluted	1,946,666	2,225,871

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 1998 THROUGH SEPTEMBER 30, 2000

	Common Stock		Capital in
	Issued Shares	Par Value	Excess of Par Value	Accumulated Deficit	Total

Balances, October 1, 1998	1,747,919	$ 2,000	$ 11,851,000	$(9,171,000)	$ 2,682,000

Stock issued to employee benefit plan	7,072	-	16,000	-	16,000
Common stock issued as preferred stock dividends	10,684	-	-	-	-
Private placement stock purchase	350,000	-	1,045,000	-	1,045,000
Exercise of warrants	105,832	-	291,000	-	291,000
Net income	-	-	-	58,000	58,000

Balances, September 30, 1999	2,221,507	2,000	13,203,000	(9,113,000)	4,092,000

Stock issued to employee benefit plan	5,488	-	18,000	-	18,000
Net income	-	-	-	(274,000)	(274,000)

Balances, September 30, 2000	2,226,995	$ 2,000	$ 13,221,000	$ (9,387,000)	$ 3,836,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	1999	2000
Cash Flows from Operating Activities:
Net income (loss)	$ 58,000	$ (274,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	665,000	796,000
Accretion of deferred rent	27,000	36,000
Minority interest	420,000	224,000
Gain on disposal of property, restaurants and equipment, net	(69,000)	1,000
Loss on lease guarantees	17,000	2,000
Loss on condemnation lawsuit	179,000	-
Common stock issued to 401(k) Plan for Company match	16,000	18,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(92,000)	21,000
Inventories	(3,000)	(30,000)
Prepaid expenses and other	(68,000)	(8,000)
(Decrease) increase in:
Accounts payable	166,000	(28,000)
Accrued and other liabilities	(82,000)	(198,000)
Net cash provided by operating activities	1,234,000	560,000

Cash Flows from Investing Activities:
Payments for the purchase of property and equipment	(935,000)	(1,585,000)
Proceeds from sale of assets	289,000	-
Purchase of investments	(299,000)	-
Loans made to franchisees and to others	(261,000)	(8,000)
Payments received on loans to franchisees and to others	303,000	36,000
Net cash provided by (used in) investing activities	(903,000)	(1,557,000)

Cash Flows from Financing Activities:
Principal payments on notes payable and long-term debt	(112,000)	(425,000)
Borrowings on notes payable and long-term debt	-	1,140,000
Distributions paid to minority interests in partnerships	(586,000)	(369,000)
Contributions from minority interest in partnerships	11,000	29,000
Proceeds from the sale of common stock	1,045,000	-
Proceeds from exercise of warrants	291,000	-
Net cash provided by (used in) financing activities	649,000	375,000

Increase (Decrease) in Cash and Cash Equivalents	980,000	(622,000)

Cash and Cash Equivalents, beginning of period	768,000	1,748,000

Cash and Cash Equivalents, end of period	$ 1,748,000	$ 1,126,000

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 72,000	$ 125,000

Cash paid for taxes	$ -	$ -

Purchase of land, building, and equipment through notes and debt	$ 700,000	$ -

  Organization and Summary of Significant Accounting Policies:

  Organization - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its subsidiary Good Times Drive Thru Inc. (Drive Thru).

  Drive Thru commenced operations in 1986 and, as of September 30, 2000, operates 20 company-owned and joint venture drive-through fast food hamburger restaurants. The Companys restaurants are located in Colorado. In addition, Drive Thru has 13 franchises operating in Colorado and 1 in Boise, Idaho, and is offering franchises for development of additional Drive Thru restaurants.

  Principles of Consolidation - The consolidated financial statements include the accounts of Good Times and its subsidiaries, including certain limited partnerships that are approximately 50% owned and in which the Company exercises control as general partner. All inter-company accounts and transactions are eliminated. The unrelated limited partners' equity of each partnership has been recorded as minority interest in the accompanying consolidated financial statements.

  Opening Costs - Opening costs are expensed as incurred.

  Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

  Investments - Investments are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to SFAS No. 115, the Companys investments are classified as available-for-sale based on management's intent. Investments classified as available-for-sale are stated at market value, with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholder's equity. These investments are comprised of government bonds and certificates of deposit (CDs). The fair market value of these investments approximates their costs.

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

  Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $300,000 as of September 30, 2000) has been reflected in the accompanying consolidated balance sheet as a deferred liability. The remaining balance includes a deferred gain of $46,000 on the sale of a restaurant.

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

  Income Taxes - Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No.109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Companys assets and liabilities.

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

  Financial Instruments and Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is continently liable as the primary leasee of certain leases that were assigned to third parties in connection with various store closures (see Note 5).

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents investments and receivables. At September 30, 2000, notes receivable totaled $456,000 and were from three entities. The notes receivables are generally collateralized by buildings and equipment and guaranteed by certain individuals. Additionally, the Company has other current receivables of $172,000.

  The Company purchases 100% of its restaurant food and paper from one vendor. The Company believes that there are a sufficient number of other suppliers from which food and paper could be purchased to prevent any long-term adverse consequences.

  The Company operates in one industry segment, restaurants. A geographic concentration exists because the Companys customers are generally located in the State of Colorado.

  The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of cash, investments receivables, notes receivables, long-term debt, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities or interest rates that approximate the Companys current expected borrowing and lending rates.

  Comprehensive Income (Loss) - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held to maturity investments. The Companys comprehensive income (loss) was approximately its net income (loss) for all periods presented in these financial statements.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

  Sale of Restaurants:

  In connection with the sale of Round The Corner Restaurants, Inc. (RTC) in 1995, the Company remained a guarantor on certain property leases. RTC subsequently declared bankruptcy and the Company became obligated to perform on their guarantee.

  In 1995, the Company closed its operations in Las Vegas (LV) and has subsequently focused substantially all its market efforts in Colorado. In connection with the closure of restaurants in LV, the Company subleased its property location. Under its sublease agreement, the Company has a continuing liability for a portion of the lease. As of September 30, 2000, the estimated liability for the RTC and LV lease obligations is $270,000 of which $93,000 is recorded as a current liability.

  In 1996, the Company sold its interest in one of its managed limited partnerships to the limited partner. The Company remains a guarantor on $200,000 of notes payable assumed by the purchaser. The purchaser and an additional guarantor have personally agreed to indemnify the Company for any payments made on the note by the Company.

  The Company closed a store because a local government body condemned the development on which it was located. The Company moved the building and equipment to a storage facility, and in 1999, sold the building and equipment to a franchisee to open a new store. As a result of a court ruling on the condemnation, the Company recorded a loss in 1999 of $179,000 associated with the charge-off of its carrying costs on the site. The Company expects to be reimbursed for certain costs, which is included as a $27,000 receivable at September 30, 2000 and continues to pursue recovery of additional amounts related to the condemnation.

  Notes Receivable:

  Notes receivable consist of the following as of September 30, 2000:

  Note receivable, 8%, monthly payments of principal and interest are due in the amount of $3,410, with the final payment due in June 2010. Collateralized by a building and equipment and guaranteed by an individual.

$ 277,000

Note receivable, 12%, monthly payments of principal and interest are due in the amount of $760, with the final payment in September 2001. Collateralized by a second interest in building and equipment.	76,000

Note receivable, 8%, monthly payments of principal and interest are due in the amount of $940, with the final payment due in June 2008. This receivable may be due earlier if sales generated by the collateralized restaurant exceed a certain dollar amount. Collateralized by a second interest in a building and guaranteed by an individual.	65,000

Note receivable, 9%, quarterly payments of principal and interest are due in the amount of $7,000, with final payment in January 2002 collateralized by building and equipment. The note is personally guaranteed by an individual.	38,000

456,000
Less current portion.	(51,000)

$ 405,000

  Debt:

  The Company obtained a loan from a financial institution in 1999. Under the terms of the loan, the Company can borrow up to $3,000,000. Borrowings under the commitment can be made only for the development of three new Good Times Restaurants. The loan is partially guaranteed by a significant stockholder (or entities related to the significant stockholder, see Note 8). The Company has agreed to pay the guarantors an annual fee in the amount of 1% of the average outstanding principal in cash or 1.5% of the average outstanding principal in common stock, and issued a warrant to purchase 426,667 shares at $.0001 per share which is only exercisable in the event of the bankruptcy of the Company. Furthermore, the Company agreed to certain covenants to remain in effect so long as the guarantee is in place. Monthly payments of principal and interest are due in the amount of $8,000 with the final payment due in November 2014. The interest rate on the note is variable based on the average yield on 30-day financial commercial paper plus 3%. At the option of the Company through August 2004, the interest rate may be converted to a fixed rate equal to the 10-year treasury bill rate plus 3%, with a floor of 8%.

$ 711,000

  Line of Credit up to $1,600,000 with a financial institution providing for monthly reductions equal to 0.90% of outstanding balance through March 2001. .98% through March 2002 with increasing reductions ranging from 1.07% to 1.53% of the outstanding balance until 2007 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate, based on actual days elapsed over a 360-day year. Borrowings under the commitments can be made only for the development of four new Good Times Restaurants and the refinancing of a $300,000 note payable. The Company has agreed to certain covenants to remain in effect while the loan is outstanding.

596,000

  Line of Credit up to $250,000 with a financial institution providing for monthly reductions equal to 1.4% of outstanding balance through March 31, 2001. 1.52% through March 2002 with increasing reductions ranging from 1.65% to 1.96% of the outstanding balance until 2005 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate, based on actual days elapsed over a 360-day year. Borrowings under the commitment can be made only for the development of one new Good Times Restaurants. The Company has agreed to certain covenants to remain in effect while the loan is outstanding. This note is guaranteed by a significant stockholder entity (see Note 8).

239,000

Promissory note, payable by a limited partnership, of which the Company is the general partner, interest and principal payable monthly, with the final payment due in August 2004. The interest rate on the note is variable based on the 30-day commercial paper plus 3%, with a floor of 6%. At the option of the Company, the interest rate may be converted to a fixed rate equal to the 7-year treasury bill rate plus 3%, with a floor of 8%. This note is guaranteed by the Company, and the limited partner who is also a significant stockholder (see Note 8).	124,000

Other, various terms.	192,000
1,862,000
Less current portion.	(236,000)

$ 1,626,000

  As of September 30, 2000, debt payments over the next five years are as follows:

2001	$ 236,000
2002	262,000
2003	243,000
2004	225,000
2005	185,000
Thereafter	711,000

$ 1,862,000

  Commitments and Contingencies:

  The Companys office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. The Company paid no material amounts as a result of these provisions.

  Following is a summary of operating lease activities:

Operating Leases 2000

Minimum rentals	$ 1,421,000
Less sublease rentals	(578,000)

Net rent paid	$ 843,000

  As of September 30, 2000, future minimum rental commitments required under Good Times and Drive Thru capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Operating Leases

2001	$ 1,465,000
2002	1,445,000
2003	1,322,000
2004	1,248,000
2005	1,161,000
Thereafter	8,884,000
15,525,000

Less sublease rentals	(3,055,000)

$ 12,470,000

  The Company remains contingently liable on several leases of restaurants that were previously sold, which have been included in the future minimum rental commitment schedule above. The Company is also a guarantor on a Small Business Administration loan to a franchisee for approximately $346,000.

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

  Income Taxes:

  Deferred tax assets (liabilities) are comprised of the following at September 30, 2000:

	Current	Long Term
Deferred assets (liabilities):
Partnership basis difference	$ -	$ 518,000
Tax effect of net operating loss carryforward	-	1,937,000
Property and equipment basis differences	-	(920,000)
Other accrued liability difference	68,000	40,000
Net deferred tax assets	68,000	1,575,000
Less valuation allowance*	(68,000)	(1,575,000)

Net deferred tax assets	$ -	$ -

  ________________________

  * The valuation allowance decreased by $73,000 during the year ended September 30, 2000.

  The Company has no taxable income under Federal and state tax laws. Therefore, no provision for income taxes was included. The Company has net operating loss carryforwards of approximately $5,192,000 for income tax purposes which expire from 2002 through 2013. The use of these losses may be restricted in the future due to changes in ownership.

  Total income tax expense for the years ended 1999 and 2000 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	1999	2000

Total expense (benefit) computed by applying the U.S. statutory rate (34%)	$ 20,000	$ (93,000)
Effect of net operating loss carryforward	(22,000)	90,000
Other	2,000	3,000

Provision for income taxes	$ -	$ -

  Related Parties:

  In fiscal 1999, the Bailey Company (the "Baileys"), a significant common stock stockholder, purchased 350,000 shares of common stock and 25,000 warrants.

  The Baileys have entered into a co-development agreement with the Company as well as two franchise agreements and an attendant management agreement. The Company also leases office space from the Bailey's. Rent paid to the Baileys in 1999 and 2000 was $44,000 and $70,000, respectively. The Baileys and the Company have guaranteed a loan made to the co-development partnership in the amount of $124,000. The Baileys construction division built a new store for the Company, which opened in September 2000. The Company owed the Baileys and the Baileys= subsidiaries on aggregate of approximately $118,000 for this construction at September 30, 2000. The Company believes these transactions are at fair market value. Two of the Companys Board members are principals of the Baileys. As described in Note 4, the Baileys have also agreed to guarantee certain loan arrangements and the Company has agreed to pay the Baileys a fee for this guarantee.

  Stockholders' Equity:

  The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

  Stock-Based Compensation:

  Earnings Per Share - Basic and diluted EPS were the same for fiscal 2000 as the Company had losses from continuing operations and therefore, the effect of all potential common stocks totaling 399,972 was anti-dilutive.

  Options to purchase 236,880 shares of common stock were outstanding at September 30, 1999. All of these options had a dilutive effect on the 1999 EPS. For purposes of calculating diluted EPS, those options resulted in 25,305 incremental shares for 2000, determined using the treasury stock method. These options had exercise prices ranging from $2.31 to $3.12 per share for 2000. No adjustments to the 1999 net income were required for the calculation of diluted EPS. As a result of the net loss in 2000, common stock equivalents were not considered as they would be anti-dilutive.

  The Company also had warrants outstanding at September 30, 1999 to purchase 35,000 shares of common stock. All of these warrants had an anti-dilutive effect on the diluted EPS and were therefore excluded from the calculation.

  The Company has an incentive stock option plan (the ISO) and a non-statutory stock option plan (the NSO) whereby 525,000 shares and 125,000 shares, respectively, are reserved for issuance. As of September 30, 2000, options for the purchase of 314,971 and 60,001 shares of common stock are outstanding under these plans, respectively, and no options have been exercised.

  The following is a summary of activity under these stock option plans for the years ended September 30, 1999 and 2000.

  Incentive Stock Options - Activity for incentive stock options is summarized below.

	1999		2000
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	106,180	$ 2.50	236,880	$ 2.85
Canceled	(1,700)	$ 2.42	(2,400)	$ 2.55
Granted	132,400	$ 3.12	80,491	$ 3.12
Outstanding, end of year	236,880	$ 2.85	314,971	$ 2.92

  For all incentive stock options granted during 1999 and 2000, the weighted average fair value per option was approximately $2.56 and $2.66, respectively. All options granted in 1999 and 2000 had an exercise price equal to the market price on the date of grant.

  Options will become exercisable as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

Options exercisable at 2000	90,424	$ 2.59
2001	47,763	$ 2.94
2002	68,859	$ 2.99
2003	76,127	$ 3.12
2004	31,798	$ 3.12

Total	314,971

  If not previously exercised, options outstanding at September 30, 2000 will expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2007	70,400	$ 2.50
2008	34,380	$ 2.50
2009	130,700	$ 3.12
2010	79,491	$ 3.12

Total	314,971

  Non-Qualified Stock Options - The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 1999 and 2000:

	1999		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	26,000	$ 5.38	48,001	$ 2.37
Granted	34,001	$ 2.31	12,000	$ 3.12
Canceled/expired	(12,000)	$ 8.75	-	$ -

Outstanding, end of year	48,001	$ 2.37	60,001	$ 2.52

  For all non-qualified stock options granted during 1999 and 2000, the weighted average fair value per option was approximately $1.65 and $2.21, respectively. The outstanding options at September 30, 1999 and 2000 had weighted average exercise prices of $2.37 and $2.52, respectively. All non-qualified stock options were granted at an exercise price equal to market price on the date of grant.

  All outstanding non-qualified options were exercisable at September 30, 2000. If not previously exercised, non-qualified options outstanding at September 30, 2000 will expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2002	14,000	$ 2.50
2003	34,001	$ 2.31
2004	12,000	$ 3.12

Total	60,001

  Stock Purchase Warrants - The Company has granted warrants which are summarized as follows for the years ended September 30, 1999 and 2000:

	1999		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	546,603	$ 9.95	35,000	$ 4.86

Granted	25,000	$ 4.00	-	$ -
Repriced - canceled	(536,603)	$ 7.00	-	$ -
Repriced - reissued	536,603	$ 3.00	-	$ -
Exercised	(105,832)	$ 3.00	-	$ -
Expired	(430,771)	$ 3.00	(10,000)	$ 7.00

Outstanding, end of year	35,000	$ 4.86	25,000	$ 4.00

  All outstanding warrants were exercisable at September 30, 2000. If not previously exercised, all warrants outstanding at September 30, 2000 will expire in 2004.

  Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Companys common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Companys net loss and loss per share would have been changed to the pro forma amounts indicated below.

	Year Ended September 30,
	1999	2000
Net income (loss) applicable to common stockholders:
As reported	$ 58,000	$ (274,000)
Pro forma	(64,000)	(401,000)
Net income (loss) per common share:
As reported	$ .03	$ (.12)
Pro forma	(.03)	(.18)

  The fair value of each employee option granted in 1999 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	1999	2000

Expected volatility	105%	114% to 121%
Risk-free interest rate	5.5%	6.5%
Expected dividends	-	-
Expected terms (in years)	5	5

  Subsequent to year-end, the Company issued 21,600 incentive stock options at a exercise price of $1.38. These options expire in the fiscal year 2011. The Company also issued 12,000 non-statutory options at an exercise price of $1.38, which expire in the year 2005.

  Retirement Plan:

The Company has a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, using the Companys common stock in an amount equal to 25% of the employees contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company has accrued for contributions of $20,000 at September 30, 2000.

Item 8. Changes In and Disagreements with Accountants on Accounting and

Financial Disclosure.

During the two most recent fiscal years, Good Times Restaurants has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

PART III

Items 9-12.

The information required by Items 9 through 12 of Part III is incorporated by reference from the Companys definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on January 20, 2000.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit

Number Description

3.1 Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrants Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2 Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrants Current Report on Form 8-K (File No. 0-18590) and incorporated herein by reference)

3.3 Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 0-18590) incorporated herein by reference)

3.4 Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 0-18590) and incorporated herein by reference)

4.1 Shareholder Rights Plan dated as of February 24, 1998 (previously filed as Exhibit 10.15 to the registrants Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

4.2 Amendment No. 1 to Shareholder Rights Plan dated effective as of September 21, 1999 (previously filed as Exhibit 4.1 to the registrants Current Report on Form 8-K dated October 14, 1999 (File No. 0-18590) and incorporated herein by reference)

10.1 Form of Promissory Note dated June 1, 1995 by and between Good Times Restaurants Inc. And Boulder Radiologist Inc. Pension Plan FBO Dubach in the amount of $300,000 due and payable on May 31, 2000 (previously filed as Exhibit 10.28 to the registrants Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 0-18590) and incorporated herein by reference)

10.2 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Drive Thru Inc. as general partner, and Good Times Restaurants Inc. as guarantor in the amount of $254,625 (previously filed as Exhibit 10.34 to the registrants Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 0-18590) and incorporated herein by reference)

10.3 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Drive Thru Inc. as general partner, and Good Times Restaurants as guarantor in the amount of $104,055 (previously filed as Exhibit 10.35 to the registrants Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 0-18590) and incorporated herein by reference)

10.4 Registration Rights Agreement dated May 31, 1996 regarding registration rights of the common stock issuable upon conversion of the Series A Convertible Preferred Stock (previously filed as Exhibit 10.15 to the registrants Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 0-18590) and incorporated herein by reference)

10.5 Employment Agreement dated May 3, 1996 between Registrant and Boyd E. Hoback (previously filed as Exhibit 10.17 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 0-18590) and incorporated herein by reference)

10.6 Amendment and Agreement regarding Series A Convertible Preferred Stock by and between Good Times Restaurants Inc. and The Bailey Company dated December 3, 1997, effective as of October 31, 1997 (previously filed as Exhibit 10.13 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 0-18590) and incorporated herein by reference)

10.7 Indemnification by Dr. Kenneth Dubach to Good Times Drive Thru Inc. dated December 10, 1996 with respect to the promissory note of the Boise Co-Development Limited Partnership dated November 3, 1995 in the original amount of $254,625 and the promissory note dated November 3, 1995 in the original amount of $104,055 (previously filed as Exhibit 10.14 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 0-18590) and incorporated herein by reference )
    Office lease (previously filed as Exhibit 10.12 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.9 The Bailey Company Guaranty Agreement (previously filed as Exhibit 10.13 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.10 Safeco commitment letter (previously filed as Exhibit 10.14 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.11 1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.12 1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.13 The Bailey Company Private Placement Letter Agreement dated March 12, 1999 (previously filed as Exhibit 10.1 to the registrants Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 (File No. 0-18590) and incorporated herein by reference)

10.14 Merrill Lynch Commitment Letter dated November 17, 1999 for Line of Credit (previously filed as Exhibit 10.18 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-18590) and incorporated herein by reference)

21.1 Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrants Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

23.1 *Consent of HEIN + ASSOCIATES LLP

27.1 *Financial Data Schedule

*Filed herewith.

  Reports on Form 8-K. There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended September 30, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

Date: December 19, 2000 By: /s/ Boyd E. Hoback, President and

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature Title Date

/s/ Geoffrey R. Bailey Chairman of the Board December 15, 2000

/s/ Boyd E. Hoback President and Chief Executive Officer December 15, 2000

(principal executive and financial

officer) and Director

/s/ Susan Knutson Controller (principal accounting December 15, 2000 officer)

/s/ Dan W. James II Director December 15, 2000

/s/ David E. Bailey Director December 15, 2000

/s/ Thomas P. McCarty Director December 15, 2000

/s/ Alan A. Teran Director December 15, 2000

/s/ Richard J. Stark Director December 15, 2000