Form 10QSB
period 2000-12-31
GOOD TIMES RESTAURANTS INC
filed 2001-02-02
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2000

Commission file number: 0-18590

GOOD TIMES RESTAURANTS INC.

(Exact name of small business issuer as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

84-1133368

(I.R.S. Employer Identification No.)

601 CORPORATE CIRCLE, GOLDEN, CO 80401

(Address of principal executive offices)

(303) 384-1400

(Issuer's telephone number)

(Former name, former address and former fiscal year, since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at February 2001.

2,242,263 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended December 31, 2000

INDEX	PAGE

PART I - FINANCIAL INFORMATION

1. Financial Statements

Consolidated Balance Sheets	3
December 31, 2000 and September 30, 2000

Consolidated Statements of Operations	5
For the three months ended December 31, 2000 and 1999

Consolidated Statements of Cash Flow	6
For the three months ended December 31, 2000 and 1999

Notes to Financial Statements	7

2. Management's Discussion and Analysis

PART II - OTHER INFORMATION

1 through 6	12

SIGNATURES	14

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2000	September 30, 2000
CURRENT ASSETS:
Cash and cash equivalent	$ 804,000	$1,126,000
Investments, at fair value	299,000	299,000
Receivables	103,000	172,000
Inventories	88,000	85,000
Prepaid expenses and other	42,000	38,000
Notes receivable	52,000	51,000
Total current assets	1,388,000	1,771,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	3,838,000	3,728,000
Leasehold improvements	2,672,000	2,649,000
Fixtures and equipment	4,027,000	3,913,000
	10,537,000	10,290,000

Less accumulated depreciation and amortization	(4,066,000)	(3,854,000)
	6,471,000	6,436,000
OTHER ASSETS:
Notes receivable	392,000	405,000
Deposits & other	77,000	78,000
	469,000	483,000

TOTAL ASSETS	$8,328,000	$8,690,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$ 256,000	$ 236,000
Accounts payable	281,000	579,000
Lease obligations, RTC and Las Vegas	81,000	93,000
Accrued liabilities - other	626,000	595,000
Total current liabilities	1,244,000	1,503,000

LONG-TERM LIABILITIES:
Debt and capitalized leases, net of current portion	1,550,000	1,626,000
Lease obligations, RTC and Las Vegas, net of
current portion	163,000	177,000
Deferred liabilities	364,000	346,000
Total long-term liabilities	2,077,000	2,149,000

MINORITY INTERESTS IN PARTNERSHIPS	1,164,000	1,202,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Cont.)

	December 31, 2000	September 30, 2000
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
5,000,000 shares authorized,
None issued and outstanding
Common stock, $.001 par value;
50,000,000 shares authorized,
2,242,263 shares issued and
outstanding as of December 31,
2000 and 2,226,995 shares
issued and outstanding as
of September 30, 2000	2,000	2,000

Capital contributed in excess of par value	13,240,000	13,221,000
Accumulated deficit	(9,399,000)	(9,387,000)
Total stockholders' equity	3,843,000	3,836,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,328,000	$8,690,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2000	1999
NET REVENUES:
Restaurant sales, net	$3,908,000	$3,277,000
Franchise revenues, net	77,000	52,000
Total revenues	3,985,000	3,329,000

RESTAURANT OPERATING EXPENSES:
Food & paper costs	1,355,000	1,144,000
Labor, occupancy & other	1,701,000	1,376,000
Opening expenses	15,000	49,000
Accretion of deferred rent	10,000	6,000
Depreciation & amortization	201,000	169,000
Total restaurant operating costs	3,282,000	2,744,000

INCOME FROM RESTAURANT OPERATIONS	703,000	585,000

OTHER OPERATING EXPENSES:
Selling, general & administrative expenses	620,000	820,000
Loss (Income) from operating RTC stores	0	8,000
Total other operating costs	620,000	828,000

INCOME (LOSS) FROM OPERATIONS	83,000	(243,000)

OTHER INCOME & (EXPENSES)
Minority income (expense), net	(72,000)	(6,000)
Interest, net	(23,000)	(2,000)
Other, net	0	(1,000)
Total other income & (expenses)	(95,000)	(9,000)

NET INCOME (LOSS)	$ (12,000)	$ (252,000)

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE	$ .0	$ (.11)

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION:

BASIC	2,231,974	2,222,521

DILUTED	N/A	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(12,000)	$(252,000)
Depreciation and amortization	211,000	181,000
Minority interest	72,000	6,000

Changes in operating assets & liabilities
(Increase) decrease in:
Prepaids & receivables	65,000	(121,000)
Inventories	(3,000)	(17,000)
Other assets	14,000	1,000

(Decrease) increase in:
Accounts payable	(298,000)	(406,000)
Accrued interest	0	1,000
Accrued property taxes	40,000	37,000
Accrued payroll & P/R taxes	(9,000)	3,000
Other accrued liabilities/deferred income	(10,000)	(60,000)

Net cash provided by (used in) operating activities	70,000	(627,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of FF&E, land, building and improvements	(246,000)	(576,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt incurred (paid)	(56,000)	226,000
Distributions to minority interests in partnerships	(110,000)	(43,000)
Paid in capital activity	20,000	17,000

Net cash provided by (used in) financing activities	(146,000)	200,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVAENTS	$(322,000)	$(1,003,000)

CASH AND CASH EQUIVALENTS, beginning of period	1,126,000	1,748,000

CASH AND CASH EQUIVALENTS, end of period	804,000	745,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2000, the results of its operations and its cash flow for the three month period ended December 31, 2000. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

The consolidated balance sheet as of September 30, 2000 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2000.

2. CONTINGENT LIABILITY

The Company remains contingently liable on several leases of restaurants that were previously sold. The Company is also a guarantor on a Small Business Administration loan to a franchisee.

3. STOCK TRANSACTIONS

During the three months ended December 31, 2000 Good Times Restaurants issued 15,268 shares of its Common Stock to the Company's 401(k) profit sharing plan, representing a 25% matching of employee contributions for the twelve months ended September 30, 2000.

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

The Company had thirty-five units open at December 31, 2000, of which fifteen were franchised units, nine joint-venture units and eleven company-owned units compared to thirty-two units open at December 31, 1999, of which fifteen were franchised units, nine joint-venture units and eight company-owned units. In October 2000 the Company entered into a licensing agreement for the sale of Good Times' products at the Winter Park Resort food concession. Management anticipates that the Company and its existing franchisees will develop a total of two to three Good Times units in the Denver ADI in 2001.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months ended December 31, 1999 and the results of the Company for the three months ended December 31, 2000.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2000 increased $656,000 (19.7%) to $3,985,000 from $3,329,000 for the three months ended December 31, 1999. Restaurant sales increased $496,000 due to four new company-owned restaurants that opened in October and December 1999 and February and September 2000, and $187,000 due to one restaurant that was purchased from a franchisee in May 2000. Franchise revenues increased $25,000 to $77,000 from $52,000 for the three months ended December 31, 1999 due to an increase in franchise royalties and development fees. These increases were offset by a same store restaurant sales decrease of $52,000, or 1.7%, during the three months ended December 31, 2000 for restaurants that were open for the full periods ending December 31, 2000 and December 31, 1999. Same store sales in October and November decreased 2.8% and 6.8% respectively. Weather in Colorado was unseasonably cold in October and November and as a result same store sales were negatively impacted. December 2000 same store sales increased 4.5% driven largely by the success of a new promotion for a choice of three new cheeseburgers for $1.25 each.

Food and Paper Costs

For the three months ended December 31, 2000 the Company's food and paper costs increased to $1,355,000 from $1,144,000 due to increased restaurant sales. Food and paper costs decreased to 34.7% of restaurant sales for the three months ended December 31, 2000, compared to 34.9% for the same prior year period.

Labor, Occupancy and Other Expenses

For the three months ended December 31, 2000 the Company's labor, occupancy and other expenses increased $325,000 from $1,376,000 (41.9% of restaurant sales) to $1,701,000 (43.5% of restaurant sales) compared to the same prior year period.

The increase in labor, occupancy and other expenses for the three months ended December 31, 2000 is attributable to expenses of $338,000 for four additional restaurants that opened in fiscal 2000 and one additional restaurant purchased from a franchisee in May 2000.

Labor, occupancy and other expenses increased as a percentage of restaurant sales in the three months ended December 31, 2000 primarily due to the decrease in same store restaurant sales.

Depreciation and Amortization Expenses

For the three months ended December 31, 2000 the Company's depreciation and amortization expenses increased $32,000, from $169,000 to $201,000 compared to the same prior year period. The increase is attributable to $46,000 in depreciation expense for the four new company-owned restaurants that opened in fiscal 2000 and the restaurant purchased from a franchisee in May 2000, offset by a decrease in depreciation expense on older restaurants.

Income From Restaurant Operations

For the three months ended December 31, 2000, income from restaurant operations increased to $703,000 from $585,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales increased to 18.0% for the three months ended December 31, 2000 from 17.9% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 23.1% of restaurant sales for the three months ended December 31, 2000 from 23.0% for the same prior year period. Additionally, the current year period includes new store opening expenses of $15,000 compared to $49,000 for the same prior year period.

Selling, General and Administrative Expenses

For the three months ended December 31, 2000, selling, general and administrative expenses decreased to $620,000 (15.9% of restaurant sales) from $820,000 (25.0% of restaurant sales) for the same prior year period. The decrease in selling, general and administrative expenses is primarily attributable to decreased advertising costs in the three months ended December 31, 2000, which decreased advertising expenses to $226,000 (5.8% of restaurant sales) from $417,000 (12.7% of restaurant sales) for the same prior year period. Advertising for the three months ended December 31, 2000 consisted primarily of lower-cost radio advertising while the advertising for the three months ended December 31, 1999 consisted primarily of television advertising.

Income (Loss) From Operations

The Company had income from operations of $83,000 in the three months ended December 31, 2000 compared to a loss from operations of ($243,000) for the same prior year period. The increase in income from operations of $326,000 is attributable to an increase in income from restaurant operations of $118,000, a decrease in selling, general and administrative expenses of $200,000 and a decrease in the loss from operating RTC stores of $8,000.

Net Income (Loss)

The net loss for the Company was ($12,000) for the three months ended December 31, 2000 compared to a net loss for the Company of ($252,000) for the same prior year period. The change from the three month period ended December 31, 1999 to December 31, 2000 was primarily attributable to the increase in income from operations for the three months ended December 31, 2000. The increase was partially offset by an increase in net interest expense of $21,000 for the three months ended December 31, 2000 due to a decrease in interest earning cash reserves and an increase in debt and lease financing for the new company-owned stores opened during fiscal 2000. Additionally, minority interest expense increased $66,000 for the three months ended December 31, 2000 due to increased income from restaurant sales of the joint-venture restaurants compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2000, the Company had $1,103,000 cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves, purchase of its common stock under the stock repurchase plan and, along with additional debt financing, for the development of new company-owned and joint-venture restaurants and reinvestment in existing restaurants for the implementation of new signage and a new product category. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2001 will be sufficient to cover the Company's working capital requirements for fiscal 2001.

As of December 31, 2000, the Company had working capital of $144,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Drive Thru restaurants are opened.

Cash Flows

Net cash provided by operating activities was $70,000 for the three months ended December 31, 2000 compared to net cash used in operating activities of $627,000 for the same prior year period. The net cash provided by operating activities for the three months ended December 31, 2000 was the result of a net loss of ($12,000) and non-cash reconciling items totaling $82,000 (comprised of depreciation and amortization of $211,000, minority interest of $72,000 and decreases in operating assets and liabilities totaling $201,000).

Net cash used in investing activities for the three months ended December 31, 2000 was $246,000, which reflects payments for the purchase of property and equipment. The Company uses cash in investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants and refurbishment of existing restaurants.

Net cash used in investing activities for the three months ended December 31, 1999 was $576,000, which reflects payments for the purchase of property and equipment.

Net cash used in financing activities for the three months ended December 31, 2000 was $146,000, which includes principal payments on notes payable and long term debt of $55,000, distributions to minority interests in partnerships of $110,000 and paid in capital activity of $20,000 related to the issuance of stock to the 401(k) plan.

Net cash provided by financing activities for the three months ended December 31, 1999 was $200,000, which includes proceeds from debt financing of $226,000, distributions to minority interests in partnerships of $43,000 and paid in capital activity of $17,000 related to the issuance of stock to the 401(k) plan.

Impact of Inflation

The Company has not experienced a significant impact from inflation. It is anticipated that any operating expense increases will be recovered by increasing menu prices to the extent that is prudent considering competition.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in January, February and March.

GOOD TIMES RESTAURANTS INC. & SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit No. Description

27.1 *Financial Data Schedule

(b) During the quarter for which this report is filed, Good Times Restaurants filed the following report on Form 8-K:

Current report on Form 8-K dated January 17, 2001, which reported that Good Times Restaurants authorized the repurchase of up to $250,000 of the Company's outstanding common stock.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

DATE: ____________

BY: /s/Boyd E. Hoback

President and Chief Executive Officer

BY: /s/ Sue Knutson

Controller