Form 10QSB
period 2001-03-31
GOOD TIMES RESTAURANTS INC
filed 2001-05-02
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2001

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at May 2, 2001.

2,242,263 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended March 31, 2001

INDEX PAGE

PART I - FINANCIAL INFORMATION

1. Financial Statements

Consolidated Balance Sheets - 3

March 31, 2001 and September 30, 2000

Consolidated Statements of Operations - 5

For the three months ended March 31, 2001

and 2000 and for the six months ended

March 31, 2001 and 2000

Consolidated Statements of Cash Flow - 6

For the three months ended March 31, 2001

and 2000 and for the six months ended

March 31, 2001 and 2000

Notes to Financial Statements 7

2. Management's Discussion and Analysis 8

PART II - OTHER INFORMATION

1 through 6 12

SIGNATURES 14

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

March 31, September 30,

2001 2000

CURRENT ASSETS:

Cash and cash equivalent $ 918,000 $1,126,000

Investments, at fair value 199,000 299,000

Receivables 109,000 172,000

Inventories 91,000 85,000

Prepaid expenses and other 54,000 38,000

Notes receivable 34,000 51,000

Total current assets 1,405,000 1,771,000

PROPERTY AND EQUIPMENT, at cost:

Land and building 3,899,000 3,728,000

Leasehold improvements 2,691,000 2,649,000

Fixtures and equipment 4,102,000 3,913,000

10,692,000 10,290,000

Less accumulated depreciation and amortization (4,232,000) (3,854,000)

6,460,000 6,436,000

OTHER ASSETS:

Notes receivable 369,000 405,000

Deposits & other 78,000 78,000

447,000 483,000

TOTAL ASSETS $8,312,000 $8,690,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of long-term debt and capital leases $ 264,000 $ 236,000

Accounts payable 435,000 579,000

Lease obligations, RTC and Las Vegas 81,000 93,000

Accrued liabilities - other 661,000 595,000

Total current liabilities 1,441,000 1,503,000

LONG-TERM LIABILITIES:

Debt and capitalized leases, net of current portion 1,476,000 1,626,000

Lease obligations, RTC and Las Vegas, net of

current portion 146,000 177,000

Deferred liabilities 368,000 346,000

Total long-term liabilities 1,990,000 2,149,000

MINORITY INTERESTS IN PARTNERSHIPS 1,124,000 1,202,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Cont.)

March 31, September 30,

2001 2000

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value;

5,000,000 shares authorized,

None issued and outstanding

Common stock, $.001 par value;

50,000,000 shares authorized,

2,242,263 shares issued and

outstanding as of March 31, 2001

and 2,226,995 shares issued and

outstanding as of September 30, 2000 2,000 2,000

Capital contributed in excess of par value 13,240,000 13,221,000

Accumulated deficit (9,485,000) (9,387,000)

Total stockholders' equity 3,757,000 3,836,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $8,312,000 $8,690,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended Six Months Ended

March 31, March 31,

2001 2000 2001 2000

NET REVENUES:

Restaurant sales, net $3,732,000 $3,194,000 $7,639,000 $6,471,000

Franchise net revenues 69,000 35,000 145,000 86,000

Total revenues 3,801,000 3,229,000 7,784,000 6,557,000

RESTAURANT OPERATING EXPENSES:

Food & paper costs 1,331,000 1,140,000 2,685,000 2,284,000

Labor, occupancy & other 1,698,000 1,436,000 3,398,000 2,812,000

Opening expenses 7,000 27,000 22,000 75,000

Accretion of deferred rent 10,000 10,000 20,000 17,000

Depreciation & amortization 205,000 189,000 406,000 358,000

Total restaurant operating costs 3,251,000 2,802,000 6,531,000 5,546,000

INCOME FROM RESTAURANT OPERATIONS 550,000 427,000 1,253,000 1,011,000

OTHER OPERATING EXPENSES:

Selling, general & administrative expenses 582,000 494,000 1,202,000 1,313,000

Loss, (income) from operating RTC stores 0 9,000 0 16,000

Total other operating expenses 582,000 503,000 1,202,000 1,329,000

INCOME (LOSS) FROM OPERATIONS (32,000) (76,000) 51,000 (318,000)

OTHER INCOME & (EXPENSES):

Minority income (expense), net (36,000) (39,000) (107,000) (45,000)

Interest, net (21,000) (12,000) (44,000) (14,000)

Other, net 2,000 (2,000) 2,000 (4,000)

Total other income & (expenses) (55,000) (53,000) (149,000) (63,000)

NET INCOME (LOSS) ($87,000) ($129,000) ($98,000) ($381,000)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE ($ .04) ($ .06) ($ .04) ($ .17)

WEIGHTED AVERAGE COMMON SHARES AND

EQUIVALENTS USED IN PER SHARE CALCULATION

BASIC 2,242,263 2,226,995 2,237,062 2,224,746

DILUTED N/A N/A N/A N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended Six Months Ended

March 31, March 31,

2001 2000 2001 2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) ($87,000) ($129,000) ($98,000) ($381,000)

Depreciation and amortization 215,000 203,000 427,000 384,000

Minority interest 36,000 39,000 107,000 45,000

Changes in operating assets & liabilities--

(Increase) decrease in:

Prepaids & receivables (18,000) 188,000 46,000 68,000

Inventories (3,000) 2,000 (6,000) (15,000)

Other assets 39,000 (1,000) 53,000 0

(Decrease) increase in:

Accounts payable 154,000 (86,000) (144,000) (492,000)

Accrued interest 0 3,000 0 4,000

Accrued property taxes 25,000 21,000 65,000 58,000

Accrued payroll & P/R taxes 11,000 1,000 1,000 4,000

Other accrued liabilities/deferred income (13,000) (131,000) (23,000) (191,000)

Net cash provided by (used in)

operating activity 359,000 110,000 428,000 (516,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchase) sale - FF&E, land, building

& improvements (204,000) (289,000) (450,000) (866,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Debt incurred (paid), net (65,000) 563,000 (121,000) 789,000

Distributions to minority interests in partnerships (76,000) (79,000) (186,000) (122,000)

Paid in capital activity 0 0 20,000 17,000

Net cash provided by (used in) (141,000) 484,000 (287,000) 684,000 financing activities

INCREASE (DECREASE) IN CASH $ 14,000 $305,000 ($309,000) ($698,000)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, the results of its operations and its cash flow for the three month period ended March 31, 2001 and for the six month period ended March 31, 2001. Operating results for the three month period ended March 31, 2001 and for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

None.

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

The Company had thirty-five units open at March 31, 2001, of which fifteen were franchised or licensed units, nine joint-venture units and eleven company-owned units compared to thirty-three units open at March 31, 2000, of which fifteen were franchised units, nine joint-venture units and nine company-owned units. In April 2001 the Company entered into a licensing agreement for the sale of Good Times custard products at the Six Flags Elitch Gardens food concession. Management anticipates that the Company and its existing franchisees will develop a total of two to three Good Times units in the Denver ADI in 2001.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and six months ended March 31, 2000 and the results of the Company for the three months and six months ended March 31, 2001.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2001 increased $572,000 (17.7%) to $3,801,000 from $3,229,000 for the three months ended March 31, 2000. Restaurant sales increased $162,000 due to four new company-owned restaurants that opened in October and December 1999 and February and September 2000, and $193,000 due to one restaurant that was purchased from a franchisee in May 2000. Franchise revenues increased $34,000 to $69,000 from $35,000 for the three months ended March 31, 2000 due to an increase in franchise royalties. Same store restaurant sales increased $183,000, or 6.7%, during the three months ended March 31, 2001 for restaurants that were open for the full periods ending March 31, 2001 and March 31, 2000.

Net revenues for the six months ended March 31, 2001 increased $1,227,000 (18.7%) to $7,784,000 from $6,557,000 for the six months ended March 31, 2000. Restaurant sales increased $658,000 due to four new company-owned restaurants that opened in October and December 1999 and February and September 2000, and $380,000 due to one restaurant that was purchased from a franchisee in May 2000. Franchise revenues increased $59,000 to $145,000 from $86,000 for the six months ended March 31, 2000 due to an increase in franchise royalties and development fees. Same store restaurant sales increased $130,000, or 2.2%, during the six months ended March 31, 2001 for restaurants that were open for the full six month periods ending March 31, 2001 and March 31, 2000. Same store sales in October and November decreased 2.8% and 6.8% respectively. Weather in Colorado was unseasonably cold in October and November and as a result same store sales were negatively impacted.

Food and Paper Costs

For the three months ended March 31, 2001 the Company's food and paper costs increased to $1,331,000 from $1,140,000 due to increased restaurant sales. Food and paper costs were 35.7% of restaurant sales for the three months ended March 31, 2001, compared to 35.7% for the same prior year period.

For the six months ended March 31, 2001 the Company's food and paper costs increased to $2,685,000 from $2,284,000 due to increased restaurant sales. Food and paper costs decreased to 35.1% of restaurant sales for the six months ended March 31, 2001 compared to 35.3% for the same prior year period.

Labor, Occupancy and Other Expenses

For the three months ended March 31, 2001 the Company's labor, occupancy and other expenses increased $262,000 from $1,436,000 (45% of restaurant sales) to $1,698,000 (45.5% of restaurant sales) compared to the same prior year period.

The increase in labor, occupancy and other expenses for the three months ended March 31, 2001 is attributable to expenses of $225,000 for four additional restaurants that opened in fiscal 2000 and one additional restaurant purchased from a franchisee in May 2000. In addition there was a $44,000 increase in restaurant operating expenses attributable to a same store sales increase of $183,000.

For the six months ended March 31, 2001 the Company's labor, occupancy and other expenses increased $586,000 from $2,812,000 (43.5% of restaurant sales) to $3,398,000 (44.5% of restaurant sales) compared to the same prior year period. The increase in labor, occupancy and other expenses for the six months ended March 31, 2001 is primarily attributable to expenses of $563,000 for four additional restaurants that opened in fiscal 2000 and one additional restaurant purchased from a franchisee in May 2000.

Labor, occupancy and other expenses increased as a percentage of restaurant sales in the six months ended March 31, 2001 primarily due to the decrease in same store restaurant sales for the three months ended December 31, 2000.

Depreciation and Amortization Expenses

For the three months ended March 31, 2001 the Company's depreciation and amortization expenses increased $16,000, from $189,000 to $205,000 compared to the same prior year period. The increase is attributable to an increase of $15,000 in depreciation expense for the four new company-owned restaurants that opened in fiscal 2000 and the restaurant purchased from a franchisee in May 2000.

For the six months ended March 31, 2001 the Company's depreciation and amortization expenses increased $48,000, from $358,000 to $406,000 compared to the same prior year period. The increase is primarily attributable to an increase of $46,000 in depreciation expense for the four new company-owned restaurants that opened in fiscal 2000 and the restaurant purchased from a franchisee in May 2000.

Income From Restaurant Operations

For the three months ended March 31, 2001, income from restaurant operations increased to $550,000 from $427,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales increased to 14.7% for the three months ended March 31, 2001 from 13.4% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 20.2% of restaurant sales for the three months ended March 31, 2001 from 19.3% for the same prior year period as a result of the increase in same store sales in the current period. Additionally, the current year period includes new store opening expenses of $7,000 compared to $27,000 for the same prior year period.

For the six months ended March 31, 2001, income from restaurant operations increased to $1,253,000 from $1,011,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales increased to 16.4% for the six months ended March 31, 2001 from 15.6% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation and amortization) increased to 21.7% of restaurant sales for the six months ended March 31, 2001 from 21.2% for the same prior year period. Additionally, the current year period includes new store opening expenses of $22,000 compared to $75,000 for the same prior year period.

Selling, General and Administrative Expenses

For the three months ended March 31, 2001, selling, general and administrative expenses increased to $582,000 (15.6% of restaurant sales) from $494,000 (15.5% of restaurant sales) for the same prior year period. The increase in selling, general and administrative expenses is primarily attributable to increased advertising in the three months ended March 31, 2001, which increased advertising expenses to $217,000 (5.8% of restaurant sales) from $111,000 (3.5% of restaurant sales) for the same prior year period. The increase in advertising expenses for the three months ended March 31,2001 is attributable to increased media levels and production costs compared to the same prior year period.

For the six months ended March 31, 2001, selling, general and administrative expenses decreased to $1,202,000 (15.7% of restaurant sales) from $1,313,000 (20.3% of restaurant sales) for the same prior year period. The decrease in selling, general and administrative expenses is primarily attributable to decreased advertising expenses in the six months ended March 31, 2001, which decreased to $444,000 (5.8% of restaurant sales) from $528,000 (8.2% of restaurant sales) for the same prior year period. The decrease in advertising expenses for the six months ended March 31, 2001 is attributable to decreased media levels and production costs in the first quarter compared to the prior year when media spending increased for the implementation of a television advertising campaign.

Income (Loss) From Operations

The Company had a loss from operations of ($32,000) in the three months ended March 31, 2001 compared to a loss from operations of ($76,000) for the same prior year period. The increase in income from operations of $44,000 is attributable to an increase in income from restaurant operations of $123,000, an increase in selling, general and administrative expenses of $88,000 and a decrease in the loss from operating RTC stores of $9,000.

The Company had income from operations of $51,000 in the six months ended March 31, 2001 compared to a loss from operations of ($318,000) for the same prior year period. The increase in income from operations of $369,000 is attributable to an increase in income from restaurant operations of $242,000, a decrease in selling, general and administrative expenses of $111,000, and a decrease in the loss from operating RTC stores of $16,000.

Net Income (Loss)

The net loss for the Company was ($87,000) for the three months ended March 31, 2001 compared to a net loss of ($129,000) for the same prior year period. The change from the three months ended March 31, 2000 to March 31, 2001 was primarily attributable to the increase in income from operations for the three months ended March 31, 2001. The increase was partially offset by an increase in net interest expense of $9,000 for the three months ended March 31, 2001 due to a decrease in interest earning cash reserves and an increase in debt and lease financing for the new company-owned stores opened during fiscal 2000. Additionally, minority interest expense decreased $3,000 for the three months ended March 31, 2001 due to increased advertising expenses of the joint-venture restaurants compared to the same prior year period.

The net loss for the Company was ($98,000) for the six months ended March 31, 2001 compared to a net loss of ($381,000) for the same prior year period. The change from the six months ended March 31, 2000 to March 31, 2001 was primarily attributable to the increase in income from operations for the six months ended March 31, 2001. The increase was partially offset by an increase in net interest expense of $30,000 for the six months ended March 31, 2001. Additionally, minority interest expense increased $62,000 for the six months ended March 31, 2001 due to increased income from restaurant operations of the joint-venture restaurants compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2001, the Company had $1,117,000 cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves, purchase of its common stock under the stock repurchase plan and, along with additional debt financing, for the development of new company-owned and joint-venture restaurants and reinvestment in existing restaurants for the implementation of new signage and a new product category. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2001 will be sufficient to cover the Company's working capital requirements for fiscal 2001.

As of March 31, 2000, the Company had a working capital deficit of $36,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Drive Thru restaurants are opened.

The Company anticipates total capital expenditures related to the implementation of frozen custard in all company-owned and joint-venture restaurants to be approximately $1.4 million. Loan proceeds and cash contributions from joint-venture partners are anticipated to be approximately $1.2 million, with the balance of $200,000 provided from cash on hand and cash flow from operations.

Cash Flows

Net cash provided by operating activities was $359,000 for the three months ended March 31, 2001 compared to net cash provided by operating activities of $110,000 for the same prior year period. The net cash provided by operating activities for the three months ended March 31, 2001 was the result of a net loss of ($87,000) and non-cash reconciling items totaling $446,000 (comprised of depreciation and amortization of $215,000, minority interest of $36,000 and increases in operating assets and liabilities totaling $195,000).

Net cash used in investing activities for the three months ended March 31, 2001 was $204,000, which reflects payments for the purchase of property and equipment. Included in the $204,000 is $162,000, which was used to reinvest in existing restaurants for the implementation of frozen custard.

Net cash used in investing activities for the three months ended March 31, 2000 was $289,000, which reflects payments for the purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2001 was $141,000, which includes principal payments on notes payable and long term debt of $65,000 and distributions to minority interests in partnerships of $76,000.

Net cash provided by financing activities for the three months ended March 31, 2000 was $484,000, which includes net proceeds from debt financing of $563,000 and distributions to minority interests in partnerships of $79,000.

For the six months ended March 31, 2001, cash decreased $309,000. Net cash provided by operations was $428,000, net cash used in investing activities was $450,000 and net cash used in financing activities was $287,000.

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

GOOD TIMES RESTAURANTS INC.

DATE: May 2, 2001

BY: /s/Boyd E. Hoback

Boyd E. Hoback, President and

Chief Executive Officer

BY: /s/Sue Knutson

Sue Knutson, Controller