Form 10QSB
period 2001-06-30
GOOD TIMES RESTAURANTS INC
filed 2001-08-09
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2001

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at August 8, 2001.

2,242,263 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended June 30, 2001

	INDEX	PAGE

PART I - FINANCIAL INFORMATION

1.	Financial Statements

	Consolidated Balance Sheets -	3
	June 30, 2001 and September 30, 2000

	Consolidated Statements of Operations -	5
	For the three months ended June 30, 2001
	and 2000 and for the nine months ended
	June 30, 2001 and 2000

	Consolidated Statements of Cash Flow -	6
	For the three months ended June 30, 2001
	and 2000 and for the nine months ended
	June 30, 2001 and 2000

	Notes to Financial Statements	7

2.	Management's Discussion and Analysis	8

PART II - OTHER INFORMATION

	1 through 6	12

SIGNATURES		14

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2001 (Unaudited)	September 30, 2000
CURRENT ASSETS:
Cash and cash equivalent	$ 544,000	$1,126,000
Investments, at fair value	199,000	299,000
Receivables	141,000	172,000
Inventories	106,000	85,000
Prepaid expenses and other	99,000	38,000
Notes receivable	32,000	51,000
Total current assets	1,121,000	1,771,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	3,919,000	3,728,000
Leasehold improvements	2,691,000	2,649,000
Fixtures and equipment	4,461,000	3,913,000
	11,071,000	10,290,000

Less accumulated depreciation and amortization	(4,459,000)	(3,854,000)
	6,612,000	6,436,000
OTHER ASSETS:
Notes receivable	398,000	405,000
Deposits & other	77,000	78,000
	475,000	483,000

TOTAL ASSETS	$8,208,000	$8,690,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$ 266,000	$ 236,000
Accounts payable	347,000	579,000
Lease obligations, RTC and Las Vegas	81,000	93,000
Deferred income	77,000	0
Accrued liabilities - other	617,000	595,000
Total current liabilities	1,388,000	1,503,000

LONG-TERM LIABILITIES:
Debt and capitalized leases, net of current portion	1,402,000	1,626,000
Lease obligations, RTC and Las Vegas, net of
current portion	116,000	177,000
Deferred liabilities	378,000	346,000
Total long-term liabilities	1,896,000	2,149,000

MINORITY INTERESTS IN PARTNERSHIPS	1,116,000	1,202,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Cont.)
	June 30,	September 30,
	2001	2000

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
5,000,000 shares authorized,
None issued and outstanding	0	0

Common stock, $.001 par value;
50,000,000 shares authorized,
2,242,263 shares issued and
outstanding as of June 30, 2001
and 2,226,995 shares issued and
outstanding as of September 30, 2000	2,000	2,000

Capital contributed in excess of par value	13,240,000	13,221,000
Accumulated deficit	(9,434,000)	(9,387,000)
Total stockholders' equity	3,808,000	3,836,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,208,000	$8,690,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended	Nine Months Ended
June 30,	June 30,
	2001	2000	2001	2000
NET REVENUES:
Restaurant sales, net	$4,199,000	$3,991,000	$11,838,000	$10,462,000
Franchise net revenues	94,000	68,000	239,000	154,000
Total revenues	4,293,000	4,059,000	12,077,000	10,616,000

RESTAURANT OPERATING EXPENSES:
Food & paper costs	1,505,000	1,401,000	4,190,000	3,684,000
Labor, occupancy & other	1,807,000	1,617,000	5,205,000	4,429,000
Opening expenses	19,000	0	41,000	75,000
Accretion of deferred rent	9,000	10,000	29,000	27,000
Depreciation & amortization	217,000	196,000	623,000	554,000
Total restaurant operating costs	3,557,000	3,224,000	10,088,000	8,769,000

INCOME FROM RESTAURANT OPERATIONS	736,000	835,000	1,989,000	1,847,000

OTHER OPERATING EXPENSES:
Selling, general & administrative expenses	596,000	658,000	1,798,000	1,972,000
Loss, (income) from operating RTC stores	0	0	0	16,000
Total other operating expenses	596,000	658,000	1,798,000	1,988,000

INCOME (LOSS) FROM OPERATIONS	140,000	177,000	191,000	(141,000)

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(70,000)	(85,000)	(177,000)	(130,000)
Interest, net	(22,000)	(19,000)	(66,000)	(33,000)
Other, net	3,000	(2,000)	5,000	(6,000)
Total other income & (expenses)	(89,000)	(106,000)	(238,000)	(169,000)

NET INCOME (LOSS)	$51,000	$ 71,000	($47,000)	($310,000)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE	$ .02	$ .03	($ .02)	($ .14)

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,242,263	2,226,995	2,238,796	2,225,493
DILUTED	2,244,975	2,226,995	N/A	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,000	$71,000	($47,000)	($310,000)
Depreciation and amortization	228,000	209,000	655,000	593,000
Minority interest	70,000	85,000	177,000	130,000

Changes in operating assets & liabilities--
(Increase) decrease in:
Prepaids & receivables	(76,000)	(19,000)	(30,000)	49,000
Inventories	(15,000)	(4,000)	(21,000)	(19,000)
Other assets	(26,000)	22,000	27,000	22,000

(Decrease) increase in:
Accounts payable	(88,000)	136,000	(232,000)	(356,000)
Accrued interest	0	0	0	4,000
Accrued property taxes	(104,000)	(76,000)	(39,000)	(18,000)
Accrued payroll & P/R taxes	6,000	15,000	7,000	20,000
Other accrued liabilities/deferred income	111,000	30,000	88,000	(162,000)

Net cash provided by (used in)
operating activity	157,000	469,000	585,000	(47,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale - FF&E, land, building
& improvements	(380,000)	(475,000)	(830,000)	(1,341,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt incurred (paid), net	(73,000)	(32,000)	(194,000)	758,000
Distributions to minority interests in partnerships	(102,000)	(123,000)	(288,000)	(245,000)
Contributions to minority interests in partnerships	25,000	0	25,000	0
Paid in capital activity	0	0	20,000	17,000

Net cash provided by (used in)	(150,000)	(155,000)	(437,000)	530,000
financing activities

INCREASE (DECREASE) IN CASH	($373,000)	($161,000)	($682,000)	($858,000)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, the results of its operations and its cash flow for the three month period ended June 30, 2001 and for the nine month period ended June 30, 2001. Operating results for the three month period ended June 30, 2001 and for the nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.

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

The Company had thirty-six units open at June 30, 2001, of which sixteen were franchised or licensed units, nine joint-venture units and eleven company-owned units compared to thirty-three units open at June 30, 2000, of which fourteen were franchised units, nine joint-venture units and ten company-owned units. In April 2001 the Company entered into a licensing agreement for the sale of Good Times custard products at the Six Flags Elitch Gardens food concession. In April 2001 one franchised unit in Greeley, Colorado was closed. The building and equipment were subsequently sold to another franchisee and moved to a new location, which opened in May 2001. Management anticipates that the Company and its existing franchisees will develop a total of one or two Good Times units in the Denver area in 2001.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and nine months ended June 30, 2000 and the results of the Company for the three months and nine months ended June 30, 2001.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2001 increased $234,000 (5.8%) to $4,293,000 from $4,059,000 for the three months ended June 30, 2000. Restaurant sales increased $173,000 due to four new company-owned restaurants that opened in October and December 1999 and February and September 2000, and $49,000 due to one restaurant that was purchased from a franchisee in May 2000. Franchise revenues increased $26,000 to $94,000 from $68,000 for the three months ended June 30, 2000 due to an increase in franchise royalties and fees. Same store restaurant sales, net of store closures, increased $15,000, or .4%, during the three months ended June 30, 2001 for restaurants that were open for the full periods ending June 30, 2001 and June 30, 2000. Restaurant sales were negatively effected during the three months ended June 30, 2001 due to store closures for the implementation of frozen custard. Seven stores were closed for an average of 1.5 days each with estimated lost sales of $29,000.

Net revenues for the nine months ended June 30, 2001 increased $1,461,000 (13.8%) to $12,077,000 from $10,616,000 for the nine months ended June 30, 2000. Restaurant sales increased $831,000 due to four new company-owned restaurants that opened in October and December 1999 and February and September 2000, and $429,000 due to one restaurant that was purchased from a franchisee in May 2000. Franchise revenues increased $85,000 to $239,000 from $154,000 for the nine months ended June 30, 2000 due to an increase in franchise royalties and fees. Same store restaurant sales, net of store closures, increased $152,000, or 1.7%, during the nine months ended June 30, 2001 for restaurants that were open for the full nine month periods ending June 30, 2001 and June 30, 2000. Same store sales in October and November decreased 2.8% and 6.8% respectively. Weather in Colorado was unseasonably cold in October and November and as a result same store sales were negatively impacted. Restaurant sales were negatively effected during the nine months ended June 30, 2001 due to store closures for the implementation of frozen custard. Eight stores were closed for an average of 1.5 days each with estimated lost sales of $36,000.

Food and Paper Costs

For the three months ended June 30, 2001 the Company's food and paper costs increased to $1,505,000 from $1,401,000 due to increased restaurant sales. Food and paper costs increased to 35.8% of restaurant sales for the three months ended June 30, 2001, compared to 35.1% for the same prior year period.

For the nine months ended June 30, 2001 the Company's food and paper costs increased to $4,190,000 from $3,684,000 due to increased restaurant sales. Food and paper costs increased to 35.4% of restaurant sales for the nine months ended June 30, 2001 compared to 35.2% for the same prior year period.

Food and paper costs increased as a percentage of restaurant sales for the three months and nine months ended June 30, 2001 primarily due to cost increases in beef and produce, and an increased level of discounting compared to the prior year periods.

Labor, Occupancy and Other Expenses

For the three months ended June 30, 2001 the Company's labor, occupancy and other expenses increased $190,000 to $1,807,000 (43.0% of restaurant sales) from $1,617,000 (40.5% of restaurant sales) for the same prior year period.

The increase in labor, occupancy and other expenses for the three months ended June 30, 2001 is primarily attributable to expenses of $138,000 for four additional restaurants that opened in fiscal 2000 and one additional restaurant purchased from a franchisee in May 2000. In addition, restaurant operating expenses increased as a percentage of restaurant sales for the three months ended June 30, 2001 due to higher costs for wages, salaries and restaurant repairs compared to the same prior year period.

For the nine months ended June 30, 2001 the Company's labor, occupancy and other expenses increased $776,000 to $5,205,000 (44.0% of restaurant sales) from $4,429,000 (42.3% of restaurant sales) for the same prior year period. The increase in labor, occupancy and other expenses for the nine months ended June 30, 2001 is primarily attributable to expenses of $701,000 for four additional restaurants that opened in fiscal 2000 and one additional restaurant purchased from a franchisee in May 2000.

Depreciation and Amortization Expenses

For the three months ended June 30, 2001 the Company's depreciation and amortization expenses increased $21,000, from $196,000 to $217,000 compared to the same prior year period. The increase is primarily attributable to an increase of $14,000 in depreciation expense for the four new company-owned restaurants that opened in fiscal 2000 and the restaurant purchased from a franchisee in May 2000.

For the nine months ended June 30, 2001 the Company's depreciation and amortization expenses increased $69,000, from $554,000 to $623,000 compared to the same prior year period. The increase is primarily attributable to an increase of $59,000 in depreciation expense for the four new company-owned restaurants that opened in fiscal 2000 and the restaurant purchased from a franchisee in May 2000.

Income From Restaurant Operations

For the three months ended June 30, 2001, income from restaurant operations decreased to $736,000 from $835,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales decreased to 17.5% for the three months ended June 30, 2001 from 20.9% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, amortization and opening expenses) decreased to 23.1% of restaurant sales for the three months ended June 30, 2001 from 25.8% for the same prior year period. Additionally, the current year period includes store opening expenses of $19,000, related to the implementation of custard, compared to $0 for the same prior year period.

For the nine months ended June 30, 2001, income from restaurant operations increased to $1,989,000 from $1,847,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales decreased to 16.8% for the nine months ended June 30, 2001 from 17.6% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, amortization and opening expenses) decreased to 22.4% of restaurant sales for the nine months ended June 30, 2001 from 23.7% for the same prior year period. Additionally, the current year period includes new store and custard related opening expenses of $41,000 compared to $75,000 for the same prior year period.

Selling, General and Administrative Expenses

For the three months ended June 30, 2001, selling, general and administrative expenses decreased to $596,000 (14.2% of restaurant sales) from $658,000 (16.5% of restaurant sales) for the same prior year period. The decrease in selling, general and administrative expenses is primarily attributable to decreased advertising in the three months ended June 30, 2001, which decreased advertising expenses to $244,000 (5.8% of restaurant sales) from $301,000 (7.5% of restaurant sales) for the same prior year period. The decrease in advertising expenses for the three months ended June 30,2001 is attributable to decreased media levels and production costs compared to the same prior year period.

For the nine months ended June 30, 2001, selling, general and administrative expenses decreased to $1,798,000 (15.2% of restaurant sales) from $1,972,000 (18.8% of restaurant sales) for the same prior year period. The decrease in selling, general and administrative expenses is primarily attributable to decreased advertising expenses in the nine months ended June 30, 2001, which decreased to $688,000 (5.8% of restaurant sales) from $828,000 (7.9% of restaurant sales) for the same prior year period. The decrease in advertising expenses for the nine months ended June 30, 2001 is attributable to decreased media levels and production costs in the first and third quarters compared to the prior year when media spending increased for the implementation of a television advertising campaign.

Income (Loss) From Operations

The Company had income from operations of $140,000 in the three months ended June 30, 2001 compared to income from operations of $177,000 for the same prior year period. The decrease in income from operations of $37,000 is attributable to a decrease in income from restaurant operations of $99,000 and a decrease in selling, general and administrative expenses of $62,000.

The Company had income from operations of $191,000 in the nine months ended June 30, 2001 compared to a loss from operations of ($141,000) for the same prior year period. The increase in income from operations of $332,000 is attributable to an increase in income from restaurant operations of $142,000, a decrease in selling, general and administrative expenses of $174,000, and a decrease in the loss from operating RTC stores of $16,000.

Net Income (Loss)

Net income for the Company was $51,000 for the three months ended June 30, 2001 compared to net income of $71,000 for the same prior year period. The change from the three months ended June 30, 2000 to June 30, 2001 was primarily attributable to the decrease in income from operations for the three months ended June 30, 2001. In addition, net interest expense increased $3,000 for the three months ended June 30, 2001 due to a decrease in interest earning cash reserves and an increase in debt and lease financing for the new company-owned stores opened during fiscal 2000. Minority interest expense decreased $15,000 for the three months ended June 30, 2001 due to decreased income from restaurant operations of the joint-venture restaurants compared to the same prior year period.

The net loss for the Company was ($47,000) for the nine months ended June 30, 2001 compared to a net loss of ($310,000) for the same prior year period. The change from the nine months ended June 30, 2000 to June 30, 2001 was primarily attributable to the increase in income from operations for the nine months ended June 30, 2001. The increase was partially offset by an increase in net interest expense of $33,000 for the nine months ended June 30, 2001. Additionally, minority interest expense increased $47,000 for the nine months ended June 30, 2001 due to increased income from restaurant operations of the joint-venture restaurants compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2001, the Company had $743,000 cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves, purchase of its common stock under the stock repurchase plan and, along with additional debt financing, for the development of new company-owned and joint-venture restaurants and reinvestment in existing restaurants for the implementation of new signage and a new product category. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2001 will be sufficient to cover the Company's working capital requirements for fiscal 2001.

As of June 30, 2001, the Company had a working capital deficit of $267,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Drive Thru restaurants are opened.

The Company anticipates total capital expenditures related to the implementation of frozen custard in all company-owned and joint-venture restaurants to be approximately $1.4 million. Loan proceeds and cash contributions from joint-venture partners are anticipated to be approximately $1.2 million, with the balance of $200,000 provided from cash on hand and cash flow from operations. For the nine months ended June 30, 2001, actual capital expenditures related to the implementation of frozen custard were $528,000. Subsequent to June 30, 2001 the Company secured $1.2 million in debt financing through GE Capital and received partial funding of $494,000 as reimbursement for costs incurred to date for the custard implementation.

Cash Flows

Net cash provided by operating activities was $157,000 for the three months ended June 30, 2001 compared to net cash provided by operating activities of $469,000 for the same prior year period. The net cash provided by operating activities for the three months ended June 30, 2001 was the result of net income of $51,000 and non-cash reconciling items totaling $106,000 (comprised of depreciation and amortization of $228,000, minority interest of $70,000 and decreases in operating assets and liabilities totaling $192,000).

Net cash used in investing activities for the three months ended June 30, 2001 was $380,000 for the purchase of property and equipment. $364,000 of the $380,000 was used to reinvest in existing restaurants for the implementation of frozen custard.

Net cash used in investing activities for the three months ended June 30, 2000 was $475,000, which reflects payments for the purchase of property and equipment for development of new restaurants.

Net cash used in financing activities for the three months ended June 30, 2001 was $150,000, which includes principal payments on notes payable and long term debt of $73,000, distributions to minority interests in partnerships of $102,000 and contributions from minority interest partners of $25,000.

Net cash used in financing activities for the three months ended June 30, 2000 was $155,000, which includes principal payments on notes payable and long term debt of $32,000 and distributions to minority interests in partnerships of $123,000.

For the nine months ended June 30, 2001, cash decreased $682,000. Net cash provided by operations was $585,000, net cash used in investing activities was $830,000 and net cash used in financing activities was $437,000.

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

DATE: August 8, 2001

BY: /s/Boyd E. Hoback

Boyd E. Hoback, President and Chief Executive Officer

BY: /s/Sue Knutson

Sue Knutson, Controller