Form 10KSB
period 2001-09-30
GOOD TIMES RESTAURANTS INC
filed 2001-12-21
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2001

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number: 000-18590

Good Times Restaurants Inc.

(Exact name of small business issuer in its charter)

Nevada 84-1133368

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

601 Corporate Circle, Golden, Colorado 80401

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (303) 384-1400

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year ended September 30, 2001 were $16,646,000.

As of December 14, 2001, the aggregate market value of the 1,168,967 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on December 14, 2001 of $2.46 per share as reported on the Nasdaq Smallcap Market, was $2,875,659.

As of December 14, 2001, the issuer had 2,252,030 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 of Part III of this form is incorporated by reference from the issuer's definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with issuer's annual meeting of shareholders to be held on January 25, 2002.

Transitional Small Business Disclosure Format Yes [ ] No [X]

TABLE OF CONTENTS

Part I
Item 1. Description of Business	4 - 13

Item 2. Description of Property	13 - 14

Item 3. Legal Proceedings	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Part II
Item 5. Market for Common Equityand Related Stockholder Matters	15

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD & A)	15 - 21

Item 7. Financial Statements	F1 - F22

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	22

Part III
Items 9. Directors, Executives, Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	22

Item 10. Executive Compensation.	22

Item 11. Security Ownership of Certain Beneficial Owners and Management	22

Item 12. Certain Relationships and Related Transactions	22

Item 13. Exhibits and Reports on Form 8-K	22 - 24
Signatures	25

PART I

Item 1. Description of Business.

Overview

Good Times Restaurants Inc., a Nevada corporation (the "Company"), was organized in 1987. The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc., which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Drive Thru Burgers(SM). During 2001, the restaurants' brand name, trademark and logo were changed to Good Times Burgers & Frozen Custard to reflect a strategic repositioning of the Good Times concept. Most of the Company's restaurants are located in the Denver, Colorado metropolitan area. "Good Times" where used herein refers to the operations of Good Times Drive Thru Inc. and of the Company.

Recent Developments

During fiscal 2001, we implemented a new frozen custard product line and strategically repositioned our brand name, logo, graphics and concept to Good Times Burgers & Frozen Custard. The initial results of the repositioning have significantly impacted sales trends with same store sales increases of 7% in August 2001, 12% in September 2001, 13.8% in October 2001 and 20% in November 2001. Twenty-nine of the company owned and franchised restaurants have installed the new product line, signage and graphics, and the installation for the remaining stores in our primary market is expected by January 2002. Radio and public relations support for the repositioning began in August 2001.

Also during fiscal 2001, the Company opened its 35th restaurant in Brighton, Colorado and relocated one franchised restaurant to a new location.

In October 2000, Good Times Restaurants entered into a licensing agreement with the Winter Park Ski Resort in Colorado. Under the agreement, the Company receives license revenues for sales of its products by the resort at restaurant facilities at the base of the ski area, and is entering its second season at the resort. The agreement also provides for the option of future sales of the Company's products at other locations at the resort.

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

The Good Times Burgers & Frozen Custard Concept

Good Times was initially developed as a drive-through only, limited menu hamburger restaurant concept featuring high quality products and extremely fast service, with menu prices 30-40 percent lower than the major hamburger chains. The early price advantage has diminished due to continued aggressive price discounting by the major chains and the repositioning of Good Times' menu and pricing toward higher quality.

Over the last two fiscal years, the Company has positioned its business concept away from a price point focus to one based on developing strong differentiation in its core hamburger menu through:

    a more distinctive taste profile of its products,
    the fastest speed of service (as reported by third party research), a strong brand personality built through its advertising and employee service methods, and the highest quality ingredients in the hamburger quick service segment.

Additionally, in fiscal 2001 the Company introduced fresh frozen custard, not only as an additional product but as a strategic repositioning of the concept with another high quality product that will complement Good Times' reputation and historical focus on high quality hamburgers. The repositioning is targeted at broadening Good Times' consumer appeal and demographic base, increasing sales in the afternoon and evening dayparts with a new snack or treat occasion and creating a more highly differentiated brand for the consumer. The repositioning involved building remodeling, new equipment, new signage and new graphics on uniforms, packaging and promotional materials in fiscal 2001 and early fiscal 2002. The initial results of the repositioning have significantly impacted sales trends with same store sales increases over the prior year periods of 7% in August 2001, 12% in September 2001, 13.8% in October 2001 and 20% in November 2001.

Fresh frozen custard is a premium ice cream (requiring in excess of 10% butterfat content) with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts. The custard is scooped similarly to hard-packed ice cream but is served at a slightly warmer temperature. The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products. Good Times serves the frozen custard in cups and cones, specialty sundaes and "Spoonbenders", a mix of custard and toppings, and we anticipate it will become a larger percentage of sales in fiscal 2002 and 2003.

The Company believes it has an advantage in providing a superior level of service and quality, but has been limited in its ability to effectively advertise and build awareness of its brand, compared to the other larger hamburger chains. The Company believes the repositioning undertaken in fiscal 2001 will provide more destination qualities for its brand and more unique product messages for its media advertising. Even though our advertising was limited to radio and on-site communications during the year, we were awarded ten prestigious awards from the Denver Advertising Federation for our advertising campaign.

The Company plans to develop additional double drive-through restaurants in Colorado, which is divided into two primary media markets Denver and Colorado Springs/Pueblo. Good Times' food preparation and service systems deliver a quality meal with a faster order-delivery response time providing the capacity to reach the same sales levels as traditional hamburger chains. Typically, a customer receives an order 30 to 60 seconds after their vehicle reaches the take-out window during peak order periods. The simplicity of the menu, the relatively low capital investment, and the efficient design of the building and equipment allow Good Times to sell its products at comparable or lower prices than the major fast food hamburger chains except during short term discount promotions by the competition. The relatively limited menu allows maximum attention to be devoted to food quality and speed of service.

Menu

The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, milkshakes, soft drinks and frozen custard products. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is prepared with specially formulated and seasoned 100% USDA approved beef, served on a 4 1/4 inch sesame seed bun. Hamburgers and cheeseburgers are garnished with fresh lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomato. The cheese is 100% pure sharp American, thickly sliced. Other specialty hamburger toppings include guacamole, bacon, and proprietary sauces. The chicken sandwiches include a spiced, battered whole muscle breast patty and a grilled spicy breast patty, both served with mayonnaise, lettuce and tomato. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize the skills required of employees.

Fresh frozen custard is offered in cups, cones, waffle cones, specialty sundaes and "Spoonbenders", a blended combination of custard and various toppings. In addition to fresh vanilla frozen custard, management has developed several other proprietary flavors to be offered seasonally and on a rotating basis in fiscal 2002.

The Building

The existing double drive-through Good Times restaurants are less than one-third the size of the typical restaurant buildings of the four largest hamburger chains and require approximately one-half to two thirds of the land area. The current standard Good Times restaurant building is a double drive-through and walk-up style structure containing approximately 880 square feet built on 18,000 to 30,000 square-foot lots. Most existing restaurants utilize a double drive-through concept that allows simultaneous service from opposite sides of the restaurant and one or two walk-up windows with a patio for outdoor eating.

Management continually examines methods to refine the floor plan and design elements of the restaurant building to gain operating efficiencies and to enhance the look and feel of the dining area for customers. The Company has developed a new 2,300 square foot prototype building with a dining room and 70 seats and a 1,800 square foot building with 38 seats.

Management believes that the building form, design and aesthetic appeal address key issues and concerns of the consumer: speed, cleanliness, security, eye appeal, and an identifiable brand image. The exterior consists of a cream-colored dry-vit system with an enclosed glass vestibule at the front for walk-up service. A brightly lit multi-colored fascia band runs the length of both sides of the building in addition to product and Good Times proprietary signage. The double drive-through buildings are transportable and therefore can be moved from an unsuccessful site to a better location. Future buildings may be "stick built" on-site for greater cost efficiency, limiting our ability to relocate these stores.

Management performs extensive site evaluation and expects a minimum number of buildings will ever have to be moved. However, one Good Times unit was relocated from a development condemned under eminent domain proceedings in 1999 and one franchise-owned building was relocated to a new site in fiscal 2001.

Plan of Operation

The Company's primary objective for fiscal 2002 is to further reposition its business concept away from direct competition with the large national hamburger chains through the development and promotion of fresh frozen custard and highly differentiated taste profiles of its hamburgers. This repositioning is intended to build on the substantial brand equity that Good Times has in product quality and taste in its core menu of hamburgers and fries and to more definitively differentiate the Good Times brand and concept from the competition. Management has established the following criteria for the frozen custard product category for continued development in fiscal 2002:

  to add incremental sales in dayparts complementary to its primary lunch sales periods (afternoon and evening "snack" occasions), to improve cost of sales as a percentage of restaurant sales, to be highly unique within the quick service hamburger restaurant category, to broaden the demographic profile of Good Times' primary customer base to 18 - 54 years old from 18 - 34 years old, and to reduce the reliance on value, convenience and the "impulse buyer" as sales drivers and to increase customer patronage based on more original attributes of the menu offerings.

As of December 2001 only three restaurants in the Company's primary market have not yet completed the conversion to implement frozen custard due to delays in building permit approvals. Management anticipates that the remaining restaurants will have the repositioning fully implemented by January 2002.

The Company's other objectives for fiscal 2002 are to:

  accelerate the development of additional company-owned, joint-venture and franchised restaurants in Colorado, introduce limited new menu offerings, and
  advertise competitive price points for its products.

Good Times' ongoing objective is to increase average restaurant sales through increased customer counts in each primary daypart (lunch, dinner and late-night), selective menu and price promotions and effective marketing of Good Times' competitive attributes of high quality products, unique taste profiles and demonstrable value. The Company expects modest product price increases in 2002 due to anticipated higher hourly wages and commodity costs.

Colorado is divided into two primary media markets, Denver and Colorado Springs/Pueblo. The Company has plans to fully develop the Denver market and then develop the Colorado Springs/Pueblo market, depending on availability of financing and suitable restaurant sites. Management estimates that the Denver market will support 45-55 Good Times restaurants and the Colorado Springs/Pueblo market will support 8-12 restaurants. Media advertising is important to effectively build brand awareness and the repositioning of the concept. All of our growth for fiscal 2002 and 2003 will be focused in Colorado to increase media and supervision efficiencies.

As of December 14, 2001, the Company operated twenty company-owned and joint venture Good Times restaurants and had fourteen franchised restaurants open in Colorado and one in Boise, Idaho.

December 14, 2000	December 14, 2001

Company-owned restaurants	11	11
Joint venture restaurants	9	9
Franchise operated restaurants	15	15
Total restaurants	35	35

Management anticipates that Good Times and its franchisees will begin development of a total of five to ten Good Times units in the Denver ADI in 2002.

Operations and Management

Good Times has defined three additional ingredients essential to its success:

    consistent delivery of high quality, great tasting products that are proprietary whenever possible, superior levels of friendly, fast service, and
    competitive pricing

The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver. The total transaction time for the delivery of food at the window is approximately 30 to 60 seconds during peak times.

Each Good Times unit employs a general manager, one to two assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts. Operating systems and training materials are utilized to ensure consistent performance to Good Times' standards. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. Management of Good Times believes that incentive compensation of its restaurant managers is essential to the success of its business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives.

The Company uses several sources of customer feedback to evaluate each restaurant's service and quality performance, including an extensive secret shopper program, customer comment phone line and web site comments. Additionally, management uses both its own primary consumer research for product development and customer usage and attitude patterns as well as third party market research that evaluates Good Times' performance ratings on several different operating attributes against key competitors.

The Company currently purchases 100% of its restaurant food and paper supplies from Yancey's Food Service. The Company does not believe that the current reliance on this sole vendor will have any long-term material adverse effect since the Company believes that there are a sufficient number of other suppliers from which food and paper supplies could be purchased. The Company does not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices.

Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems that are provided by the Company. Restaurant managers forward sales reports, vendor invoices, payroll data and other operating information to Good Times' headquarters weekly and sales data is collected daily via an automated "polling' of each restaurant's point-of-sale system. Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance. Management of Good Times believes that these reporting systems enhance its ability to control and manage operations.

Marketing and Advertising

The marketing efforts of Good Times focus on building "brand awareness" of Good Times' attributes for the best tasting, unique products within the context of ad campaigns that build upon a brand personality that is irreverent and funny, combined with specific product messages. Fiscal 2000's advertising consisted primarily of television advertising and fiscal 2001's advertising consisted primarily of radio advertising with on-site and point of purchase merchandising. The radio advertising campaign had a consistent creative theme with the television advertising and provided more media weeks coverage than the television campaign. The 2001 campaign overall garnered ten awards for its creative execution.

Signage is one of the most important elements for establishing identity at each location. The Good Times restaurant sign package that has been developed offers flexibility based on local codes, site layout and surrounding property. The Company's signage, logos and graphics for 20 of the 35 restaurants were redone in fiscal 2001 to support the strategic repositioning of the brand to Good Times Burgers & Frozen Custard, with the remaining stores to be completed by January 2001.

Franchise Program

Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Offering Circular and advertising material to be utilized in soliciting prospective franchisees. Good Times seeks to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop multi-unit franchises. Good Times currently reviews sites selected for franchises and monitors performance of franchise units. Good Times is currently considering potential franchisees only for development of units in Colorado and anticipates developing an owner-operator franchise agreement in addition to its traditional franchise agreement.

Good Times estimates that it will cost a franchisee on average approximately $475,000 to $625,000 to open a Good Times double drive-through restaurant, including pre-opening costs and working capital, assuming the land is leased. A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least 0.5% of net sales, plus participation in regional advertising up to 5% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $20,000 per restaurant. Among the services and materials which Good Times provides to franchisees are site selection assistance, plans and specifications for construction of the Good Times Drive Thru restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site pre-opening supervision and advice from time to time relating to operation of the franchised restaurant.

Good Times has entered into twelve franchise agreements in the Denver ADI. Twelve franchise restaurants and nine joint-venture restaurants are operating in the Denver ADI. One franchise restaurant is open in Grand Junction, Colorado, one in the Winter Park Resort and one franchise restaurant is open in Boise, Idaho.

Employees

At December 14, 2001, the Company had approximately 573 employees, including 300 full-time employees. The Company considers its employee relations to be good. None of its employees is covered by a collective bargaining agreement.

Competition

The restaurant industry, including the fast food segment, is highly competitive. Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than does the Company. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's and Carl's Jr. Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado. Management of Good Times believes that these double drive-through restaurant chains will not expand into Colorado based on their publicly reported objectives and resources. However, the Company cannot assure you that they will not enter the Colorado market and become significant competitors of Good Times.

Management of Good Times believes that it may have a competitive advantage in terms of quality of product and price-value compared to traditional fast food hamburger chains. However, price discounting by the major fast food hamburger chains has had a detrimental effect on Good Times' customer transactions in prior years. Early development of its double drive-through concept in Colorado has given Good Times an advantage over other double drive-through chains that may seek to expand into Colorado because of Good Times' brand awareness and present restaurant locations. Nevertheless, Good Times may be at a competitive disadvantage with other restaurant chains with greater name recognition and marketing capability. Furthermore, most of Good Times' competitors in the fast-food business operate more restaurants, have been established longer and have greater financial resources and name recognition than Good Times. There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Trademarks

Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado and intends to register that mark in each state where it or a franchisee intends to open a restaurant and intends to register its new mark "Good Times Burgers & Frozen Custard" with the State of Colorado. Good Times currently relies solely on common law trademark protection and state registration, which will not protect it against a prior user of the same or a similar mark. If prior use is established, Good Times may not be able to use its mark in the geographic area of the prior use. While the mark is important to Good Times, unavailability of the mark in any particular geographic area into which it desires to expand operations may not necessarily preclude that expansion. However, name non-availability may preclude the economies and other advantages which may be available through nationwide or regional marketing and advertising.

In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Mighty Deluxe", "Wild Fries", "Chicken Dunkers" and "Spoonbender".

Government Regulation

Each Good Times restaurant is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Good Times restaurant. Federal and state environmental regulations have not had a material effect on Good Times' operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. Good Times is subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. In addition, Good Times is subject to the Americans With Disabilities Act, which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped. Management believes that Good Times is in compliance with the Americans With Disabilities Act.

Good Times is also subject to federal and state laws regulating franchise operations, which vary from registration and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating franchise relationships.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-KSB under "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. When we use the words such as "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors such as the risk factors discussed below which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Risk Factors

You should consider carefully the following risk factors before making an investment decision with respect to Good Times Restaurants securities.

We Have Accumulated Losses. We have incurred losses in every fiscal year since inception except 1999 and as of September 30, 2001 we had an accumulated deficit of $9,468,000. As of September 30, 2001, we had working capital deficit of $190,000.

We Must Sustain Same Store Sales Increases. As we develop additional restaurants, we expect that the increase in operating income generated by those restaurants will improve our financial results. However, we cannot assure you that we will achieve profitability on a consistent basis. We must sustain same store sales increases in existing restaurants to achieve profitability. Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and the consumer acceptance of the concept repositioning initiated in 2001. We cannot assure you that our advertising and promotional efforts will in fact be successful.

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

We May Require Additional Financing. In order to fully develop the Denver and Colorado Springs/Pueblo markets and to expand into markets outside of Colorado, we will require additional financing. Although we have recently obtained debt facilities for the borrowing of additional capital, we cannot assure you that these facilities will adequately finance our planned developments or that additional financing will be available on reasonable terms.

We Depend on Key Management Employees. We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our president and chief executive officer. Although we have entered into an employment agreement with Mr. Hoback, he may voluntarily terminate his employment with us at any time. In addition, we do not maintain key-person insurance on Mr. Hoback's life. The loss of Mr. Hoback's services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

Item 2. Description of Property.

The Company currently leases approximately 3,350 square feet of space for its executive offices in Golden, Colorado for approximately $44,000 per year. The lease is on a month to month basis. The Company currently anticipates extending the lease at a competitive market rate. The space is leased from The Bailey Company, a significant stockholder of the Company, at their corporate headquarters.

As of December 14, 2001, Good Times has an ownership interest in twenty Good Times units, all of which are located in Colorado. Nine of these restaurants are held in joint venture limited partnerships of which Good Times is the general partner and has a 50% interest in eight of the partnership restaurants and a 78% interest in one partnership restaurant. There are eleven Good Times units that are wholly owned by Good Times.

Most existing Good Times restaurants are free-standing structures containing approximately 880 square feet (except for three conversions of other fast food restaurants that are 1,700-2,500 square feet, one conversion of a double drive-through building to one of 1,900 square feet with seating, one prototype 2,300 square foot building with seating and one prototype 1,800 square foot building with seating) situated on lots of approximately 18,000 to 30,000 square feet. The underlying land is subject to ground leases at all but one of these locations. Good Times intends to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements.

All of the restaurants are regularly maintained by the Company's repair and maintenance staff as well as by outside contractors, when necessary. Management believes that all of its properties are in good condition and that there will not be a need for significant capital expenditures to maintain the operational and aesthetic integrity of the Company's properties for the foreseeable future, other than recurring maintenance and periodic capital improvements. All of the Company's properties are covered up to replacement cost under its insurance policies.

Item 3. Legal Proceedings.

The Company is not involved in any material legal proceedings. The Company is subject to various lawsuits in the normal course of business. These lawsuits are not expected to have a material impact to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

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

Quarter Ended	High	Low

December 31, 1999	$3.12	$2.19
March 31, 2000	2.87	1.87
June 30, 2000	3.00	1.87
September 30, 2000	2.00	1.12
December 31, 2000	2.25	1.12
March 31, 2001	2.87	1.37
June 30, 2001	2.00	1.55
September 30, 2001	1.95	1.50

As of December 14, 2001 there were approximately 363 holders of record of Common Stock. However management estimates that there are not fewer than 1,533 beneficial owners of the Company's Common Stock. The NASDAQ symbol for the Common Stock is "GTIM".

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future. In addition, the Company has obtained financing under loan agreements that restrict the payment of dividends. The Company's ability to pay future dividends will necessarily depend on its earnings and financial condition. However, since restaurant development is capital intensive, the Company currently intends to retain any earnings for that purpose.

Item 6. Management's Discussion and Analysis of Financial Condition and Results

of Operations.

The following selected financial data is derived from the Company's historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7 hereof.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company and Good Times for the fiscal years ended September 30, 2000 and 2001.

September 30,
Operating Data:	2000	2001

Net Revenues	$14,806,000	$16,646,000

Restaurant Operating Costs:
Food and paper costs	5,116,000	5,741,000
Labor, occupancy and other	6,489,000	7,505,000
Depreciation and amortization	796,000	910,000
Total restaurant operating costs	12,401,000	14,156,000

Income From Restaurant Operations	2,405,000	2,490,000

Other Operating Expenses:
Selling, General and Administrative Expense	2,296,000	2,092,000
Loss from operating RTC stores	15,000	0
Loss (Gain) on disposal of restaurants and equipment	1,000	29,000
Loss from lease guarantees	2,000	0
Total Other Operating Expenses	2,314,000	2,121,000

Income (Loss) from Operations	91,000	369,000

Other Income and (expenses)
Minority income (expense), net	(224,000)	(259,000)
Interest, net	(54,000)	(95,000)
Loss from store condemnation lawsuit	0	(46,000)
Other, net	(87,000)	(50,000
Total other income and (expenses)	(365,000)	(450,000)

Net Income (loss) attributable to Common Shareholders	($274,000)	($81,000))

Basic and Diluted Earnings Per Share	($.12)	($.04)
Weighted Average Shares and equivalents used in per share calculations:
Basic and Diluted	2,225,871	2,239,670

September 30,
2000	2001

Balance Sheet Data:

Working Capital	$268,000	($190,000)
Total assets	8,690,000	9,242,000
Minority Interest	1,202,000	1,071,000
Long-term debt	1,626,000	2,121,000
Stockholders' equity	$3,836,000	$3,774,000

Results of Operations

Net Revenues

Net revenues for the fiscal year ended September 30, 2001 increased $1,840,000 (12.4%) to $16,646,000 from $14,806,000 for the fiscal year ended September 30, 2000. Restaurant sales increased $1,070,000 due to three new company-owned restaurants that opened in December 1999 and February and September 2000, and $414,000 due to one restaurant that was purchased from a franchisee in May 2000. Same store restaurant sales increased $253,000, or 1.95%, during fiscal 2001 for restaurants that were open for the full fiscal 2000 and 2001 periods. During the third and fourth quarters of fiscal 2001 company-operated stores were closed for a combined total of approximately eighteen days for remodeling associated with the implementation of frozen custard, with estimated lost sales of $50,000. Net revenues increased $102,000 due to an increase in franchise development fees and royalties from $294,000 in fiscal 2000 to $396,000 in fiscal 2001.

Total restaurant sales for Good Times and its franchisees were $26,376,000 for fiscal 2001 compared to $24,511,000 for fiscal 2000.

Average restaurant gross sales:

	Fiscal 2000	Fiscal 2001
Company operated	$866,000	$884,000
Franchise operated	786,000	802,000
System total	834,000	854,000

Food and Paper Costs

Food and paper costs for fiscal 2001 increased due to increased restaurant sales. Food and paper costs were 35.3% of restaurant sales for both fiscal 2001 and 2000. Commodity cost increases were offset by menu price increases therefore food and paper costs as a percent of restaurant sales remained the same.

Labor, Occupancy and Other Expenses

For fiscal 2001 labor, occupancy and other expenses increased $1,016,000, from $6,489,000 (44.7% of restaurant sales) to $7,505,000 (46.2% of restaurant sales), compared to fiscal 2000. The increase in labor, occupancy and other expenses is attributable to:

  the expenses include $915,000 for three additional restaurants that opened in fiscal 2000 and one additional restaurant purchased from a franchisee in May 2000, an increase in the average wages for restaurant employees of approximately 8.6%, opening expenses of $54,000 due to the opening of one new restaurant and the remodeling of seventeen restaurants, and health insurance expense increased approximately $48,000 from fiscal 2000 primarily due to rising health care costs.

Labor, occupancy and other expenses increased as a percentage of restaurant sales in fiscal 2001 primarily due to the increase in wages for restaurant employees and the addition of new restaurants with lower average restaurant sales.

Depreciation and Amortization Expenses

For fiscal 2001 depreciation and amortization expenses increased $114,000, from $796,000 to $910,000, compared to fiscal 2000. Depreciation expense increased $79,000 for the three new restaurants that opened in December 1999 and February and September 2000, as well as the restaurant purchased from a franchisee in May 2000. In addition, depreciation expense increased approximately $40,000 due to capital asset additions related to the frozen custard implementation.

Income from Restaurant Operations

For fiscal 2001 income from restaurant operations was $2,490,000 compared to $2,405,000 for fiscal 2000. Income from restaurant operations as a percentage of restaurant sales was 15.3% for fiscal 2001, a decrease from 16.6% for fiscal 2000. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) as a percentage of restaurant sales was 21.5% for fiscal 2001 compared to 23% for fiscal 2000.

The decrease in both income and cash flow from restaurants as a percentage of restaurant sales for fiscal 2001 was primarily a result of the increase in average wages for restaurant employees, the increase in health care costs and the addition of new restaurants with lower average restaurant sales. Income from restaurant operations reflect regional supervision, opening expenses and accretion of deferred rent of $375,000 for fiscal 2001 and $380,000 for fiscal 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $2,296,000 (15.8% of restaurant sales) in fiscal 2000 to $2,092,000 (12.9% of restaurant sales) in fiscal 2001. The decrease in selling, general and administrative expenses is attributable to reduced advertising expenditures, which decreased advertising expense to $1,030,000 (6.3% of restaurant sales) for fiscal 2001 from $1,205,000 (8.3% of restaurant sales) for fiscal 2000. The reduction in advertising expenditures was a result of shifting from television advertising in fiscal 2000 to less expensive radio advertising in fiscal 2001

Management anticipates that fiscal 2001 advertising will consist primarily of radio advertising with on-site and point of purchase merchandising and will be approximately 6% of restaurant sales for fiscal 2002.

Loss from RTC Lease Guarantees

In 1995, the Company sold the Round The Corner Restaurants chain. In connection with the sale the Company remained a guarantor on one restaurant lease. Due to the Round The Corner Restaurants bankruptcy in 1996, the Company was required to perform on the guarantee. The restaurant has twelve months of remaining lease liability as of September 30, 2001.

Income from Operations

Income from operations increased to $369,000 in fiscal 2001 compared to $91,000 in fiscal 2000. This increase was primarily attributable to the increase in income from restaurant operations and the decrease in selling, general and administrative expenses for fiscal 2001. These factors were partially offset by a $29,000 loss on the disposal of signage related to the implementation of frozen custard.

Net Income (Loss)

Net loss was ($81,000) for fiscal 2001 compared to a net loss of ($274,000) for fiscal 2000. The change from fiscal 2000 to fiscal 2001 was primarily attributable to the increase in income from operations for fiscal 2001, offset by an increase in net interest expense of $41,000 in fiscal 2001 due to an increase in debt and lease financing for the new company-owned stores opened during fiscal 2000 and the frozen custard implementation. In addition, minority interest expense increased $35,000 due to increased income from restaurant operations of the joint venture restaurants for fiscal 2001, and the Company had a $46,000 loss in 2001 from a store condemnation.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2001, the Company had $1,400,000 of cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for the development of new company-owned and joint venture restaurants and reinvestment in existing restaurants for the implementation of frozen custard. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2002 will be sufficient to cover the Company's working capital requirements for fiscal 2002.

As of September 30, 2001, the Company had a working capital deficit of $190,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Good Times restaurants are opened.

Capital Expenditures

The Company currently has commitments, net of financing, for capital expenditures related to the frozen custard implementation of approximately $175,000.

The Company currently does not have any material commitments for capital expenditures to develop new restaurants. However, management currently is negotiating for the acquisition of new sites for the development of new company-owned and franchise restaurants. The Company currently intends to obtain additional debt financing for the development of new company-owned restaurants.

Financing Transactions

In fiscal 2000 the Company entered into two commitment letters with a financial institution, which provides for a line of credit for the Company to borrow up to $1,850,000 in long-term financing for the development of five new Good Times Restaurants and the repayment of a $300,000 note payable. The balance outstanding under this line of credit was $715,000 at September 30, 2001. The line of credit requires monthly reductions of the outstanding balance in varying amounts, with any remaining balance due in 2007.

In fiscal 2001 the Company entered into a loan agreement with GE Capital, which provided for $1,200,000 in long term financing for the equipment, signage and building remodels related to the introduction of frozen custard in all company-owned and joint-venture restaurants. The balance outstanding under this note was $934,000 at September 30, 2001. The remaining $266,000 will be borrowed by the Company in the 1st quarter of fiscal 2002. Monthly payments of principal and interest of approximately $19,000 will be due beginning in December 2001 with the final payment due in November 2008.

Cash Flows

Net cash provided by operating activities was $1,348,000 for fiscal 2001 compared to $560,000 in fiscal 2000. The increased net cash provided by operating activities for fiscal 2001 was the result of decrease in the net loss of ($81,000) and non-cash reconciling items totaling $1,429,000 (comprised principally of depreciation and amortization of $921,000, minority interest of $259,000 and increases in operating assets and liabilities totaling $249,000).

Net cash used in investing activities in fiscal 2001 was $1,553,000, which reflects payments for the purchase or property and equipment of $1,692,000. The Company uses cash in investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants and refurbishment of existing restaurants. In fiscal 2001 capital expenditures related to the implementation of frozen custard were $1,363,000.

Net cash used in investing activities in fiscal 2000 was $1,557,000, which reflects payments for the purchase of property and equipment of $1,585,000. In fiscal 2000 the Company developed three company-owned restaurants and purchased one restaurant from a franchisee.

Net cash provided by financing activities in fiscal 2001 was $280,000, which includes principal payments on notes payable and long term debt of $144,000, net repayments on lines of credit of $120,000, borrowings on notes payable and long term debt related to the implementation of frozen custard of $934,000, distributions to minority interests in partnerships of $423,000 and contributions from minority interests in partnerships of $33,000.

Net cash provided by financing activities in fiscal 2000 was $375,000, which includes principal payments on notes payable and long term debt of $410,000, borrowings on notes payable and long-term debt of $290,000, net borrowings on lines of credit of $835,000, distributions to minority interests in partnerships of $369,000 and contributions from minority interests in partnerships of $29,000.

Contingencies

The Company remains contingently liable on one Las Vegas restaurant lease that has been subleased, and one RTC restaurant lease that has been subleased. Management anticipates minimal future losses from the RTC or Las Vegas lease contingencies. The Company is also contingently liable on several ground leases that have been subleased or assigned to franchisees. The Company has never experienced any loses or anticipates any future leases from those contingent lease liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $333,000.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and

Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September;30, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2001, and the results of their operations and their cash flows for the years ended September 30, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Hein + Associates LLP

Denver, Colorado

November 9, 2001

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2001

ASSETS

Current Assets:
Cash and cash equivalents	$1,201,000
Investments, at fair value	199,000
Receivables	60,000
Inventories	95,000
Prepaid expenses and other	23,000
Notes receivable	32,000
Total current assets	1,610,000

Property and Equipment, at cost:
Land and building	4,251,000
Leasehold improvements	2,692,000
Fixtures and equipment	4,833,000
11,776,000
Less accumulated depreciation and amortization	(4,610,000)
7,166,000
Other Assets:
Notes receivable	389,000
Other	77,000
466,000

Total Assets	$9,242,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2001

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$312,000
Lease obligations	63,000
Accounts payable	643,000
Lease obligations, RTC and Las Vegas	91,000
Deferred income	49,000
Accrued other liabilities	642,000
Total current liabilities	1,800,000

Long-Term Liabilities:
Debt, net of current portion	2,121,000
Lease obligations, net of current portion	36,000
Lease obligations, RTC and Las Vegas, net of current portion	61,000
Deferred liabilities	379,000
Total long-term liabilities	2,597,000

Minority Interests in Partnerships	1,071,000

Commitments and Contingencies (Notes 2 and 5)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized, 2,242,263 shares issued and outstanding	2,000
Capital contributed in excess of par value	13,240,000
Accumulated deficit	(9,468,000)
Total stockholders' equity	3,774,000

Total Liabilities and Stockholders' Equity	$9,242,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2000	2001
Net Revenues:
Restaurant sales	$14,512,000	$16,250,000
Area development and franchise fees	-	28,000
Franchise royalties	294,000	368,000
Total net revenues	14,806,000	16,646,000
Restaurant Operating Costs:
Food and paper costs	5,116,000	5,741,000
Restaurant labor costs	4,352,000	4,987,000
Restaurant occupancy costs	1,588,000	1,922,000
Accretion of deferred rent	36,000	39,000
Other restaurant operating costs	419,000	503,000
Opening expenses	94,000	54,000
Depreciation and amortization	796,000	910,000
Total restaurant operating costs	12,401,000	14,156,000
Income from Restaurant Operations	2,405,000	2,490,000
Other Operating Expenses (Income):
General and administrative	1,091,000	1,062,000
Advertising	1,205,000	1,030,000
Loss from operating RTC stores	15,000	-
Loss (gain) on disposal of restaurants and equipment	1,000	29,000
Loss from RTC lease guarantees	2,000	-
Total other operating expenses	2,314,000	2,121,000
Income From Operations	91,000	369,000
Other Income (Expenses):
Interest income	88,000	54,000
Interest expense	(142,000)	(149,000)
Minority interest in income of partnerships	(224,000)	(259,000)
Loss from store condemnation lawsuit	-	(46,000)
Other, net	(87,000)	(50,000)
Total other expenses, net	(365,000)	(450,000)
Net Loss	$(274,000)	$(81,000)
Basic and Diluted Earnings (Loss) Per Share	$ (.12)	$ (.04)
Weighted Average Common Shares Outstanding:
Basic and diluted	2,225,871	2,239,670

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 1999 THROUGH SEPTEMBER 30, 2001

	Common Stock		Capital in
	Issued Shares	Par Value	Excess of Par Value	Accumulated Deficit	Total

Balances, October 1, 1999	2,221,507	$2,000	$13,203,000	$(9,113,000)	$4,092,000

Stock issued to employee benefit plan	5,488	-	18,000	_	18,000
Net loss	-	-	-	(274,000)	(274,000)

Balances, September 30, 2000	2,226,995	2,000	13,221,000	(9,387,000)	3,836,000

Stock issued to employee benefit plan	15,268	-	19,000	-	19,000
Net loss	-	-	-	(81,000)	(81,000)

Balances, September 30, 2001	2,242,263	$2,000	$13,240,000	$(9,468,000)	$3,774,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended September 30,
	2000	2001
Cash Flows from Operating Activities:
Net loss	$(274,000)	$(81,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	796,000	921,000
Accretion of deferred rent	36,000	39,000
Minority interest	224,000	259,000
Loss (gain) on disposal of property, restaurants and equipment, net	1,000	35,000
Loss on sale of assets	-	4,000
Loss on lease guarantees	2,000	-
Loss on condemnation lawsuit	-	27,000
Common stock issued to 401(k) Plan for Company match	18,000	19,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	21,000	85,000
Inventories	(30,000)	(11,000)
Prepaid expenses and other	(8,000)	16,000
(Decrease) increase in:
Accounts payable	(28,000)	64,000
Accrued and other liabilities	(198,000)	(29,000)
Net cash provided by operating activities	560,000	1,348,000
Cash Flows Used In Investing Activities:
Payments for the purchase of property and equipment	(1,585,000)	(1,692,000)
Proceeds from sale of assets	-	3,000
Proceeds from sale of investments	-	101,000
Loans made to franchisees and to others	(8,000)	(36,000)
Payments received on loans to franchisees and to others	36,000	71,000
Net cash used in investing activities	(1,557,000)	(1,553,000)
Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long-term debt	(410,000)	(144,000)
Borrowings on notes payable and long-term debt	290,000	934,000
Borrowing on lines-of-credit	2,290,000	1,789,000
Repayments on lines-of-credit	(1,455,000)	(1,909,000)
Distributions paid to minority interests in partnerships	(369,000)	(423,000)
Contributions from minority interest in partnerships	29,000	33,000
Net cash provided by (used in) financing activities	375,000	280,000
Increase (Decrease) in Cash and Cash Equivalents	(622,000)	75,000
Cash and Cash Equivalents, beginning of period	1,748,000	1,126,000
Cash and Cash Equivalents, end of period	$ 1,126,000	$ 1,201,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 125,000	$145,000
  Organization and Summary of Significant Accounting Policies:

  Organization - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its subsidiary Good Times Drive Thru Inc. (Drive Thru).

  Drive Thru commenced operations in 1986 and, as of September 30, 2001, operates 20 company-owned and joint venture drive-thru fast food hamburger restaurants. The Company's restaurants are located in Colorado. In addition, Drive Thru has 14 franchises operating in Colorado and 1 in Boise, Idaho, and is offering franchises for development of additional Drive Thru restaurants.

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

  Investments - Investments are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No.115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to SFAS No. 115, the Company's investments are classified as available-for-sale based on management's intent. Investments classified as available-for-sale are stated at market value, with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholder's equity. These investments are comprised of primarily certificates of deposit (CDs). The fair market value of these investments approximates their costs and there are no material unrealized gains or losses.

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

  Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $339,000 as of September 30, 2001) has been reflected in the accompanying consolidated balance sheet as a deferred liability. The remaining balance includes a deferred gain of $40,000 on the sale of a restaurant.

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

  Income Taxes - Income taxes are provided for in accordance with SFAS No.109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

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

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments and receivables. At September 30, 2001, notes receivable totaled $421,000 and were from four entities. The notes receivables are generally collateralized by buildings and equipment and guaranteed by certain individuals. Additionally, the Company has other current receivables of $60,000.

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

  The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of all the Company's financial instruments approximate fair value as a result of the short-term maturities or interest rates that approximate the Company's current expected borrowing and lending rates.

  Comprehensive Income (Loss) - Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held to maturity investments. The Company's comprehensive loss was equal to its net loss for all periods presented in these financial statements.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

  New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

  In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

  In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

  Sale of Restaurants:

  In connection with the sale of Round The Corner Restaurants, Inc. (RTC) in 1995, the Company remained a guarantor on certain property leases. RTC subsequently declared bankruptcy and the Company became obligated to perform on their guarantee.

  In 1995, the Company closed its operations in Las Vegas (LV) and has subsequently focused substantially all its market efforts in Colorado. In connection with the closure of restaurants in LV, the Company subleased its property location. Under its sublease agreement, the Company has a continuing liability for a portion of the lease. As of September 30, 2001, the estimated liability for the RTC and LV lease obligations is $152,000 of which $91,000 is recorded as a current liability

  In 1996, the Company sold its interest in one of its managed limited partnerships to the limited partner. The Company remains a guarantor on $168,000 of notes payable assumed by the purchaser. The purchaser and an additional guarantor have personally agreed to indemnify the Company for any payments made on the note by the Company.

  The Company closed a store because a local government body condemned the development on which it was located. The Company moved the building and equipment to a storage facility, and in 1999, sold the building and equipment to a franchisee to open a new store. As a result of a court ruling on the condemnation, the Company recorded a loss in 1999 of $179,000 associated with the charge-off of its abandoned improvements on the site. The Company expected to be reimbursed for certain costs, which was included as a $27,000 receivable at September 30, 2000, however, efforts to recover these costs were exhausted. The Company wrote-off the receivable and other associated costs totaling $46,000 at September 30, 2001.

  Notes Receivable:

  Notes receivable consist of the following as of September 30, 2001:

Note receivable, 7%, interest only payments of $1,391 due monthly until March 31, 2002, at which time monthly payments of principal and interest are due in the amount of $2,702 with the final payment due in March 2007. Collateralized by a second interest in a building and equipment and guaranteed by an individual.	$239,000
Note receivable, 12%, interest only payments of $760 due monthly until September 30, 2002, at which time monthly payments of principal and interest are due in the amount of $1,691 with the final payment due in September 2007. Collateralized by a second interest in building and equipment and guaranteed by an individual.	76,000
Note receivable, 8%, monthly payments of principal and interest are due in the amount of $940, with the final payment due in June 2008. This receivable may be due earlier if sales generated by the collateralized restaurant exceed a certain dollar amount. Collateralized by a second interest in a building and guaranteed by an individual.	59,000
Note receivable, 10%, weekly payments of principal and interest equaling 5% of the gross sales until paid in full or through April 2006. Collateralized by equipment.	34,000
Note receivable, 9%, quarterly payments of principal and interest are due in the amount of $7,000, with final payment in January 2002 collateralized by building and equipment. The note is personally guaranteed by an individual.	13,000
421,000
Less current portion.	32,000
$389,000

  Debt:

The Company entered into an interim note agreement from a financial institution for $1,200,000 with interest due monthly at 4.25% over the one week average of five year U.S. Treasury Note. Principal payments will commence upon closing of the term note, no later than December 31, 2001, with a term of 84 months with interest to be determined at closing. The Company has agreed to certain covenants to remain in effect while the note is outstanding. The loan is secured by all assets of two specific stores and all equipment purchased under the note.	$934,000

  The Company obtained a loan from a financial institution in 1999. Under the terms of the loan, the Company can borrow up to $3,000,000. Borrowings under the commitment can be made only for the development of three new Good Times Restaurants. The loan is partially guaranteed by a significant stockholder (or entities related to the significant stockholder, see Note 8). The Company has agreed to pay the guarantors an annual fee in the amount of 1% of the average outstanding guaranteed portion of the principal in cash or 1.5% of the average outstanding principal in common stock, and issued a warrant to purchase 426,667 shares at $.0001 per share which is only exercisable in the event of the bankruptcy of the Company. The warrant expires when the loan has been repaid and the significant shareholder is no longer a guarantor. Furthermore, the Company agreed to certain covenants to remain in effect so long as the guarantee is in place. Monthly payments of principal and interest are due in the amount of $8,000 with the final payment due in November 2014. The interest rate on the note is variable based on the average yield on 30-day financial commercial paper plus 3%. At the option of the Company through August 2004, the interest rate may be converted to a fixed rate equal to the 10-year treasury bill rate plus 3%, with a floor of 8%, collateralized by land, building and equipment for the three developed Good Times Restaurants.

672,000

  Line of Credit up to $527,000 with a financial institution providing for monthly reductions equal to .98% through March 2002 with increasing reductions ranging from 1.07% to 1.53% of the outstanding balance until 2007 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate, based on actual days elapsed over a 360-day year. The Company has agreed to certain covenants to remain in effect while the loan is outstanding, collateralized by equipment at two Good Times Restaurants.

527,000

  Line of Credit up to $188,000 with a financial institution providing for monthly reductions equal to 1.52% through March 2002 with increasing reductions ranging from 1.65% to 1.96% of the outstanding balance until 2005 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate, based on actual days elapsed over a 360-day year. The loan is partially guaranteed by a significant stockholder (or entities related to the significant stockholder, see Note 8). The Company has agreed to certain covenants to remain in effect while the loan is outstanding. This note is guaranteed by a significant stockholder entity (see Note 8), collateralized by equipment at one Good Times Restaurant.

188,000

  Promissory note, payable by a limited partnership, of which the Company is the general partner, interest and principal payable monthly, with the final payment due in August 2004. The interest rate on the note is variable based on the 30-day commercial paper plus 3%, with a floor of 6%. At the option of the Company, the interest rate may be converted to a fixed rate equal to the 7-year treasury bill rate plus 3%, with a floor of 8%. This note is guaranteed by the Company, and the limited partner who is also a significant stockholder (see Note 8), collateralized by building and equipment of the associated Good Times Restaurant.

95,000
Other, various terms.	17,000
2,433,000
Less current portion.	(312,000)

$2,121,000

  As of September 30, 2001, debt payments over the next five years are as follows:

2002	$312,000
2003	355,000
2004	376,000
2005	342,000
2006	338,000
Thereafter	710,000

$2,433,000

  Commitments and Contingencies:

  The Company leases certain equipment under capital leases. The liabilities under capital leases are recorded at the present value of the minimum lease payments and consist of the following:
Capital lease obligations, collateralized by capital assets purchased, payable in monthly installments of $1,528, including interest at 8.7%, due through April 2002.	$11,000
Capital lease obligations, collateralized by capital assets purchase payable in monthly installments of $722, including interest at 8.77%, due through May 2002.	5,000
Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $1,465, including interest at 8.80%, due May 2003.	27,000
Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $1,465 including interest at 8.79%, due through May 2002.	27,000
Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $1,138, including interest at 10.14%, due January 2003.	16,000
Capital lease obligations, primarily for computer and equipment, payable in monthly installments of $310, including interest at 9.15%, due through January 2005.	13,000
99,000
Less current portion	(63,000)

Long-term portion	$36,000

  Future minimum payments due as of September 30, 2001 are as follows:

Years Ended June 30,

2002	$69,000
2003	32,000
2004	4,000
2005	1,000
106,000
Less amount representing interest	(7,000)
Present value of future minimum lease payments	$99,000

  The net book value of the equipment under capital leases at September 30, 2001 is approximately $163,000.

  The Company' office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. The Company paid no material amounts as a result of these provisions.

  Following is a summary of operating lease activities:

Operating Leases 2001

Minimum rentals	$1,499,000
Less sublease rentals	(440,000)

Net rent paid	$1,059,000

  As of September 30, 2001, future minimum rental commitments required under Good Times and Drive Thru operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Operating Leases

2002	$1,426,000
2003	1,423,000
2004	1,280,000
2005	1,207,000
2006	1,154,000
Thereafter	7,993,000
14,483,000

Less sublease rentals	(3,013,000)

$ 11,470,000

  The Company remains contingently liable for $490,000 on several leases of restaurants that were previously sold, which have been included in the future minimum rental commitment schedule above. The Company is also a guarantor on a Small Business Administration loan to a franchisee for approximately $333,000.

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

  Income Taxes:

  Deferred tax assets (liabilities) are comprised of the following at September 30, 2001:

	Current	Long Term
Deferred assets (liabilities):
Partnership basis difference	$ -	$484,000
Tax effect of net operating loss carryforward	-	1,883,000
Property and equipment basis differences	-	(1,076,000)
Other accrued liability difference	26,000	31,000
Other, net	9,000	-
Net deferred tax assets	35,000	1,322,000
Less valuation allowance*	(35,000)	(1,322,000)

Net deferred tax assets	$ -	$ -

  ________________________

  * The valuation allowance decreased by $286,000 during the year ended September 30, 2001.

  The Company has no taxable income under Federal and state tax laws. Therefore, no provision for income taxes was included. The Company has net operating loss carryforwards of approximately $5,047,000 for income tax purposes which expire from 2002 through 2021. The use of these net operating loss carryforwards may be restricted due to changes in ownership.

  Total income tax expense for the years ended 2000 and 2001 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2000	2001

Total expense (benefit) computed by applying the U.S. statutory rate (34%)	$(93,000)	$(28,000)
Effect of net operating loss carryforward	90,000	25,000
Other	3,000	3,000

Provision for income taxes	$ -	$ -

  Related Parties:

  The Baileys have entered into a co-development agreement with the Company as well as two franchise agreements and an attendant management agreement. The Company also leases office space from the Baileys. Rent paid to the Baileys in 2000 and 2001 was $44,000 and $44,000, respectively. The Baileys and the Company have guaranteed a loan made to the co-development partnership in the amount of $95,000. The Baileys construction division has performed the custard remodel for the Company. The Company owed the Baileys and the Baileys' subsidiaries an aggregate of approximately $100,000 for this construction at September 30, 2001. The Company believes these transactions are at fair market value. Two of the Company's Board members are principals of the Baileys, and the Baileys are significant shareholders of the Company. As described in Note 4, the Baileys have also agreed to guarantee certain loan arrangements and the Company has agreed to pay the Baileys a fee for this guarantee.

  Stockholders' Equity:

  The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

  Stock-Based Compensation:

  Earnings Per Share - Basic and diluted EPS were the same for fiscal 2001 as the Company had losses from continuing operations and therefore, the effect of all potential common stocks totaling 425,972 was antidilutive.

  The Company has an incentive stock option plan (the ISO) and a non-statutory stock option plan (the NSO) whereby 525,000 shares and 125,000 shares, respectively, are reserved for issuance. As of September 30, 2001, options for the purchase of 328,971 and 72,001 shares of common stock are outstanding under these plans, respectively, and no options have been exercised.

  The following is a summary of activity under these stock option plans for the years ended September 30, 2000 and 2001.

  Incentive Stock Options - Activity for incentive stock options is summarized below.

	2000		2001
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	236,880	$2.85	314,971	$2.92
Canceled	(2,400)	$2.55	(7,600)	$2.45
Granted	80,491	$3.12	21,600	$1.38
Outstanding, end of year	314,971	$2.92	328,971	$2.83

  For all incentive stock options granted during 2000 and 2001, the weighted average fair value per option was approximately $2.66 and $1.15, respectively. All options granted in 2000 and 2001 had an exercise price equal to the market price on the date of grant.

  Options will become exercisable as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

Options exercisable at 2001	135,064	$2.72
2002	69,740	$2.96
2003	79,109	$3.04
2004	36,978	$2.84
2005	8,080	$1.38

Total	328,971

  If not previously exercised, options outstanding at September 30, 2001 will expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2007	68,400	$2.50
2008	33,380	$2.50
2009	129,700	$3.14
2010	77,291	$3.12
2011	20,200	$1.38

Total	328,971

  Non-Qualified Stock Options - The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 2000 and 2001:

	2000		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	48,001	$2.37	60,001	$2.52
Granted	12,000	$3.12	12,000	$1.38
Canceled/expired	-	$-	-	$-

Outstanding, end of year	60,001	$2.52	72,001	$2.33

  For all non-qualified stock options granted during 2000 and 2001, the weighted average fair value per option was approximately $2.21 and $0.98 respectively. The outstanding options at September 30, 2000 and 2001 had weighted average exercise prices of $2.52 and $2.33 respectively. All non-qualified stock options were granted at an exercise price equal to market price on the date of grant.

  All outstanding non-qualified options were exercisable at September 30, 2001. If not previously exercised, non-qualified options outstanding at September 30, 2001 will expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2002	14,000	$2.50
2003	34,001	$2.31
2004	12,000	$3.12
2005	12,000	$1.38

Total	72,001

  Stock Purchase Warrants - The Company has granted warrants which are summarized as follows for the years ended September 30, 2000 and 2001:

	2000		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	35,000	$4.86	25,000	$4.00

Granted	-	$-	-	$-
Expired	(10,000)	$7.00	-	$-

Outstanding, end of year	25,000	$4.00	25,000	$4.00

  All outstanding warrants were exercisable at September 30, 2001. If not previously exercised, all warrants outstanding at September 30, 2001 will expire in 2004.

  The Company has contingently issuable warrants for the purchase of 426,667 shares of common stock (see Note 4).

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

	Year Ended September 30,
	2000	2001
Net income (loss) applicable to common stockholders:
As reported	$(274,000)	$(81,000)
Pro forma	(401,000)	(225,000)
Net income (loss) per common share:
As reported	$(.12)	$(.04)
Pro forma	(.18)	(.10)

  The fair value of each employee option granted in 2000 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2000	2001

Expected volatility	114% to 121%	116%
Risk-free interest rate	6.5%	6.0%
Expected dividends	-	-
Expected terms (in years)	3-5	3-5

  Subsequent to year-end, the Company issued 97,900 incentive stock options at an exercise price of $1.75. These options expire in the fiscal year 2011. The Company also issued 52,999 non-statutory options at an exercise price of $1.75, which expire in the year 2006.

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

PART III

Items 9-12.

The information required by Items 9 through 12 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on January 25, 2002.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are furnished as part of this report:
Exhibit Number	Description

3.1

Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant's Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2

Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 0-18590) and incorporated herein by reference)

3.3

Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 0-18590) incorporated herein by reference)

3.4

Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 0-18590) and incorporated herein by reference)

4.1

Shareholder Rights Plan dated as of February 24, 1998 (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

4.2

Amendment No. 1 to Shareholder Rights Plan dated effective as of September 21, 1999 (previously filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 14, 1999 (File No. 0-18590) and incorporated herein by reference)

4.3

Amendment No. 2 to Shareholder Rights Plan dated effective as of October 31, 2001 (previously filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated November 15, 2001 (File No. 0-18590) and incorporated herein by reference)

10.1

Form of Promissory Note dated June 1, 1995 by and between Good Times Restaurants Inc. And Boulder Radiologist Inc. Pension Plan FBO Dubach in the amount of $300,000 due and payable on May 31, 2000 (previously filed as Exhibit 10.28 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 0-18590) and incorporated herein by reference)

10.2

Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants Inc. as guarantor in the amount of $254,625 (previously filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 0-18590) and incorporated herein by reference)

10.3

Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants as guarantor in the amount of $104,055 (previously filed as Exhibit 10.35 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 0-18590) and incorporated herein by reference)

10.4

Registration Rights Agreement dated May 31, 1996 regarding registration rights of the common stock issuable upon conversion of the Series A Convertible Preferred Stock (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 0-18590) and incorporated herein by reference)

10.5

Employment Agreement dated May 3, 1996 between Registrant and Boyd E. Hoback (previously filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 0-18590) and incorporated herein by reference)

10.6

Amendment and Agreement regarding Series A Convertible Preferred Stock by and between Good Times Restaurants Inc. and The Bailey Company dated December 3, 1997, effective as of October 31, 1997 (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 0-18590) and incorporated herein by reference)

10.7

Indemnification by Dr. Kenneth Dubach to Good Times Good Times Inc. dated December 10, 1996 with respect to the promissory note of the Boise Co-Development Limited Partnership dated November 3, 1995 in the original amount of $254,625 and the promissory note dated November 3, 1995 in the original amount of $104,055 (previously filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 0-18590) and incorporated herein by reference)

10.8	Office lease (previously filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.9

The Bailey Company Guaranty Agreement (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.10

Safeco commitment letter (previously filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.11

1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.12

1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

10.13

The Bailey Company Private Placement Letter Agreement dated March 12, 1999 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 (File No. 0-18590) and incorporated herein by reference)

10.14

Merill Lynch Commitment Letter dated November 17, 1999 for Line of Credit (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 0-18590) and incorporated herein by reference)

10.15	* Capital Term Note dated November 14, 2001

21.1

Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 0-18590) and incorporated herein by reference)

23.1	*Consent of HEIN + ASSOCIATES LLP

*Filed herewith.
  Reports on Form 8-K. There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended September 30, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

Date: December 14, 2001 By: /s/ Boyd E. Hoback, President and

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Geoffrey R. Bailey	Chairman of the Board	December 14, 2001

/s/ Boyd E. Hoback	President and Chief Executive Officer(principal executive and financial officer) and Director	December 14, 2001

/s/ Susan Knutson	Controller (principal accounting officer)	December 14, 2001

/s/ Dan W. James II	Director	December 14, 2001

/s/ David E. Bailey	Director	December 14, 2001

/s/ Thomas P. McCarty	Director	December 14, 2001

/s/ Alan A. Teran	Director	December 14, 2001

/s/ Richard J. Stark	Director	December 14, 2001