Form 10QSB
period 2001-12-31
GOOD TIMES RESTAURANTS INC
filed 2002-02-08
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2001

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at February 2002.

2,252,030 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended December 31, 2001

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

1.	Financial Statements

	Consolidated Balance Sheets -	3
	For the three months ended December 31, 2001 and September 30, 2001

	Consolidated Statements of Operations -	5
	For the three months ended December 31, 2001 and 2000

	Consolidated Statements of Cash Flow -	6
	For the three months ended December 31, 2001 and 2000

	Notes to Financial Statements	7

2.	Management's Discussion and Analysis	8

	PART II - OTHER INFORMATION

	1 through 6	12

	SIGNATURES	14

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
December 31, 2001	September 30, 2001

CURRENT ASSETS:
Cash and cash equivalent	$1,043,000	$1,201,000
Investments, at fair value	199,000	199,000
Receivables	54,000	60,000
Inventories	119,000	95,000
Prepaid expenses and other	27,000	23,000
Notes receivable	30,000	32,000
Total current assets	1,472,000	1,610,000

PROPERTY AND EQUIPMENT, at cost:

Land and building	4,287,000	4,251,000
Leasehold improvements	2,695,000	2,692,000
Fixtures and equipment	5,103,000	4,833,000
	12,085,000	11,776,000

Less accumulated depreciation and amortization	(4,855,000)	(4,610,000)
	7,230,000	7,166,000
OTHER ASSETS:
Notes receivable	348,000	389,000
Deposits & other	84,000	77,000
	432,000	466,000

TOTAL ASSETS	$9,134,000	$9,242,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$ 395,000	$ 375,000
Accounts payable	333,000	643,000
Lease obligations, RTC and Las Vegas	79,000	91,000
Deferred income	20,000	49,000
Accrued liabilities - other	621,000	642,000
Total current liabilities	1,448,000	1,800,000

LONG-TERM LIABILITIES:
Debt and capitalized leases, net of current portion	2,319,000	2,157,000
Lease obligations, RTC and Las Vegas, net of
current portion	54,000	61,000
Deferred liabilities	395,000	379,000
Total long-term liabilities	2,768,000	2,597,000

MINORITY INTERESTS IN PARTNERSHIPS	1,065,000	1,071,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Cont.)
December 31,		September 30,
2001		2001
STOCKHOLDERS' EQUITY: Preferred stock, $.01 par value; 5,000,000 shares authorized, None issued and outstanding Common stock, $.001 par value; 50,000,000 shares authorized, 2,252,030 shares issued and outstanding as of December 31, 2001 and 2,242,263 shares issued and outstanding as of September 30, 2001	2,000	2,000

Capital contributed in excess of par value	13,258,000	13,240,000
Accumulated deficit	(9,407,000)	(9,468,000)
Total stockholders' equity	3,853,000	3,774,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,134,000	$ 9,242,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
	2001	2000

NET REVENUES:
Restaurant sales, net	$4,251,000	$3,908,000
Franchise revenues, net	86,000	77,000
Total revenues	4,337,000	3,985,000

RESTAURANT OPERATING EXPENSES:
Food & paper costs	1,366,000	1,355,000
Labor, occupancy & other	1,826,000	1,701,000
Opening expenses	3,000	15,000
Accretion of deferred rent	8,000	10,000
Depreciation & amortization	235,000	201,000
Total restaurant operating costs	3,438,000	3,282,000

INCOME FROM RESTAURANT OPERATIONS	899,000	703,000

OTHER OPERATING EXPENSES:
Selling, general & administrative expenses	683,000	620,000

INCOME (LOSS) FROM OPERATIONS	216,000	83,000

OTHER INCOME & (EXPENSES)
Minority income (expense), net	(122,000)	(72,000)
Interest, net	(32,000)	(23,000)
Other, net	0	0
Total other income & (expenses)	(154,000)	(95,000)

NET INCOME (LOSS)	$ 62,000	$ (12,000)

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE	$ .03	$ .0

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION:

BASIC	2,245,873	2,231,974

DILUTED	2,260,868	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$ 62,000	$ (12,000)
Depreciation and amortization	246,000	211,000
Minority interest	122,000	72,000

Changes in operating assets & liabilities
(Increase) decrease in:
Prepaids & receivables	2,000	65,000
Inventories	(24,000)	(3,000)
Other assets	36,000	14,000

(Decrease) increase in:
Accounts payable	(311,000)	(298,000)
Accrued interest	(7,000)	0
Accrued property taxes	40,000	40,000
Accrued payroll & P/R taxes	(10,000)	(9,000)
Other accrued liabilities/deferred income	(76,000)	(10,000)

Net cash provided by (used in) operating activities	80,000	70,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of FF&E, land, building and improvements	(310,000)	(246,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt incurred (paid)	182,000	(56,000)
Distributions to minority interests in partnerships	(128,000)	(110,000)
Paid in capital activity	18,000	20,000

Net cash provided by (used in) financing activities	72,000	(146,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVAENTS	$(158,000)	$(322,000)

CASH AND CASH EQUIVALENTS, beginning of period	$1,201,000	$1,126,000

CASH AND CASH EQUIVALENTS, end of period	$1,043,000	$ 804,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2001, the results of its operations and its cash flow for the three month period ended December 31, 2001. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

The consolidated balance sheet as of September 30, 2001 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2001.

2. CONTINGENT LIABILITY

The Company remains contingently liable on various leases of restaurants that were previously sold. The Company is also a guarantor on a Small Business Administration loan to a franchisee.

3. STOCK TRANSACTIONS

During the three months ended December 31, 2001 Good Times Restaurants issued 9,767 shares of its Common Stock to the Company's 401(k) profit sharing plan, representing a 25% matching of employee contributions for the twelve months ended September 30, 2001.

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

The Company had thirty-five restaurants open at December 31, 2001 and at December 31, 2000, of which fifteen were franchised or licensed units, nine joint-venture units and eleven company-owned units. In October 2001 the Company cancelled it's licensing agreement with the Six Flags Elitch Gardens food concession. Management anticipates that the Company and its existing franchisees will develop a total of two to three Good Times units in the Denver metropolitan area in 2002.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months ended December 31, 2000 and the results of the Company for the three months ended December 31, 2001.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2001 increased $352,000 (8.8%) to $4,337,000 from $3,985,000 for the three months ended December 31, 2000. Same store restaurant sales increased $430,000, or 12.4%, during the three months ended December 31, 2001 for restaurants that were open for the full periods ending December 31, 2001 and December 31, 2000. Same store sales in October, November and December 2001 increased 13.8%, 19.9% and 4.2% respectively. Same store sales were positively impacted by the introduction of the frozen custard product in the last quarter of fiscal 2001. In addition, weather in Colorado was unseasonably cold in October and November of 2000 negatively impacting sales for those months. Restaurant sales decreased $76,000 due to extraordinarily high sales during the prior year period at one new company-owned restaurant that opened in October 2001, and $11,000 at one restaurant in Silverthorne, Colorado. Franchise revenues increased $9,000 to $86,000 from $77,000 for the three months ended December 31, 2001 due to an increase in franchise royalties and licensing fees.

Food and Paper Costs

For the three months ended December 31, 2001 the Company's food and paper costs increased $11,000 to $1,366,000 from $1,355,000 due to increased restaurant sales. Food and paper costs decreased to 32.1% of restaurant sales for the three months ended December 31, 2001, compared to 34.7% for the same prior year period. Food and paper costs decreased as a percentage of restaurant sales primarily due to commodity cost decreases in beef and from menu portion and pricing changes on select items.

Labor, Occupancy and Other Expenses

For the three months ended December 31, 2001 the Company's labor, occupancy and other expenses increased $125,000 to $1,826,000 (43.0% of restaurant sales) from $1,701,000 (43.5% of restaurant sales) compared to the same prior year period.

The increase in labor, occupancy and other expenses for the three months ended December 31, 2001 is attributable to the increase in restaurant sales of $343,000 as labor and other restaurant expenses increase as sales increase, but decline as a percentage of restaurant sales as same store restaurant sales increase.

Depreciation and Amortization Expenses

For the three months ended December 31, 2001 the Company's depreciation and amortization expenses increased $34,000 to $235,000, from $201,000 compared to the same prior year period. Depreciation expense increased due to the capital asset additions in fiscal 2001 and the first quarter of fiscal 2002 related to the frozen custard implementation.

Income From Restaurant Operations

For the three months ended December 31, 2001, income from restaurant operations increased $196,000 to $899,000 from $703,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales increased to 21.1% for the three months ended December 31, 2001 from 18.0% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) increased to 26.9% of restaurant sales for the three months ended December 31, 2001 from 23.8% for the same prior year period.

Selling, General and Administrative Expenses

For the three months ended December 31, 2001, selling, general and administrative expenses increased $63,000 to $683,000 (16.1% of restaurant sales) from $620,000 (15.9% of restaurant sales) for the same prior year period. The increase in selling, general and administrative expenses is partially attributable to increased advertising expenses in the three months ended December 31, 2001, which increased to $247,000 (5.8% of restaurant sales) from $226,000 (5.8% of restaurant sales) for the same prior year period, and partially attributable to an increase in general and administrative expenses from increased salary and health insurance expenses.

Income (Loss) From Operations

The Company had income from operations of $216,000 in the three months ended December 31, 2001 compared to income from operations of $83,000 for the same prior year period. The increase in income from operations of $133,000 is attributable to an increase in income from restaurant operations of $196,000, offset by an increase in selling, general and administrative expenses of $63,000.

Net Income (Loss)

The net income for the Company was $62,000 for the three months ended December 31, 2001 compared to a net loss for the Company of ($12,000) for the same prior year period. The change from the three month period ended December 31, 2000 to December 31, 2001 was primarily attributable to the increase in income from operations for the three months ended December 31, 2001. The increase was partially offset by an increase in net interest expense of $9,000 for the three months ended December 31, 2001 due to an increase in debt financing for the implementation of frozen custard. Additionally, minority interest expense increased $50,000 for the three months ended December 31, 2001 due to increased income from restaurant operations of the joint-venture restaurants compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2001, the Company had $1,242,000 cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves, purchase of its common stock under the stock repurchase plan and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2002 will be sufficient to cover the Company's working capital requirements for fiscal 2002.

As of December 31, 2001, the Company had working capital of $24,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new restaurants are opened.

In July 2001 the Company secured $1.2 million in debt financing through GE Capital for the purchase of equipment, signage and building remodeling related to the frozen custard implementation. The balance outstanding under this note was $934,000 at September 30, 2001, the balance of $266,000 was borrowed in the three months ended December 31, 2001. Monthly payments of principal and interest of $18,600 began in December 2001 with the final payment due in November 2008.

Cash Flows

Net cash provided by operating activities was $80,000 for the three months ended December 31, 2001 compared to net cash provided by operating activities of $70,000 for the same prior year period. The net cash provided by operating activities for the three months ended December 31, 2001 was the result of net income of $62,000 and non-cash reconciling items totaling $18,000 (comprised of depreciation and amortization of $246,000, minority interest of $122,000 and decreases in operating assets and liabilities totaling $350,000).

Net cash used in investing activities for the three months ended December 31, 2001 was $310,000, which primarily reflects payments for the purchase of property and equipment related to the frozen custard implementation. The Company uses cash in investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants and refurbishment of existing restaurants.

Net cash used in investing activities for the three months ended December 31, 2000 was $246,000, which reflects payments for the purchase of property and equipment.

Net cash provided by financing activities for the three months ended December 31, 2001 was $72,000, which includes borrowings on long term notes payable of $266,000, principal payments on notes payable and long term debt of $84,000, distributions to minority interests in partnerships of $128,000 and paid in capital activity of $18,000 related to the issuance of stock to the 401(k) plan.

Net cash used in financing activities for the three months ended December 31, 2000 was $146,000, which includes principal payments on notes payable and long term debt of $56,000, distributions to minority interests in partnerships of $110,000 and paid in capital activity of $20,000 related to the issuance of stock to the 401(k) plan.

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

Exhibit No. Description

*10.1 GE Capital Note dated November 14, 2002

(b) During the quarter for which this report is filed, Good Times Restaurants filed the following report on Form 8-K:

Current report on Form 8-K dated November 15, 2001, which reported that Good Times Restaurants Inc. amended its Shareholder Rights Plan to extend the expiration date to September 30, 2002.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: February 8, 2002
BY: /s/ Boyd E. Hoback
Boyd E. Hoback, President and Chief Executive Officer

BY: /s/ Sue Knutson
Sue Knutson, Controller