Form 10QSB
period 2002-03-31
GOOD TIMES RESTAURANTS INC
filed 2002-05-03
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2002

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at May 3, 2002.

2,252,030 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended March 31, 2002
INDEX	PAGE

PART I - FINANCIAL INFORMATION
1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2002 and September 30, 2001	3 - 4

	Consolidated Statements of Operations - For the three months ended March 31, 2002 and 2001and for the six months ended March 31, 2002 and 2001	5

	Consolidated Statements of Cash Flow - For the three months ended March 31, 2002 and 2001 and for the six months ended March 31, 2002 and 2001	6

	Notes to Financial Statements	7

2.	Management's Discussion and Analysis	8 - 13

PART II - OTHER INFORMATION

1 through 6	14

SIGNATURES	15

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	March 31, 2002	September 30, 2001
CURRENT ASSETS:
Cash and cash equivalent	$ 859,000	$1,201,000
Investments, at fair value	199,000	199,000
Receivables	143,000	60,000
Inventories	104,000	95,000
Prepaid expenses and other	33,000	23,000
Notes receivable	45,000	32,000
Total current assets	1,383,000	1,610,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	4,327,000	4,251,000
Leasehold improvements	2,699,000	2,692,000
Fixtures and equipment	5,115,000	4,833,000
	12,141,000	11,776,000

Less accumulated depreciation and amortization	(5,046,000)	(4,610,000)
	7,095,000	7,166,000
OTHER ASSETS:
Notes receivable	480,000	389,000
Deposits & other	78,000	77,000
	558,000	466,000

TOTAL ASSETS	$9,036,000	$9,242,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$ 417,000	$ 375,000
Accounts payable	228,000	643,000
Lease obligations, RTC and Las Vegas	67,000	91,000
Deferred income	0	49,000
Accrued liabilities - other	705,000	642,000
Total current liabilities	1,417,000	1,800,000

LONG-TERM LIABILITIES:
Debt and capitalized leases, net of current portion	2,357,000	2,157,000
Lease obligations, RTC and Las Vegas, net of current portion	50,000	61,000
Deferred liabilities	403,000	379,000
Total long-term liabilities	2,810,000	2,597,000

MINORITY INTERESTS IN PARTNERSHIPS	1,048,000	1,071,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited)
	March 31, 2002	September 30, 2001
STOCKHOLDERS' EQUITY: Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding. Common stock, $.001 par value; 50,000,000 shares authorized, 2,252,030 shares issued and outstanding as of March 31, 2002 and 2,242,063 shares issued and outstanding as of September 30, 2001	2,000	2,000

Capital contributed in excess of par value	13,258,000	13,240,000
Accumulated deficit	(9,499,000)	(9,468,000)
Total stockholders' equity	3,761,000	3,774,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,036,000	$9,242,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
NET REVENUES:
Restaurant sales, net	$3,877,000	$3,732,000	$8,128,000	$7,639,000
Franchise net revenues	82,000	69,000	169,000	145,000
Total revenues	3,959,000	3,801,000	8,297,000	7,784,000

RESTAURANT OPERATING EXPENSES:
Food & paper costs	1,276,000	1,331,000	2,642,000	2,685,000
Labor, occupancy & other	1,787,000	1,698,000	3,613,000	3,398,000
Opening expenses	1,000	7,000	4,000	22,000
Accretion of deferred rent	8,000	10,000	15,000	20,000
Depreciation & amortization	242,000	205,000	477,000	406,000
Total restaurant operating costs	3,314,000	3,251,000	6,751,000	6,531,000

INCOME FROM RESTAURANT OPERATIONS	645,000	550,000	1,546,000	1,253,000

OTHER OPERATING EXPENSES:
Selling, general & administrative expenses	641,000	582,000	1,324,000	1,202,000

INCOME (LOSS) FROM OPERATIONS	4,000	(32,000)	222,000	51,000

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(59,000)	(36,000)	(182,000)	(107,000)
Interest, net	(32,000)	(21,000)	(64,000)	(44,000)
Other, net	(5,000)	2,000	(6,000)	2,000
Total other income & (expenses)	(96,000)	(55,000)	(252,000)	(149,000)

NET INCOME (LOSS)	($92,000)	($87,000)	($30,000)	($98,000)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE	($ .04)	($ .04)	($ .01)	($ .04)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,252,030	2,242,263	2,248,918	2,237,062
DILUTED	N/A	N/A	N/A	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($92,000)	($87,000)	($30,000)	($98,000)
Depreciation and amortization	253,000	215,000	499,000	427,000
Minority interest	59,000	36,000	182,000	107,000

Changes in operating assets & liabilities--
(Increase) decrease in:
Prepaids & receivables	(95,000)	(18,000)	(93,000)	46,000
Inventories	15,000	(3,000)	(9,000)	(6,000)
Other assets	(143,000)	39,000	(107,000)	53,000

(Decrease) increase in:
Accounts payable	(105,000)	154,000	(416,000)	(144,000)
Accrued interest	0	0	(7,000)	0
Accrued property taxes	41,000	25,000	81,000	65,000
Accrued payroll & P/R taxes	12,000	11,000	2,000	1,000
Other accrued liabilities/deferred income	3,000	(13,000)	(73,000)	(23,000)

Net cash provided by (used in) operating activity	(52,000)	359,000	29,000	428,000

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale - FF&E, land, building & improvements	(117,000)	(204,000)	(427,000)	(450,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt incurred (paid), net	61,000	(65,000)	242,000	(121,000)
Distributions to minority interests in partnerships	(92,000)	(76,000)	(245,000)	(186,000)
Contributions to minority interests in partnerships	15,000	0	40,000	0
Paid in capital activity	0	0	18,000	20,000

Net cash provided by (used in) financing activities	(16,000)	(141,000)	55,000	(287,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	($185,000)	$ 14,000	($343,000)	($309,000)

CASH AND CASH EQUIVALENTS, beginning of period	1,044,000	904,000	1,202,000	1,227,000

CASH AND CASH EQUIVALENTS, end of period	859,000	918,000	859,000	918,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, the results of its operations and its cash flow for the three month period ended March 31, 2002 and for the six month period ended March 31, 2002. Operating results for the three month period ended March 31, 2002 and for the six month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

The Company had thirty-five restaurants open at March 31, 2002 and at March 31, 2001, of which fifteen were franchised or licensed units, nine joint-venture units and eleven company-owned units. Management anticipates that the Company and its existing franchisees will develop a total of two to three Good Times restaurants in the Denver metropolitan area in 2002.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and six months ended March 31, 2001 and the results of the Company for the three months and six months ended March 31, 2002.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2002 increased $158,000 (4.2%) to $3,959,000 from $3,801,000 for the three months ended March 31, 2001. Same store restaurant sales increased $169,000, or 5.0%, during the three months ended March 31, 2002 for restaurants that were open for the full periods ending March 31, 2002 and March 31, 2001. Same store sales were positively impacted by the introduction of the frozen custard product in the last quarter of fiscal 2001. Restaurant sales decreased $18,000 due to high sales during the prior year period at one new company-owned restaurant that opened in October 2000, and $6,000 at one restaurant in Silverthorne, Colorado. Franchise revenues increased $13,000 to $82,000 from $69,000 for the three months ended March 31, 2001 due to an increase in franchise royalties and licensing fees.

Net revenues for the six months ended March 31, 2002 increased $513,000 (6.6%) to $8,297,000 from $7,784,000 for the six months ended March 31, 2001. Same store restaurant sales increased $599,000, or 8.7%, during the six months ended March 31, 2002 for restaurants that were open for the full six month periods ending March 31, 2002 and March 31, 2001. Same store sales for the six months ending March 31, 2002 were positively impacted by the introduction of the frozen custard product. In addition, weather in Colorado was unseasonably cold in October and November 2000 negatively impacting sales in the prior year. Restaurant sales decreased $93,000 due to high sales during the prior year period at one new company-owned restaurant that opened in October 2000 and $17,000 at one restaurant in Silverthorne, Colorado. Franchise revenues increased $24,000 to $169,000 from $145,000 for the six months ended March 31, 2001 due to an increase in franchise royalties and licensing fees.

Food and Paper Costs

For the three months ended March 31, 2002 the Company's food and paper costs decreased $55,000 to $1,276,000 from $1,331,000. Food and paper costs decreased to 32.9% of restaurant sales for the three months ended March 31, 2002, compared to 35.7% for the same prior year period.

For the six months ended March 31, 2002 the Company's food and paper costs decreased $43,000 to $2,642,000 from $2,685,000. Food and paper costs decreased to 32.5% of restaurant sales for the six months ended March 31, 2002 compared to 35.1% for the same prior year period.

For the three month and six month periods ended March 31, 2002 food and paper costs decreased as a percentage of restaurant sales primarily due to commodity cost decreases in beef and from menu portion and pricing changes on select items.

Labor, Occupancy and Other Expenses

For the three months ended March 31, 2002 the Company's labor, occupancy and other expenses increased $89,000 from $1,698,000 (45.5% of restaurant sales) to $1,787,000 (46% of restaurant sales) compared to the same prior year period. The increase in labor, occupancy and other expenses for the three months ended March 31, 2002 is partially attributable to the increase in restaurant sales of $145,000 as labor and other restaurant expenses increase as sales increase.

In addition there was a $25,000 increase in property tax expense and bank fees. The increase in property tax expense is attributable to an increase in property values in the Denver metropolitan area. The increase in bank fees is attributable to a greater number of customers using credit cards instead of cash compared to the same prior year period.

For the six months ended March 31, 2002 the Company's labor, occupancy and other expenses increased $215,000 from $3,398,000 (44.5% of restaurant sales) to $3,613,000 (44.5% of restaurant sales) compared to the same prior year period. The increase in labor, occupancy and other expenses for the six months ended March 31, 2002 is primarily attributable to the increase in restaurant sales of $489,000, as well as an increase of $30,000 in property tax expense and bank fees compared to the same prior year period.

Depreciation and Amortization Expenses

For the three months ended March 31, 2002 the Company's depreciation and amortization expenses increased $37,000, from $205,000 to $242,000 compared to the same prior year period.

For the six months ended March 31, 2002 the Company's depreciation and amortization expenses increased $71,000, from $406,000 to $477,000 compared to the same prior year period.

The increase in depreciation and amortization expenses for the three month and six month periods ended March 31, 2002 is due to the capital asset additions in fiscal 2001 and 2002 related to the frozen custard implementation.

Income From Restaurant Operations

For the three months ended March 31, 2002, income from restaurant operations increased $95,000 to $645,000 from $550,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales increased to 16.6% for the three months ended March 31, 2002 from 14.7% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) increased to 23.1% of restaurant sales for the three months ended March 31, 2002 from 20.7% for the same prior year period. The increase is a result of the increase in same store sales in the current period as well as the reduction in food and paper costs as a percentage of restaurant sales compared to the same prior year period.

For the six months ended March 31, 2002, income from restaurant operations increased $293,000 to $1,546,000 from $1,253,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales increased to 19% for the six months ended March 31, 2002 from 16.4% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) increased to 25.1% of restaurant sales for the six months ended March 31, 2002 from 22.3% for the same prior year period. The increase is a result of the increase in same store sales in the current six month period as well as the reduction in food and paper costs as a percentage of restaurant sales compared to the same prior year period. Additionally, the current year period includes new store opening expenses of only $4,000 compared to $22,000 for the same prior year period.

Selling, General and Administrative Expenses

For the three months ended March 31, 2002, selling, general and administrative expenses increased $59,000 to $641,000 (16.5% of restaurant sales) from $582,000 (15.6% of restaurant sales) for the same prior year period. The increase in selling, general and administrative expenses is partially attributable to increased advertising expenses in the three months ended March 31, 2002, which increased $9,000 to $226,000 (5.8% of restaurant sales) from $217,000 (5.8% of restaurant sales) for the same prior year period, and partially attributable to an increase in general and administrative expenses from increased salary and health insurance expenses.

For the six months ended March 31, 2002, selling, general and administrative expenses increased $122,000 to $1,324,000 (16.3% of restaurant sales) from $1,202,000 (15.7% of restaurant sales) for the same prior year period. The increase in selling, general and administrative expenses is partially attributable to increased advertising expenses in the six months ended March 31, 2002, which increased $29,000 to $473,000 (5.8% of restaurant sales) from $444,000 (5.8% of restaurant sales) for the same prior year period, and partially attributable to an increase in general and administrative expenses from increased salary and health insurance expenses.

Income (Loss) From Operations

The Company had income from operations of $4,000 in the three months ended March 31, 2002 compared to a loss from operations of ($32,000) for the same prior year period. The increase in income from operations of $36,000 is attributable to an increase in income from restaurant operations of $95,000, offset by an increase in selling, general and administrative expenses of $59,000.

The Company had income from operations of $222,000 in the six months ended March 31, 2002 compared to income from operations of $51,000 for the same prior year period. The increase in income from operations of $171,000 is attributable to an increase in income from restaurant operations of $293,000, offset by an increase in selling, general and administrative expenses of $122,000.

Net Income (Loss)

The net loss for the Company was ($92,000) for the three months ended March 31, 2002 compared to a net loss of ($87,000) for the same prior year period. The change from the three months ended March 31, 2001 to March 31, 2002 was partially attributable to the increase in income from operations for the three months ended March 31, 2002. The increase was offset by an increase in net interest expense of $11,000 due to a decrease in interest earning cash reserves and an increase in debt financing for the implementation of frozen custard. Additionally, minority interest expense increased $23,000 for the three months ended March 31, 2002 due to increased income from operations of the joint-venture restaurants compared to the same prior year period.

The net loss for the Company was ($30,000) for the six months ended March 31, 2002 compared to a net loss of ($98,000) for the same prior year period. The change from the six months ended March 31, 2001 to March 31, 2002 was primarily attributable to the increase in income from operations for the six months ended March 31, 2002. The increase was partially offset by an increase in net interest expense of $20,000 for the six months ended March 31, 2002. Additionally, minority interest expense increased $75,000 for the six months ended March 31, 2002 due to increased income from restaurant operations of the joint-venture restaurants compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2002, the Company had $1,058,000 cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves, purchase of its common stock under the stock repurchase plan and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2002 will be sufficient to cover the Company's working capital requirements for fiscal 2002.

As of March 31, 2002, the Company had a working capital deficit of $34,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Drive Thru restaurants are opened.

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

In January 2002 the Company secured $175,000 in debt financing through GE Capital for the purpose of lending these funds to the Company's franchisees to purchase signage related to the frozen custard implementation. Through March 31, 2002 the Company had loaned $128,000 of the $175,000 to four separate franchisees. The Company has secured and personally guaranteed notes receivable from each franchisee at a higher rate of interest than the Company is obligated to under the GE Capital loan.

Cash Flows

Net cash used in operating activities was $52,000 for the three months ended March 31, 2002 compared to net cash provided by operating activities of $359,000 for the same prior year period. The net cash used in operating activities for the three months ended March 31, 2002 was the result of a net loss of ($92,000) and non-cash reconciling items totaling $40,000 (comprised of depreciation and amortization of $253,000, minority interest of $59,000, an increase in other assets of $143,000, a decrease in accounts payable of $105,000 and decreases in other operating assets and liabilities totaling $24,000).

Net cash used in investing activities for the three months ended March 31, 2002 was $117,000, which reflects payments for the purchase of property and equipment related to the frozen custard implementation.

Net cash used in investing activities for the three months ended March 31, 2001 was $204,000, which reflects payments for the purchase of property and equipment. Included in the $204,000 is $162,000, which was used to reinvest in existing restaurants for the implementation of frozen custard.

Net cash used in financing activities for the three months ended March 31, 2002 was $16,000, which includes net proceeds from debt financing of $61,000 and distributions, net of contributions, to minority interests in partnerships of $77,000.

Net cash used in financing activities for the three months ended March 31, 2001 was $141,000, which includes principal payments on notes payable and long term debt of $65,000 and distributions to minority interests in partnerships of $76,000.

For the six months ended March 31, 2002, cash decreased $343,000. Net cash provided by operations was $29,000 (including a $416,000 reduction in accounts payable), net cash used in investing activities was $427,000 and net cash provided by financing activities was $55,000.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On January 25, 2002, Good Times Restaurants held its annual meeting of Shareholders. At that meeting the following matters were voted upon as indicated below:

1. Election of the following directors to serve during the ensuring year:

	FOR	WITHHOLD
GEOFFREY R BAILEY	1,820,012	196,823
DAN W JAMES, II	1,820,012	196,823
BOYD E HOBACK	1,820,012	196,823
RICHARD J STARK	1,820,012	196,823
THOMAS P MCCARTY	1,820,012	196,823
ALAN A TERAN	1,820,012	196,823
DAVID E BAILEY	1,820,012	196,823

2. Approval of 2001 Stock Option Plan

FOR	AGAINST	ABSTAIN	NOT VOTED
1,445,077	145,269	9,059	417,430

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 3, 2002	GOOD TIMES RESTAURANTS INC.
BY: /s/ Boyd E. Hoback
Boyd E. Hoback, President and Chief Executive Officer
BY: /s/ Sue Knutson
Sue Knutson, Controller