Form 10QSB
period 2002-06-30
GOOD TIMES RESTAURANTS INC
filed 2002-07-26
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2002

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at July 26, 2002

2,252,610 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended June 30, 2002
INDEX	PAGE

PART I - FINANCIAL INFORMATION
1.	Financial Statements
	Consolidated Balance Sheets -
	June 30, 2002 and September 30, 2001	3
Consolidated Statements of Operations -
For the three months ended June 30, 2002
and 2001 and for the nine months ended
June 30, 2002 and 2001	5
Consolidated Statements of Cash Flow -
For the three months ended June 30, 2002
and 2001 and for the nine months ended
June 30, 2002 and 2001	6
Notes to Financial Statements	7
2.	Management's Discussion and Analysis	8

PART II - OTHER INFORMATION
1 through 6	12
SIGNATURES	14

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30, 2002	September 30, 2001
CURRENT ASSETS:
Cash and cash equivalent	$1,070,000	$1,201,000
Investments, at fair value	199,000	199,000
Receivables	136,000	60,000
Inventories	100,000	95,000
Prepaid expenses and other	34,000	23,000
Notes receivable	54,000	32,000
Total current assets	1,593,000	1,610,000
PROPERTY AND EQUIPMENT, at cost:
Land and building	4,539,000	4,251,000
Leasehold improvements	2,711,000	2,692,000
Fixtures and equipment	5,169,000	4,833,000
	12,419,000	11,776,000

Less accumulated depreciation and amortization	(5,295,000)	(4,610,000)
	7,124,000	7,166,000
OTHER ASSETS:
Notes receivable	512,000	389,000
Deposits & other	73,000	77,000
	585,000	466,000
TOTAL ASSETS	$9,302,000	$9,242,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$ 419,000	$ 375,000
Accounts payable	390,000	643,000
Lease obligations, RTC and Las Vegas	42,000	91,000
Deferred income	66,000	49,000
Accrued liabilities - other	683,000	642,000
Total current liabilities	1,600,000	1,800,000
LONG-TERM LIABILITIES:
Debt and capitalized leases, net of current portion	2,248,000	2,157,000
Lease obligations, RTC and Las Vegas, net of current portion	42,000	61,000
Deferred liabilities	410,000	379,000
Total long-term liabilities	2,700,000	2,597,000
MINORITY INTERESTS IN PARTNERSHIPS	1,038,000	1,071,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited)
	June 30, 2002	September 30, 2001

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding.

Common stock, $.001 par value; 50,000,000 shares authorized, 2,252,610 shares issued and outstanding as of June 30, 2002 and

2,242,063 shares issued and outstanding as of September 30, 2001	2,000	2,000
Capital contributed in excess of par value	13,259,000	13,240,000
Accumulated deficit	(9,297,000)	(9,468,000)
Total stockholders' equity	3,964,000	3,774,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,302,000	$9,242,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended	Nine Months Ended
June 30,	June 30,
	2002	2001	2002	2001
NET REVENUES:
Restaurant sales, net	$4,732,000	$4,199,000	$12,860,000	$11,838,000
Franchise net revenues	83,000	94,000	252,000	239,000
Total revenues	4,815,000	4,293,000	13,112,000	12,077,000
RESTAURANT OPERATING EXPENSES:
Food & paper costs	1,526,000	1,505,000	4,169,000	4,190,000
Labor, occupancy & other	1,984,000	1,807,000	5,598,000	5,205,000
Opening expenses	0	19,000	4,000	41,000
Accretion of deferred rent	8,000	9,000	23,000	29,000
Depreciation & amortization	245,000	217,000	722,000	623,000
Total restaurant operating costs	3,763,000	3,557,000	10,516,000	10,088,000
INCOME FROM RESTAURANT OPERATIONS	1,052,000	736,000	2,596,000	1,989,000
OTHER OPERATING EXPENSES:
Selling, general & administrative expenses	683,000	596,000	2,006,000	1,798,000
INCOME FROM OPERATIONS	369,000	140,000	590,000	191,000
OTHER INCOME & (EXPENSES):
Minority income (expense), net	(140,000)	(70,000)	(322,000)	(177,000)
Interest, net	(29,000)	(22,000)	(93,000)	(66,000)
Other, net	1,000	3,000	(4,000)	5,000
Total other income & (expenses)	(168,000)	(89,000)	(419,000)	(238,000)
NET INCOME (LOSS)	$ 201,000	$ 51,000	$ 171,000	($47,000)
BASIC NET INCOME (LOSS) PER COMMON SHARE	$ .09	$ .02	$ .08	($ .02)
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$ .08	$ .02	$ .07	($ .02)
WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,252,107	2,242,263	2,249,981	2,238,796
DILUTED	2,383,063	2,244,975	2,328,369	2,238,796

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$201,000	$ 51,000	$171,000	($47,000)
Depreciation and amortization	257,000	228,000	756,000	655,000
Minority interest	140,000	70,000	322,000	177,000
Changes in operating assets & liabilities--
(Increase) decrease in:
Prepaids & receivables	6,000	(76,000)	(87,000)	(30,000)
Inventories	4,000	(15,000)	(5,000)	(21,000)
Other assets	(36,000)	(26,000)	(142,000)	27,000
(Decrease) increase in:
Accounts payable	163,000	(88,000)	(253,000)	(232,000)
Accrued interest	0	0	(7,000)	0
Accrued property taxes	(112,000)	(104,000)	(32,000)	(39,000)
Accrued payroll & P/R taxes	14,000	6,000	16,000	7,000
Other accrued liabilities/deferred income	117,000	111,000	44,000	88,000
Net cash provided by operating activity	754,000	157,000	783,000	585,000
CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) sale - FF&E, land, building and improvements	(286,000)	(380,000)	(714,000)	(830,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt incurred (paid), net	(107,000)	(73,000)	136,000	(194,000)
Distributions to minority interests in partnerships	(175,000)	(102,000)	(420,000)	(288,000)
Contributions to minority interests in partnerships	24,000	25,000	64,000	25,000
Paid in capital activity	1,000	0	19,000	20,000
Net cash used in financing activities	(257,000)	(150,000)	(201,000)	(437,000)
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	$211,000	($373,000)	(132,000)	($682,000)
CASH & CASH EQUIVALENTS, beginning of period	859,000	918,000	1,202,000	1,227,000
CASH & CASH EQUIVALENTS, end of period	1,070,000	545,000	1,070,000	545,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, the results of its operations and its cash flow for the three month period ended June 30, 2002 and for the nine month period ended June 30, 2002. Operating results for the three-month period ended June 30, 2002 and for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

General

This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I) The Company competes with numerous well-established competitors who have substantially greater financial resources and longer operating histories than the Company. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

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

The Company had thirty-five units open at June 30, 2002, of which fifteen were franchised or licensed units, nine joint-venture units and eleven company-owned units compared to thirty-six units open at June 30, 2001, of which sixteen were franchised units, nine joint-venture units and eleven company-owned units. In April 2001 the Company entered into a licensing agreement for the sale of Good Times custard products at the Six Flags Elitch Gardens food concession and the Company subsequently canceled the licensing agreement in November 2001. Management anticipates that the Company and its existing franchisees will develop one Good Times unit in the Denver area in 2002. The Company plans to develop a total of seven to nine company-owned and franchised units in fiscal 2003.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and nine months ended June 30, 2001 and the results of the Company for the three months and nine months ended June 30, 2002.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2002 increased $522,000 (12.2%) to $4,815,000 from $4,293,000 for the three months ended June 30, 2001. Same store restaurant sales increased $511,000, or 13.3%, during the three months ended June 30, 2002 for restaurants that were open for the full periods ending June 30, 2002 and June 30, 2001. Same store sales were positively impacted by the introduction of the frozen custard product in the last quarter of fiscal 2001. Restaurant sales increased $24,000 at one new company-owned restaurant that opened in October 2000, and decreased $2,000 at one restaurant purchased in May 2000. Franchise revenues decreased $11,000 to $83,000 from $94,000 for the three months ended June 30, 2001. Franchise royalties and licensing fees net of expenses increased $14,000 for the three months ended June 31, 2002 offset by a decrease in franchise fee income of $25,000 compared to the same prior year period.

Net revenues for the nine months ended June 30, 2002 increased $1,035,000 (8.6%) to $13,112,000 from $12,077,000 for the nine months ended June 30, 2001. Same store restaurant sales increased $1,110,000, or 10.4%, during the nine months ended June 30, 2002 for restaurants that were open for the full nine-month periods ending June 30, 2002 and June 30, 2001. Same store sales for the nine months ending June 30, 2002 were positively impacted by the introduction of the frozen custard product. In addition, weather in Colorado was unseasonably cold in October and November 2000 negatively impacting sales in the prior year. Restaurant sales decreased $70,000 due to higher initial opening sales during the prior year period at one new company-owned restaurant that opened in October 2000 and $18,000 at one restaurant purchased in May 2000. Franchise revenues for the nine months ended June 30, 2002 increased $13,000 to $252,000 from $239,000 for the nine months ended June 30, 2001 due to an increase in franchise royalties and licensing fees, offset by a decrease in franchise fees.

Food and Paper Costs

For the three months ended June 30, 2002 the Company's food and paper costs increased $21,000 to $1,526,000 from $1,505,000 for the same prior year period. Food and paper costs decreased to 32.2% of restaurant sales for the three months ended June 30, 2002, compared to 35.8% for the same prior year period.

For the nine months ended June 30, 2002 the Company's food and paper costs decreased $21,000 to $4,169,000 from $4,190,000 for the same prior year period. Food and paper costs decreased to 32.4% of restaurant sales for the nine months ended June 30, 2002 compared to 35.4% for the same prior year period.

For the three month and nine month periods ended June 30, 2002 food and paper costs decreased as a percentage of restaurant sales primarily due to commodity cost decreases in beef and dairy as well as from menu portion and pricing changes on select items.

Labor, Occupancy and Other Expenses

For the three months ended June 30, 2002 the Company's labor, occupancy and other expenses increased $177,000 to $1,984,000 (41.9% of restaurant sales) from $1,807,000 (43% of restaurant sales) for the same prior year period. The increase in labor, occupancy and other expenses in absolute amounts and the decrease as a percent of restaurant sales for the three months ended June 30, 2002 is primarily attributable to the increase in restaurant sales of $533,000 as labor and other restaurant expenses are variable expenses. In addition there was a $25,000 increase in property tax expense and bank fees. The increase in property tax expense is attributable to an increase in property values in the Denver metropolitan area. The increase in bank fees is attributable to a greater number of customers using credit cards instead of cash compared to the same prior year period.

For the nine months ended June 30, 2002 the Company's labor, occupancy and other expenses increased $393,000 to $5,598,000 (43.5% of restaurant sales) from $5,205,000 (44% of restaurant sales) for the same prior year period. The increase in labor, occupancy and other expenses for the nine months ended June 30, 2002 is primarily attributable to the increase in restaurant sales of $1,022,000, as well as an increase of $55,000 in property tax expense and bank fees compared to the same prior year period.

Depreciation and Amortization Expenses

For the three months ended June 30, 2002 the Company's depreciation and amortization expenses increased $28,000 to $245,000, from $217,000 for the same prior year period.

For the nine months ended June 30, 2002 the Company's depreciation and amortization expenses increased $99,000, to $722,000 from $623,000 for the same prior year period.

The increase in depreciation and amortization expenses for the three month and nine month periods ended June 30, 2002 is due to the capital asset additions in fiscal 2001 and 2002 related to the frozen custard implementation.

Income From Restaurant Operations

For the three months ended June 30, 2002, income from restaurant operations increased $316,000 to $1,052,000 from $736,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales increased to 22.2% for the three months ended June 30, 2002 from 17.5% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) increased to 27.6% of restaurant sales for the three months ended June 30, 2002 from 23.4% for the same prior year period. The increase is primarily a result of the increase in same store sales in the current period as well as the reduction in food and paper costs as a percentage of restaurant sales compared to the same prior year period.

For the nine months ended June 30, 2002, income from restaurant operations increased $607,000 to $2,596,000 from $1,989,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales increased to 20.2% for the nine months ended June 30, 2002 from 16.8% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) increased to 26% of restaurant sales for the nine months ended June 30, 2002 from 22.7% for the same prior year period. The increase is primarily a result of the increase in same store sales in the current nine-month period as well as the reduction in food and paper costs as a percentage of restaurant sales compared to the same prior year period. Additionally, the current year period includes store opening expenses of only $4,000 compared to $41,000 for the same prior year period.

Selling, General and Administrative Expenses

For the three months ended June 30, 2002, selling, general and administrative expenses increased $87,000 to $683,000 (14.4% of restaurant sales) from $596,000 (14.2% of restaurant sales) for the same prior year period. The increase in selling, general and administrative expenses is partially attributable to increased advertising expenses in the three months ended June 30, 2002, which increased $33,000 to $277,000 (5.8% of restaurant sales) from $244,000 (5.8% of restaurant sales) for the same prior year period, and partially attributable to an increase in salary and health insurance expenses.

For the nine months ended June 30, 2002, selling, general and administrative expenses increased $208,000 to $2,006,000 (15.6% of restaurant sales) from $1,798,000 (15.2% of restaurant sales) for the same prior year period. The increase in selling, general and administrative expenses is partially attributable to increased advertising expenses in the nine months ended June 30, 2002, which increased $62,000 to $750,000 (5.8% of restaurant sales) from $688,000 (5.8% of restaurant sales) for the same prior year period, and partially attributable to an increase in salary and health insurance expenses.

Income (Loss) From Operations

The Company had income from operations of $369,000 in the three months ended June 30, 2002 compared to income from operations of $140,000 for the same prior year period. The increase in income from operations of $229,000 is attributable to an increase in income from restaurant operations of $316,000, offset by an increase in selling, general and administrative expenses of $87,000.

The Company had income from operations of $590,000 in the nine months ended June 30, 2002 compared to income from operations of $191,000 for the same prior year period. The increase in income from operations of $399,000 is attributable to an increase in income from restaurant operations of $607,000, offset by an increase in selling, general and administrative expenses of $208,000.

Net Income (Loss)

Net income for the Company was $201,000 for the three months ended June 30, 2002 compared to net income of $51,000 for the same prior year period. The change from the three months ended June 30, 2001 to June 30, 2002 was primarily attributable to the increase in income from operations for the three months ended June 30, 2002. The increase was offset by an increase in net interest expense of $7,000 due to a decrease in interest earning cash reserves and an increase in debt financing for the implementation of frozen custard. Additionally, minority interest expense increased $70,000 for the three months ended June 30, 2002 due to increased income from operations of the joint venture restaurants compared to the same prior year period.

Net income for the Company was $171,000 for the nine months ended June 30, 2002 compared to a net loss of ($47,000) for the same prior year period. The change from the nine months ended June 30, 2001 to June 30, 2002 was primarily attributable to the increase in income from operations for the nine months ended June 30, 2002. The increase was partially offset by an increase in net interest expense of $27,000 for the nine months ended June 30, 2002. Additionally, minority interest expense increased $145,000 for the nine months ended June 30, 2002 due to increased income from restaurant operations of the joint-venture restaurants compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2002, the Company had $1,269,000 cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and anticipated cash flow from operations for the balance of fiscal 2002 will be sufficient to cover the Company's working capital requirements for fiscal 2002.

As of June 30, 2002, the Company had a working capital deficit of $7,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Drive Thru restaurants are opened.

In July 2001 the Company secured $1.2 million in debt financing through GE Capital for the purchase of equipment, signage and building remodeling related to the frozen custard implementation. The balance outstanding under this note was $934,000 at September 30, 2001; the balance of $266,000 was borrowed in the three months ended December 31, 2001. Monthly payments of principal and interest of $18,600 began in December 2001 with the final payment due in November 2008.

In January 2002 the Company secured $175,000 in debt financing through GE Capital for the purpose of lending these funds to the Company's franchisees to purchase signage related to the frozen custard implementation. Through June 30, 2002 the Company had loaned all of the $175,000 to five separate franchisees. The Company has secured and personally guaranteed notes receivable from each franchisee at a higher rate of interest than the Company is obligated to under the GE Capital loan.

The Company is currently negotiating purchase and lease agreements for additional company-owned restaurants and is negotiating debt and sale leaseback financing for the development of those restaurants.

Cash Flows

Net cash provided by operating activities was $754,000 for the three months ended June 30, 2002 compared to net cash provided by operating activities of $157,000 for the same prior year period. The net cash provided by operating activities for the three months ended June 30, 2002 was the result of net income of $201,000 and non-cash reconciling items totaling $553,000 (comprised of depreciation and amortization of $257,000, minority interest of $140,000, an increase in accounts payable of $163,000, an increase in accrued liabilities and deferred income of $117,000, a decrease in accrued property taxes of $112,000 and decreases in other operating assets and liabilities totaling $12,000).

Net cash used in investing activities for the three months ended June 30, 2002 was $286,000, which reflects $171,000 for the purchase of property and equipment related to the frozen custard implementation, as well as $31,000 for new restaurant development costs, $57,000 related to engineering costs associated with the redesign of the Good Times building and $27,000 in miscellaneous restaurant related capital expenditures.

Net cash used in investing activities for the three months ended June 30, 2001 was $380,000, which reflects payments for the purchase of property and equipment. Included in the $380,000 is $364,000, which was used to reinvest in existing restaurants for the implementation of frozen custard.

Net cash used in financing activities for the three months ended June 30, 2002 was $257,000, which includes payments on notes payable and long-term debt of $107,000 and distributions, net of contributions, to minority interests in partnerships of $151,000.

Net cash used in financing activities for the three months ended June 30, 2001 was $150,000, which includes principal payments on notes payable and long term debt of $73,000 and distributions, net of contributions, to minority interests in partnerships of $77,000.

For the nine months ended June 30, 2002, cash decreased $132,000. Net cash provided by operations was $783,000 (including a $253,000 reduction in accounts payable), net cash used in investing activities was $714,000 (used for the purchase of property and equipment) and net cash used in financing activities was $201,000.

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

New Accounting Pronouncements

As of June 30, 2002 the Company does not anticipate that there will be any material impact from the adoption of any new accounting standards.

Part II. Other Information

Item 1. Legal Proceedings

Good Times Restaurants is subject to legal proceedings, which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

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

DATE June 26, 2002	GOOD TIMES RESTAURANTS INC.
BY: /s/Boyd E. Hoback
Boyd E. Hoback, President and Chief Executive Officer
BY: /s/Sue Knutson
Sue Knutson, Controller