Form 10KSB
period 2002-09-30
GOOD TIMES RESTAURANTS INC
filed 2002-12-20
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2002

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year ended September 30, 2002 were $17,536,000.

As of December 16, 2002, the aggregate market value of the 1,164,997 shares of common stock held by non-affiliates of the issuer, based on the closing bid price of the common stock on December 16, 2002 of $2.39 per share as reported on the Nasdaq Smallcap Market, was $2,784,343.

As of December 16, 2002, the issuer had 2,262,610 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 of Part III of this form is incorporated by reference from the issuer's definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with the issuer's annual meeting of shareholders to be held on January 24, 2003.

Transitional Small Business Disclosure Format Yes [ ] No [X]

TABLE OF CONTENTS

Part I

Item 1. Description of Business	4 - 12

Item 2. Description of Property	12

Item 3. Legal Proceedings	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Part II
Item 5. Market for Common Equity and Related Stockholder Matters	13

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD & A)	15 - 21

Item 7. Financial Statements	F1 - F21

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	22

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

Recent Developments

During fiscal 2001, the Company began implementation of frozen custard as part of a broader repositioning of the concept to Good Times Burgers & Frozen Custard. The implementation was completed in early fiscal 2002 with new signage, equipment and logo graphics at every restaurant and frozen custard was part of the Company's advertising campaign throughout the year, resulting in same store sales increases of 12.4% in the first quarter, 5.0% in the second quarter, 13.3% in the third quarter and a decrease of 3.5% in the fourth quarter. Subsequent to fiscal 2002 year end, same store sales declined 15.8% in October and 12.4% in November due to: aggressive price discounting by the major fast food hamburger competitors; a general slowing of the Colorado economy; and comparisons to the prior year same store sales increases of 13.8% in October and 19.9% in November.

In addition, the Company signed two multi-unit franchise development agreements for the development of a total of thirteen new restaurants in Colorado Springs and the Denver metro area through fiscal 2005. The Company also signed a non-traditional franchise agreement for a new restaurant in the University of Wyoming student center which opened in November 2002.

During fiscal 2002, the Company and its franchisees have entered into agreements for the development of seven new restaurants in Colorado which are expected to open during fiscal 2003.

During fiscal 2002, the Company implemented the Operating Partner Program in order to develop more experienced and higher capacity restaurant management. Operating Partners must meet specific operating criteria and have the opportunity to share in the improvement in a restaurant's cash flow. Six restaurants are currently operated by Operating Partners and management anticipates an additional six to ten stores will have Operating Partners in fiscal 2003.

Good Times Restaurants Business

The Company currently operates and franchises a total of thirty-six Good Times restaurants, of which thirty-four are in Colorado, with thirty-one in the Denver greater metropolitan area, one in Grand Junction, one in Silverthorne and one in Winter Park. There is one franchised Good Times restaurant in Boise, Idaho and one in Laramie, Wyoming. Eleven of the restaurants are company-owned and nine are owned jointly with two separate co-development partners. Sixteen Good Times restaurants are franchised restaurants with ten operating in the Denver metropolitan area, one in Grand Junction, Colorado, one in Longmont, Colorado, one in Loveland, Colorado, one in Winter Park, Colorado, one in Boise, Idaho and one at the University of Wyoming in Laramie, Wyoming. Good Times is also offering franchises for the development of additional Good Times restaurants.

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

Over the last three fiscal years, the Company has positioned its business concept away from a price point focus to one based on developing strong differentiation in its core hamburger menu through:

    A more distinctive taste profile of its products,
    Speed of service,
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

Fresh frozen custard is a premium ice cream (requiring in excess of 10% butterfat content) with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts. The custard is scooped similarly to hard-packed ice cream but is served at a slightly warmer temperature. The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products. Good Times serves the frozen custard in cups and cones, specialty sundaes and "Spoonbenders", a mix of custard and toppings, and we anticipate it will continue to become a larger percentage of sales as the Company continues to advertise the overall brand repositioning.

The Company believes it has an advantage in providing a superior level of service and quality, but has been limited in its ability to effectively advertise and build awareness of its brand, compared to the other larger hamburger chains. The Company believes the repositioning undertaken in fiscal 2001 and 2002 will provide more destination qualities for its brand and more unique product messages for its media advertising.

The Company plans to develop additional drive-through restaurants in Colorado, which is divided into two primary media markets Denver and Colorado Springs/Pueblo. Good Times' food preparation and service systems deliver a quality meal with a faster order-delivery response time, providing the capacity to reach the same sales levels as traditional hamburger chains. Typically, a customer receives an order 30 to 60 seconds after their vehicle reaches the take-out window during peak order periods. The Company plans to implement additional improvements to its product and packaging design and quality of ingredients in fiscal 2003 with a primary focus on burgers, chicken, and frozen custard products in order to continue to differentiate the Good Times concept from the larger hamburger chains. The relatively limited menu allows maximum attention to be devoted to food quality and speed of service.

Menu

The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, ice cream shakes, soft drinks and frozen custard products. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is prepared with specially formulated and seasoned 100% USDA approved beef, served on a 4 1/4 inch sesame seed bun. Hamburgers and cheeseburgers are garnished with fresh lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomato. The cheese is 100% pure sharp American, thickly sliced. Other specialty hamburger toppings include guacamole, bacon, and proprietary sauces. The chicken sandwiches include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomato. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

Fresh frozen custard is offered in cups, cones, waffle cones, specialty sundaes and "Spoonbenders", a blended combination of custard and various toppings. In addition to fresh vanilla frozen custard, management has developed several other proprietary flavors that are offered seasonally and on a rotating basis.

The Building

The existing double drive-through Good Times restaurants are less than one-third the size of the typical restaurant buildings of the four largest hamburger chains and require approximately two-thirds of the land area. The current standard Good Times restaurant building is a double drive-through and walk-up style structure containing approximately 880 square feet built on 18,000 to 30,000 square-foot lots. Most existing restaurants utilize a double drive-through concept that allows simultaneous service from opposite sides of the restaurant and one or two walk-up windows with a patio for outdoor eating.

Management continually examines methods to refine the floor plan and design elements of the restaurant building to gain operating efficiencies and to enhance the look and feel of the dining area for customers. The Company has developed a 2,300 square foot prototype building with a 70 seat dining room and a 1,800 square foot building with 38 seats. After the implementation of frozen custard in fiscal 2002, the Company modified the building design for new restaurants to improve the service and functionality for customers purchasing frozen custard. Management anticipates new restaurants will either be a 1,200 square foot building with a landscaped patio seating 25 to 35 or a 2,200 foot building with a 50 - 60 seat dining room.

Management believes that the building form, design and aesthetic appeal address key issues and concerns of the consumer: speed, cleanliness, security, eye appeal, and an identifiable brand image. The exterior consists of a cream-colored dry-vit system with an enclosed glass vestibule at the front for walk-up service. A brightly lit multi-colored fascia band runs the length of both sides of the building in addition to product and Good Times' proprietary signage. The double drive-through buildings are transportable and therefore can be moved from an unsuccessful site to a better location. Future buildings may be "stick built" on-site for greater cost efficiency, limiting our ability to relocate these stores.

Management performs extensive site evaluation and expects a minimum number of buildings will ever have to be moved. However, one Good Times unit was relocated from a development condemned under eminent domain proceedings in 1999 and one franchise-owned building was relocated to a new site in fiscal 2001.

Plan of Operation

The Company's primary objective for fiscal 2003 is to further reposition its business concept away from direct competition with the large national hamburger chains through the development and promotion of fresh frozen custard, highly differentiated taste profiles of its sandwiches and other core menu product and packaging improvements to drive increased consumer satisfaction. This repositioning is intended to build on the substantial brand equity that Good Times has in product quality and taste in its core menu of hamburgers and fries and to more definitively differentiate the Good Times brand and concept from the competition. Management has established the following criteria for the frozen custard product category:

  Generate additional incremental sales in dayparts complementary to its primary lunch sales periods (afternoon and evening "snack" occasions),
  Improve cost of sales as a percentage of restaurant sales,
  Create a highly unique experience within the quick service hamburger restaurant category,
  Expand the demographic profile of Good Times' primary customer base to 18 - 54 years old from 18 - 34 years old, and
  Reduce the reliance on value, convenience and the "impulse buyer" as sales drivers and to increase customer patronage based on more original attributes of the menu offerings.

The Company's other objectives for fiscal 2003 are to:

  Accelerate the development of additional company-owned and franchised restaurants in Colorado, with the goal of doubling the number of restaurants over the next four years depending on the availability of sites and financing,
  Introduce limited new menu offerings, and
  Develop product quality enhancements to continue to leverage Good Times' brand position based on superior taste and high quality ingredients.

Good Times' ongoing objective is to increase average restaurant sales through increased customer counts in each primary daypart (lunch, dinner and late-night), selective menu and price promotions and effective marketing of Good Times' competitive attributes of high quality products, unique taste profiles and demonstrable value. The Company expects modest product price increases in 2003 due to anticipated higher hourly wages and commodity costs and due to increasingly competitive pricing.

Colorado is divided into two primary media markets, Denver and Colorado Springs/Pueblo. The Company has plans to fully develop the Denver market and then develop the Colorado Springs/Pueblo market, depending on availability of financing and suitable restaurant sites. Management estimates that the Denver market will support 45-55 Good Times restaurants and the Colorado Springs/Pueblo market will support 10-12 restaurants. Media advertising is important to effectively build brand awareness and the repositioning of the concept. All of our growth for fiscal 2003 and 2004 will be focused in Colorado to increase media and supervision efficiencies.

As of December 16, 2002, the Company operated twenty company-owned and joint venture Good Times restaurants and had fourteen franchised restaurants open in Colorado, one in Boise, Idaho and one in Laramie, Wyoming.

December 16, 2001	December 16, 2002

Company-owned restaurants	11	11
Joint venture restaurants	9	9
Franchise operated restaurants	15	16
Total restaurants	35	36

Management anticipates that Good Times and its franchisees will begin development of a total of seven to ten Good Times units in Colorado in 2003.

Operations and Management

Good Times has defined three additional ingredients essential to its success:

    Consistent delivery of high quality, great tasting products that are proprietary whenever possible,
    Superior levels of friendly, fast service, and
    Competitive pricing.

The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver. The total transaction time for the delivery of food at the window is approximately 30 to 60 seconds during peak times.

Each Good Times unit employs a general manager, one to two assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts. Operating systems and training materials are utilized to ensure consistent performance to Good Times' standards. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. Management of Good Times believes that incentive compensation of its restaurant managers is essential to the success of its business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives. The Operating Partner Program was introduced in fiscal 2002 whereby a store Operating Partner may earn 25% of a restaurant's improvement in cash flow over a base year.

The Company uses several sources of customer feedback to evaluate each restaurant's service and quality performance, including an extensive secret shopper program, customer comment phone line, telephone surveys and web site comments. Additionally, management uses both its own primary consumer research for product development and customer usage and attitude patterns as well as third party market research that evaluates Good Times' performance ratings on several different operating attributes against key competitors.

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

Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems that are provided by the Company. Restaurant managers forward sales reports, vendor invoices, payroll data and other operating information to Good Times' headquarters weekly and sales, labor and cash data is collected daily via an automated "polling" of each restaurant's point-of-sale system. Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance. Management of Good Times believes that these reporting systems enhance its ability to control and manage operations.

Marketing and Advertising

In recent years, the Company has been limited to utilizing radio as its primary media for advertising due to increasing costs of television advertising in the Denver area. Management believes that television advertising is important to successfully complete the repositioning of the concept, increase trials of its frozen custard products and increase the overall audience for its advertising. As additional restaurants are added in Colorado, the Company's ability to support television advertising is expected to increase. Each franchised and company-owned restaurant contributes an equal percentage of net sales to an advertising cooperative for the implementation of media advertising and promotions.

Signage is one of the most important elements for establishing identity at each location. The Good Times restaurant sign package that has been developed offers flexibility based on local codes, site layout and surrounding property. The Company's signage, logos and graphics for all restaurants were redone in fiscal 2001 and 2002 to support the strategic repositioning of the brand to Good Times Burgers & Frozen Custard.

Franchise Program

Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Offering Circular and advertising material to be utilized in soliciting prospective franchisees. Good Times seeks to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop multiple restaurants. Good Times currently reviews sites selected for franchises and monitors performance of franchise units. Good Times is currently considering potential franchisees only for development of units in Colorado and has developed a single unit, owner-operator franchise agreement in addition to its traditional franchise agreement.

Good Times estimates that it will cost a franchisee on average approximately $575,000 to $675,000 to open a Good Times drive-through restaurant, including pre-opening costs and working capital, assuming the land is leased. A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least 0.5% of net sales, plus participation in regional advertising up to 5% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant. Among the services and materials which Good Times provides to franchisees are site selection assistance, plans and specifications for construction of the Good Times Drive Thru restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurant.

Good Times has entered into twelve franchise agreements in the greater Denver metropolitan area. Twelve franchise restaurants and nine joint-venture restaurants are operating in the Denver ADI. One franchise restaurant is open in Grand Junction, Colorado, one in the Winter Park Resort, one in Boise, Idaho and one in Laramie, Wyoming. Two multi-unit franchise development agreements were entered into during fiscal 2002 for the development of eleven restaurants in the Colorado Springs market and two in the Denver area.

Employees

At December 16, 2002, the Company had approximately 324 employees of which 227 are part time employees, including 97 full-time employees. The Company considers its employee relations to be good. None of its employees is covered by a collective bargaining agreement.

Competition

The restaurant industry, including the fast food segment, is highly competitive. Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than does the Company. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl's Jr. and Sonic. Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado. Management of Good Times believes that these double drive-through restaurant chains will not expand into Colorado based on their publicly reported objectives and resources. However, the Company cannot assure you that they will not enter the Colorado market and become significant competitors of Good Times.

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

Trademarks

Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado and intends to register that mark in each state where it or a franchisee intends to open a restaurant. Good Times also intends to register its new mark "Good Times Burgers & Frozen Custard" with the State of Colorado. Good Times currently relies solely on common law trademark protection and state registration, which will not protect it against a prior user of the same or a similar mark. If prior use is established, Good Times may not be able to use its mark in the geographic area of the prior use. The Company is currently seeking Federal trademark registration rights to "Good Times" for restaurant use in the United States. While the mark is important to Good Times, unavailability of the mark in any particular geographic area into which it desires to expand operations may not necessarily preclude that expansion. However, name non-availability may preclude the economies and other advantages which may be available through nationwide or regional marketing and advertising.

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

Special Note About Forward-Looking Statements

Certain statements in this Form 10-KSB under "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. When we use the words such as "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors such as the risk factors discussed below which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Risk Factors

You should consider carefully the following risk factors before making an investment decision with respect to Good Times Restaurants securities.

We Have Accumulated Losses. We have incurred losses in every fiscal year since inception except 1999 and 2002 and as of September 30, 2002 we had an accumulated deficit of $9,220,000. As of September 30, 2002, we had working capital of $77,000.

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

The Hamburger Restaurant Market Is Highly Competitive. The hamburger restaurant market is highly competitive. Our competitors include many recognized national and regional fast-food hamburger restaurant chains such as McDonald's, Burger King, Wendy's, Carl's Jr. and Sonic. We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service. Most of our competitors have greater financial resources, marketing programs and name recognition. All of the major hamburger chains have increasingly offered selected food items and combination meals at discounted prices and have recently intensified their promotions of value priced meals. Continued discounting by competitors may adversely affect the revenues and profitability of our restaurants.

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

Our Board Of Directors Has Adopted A Shareholder Rights Plan. The plan makes it more difficult for a third party to acquire control of us without approval of the board of directors, even if the acquisition would be at a premium to the market price of our common stock. In addition, our articles of incorporation authorize the board of directors to issue without shareholder approval up to 5,000,000 shares of preferred stock. The issuance of preferred stock could make it more difficult for a third party to acquire us.

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

Item 2. Description of Property.

The Company currently leases approximately 3,350 square feet of space for its executive offices in Golden, Colorado for approximately $45,000 per year. The lease is for a three year term ending April 2005. The space is leased from The Bailey Company, a significant stockholder of the Company, at their corporate headquarters.

As of December 16, 2002, Good Times has an ownership interest in twenty Good Times units, all of which are located in Colorado. Nine of these restaurants are held in joint venture limited partnerships of which Good Times is the general partner and has a 50% interest in eight of the partnership restaurants and a 78% interest in one partnership restaurant. There are eleven Good Times units that are wholly owned by Good Times.

Most existing Good Times restaurants are free-standing structures containing approximately 880 square feet (except for three conversions of other fast food restaurants that are 1,700-2,500 square feet, one conversion of a double drive-through building to one of 1,900 square feet with seating, one prototype 2,300 square foot building with seating and one prototype 1,800 square foot building with seating) situated on lots of approximately 18,000 to 30,000 square feet. The underlying land is subject to ground leases at all but one of these locations. Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report. Good Times intends to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale leaseback agreements.

All of the restaurants are regularly maintained by the Company's repair and maintenance staff as well as by outside contractors, when necessary. Management believes that all of its properties are in good condition and that there will not be a need for significant capital expenditures to maintain the operational and aesthetic integrity of the Company's properties for the foreseeable future, other than recurring maintenance and periodic capital improvements. All of the Company's properties are covered up to replacement cost under its insurance policies and in the opinion of management are adequately covered by insurance.

Item 3. Legal Proceedings.

The Company is not involved in any material legal proceedings. The Company is subject to various lawsuits in the normal course of business. These lawsuits are not expected to have a material impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

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

Quarter Ended	High	Low
December 31, 2000	$2.25	$1.12
March 31, 2001	2.87	1.37
June 30, 2001	2.00	1.55
September 30, 2001	1.95	1.50
December 31, 2001	2.50	1.60
March 31, 2002	4.62	2.29
June 30, 2002	5.22	3.38
September 30, 2002	3.75	2.60

As of December 16, 2002 there were approximately 363 holders of record of Common Stock. However management estimates that there are not fewer than 1,400 beneficial owners of the Company's Common Stock. The NASDAQ symbol for the Common Stock is "GTIM".

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

Disclosure with Respect to the Company's Equity Compensation Plans

The Company maintains the 2001 Good Times Restaurants Stock Option Plan , pursuant to which it may grant equity awards to eligible persons, and has outstanding stock options granted under its 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan. In addition, in 1999 the Company issued a warrant to a significant Shareholder for the purchase of 25,000 shares of common stock at an exercise price of $4.00 per share. The warrant expires March 31, 2004. For additional information, see Note 9, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under the Company's plans and warrant as of September 30, 2002.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	545,770	$2.46	150,000
Equity compensation plans not approved by security holders	25,000	$4.00	0
Total	570,770	$2.53	150,000

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following selected financial data is derived from the Company's historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7 hereof.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company and Good Times for the fiscal years ended September 30, 2001 and 2002.

September 30,
Operating Data:	2001	2002

Total Restaurant Sales	$16,250,000	$17,128,000
Total Net Revenues	16,646,000	17,536,000

Restaurant Operating Costs:
Food and paper costs	5,741,000	5,481,000
Labor, occupancy and other	7,505,000	7,866,000
Depreciation and amortization	910,000	1,004,000
Total restaurant operating costs	14,156,000	14,351,000

Income From Restaurant Operations	2,490,000	3,185,000

Other Operating Expenses:
Selling, General and Administrative Expense	2,092,000	2,300,000
Loss (Gain) on disposal of restaurants and equipment	29,000	3,000
Total Other Operating Expenses	2,121,000	2,303,000

Income (Loss) from Operations	369,000	882,000

Other Income and (expenses)
Minority income (expense), net	(259,000)	(432,000)
Interest, net	(95,000)	(123,000)
Loss from store condemnation lawsuit	(46,000)	0
Other, net	(50,000)	(79,000)
Total other income and (expenses)	(450,000)	(634,000)

Net Income (loss) attributable to Common Shareholders	($81,000)	$248,000

Basic and Diluted Earnings Per Share	($.04)	$.11
Weighted average shares and equivalents used in per share calculations:
Basic	2,239,670	2,251,164
Diluted	2,239,670	2,323,769

Balance Sheet Data:
Working Capital	($190,000)	$77,000
Total assets	9,242,000	8,999,000
Minority Interest	1,071,000	1,004,000
Long-term debt	2,121,000	2,152,000
Stockholders' equity	$3,774,000	$4,066,000

Results of Operations

Net Revenues

Net revenues for the fiscal year ended September 30, 2002 increased $890,000 (5.3%) to $17,536,000 from $16,646,000 for the fiscal year ended September 30, 2001. Same store restaurant sales increased $905,000 or 5.8%, during fiscal 2002 for restaurants that were open for the full fiscal 2001 and 2002 periods. Restaurant sales decreased $27,000 due to one company owned restaurant in Silverthorne, Colorado. Net revenues increased $12,000 in fiscal 2002 due to a $40,000 increase in franchise royalties offset by a $28,000 decrease in franchise development fees.

Total restaurant sales for Good Times and its franchisees were $27,887,000 for fiscal 2002 compared to $26,376,000 for fiscal 2001.

Average restaurant gross sales for fiscal 2001 and 2002 were as follows:

	Fiscal 2001	Fiscal 2002
Company operated	$884,000	$921,000
Franchise operated	$802,000	$836,000
System total	$854,000	$888,000

Subsequent to fiscal 2002 year end, same store sales declined 15.8% in October and 12.4% in November due to: aggressive price discounting by the major fast food hamburger competitors; a general slowing of the Colorado economy; and comparisons to the prior year same store sales increases of 13.8% in October and 19.9% in November.

Food and Paper Costs

Food and paper costs for fiscal 2002 decreased $260,000 from $5,741,000 (35.3% of restaurant sales) to $5,481,000 (32.0% of restaurant sales). Food and paper costs decreased as a percentage of restaurant sales primarily due to commodity cost decreases in beef and dairy as well as from menu portion and pricing changes on select items.

Labor, Occupancy and Other Expenses

For fiscal 2002 labor, occupancy and other expenses increased $361,000 from $7,505,000 (46.2% of restaurant sales) to $7,866,000 (45.9% of restaurant sales), compared to fiscal 2001. The increase in labor, occupancy and other expenses is attributable to:

  Labor and other restaurant expenses are semi-variable expenses and increased as same store sales increased,
  An increase in the average wages for restaurant employees of approximately 2.4%,
  Property tax expense increase of $20,000 due to an increase in property values in the Denver metropolitan area, and
  Bank fees increase of $41,000 due to a greater number of customer transactions using credit cards.

Depreciation and Amortization Expenses

For fiscal 2002 depreciation and amortization expenses increased $94,000 from $910,000 to $1,004,000, compared to fiscal 2001. Depreciation expense increased primarily due to capital asset additions in fiscal 2001 and 2002 related to the frozen custard implementation.

Income from Restaurant Operations

For fiscal 2002 income from restaurant operations was $3,185,000 compared to $2,490,000 for fiscal 2001. Income from restaurant operations as a percentage of restaurant sales was 18.6% for fiscal 2002, an increase from 15.3% for fiscal 2001. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) as a percentage of restaurant sales was 24.7% for fiscal 2002 compared to 21.5% for fiscal 2001.

The increase in both income and cash flow from restaurants as a percentage of restaurant sales for fiscal 2002 was primarily a result of the 3.3% decrease in food and paper costs (as a percentage of restaurant sales). Income from restaurant operations reflect regional supervision, opening expenses and accretion of deferred rent of $332,000 for fiscal 2002 and $375,000 for fiscal 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $2,092,000 (12.9% of restaurant sales) in fiscal 2001 to $2,300,000 (13.4% of restaurant sales) in fiscal 2002. The increase in selling, general and administrative expenses is partially attributable to increased advertising expenses, which increased to $1,087,000 (6.3% of restaurant sales) for fiscal 2002 from $1,030,000 (6.3% of restaurant sales) for fiscal 2001, as well as an increase in general and administrative expenses, which increased to $1,213,000 (7.1% of restaurant sales) for fiscal 2002 from $1,062,000 (6.5% of restaurant sales) for fiscal 2001. The increase in general and administrative expenses is due to increases in salary, professional services and training expenses.

Management anticipates that fiscal 2003 advertising will consist primarily of radio advertising with on-site and point of purchase merchandising and will be approximately 6% of restaurant sales.

Income from Operations

Income from operations increased to $882,000 in fiscal 2002 compared to $369,000 in fiscal 2001. This increase was attributable to the increase in income from restaurant operations, offset by the increase in selling, general and administrative expenses for fiscal 2002.

Net Income (Loss)

Net income was $248,000 for fiscal 2002 compared to a net loss of ($81,000) for fiscal 2001. The change from fiscal 2001 to fiscal 2002 was primarily attributable to the increase in income from operations for fiscal 2002, offset by an increase in net interest expense of $28,000 in fiscal 2002 due to an increase in debt financing for the purchase of assets for the frozen custard implementation beginning in 2001. In addition, minority interest expense increased $173,000 due to increased income from restaurant operations of the joint venture restaurants for fiscal 2002.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2002, the Company had $1,172,000 of cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2003 will be sufficient to cover the Company's working capital requirements for fiscal 2003.

As of September 30, 2002, the Company had working capital of $77,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Good Times restaurants are opened.

Capital Expenditures

The Company is currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and is negotiating debt and sale leaseback financing for the development of those restaurants. The Company anticipates opening two Company owned restaurants in fiscal 2003 and five to seven franchised restaurants. Additionally, management anticipates upgrading several of the Company's point of sale systems and implementing a new management information system (MIS). A portion of the MIS and point of sale capital expenditures will be funded from cash flow from operations and a portion from debt or lease financing.

Financing Transactions

In fiscal 2001 the Company entered into a loan agreement with GE Capital, which provided for $1,200,000 in long term financing for the equipment, signage and building remodels related to the introduction of frozen custard in all company-owned and joint-venture restaurants. The balance outstanding under this note was $1,089,000 at September 30, 2002.

In January 2002 the Company secured $175,000 in debt financing through GE Capital for the purpose of lending these funds to the Company's franchisees to purchase signage related to the frozen custard implementation. Through September 30, 2002 the Company had loaned all of the $175,000 to five separate franchisees. The Company has secured and personally guaranteed notes receivable from each franchisee bearing a higher rate of interest than the Company is obligated to pay under the GE Capital note. During fiscal 2003, the Company anticipates entering into additional debt financing arrangements for the development of new company-owned restaurants on leased and purchased properties. The Company also anticipates establishing a line of credit for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some may be subleased to franchisees.

Cash Flows

Net cash provided by operating activities was $1,155,000 for fiscal 2002 compared to $1,348,000 in fiscal 2001. The decreased net cash provided by operating activities for fiscal 2002 was the result of an increase in the net income to $248,000 and non-cash reconciling items totaling $907,000 (comprised principally of depreciation and amortization of $1,023,000, minority interest of $432,000 and decreases in operating assets and liabilities totaling $548,000, principally a decrease in accounts payable of $440,000 due to the timing of year end accounts payable balances).

Net cash used in investing activities in fiscal 2001 was $1,553,000, which reflects payments for the purchase of property and equipment of $1,692,000. The Company uses cash in investing activities for capital expenditures consisting primarily of expenditures for the development of new Good Times restaurants and refurbishment of existing restaurants. In fiscal 2001 capital expenditures related to the implementation of frozen custard were $1,363,000.

Net cash used in investing activities in fiscal 2002 was $949,000, which reflects payments for the purchase of property and equipment of $807,000, and loans made to franchisees (net of payments received) of $142,000. In fiscal 2002 capital expenditures related to the implementation of frozen custard were $525,000 and capital expenditures related to preliminary site costs for new stores were $205,000.

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

Net cash used in financing activities in fiscal 2002 was $436,000, which includes principal payments on notes payable and long term debt of $278,000, net repayments on lines of credit of $132,000, borrowings on notes payable and long-term debt of $447,000, distributions to minority interests in partnerships of $564,000, contributions from minority interests in partnerships of $64,000, and proceeds from the exercise of stock options of $27,000.

Contingencies

The Company remains contingently liable on one Las Vegas restaurant lease that has been subleased. Management anticipates minimal future losses from the Las Vegas lease contingency. The Company is also contingently liable on several ground leases that have been subleased or assigned to franchisees. The Company has never experienced any losses nor does it anticipate any future losses from these contingent lease liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $315,000.

The Company intends to enter into additional restaurant subleases to franchises in fiscal 2003 whereby the Company purchases and develops a restaurant site, sells it to a third party investor under a sale leaseback agreement and then subleases it to a franchisee. The Company will remain contingently liable for all or a portion of the lease obligation.

Critical Accounting Policies and Estimates

The Company evaluates the collectability of its note receivables from franchisees. Historically, such amounts have been fully repaid and the Company believes the collateral and guarantees are adequate to provide for future payments; therefore no allowance for amounts estimated to be uncollected have been provided. The Company also periodically reviews its long-term assets for potential impairment as well as their estimated remaining life. Historically, the Company has not been required to impair its long-term assets nor revise their estimated life, however, the restaurant industry is extremely competitive and the Company continues to be responsive to changes in its operating environment. Therefore such estimates are considered significant and subject to change.

New Accounting Pronouncements

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

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"(SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS146 is not expected to have a material effect on the Company's financial position or results of its operations.

INDEX TO FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiary: Page

Independent Auditor's Report	F 2
Consolidated Balance Sheet September 30, 2002	F 3
Consolidated Statements of Operations For the Years Ended September 30, 2001 and 2002	F 5
Consolidated Statement of Stockholders' Equity For the Period from October 1, 2000 through
September 30, 2002	F6
Consolidated Statements of Cash Flows For the Years Ended September 30, 2001 and 2002	F 7
Notes to Consolidated Financial Statements	F 8

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and

Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2001 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2002, and the results of their operations and their cash flows for the years ended September 30, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Hein + Associates LLP

Denver, Colorado

November 4, 2002

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002

ASSETS

Current Assets:
Cash and cash equivalents	$ 971,000
Investments, at fair value	201,000
Notes receivable	59,000
Receivables and other	119,000
Inventories	96,000
Total current assets	1,446,000

Property and Equipment, at cost:
Land and building	4,598,000
Leasehold improvements	2,735,000
Fixtures and equipment	5,157,000
12,490,000
Less accumulated depreciation and amortization	(5,532,000)
6,958,000
Other Assets:
Notes receivable	499,000
Other	96,000
595,000

Total Assets	$ 8,999,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2002

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 417,000
Accounts payable	203,000
Deferred income	66,000
Other accrued liabilities	683,000
Total current liabilities	1,369,000

Long-Term Liabilities:
Debt, net of current portion	2,152,000
Deferred liabilities	408,000
Total long-term liabilities	2,560,000

Minority Interests in Partnerships	1,004,000

Commitments and Contingencies (Note 4)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized, 2,262,610 shares issued and outstanding	2,000
Capital contributed in excess of par value	13,284,000
Accumulated deficit	(9,220,000)
Total stockholders' equity	4,066,000

Total Liabilities and Stockholders' Equity	$ 8,999,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2001	2002
Net Revenues:
Restaurant sales	$ 16,250,000	$ 17,128,000
Area development and franchise fees	28,000
Franchise royalties	368,000	408,000
Total net revenues	16,646,000	17,536,000
Restaurant Operating Costs:
Food and paper costs	5,741,000	5,481,000
Restaurant labor costs	4,987,000	5,297,000
Restaurant occupancy costs	1,922,000	1,966,000
Accretion of deferred rent	39,000	31,000
Other restaurant operating costs	503,000	568,000
Opening expenses	54,000	4,000
Depreciation and amortization	910,000	1,004,000
Total restaurant operating costs	14,156,000	14,351,000
Income from Restaurant Operations	2,490,000	3,185,000
Other Operating Expenses:
General and administrative	1,062,000	1,213,000
Advertising	1,030,000	1,087,000
Loss on disposal of restaurants and equipment	29,000	3,000
Total other operating expenses	2,121,000	2,303,000
Income From Operations	369,000	882,000
Other Expenses:
Interest, net	(95,000)	(123,000)
Minority interest in income of partnerships	(259,000)	(432,000)
Loss from store condemnation lawsuit	(46,000)
Other, net	(50,000)	(79,000)
Total other expenses, net	(450,000)	(634,000)
Net Income (Loss)	$ (81,000)	$ 248,000
Basic Earnings (Loss) Per Share	$ (.04)	$ .11
Diluted Earnings (Loss) Per Share	$ (.04)	$ .11
Weighted Average Common Shares Outstanding:
Basic	2,239,670	2,251,164
Diluted	2,239,670	2,323,769

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2000 THROUGH SEPTEMBER 30, 2002

	Common Stock		Capital in
	Issued Shares	Par Value	Excess of Par Value	Accumulated Deficit	Total

Balances, October 1, 2000	2,226,995	$ 2,000	$ 13,221,000	$ (9,387,000)	$ 3,836,000

Stock issued to employee benefit plan	15,268		19,000		19,000
Net loss			-	(81,000)	(81,000)

Balances, September 30, 2001	2,242,263	2,000	13,240,000	(9,468,000)	3,774,000

Stock issued to employee benefit plan	9,767		17,000		17,000
Stock issued for exercised stock options	10,580		27,000		27,000
Net income	/U>			248,000	248,000

Balances, September 30, 2002	2,262,610	$ 2,000	$ 13,284,000	$ (9,220,000)	$ 4,066,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2001	2002
Cash Flows from Operating Activities:
Net income (loss)	$ (81,000)	$ 248,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	921,000	1,023,000
Accretion of deferred rent	39,000	31,000
Minority interest	259,000	432,000
Loss (gain) on disposal of property, restaurants and equipment, net	35,000	3,000
Loss on sale of assets	4,000
Loss on condemnation lawsuit	27,000
Common stock issued to 401(k) Plan for Company match	19,000	17,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	85,000	(52,000)
Inventories	(11,000)
Prepaid expenses and other	16,000	(11,000)
(Decrease) increase in:
Accounts payable	64,000	(440,000)
Accrued and other liabilities	(29,000)	(96,000)
Net cash provided by operating activities	1,348,000	1,155,000
Cash Flows Used In Investing Activities:
Payments for the purchase of property and equipment	(1,692,000)	(807,000)
Proceeds from sale of assets	3,000
Proceeds from sale of investments	101,000
Loans made to franchisees and to others	(36,000)	(181,000)
Payments received on loans to franchisees and to others	71,000	39,000
Net cash used in investing activities	(1,553,000)	(949,000)
Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long-term debt	(144,000)	(278,000)
Borrowings on notes payable and long-term debt	934,000	447,000
Net repayments on line-of-credit	(120,000)	(132,000)
Proceeds from exercise of stock options		27,000
Distributions paid to minority interests in partnerships	(423,000)	(564,000)
Contributions from minority interest in partnerships	33,000	64,000
Net cash provided by (used in) financing activities	280,000	(436,000)
Increase (Decrease) in Cash and Cash Equivalents	75,000	(230,000)
Cash and Cash Equivalents, beginning of period	1,126,000	1,201,000
Cash and Cash Equivalents, end of period	$ 1,201,000	$ 971,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 145,000	$ 186,000

  Organization and Summary of Significant Accounting Policies:

  Organization Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

  Drive Thru commenced operations in 1986 and, as of September 30, 2002, operates 20 company-owned and joint venture drive-thru fast food hamburger restaurants. The Company's restaurants are located in Colorado. In addition, Drive Thru has 14 franchises operating in Colorado and 1 in Boise, Idaho, and is offering franchises for development of additional Drive Thru restaurants.

  Principles of Consolidation The consolidated financial statements include the accounts of Good Times, its subsidiary and certain limited partnerships that are approximately 50% owned, in which the Company exercises control as general partner. All intercompany accounts and transactions are eliminated. The unrelated limited partners' equity of each partnership has been recorded as minority interest in the accompanying consolidated financial statements.

  Opening Costs Opening costs are expensed as incurred.

  Cash and Cash Equivalents The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

  Investments Investments are accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to SFAS No. 115, the Company's investments are classified as available-for-sale based on management's intent. Investments classified as available-for-sale are stated at market value, with unrealized gains and losses, net of applicable income taxes, reported as a separate component of stockholder's equity. These investments are comprised of primarily certificates of deposit (CDs). The fair market value of these investments approximates their costs and there are no material unrealized gains or losses.

  Inventories Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of restaurant food items and related paper supplies.

  Property and Equipment Depreciation is recognized on the straight-line method over the estimated useful lives of the assets or the lives of the related leases, if shorter, as follows:

Building	15 years
Leasehold improvements	7-15 years
Fixtures and equipment	3-8 years

  Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

  Impairment The Company follows SFAS No. 121, when assessing properties for impairment. The undiscounted cash flows are compared to the net book value on a restaurant-by-restaurant basis. If the undiscounted cash flows are less than the net book value, the restaurant is written down to its fair market value.

  Sales of Restaurants and Restaurant Equity Interests Sales of restaurants or non-controlling equity interests in restaurants developed by the Company are accounted for under the full accrual method or the installment method. Under the full accrual method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete without further contingencies. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Under the installment method, gain is recognized as principal payments on the related notes receivable are collected.

  Deferred Liabilities Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $370,000 as of September 30, 2002) has been reflected in the accompanying consolidated balance sheet as a deferred liability. The remaining balance includes a deferred gain of $38,000 on the sale of a restaurant.

  Advertising The Company incurs advertising expense in connection with marketing of its restaurant operations. Advertising costs are expensed the first time the advertising takes place.

  Franchise and Area Development Fees Individual franchise fee revenue is deferred when received and is recognized as income when the Company has substantially performed all of its obligations under the franchise agreement and the franchisee has commenced operations. Area development fees and related direct expenses are recognized ratably upon opening of the applicable restaurants. Continuing royalties from franchisees, which are a percentage of the gross sales of franchised operations, are recognized as income when earned. Franchise development expenses, which consist primarily of legal costs and restaurant opening expenses associated with developing and opening franchise restaurants, are expensed against the related franchise fee income.

  Statement of Cash Flows For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Income Taxes Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

  Net Income (Loss) Per Common Share The income (loss) per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, which includes approximately 571,000 options and warrants (see Note 9), of which approximately 272,000 were considered dilutive.

  Financial Instruments and Concentrations of Credit Risk Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as the primary leasee of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees (see Note 4).

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, investments and receivables. At September 30, 2002, notes receivable totaled $558,000 and were from six entities. Additionally, the Company has other current receivables of $112,000, which includes $40,000 in current franchise receivables.

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

  Comprehensive Income (Loss) Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held to maturity investments. The Company's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

  Accounting Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

  New Accounting Pronouncements In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

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

  In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

  In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

  Notes Receivable:

  Notes receivable consists of the following as of September 30, 2002:

  Notes receivable from franchisees related to the sale of restaurants, 7% to 12%, monthly payments of principal and interest are due in the amount of approximately $4,000 with the final payment due in 2008 collateralized by a second interest in a building and equipment and guaranteed by an individual.

$ 357,000
Notes receivable from franchisees related to installation of certain equipment, 10%, monthly payments of principal and interest are due in the amount of approximately $3,000 with final payment in 2009 collateralized by all fixtures and equipment of the related restaurants.	201,000
558,000
Less current portion.	(59,000)
$ 499,000

  Debt:

  Note payable with GE Capital Business Asset Funding with monthly payments of principal and interest (7.83%) due in the amount of $18,600 with the final payment due in November 2008. The loan is collateralized by the building, leasehold interest and equipment of two Good Times Restaurants and all custard equipment and signage purchased under the note.

$ 1,089,000

  Note payable with GE Capital Business Asset Funding for the development of one Good Times Restaurant. The loan is 50% guaranteed by a significant stockholder (see Note 7). Monthly payments of principal and interest are due in the amount of $8,000 with the final payment due in November 2014. The interest rate on the note is variable based on the average yield on 30-day financial commercial paper plus 3%. The interest rate at September 30, 2002 was 6.5%. At the option of the Company through August 2004, the interest rate may be converted to a fixed rate equal to the 10-year treasury bill rate plus 3%, with a floor of 8%, collateralized by land, building and equipment of the related Good Times Restaurant.

622,000

Line of Credit with Merrill Lynch Business Financial Services (fully extended) providing for monthly principal reductions ranging from 1.07% to 1.53% of the original amount borrowed until 2007 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate (4.47% at September 30, 2002) collateralized by the building, leasehold interest and equipment at one Good Times Restaurant.	442,000
Line of Credit with Merrill Lynch Business Financial Services (fully extended) providing for monthly principal reductions ranging from 1.65% to 1.96% of the original amount borrowed until 2005 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate (4.47% at September 30, 2002). The loan is guaranteed by a significant stockholder (see Note 7), collateralized by equipment at one Good Times Restaurant.	141,000
Note payable with GE Capital Business Asset Funding with monthly principal and variable interest (interest rate at September 30, 2002 was 5.74%), with the final payment due January 2009. Through January 2004, the Company has the option to fix the interest rate at 3.75%, plus the weekly average of five year U.S. Dollar Interest Rate Swaps. The loan is collateralized by the building, leasehold interest and equipment at one Good Times Restaurant.	161,000
Note payable with GE Capital Business Asset Funding by a limited partnership, of which the Company is the general partner, interest (7.75%) and principal payable monthly, with the final payment due in August 2004. This note is guaranteed by the Company, and the limited partner who is also a significant stockholder (see Note 7), collateralized by the building, leasehold interest and equipment of the associated Good Times Restaurant.	64,000
Capital lease obligations, primarily for computers and equipment, payable monthly in installments with interest ranging from 8.79% to 10.14%, with leases expiring between May 2003 and August 2007.	44,000
Other, various terms.	6,000
2,569,000
Less current portion.	(439,000)
$ 2,130,000

  As of September 30, 2002, principal payments on debt, excluding capital lease payments, over the next five years are as follows:

Years Ended September 30,

2003	$ 387,000
2004	410,000
2005	379,000
2006	376,000
2007	333,000
Thereafter	640,000
$ 2,525,000

  The Company leases certain equipment under capital leases. The liabilities under capital leases are recorded at the present value of the minimum lease payments.

  Future minimum lease payments due as of September 30, 2002 are as follows:

2003	$ 31,000
2004	4,000
2005	4,000
2006	4,000
2007	5,000
48,000
Less amount representing interest	(4,000)
Present value of future minimum lease payments	$ 44,000

  The net book value of the equipment under capital leases at September 30, 2002 is approximately $119,000.

  In connection with certain of the above loans, the Company has agreed to certain covenants, which includes minimum tangible net worth and minimum cash flows, as defined in the agreements. As of September 30, 2002, the Company was in compliance with its loan covenants.

  Commitments and Contingencies:

  The Company's office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. The Company paid no material amounts as a result of these provisions.

  Following is a summary of operating lease activities:

Operating Leases 2002

Minimum rentals	$ 1,382,000
Less sublease rentals	(321,000)

Net rent paid	$ 1,061,000

  As of September 30, 2002, future minimum rental commitments required under Good Times and Drive Thru operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Operating Leases

2003	$ 1,413,000
2004	1,378,000
2005	1,267,000
2006	1,152,000
2007	1,170,000
Thereafter	7,531,000
13,911,000

Less sublease rentals	(2,513,000)

$ 11,398,000

  The Company remains contingently liable for $141,000 on one lease of a restaurant that was previously sold, which has been included in the future minimum rental commitment schedule above. The Company is also a guarantor on a Small Business Administration loan to a franchisee for approximately $315,000.

  Managed Limited Partnerships:

  Drive Thru is the general partner of certain limited partnerships that were formed to develop Drive Thru restaurants. Limited partner contributions have been used to construct new restaurants. Drive Thru, as a general partner, generally receives an allocation of approximately 50% of the profit and losses and a fee for its management services. The limited partners equity has been recorded as a minority interest in the accompanying consolidated financial statements.

  Income Taxes:

  Deferred tax assets (liabilities) are comprised of the following at September 30, 2002:

	Current	Long Term
Deferred assets (liabilities):
Partnership basis difference	$	$ 456,000
Tax effect of net operating loss carryforward		1,664,000
Property and equipment basis differences		(678,000)
Other accrued liability difference	14,000	22,000
Net deferred tax assets	14,000	1,464,000
Less valuation allowance*	(14,000)	(1,464,000)
Net deferred tax assets	$	$

  ________________________

  * The valuation allowance decreased by $121,000 during the year ended September 30, 2002.

  The Company has no taxable income under Federal and state tax laws. Therefore, no provision for income taxes was included. The Company has net operating loss carryforwards of approximately $4,462,000 for income tax purposes which expire from 2003 through 2021. The use of these net operating loss carryforwards may be restricted due to changes in ownership.

  Total income tax expense for the years ended 2001 and 2002 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2001	2002

Total expense (benefit) computed by applying the U.S. statutory rate (34%)	$ (28,000)	$ 84,000
Effect of net operating loss carryforward	25,000	(182,000)
Other	3,000	98,000

Provision for income taxes	$	$

  Related Parties:

  A significant stockholder has entered into a co-development agreement with the Company as well as two franchise and management agreements. The Company also leases office space from this shareholder under a lease agreement which exists until 2005. Rent paid to the stockholder in 2001 and 2002 was $44,000 and $45,000, respectively. The shareholder and the Company have guaranteed a loan made to the co-development partnership in the amount of $64,000 at September 30, 2002. The stockholder's construction division has performed remodeling for the Company. The Company believes these transactions are at fair market value. Two of the Company's Board members are principals of the stockholder.

  In connection with the guarantee of a loan (see Note 3), the Company has agreed to pay the guarantors an annual fee in the amount of 1% of the average outstanding guaranteed portion of the principal in cash or 1.5% of the average outstanding principal in common stock, and has agreed to issue a warrant to purchase 426,667 shares at $.0001 per share which is only exercisable in the event of the bankruptcy of the Company. The warrant expires when the loan has been repaid and the significant shareholder is no longer a guarantor. Total guarantee fees paid to the stockholder were $7,000 and $6,000 in fiscal 2001 and 2002, respectively.

  Stockholders' Equity:

  The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

  Stock-Based Compensation:

  The Company has a stock option plan (the 2001 Stock Option Plan) whereby 150,000 shares are available for future grants as either incentive stock options or non-statutory stock options. As of September 30, 2002, options for the purchase of 423,770 shares and 122,000 shares of common stock are outstanding under the Company's 1992 Incentive Stock Option Plan and the 1992 Non-Statutory Stock Option Plan, respectively. In fiscal 2002, 10,580 options were exercised.

  The following is a summary of activity under these stock option plans for the years ended September 30, 2001 and 2002.

  Incentive Stock Options - Activity for incentive stock options is summarized below.

	2001		2002
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	314,971	$ 2.92	328,970	$ 2.83
Canceled	(7,600)	$ 2.45	(2,520)	$ 2.10
Exercised			(580)	$ 2.52
Granted	21,600	$ 1.38	97,900	$ 1.75
Outstanding, end of year	328,971	$ 2.83	423,770	$ 2.58

  Subsequent to year end, the Company granted 28,160 options to employees at an exercise price of $2.70.

  For all incentive stock options granted during 2001 and 2002, the weighted average fair value per option was approximately $1.15 and $1.35, respectively. All options granted in 2001 and 2002 had an exercise price equal to the market price on the date of grant.

  Options will become exercisable as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

Options exercisable at 2002	203,545	$ 2.80
2003	88,428	$ 2.90
2004	56,037	$ 2.46
2005	37,040	$ 1.67
2006	38,720	$ 1.75

Total	423,770

  If not previously exercised, options outstanding at September 30, 2002 will expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2007	68,000	$ 2.50
2008	32,980	$ 2.50
2009	129,300	$ 3.13
2010	76,690	$ 3.12
2011	19,800	$ 1.38
2012	97,000	1.75

Total	423,770

  Non-Qualified Stock Options - The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 2001 and 2002:

	2001		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	60,001	$ 2.52	72,001	$ 2.33
Granted	12,000	$ 1.38	59,999	$ 1.75
Exercised			$(10,000)	$ 2.50

Outstanding, end of year	72,001	$ 2.33	122,000	$ 2.05

  Subsequent to year end, the Company granted 12,000 options at an exercise price of $2.70 to directors.

  For all non-qualified stock options granted during 2001 and 2002, the weighted average fair value per option was approximately $0.98 and $1.19, respectively. The outstanding options at September 30, 2001 and 2002 had weighted average exercise prices of $2.33 and $2.05, respectively. All non-qualified stock options were granted at an exercise price equal to market price on the date of grant.

  All outstanding non-qualified options were exercisable at September 30, 2002. If not previously exercised, non-qualified options outstanding at September 30, 2002 will expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2003	4,000	$ 2.50
2004	34,001	$ 2.31
2005	12,000	$ 3.12
2006	12,000	$ 1.38
2007	59,999	$ 1.75

Total	122,000

  Stock Purchase Warrants In a prior year, the Company granted 25,000 warrants at an exercise price of $4.00. All outstanding warrants were exercisable at September 30, 2002. If not previously exercised, all warrants will expire in 2004.

  The Company has contingently issuable warrants for the purchase of 426,667 shares of common stock (see Note 7).

  Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.

	Year Ended September 30,
	2001	2002
Net income (loss) applicable to common stockholders:
As reported	$ (81,000)	$ 248,000
Pro forma	(225,000)	23,000
Net income (loss) per common share:
As reported	$ (.04)	$ .11
Pro forma	(.10)	.01

  The fair value of each employee option granted in 2001 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2001	2002

Expected volatility	116%	104%
Risk-free interest rate	6.0%	5%
Expected dividends
Expected terms (in years)	3-5	3-5

  Retirement Plan:

The Company has a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company issued 9,767 shares of its common stock in matching contributions in fiscal 2002. All future matching contributions will be made in cash.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the two most recent fiscal years, Good Times Restaurants has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

PART III

Items 9-12.

The information required by Items 9 through 12 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held on January 24, 2003.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit Description

3.1 Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant's Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2 Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3 Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 000-18590) incorporated herein by reference)

3.4 Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

4.1 Shareholder Rights Plan dated as of February 24, 1998 (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

4.2 Amendment No. 1 to Shareholder Rights Plan dated effective as of September 21, 1999 (previously filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 14, 1999 (File No. 000-18590) and incorporated herein by reference)

4.3 Amendment No. 2 to Shareholder Rights Plan dated effective as of October 31, 2001 (previously filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated November 15, 2001 (File No. 000-18590) and incorporated herein by reference)

10.1 Form of Promissory Note dated November 3, 1995 by and between '' Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants Inc. as guarantor in the amount of $254,625 (previously filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.2 Form of Promissory Note dated November 3, 1995 by and between '' Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants as guarantor in the amount of $104,055 (previously filed as Exhibit 10.35 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.3 Registration Rights Agreement dated May 31, 1996 regarding registration rights of the common stock issuable upon conversion of the Series A Convertible Preferred Stock (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.4 Amendment and Agreement regarding Series A Convertible Preferred Stock by and between Good Times Restaurants Inc. and The Bailey Company dated December 3, 1997, effective as of October 31, 1997 (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.5 Indemnification by Dr. Kenneth Dubach to Good Times Good Times Inc. dated December 10, 1996 with respect to the promissory note of the Boise Co-Development Limited Partnership dated November 3, 1995 in the original amount of $254,625 and the promissory note dated November 3, 1995 in the original amount of $104,055 (previously filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.6 Office lease (previously filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.7 The Bailey Company Guaranty Agreement (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.8 1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.9 1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.10 The Bailey Company Private Placement Letter Agreement dated March 12, 1999 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (File No. 000-18590) and incorporated herein by reference)

10.11 Warrant dated April 15, 1999 Issued to The Bailey Company, LLLP for the Purchase of 25,000 Shares of Common Stock of Good Times Restaurants Inc. (previously filed as Exhibit 4.2 to Amendment No. 4 to Schedule 13D filed on June 7, 1999 by The Bailey Company, LLLP, The Erie County Investment Co., and Paul T. Bailey (File No. 005-42729) and incorporated herein by reference)

10.12 Merrill Lynch Commitment Letter dated November 17, 1999 for Line of Credit (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 000-18590) and incorporated herein by reference)

10.13 GE Capital Term Note dated November 14, 2001 (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 000-18590) and incorporated herein by reference)

10.14 GE Capital Note dated November 14, 20012 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 (File No. 000-18590 and incorporated herein by reference)

10.15 2001 Stock Option Plan (previously filed as Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on August 20, 2002 (Registration No. 333-98407) and incorporated herein by reference

10.16 *Employment Agreement dated October 3, 2001 between Registrant and Boyd E. Hoback

21.1 Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

23.1 *Consent of HEIN + ASSOCIATES LLP

*Filed herewith.
  Reports on Form 8-K. There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended September 30, 2002.

Item 14. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Controller, who currently performs the functions of principal financial officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that the Company's disclosure controls and procedures are effective for the purposes discussed above. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
Date: December 16, 2002	By: /s/ Boyd E. Hoback
Boyd E. Hoback, President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey R. Bailey	Chairman of the Board	December 16, 2002
Geoffrey R. Bailey

/s/ Boyd E. Hoback	President and Chief Executive Officer	December 16, 2002
Boyd E. Hoback	and Director

/s/ Susan Knutson	Controller	December 16, 2002
Susan Knutson	(principal accounting and financial officer)

/s/ Dan W. James II	Director	December 16, 2002
Dan W. James II

/s/ David E. Bailey	Director	December 16, 2002
David E. Bailey

/s/ Thomas P. McCarty	Director	December 16, 2002
Thomas P. McCarty

/s/ Alan A. Teran	Director	December 16, 2002
Alan A. Teran

/s/ Richard J. Stark	Director	December 16, 2002
Richard J. Stark

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Boyd E. Hoback, certify that:

1. I have reviewed this annual report on Form 10-KSB of Good Times Restaurants Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Boyd E. Hoback

Boyd E. Hoback

President and Chief Executive Officer

December 16 2002

CERTIFICATION OF THE CONTROLLER

I, Susan M. Knutson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Good Times Restaurants Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Susan M. Knutson

Susan M. Knutson

Controller (principal financial officer)

December 16, 2002