Form 10QSB
period 2002-12-31
GOOD TIMES RESTAURANTS INC
filed 2003-02-12
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2002
Commission file number: 0-18590

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at February 2003.

2,262,610 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended December 31, 2002
	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3 - 4
	For the three months ended December 31, 2002 and September 30, 2002

	Consolidated Statements of Operations -	5
	For the three months ended December 31, 2002 and 2001

	Consolidated Statements of Cash Flow -	6
	For the three months ended December 31, 2002 and 2001

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis	8 - 12

Item 3.	Controls and Procedures	12

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information.	13

Item 6.	Exhibits and Reports on Form 8-K	13

	SIGNATURES	14

	CERTIFICATIONS	15 - 16

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2002	September 30, 2002
CURRENT ASSETS:
Cash and cash equivalent	$ 831,000	$ 971,000
Investments, at fair value	200,000	201,000
Receivables and other	123,000	119,000
Inventories	108,000	96,000
Notes receivable	57,000	59,000
Total current assets	1,319,000	1,446,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	4,627,000	4,598,000
Leasehold improvements	2,743,000	2,735,000
Fixtures and equipment	5,170,000	5,157,000
	12,540,000	12,490,000

Less accumulated depreciation and amortization	(5,766,000)	(5,532,000)
	6,774,000	6,958,000
OTHER ASSETS:
Notes receivable, net of current portion	488,000	499,000
Deposits & other	91,000	96,000
	579,000	595,000

TOTAL ASSETS	$8,672,000	$8,999,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 423,000	$ 417,000
Accounts payable	199,000	203,000
Deferred income	17,000	66,000
Accrued liabilities - other	685,000	683,000
Total current liabilities	1,324,000	1,369,000

LONG-TERM LIABILITIES:
Debt, net of current portion	2,038,000	2,152,000
Deferred liabilities	413,000	408,000
Total long-term liabilities	2,451,000	2,560,000

MINORITY INTERESTS IN PARTNERSHIPS	968,000	1,004,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
	December 31,	September 30,
	2002	2002
STOCKHOLDERS' EQUITY: Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding. Common stock, $.001 par value; 50,000,000 shares authorized, 2,262,610 shares issued and outstanding as of December 31, 2002 and 2,262,610 shares issued and outstanding as of September 30, 2002	2,000	2,000

Capital contributed in excess of par value	13,284,000	13,284,000
Accumulated deficit	(9,357,000)	(9,220,000)
Total stockholders' equity	3,929,000	4,066,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,672,000	$8,999,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
	2002	2001

NET REVENUES:
Restaurant sales, net	$3,661,000	$4,251,000
Franchise revenues, net	82,000	86,000
Total net revenues	3,743,000	4,337,000

RESTAURANT OPERATING EXPENSES:
Food & paper costs	1,156,000	1,366,000
Labor, occupancy & other	1,746,000	1,826,000
Opening expenses	0	3,000
Accretion of deferred rent	6,000	8,000
Depreciation & amortization	239,000	235,000
Total restaurant operating costs	3,147,000	3,438,000

INCOME FROM RESTAURANT OPERATIONS	596,000	899,000

OTHER OPERATING EXPENSES:
Selling, general & administrative expenses	656,000	683,000

INCOME (LOSS) FROM OPERATIONS	(60,000)	216,000

OTHER INCOME & (EXPENSES)
Minority income (expense), net	(53,000)	(122,000)
Interest, net	(25,000)	(32,000)
Other, net	1,000	0
Total other income & (expenses)	(77,000)	(154,000)

NET INCOME (LOSS)	($ 137,000)	$ 62,000

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE	$ (.06)	$ .03

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION:

BASIC	2,262,610	2,245,873

DILUTED	N/A	2,260,868

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	($137,000)	$62,000
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	255,000	246,000
Accretion of deferred rent	6,000	8,000
Minority interest	53,000	122,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	35,000	0
Inventories	(12,000)	(24,000)
Prepaid expenses and other	(35,000)	(5,000)
(Decrease) increase in:
Accounts payable	(5,000)	(311,000)
Accrued and other liabilities	(48,000)	(60,000)
Net cash provided by operating activities	112,000	38,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(69,000)	(310,000)
Payments received on loans to franchisees and to others	13,000	42,000
Net cash used in investing activities	(56,000)	(268,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(75,000)	(52,000)
Borrowings on notes payable and long- term debt	0	266,000
Net repayments on line-of-credit	(33,000)	(32,000)
Common stock issued to 401(k) Plan for Company match	0	18,000
Distributions paid to minority interests in partnerships	(89,000)	(153,000)
Contributions from minority interest in partnerships	0	25,000
Net cash used in investing activities	(197,000)	72,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVAENTS	($141,000)	$(158,000)

CASH AND CASH EQUIVALENTS, beginning of period	$1,172,000	$1,201,000

CASH AND CASH EQUIVALENTS, end of period	$1,031,000	$1,043,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 41,000	$ 44,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2002, the results of its operations and its cash flow for the three month period ended December 31, 2002. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

The consolidated balance sheet as of September 30, 2002 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2002.

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

The Company had thirty-six restaurants open at December 31, 2002 of which sixteen were franchised or licensed units, nine joint-venture units and eleven company-owned units compared to thirty-five units open at December 31, 2001, of which fifteen were franchised or licensed units, nine joint-venture units and eleven company-owned units. In November 2002, a franchise unit opened in Laramie, Wyoming. The Company entered into two development agreements in late fiscal 2002 for the development of fourteen new restaurants through fiscal 2005 for the Denver and Colorado Springs markets. The Company has signed franchise agreements for five of these restaurants. Management anticipates that the Company and its franchisees will develop a total of seven to eight Good Times units in the Denver and Colorado Springs metropolitan areas in 2003.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months ended December 31, 2001 and the results of the Company for the three months ended December 31, 2002.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2002 decreased $594,000 (13.7%) to $3,743,000 from $4,337,000 for the three months ended December 31, 2001. Same store restaurant sales decreased $583,000, or (14.3%), during the three months ended December 31, 2002 for restaurants that were open for the full periods ending December 31, 2002 and December 31, 2001. Same store sales were negatively impacted by several factors; 1) in the prior year period same store sales had increased 12.4% due primarily to the introduction of the frozen custard product, 2) heavy discounting within the fast food industry during the three months ended December 31, 2002, 3) lower levels of media spending by the Company compared to the same prior year period. Management is committed to not discounting its core product and views the competitive discounting as a relatively short term factor. Subsequent to December 31, 2002, January same store sales decreased (8.5%) compared to a same store sales increase in the prior year of 10.2%. For the period February 2002 to September 2002 same store sales increased 4.20% over the same prior year period. Restaurant sales decreased $7,000 due to one non-traditional company-owned restaurant not included in same store sales. Franchise revenues, net of franchise expenses, decreased $4,000 for the three months ended December 31, 2002 due to an increase in franchise fees offset by a decrease in franchise royalties and licensing fees.

Food and Paper Costs

For the three months ended December 31, 2002 the Company's food and paper costs decreased $210,000 to $1,156,000 from $1,366,000 primarily due to decreased restaurant sales. Food and paper costs decreased to 31.6% of restaurant sales for the three months ended December 31, 2002, compared to 32.1% for the same prior year period. Food and paper costs decreased as a percentage of restaurant sales primarily due to an increase in vendor rebates.

Labor, Occupancy and Other Expenses

For the three months ended December 31, 2002 the Company's labor, occupancy and other expenses decreased $80,000 to $1,746,000 (47.7% of restaurant sales) from $1,826,000 (43% of restaurant sales) compared to the same prior year period. The increase in labor, occupancy and other expenses as a percent of restaurant sales is due to the largely fixed nature of these expenses. As sales decrease the percentage of labor, occupancy and other expenses to restaurant sales increases.

The $80,000 decrease in labor, occupancy and other expenses for the three months ended December 31, 2002 is primarily attributable to the decrease in restaurant sales of $590,000 offset by an increase of $16,000 in property tax expense and bank fees compared to the same prior year period.

Depreciation and Amortization Expenses

For the three months ended December 31, 2002 the Company's depreciation and amortization expenses increased $4,000 to $239,000, from $235,000 compared to the same prior year period.

Income From Restaurant Operations

For the three months ended December 31, 2002, income from restaurant operations decreased $303,000 to $596,000 from $899,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales decreased to 16.3% for the three months ended December 31, 2002 from 21.1% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) decreased to 23% of restaurant sales for the three months ended December 31, 2002 from 26.9% for the same prior year period. The decrease is primarily a result of the decrease in same store sales in the current period compared to the same prior year period.

Selling, General and Administrative Expenses

For the three months ended December 31, 2002, selling, general and administrative expenses decreased $27,000 to $656,000 (17.9% of restaurant sales) from $683,000 (16.1% of restaurant sales) for the same prior year period. The decrease in selling, general and administrative expenses is partially attributable to decreased advertising expenses in the three months ended December 31, 2002, which decreased to $215,000 (5.9% of restaurant sales) from $247,000 (5.8% of restaurant sales) for the same prior year period, offset by a $5,000 increase in general and administrative expenses compared to the same prior year period.

Income (Loss) From Operations

The Company had a loss from operations of ($60,000) in the three months ended December 31, 2002 compared to income from operations of $216,000 for the same prior year period. The decrease in income from operations of $276,000 is attributable to a decrease in income from restaurant operations of $303,000, offset by a decrease in selling, general and administrative expenses of $27,000.

Net Income (Loss)

The net loss was ($137,000) for the three months ended December 31, 2002 compared to net income of $62,000 for the same prior year period. The change from the three month period ended December 31, 2001 to December 31, 2002 was primarily attributable to the decrease in income from operations for the three months ended December 31, 2002. The decrease was partially offset by a decrease in net interest expense of $7,000 for the three months ended December 31, 2002. Additionally, minority interest expense decreased $69,000 for the three months ended December 31, 2002 due to decreased income from restaurant operations of the joint-venture restaurants compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2002, the Company had $1,031,000 cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2003 will be sufficient to cover the Company's working capital requirements for fiscal 2003.

As of December 31, 2001, the Company had a working capital deficit of $5,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

The Company is currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and is negotiating debt and sale-leaseback financing for the development of those restaurants. The Company anticipates opening two Company owned restaurants in fiscal 2003 and five to seven franchised restaurants. Additionally, management anticipates upgrading several of the Company's point of sale systems and implementing a new management information system (MIS). A portion of the MIS and point of sale capital expenditures will be funded from cash flow from operations and a portion from debt or lease financing.

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

Cash Flows

Net cash provided by operating activities was $112,000 for the three months ended December 31, 2002 compared to net cash provided by operating activities of $38,000 for the same prior year period. The net cash provided by operating activities for the three months ended December 31, 2002 was the result of a net loss of ($137,000) and non-cash reconciling items totaling $249,000 (comprised of depreciation and amortization of $255,000, minority interest of $53,000 and decreases in operating assets and liabilities totaling $59,000).

Net cash used in investing activities for the three months ended December 31, 2002 was $56,000, which reflects payments of $36,000 for new restaurant development costs, $33,000 in miscellaneous restaurant related capital expenditures and $13,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended December 31, 2001 was $310,000 which primarily reflects payments for the purchase of property and equipment related to the frozen custard implementation, as well as $42,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended December 31, 2002 was $197,000, which includes principal payments on notes payable and long term debt of $75,000, repayments on lines-of-credit of $33,000 and distributions to minority interests in partnerships of $89,000.

Net cash provided by financing activities for the three months ended December 31, 2001 was $72,000, which includes borrowings on long term notes payable of $266,000, principal payments on notes payable and long term debt of $52,000, repayments on lines-of-credit of $32,000, distributions, net of contributions, to minority interests in partnerships of $128,000 and paid in capital activity of $18,000 related to the issuance of stock to the 401(k) plan.

Contingencies

The Company remains contingently liable on one Las Vegas restaurant lease that has been subleased. Management anticipates minimal future losses from the Las Vegas lease contingency. The Company is also contingently liable on several ground leases that have been subleased or assigned to franchisees. The Company has never experienced any losses nor does it anticipate any future losses from these contingent lease liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $310,000.

The Company intends to enter into additional restaurant subleases to franchises in fiscal 2003 whereby the Company purchases and develops a restaurant site, sells it to a third party investor under a sale-leaseback agreement and then subleases it to a franchisee. The Company will remain contingently liable for all or a portion of the lease obligation.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Controller, of the effectiveness of design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material changes in information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit No. Description

*99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.

Section 1350

*99.2 Certification of Controller pursuant to 18 U.S.C. Section 1350

(b) During the quarter for which this report is filed, Good Times Restaurants filed the following report on Form 8-K:

None.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: February 12, 2003
BY: /s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

BY: /s/ Susan M. Knutson
Sue Knutson Controller

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Boyd E. Hoback, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Good Times Restaurants Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Boyd E. Hoback

Boyd E. Hoback

President and Chief Executive Officer

February 12, 2003

CERTIFICATION OF THE CONTROLLER

I, Susan M. Knutson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Good Times Restaurants Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Susan M. Knutson

Susan M. Knutson

Controller

February 12, 2003