Form 10QSB
period 2003-03-31
GOOD TIMES RESTAURANTS INC
filed 2003-05-13
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2003

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

(x)Yes ()No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at May 7, 2003.

2,262,610 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): ( )Yes (x)No

Form 10-QSB

Quarter Ended March 31, 2003
INDEX	PAGE

PART I - FINANCIAL INFORMATION
1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2003 and September 30, 2002	3 - 4

	Consolidated Statements of Operations - For the three months ended March 31, 2003 and 2002 and for the six months ended March 31, 2003 and 2002	5

	Consolidated Statements of Cash Flow - For the three months ended March 31, 2003 and 2002 and for the six months ended March 31, 2003 and 2002	6 - 7

	Notes to Financial Statements	8

2.	Management's Discussion and Analysis	9 - 14

3.	Controls and Procedures	15

PART II - OTHER INFORMATION

1 through 6	16

SIGNATURES	17

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER	18

CERTIFICATION OF THE CONTROLLER	19

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	March 31, 2003	September 30, 2002
CURRENT ASSETS:
Cash and cash equivalent	$ 447,000	$971,000
Investments, at fair value	198,000	201,000
Receivables, and other	375,000	119,000
Inventories	102,000	96,000
Notes receivable	60,000	59,000
Total current assets	1,182,000	1,446,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	4,575,000	4,598,000
Leasehold improvements	2,716,000	2,735,000
Fixtures and equipment	5,257,000	5,157,000
	12,548,000	12,490,000

Less accumulated depreciation and amortization	(6,003,000)	(5,532,000)
	6,545,000	6,958,000
OTHER ASSETS:
Notes receivable	472,000	499,000
Deposits & other	89,000	96,000
	561,000	595,000

TOTAL ASSETS	$8,288,000	$8,999,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$ 422,000	$ 417,000
Accounts payable	170,000	203,000
Deferred income	25,000	66,000
Accrued liabilities - other	624,000	683,000
Total current liabilities	1,241,000	1,369,000

LONG-TERM LIABILITIES:
Debt and capitalized leases, net of current portion	1,959,000	2,152,000
Deferred liabilities	418,000	408,000
Total long-term liabilities	2,377,000	2,560,000

MINORITY INTERESTS IN PARTNERSHIPS	941,000	1,004,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited)
	March 31, 2003	September 30, 2002
STOCKHOLDERS' EQUITY: Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding. Common stock, $.001 par value; 50,000,000 shares authorized, 2,262,610 shares issued and outstanding as of March 31, 2003 and 2,262,610 shares issued and outstanding as of September 30, 2002	2,000	2,000

Capital contributed in excess of par value	13,284,000	13,284,000
Accumulated deficit	(9,557,000)	(9,220,000)
Total stockholders' equity	3,729,000	4,066,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,288,000	$8,999,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
NET REVENUES:
Restaurant sales, net	$3,457,000	$3,877,000	$7,118,000	$8,128,000
Franchise net revenues	70,000	82,000	152,000	169,000
Total revenues	3,527,000	3,959,000	7,270,000	8,297,000

RESTAURANT OPERATING EXPENSES:
Food & paper costs	1,108,000	1,276,000	2,264,000	2,642,000
Labor, occupancy & other	1,722,000	1,787,000	3,468,000	3,613,000
Opening expenses	0	1,000	0	4,000
Accretion of deferred rent	6,000	8,000	12,000	15,000
Depreciation & amortization	221,000	242,000	460,000	477,000
Total restaurant operating costs	3,057,000	3,314,000	6,204,000	6,751,000

INCOME FROM RESTAURANT OPERATIONS	470,000	645,000	1,066,000	1,546,000

OTHER OPERATING EXPENSES:
Selling, general & administrative expenses	620,000	641,000	1,276,000	1,324,000

INCOME (LOSS) FROM OPERATIONS	(150,000)	4,000	(210,000)	222,000

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(30,000)	(59,000)	(83,000)	(182,000)
Interest, net	(25,000)	(32,000)	(50,000)	(64,000)
Other, net	4,000	(5,000)	5,000	(6,000)
Total other income & (expenses)	(51,000)	(96,000)	(128,000)	(252,000)

NET INCOME (LOSS)	($201,000)	($92,000)	($338,000)	($30,000)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE	($ .09)	($ .04)	($ .15)	($ .01)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,262,610	2,252,030	2,262,610	2,248,918
DILUTED	N/A	N/A	N/A	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	($201,000)	($92,000)	(338,000)	(30,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	239,000	253,000	494,000	499,000
Accretion of deferred rent	6,000	8,000	12,000	16,000
Minority interest	30,000	59,000	83,000	182,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(246,000)	(83,000)	(211,000)	(83,000)
Inventories	6,000	15,000	(6,000)	(9,000)
Prepaid expenses and other	(6,000)	(10,000)	(42,000)	(15,000)
(Decrease) increase in:
Accounts payable	(29,000)	(105,000)	(33,000)	(416,000)
Accrued and other liabilities	(54,000)	50,000	(101,000)	8,000
Net cash provided by (used in) operating activities	(255,000)	95,000	(142,000)	152,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(7,000)	(117,000)	(76,000)	(427,000)
Loans made to franchisees	0	(157,000)	0	(157,000)
Payments received on loans to franchisees	13,000	10,000	26,000	52,000
Net cash provided by (used in) investing activities	6,000	(264,000)	(50,000)	(532,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(73,000)	(78,000)	(148,000)	(131,000)
Borrowings on notes payable and long-term debt	26,000	175,000	26,000	441,000
Net repayments on line-of-credit	(33,000)	(36,000)	(66,000)	(68,000)
Distributions paid to minority interests in partnerships	(57,000)	(92,000)	(146,000)	(245,000)
Contributions from minority interest in partnerships	______0	15,000	0	40,000
Net cash provided by (used in) investing activities	(137,000)	(16,000)	(334,000)	37,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(386,000)	(185,000)	(526,000)	(343,000)

CASH AND CASH EQUIVALENTS, beginning of period	1,031,000	1,243,000	1,171,000	1,401,000

CASH AND CASH EQUIVALENTS, end of period	645,000	1,058,000	645,000	1,058,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	40,000	45,000	81,000	89,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, the results of its operations and its cash flow for the three month period ended March 31, 2003 and for the six month period ended March 31, 2003. Operating results for the three month period ended March 31, 2003 and for the six month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

3. STOCK TRANSACTIONS

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

General

This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and those actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

The Company had thirty-six restaurants open at March 31, 2003 of which sixteen were franchised or licensed units, nine joint-venture units and eleven company-owned units compared to thirty-five units open at March 31, 2002, of which fifteen were franchised or licensed units, nine joint-venture units and eleven company-owned units. In November 2002, a franchise unit opened in Laramie, Wyoming. The Company entered into two development agreements in late fiscal 2002 for the development of fourteen new restaurants through fiscal 2005 for the Denver and Colorado Springs markets. The Company has signed franchise agreements for four of these restaurants. Management anticipates that the Company and its franchisees will develop a total of six to seven Good Times units in the Denver and Colorado Springs metropolitan areas in 2003.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and six months ended March 31, 2002 and the results of the Company for the three months and six months ended March 31, 2003.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2003 decreased $432,000 (10.9%) to $3,527,000 from $3,959,000 for the three months ended March 31, 2002. Same store restaurant sales decreased $416,000 (11.2%) during the three months ended March 31, 2003 for restaurants that were open for the full periods ending March 31, 2003 and March 31, 2002. Same store sales were negatively impacted by the following; 1) in mid-March 2003 the Denver metropolitan area sustained a severe blizzard which resulted in an estimated $100,000 (2.6%) loss in sales as all restaurants were closed for approximately 2 - 3 days, 2) heavy discounting within the fast food industry during the three months ended March 31, 2003, 3) in the prior year period same store sales had increased 5% due primarily to the introduction of the frozen custard product. Restaurant sales decreased $4,000 due to one non-traditional company-owned restaurant not included in same store sales. Franchise revenues decreased $12,000 to $70,000 from $82,000 for the three months ended March 31, 2002 due to a decrease in franchise royalties and licensing fees.

Net revenues for the six months ended March 31, 2003 decreased $1,027,000 (12.4%) to $7,270,000 from $8,297,000 for the six months ended March 31, 2002. Same store restaurant sales decreased $999,000 (12.8%) during the six months ended March 31, 2003 for restaurants that were open for the full six month periods ending March 31, 2003 and March 31, 2002. Same store sales were negatively impacted as outlined in the previous paragraph. Restaurant sales decreased $11,000 due to one non-traditional company owned restaurant not included in same store sales. Franchise revenues decreased $17,000 to $152,000 from $169,000 for the six months ended March 31, 2002 due to an increase in franchise fees offset by a decrease in franchisee royalties and licensing fees.

Food and Paper Costs

For the three months ended March 31, 2003 the Company's food and paper costs decreased $168,000 to $1,108,000 from $1,276,000. Food and paper costs decreased to 32.0% of restaurant sales for the three months ended March 31, 2003, compared to 32.9% for the same prior year period.

For the six months ended March 31, 2003 the Company's food and paper costs decreased $378,000 to $2,264,000 from $2,642,000. Food and paper costs decreased to 31.8% of restaurant sales for the six months ended March 31, 2003 compared to 32.5% for the same prior year period.

For the three month and six month periods ended March 31, 2003 food and paper costs decreased as a percentage of restaurant sales primarily due to an increase in vendor rebates.

Labor, Occupancy and Other Expenses

For the three months ended March 31, 2003 the Company's labor, occupancy and other expenses decreased $65,000 to $1,722,000 (49.8% of restaurant sales) from $1,787,000 (46% of restaurant sales) compared to the same prior year period. The increase in labor, occupancy and other expenses as a percent of restaurant sales is due to the largely fixed nature of these expenses. As sales decrease the percentage of labor, occupancy of other expenses to restaurant sales increases. The $65,000 decrease in labor, occupancy and other expenses for the three months ended March 31, 2003 is primarily attributable to the decrease in restaurant sales of $420,000 as labor expenses decrease as sales decrease.

For the six months ended March 31, 2003 the Company's labor, occupancy and other expenses decreased $145,000 to $3,468,000 (48.7% of restaurant sales) from $3,613,000 (44.5% of restaurant sales) compared to the same prior year period. The $145,000 decrease in labor, occupancy and other expenses for the six months ended March 31, 2003 is primarily attributable to the decrease in restaurant sales of $1,010,000.

Depreciation and Amortization Expenses

For the three months ended March 31, 2003 the Company's depreciation and amortization expenses decreased $21,000, to $221,000 from $242,000 compared to the same prior year period.

For the six months ended March 31, 2003 the Company's depreciation and amortization expenses decreased $17,000 to $460,000 from $477,000 compared to the same prior year period.

The decrease in depreciation and amortization expenses for the three month and six month periods ended March 31, 2003 is due to the aging of the Company's capital assets.

Income From Restaurant Operations

For the three months ended March 31, 2003, income from restaurant operations decreased $175,000 to $470,000 from $645,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales decreased to 13.6% for the three months ended March 31, 2003 from 16.6% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) decreased to 20.2% of restaurant sales for the three months ended March 31, 2003 from 23.1% for the same prior year period. The decrease is a result of the decrease in same store sales in the current period, partially offset by a reduction in food and paper costs as a percentage of restaurant sales compared to the same prior year period.

For the six months ended March 31, 2003, income from restaurant operations decreased $480,000 to $1,066,000 from $1,546,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales decreased to 15% for the six months ended March 31, 2003 from 19% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) decreased to 21.6% of restaurant sales for the six months ended March 31, 2003 from 25.1% for the same prior year period. The decrease is a result of the decrease in same store sales in the current six month, partially offset by a reduction in food and paper costs as a percentage of restaurant sales compared to the same prior year period.

Selling, General and Administrative Expenses

For the three months ended March 31, 2003, selling, general and administrative expenses decreased $21,000 to $620,000 (17.9% of restaurant sales) from $641,000 (16.5% of restaurant sales) for the same prior year period. The decrease in selling, general and administrative expenses is primarily attributable to decreased advertising expenses in the three months ended March 31, 2003, which decreased $26,000 to $200,000 (5.8% of restaurant sales) from $226,000 (5.8% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2003, selling, general and administrative expenses decreased $48,000 to $1,276,000 (17.9% of restaurant sales) from $1,324,000 (16.3% of restaurant sales) for the same prior year period. The decrease in selling, general and administrative expenses is primarily attributable to decreased advertising expenses in the six months ended March 31, 2003, which decreased $58,000 to $415,000 (5.8% of restaurant sales) from $473,000 (5.8% of restaurant sales) for the same prior year period, and partially attributable to a $10,000 increase in general and administrative expenses.

Income (Loss) From Operations

The Company had a loss from operations of ($150,000) in the three months ended March 31, 2003 compared to income from operations of $4,000 for the same prior year period. The decrease in income from operations of ($154,000) is attributable to a decrease in income from restaurant operations of $175,000, offset by a decrease in selling, general and administrative expenses of $21,000.

The Company had a loss from operations of ($210,000) in the six months ended March 31, 2003 compared to income from operations of $222,000 for the same prior year period. The decrease in income from operations of $432,000 is attributable to a decrease in income from restaurant operations of $480,000, offset by a decrease in selling, general and administrative expenses of $48,000.

Net Income (Loss)

The net loss for the Company was ($201,000) for the three months ended March 31, 2003 compared to a net loss of ($92,000) for the same prior year period. The change from the three months ended March 31, 2002 to March 31, 2003 was primarily attributable to the decrease in income from operations for the three months ended March 31, 2003. In addition, minority interest expense decreased $29,000 for the three months ended March 31, 2003 due to decreased income from operations of the joint-venture restaurants compared to the same prior year period, and net interest expense decreased $7,000 for the three months ended March 31, 2003 compared to the same prior year period.

The net loss for the Company was ($338,000) for the six months ended March 31, 2003 compared to a net loss of ($30,000) for the same prior year period. The change from the six months ended March 31, 2002 to March 31, 2003 was primarily attributable to the decrease in income from operations for the six months ended March 31, 2003. The decrease in income from operations was partially offset by a decrease in net interest expense of $14,000, and a decrease in minority interest expense of $99,000 for the six months ended March 31, 2003 compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2003, the Company had $645,000 cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2003 will be sufficient to cover the Company's working capital requirements for fiscal 2003.

As of March 31, 2003, the Company had a working capital deficit of $59,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Drive Thru restaurants are opened.

As of March 31, 2003 the receivables and other current asset line of the balance sheet includes $232,000 due from the Company's franchisees for new store construction. The Company expects to receive reimbursement for these costs by May 2003.

The Company has entered into a sale contract for one under performing co-owned restaurant for $865,000 (net of closing costs). Proceeds of the sale will be used to reduce debt by $600,000 and increase working capital by $265,000.

Capital Expenditures

The Company is currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and is negotiating debt and sale-leaseback financing for the development of those restaurants. The Company anticipates opening one Company owned restaurants in fiscal 2003 and five to six franchised restaurants. Additionally, management anticipates upgrading several of the Company's point of sale systems and implementing a new management information system (MIS). A portion of the MIS and point of sale capital expenditures will be funded from cash flow from operations and a portion from debt or lease financing.

Financing Transactions

During fiscal 2003, the Company anticipates entering into additional debt financing arrangements for the development of new company-owned restaurants on leased and purchased properties. The Company also anticipates establishing a line of credit for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased to franchisees.

Cash Flows

Net cash used in operating activities was $255,000 for the three months ended March 31, 2003 compared to net cash provided by operating activities of $95,000 for the same prior year period. The net cash used in operating activities for the three months ended March 31, 2003 was the result of a net loss of ($201,000) and non-cash reconciling items totaling $54,000 (comprised of depreciation and amortization of $239,000, minority interest of $30,000, an increase in franchise and other receivables of $246,000, a decrease in accounts payable of $29,000 and decreases in other operating assets and liabilities totaling $48,000).

Net cash provided by investing activities for the three months ended March 31, 2003 was $6,000 which reflects payments of $141,000 for new restaurant development costs, $98,000 in miscellaneous restaurant and corporate related capital expenditures, $13,000 in principal payments received on loans to franchisees and franchise receivables related to new store construction costs advanced by the Company.

Net cash used in investing activities for the three months ended March 31, 2002 was $264,000, which reflects payments for the purchase of property and equipment of $117,000, loans made to franchisees of $157,000 and $10,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended March 31, 2003 was $137,000, which includes borrowings on long term notes payable of $26,000, principal payments on notes payable and long term debt of $73,000, repayments on lines-of-credit of $33,000 and distributions to minority interests in partnerships of $57,000.

Net cash used in financing activities for the three months ended March 31, 2002 was $16,000, which includes borrowings on long term notes payable of $175,000 principal payments on notes payable and long term debt of $78,000, repayments on lines-of-credit of $36,000 and distributions, net of contributions, to minority interests in partnerships of $77,000.

Contingencies

The Company remains contingently liable on one Las Vegas restaurant lease that has been subleased. The Company is also contingently liable on several ground leases that have been subleased or assigned to franchisees. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $305,000.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Controller, of the effectiveness of design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material changes in information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II. Other Information

Item 1. Legal Proceedings

Good Times Restaurants is subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On January 24, 2003, Good Times Restaurants held its annual meeting of Shareholders. At that meeting the election of the following directors to serve during the ensuring year:

	FOR	WITHHOLD
GEOFFREY R BAILEY	1,948,947	10,865
DAN W JAMES, II	1,948,947	10,865
BOYD E HOBACK	1,948,947	10,865
RICHARD J STARK	1,948,947	10,865
THOMAS P MCCARTY	1,948,947	10,865
ALAN A TERAN	1,948,947	10,865
DAVID E BAILEY	1,948,947	10,865

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

DATE: May 13, 2003	GOOD TIMES RESTAURANTS INC.
BY: /s/ Boyd E. Hoback
Boyd E. Hoback, President and Chief Executive Officer
BY: /s/ Susan M. Knutson
Susan M. Knutson, Controller

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

May 13, 2003

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

May 13, 2003