Form 10QSB
period 2003-06-30
GOOD TIMES RESTAURANTS INC
filed 2003-08-14
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2003

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

(x)Yes ()No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at August 14, 2003

2,262,720 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): ( )Yes (x)No

Form 10-QSB

Quarter Ended June 30, 2003
INDEX	PAGE

PART I - FINANCIAL INFORMATION
1.	Financial Statements

	Consolidated Balance Sheets - June 30, 2003 and September 30, 2002	3 - 4

	Consolidated Statements of Operations - For the three months ended June 30, 2003 and 2002 and for the nine months ended June 30, 2003 and 2002	5

	Consolidated Statements of Cash Flow - For the three months ended June 30, 2003 and 2002 and for the nine months ended June 30, 2003 and 2002	6 - 7

	Notes to Financial Statements	8 - 9

2.	Management's Discussion and Analysis	10 - 15

3.	Quantitative and Qualitative Disclosures About Market Risk	16

4.	Controls and Procedures	16

PART II - OTHER INFORMATION

1 through 6	17

SIGNATURES	18

CERTIFICATIONS	19 - 21

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30, 2003	September 30, 2002
CURRENT ASSETS:
Cash and cash equivalent	$1,185,000	$971,000
Investments, at fair value	0	201,000
Receivables, and other	183,000	119,000
Inventories	106,000	96,000
Notes receivable	58,000	59,000
Total current assets	1,532,000	1,446,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	3,854,000	4,598,000
Leasehold improvements	2,723,000	2,735,000
Fixtures and equipment	5,161,000	5,157,000
	11,738,000	12,490,000

Less accumulated depreciation and amortization	(6,086,000)	(5,532,000)
	5,652,000	6,958,000
OTHER ASSETS:
Notes receivable	463,000	499,000
Deposits & other	55,000	96,000
	518,000	595,000

TOTAL ASSETS	$7,702,000	$8,999,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$ 374,000	$ 417,000
Accounts payable	193,000	203,000
Deferred income	137,000	66,000
Accrued liabilities - other	507,000	683,000
Total current liabilities	1,211,000	1,369,000

LONG-TERM LIABILITIES:
Debt and capitalized leases, net of current portion	1,314,000	2,152,000
Deferred liabilities	484,000	408,000
Total long-term liabilities	1,798,000	2,560,000

MINORITY INTERESTS IN PARTNERSHIPS	914,000	1,004,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited)
	June 30, 2003	September 30, 2002
STOCKHOLDERS' EQUITY: Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding. Common stock, $.001 par value; 50,000,000 shares authorized, 2,262,720 shares issued and outstanding as of June 30, 2003 and 2,262,610 shares issued and outstanding as of September 30, 2002	2,000	2,000

Capital contributed in excess of par value	13,284,000	13,284,000
Accumulated deficit	(9,507,000)	(9,220,000)
Total stockholders' equity	3,779,000	4,066,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,702,000	$8,999,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
NET REVENUES:
Restaurant sales, net	$3,882,000	$4,732,000	$11,000,000	$12,860,000
Franchise net revenues	67,000	83,000	220,000	252,000
Total revenues	3,949,000	4,815,000	11,220,000	13,112,000

RESTAURANT OPERATING EXPENSES:
Food & paper costs	1,185,000	1,526,000	3,449,000	4,169,000
Labor, occupancy & other	1,844,000	1,984,000	5,312,000	5,598,000
Opening expenses	0	0	0	4,000
Accretion of deferred rent	6,000	8,000	18,000	23,000
Depreciation & amortization	212,000	245,000	672,000	722,000
Total restaurant operating costs	3,247,000	3,763,000	9,451,000	10,516,000

INCOME FROM RESTAURANT OPERATIONS	702,000	1,052,000	1,769,000	2,596,000

OTHER OPERATING EXPENSES:
Selling, general & administrative expenses	602,000	683,000	1,877,000	2,006,000

INCOME (LOSS) FROM OPERATIONS	100,000	369,000	(108,000)	590,000

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(67,000)	(140,000)	(151,000)	(322,000)
Interest, net	(19,000)	(29,000)	(69,000)	(93,000)
Other, net	37,000	1,000	41,000	(4,000)
Total other income & (expenses)	(49,000)	(168,000)	(179,000)	(419,000)

NET INCOME (LOSS)	$ 51,000	$201,000	($287,000)	$171,000

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$ .02	$ .09	($ .13)	$ .08
DILUTED	$ .02	$ .08	($ .13)	$ .07
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,262,626	2,252,107	2,262,615	2,249,981
DILUTED	2,297,752	2,383,063	2,262,615	2,328,369

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$ 51,000	$201,000	(287,000)	171,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	230,000	251,000	724,000	750,000
Accretion of deferred rent	6,000	8,000	18,000	24,000
Minority interest	67,000	140,000	150,000	322,000
Gain on sale of assets	(66,000)	0	(66,000)	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	207,000	6,000	(4,000)	(77,000)
Inventories	(4,000)	4,000	(10,000)	(5,000)
Prepaid expenses and other	(8,000)	3,000	(50,000)	(12,000)
(Decrease) increase in:
Accounts payable	23,000	163,000	(10,000)	(253,000)
Accrued and other liabilities	55,000	20,000	(46,000)	28,000
Net cash provided by (used in) operating activities	561,000	796,000	419,000	948,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(98,000)	(286,000)	(148,000)	(713,000)
Net proceeds from sale of property	260,000	0	260,000	0
Loans made to franchisees	0	(51,000)	0	(208,000)
Payments received on loans to franchisees	12,000	10,000	38,000	62,000
Net cash provided by (used in) investing activities	174,000	(327,000)	150,000	(859,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(65,000)	(77,000)	(213,000)	(208,000)
Borrowings on notes payable and long term debt	0	0	0	441,000
Net repayments on line-of-credit	(36,000)	(30,000)	(102,000)	(98,000)
Distributions paid to minority interests in partnerships	(94,000)	(175,000)	(240,000)	(420,000)
Contributions from minority interest in partnerships	0	24,000	0	64,000
Net cash provided by (used in) investing activities	(195,000)	(258,000)	(555,000)	(221,000)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	540,000	211,000	14,000	(132,000)

CASH AND CASH EQUIVALENTS, beginning of period	645,000	859,000	1,171,000	1,202,000

CASH AND CASH EQUIVALENTS, end of period	1,185,000	1,070,000	1,185,000	1,070,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	32,000	45,000	113,000	135,000
Payment of debt from sale of property	593,000	0	593,000	0
Purchase of equipment with debt	0	0	26,000	0

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, the results of its operations and its cash flow for the three month period ended June 30, 2003 and for the nine month period ended June 30, 2003. Operating results for the three month period ended June 30, 2003 and for the nine month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

During the quarter ended June 30, 2003 the Company became a guarantor on a $2,000,000 line of credit to a third party entity (Smart Development, LLC) which is renewable annually at the Company's discretion, established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, a third party has provided a $400,000 certificate of deposit as collateral for the line of credit. At June 30, 2003, $1,182,000 was outstanding for the development of three restaurants. Smart Development LLC is developing two restaurants for sale to a franchisee upon completion and one restaurant sale leaseback transaction has already closed. In the unlikely event that Smart Development LLC does not execute a sale leaseback transaction, the Company may at that point be required to perform on its guaranty and would then take ownership of the property and provide permanent financing.

3. STOCK TRANSACTIONS

None.

4. RECENT PRONOUNCEMENTS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation Transition and Disclosure an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 31, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options. Therefore the Company does not intend to adopt the transition requirements as specified in SFAS 148. The Company will adopt the new SFAS 148 disclosure requirements in the quarter ended December 31, 2003.

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. In connection with the Company's guarantee of the Smart Development LLC line of credit the Company does not believe a liability is required to be recorded but has included the required expanded disclosures. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

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

The Company had thirty-five restaurants open at June 30, 2003 of which sixteen were franchised or licensed units, nine joint-venture units and ten company-owned units compared to thirty-five units open at June 30, 2002, of which fifteen were franchised or licensed units, nine joint-venture units and eleven company-owned units. In May 2003 the Company sold one under performing company-owned restaurant. In November 2002, a franchise unit opened in Laramie, Wyoming. The Company entered into two development agreements in late fiscal 2002 for the development of fourteen new restaurants through fiscal 2005 for the Denver and Colorado Springs markets. The Company has signed franchise agreements for four of these restaurants. Management anticipates that the Company and its franchisees will develop a total of five Good Times units in the Denver and Colorado Springs metropolitan areas in 2003.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and nine months ended June 30, 2002 and the results of the Company for the three months and nine months ended June 30, 2003.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2003 decreased $866,000 (18%) to $3,949,000 from $4,815,000 for the three months ended June 30, 2002. Same store restaurant sales decreased $713,000 (16.1%) during the three months ended June 30, 2003 for restaurants that were open for the full periods ending June 30, 2003 and June 30, 2002. In the prior year period same store sales had increased 13.3% due primarily to the introduction of the frozen custard product. Restaurant sales decreased $21,000 due to one non-traditional company-owned restaurant not included in same store sales and $116,000 due to one company-owned restaurant that was closed in April 2003 and subsequently sold in May 2003. Franchise revenues decreased $16,000 to $67,000 from $83,000 for the three months ended June 30, 2002 due to a decrease in franchise royalties and licensing fees.

Net revenues for the nine months ended June 30, 2003 decreased $1,892,000 (14.4%) to $11,220,000 from $13,112,000 for the nine months ended June 30, 2002. Same store restaurant sales decreased $1,681,000 (14.1%) during the nine months ended June 30, 2003 for restaurants that were open for the full nine month periods ending June 30, 2003 and June 30, 2002. Same store sales were negatively impacted by the following: 1) in mid-March 2003 the Denver metropolitan area sustained a severe blizzard which resulted in an estimated $100,000 loss in sales as all restaurants were closed for approximately two to three days; 2) Heavy discounting within the fast food industry; and, 3) in the prior year period same store sales had increased 10.4% due primarily to the introduction of the frozen custard product. Restaurant sales decreased $33,000 due to one non-traditional company owned restaurant not included in same store sales and $146,000 due to one company-owned restaurant that was sold in May 2003. Franchise revenues decreased $32,000 to $220,000 from $252,000 for the nine months ended June 30, 2002 due to an increase in franchise fees offset by a decrease in franchisee royalties and licensing fees.

Food and Paper Costs

For the three months ended June 30, 2003 the Company's food and paper costs decreased $341,000 to $1,185,000 from $1,526,000. Food and paper costs decreased to 30.5% of restaurant sales for the three months ended June 30, 2003, compared to 32.2% for the same prior year period.

For the nine months ended June 30, 2003 the Company's food and paper costs decreased $720,000 to $3,449,000 from $4,169,000. Food and paper costs decreased to 31.4% of restaurant sales for the nine months ended June 30, 2003 compared to 32.4% for the same prior year period.

For the three month and nine month periods ended June 30, 2003 food and paper costs decreased as a percentage of restaurant sales primarily due to an increase in vendor rebates.

Labor, Occupancy and Other Expenses

For the three months ended June 30, 2003 the Company's labor, occupancy and other expenses decreased $140,000 to $1,844,000 (47.5% of restaurant sales) from $1,984,000 (41.9% of restaurant sales) compared to the same prior year period. The increase in labor, occupancy and other expenses as a percent of restaurant sales is due to the largely fixed nature of these expenses. As sales decrease the percentage of labor, occupancy of other expenses to restaurant sales increases. The $140,000 decrease in labor, occupancy and other expenses for the three months ended June 30, 2003 is primarily attributable to the decrease in restaurant sales of $850,000 as labor expenses decrease as sales decrease.

For the nine months ended June 30, 2003 the Company's labor, occupancy and other expenses decreased $286,000 to $5,312,000 (48.3% of restaurant sales) from $5,598,000 (43.5% of restaurant sales) compared to the same prior year period. The $286,000 decrease in labor, occupancy and other expenses for the nine months ended June 30, 2003 is primarily attributable to the decrease in restaurant sales of $1,860,000.

Depreciation and Amortization Expenses

For the three months ended June 30, 2003 the Company's depreciation and amortization expenses decreased $33,000, to $212,000 from $245,000 compared to the same prior year period.

For the nine months ended June 30, 2003 the Company's depreciation and amortization expenses decreased $50,000 to $672,000 from $722,000 compared to the same prior year period.

The decrease in depreciation and amortization expenses for the three month and nine month periods ended June 30, 2003 is due to the aging of the Company's capital assets, as well as the sale of one company-owned restaurant in May 2003.

Income From Restaurant Operations

For the three months ended June 30, 2003, income from restaurant operations decreased $350,000 to $702,000 from $1,052,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales decreased to 18.1% for the three months ended June 30, 2003 from 22.2% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) decreased to 23.7% of restaurant sales for the three months ended June 30, 2003 from 27.6% for the same prior year period. The decrease is a result of the decrease in same store sales in the current period, partially offset by a reduction in food and paper costs as a percentage of restaurant sales compared to the same prior year period.

For the nine months ended June 30, 2003, income from restaurant operations decreased $827,000 to $1,769,000 from $2,596,000 for the same prior year period. The Company's income from restaurant operations as a percentage of restaurant sales decreased to 16.1% for the nine months ended June 30, 2003 from 20.2% for the same prior year period. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) decreased to 22.4% of restaurant sales for the nine months ended June 30, 2003 from 26% for the same prior year period. The decrease is a result of the decrease in same store sales in the current nine month period, partially offset by a reduction in food and paper costs as a percentage of restaurant sales compared to the same prior year period.

Selling, General and Administrative Expenses

For the three months ended June 30, 2003, selling, general and administrative expenses decreased $81,000 to $602,000 (15.5% of restaurant sales) from $683,000 (14.4% of restaurant sales) for the same prior year period. The decrease in selling, general and administrative expenses is primarily attributable to decreased advertising expenses in the three months ended June 30 which decreased $51,000 to $226,000 (5.8% of restaurant sales) from $277,000 (5.8% of restaurant sales) for the same prior year period. In addition, for the three months ended June 30, 2003, executive compensation expense decreased $30,000 compared to the same prior year period.

For the nine months ended June 30, 2003, selling, general and administrative expenses decreased $129,000 to $1,877,000 (17.1% of restaurant sales) from $2,006,000 (15.6% of restaurant sales) for the same prior year period. The decrease in selling, general and administrative expenses is primarily attributable to decreased advertising expenses in the nine months ended June 30, 2003, which decreased $108,000 to $641,000 (5.8% of restaurant sales) from $749,000 (5.8% of restaurant sales) for the same prior year period, and partially attributable to a $21,000 decrease in general and administrative expenses.

Income (Loss) From Operations

The Company had income from operations of $100,000 in the three months ended June 30, 2003 compared to income from operations of $369,000 for the same prior year period. The decrease in income from operations of $269,000 is attributable to a decrease in income from restaurant operations of $350,000, offset by a decrease in selling, general and administrative expenses of $81,000.

The Company had a loss from operations of ($108,000) in the nine months ended June 30, 2003 compared to income from operations of $590,000 for the same prior year period. The decrease in income from operations of $698,000 is attributable to a decrease in income from restaurant operations of $827,000, offset by a decrease in selling, general and administrative expenses of $129,000.

Net Income (Loss)

The net income for the Company was $51,000 for the three months ended June 30, 2003 compared to net income of $201,000 for the same prior year period. The change from the three months ended June 30, 2002 to June 30, 2003 was primarily attributable to the decrease in income from operations for the three months ended June 30, 2003. In addition; 1) minority interest expense decreased $73,000 for the three months ended June 30, 2003 due to decreased income from operations of the joint-venture restaurants compared to the same prior year period; 2) net interest expense decreased $10,000 for the three months ended June 30, 2003 compared to the same prior year period; and, 3) other net income increased to $37,000 for the three months ended March 31, 2003 compared to $1,000 for the same prior year period. The $37,000 other income in the current period is comprised of a $66,000 gain on the sale of one company-owned restaurant offset by a $29,000 expense related to a restaurant sublease in Las Vegas, Nevada.

The net loss for the Company was ($287,000) for the nine months ended June 30, 2003 compared to net income of $171,000 for the same prior year period. The change from the nine months ended June 30, 2002 to June 30, 2003 was primarily attributable to the decrease in income from operations for the nine months ended June 30, 2003. The decrease in income from operations was partially offset by a decrease in net interest expense of $24,000, a decrease in minority interest expense of $171,000 and an increase in other income of $45,000 for the nine months ended June 30, 2003 compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2003, the Company had $1,185,000 cash and liquid short-term investments on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2003 will be sufficient to cover the Company's working capital requirements for fiscal 2003.

As of June 30, 2003, the Company had working capital of $321,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Drive Thru restaurants are opened.

In May 2003, the Company sold one under performing co-owned restaurant for $857,000 (net of closing costs). Proceeds of the sale were used to reduce debt by $593,000 and increase working capital by $264,000.

Capital Expenditures

The Company is currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and is negotiating debt and sale-leaseback financing for the development of those restaurants. The Company anticipates opening four franchised restaurants in fiscal 2003.

Financing Transactions

The Company is a guarantor on a $2,000,000 line of credit to a third party entity, established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, a third party has provided a $400,000 certificate of deposit as collateral for the line of credit. At June 30, 2003, $1,182,000 was outstanding for the development of three restaurants.

Cash Flows

Net cash provided by operating activities was $561,000 for the three months ended June 30, 2003 compared to net cash provided by operating activities of $796,000 for the same prior year period. The net cash provided by operating activities for the three months ended June 30, 2003 was the result of net income of $51,000 and reconciling items totaling $510,000 (comprised of depreciation and amortization of $230,000, minority interest of $67,000, a gain on the sale of assets of $66,000, a decrease in franchise and other receivables of $207,000, an increase in accounts payable of $23,000 and increases in other operating assets and liabilities totaling $49,000).

Net cash provided by investing activities for the three months ended June 30, 2003 was $174,000 which reflects payments of $57,000 for new restaurant development costs, $41,000 in miscellaneous restaurant and corporate related capital expenditures, $12,000 in principal payments received on loans to franchisees and $260,000 in net proceeds from the sale of property.

Net cash used in investing activities for the three months ended June 30, 2002 was $327,000, which reflects payments for the purchase of property and equipment of $286,000, loans made to franchisees of $51,000 and $10,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended June 30, 2003 was $195,000, which includes principal payments on notes payable and long term debt of $65,000, repayments on lines-of-credit of $36,000 and distributions to minority interests in partnerships of $94,000.

Net cash used in financing activities for the three months ended June 30, 2002 was $258,000, which includes principal payments on notes payable and long term debt of $77,000, repayments on lines-of-credit of $30,000 and distributions, net of contributions, to minority interests in partnerships of $151,000.

Contingencies

The Company remains contingently liable on one Las Vegas restaurant lease through September 2005 that has been subleased but is in default. The Company recognized a $29,000 expense in the current period related to the default. The Company is attempting to sublease the restaurant. The Company is also contingently liable on several ground leases that have been subleased or assigned to franchisees. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $300,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

There were no material changes in the Company's exposure to market risk for the quarter ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit No. Description

*31.1 Certification of Chief Executive Officer and Controller pursuant to Section 302 of the Sarbanes Oxley Act of 2002

*32.1 Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) During the quarter for which this report is filed, Good Times Restaurants filed the following report on Form 8-K:

None.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:________________	GOOD TIMES RESTAURANTS INC.
____________________________
Boyd E. Hoback, President and Chief Executive Officer
____________________________
Susan M. Knutson, Controller

Exhibit 31.1

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

____________________________

Boyd E. Hoback

President and Chief Executive Officer

__________________

Exhibit 31.1

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

_______________________

Susan M. Knutson

Controller

________________

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Good Times Restaurants Inc. (the "Company") for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Boyd E. Hoback, Chief Executive Officer and Susan M. Knutson, Controller of the Company, hereby certifies, pursuant to and solely for the purpose of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

__________________________

Boyd E. Hoback

Chief Executive Officer

August 13, 2003

__________________________

Susan M. Knutson

Controller (principal financial officer)

August 13, 2003