Form 10KSB
period 2003-09-30
GOOD TIMES RESTAURANTS INC
filed 2003-12-19
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2003

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number: 000-18590

Good Times Restaurants Inc.

(Name of small business issuer in its charter)

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year ended September 30, 2003 were $15,479,000.

As of December 16, 2003, the aggregate market value of the 1,217,480 shares of common stock held by non-affiliates of the issuer, based on the closing sales price of the common stock on December 16, 2003 of $3.85 per share as reported on the Nasdaq Smallcap Market, was $4,687,298.

As of December 16, 2003, the issuer had 2,305,171 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 and 14 of Part III of this form is incorporated by reference from the issuer's definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with the issuer's annual meeting of shareholders to be held on January 22, 2004.

Transitional Small Business Disclosure Format Yes [ ] No [X]

TABLE OF CONTENTS

Part I

Item 1	Description of Business	3 - 2
Item 2	Description of Property	12
Item 3	Legal Proceedings	13
Item 4	Submission of Matters to a Vote of Security Holders	13
Part II
Item 5	Market for Common Equity and Related Stockholder Matters	13 - 14
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)	15 - 20
Item 7	Financial Statements	F1 - F21
Item 8	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item 8a	Controls and Procedures	21
Part III
Items 9 - 12		21
Item 13	Exhibits and Reports on Form 8-K	21 - 24
Item 14	Principal Accounting Fees and Services	24
Signatures		25

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

Recent Developments

During fiscal 2001, the Company began implementation of frozen custard as part of a broader repositioning of the concept to Good Times Burgers & Frozen Custard. The implementation was completed in early fiscal 2002 with new signage, equipment and logo graphics at every restaurant and frozen custard was part of the Company's advertising campaign throughout the year, resulting in same store sales increases of 12.4% in the first quarter, 5.0% in the second quarter, 13.3% in the third quarter and a decrease of 3.5% in the fourth quarter. Same store sales decreased 11.1% in fiscal 2003 due to: aggressive price discounting by the major fast food hamburger competitors; a general slowing of the Colorado economy; and comparisons to the prior year same store sales increases.

During fiscal 2002, the Company implemented the Operating Partner Program in order to develop more experienced and higher capacity restaurant management. Operating Partners must meet specific operating criteria and have the opportunity to share in the improvement in a restaurant's cash flow.

In July 2003 the Company introduced Coleman 100% natural beef in all of its hamburgers and changed to whole leaf lettuce, a whole grain bun on its chicken sandwiches, a new hamburger bun and new packaging. The changes are a part of the move to higher quality ingredients and more distinctive product attributes.

In November 2003 the Company engaged the Sterling Rice Group, a nationally acclaimed brand development company, to assist in refining and developing Good Times' overall brand experience in order to achieve a more defined niche in the Quick Service Restaurant category. Management anticipates that by early 2004, the project will be completed and implementation planned over the course of fiscal 2004.

The Company entered into a franchise agreement with a large regional Mexican quick service restaurant chain for the development of a co-branding test in a market outside of Good Times' Colorado market. Management anticipates the initial co-brand store will open in the spring of 2004. The objective behind the co-brand test is to develop an expansion vehicle with higher unit sales capacity and an attractive unit level return on investment for new market franchise growth outside of Colorado.

The Company redesigned its building format to include a 60 seat lobby and modified sites that were in development to accommodate the new design and format. Based upon the early sales performance of the new format, management anticipates generating higher sales than from the drive through only format.

During fiscal year 2003 the Company became a co-maker on a $2,000,000 line of credit renewable annually at the Company's discretion, to a third party entity (Smart Development, LLC), established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased or directly leased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member of Smart Development, LLC has provided a $400,000 certificate of deposit as collateral for the line of credit. At September 30, 2003, $923,000 was outstanding under the line of credit for the development of two restaurants. Smart Development LLC is developing two restaurants for sale to a franchisee upon completion and has completed one additional restaurant sale leaseback transaction. In the unlikely event that Smart Development LLC does not execute a sale leaseback transaction, the Company may at that point be required to purchase the developed restaurant and would then establish permanent financing in place of the line of credit.

Good Times Restaurants Business

The Company currently operates and franchises a total of thirty-six Good Times restaurants, of which thirty-four are in Colorado, with thirty-two in the Denver greater metropolitan area, one in Grand Junction and one in Silverthorne. There is one franchised Good Times restaurant in Boise, Idaho and one in Laramie, Wyoming. Eleven of the restaurants are company-owned and eight are owned jointly with a co-development partner. Seventeen Good Times restaurants are franchised restaurants with twelve operating in the Denver metropolitan area, one in Grand Junction, Colorado, one in Longmont, Colorado, one in Loveland, Colorado, one in Boise, Idaho and one at the University of Wyoming in Laramie, Wyoming. Good Times is also offering franchises for the development of additional Good Times restaurants.

In fiscal 2003 the Company; 1) sold one under performing company-owned restaurant in May 2003; 2) purchased the interest in one co-developed restaurant from the joint venture partner in August 2003; 3) opened two new franchise restaurants in the Denver metropolitan area, in August and September 2003; and 4) terminated the licensing/coop agreement with the Winter Park Ski resort in July 2003. Three additional franchised restaurants are under development and the Company anticipates opening three to five total restaurants in fiscal 2004.

The Good Times Burgers & Frozen Custard Concept

Good Times was initially developed as a drive-through only, limited menu hamburger restaurant concept featuring high quality products and extremely fast service, with menu prices 30-40 percent lower than the major hamburger chains. The early price advantage diminished over the last few years due to continued aggressive price discounting by the major chains and the repositioning of Good Times' menu and pricing toward higher quality.

Over the last three fiscal years, the Company has positioned its business concept away from a price point focus to one based on the development of the frozen custard category and a strong differentiation in its core hamburger menu through:

  A more distinctive taste profile of its products,
  Fast, attentive, friendly service
  A strong brand personality built through its advertising and employee service methods, and
  The highest quality ingredients in the hamburger quick service segment.

In fiscal 2001 the Company introduced fresh frozen custard, not only as an additional product category, but as a strategic repositioning of the concept with another high quality product that will complement Good Times' reputation and historical focus on high quality hamburgers. The repositioning is targeted at broadening Good Times' consumer appeal and demographic base, increasing sales in the afternoon and evening dayparts with a new snack or treat occasion and creating a more highly differentiated brand for the consumer. The repositioning involved building remodeling, new equipment, new signage and new graphics on uniforms, packaging and promotional materials in fiscal 2001 and early fiscal 2002. In late fiscal 2003, Good Times began using only Coleman 100% natural beef in all of its hamburgers and introduced fresh squeezed lemonade.

Coleman beef is raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open beef market. The Company believes that Coleman beef delivers a better tasting product and, because of the rigorous protocols and testing that are a part of the Coleman processes, also minimizes the risk of any food borne bacteria related illnesses. The Company is the only quick serve restaurant chain serving exclusively Coleman 100% natural beef.

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

The Company plans to develop additional company-owned and franchised restaurants in Colorado, which is divided into two primary media markets ' Denver and Colorado Springs/Pueblo and has two building formats, one that is drive thru only with outside seating and a 2,400 square foot building with a dining room seating sixty guests. Good Times' food preparation and service systems deliver a quality meal with a faster order-delivery response time, providing the capacity to reach the same sales levels as traditional hamburger chains. Typically, a customer receives an order 30 to 60 seconds after their vehicle reaches the take-out window during peak order periods. The Company plans to implement additional improvements to its product and packaging design and quality of ingredients in fiscal 2004 with a primary focus on burgers, chicken, and frozen custard products in order to continue to differentiate the Good Times concept from the larger hamburger chains. The relatively limited menu allows maximum attention to be devoted to food quality and speed of service.

Menu

The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, ice cream shakes, soft drinks and frozen custard products. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is prepared with specially formulated and seasoned Coleman 100% natural beef, served on a 4 inch bun. Hamburgers and cheeseburgers are garnished with fresh leaf lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomatoes. Other specialty hamburger toppings include guacamole, fresh grilled, honey cured bacon, and proprietary sauces. The chicken products include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomatoes on a whole grain bun and Chicken Dunkers, whole breast meat breaded strips. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

Fresh frozen custard is offered in cups, cones, waffle cones, specialty sundaes and "Spoonbenders", a blended combination of custard and various toppings. In addition to fresh vanilla frozen custard, management has developed several other proprietary flavors that are offered seasonally and on a rotating daily basis.

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

Management continually examines methods to refine the floor plan and design elements of the restaurant building to gain operating efficiencies and to enhance the look and feel of the dining area for customers. The Company has developed a 2,400 square foot prototype building with a 60 seat dining room and a 1,800 square foot building with 38 seats. After the implementation of frozen custard in fiscal 2002, the Company modified the building design for new restaurants to improve the service and functionality for customers purchasing frozen custard. Management anticipates new restaurants will be a 2,400 square foot building with a 60 seat dining room on 25,000 - 35,000 square feet lots located on high visibility, retail sites.

Management believes that the building form, design and aesthetic appeal address key issues and concerns of the consumer: speed, cleanliness, security, eye appeal, and an identifiable brand image. The exterior of the drive through only building consists of a cream-colored dry-vit system with an enclosed glass vestibule at the front for walk-up service. A brightly lit multi-colored fascia band runs the length of both sides of the building in addition to product and Good Times' proprietary signage. The double drive-through buildings are transportable and therefore can be moved from an unsuccessful site to a better location. Future buildings may be "stick built" on-site for greater cost efficiency, limiting our ability to relocate these stores. The new lobby seating model is a stone and dry-vit exterior with panelized proprietary facias and brightly lit awnings.

Management performs extensive site evaluation and expects a minimum number of buildings will ever have to be moved. However, one Good Times unit was relocated from a development condemned under eminent domain proceedings in 1999 and one franchise-owned building was relocated to a new site in fiscal 2001.

Plan of Operation

The Company's primary objective for fiscal 2004 is to stabilize its same store sales trends by continuing to reposition its business concept away from direct competition with the large national hamburger chains through the development and promotion of fresh frozen custard, highly differentiated taste profiles of its sandwiches and other core menu product and packaging improvements to drive increased consumer satisfaction. This repositioning is intended to build on the substantial brand equity that Good Times has in product quality and taste in its core menu of hamburgers and fries and to more definitively differentiate and integrate the Good Times brand experience.

The Company's other objectives for fiscal 2004 are to:

  Improve customer value by offering a wide range of menu pricing,
  Continue the development of additional company-owned and franchised restaurants in Colorado based on the availability of sites and financing,
  Introduce limited new menu offerings,
  Develop product quality enhancements to continue to leverage Good Times' brand position based on superior taste and high quality ingredients,
  Reinvest in existing restaurants to freshen the exterior appearance,
  Develop the co-brand test out of our core market and evaluate its viability for out of market growth and,
  Improve overall customer satisfaction measures through enhanced management and training processes.

Good Times' ongoing objective is to stabilize and increase average restaurant sales through increased customer counts in each primary daypart (lunch, dinner and late-night), selective menu and price promotions and effective marketing of Good Times' competitive attributes of high quality products, unique taste profiles and demonstrable value. The Company expects modest product price increases in 2004 due to anticipated higher commodity costs.

Colorado is divided into two primary media markets, Denver and Colorado Springs/Pueblo. The Company has plans to fully develop the Denver market and then develop the Colorado Springs/Pueblo market, depending on availability of financing and suitable restaurant sites. Management estimates that the Denver market will support 45-55 Good Times restaurants and the Colorado Springs/Pueblo market will support 10-12 restaurants. Media advertising is important to effectively build brand awareness and the repositioning of the concept. All of our growth for fiscal 2004 and 2005 will be focused in Colorado to increase media and supervision efficiencies.

As of December 16, 2003, the Company operated nineteen company-owned and joint venture Good Times restaurants and had fifteen franchised restaurants open in Colorado, one in Boise, Idaho and one in Laramie, Wyoming.

	December 16, 2002	December 16, 2003
Company-owned restaurants	11	11
Joint venture restaurants	9	8
Franchise operated restaurants	16	17
Total restaurants	36	36

Management anticipates that Good Times and its franchisees will begin development of a total of five to seven Good Times units in Colorado in 2004 depending on site and financing availability.

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

Each Good Times unit employs an operating partner or a general manager, one to two assistant managers and approximately 15 to 25 employees, most of who work part-time during three shifts. Operating systems and training materials are utilized to ensure consistent performance to Good Times' standards. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. Management of Good Times believes that incentive compensation of its restaurant managers is essential to the success of its business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives. The Operating Partner Program was introduced in fiscal 2002 whereby a store Operating Partner may earn 25% of a restaurant's improvement in cash flow over a base year.

The Company uses several sources of customer feedback to evaluate each restaurant's service and quality performance, including an extensive, computerized secret shopper program, a computerized monthly telephone survey of fifty customers per restaurant, customer comment phone line, telephone surveys and web site comments. Additionally, management uses both its own primary consumer research for product development and customer usage and attitude patterns as well as third party market research that evaluates Good Times' performance ratings on several different operating attributes against key competitors.

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

Signage is one of the most important elements for establishing identity at each location. The Good Times restaurant sign package that has been developed offers flexibility based on local codes, site layout and surrounding property. The Company's signage, logos and graphics for all restaurants were revised in fiscal 2001 and 2002 to support the strategic repositioning of the brand to Good Times Burgers & Frozen Custard.

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

Good Times estimates that it will cost a franchisee on average approximately $575,000 to $675,000 to open a Good Times drive-through restaurant, and $700,000 - $800,000 to open a restaurant with dining room seating, including pre-opening costs and working capital, assuming the land is leased. A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least 0.5% of net sales, plus participation in regional advertising up to 5% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant. Among the services and materials which Good Times provides to franchisees are site selection assistance, plans and specifications for construction of the Good Times Drive Thru restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurant.

Good Times has entered into fourteen franchise agreements in the greater Denver metropolitan area. Fourteen franchise restaurants and eight joint-venture restaurants are operating in the Denver metropolitan area media market. One franchise restaurant is open in Grand Junction, Colorado, one in Boise, Idaho and one in Laramie, Wyoming. Two multi-unit franchise development agreements were entered into during fiscal 2002 for the development of eleven restaurants in the Colorado Springs market and two in the Denver area.

Employees

At December 16, 2003, the Company had approximately 305 employees of which 145 are part time employees and 160 are full-time employees. The Company considers its employee relations to be good. None of its employees is covered by a collective bargaining agreement.

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

Management of Good Times believes that it may have a competitive advantage in terms of quality of product compared to traditional fast food hamburger chains. However, price discounting by the major fast food hamburger chains has had a detrimental effect on Good Times' customer transactions in fiscal 2003. Early development of its double drive-through concept in Colorado has given Good Times an advantage over other double drive-through chains that may seek to expand into Colorado because of Good Times' brand awareness and present restaurant locations. Nevertheless, Good Times may be at a competitive disadvantage with other restaurant chains with greater name recognition and marketing capability. Furthermore, most of Good Times' competitors in the fast-food business operate more restaurants, have been established longer and have greater financial resources and name recognition than Good Times. There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Trademarks

Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado and intends to register that mark in each state where it or a franchisee intends to open a restaurant. Good Times has also registered its new mark "Good Times Burgers & Frozen Custard" federally and with the State of Colorado. Good Times received approval of its federal registration of "Good Times" in 2003.

In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Mighty Deluxe", "Wild Fries" and "Chicken Dunkers".

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

Available Information

Our Internet website address is www.goodtimesburgers.com. We make available free of charge through our website's investor information section our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC under applicable securities laws as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our website information is not part of or incorporated by reference into this Annual Report on Form 10-KSB.

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

We Have Accumulated Losses. We have incurred losses in every fiscal year since inception except 1999 and 2002 and as of September 30, 2003 we had an accumulated deficit of $9,453,000. As of September 30, 2003, we had working capital of $690,000.

We Must Sustain Same Store Sales Increases. As we develop additional restaurants, we expect that the increase in operating income generated by those restaurants will improve our financial results. However, we cannot assure you that we will achieve profitability on a consistent basis. We must sustain same store sales increases in existing restaurants to achieve profitability. Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and the consumer acceptance of the concept repositioning. We cannot assure you that our advertising and promotional efforts will in fact be successful.

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

Our Nasdaq Listing Is Important. Our common stock is currently listed for trading on the Nasdaq SmallCap Market. The Nasdaq maintenance rules require among other things that our common stock price remains above $1.00 per share and that we have minimum net tangible assets in excess of $2 million. We were required to obtain shareholder approval in 1998 for a reverse stock split to maintain a sufficient per share price to preserve our Nasdaq listing.

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

As of December 16, 2003, Good Times has an ownership interest in nineteen Good Times units, all of which are located in Colorado. Eight of these restaurants are held in joint venture limited partnerships of which Good Times is the general partner and has a 50% interest in seven of the partnership restaurants and a 78% interest in one partnership restaurant. There are eleven Good Times units that are wholly owned by Good Times.

Most existing Good Times restaurants are free-standing structures containing approximately 880 square feet (except for three conversions of other fast food restaurants that are 1,700-2,500 square feet, one conversion of a double drive-through building to one of 1,900 square feet with seating, two prototype 2,300 square foot buildings with seating and one prototype 1,800 square foot building with seating) situated on lots of approximately 18,000 to 30,000 square feet. Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report. Good Times intends to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale leaseback agreements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

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

Quarter Ended	High	Low
December 31, 2001	$2.50	$1.60
March 31, 2002	4.62	2.29
June 30, 2002	5.22	3.38
September 30, 2002	2.70	2.70
December 31, 2002	2.80	2.01
March 31, 2003	2.80	2.14
June 30, 2003	2.84	2.25
September 30, 2003	4.52	2.30

As of December 16, 2003 there were approximately 320 holders of record of Common Stock. However management estimates that there are not fewer than 1,500 beneficial owners of the Company's Common Stock.

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

Disclosure with Respect to the Company's Equity Compensation Plans

The Company maintains the 2001 Good Times Restaurants Stock Option Plan, pursuant to which it may grant equity awards to eligible persons, and has outstanding stock options granted under its 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan. In addition, in 1999 the Company issued a warrant to a significant Shareholder for the purchase of 25,000 shares of common stock at an exercise price of $4.00 per share. The warrant expires March 31, 2004. For additional information, see Note 10, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under the Company's plans and warrants as of September 30, 2003.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	536,579	$2.70	109,840
Equity compensation plans not approved by security holders	25,000	$4.00	0
Total	561,579	$2.76	109,840

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following selected financial data is derived from the Company's historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7 hereof.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company and Good Times for the fiscal years ended September 30, 2002 and 2003.

September 30,
Operating Data:	2003	2002

Total Net Revenues	15,479,000	17,536,000

Restaurant Operating Costs:
Food and paper costs	4,790,000	5,481,000
Labor, occupancy and other	7,497,000	7,866,000
Depreciation and amortization	929,000	1,004,000
Total restaurant operating costs	13,216,000	14,351,000

Income From Restaurant Operations	2,263,000	3,185,000

Other Operating Expenses:
Selling, General and Administrative Expense	2,141,000	2,300,000
Loss (Gain) on disposal of restaurants and equipment	(89,000)	3,000
Total Other Operating Expenses	2,052,000	2,303,000

Income (Loss) from Operations	211,000	882,000

Other Income and (expenses)
Minority income (expense), net	(227,000)	(432,000)
Interest, net	(80,000)	(123,000)
Other, net	(136,000)	(79,000)
Total other income and (expenses)	(443,000)	(634,000)

Net Income (loss) attributable to Common Shareholders	($232,000)	$248,000

Basic and Diluted Earnings Per Share	($.10)	$.11
Weighted average shares and equivalents used in per share calculations:
Basic	2,265,089	2,251,164
Diluted	2,265,089	2,323,769

Balance Sheet Data:
Working Capital	$690,000	$77,000
Total assets	7,587,000	8,999,000
Minority Interest	774,000	1,004,000
Long-term debt	1,230,000	2,152,000
Stockholders' equity	$3,922,000	$4,066,000

Results of Operations

Net Revenues

Net revenues for the fiscal year ended September 30, 2003 decreased $2,057,000 (11.7%) to $15,479,000 from $17,536,000 for the fiscal year ended September 30, 2002. Same store restaurant sales decreased $1,756,000 or 11.1%, during fiscal 2003 for restaurants that were open for the full fiscal 2002 and 2003 periods. Restaurant sales decreased $44,000 due to one company-owned restaurant in Silverthorne, Colorado and $272,000 due to one company-owned restaurant that was sold in May 2003. Net revenues increased $15,000 in fiscal 2003 due to a $75,000 increase in franchise fees offset by a $60,000 decrease in franchise royalties.

Same store restaurant sales were negatively impacted in fiscal 2003 by the following: 1) in the prior year period same store sales had increased 5.8% due primarily to the introduction of the frozen custard product; 2) in mid-March 2003 the Denver metropolitan area sustained a severe blizzard which resulted in an estimated $100,000 loss in sales as all restaurants were closed for approximately two to three days; 3) heavy discounting within the fast food industry; and, 4) a general decline in the overall economy.

Total restaurant sales for Good Times and its franchisees were $25,139,000 for fiscal 2003 compared to $27,887,000 for fiscal 2002.

Average restaurant gross sales for fiscal 2002 and 2003 were as follows:

	Fiscal 2002	Fiscal 2003
Company operated	$921,000	$816,000
Franchise operated	$836,000	$736,000
System total	$888,000	$784,000

Food and Paper Costs

Food and paper costs for fiscal 2003 decreased $691,000 from $5,481,000 (32% of restaurant sales) to $4,790,000 (31.8% of restaurant sales). Food and paper costs decreased as a percentage of restaurant sales primarily due to reduced discounting by the Company while beef costs rose to historic highs, increasing 38% from October 1, 2002 to October 1, 2003. Management anticipates beef costs will begin to decline in mid 2004 based upon industry projections and the lifting of the Canadian beef embargo.

Labor, Occupancy and Other Expenses

For fiscal 2003 labor, occupancy and other expenses decreased $369,000 from $7,866,000 (45.9% of restaurant sales) to $7,497,000 (49.8% of restaurant sales), compared to fiscal 2002. The $369,000 decrease in labor, occupancy and other expenses is primarily attributable to the decrease in restaurant sales of $2,072,000 as labor expenses decrease as sales decrease. The increase in labor, occupancy and other expenses as a percentage of restaurant sales is attributable to:

  The largely fixed nature of these expenses, as sales decrease the percentage of these expenses to restaurant sales increases,
  An increase in the average wages for restaurant employees of approximately 1.1%,
  Property tax expense increase of $18,000 due to an increase in equipment values,

  Bank fees increase of $14,000 due to a greater number of customer transactions using credit cards, and
  Building, property and liability insurance expense increase of $39,000 due to increases in the insurance market as a whole.

Depreciation and Amortization Expenses

For fiscal 2003 depreciation and amortization expenses decreased $75,000 from $1,004,000 to $929,000, compared to fiscal 2002. Depreciation expense decreased due to the aging of the Company's capital assets, as well as the sale of one company-owned restaurant in May 2003.

Income from Restaurant Operations

For fiscal 2003 income from restaurant operations was $2,263,000 compared to $3,185,000 for fiscal 2002. Income from restaurant operations as a percentage of restaurant sales was 15.0% for fiscal 2003, a decrease from 18.6% for fiscal 2002. Cash flow from restaurant operations (income from restaurant operations plus depreciation, opening expenses and accretion of deferred rent) as a percentage of restaurant sales was 21.3% for fiscal 2003 compared to 24.7% for fiscal 2002.

The decrease in both income and cash flow from restaurants as a percentage of restaurant sales for fiscal 2003 was primarily a result of the decrease in same store sales in the current period. Income from restaurant operations reflects regional supervision, opening expenses and accretion of deferred rent of $320,000 for fiscal 2003 and $332,000 for fiscal 2002.

Other Operating Expenses

Selling, general and administrative expenses decreased from $2,300,000 (13.4% of restaurant sales) in fiscal 2002 to $2,141,000 (14.2% of restaurant sales) in fiscal 2003. The decrease in selling, general and administrative expenses is partially attributable to decreased advertising expenses, which decreased to $984,000 (6.5% of restaurant sales) for fiscal 2003 from $1,087,000 (6.3% of restaurant sales) for fiscal 2002, as well as a decrease in general and administrative expenses, which decreased to $1,157,000 (7.7% of restaurant sales) for fiscal 2003 from $1,213,000 (7.1% of restaurant sales) for fiscal 2002.

Management anticipates that fiscal 2004 advertising will consist primarily of radio advertising, potential television advertising, on-site and point of purchase merchandising totaling approximately 6% - 7% of restaurant sales.

Loss (gain) or disposal of restaurants and equipment decreased $92,000 to ($89,000) from $3,000 in fiscal 2002. The $89,000 gain on disposal of restaurants and equipment is primarily due to the sale of one company-owned restaurant in May 2003.

Income from Operations

Income from operations decreased to $211,000 in fiscal 2003 compared to $882,000 in fiscal 2002. This decrease was attributable to the decrease in income from restaurant operations, offset by the decrease in other operating expenses for fiscal 2003.

Net Income (Loss)

Net loss was ($232,000) for fiscal 2003 compared to net income of $248,000 in fiscal 2002. The change from fiscal 2002 to fiscal 2003 was primarily attributable to the decrease in income from operations for fiscal 2003 of $671,000. In addition, 1) minority interest expense decreased $205,000 due to decreased income from restaurant operations of the joint venture restaurants for fiscal 2003; 2) net interest expense decreased $43,000 to $80,000 from $123,000 in fiscal 2002 due to reduced debt in the current period; and 3) other expenses increased $57,000 to $136,000 from $79,000 in fiscal 2002. The $57,000 increase in other expenses is primarily attributable to a $29,000 expense related to a restaurant sublease in Las Vegas, Nevada; an increase in franchise expense due to support costs for the opening of two new franchise restaurants; and a $22,000 expense related to a write down in the holding value of land.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2003, the Company had $1,480,000 of cash on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2004 will be sufficient to cover the Company's working capital requirements for fiscal 2004.

As of September 30, 2003, the Company had working capital of $690,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Good Times restaurants are opened.

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

Financing Transactions

In January 2002 the Company secured $175,000 in debt financing through GE Capital for the purpose of lending these funds to the Company's franchisees to purchase signage related to the frozen custard implementation. Through September 30, 2003 the Company had loaned all of the $175,000 to five separate franchisees. The Company has secured and personally guaranteed notes receivable from each franchisee bearing a higher rate of interest than the Company is obligated to pay under the GE Capital note.

Cash Flows

Net cash provided by operating activities was $707,000 for fiscal 2003 compared to $1,155,000 in fiscal 2002. The decreased net cash provided by operating activities for fiscal 2003 was the result of a decrease in the net income (loss) to ($232,000) and non-cash reconciling items totaling $939,000 (comprised principally of depreciation and amortization of $950,000, minority interest of $227,000, a gain on the disposal of property of $86,000, and decreases in operating assets and liabilities totaling $152,000).

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

Net cash provided by investing activities in fiscal 2003 was $448,000, which reflects payments for the purchase of property and equipment of $182,000, proceeds from the sale of assets of $383,000, proceeds from the sale of investments of $201,000 and payments received on loans made to franchisees of $46,000.

Net cash used in financing activities in fiscal 2002 was $436,000, which includes principal payments on notes payable and long term debt of $278,000, net repayments on lines of credit of $132,000, borrowings on notes payable and long-term debt of $447,000, distributions to minority interests in partnerships of $564,000, contributions from minority interests in partnerships of $64,000 and proceeds from the exercise of stock options of $27,000.

Net cash used in financing activities in fiscal 2003 was $646,000, which includes principal payments on notes payable and long term debt of $258,000, net repayments on lines of credit of $137,000, distributions (net of contributions) to minority interests in partnerships of $340,000 and proceeds from the exercise of stock options of $89,000.

Contingencies and Off-Balance Sheet Arrangements

The Company remains contingently liable on one Las Vegas restaurant lease. Management anticipates minimal future losses from the Las Vegas lease contingency. The Company is also contingently liable on several ground leases and one land and building lease that have been subleased or assigned to franchisees. The Company has never experienced any losses nor does it anticipate any future losses from these contingent lease liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $295,000.

The Company is a co-maker on a $2,000,000 line of credit to a third party entity, established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may then be operated as company-owned restaurants and some of which may be subleased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member of Smart Development, LLC has provided a $400,000 certificate of deposit as collateral for the line of credit. At September 30, 2003, $923,000 was outstanding for the development of two restaurants. For additional information, see the "Recent Developments" section of Item 1.

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

New Accounting Pronouncements

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation ' Transition and Disclosure ' An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and

Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2003, and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Hein + Associates llp

Denver, Colorado

November 4, 2003

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$ 1,480,000
Notes receivable	66,000
Receivables and other	206,000
Inventories	112,000
Total current assets	1,864,000

Property and Equipment, at cost:
Land and buildings	3,505,000
Leasehold improvements	2,711,000
Fixtures and equipment	4,989,000
11,205,000
Less accumulated depreciation and amortization	(6,112,000)
5,093,000
Other Assets:
Notes receivable	546,000
Other	84,000
630,000

Total Assets	$ 7,587,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$ 338,000
Accounts payable	209,000
Deferred income	85,000
Other accrued liabilities	542,000
Total current liabilities	1,174,000

Long-Term Liabilities:
Debt, net of current portion	1,230,000
Deferred liabilities	487,000
Total long-term liabilities	1,717,000

Minority Interests in Partnerships	774,000

Commitments and Contingencies (Note 4)

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	'
Common stock, $.001 par value; 50,000,000 shares authorized, 2,302,971 shares issued and outstanding	2,000
Capital contributed in excess of par value	13,372,000
Accumulated deficit	(9,452,000)
Total stockholders' equity	3,922,000

Total Liabilities and Stockholders' Equity	$7,587,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2003	2002
Net Revenues:
Restaurant sales	$ 15,056,000	$ 17,128,000
Area development and franchise fees	75,000	'
Franchise royalties	348,000	408,000
Total net revenues	15,479,000	17,536,000
Restaurant Operating Costs:
Food and paper costs	4,790,000	5,481,000
Restaurant labor costs	4,862,000	5,297,000
Restaurant occupancy costs	2,068,000	1,966,000
Accretion of deferred rent	22,000	31,000
Other restaurant operating costs	545,000	568,000
Opening expenses	'	4,000
Depreciation and amortization	929,000	1,004,000
Total restaurant operating costs	13,216,000	14,351,000
Income from Restaurant Operations	2,263,000	3,185,000
Other Operating Expenses (Income):
General and administrative	1,157,000	1,213,000
Advertising	984,000	1,087,000
(Gain) loss on disposal of restaurants and equipment	(89,000)	3,000
Total other operating expenses	2,052,000	2,303,000
Income From Operations	211,000	882,000
Other Expenses:
Interest income	57,000	57,000
Interest expense	(137,000)	(180,000)
Minority interest in income of partnerships	(227,000)	(432,000)
Other, net	(136,000)	(79,000)
Total other expenses, net	(443,000)	(634,000)
Net Income (Loss)	$ (232,000)	$ 248,000
Basic Earnings (Loss) Per Share	$ (.10)	$ .11
Diluted Earnings (Loss) Per Share	$ (.10)	$ .11
Weighted Average Common Shares Outstanding:
Basic	2,265,089	2,251,164
Diluted	2,265,089	2,323,769

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2001 THROUGH SEPTEMBER 30, 2003

	Common Stock		Capital Contributed In Excess of Par Value	Accumulated Deficit	Total
	Issued Shares	Par Value

Balances, October 1, 2001	2,242,263	$ 2,000	$13,240,000	$(9,468,000)	$3,774,000

Stock issued to employee benefit plan	9,767	'	17,000	'	17,000
Stock issued for exercised stock options	10,580	'	27,000	'	27,000
Net income	'	'	'	248,000	248,000

Balances, September 30, 2002	2,262,610	2,000	13,284,000	(9,220,000)	4,066,000

Stock issued for exercised stock options	40,361	'	88,000	'	88,000
Net loss	'	'	'	(232,000)	(232,000)

Balances, September 30, 2003	2,302,971	$2,000	$13,372,000	$(9,452,000)	$3,922,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$(232,000)	$248,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	950,000	1,023,000
Accretion of deferred rent	22,000	31,000
Minority interest	227,000	432,000
Loss (gain) on disposal of property, restaurants and equipment, net	(86,000)	3,000
Loss on lease buyout	34,000	'
Recognition of deferred income	(3,000)	'
Write-down of land	22,000	'
Common stock issued to 401(k) Plan for Company match	'	17,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(85,000)	(52,000)
Inventories	(16,000)	'
Prepaid expenses and other	(10,000)	(11,000)
Deposits and other assets	(25,000)	'
(Decrease) increase in:
Accounts payable	6,000	(440,000)
Accrued and other liabilities	(157,000)	(96,000)
Deferred franchise fees	60,000	'
Net cash provided by operating activities	707,000	1,155,000
Cash Flows Used In Investing Activities:
Payments for the purchase of property and equipment	(182,000)	(807,000)
Proceeds from sale of assets	383,000	'
Proceeds from sale of investments	201,000	'
Loans made to franchisees and to others	'	(181,000)
Payments received on loans to franchisees and to others	46,000	39,000
Net cash provided (used) in investing activities	448,000	(949,000)
Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long-term debt	(258,000)	(278,000)
Borrowings on notes payable and long-term debt	'	447,000
Net repayments on line-of-credit	(137,000)	(132,000)
Proceeds from exercise of stock options	89,000	27,000
Distributions paid to minority interests in partnerships	(344,000)	(564,000)
Contributions from minority interest in partnerships	4,000	64,000
Net cash used in financing activities	(646,000)	(436,000)
Increase (Decrease) in Cash and Cash Equivalents	509,000	(230,000)
Cash and Cash Equivalents, beginning of period	971,000	1,201,000
Cash and Cash Equivalents, end of period	$1,480,000	$971,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$137,000	$186,000
Payment of debt from sale of property	$632,000	$'
Purchase of equipment with debt	$26,000	$'
Transfer of assets through dissolution of partnership	$177,000	$'
Note receivable on sale of assets	$101,000	$'

  Organization and Summary of Significant Accounting Policies:

  Organization ' Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

  Drive Thru commenced operations in 1986 and, as of September 30, 2003, operates 19 company-owned and joint venture drive-thru fast food hamburger restaurants. The Company's restaurants are located in Colorado. In addition, Drive Thru has 15 franchises operating in Colorado, one in Laramie, Wyoming, and one in Boise, Idaho, and is offering franchises for development of additional Drive Thru restaurants.

  Principles of Consolidation ' The consolidated financial statements include the accounts of Good Times, its subsidiary and certain limited partnerships that are approximately 50% owned, in which the Company exercises control as general partner. All intercompany accounts and transactions are eliminated. The unrelated limited partners' equity of each partnership has been recorded as minority interest in the accompanying consolidated financial statements.

  Opening Costs ' Opening costs are expensed as incurred.

  Cash and Cash Equivalents ' The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

  Inventories ' Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of restaurant food items and related paper supplies.

  Property and Equipment 'Depreciation is recognized on the straight-line method over the estimated useful lives of the assets or the lives of the related leases, if shorter, as follows:

Building	15 years
Leasehold improvements	7-15 years
Fixtures and equipment	3-8 years

  Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

  Impairment ' The Company follows SFAS No. 144, when assessing properties for impairment. The undiscounted cash flows are compared to the net book value on a restaurant-by-restaurant basis. If the undiscounted cash flows are less than the net book value, the restaurant is written down to its fair market value.

  Sales of Restaurants and Restaurant Equity Interests ' Sales of restaurants or non-controlling equity interests in restaurants developed by the Company are accounted for under the full accrual method or the installment method. Under the full accrual method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete without further contingencies. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Under the installment method, gain is recognized as principal payments on the related notes receivable are collected.

  Deferred Liabilities ' Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $391,000 as of September 30, 2003) has been reflected in the accompanying consolidated balance sheet as a deferred liability. The remaining balance includes a deferred gain of $36,000 on the sale of a restaurant, and deferred franchise development fees of $60,000.

  Advertising ' The Company incurs advertising expense in connection with marketing of its restaurant operations. Advertising costs are expensed the first time the advertising takes place.

  Franchise and Area Development Fees ' Individual franchise fee revenue is deferred when received and is recognized as income when the Company has substantially performed all of its obligations under the franchise agreement and the franchisee has commenced operations. Area development fees and related direct expenses are recognized ratably upon opening of the applicable restaurants. Continuing royalties from franchisees, which are a percentage of the gross sales of franchised operations, are recognized as income when earned. Franchise development expenses, which consist primarily of legal costs and restaurant opening expenses associated with developing and opening franchise restaurants, are expensed against the related franchise fee income.

  Statement of Cash Flows 'For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Income Taxes ' Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

  Net Income (Loss) Per Common Share ' The income (loss) per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  Financial Instruments and Concentrations of Credit Risk 'Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees (see Note 4).

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and receivables. At September 30, 2003, notes receivable totaled $612,000 and were from seven entities. Additionally, the Company has other current receivables of $190,000, which includes $46,000 of current franchise receivables.

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

  Comprehensive Income (Loss) 'Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held to maturity investments. The Company's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

  Accounting Estimates'The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The actual results could differ from those estimates.

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

	Year Ended September 30,
	2003	2002
Net income (loss) applicable to common stockholders:
As reported	$(232,000)	$248,000
Pro forma expense	(176,000)	(225,000)
Pro forma net income	(408,000)	23,000
Net income (loss) per common share:
As reported	$(.10)	$.11
Pro forma	(.18)	.01

  The fair value of each employee option granted in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2003	2002

Expected volatility	80%	104%
Risk-free interest rate	3.7%	5%
Expected dividends	'	'
Expected terms (in years)	5-10	3-5

  Reclassification ' Certain reclassifications have been made to conform 2002 financial statements to the presentation in 2003. The reclassifications had no effect on net income.

  New Accounting Pronouncements 'In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation ' Transition and Disclosure ' An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.

  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

  The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

  Notes Receivable:

  Notes receivable consists of the following as of September 30, 2003:

Notes receivable from franchisees related to the sale of restaurants, 7% to 12%, monthly payments of principal and interest are due in the amount of approximately $4,000 with the final payment due in 2008 collateralized by a second interest in a building and equipment and guaranteed by an individual.	$328,000

Notes receivable from franchisees related to installation of certain equipment, 10%, monthly payments of principal and interest are due in the amount of approximately $3,000 with final payment in 2009 collateralized by all fixtures and equipment of the related restaurants.	284,000
612,000
Less current portion.	(66,000)

$546,000

  Debt:

Note payable with GE Capital Business Asset Funding with monthly payments of principal and interest (7.83%) due in the amount of $18,600 with the final payment due in November 2008. The loan is collateralized by the building, leasehold interest and equipment of two Good Times Restaurants and all custard equipment and signage purchased under the note.	$946,000

Line of Credit with Merrill Lynch Business Financial Services (fully extended) providing for monthly principal reductions ranging from 1.17% to 1.53% of the original amount borrowed until 2007 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate (3.8% at September 30, 2003) collateralized by the building, leasehold interest and equipment at one Good Times Restaurant.	356,000

Line of Credit with Merrill Lynch Business Financial Services (fully extended) providing for monthly principal reductions ranging from 1.80% to 1.96% of the original amount borrowed until 2005 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate (3.8% at September 30, 2003). The loan is guaranteed by a significant stockholder (see Note 8), collateralized by equipment at one Good Times Restaurant.	90,000

Note payable with GE Capital Business Asset Funding with monthly principal and variable interest (interest rate at September 30, 2003 was 5.74%), with the final payment due January 2009. Through January 2004, the Company has the option to fix the interest rate at 3.75%, plus the weekly average of five year U.S. Dollar Interest Rate Swaps. The loan is collateralized by the building, leasehold interest and equipment at one Good Times Restaurant.	139,000

Capital lease obligation for equipment, payable monthly in installments with interest of 9.15%, with lease expiring August 2007.	14,000

Other, various terms.	23,000
1,568,000
Less current portion.	(338,000)

$1,230,000

  As of September 30, 2003, principal payments on debt, excluding capital lease payments, over the next five years are as follows:

Years Ended September 30,

2004	$335,000
2005	333,000
2006	319,000
2007	283,000
2008	241,000
Thereafter	43,000

$1,554,000

  The Company leases certain equipment under capital leases. The liabilities under capital leases are recorded at the present value of the minimum lease payments.

  Future minimum lease payments due as of September 30, 2003 are as follows:

2004	$ 3,000
2005	3,000
2006	4,000
2007	5,000
15,000
Less amount representing interest	(1,000)

Present value of future minimum lease payments	$14,000

  The net book value of the equipment under capital leases at September 30, 2003 is approximately $14,000.

  In connection with certain of the above loans, the Company has agreed to certain covenants, which includes minimum tangible net worth and minimum cash flows, as defined in the agreements. As of September 30, 2003, the Company was in compliance with its loan covenants.

  Commitments and Contingencies:

  The Company's office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. The Company paid no material amounts as a result of these provisions.

  Following is a summary of operating lease activities:

Operating Leases 2003

Minimum rentals	$1,394,000
Less sublease rentals	(349,000)

Net rent paid	$1,045,000

  As of September 30, 2003, future minimum rental commitments required under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Operating Leases

2004	$1,496,000
2005	1,397,000
2006	1,283,000
2007	1,303,000
2008	1,286,000
Thereafter	8,448,000
15,213,000

Less sublease rentals	(4,864,000)

$10,349,000

  The Company's parent is also a guarantor on a Small Business Administration loan to a franchisee for approximately $295,000.

  Financing Transactions:

  The Company is a co-maker on a $2,000,000 line of credit to a third party entity, established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be leased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member of Smart Development, LLC has provided a $400,000 certificate of deposit as collateral for the line of credit. At September 30, 2003, $923,000 was outstanding for the development of three restaurants.

  Managed Limited Partnerships:

  Drive Thru is the general partner of a limited partnership that was formed to develop Drive Thru restaurants. Limited partner contributions have been used to construct new restaurants. Drive Thru, as a general partner, generally receives an allocation of approximately 50% of the profit and losses and a fee for its management services. The limited partners' equity has been recorded as a minority interest in the accompanying consolidated financial statements.

  Income Taxes:

  Deferred tax assets (liabilities) are comprised of the following at September 30, 2003:

	Current	Long Term
Deferred assets (liabilities):
Partnership basis difference	$'	$386,000
Tax effect of net operating loss carryforward	'	1,455,000
Exercise of non-qualified stock options	'	10,000
Property and equipment basis differences	'	(790,000)
Other accrued liability difference	14,000	12,000
Net deferred tax assets	14,000	1,073,000
Less valuation allowance*	(14,000)	(1,073,000)

Net deferred tax assets	$'	$'

  * The valuation allowance decreased by $390,000 during the year ended September 30, 2003.

  The Company has net operating loss carryforwards of approximately $3,928,000 for income tax purposes which expire from 2003 through 2021. The use of these net operating loss carryforwards may be restricted due to changes in ownership. As a result of certain non-qualified stock options which have been exercised, approximately $38,000 of net operating loss carryforward will be charged to "paid in capital," when, and if, the losses are utilized.

  Total income tax expense for the years ended 2003 and 2002 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2003	2002

Total expense (benefit) computed by applying the U.S. Statutory rate (34%)	$(72,000)	$84,000
State income tax, net of federal tax benefit	(7,000)	8,000
Effect of change in valuation allowance	390,000	121,000
Recovery of previously fully reserved deferred tax asset related to utilization of net operating loss	(193,000)	(198,000)
Other	(118,000)	(15,000)

Provision for income taxes	$'	$'

  Related Parties:

  A significant stockholder has entered into two franchise and management agreements with the Company. The Company also leases office and restaurant space from this stockholder under lease agreements which exist until 2005 and 2003, respectively. Rent paid to the stockholder in 2003 and 2002 for office space was $45,000 and $45,000, respectively. Rent paid to the stockholder in 2003 and 2002 for the restaurant was $40,000 and $48,000, respectively. The lease agreement for the restaurant is no longer in effect as the property was sold to a third party in August 2003. The stockholder is also a guarantor of 50% of the outstanding loan balance on a Merrill Lynch line of credit. The total outstanding balance on this debt at September 30, 2003 and 2002 was $90,000 and $141,000, respectively. The stockholder's construction division has performed remodeling for the Company. The Company believes these transactions are at fair market value. Two of the Company's Board members are principals of the stockholder.

  Stockholders' Equity:

  The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

  Stock-Based Compensation:

  The Company has a stock option plan (the 2001 Stock Option Plan) whereby 109,840 shares are available for future grants as either incentive stock options or non-statutory stock options. As of September 30, 2003, options for the purchase of 441,530 shares and 95,049 shares of common stock are outstanding under the Company's 1992 Incentive Stock Option Plan and the 1992 Non-Statutory Stock Option Plan, respectively. In fiscal 2003, 40,361 options were exercised.

  The following is a summary of activity under these stock option plans for the years ended September 30, 2003 and 2002.

  Incentive Stock Options - Activity for incentive stock options is summarized below.

	2003		2002
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	423,770	$2.58	328,970	$2.83
Canceled	(4,990)	$2.44	(2,520)	$2.10
Exercised	(5,410)	2.28	(580)	$2.52
Granted	28,160	$2.70	97,900	$1.75

Outstanding, end of year	441,530	$2.84	423,770	$2.58

  Subsequent to year end, the Company granted 28,740 options to employees at an exercise price of $3.60.

  For all incentive stock options granted during 2003 and 2002, the weighted average fair value per option was approximately $2.24 and $1.35, respectively. All options granted in 2003 and 2002 had an exercise price equal to the market price on the date of grant.

  Options will become exercisable as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

Options exercisable at 2003	284,643	$2.84
2004	57,664	$2.47
2005	41,892	$1.81
2006	46,468	$1.92
2007	10,863	$2.70

Total	441,530

  If not previously exercised, options outstanding at September 30, 2003 will expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2007	64,650	$2.50
2008	32,980	$2.50
2009	127,600	$3.15
2010	74,990	$3.12
2011	18,650	$1.38
2012	95,500	$1.75
2013	27,160	$2.70

Total	441,530

  Non-Qualified Stock Options - The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 2003 and 2002:

	2003		2002
	Number of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	118,000	$2.01	72,001	$2.33
Granted	12,000	$2.70	59,999	$1.75
Exercised	(34,951)	$2.18	(10,000)	$2.50
Cancelled	'		(4,000)	$2.50

Outstanding, end of year	95,049	$ 2.04	118,000	$2.01

  Subsequent to year end, the Company granted 12,000 options at an exercise price of $3.60 to directors.

  For all non-qualified stock options granted during 2003 and 2002, the weighted average fair value per option was approximately $1.79 and $1.19, respectively. The outstanding options at September 30, 2003 and 2002 had weighted average exercise prices of $2.04 and $2.01, respectively. All non-qualified stock options were granted at an exercise price equal to market price on the date of grant.

  All outstanding non-qualified options were exercisable at September 30, 2003. If not previously exercised, non-qualified options outstanding at September 30, 2003 will expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2004	7,000	$2.31
2005	12,000	$3.12
2006	12,000	$1.38
2007	52,049	$1.75
2008	12,000	$2.70

Total	95,049

  Stock Purchase Warrants ' In prior years, the Company granted 25,000 warrants at an exercise price of $4.00. All outstanding warrants were exercisable at September 30, 2003 and will expire in March 2004.

  Retirement Plan:

The Company has a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company made matching contributions of $15,000 in fiscal 2003 and issued 9,767 shares of its common stock in 2002. All matching contributions are made in cash.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the two most recent fiscal years, Good Times Restaurants has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

Item 8a. Controls and Procedures

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that the Company's disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fourth quarter of the fiscal year ended September 30, 2003.

PART III

Items 9-12.

The information required by Items 9 through 12 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC in connection with its Annual Meeting of Shareholders to be held on January 22, 2004.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit Description

3.1 Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant's Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2 Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3 Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 000-18590) incorporated herein by reference)

3.4 Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

4.1 Shareholder Rights Plan dated as of February 24, 1998 (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

4.2 Amendment No. 1 to Shareholder Rights Plan dated effective as of September 21, 1999 (previously filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 14, 1999 (File No. 000-18590) and incorporated herein by reference)

4.3 Amendment No. 2 to Shareholder Rights Plan dated effective as of October 31, 2001 (previously filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated November 15, 2001 (File No. 000-18590) and incorporated herein by reference)

10.1 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants Inc. as guarantor in the amount of $254,625 (previously filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.2 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants as guarantor in the amount of $104,055 (previously filed as Exhibit 10.35 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.3 Registration Rights Agreement dated May 31, 1996 regarding registration rights of the common stock issuable upon conversion of the Series A Convertible Preferred Stock (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.4 Amendment and Agreement regarding Series A Convertible Preferred Stock by and between Good Times Restaurants Inc. and The Bailey Company dated December 3, 1997, effective as of October 31, 1997 (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.5 Indemnification by Dr. Kenneth Dubach to Good Times Good Times Inc. dated December 10, 1996 with respect to the promissory note of the Boise Co-Development Limited Partnership dated November 3, 1995 in the original amount of $254,625 and the promissory note dated November 3, 1995 in the original amount of $104,055 (previously filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.6 Office lease (previously filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.7 The Bailey Company Guaranty Agreement (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.8 1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.9 1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.10 The Bailey Company Private Placement Letter Agreement dated March 12, 1999 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (File No. 000-18590) and incorporated herein by reference)

10.11 Warrant dated April 15, 1999 Issued to The Bailey Company, LLLP for the Purchase of 25,000 Shares of Common Stock of Good Times Restaurants Inc. (previously filed as Exhibit 4.2 to Amendment No. 4 to Schedule 13D filed on June 7, 1999 by The Bailey Company, LLLP, The Erie County Investment Co., and Paul T. Bailey (File No. 005-42729) and incorporated herein by reference)

10.12 Merrill Lynch Commitment Letter dated November 17, 1999 for Line of Credit (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 000-18590) and incorporated herein by reference)

10.13 GE Capital Term Note dated November 14, 2001 (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 000-18590) and incorporated herein by reference)

10.14 GE Capital Note dated November 14, 20012 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 (File No. 000-18590 and incorporated herein by reference)

10.15 2001 Stock Option Plan (previously filed as Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on August 20, 2002 (Registration No. 333-98407) and incorporated herein by reference

10.16 Employment Agreement dated October 3, 2001 between Registrant and Boyd E. Hoback

10.17 *Wells Fargo Credit Agreement Good Times Restaurants and Good Times Drive Thru Inc. and Smart Development, LLC dated May 12, 2003

14.1 *Code of Ethics

21.1 Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

23.1 *Consent of HEIN + ASSOCIATES LLP

31.1 * Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

31.2 * Certification of Controller pursuant to 18 U.S.C. Section 1350

32.1 * Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350

*Filed herewith.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the registrant during the fourth quarter of the fiscal year ended September 30, 2003.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Part III is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC in connection with its Annual Meeting of Shareholders to be held on January 22, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

Date: December 16, 2003
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey R. Bailey	Chairman of the Board	December 16, 2003
Geoffrey R. Bailey

/s/ Boyd E. Hoback	President and Chief Executive Officer	December 16, 2003
Boyd E. Hoback	and Director

/s/ Susan M. Knutson	Controller	December 16, 2003
Susan M. Knutson	(principal accounting and financial officer)

/s/ Dan W. James II	Director	December 16, 2003
Dan W. James II

/s/ David E. Bailey	Director	December 16, 2003
David E. Bailey

/s/ Thomas P. McCarty	Director	December 16, 2003
Thomas P. McCarty

/a/ Alan A. Teran	Director	December 16, 2003
Alan A. Teran

/s/ Richard J. Stark	Director	December 16, 2003
Richard J. Stark