Form 10QSB
period 2003-12-31
GOOD TIMES RESTAURANTS INC
filed 2004-02-13
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2003
Commission file number: 0-18590

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at February 13, 2003.

2,305,791 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended December 31, 2003
	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3 - 4
	For the three months ended December 31, 2003 and September 30, 2003

	Consolidated Statements of Operations -	5
	For the three months ended December 31, 2003 and 2002

	Consolidated Statements of Cash Flow -	6
	For the three months ended December 31, 2003 and 2002

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis	8 - 13

Item 3.	Quantitive and Qualitive Disclosures About Market Risk	13

Item 3.	Controls and Procedures	13

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information.	14

Item 6.	Exhibits and Reports on Form 8-K	14

	SIGNATURES	15

	CERTIFICATIONS	16 - 18

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
December 31, 2003		September 30, 2003
CURRENT ASSETS:
Cash and cash equivalent	$1,196,000	$1,480,000
Receivables and other	235,000	206,000
Inventories	99,000	112,000
Notes receivable	68,000	66,000
Total current assets	1,598,000	1,864,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	3,515,000	3,505,000
Leasehold improvements	2,711,000	2,711,000
Fixtures and equipment	4,993,000	4,989,000
	11,219,000	11,205,000

Less accumulated depreciation and amortization	(6,317,000)	(6,112,000)
	4,902,000	5,093,000
OTHER ASSETS:
Notes receivable, net of current portion	596,000	546,000
Deposits & other	97,000	84,000
	693,000	630,000

TOTAL ASSETS	$7,193,000	$7,587,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 345,000	$ 338,000
Accounts payable	273,000	209,000
Deferred income	61,000	85,000
Accrued liabilities - other	544,000	542,000
Total current liabilities	1,223,000	1,174,000

LONG-TERM LIABILITIES:
Debt, net of current portion	1,141,000	1,230,000
Deferred liabilities	492,000	487,000
Total long-term liabilities	1,633,000	1,717,000

MINORITY INTERESTS IN PARTNERSHIPS	746,000	774,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
	December 31,	September 30,
	2003	2003

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 5,000,000 shares

authorized, none issued and outstanding.

Common stock, $.001 par value; 50,000,000 shares authorized, 2,305,171 shares issued and outstanding as of December 31, 2003 and 2,302,971 shares issued and outstanding as of September 30, 2003

	- 2,000	- 2,000

Capital contributed in excess of par value	13,378,000	13,372,000
Accumulated deficit	(9,789,000)	(9,452,000)
Total stockholders' equity	3,591,000	3,922,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,193,000	$7,587,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
	2003	2002

NET REVENUES:
Restaurant sales, net	$3,447,000	$3,661,000
Franchise revenues, net	42,000	82,000
Total net revenues	3,489,000	3,743,000

RESTAURANT OPERATING EXPENSES:
Food & packaging costs	1,173,000	1,156,000
Payroll and other employee benefit expenses	1,173,000	1,158,000
Occupancy & other operating expenses	596,000	588,000
Accretion of deferred rent	5,000	6,000
Depreciation & amortization	192,000	239,000
Total restaurant operating costs	3,139,000	3,147,000

Selling, general & administrative expenses	666,000	656,000

INCOME (LOSS) FROM OPERATIONS	(316,000)	(60,000)

OTHER INCOME & (EXPENSES)
Minority income (expense), net	(14,000)	(53,000)
Interest, net	(8,000)	(25,000)
Other, net	2,000	1,000
Total other income & (expenses)	(20,000)	(77,000)

NET INCOME (LOSS)	($ 336,000)	($ 137,000)

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE	$ (.15)	$ (.06)

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION:

BASIC	2,304,271	2,262,610

DILUTED	N/A	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	($336,000)	($137,000)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	207,000	255,000
Accretion of deferred rent	5,000	6,000
Minority interest	14,000	53,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	41,000	35,000
Inventories	13,000	(12,000)
Prepaid expenses and other	(85,000)	(35,000)
(Decrease) increase in:
Accounts payable	64,000	(5,000)
Accrued and other liabilities	(22,000)	(48,000)
Net cash provided by (used in) operating activities	(99,000)	112,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(14,000)	(69,000)
Loans made to franchisees and to others	(62,000)	0
Payments received on loans to franchisees and to others	10,000	13,000
Net cash used in investing activities	(66,000)	(56,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(47,000)	(75,000)
Net repayments on line-of-credit	(35,000)	(33,000)
Proceeds from exercise of options	5,000	0
Distributions paid to minority interests in partnerships	(42,000)	(89,000)
Net cash used in investing activities	(119,000)	(197,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVAENTS	($284,000)	($141,000)

CASH AND CASH EQUIVALENTS, beginning of period	$1,480,000	$1,172,000

CASH AND CASH EQUIVALENTS, end of period	$1,196,000	$1,031,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 22,000	$ 41,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2003, the results of its operations and its cash flows for the three month period ended December 31, 2003. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

The consolidated balance sheet as of September 30, 2003 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2003.

2. CONTINGENT LIABILITY

The Company remains contingently liable on various leases of restaurants that were previously sold. The Company is also a guarantor on a Small Business Administration loan to a franchisee.

During fiscal year 2003 the Company became a co-maker on a $2,000,000 line of credit renewable annually at the Company's discretion, to a third party entity (Smart Development, LLC), established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased or directly leased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member (an unrelated third party) of Smart Development, LLC has provided a $400,000 certificate of deposit as collateral for the line of credit. At December 31, 2003, $970,000 was outstanding under the line of credit for the development of two restaurants. Smart Development LLC is developing two restaurants for sale to a franchisee upon completion and has completed one additional restaurant sale leaseback transaction. In the unlikely event that Smart Development LLC does not execute a sale leaseback transaction, the Company may at that point be required to perform on its guaranty and would purchase the developed restaurant and then establish permanent financing in place of the line of credit.

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

The Company had thirty-six restaurants open at December 31, 2003 of which seventeen were franchised or licensed units, eight joint-venture units and eleven company-owned units compared to thirty-six units open at December 31, 2002, of which sixteen were franchised or licensed units, nine joint-venture units and eleven company-owned units. The Company entered into two development agreements in late fiscal 2002 for the development of fourteen new restaurants through fiscal 2005 for the Denver and Colorado Springs markets. The Company has signed franchise agreements for four of these restaurants. Management anticipates that the Company and its franchisees will develop a total of five Good Times units in the Denver and Colorado Springs metropolitan areas in 2004.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months ended December 31, 2002 and the results of the Company for the three months ended December 31, 2003.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2003 decreased $254,000 (6.8%) to $3,489,000 from $3,743,000 for the three months ended December 31, 2002. Same store restaurant sales decreased $101,000 (3.0%) during the three months ended December 31, 2003 for the restaurants that were open for the full periods ending December 31, 2003 and December 31, 2002. Restaurant sales decreased $6,000 due to one non-traditional company-owned restaurant not included in same store sales and $107,000 due to one company-owned restaurant that was closed in April 2003 and subsequently sold in May 2003. Franchise revenues decreased $40,000 to $42,000 from $82,000 for the three months ended December 31, 2002 due to a decrease in franchise fees and royalties as well as licensing fees. Franchise revenues for the prior year period includes $12,000 in licensing fees for a Good Times restaurant operating at the Winter Park Resort in Colorado. The licensing agreement with the Winter Park Resort was terminated in July 2003. Franchise revenues for the prior year period also include a $25,000 franchise fee for a restaurant that opened in November 2002 in Laramie, Wyoming.

Restaurant Operating Expenses

Restaurant operating expenses as a percent of restaurant sales were 91.1% during the three months ended December 31, 2003 compared to 86.0% in the same prior year period.

The changes in restaurant-level expenses are explained as follows:

Restaurant-level expenses for the three month period ended December 31, 2002	86.0%
Increase in food and packaging costs	2.4%
Increase in payroll and other employee benefit expenses	2.4%
Increase in occupancy and other operating expenses	1.2%
Decrease in depreciation and amortization expenses	(.9%)
Restaurant-level expenses for the three month period ended December 31, 2003	91.1%

Food and Packaging Costs

For the three months ended December 31, 2003 the Company's food and paper costs increased $17,000 to $1,173,000 (34% of restaurant sales) from $1,156,000 (31.6% of restaurant sales) compared to the same prior year period. Food and packaging costs increased as a percentage of restaurant sales primarily due to a 45% increase in the cost of beef compared to the same prior year period, as well as a decrease in vendor rebates.

Beef costs have risen to historic highs since the Canadian beef embargo began in July 2003. Management anticipates beef costs will begin to decline in mid 2004 based upon industry projections; however, we can provide no assurance that this will occur.

Payroll and Other Employee Benefit Expenses

For the three months ended December 31, 2003 the Company's payroll and other employee benefit expenses increased $15,000 to $1,173,000 (34.0% of restaurant sales) from $1,158,000 (31.6% of restaurant sales) compared to the same prior year period. The increase in payroll and other employee benefit expenses as a percent of restaurant sales is primarily due to decreased sales as well as a $16,000 increase in employee health insurance expense.

Occupancy and Other Operating Expenses

For the three months ended December 31, 2003 the Company's occupancy and other operating expenses increased $8,000 to $596,000 (17.3% of restaurant sales) from $588,000 (16.1% of restaurant sales) compared to the same prior year period. The increase in occupancy and other operating expenses as a percent of restaurant sales is due to the largely fixed nature of these expenses. As sales decrease, the percentage of occupancy and other operating expenses to restaurant sales increases.

Depreciation and Amortization Expenses

For the three months ended December 31, 2003 the Company's depreciation and amortization expenses decreased $47,000 to $192,000 (5.6% of restaurant sales) from $239,000 (6.5% of restaurant sales) compared to the same prior year period. The $47,000 reduction in depreciation and amortization expenses for the three months ended December 31, 2003 is due to aging of the Company's capital assets, as well as the sale of one company-owned restaurant in fiscal 2003.

Selling, General and Administrative Expenses

For the three months ended December 31, 2003, selling, general and administrative expenses increased $10,000 to $666,000 (19.1% of total revenues) from $656,000 (17.5% of total revenues) for the same prior year period. The increase in selling, general and administrative expenses is partially attributable to a $24,000 increase in general and administrative expenses compared to the same prior year period, offset by decreased advertising expenses in the three months ended December 31, 2003, which decreased to $201,000 (5.8% of restaurant sales) from $215,000 (5.9% of restaurant sales) for the same prior year period. The increase in general and administrative expenses compared to the same prior year period is primarily attributable to increases in health insurance costs and professional services.

Income (Loss) From Operations

The Company had a loss from operations of ($316,000) in the three months ended December 31, 2003 compared to a loss from operations of ($60,000) for the same prior year period. The decrease in income from operations of $256,000 is due primarily to the decline in net revenues and other matters discussed above.

Net Income (Loss)

The net loss was ($336,000) for the three months ended December 31, 2003 compared to a net loss of ($137,000) for the same prior year period. The change from the three month period ended December 31, 2002 to December 31, 2003 was primarily attributable to the decrease in income from operations for the three months ended December 31, 2003. The decrease was partially offset by a decrease in net interest expense of $17,000 for the three months ended December 31, 2003. Additionally, minority interest expense decreased $39,000 for the three months ended December 31, 2003 due to decreased income from operations of the joint-venture restaurants compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2003, the Company had $1,196,000 cash and cash equivalents on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2004 will be sufficient to cover the Company's working capital requirements for fiscal 2004.

As of December 31, 2002, the Company had working capital of $375,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new restaurants are opened.

At December 31, 2003, the Company had a commitment not yet due or payable to the Sterling-Rice Group for approximately $125,000 for brand strategy development and consumer research. It is anticipated that the commitment will be complete by March 1, 2004.

Capital Expenditures

The Company is currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and is negotiating debt and sale-leaseback financing for the development of those restaurants. The Company and its franchisees anticipate opening five restaurants in fiscal 2004.

Financing Transactions

During fiscal year 2003 the Company became a co-maker on a $2,000,000 line of credit renewable annually at the Company's discretion, to a third party entity (Smart Development, LLC), established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased or directly leased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member (an unrelated third party) of Smart Development, LLC has provided a $400,000 certificate of deposit as collateral for the line of credit. At December 31, 2003, $970,000 was outstanding under the line of credit for the development of two restaurants. Smart Development LLC is developing two restaurants for sale to a franchisee upon completion and has completed one additional restaurant sale leaseback transaction. In the unlikely event that Smart Development LLC does not execute a sale leaseback transaction, the Company may at that point be required to perform on its guaranty and would purchase the developed restaurant and then establish permanent financing in place of the line of credit.

Cash Flows

Net cash used in operating activities was $99,000 for the three months ended December 31, 2003 compared to net cash provided by operating activities of $112,000 for the same prior year period. The net cash used in operating activities for the three months ended December 31, 2003 was the result of a net loss of ($336,000) and non-cash reconciling items totaling $237,000 (comprised of depreciation and amortization of $207,000, minority interest of $14,000 and increases in operating assets and liabilities totaling $16,000).

Net cash used in investing activities for the three months ended December 31, 2003 was $66,000 which reflects payments of $14,000 for miscellaneous restaurant related capital expenditures, $62,000 in loans made to franchisees and $10,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended December 31, 2002 was $56,000, which reflects payments of $36,000 for new restaurant development costs, $33,000 in miscellaneous restaurant related capital expenditures and $13,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended December 31, 2003 was $119,000, which includes principal payments on notes payable and long term debt of $47,000, repayments on lines-of-credit of $35,000, distributions to minority interests in partnerships of $42,000 and paid in capital activity of $5,000 related to the exercise of stock options.

Net cash used in financing activities for the three months ended December 31, 2002 was $197,000, which includes principal payments on notes payable and long term debt of $75,000, repayments on lines-of-credit of $33,000 and distributions to minority interests in partnerships of $89,000.

Contingencies

The Company remains contingently liable on one Las Vegas restaurant lease and is negotiating a settlement of the lease liability. Management anticipates a nominal future loss from the Las Vegas lease contingency. The Company is also contingently liable on several ground leases that have been subleased or assigned to franchisees. The Company has never experienced any losses nor does it anticipate any future losses from these contingent lease liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $289,000.

One company-owned restaurant lease expires in March 2004 and management is in negotiation for the extension of the lease. If acceptable terms cannot be negotiated, an asset write down of approximately $150,000 would be required. However, management anticipates an extension of the lease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

There were no material changes in the Company's exposure to market risk for the quarter ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that the Company's disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2003.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
      Exhibits. The following exhibits are furnished as part of this report:
Exhibit No.	Description
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Controller pursuant to 18 U.S.C. Section 1350

(b) During the quarter for which this report is filed, Good Times Restaurants filed the following report on Form 8-K:

None.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: February 13, 2004
BY: /s/ Boyd E. Hoback
Boyd E. Hoback, President and Chief Executive Officer

BY: /s/ Susan M. Knutson
Sue M. Knutson, Controller

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

/s/ Boyd E. Hoback

Boyd E. Hoback

President and Chief Executive Officer

February 13, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

/s/ Susan M. Knutson

Susan M. Knutson

Controller

February 13, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Good Times Restaurants Inc. (the "Company") for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Boyd E. Hoback, Chief Executive Officer and Susan M. Knutson, Controller of the Company, hereby certifies, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Boyd E. Hoback

Boyd E. Hoback

Chief Executive Officer

February 13, 2004

 /s/ Susan M. Knutson

Susan M. Knutson

Controller (principal financial officer)

February 13, 2004