Form 10QSB
period 2004-03-31
GOOD TIMES RESTAURANTS INC
filed 2004-05-14
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2004

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

(x)Yes ()No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at May 14, 2004.

2,335,857 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): ( )Yes (x)No

Form 10-QSB

Quarter Ended March 31, 2004
INDEX	PAGE

PART I - FINANCIAL INFORMATION
1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2004 and September 30, 2003	3 - 4

	Consolidated Statements of Operations - For the three months ended March 31, 2004 and 2003 and for the six months ended March 31, 2004 and 2003	5

	Consolidated Statements of Cash Flow - For the three months ended March 31, 2004 and 2003 and for the six months ended March 31, 2004 and 2003	6 - 7

	Notes to Financial Statements	8

2.	Management's Discussion and Analysis	9 - 15

3.	Quantitative and Qualitative Disclosures About Market Risk	15

4.	Controls and Procedures	15 - 16

PART II - OTHER INFORMATION

1 through 6	16 - 17

SIGNATURES	17

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER	18

CERTIFICATION OF THE CONTROLLER	19

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CONTROLLER	20

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	March 31, 2004	September 30, 2003
CURRENT ASSETS:
Cash and cash equivalent	$ 954,000	$1,480,000
Receivables, and other	359,000	206,000
Inventories	102,000	112,000
Notes receivable	84,000	66,000
Total current assets	1,499,000	1,864,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	3,507,000	3,505,000
Leasehold improvements	2,708,000	2,711,000
Fixtures and equipment	5,031,000	4,989,000
	11,246,000	11,205,000

Less accumulated depreciation and amortization	(6,519,000)	(6,112,000)
	4,727,000	5,093,000
OTHER ASSETS:
Notes receivable, net of current portion	589,000	546,000
Deposits & other	93,000	84,000
	682,000	630,000

TOTAL ASSETS	$6,908,000	$7,587,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$ 351,000	$ 338,000
Accounts payable	223,000	209,000
Deferred income	25,000	85,000
Accrued liabilities - other	651,000	542,000
Total current liabilities	1,250,000	1,174,000

LONG-TERM LIABILITIES:
Debt and capitalized leases, net of current portion	1,053,000	1,230,000
Deferred liabilities	494,000	487,000
Total long-term liabilities	1,547,000	1,717,000

MINORITY INTERESTS IN PARTNERSHIPS	720,000	774,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited)
	March 31, 2004	September 30, 2003
STOCKHOLDERS' EQUITY: Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding. Common stock, $.001 par value; 50,000,000 shares authorized, 2,311,923 shares issued and outstanding as of March 31, 2004 and 2,302,971 shares issued and outstanding as of September 30, 2003	2,000	2,000

Capital contributed in excess of par value	13,389,000	13,372,000
Accumulated deficit	(10,000,000)	(9,452,000)
Total stockholders' equity	3,391,000	3,922,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,908,000	$7,587,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
NET REVENUES:
Restaurant sales, net	$3,541,000	$3,457,000	$6,988,000	$7,118,000
Franchise net revenues	85,000	70,000	127,000	152,000
Total revenues	3,626,000	3,527,000	7,115,000	7,270,000

RESTAURANT OPERATING EXPENSES:
Food & packaging costs	1,188,000	1,108,000	2,362,000	2,264,000
Payroll & other employee benefit expenses	1,173,000	1,123,000	2,346,000	2,281,000
Occupancy & other operating costs	596,000	599,000	1,192,000	1,187,000
Accretion of deferred rent	7,000	6,000	12,000	12,000
Depreciation & amortization	189,000	221,000	381,000	460,000
Total restaurant operating costs	3,153,000	3,057,000	6,293,000	6,204,000

Selling, general & administrative expenses	629,000	620,000	1,295,000	1,276,000

INCOME (LOSS) FROM OPERATIONS	(156,000)	(150,000)	(473,000)	(210,000)

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(19,000)	(30,000)	(33,000)	(83,000)
Interest, net	(6,000)	(25,000)	(13,000)	(50,000)
Other, net	(30,000)	4,000	(28,000)	5,000
Total other income & (expenses)	(55,000)	(51,000)	(74,000)	(128,000)

NET INCOME (LOSS)	($211,000)	($201,000)	($547,000)	($338,000)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE	($ .09)	($ .09)	($ .24)	($ .15)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,308,735	2,262,610	2,305,397	2,262,610
DILUTED	N/A	N/A	N/A	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	($211,000)	($201,000)	(547,000)	(338,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	204,000	239,000	411,000	494,000
Accretion of deferred rent	7,000	6,000	12,000	12,000
Minority interest	19,000	30,000	33,000	83,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(21,000)	(246,000)	20,000	(211,000)
Inventories	(3,000)	6,000	10,000	(6,000)
Prepaid expenses and other	(101,000)	(6,000)	(186,000)	(42,000)
(Decrease) increase in:
Accounts payable	(50,000)	(29,000)	14,000	(33,000)
Accrued and other liabilities	66,000	(54,000)	44,000	(101,000)
Net cash provided by (used in) operating activities	(90,000)	(255,000)	(189,000)	(142,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(27,000)	(7,000)	(41,000)	(76,000)
Loans made to franchisees	(20,000)	0	(78,000)	0
Payments received on loans to franchisees	11,000	13,000	17,000	26,000
Net cash provided by (used in) investing activities	(36,000)	6,000	(102,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(48,000)	(73,000)	(95,000)	(148,000)
Borrowings on notes payable and long-term debt	0	26,000	0	26,000
Net repayments on line-of-credit	(34,000)	(33,000)	(69,000)	(66,000)
Proceeds from exercise of options	11,000	0	16,000	0
Distributions paid to minority interests in partnerships	(45,000)	(57,000)	(87,000)	(146,000)
Net cash provided by (used in) investing activities	(116,000)	(137,000)	(235,000)	(334,000)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(242,000)	(386,000)	(526,000)	(526,000)

CASH AND CASH EQUIVALENTS, beginning of period	$1,196,000	$1,031,000	$1,480,000	$1,171,000

CASH AND CASH EQUIVALENTS, end of period	$954,000	$645,000	$ 954,000	$645,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$21,000	$40,000	$43,000	$81,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, the results of its operations and its cash flow for the three month period ended March 31, 2004 and for the six month period ended March 31, 2004. Operating results for the three month period ended March 31, 2004 and for the six month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

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

During fiscal year 2003 the Company became a co-maker on a $2,000,000 line of credit renewable annually at the Company's discretion, to a third party entity (Smart Development, LLC), established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased or directly leased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member (an unrelated third party) of Smart Development, LLC has provided a $400,000 certificate of deposit as collateral for the line of credit. At March 31, 2004, $611,000 was outstanding under the line of credit for the development of one restaurant. Smart Development LLC is developing one restaurant for sale to a franchisee upon completion and has completed two additional restaurant sale leaseback transactions. The line of credit will be extended to June 30, 2004 and after the completion of the restaurant currently under development, management anticipates that the Company will not elect to renew the line of credit. In the unlikely event that Smart Development LLC does not execute a sale leaseback transaction, the Company may at that point be required to perform on its guaranty and would purchase the developed restaurant and then establish permanent financing in place of the line of credit.

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

The Company had thirty-seven restaurants open at March 31, 2004 of which eighteen were franchised units, eight joint-venture units and eleven company-owned units compared to thirty-six units open at March 31, 2003, of which sixteen were franchised or licensed units, nine joint-venture units and eleven company-owned units. In March 2004, a franchise unit opened in Colorado Springs, Colorado. Subsequent to March 31, 2004, the first store under a co-brand franchise agreement with Taco John's International opened in Cheyenne, Wyoming. The franchise agreement with Taco John's provides for the development of up to three co-branded stores by Taco John's. The Company entered into two development agreements in late fiscal 2002 for the development of fourteen new restaurants through fiscal 2005 for the Denver and Colorado Springs markets. The Company has signed franchise agreements for four of these restaurants. Management anticipates that the Company and its franchisees will develop a total of two additional Good Times units in the Denver and Colorado Springs metropolitan areas in 2004.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and six months ended March 31, 2003 and the results of the Company for the three months and six months ended March 31, 2004.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2004 increased $99,000 (2.8%) to $3,626,000 from $3,527,000 for the three months ended March 31, 2003. Same store restaurant sales increased $184,000 (5.8%) during the three months ended March 31, 2004 for restaurants that were open for the full periods ending March 31, 2004 and March 31, 2003. Same store sales were impacted positively by the following: 1) comparison to the prior year period when the Denver metropolitan area sustained a severe blizzard resulting in a loss of approximately $100,000 of sales; 2) February 2004 had twenty nine days compared to twenty eight in 2003; 3) an overall strengthening in the local economy; and, 4) increases in the Company's internal scorecard measures relating to customer satisfaction and speed of service. Restaurant sales increased $5,000 due to one non-traditional company-owned restaurant not included in same store sales, and decreased $105,000 due to one company-owned restaurant that was closed and sold in May 2003.

Franchise revenues increased $15,000 to $85,000 from $70,000 for the three months ended March 31, 2003 due to an increase in franchise fees offset by a decrease in franchise royalties and licensing fees. Franchise revenues for the prior period include $26,000 in licensing fees for a Good Times restaurant operating at the Winter Park Resort in Colorado. The licensing agreement with the Winter Park Resort was terminated in July 2003. Franchise revenues for the current year period include a $25,000 franchise fee for a restaurant that opened in March 2004 in Colorado Springs, Colorado.

Net revenues for the six months ended March 31, 2004 decreased $155,000 (2.1%) to $7,115,000 from $7,270,000 for the six months ended March 31, 2003. Same store restaurant sales increased $83,000 (1.3%) during the six months ended March 31, 2004 for restaurants that were open for the full six month periods ending March 31, 2004 and March 31, 2003. Same store sales were positively impacted as outlined in the previous paragraph. Restaurant sales decreased $2,000 due to one non-traditional company-owned restaurant not included in same store sales and $211,000 due to one company-owned restaurant that was closed and sold in May 2003.

Franchise revenues decreased $25,000 to $127,000 from $152,000 for the six months ended March 31, 2003 due to a decrease in franchisee royalties and licensing fees. Franchise revenues for the prior six month period includes $38,000 in licensing fees for the Good Times restaurant operating at the Winter Park Resort in Colorado.

Restaurant Operating Expenses

Restaurant operating expenses as a percent of restaurant sales were 88.8% during the three months ended March 31, 2004 compared to 88.3% in the same prior year period and were 89.9% during the six months ended March 31, 2004 compared to 87.0% in the same prior year period.

The changes in restaurant level expenses are explained as follows:	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Restaurant-level expenses for the period ended March 31, 2003	88.3%	87.0%
Increase in food and packaging costs	1.5%	2.0%
Increase in payroll and other employee benefit expenses	.6%	1.5%
Increase (decrease) in occupancy and other operating expenses	(.5%)	.4%
Decrease in depreciation and amortization expenses	(1.1%)	(1. 0%)
Restaurant-level expenses for the period ended March 31, 2004	88.8%	89.9%

Food and Packaging Costs

For the three months ended March 31, 2004 the Company's food and packaging costs increased $80,000 to $1,188,000 (33.5% of restaurant sales) from $1,108,000 (32.0% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2004 the Company's food and packaging costs increased $98,000 to $2,362,000 (33.8% of restaurant sales) from $2,264,000 (31.8% of restaurant sales) compared to the same prior year period.

For the three month and six month periods ended March 31, 2004 food and packaging costs increased as a percentage of restaurant sales primarily due to an increase in the cost of beef compared to the same prior year periods. Beef costs have risen to historic highs since the Canadian beef embargo began in July 2003. Management anticipates beef costs will begin to decline in mid 2004 based upon industry projections; however, we can provide no assurance that this will occur.

Payroll and Other Employee Benefit Expenses

For the three months ended March 31, 2004 the Company's payroll and other employee benefit expenses increased $50,000 to $1,173,000 (33.1% of restaurant sales) from $1,123,000 (32.5% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2004 the Company's payroll and other employee benefit expenses increased $65,000 to $2,346,000 (33.6% of restaurant sales) from $2,281,000 (32.0% of restaurant sales) compared to the same prior year period.

The increase in payroll and other employee benefit expenses as a percent of restaurant sales for the three month and six month periods ended March 31, 2004 is primarily due to increases in the average wages paid to employees as well as a $23,000 increase in employee health insurance expense.

Occupancy and Other Operating Expenses

For the three months ended March 31, 2004 the Company's occupancy and other operating expenses decreased $3,000 to $596,000 (16.8% of restaurant sales) from $599,000 (17.3% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2004 the Company's occupancy and other operating expenses increased $5,000 to $1,192,000 (17.1% of restaurant sales) from $1,187,000 (16.7% or restaurant sales).

The change in occupancy and other operating expenses as a percent of restaurant sales for the three and six month periods ending March 31, 2004 is due to the largely fixed nature of these expenses. As sales increase or decrease, the percentage of occupancy and other operating expenses to restaurant sales fluctuates.

Depreciation and Amortization Expenses

For the three months ended March 31, 2004 the Company's depreciation and amortization expenses decreased $32,000 to $189,000 (5.3% of restaurant sales) from $221,000 (6.4% of restaurant sales) compared to the same prior year period.

For the six months ended May 31, 2004 the Company's depreciation and amortization expenses decreased $79,000 to $381,000 (5.4% of restaurant sales) from $460,000 (6.5% of restaurant sales) compared to the same prior year period.

The reduction in depreciation and amortization expenses for the three month and six month periods ending ended March 31, 2004 is due to aging of the Company's capital assets, as well as the sale of one company-owned restaurant in fiscal 2003.

Selling, General and Administrative Expenses

For the three months ended March 31, 2004, selling, general and administrative expenses increased $9,000 to $629,000 (17.3% of total revenues) from $620,000 (17.6% of total revenues) for the same prior year period. The increase in selling, general and administrative expenses is primarily attributable to increased advertising expenses in the three months ended March 31, 2004, which increased $4,000 to $204,000 (5.8% of restaurant sales) from $200,000 (5.8% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2004, selling, general and administrative expenses increased $19,000 to $1,295,000 (18.2% of total revenues) from $1,276,000 (17.6% of total revenues) for the same prior year period. The increase in selling, general and administrative expenses is primarily attributable to a $28,000 increase in general and administrative expenses offset by decreased advertising expenses in the six months ended March 31, 2004, which decreased $9,000 to $406,000 (5.8% of restaurant sales) from $415,000 (5.8% of restaurant sales) for the same prior year period.

General and administrative expenses for the three and six month periods ending March 31, 2004 include a $22,000 expense related to a brand strategy and consumer research project. The total cost of the project, which was completed in March 2004, was $152,000 and is being amortized over seven months. The amortization period matches the anticipated implementation period of the brand strategy in advertising, product development and store level elements. Television advertising supporting the new brand strategy began on March 22, 2004 and will run through the end of the fiscal year. Management anticipates that advertising expenses will increase by approximately 1% of restaurant sales through the end of the fiscal year due to the television advertising campaign.

Income (Loss) From Operations

The Company had a loss from operations of ($156,000) in the three months ended March 31, 2004 compared to a loss from operations of ($150,000) for the same prior year period. The decrease in income from operations for the three month period ending March 31, 2004 is due to matters discussed above.

The Company had a loss from operations of ($473,000) in the six months ended March 31, 2004 compared to a loss from operations of ($210,000) for the same prior year period. The decrease in income from operations for the six month period ending March 31, 2004 is due to the decline in net revenues and other matters discussed above.

Net Income (Loss)

The net loss for the Company was ($211,000) for the three months ended March 31, 2004 compared to a net loss of ($201,000) for the same prior year period. The change from the three months ended March 31, 2003 to March 31, 2004 was primarily attributable to the decrease in income from operations for the three months ended March 31, 2004. In addition, minority interest expense decreased $11,000 for the three months ended March 31, 2004 due to decreased income from operations of the joint-venture restaurants compared to the same prior year period, and net interest expense decreased $19,000 for the three months ended March 31, 2004 compared to the same prior year period. Other expense for the three month period ending March 31, 2004 includes a one time expense of $29,000 related to the final settlement of a lease liability in Las Vegas.

The net loss for the Company was ($547,000) for the six months ended March 31, 2004 compared to a net loss of ($338,000) for the same prior year period. The change from the six months ended March 31, 2003 to March 31, 2004 was primarily attributable to the decrease in income from operations for the six months ended March 31, 2004. The decrease in income from operations was partially offset by a decrease in net interest expense of $37,000, and a decrease in minority interest expense of $50,000 for the six months ended March 31, 2003 compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2004, the Company had $954,000 cash and cash equivalents on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2004 will be sufficient to cover the Company's working capital requirements for fiscal 2004.

As of March 31, 2004, the Company had working capital of $249,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new Drive Thru restaurants are opened.

Capital Expenditures

The Company is currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and is negotiating debt and sale-leaseback financing for the development of those restaurants. The Company and its franchisees anticipate opening two to three restaurants in fiscal 2004.

Financing Transactions

During fiscal year 2003 the Company became a co-maker on a $2,000,000 line of credit renewable annually at the Company's discretion, to a third party entity (Smart Development, LLC), established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased or directly leased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member (an unrelated third party) of Smart Development, LLC has provided a $400,000 certificate of deposit as collateral for the line of credit. At March 31, 2004, $611,000 was outstanding under the line of credit for the development of one restaurant. Smart Development LLC is developing one restaurant for sale to a franchisee upon completion and has completed two additional restaurant sale leaseback transactions. The line of credit will be extended to June 30, 2004 and after the completion of the restaurant currently under development, management anticipates that the Company will not elect to renew the line of credit. In the unlikely event that Smart Development LLC does not execute a sale leaseback transaction, the Company may at that point be required to perform on its guaranty and would purchase the developed restaurant and then establish permanent financing in place of the line of credit.

Cash Flows

Net cash used in operating activities was $90,000 for the three months ended March 31, 2004 compared to net cash used in operating activities of $255,000 for the same prior year period. The net cash used in operating activities for the three months ended March 31, 2004 was the result of a net loss of ($211,000) and non-cash reconciling items totaling $121,000 (comprised of depreciation and amortization of $204,000, minority interest of $19,000, a decrease in accounts payable of $50,000, an increase in prepaid expenses of $101,000 and a net increase in other operating assets and liabilities of $49,000).

Net cash used in investing activities for the three months ended March 31, 2004 was $36,000, which reflects payments for the purchase of property and equipment of $42,000, $15,000 received for the sale of fixed assets, loans made to franchisees of $20,000 and $11,000 in principal payments received on loans to franchisees.

Net cash provided by investing activities for the three months ended March 31, 2003 was $6,000 which reflects payments of $7,000 in miscellaneous restaurant and corporate related capital expenditures, and $13,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended March 31, 2004 was $116,000, which includes principal payments on notes payable and long term debt of $48,000, repayments on lines-of-credit of $34,000, distributions to minority interests in partnerships of $45,000 and paid in capital activity of $11,000 related to the exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2003 was $137,000, which includes borrowings on long term notes payable of $26,000, principal payments on notes payable and long term debt of $73,000, repayments on lines-of-credit of $33,000 and distributions to minority interests in partnerships of $57,000.

Contingencies

The Company has negotiated a final settlement of a Las Vegas restaurant lease, which resulted in a final payment and expense of $29,000, reflected in the Statement of Operations for the three months ended March 31, 2004. The Company is also contingently liable on several ground leases that have been subleased or assigned to franchisees. The Company has never experienced any losses, nor does it anticipate any future losses, from these contingent liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $284,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

There were no material changes in the Company's exposure to market risk for the quarter ended March 31, 2004.

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

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that the Company's disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2004.

Part II. Other Information

Item 1. Legal Proceedings

Good Times Restaurants is subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On January 22, 2004, Good Times Restaurants held its annual meeting of Shareholders. At that meeting the election of the following directors to serve during the ensuring year:

	FOR	WITHHOLD
GEOFFREY R BAILEY	2,148,125	4,651
DAN W JAMES, II	2,152,715	3,861
BOYD E HOBACK	2,150,715	5,861
RICHARD J STARK	2,150,133	6,443
THOMAS P MCCARTY	2,152,173	4,403
ALAN A TERAN	2,152,715	3,861
DAVID E BAILEY	2,148,125	8,451

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit No. Description

*31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.

Section 1350

*31.2 Certification of Controller pursuant to 18 U.S.C. Section 1350

*32.1 Certification of Chief Executive Officer and Controller pursuant to

18 U.S.C. Section 906

(b) During the quarter for which this report is filed, Good Times Restaurants filed the following report on Form 8-K:

None.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 15, 2004	GOOD TIMES RESTAURANTS INC.
BY: /s/ Boyd E. Hoback
Boyd E. Hoback, President and Chief Executive Officer
/s/ Susan M. Knutson
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

5.'The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)'All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

/s/ Boyd E. Hoback

Boyd E. Hoback

President and Chief Executive Officer

May 15, 2004

Exhibit 31.2

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

a)'All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

/s/ Susan M. Knutson

Susan M. Knutson

Controller

May 15, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Good Times Restaurants Inc. (the "Company") for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Boyd E. Hoback, Chief Executive Officer and Susan M. Knutson, Controller of the Company, hereby certifies, pursuant to and solely for the purpose of 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Boyd E. Hoback

Boyd E. Hoback

Chief Executive Officer

May 15, 2004

/s/ Susan M. Knutson,

Susan M. Knutson

Controller (principal financial officer)

May 15, 2004