Form 10QSB
period 2004-06-30
GOOD TIMES RESTAURANTS INC
filed 2004-08-13
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2004

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

(x)Yes ()No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at August 13, 2004.

2,343,732 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): ( )Yes (x)No

Form 10-QSB

Quarter Ended June 30, 2004
INDEX	PAGE

PART I - FINANCIAL INFORMATION
1.	Financial Statements

	Consolidated Balance Sheets - June 30, 2004 and September 30, 2003	3 - 4

	Consolidated Statements of Operations - For the three months ended June 30, 2004 and 2003 and for the nine months ended June 30, 2004 and 2003	5

	Consolidated Statements of Cash Flow - For the three months ended June 30, 2004 and 2003 and for the nine months ended June 30, 2004 and 2003	6 - 7

	Notes to Financial Statements	8 - 9

2.	Management's Discussion and Analysis	10 - 16

3.	Quantitative and Qualitative Disclosures About Market Risk	16

4.	Controls and Procedures	17

PART II - OTHER INFORMATION

1 through 6	17 - 18

SIGNATURES	18

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER	19

CERTIFICATION OF THE CONTROLLER	20

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CONTROLLER	21

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30, 2004	September 30, 2003
CURRENT ASSETS:
Cash and cash equivalent	$1,023,000	$1,480,000
Receivables, and other	300,000	206,000
Inventories	114,000	112,000
Notes receivable	90,000	66,000
Total current assets	1,527,000	1,864,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	3,517,000	3,505,000
Leasehold improvements	2,728,000	2,711,000
Fixtures and equipment	5,017,000	4,989,000
	11,262,000	11,205,000

Less accumulated depreciation and amortization	(6,708,000)	(6,112,000)
	4,554,000	5,093,000
OTHER ASSETS:
Notes receivable, net of current portion	575,000	546,000
Deposits & other	84,000	84,000
	659,000	630,000

TOTAL ASSETS	$6,740,000	$7,587,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$ 361,000	$ 338,000
Accounts payable	223,000	209,000
Deferred income	51,000	85,000
Accrued liabilities - other	549,000	542,000
Total current liabilities	1,184,000	1,174,000

LONG-TERM LIABILITIES:
Debt and capitalized leases, net of current portion	960,000	1,230,000
Deferred liabilities	494,000	487,000
Total long-term liabilities	1,454,000	1,717,000

MINORITY INTERESTS IN PARTNERSHIPS	695,000	774,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)

(Unaudited)
	June 30, 2004	September 30, 2003
STOCKHOLDERS' EQUITY: Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and outstanding. Common stock, $.001 par value; 50,000,000 shares authorized, 2,343,732 shares issued and outstanding as of June 30, 2004 and 2,302,971 shares issued and outstanding as of September 30, 2003	2,000	2,000

Capital contributed in excess of par value	13,462,000	13,372,000
Accumulated deficit	(10,057,000)	(9,452,000)
Total stockholders' equity	3,407,000	3,922,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,740,000	$7,587,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
NET REVENUES:
Restaurant sales, net	$4,099,000	$3,882,000	$11,087,000	$11,000,000
Franchise net revenues	118,000	67,000	246,000	220,000
Total revenues	4,217,000	3,949,000	11,333,000	11,220,000

RESTAURANT OPERATING EXPENSES:
Food & packaging costs	1,449,000	1,185,000	3,810,000	3,449,000
Payroll & other employee benefit costs	1,248,000	1,217,000	3,594,000	3,498,000
Occupancy & other operating costs	624,000	627,000	1,816,000	1,814,000
Accretion of deferred rent	6,000	6,000	18,000	18,000
Depreciation & amortization	188,000	212,000	570,000	672,000
Total restaurant operating costs	3,515,000	3,247,000	9,808,000	9,451,000

Selling, general & administrative expenses	702,000	602,000	1,997,000	1,877,000

INCOME (LOSS) FROM OPERATIONS	0	100,000	(472,000)	(108,000)

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(48,000)	(67,000)	(82,000)	(151,000)
Interest, net	(5,000)	(19,000)	(18,000)	(69,000)
Other, net	(4,000)	37,000	(32,000)	41,000
Total other income & (expenses)	(57,000)	(49,000)	(132,000)	(179,000)

NET INCOME (LOSS)	($57,000)	$ 51,000	($604,000)	($287,000)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	($ .02)	$ .02	($ .26)	($ .13)
DILUTED	($ .02)	$ .02	($ .26)	($ .13)
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,324,698	2,262,626	2,308,834	2,262,615
DILUTED	2,324,698	2,297,752	2,308,834	2,262,615

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	($57,000)	$ 51,000	(604,000)	(287,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	205,000	230,000	616,000	724,000
Accretion of deferred rent	6,000	6,000	18,000	18,000
Minority interest	48,000	67,000	82,000	150,000
Gain on sale of assets	0	(66,000)	0	(66,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(6,000)	207,000	14,000	(4,000)
Inventories	(12,000)	(4,000)	(2,000)	(10,000)
Prepaid expenses and other	72,000	(8,000)	(114,000)	(50,000)
(Decrease) increase in:
Accounts payable	0	23,000	14,000	(10,000)
Accrued and other liabilities	(82,000)	55,000	(38,000)	(46,000)
Net cash provided by (used in) operating activities	174,000	561,000	(14,000)	419,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(52,000)	(98,000)	(108,000)	(148,000)
Net proceeds from sale of property	22,000	260,000	37,000	260,000
Loans made to franchisees	(9,000)	0	(87,000)	0
Payments received on loans to franchisees	17,000	12,000	34,000	38,000
Net cash provided by (used in) investing activities	(22,000)	174,000	(124,000)	150,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(49,000)	(65,000)	(144,000)	(213,000)
Net repayments on line-of-credit	(34,000)	(36,000)	(103,000)	(102,000)
Proceeds from exercise of options	73,000	0	89,000	0
Distributions paid to minority interests in partnerships	(73,000)	(94,000)	(161,000)	(240,000)
Net cash provided by (used in) investing activities	(83,000)	(195,000)	(319,000)	(555,000)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,000	540,000	(457,000)	14,000

CASH AND CASH EQUIVALENTS, beginning of period	954,000	645,000	$1,480,000	$1,171,000

CASH AND CASH EQUIVALENTS, end of period	$1,023,000	$1,185,000	$1,023,000	$1,185,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$20,000	$32,000	$64,000	$113,000
Payment of debt from sale of property	0	593,000	0	593,000
Purchase of equipment with debt	0	0	0	26,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, the results of its operations and its cash flow for the three month period ended June 30, 2004 and for the nine month period ended June 30, 2004. Operating results for the three month period ended June 30, 2004 and for the nine month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

The consolidated balance sheet as of September 30, 2003 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2003.

Stock-based compensation disclosures: The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.

	Nine Months Ended June 30,
	2004	2003
Net income (loss) applicable to common stockholders:
As reported	(604,000)	(287,000)
Pro forma expense	(93,000)	(132,000)
Pro forma net income	(697,000)	(419,000)
Net income (loss) per common share:
As reported	(.26)	(.13)
Pro forma	(.30)	(.19)

The fair value of each employee option granted in 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended June 30,
	2004	2003

Expected volatility	82%	80%
Risk-free interest rate	3.93%	3.7%
Expected dividends	-	-
Expected terms (in years)	5 - 10	5 - 10

2. CONTINGENT LIABILITY

The Company remains contingently liable on several leases of restaurants that were previously sold. The Company is also a guarantor on a Small Business Administration loan to a franchisee.

During fiscal year 2003 the Company became a co-maker on a $2,000,000 line of credit renewable annually at the Company's discretion, to a third party entity (Smart Development, LLC), established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased or directly leased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member (an unrelated third party) of Smart Development, LLC has provided a $400,000 certificate of deposit as collateral for the line of credit. At June 30, 2004 there was no balance outstanding under the line of credit. Smart Development LLC has completed three restaurant sale leaseback transactions. The line of credit expired June 30, 2004 and management anticipates that the Company will not elect to renew the line of credit.

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

The Company had thirty-eight restaurants open at June 30, 2004 of which nineteen were franchised units, eight joint-venture units and eleven company-owned units compared to thirty-five units open at June 30, 2003, of which fifteen were franchised or licensed units, nine joint-venture units and eleven company-owned units. In March 2004, a franchise unit opened in Colorado Springs, Colorado. In April 2004, the first store under a co-brand franchise agreement with Taco John's International opened in Cheyenne, Wyoming. The franchise agreement with Taco John's provides for the development of up to three co-branded stores by Taco John's. Subsequent to June 30, 2004 a franchise unit opened in Castle Rock, Colorado. The Company entered into two development agreements in late fiscal 2002 for the development of fourteen new restaurants through fiscal 2005 for the Denver and Colorado Springs markets. The Company has signed franchise agreements for four of these restaurants. Management anticipates that the Company and its franchisees will develop a total of one additional Good Times unit in the Denver metropolitan area in 2004.

The following presents certain historical financial information of the operations of the Company. This financial information includes the results of the Company for the three months and nine months ended June 30, 2003 and the results of the Company for the three months and nine months ended June 30, 2004.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2004 increased $268,000 (6.8%) to $4,217,000 from $3,949,000 for the three months ended June 30, 2003. Same store restaurant sales increased $208,000 (5.6%) during the three months ended June 30, 2004 for restaurants that were open for the full periods ending June 30, 2004 and June 30, 2003. Same store sales were impacted positively by the following: 1) comparison to the prior year period when same store sales had decreased 18% compared to 2002; 2) an overall strengthening in the local economy; and, 3) increases in the Company's internal scorecard measures relating to customer satisfaction and speed of service. Restaurant sales increased $32,000 due to one non-traditional company-owned restaurant not included in same store sales, and decreased $23,000 due to one company-owned restaurant that was closed and sold in May 2003.

Franchise revenues increased $51,000 to $118,000 from $67,000 for the three months ended June 30, 2003 due to an increase in both franchise fees and franchise royalties. Franchise revenues for the prior period include $6,000 in licensing fees for a Good Times restaurant operating at the Winter Park Resort in Colorado. The licensing agreement with the Winter Park Resort was terminated in July 2003. Franchise revenues for the current year period include $30,000 in franchise fees for two restaurants, one opened in April 2004 in Cheyenne, Wyoming and one opened July 6, 2004 in Castle Rock, Colorado.

Net revenues for the nine months ended June 30, 2004 increased $113,000 (1.0%) to $11,333,000 from $11,220,000 for the nine months ended June 30, 2003. Same store restaurant sales increased $292,000 (2.8%) during the nine months ended June 30, 2004 for restaurants that were open for the full nine month periods ending June 30, 2004 and June 30, 2003. Same store sales were positively impacted as outlined in the previous paragraph. Restaurant sales increased $30,000 due to one non-traditional company-owned restaurant not included in same store sales and decreased $235,000 due to one company-owned restaurant that was closed and sold in May 2003.

Franchise revenues increased $26,000 to $246,000 from $220,000 for the nine months ended June 30, 2003 due to an increase in both franchise fees and franchisee royalties. Franchise revenues for the prior nine month period includes $44,000 in licensing fees for the Good Times restaurant operating at the Winter Park Resort in Colorado.

Restaurant Operating Expenses

Restaurant operating expenses as a percent of restaurant sales were 85.7% during the three months ended June 30, 2004 compared to 83.7% in the same prior year period and were 88.4% during the nine months ended June 30, 2004 compared to 85.9% in the same prior year period.

The changes in restaurant level expenses are explained as follows:	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Restaurant-level expenses for the period ended June 30, 2003	83.7%	85.9%
Increase in food and packaging costs	4.8%	3.0%
Increase (decrease) in payroll and other employee benefit expenses	(.9%)	.6%
Increase (decrease) in occupancy and other operating expenses	(1.0%)	(.1%)
Decrease in depreciation and amortization expenses	(.9%)	(1. 0%)
Restaurant-level expenses for the period ended June 30, 2004	85.7%	88.4%

Food and Packaging Costs

For the three months ended June 30, 2004 the Company's food and packaging costs increased $264,000 to $1,449,000 (35.4% of restaurant sales) from $1,185,000 (30.5% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2004 the Company's food and packaging costs increased $361,000 to $3,810,000 (34.4% of restaurant sales) from $3,449,000 (31.4% of restaurant sales) compared to the same prior year period.

For the three month and nine month periods ended June 30, 2004 food and packaging costs increased as a percentage of restaurant sales primarily due to an increase in the cost of beef, chicken and dairy products compared to the same prior year periods. Beef costs have risen to historic highs since the Canadian beef embargo began in July 2003. In addition, the prior year period included approximately $65,000 in extraordinary vendor rebates. Management anticipates market price increases of 1.5% - 2% and some decrease in commodity costs over the remainder of fiscal 2004. However, beef prices are forecast to remain at or near historic highs.

Payroll and Other Employee Benefit Expenses

For the three months ended June 30, 2004 the Company's payroll and other employee benefit expenses increased $31,000 to $1,248,000 (30.4% of restaurant sales) from $1,217,000 (31.3% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2004 the Company's payroll and other employee benefit expenses increased $96,000 to $3,594,000 (32.4% of restaurant sales) from $3,498,000 (31.8% of restaurant sales) compared to the same prior year period.

The increase in payroll and other employee benefit expenses for the three month and nine month periods ended June 30, 2004 is primarily due to an increase in restaurant sales as well as slight increases in the average wages paid to employees and an increase in employee health insurance costs.

Occupancy and Other Operating Expenses

For the three months ended June 30, 2004 the Company's occupancy and other operating expenses decreased $3,000 to $624,000 (15.2% of restaurant sales) from $627,000 (16.2% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2004 the Company's occupancy and other operating expenses increased $2,000 to $1,816,000 (16.4% of restaurant sales) from $1,814,000 (16.5% or restaurant sales).

The change in occupancy and other operating expenses as a percent of restaurant sales for the three and nine month periods ending June 30, 2004 is due to the largely fixed nature of these expenses. As sales increase or decrease, the percentage of occupancy and other operating expenses to restaurant sales fluctuates.

Depreciation and Amortization Expenses

For the three months ended June 30, 2004 the Company's depreciation and amortization expenses decreased $24,000 to $188,000 (4.6% of restaurant sales) from $212,000 (5.5% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2004 the Company's depreciation and amortization expenses decreased $102,000 to $570,000 (5.1% of restaurant sales) from $672,000 (6.1% of restaurant sales) compared to the same prior year period.

The reduction in depreciation and amortization expenses for the three month and nine month periods ending ended June 30, 2004 is due to aging of the Company's capital assets, as well as the sale of one company-owned restaurant in fiscal 2003.

Selling, General and Administrative Expenses

For the three months ended June 30, 2004, selling, general and administrative expenses increased $100,000 to $702,000 (16.6% of total revenues) from $602,000 (15.2% of total revenues) for the same prior year period. The increase in selling, general and administrative expenses is attributable to increased advertising expenses in the three months ended June 30, 2004, which increased $53,000 to $279,000 (6.8% of restaurant sales) from $226,000 (5.8% of restaurant sales) for the same prior year period, as well as an increase in general and administrative expenses as explained below. The increase in advertising expenses is attributable to increased costs due to the launch of a television advertising campaign in March 2004.

For the nine months ended June 30, 2004, selling, general and administrative expenses increased $120,000 to $1,997,000 (17.6% of total revenues) from $1,877,000 (16.7% of total revenues) for the same prior year period. The increase in selling, general and administrative expenses is primarily attributable to a $76,000 increase in general and administrative expenses as well as increased advertising expenses in the nine months ended June 30, 2004. Advertising expenses increased $44,000 to $685,000 (6.2% of restaurant sales) from $641,000 (5.8% of restaurant sales) for the same prior year period.

General and administrative expenses for the three and nine month periods ending June 30, 2004 include an $88,000 expense related to a brand strategy and consumer research project. The total cost of the project, which was completed in March 2004, was $152,000 and is being amortized over seven months. The amortization period matches the anticipated implementation period of the brand strategy in advertising, product development and store level elements. Television advertising supporting the new brand strategy began on March 22, 2004 and will run through the end of the fiscal year. Management anticipates that advertising expenses will continue to run 1% higher (as a percent of restaurant sales) than the prior year period through the end of the fiscal year due to the television advertising campaign.

Income (Loss) From Operations

The Company had no income from operations in the three months ended June 30, 2004 compared to income from operations of $100,000 for the same prior year period.

The Company had a loss from operations of ($472,000) in the nine months ended June 30, 2004 compared to loss from operations of ($108,000) for the same prior year period.

The decrease in income from operations for the three and nine month periods ending June 30, 2004 is primarily due to the increase in food and packaging costs discussed above.Net Income (Loss)The net loss for the Company was ($57,000) for the three months ended June 30, 2004 compared to net income of $51,000 for the same prior year period. The change from the three months ended June 30, 2003 to June 30, 2004 was primarily attributable to the decrease in income from operations for the three months ended June 30, 2004. In addition, minority interest expense decreased $19,000 for the three months ended June 30, 2004 due to decreased income from operations of the joint-venture restaurants compared to the same prior year period, and net interest expense decreased $14,000 for the three months ended June 30, 2004 compared to the same prior year period. Other expense increased $41,000 to ($4,000) from $37,000 for the same prior year period. Other expense for the prior year period ended June 30, 2003 includes a gain on the sale of one company-owned restaurant.The net loss for the Company was ($604,000) for the nine months ended June 30, 2004 compared to a net loss of ($287,000) for the same prior year period. The change from the nine months ended June 30, 2003 to June 30, 2004 was primarily attributable to the decrease in income from operations for the nine months ended June 30, 2004 attributable to the increase in food and packaging costs. The decrease in income from operations was partially offset by a decrease in net interest expense of $51,000, and a decrease in minority interest expense of $69,000 for the nine months ended June 30, 2004 compared to the same prior year period. Other expense for the nine month period ending June 30, 2004 includes a one time expense of $29,000 related to the final settlement of a lease liability in Las Vegas, Nevada.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2004, the Company had $1,023,000 cash and cash equivalents on hand. The Company currently plans to use the cash balance and cash generated from operations for increasing the Company's working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2004 will be sufficient to cover the Company's working capital requirements for fiscal 2004.As of June 30, 2004, the Company had working capital of $343,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. The Company anticipates that working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

The Company is currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and is negotiating debt and sale-leaseback financing for the development of those restaurants. The Company and its franchisees anticipate opening one new restaurant in fiscal 2004.

Financing Transactions

During fiscal year 2003 the Company became a co-maker on a $2,000,000 line of credit renewable annually at the Company's discretion, to a third party entity (Smart Development, LLC), established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions, some of which may be operated as company-owned restaurants and some of which may be subleased or directly leased to franchisees. The proceeds of the sale leaseback transactions will be used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member (an unrelated third party) of Smart Development, LLC has provided a $400,000 certificate of deposit as collateral for the line of credit. At June 30, 2004 there was no balance outstanding under the line of credit. Smart Development LLC has completed three restaurant sale leaseback transactions. The line of credit expired June 30, 2004 and management anticipates that the Company will not elect to renew the line of credit.

Cash Flows

Net cash provided by operating activities was $174,000 for the three months ended June 30, 2004 compared to net cash provided by operating activities of $561,000 for the same prior year period. The net cash provided by operating activities for the three months ended June 30, 2004 was the result of a net loss of ($57,000) and non-cash reconciling items totaling $231,000 (comprised of depreciation and amortization of $205,000, minority interest of $48,000 and a net decrease in other operating assets and liabilities of $22,000).

Net cash used in investing activities for the three months ended June 30, 2004 was $22,000, which reflects payments for the purchase of property and equipment of $52,000, $22,000 received for the sale of fixed assets, loans made to franchisees of $9,000 and $17,000 in principal payments received on loans to franchisees.Net cash provided by investing activities for the three months ended June 30, 2003 was $174,000 which reflects payments of $98,000 in miscellaneous restaurant and corporate related capital expenditures, $260,000 in net proceeds from the sale of property and $12,000 in principal payments received on loans to franchisees.Net cash used in financing activities for the three months ended June 30, 2004 was $83,000, which includes principal payments on notes payable and long term debt of $49,000, repayments on lines-of-credit of $34,000, distributions to minority interests in partnerships of $73,000 and paid in capital activity of $73,000 related to the exercise of stock options.Net cash used in financing activities for the three months ended June 30, 2003 was $195,000, which includes principal payments on notes payable and long term debt of $65,000, repayments on lines-of-credit of $36,000 and distributions to minority interests in partnerships of $94,000.

Contingencies

The Company has negotiated a final settlement of a Las Vegas restaurant lease, which resulted in a final payment and expense of $29,000, reflected in the Statement of Operations for the nine months ended June 30, 2004. The Company is also contingently liable on several ground leases that have been subleased or assigned to franchisees. The Company has never experienced any losses, nor does it anticipate any future losses, from these contingent liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $278,000, which is secured by a first security on the building, equipment and operating assets of the restaurant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk for the quarter ended June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Controller, who currently performs the functions of principal financial officer of the Company, as appropriate, to allow timely decisions regarding required disclosure. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that the Company's disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004.

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

DATE: August 13, 2004

GOOD TIMES RESTAURANTS INC.

BY: /s/Boyd E. Hoback

Boyd E. Hoback,

President and Chief Executive Officer

BY:/s/ Susan M. Knutson

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

August 13, 2004

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

August 13, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Good Times Restaurants Inc. (the "Company") for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Boyd E. Hoback, Chief Executive Officer and Susan M. Knutson, Controller of the Company, hereby certifies, pursuant to and solely for the purpose of 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Boyd E. Hoback

Boyd E. Hoback,

President and Chief Executive Officer

August 13, 2004

/s/ Susan M. Knutson

Susan M. Knutson

Controller (principal financial officer)

August 13, 2004