Form 10KSB
period 2004-09-30
GOOD TIMES RESTAURANTS INC
filed 2004-12-29
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2004

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year ended September 30, 2004 were $15,781,000.

As of December 13, 2004, the aggregate market value of the 1,292,469 shares of common stock held by non-affiliates of the issuer, based on the closing sales price of the common stock on December 13, 2004 of $3.15 per share as reported on the Nasdaq Smallcap Market, was $4,071,277.

As of December 13, 2004, the issuer had 2,354,710 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 and 14 of Part III of this form is incorporated by reference from the issuer's definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with the issuer's annual meeting of shareholders to be held on February 10, 2005.

Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I

Item 1. Description of Business.

Overview

Good Times Restaurants Inc., a Nevada corporation (the "Company"), was organized in 1987. The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc., which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Drive Thru Burgers(SM). During 2001, the restaurants' brand name, trademark and logo were changed to Good Times Burgers & Frozen Custard to reflect a strategic repositioning of the Good Times concept. Most of our restaurants are located in the Denver, Colorado metropolitan area. The terms "Good Times", "we", "us" and "our" where used herein refers to the operations of Good Times Drive Thru Inc. and of the Company.

Recent Developments

In July 2003 we engaged the Sterling Rice Group, a nationally known brand development company, to assist in refining and developing Good Times' overall brand strategy in order to deepen a more defined niche in the quick service restaurant category. As a result of that process, we have narrowed our consumer target profile, both demographically and psychographically, to a core customer whose priority is "seeking more out of life" and more out of their restaurant experience than simply convenience or price. This customer is more discriminating, engages with retail brands beyond simple functionality and is not defined simply by income, ethnic or age demographics. We have changed the way we are purchasing media advertising, reoriented our packaging and merchandising messaging and have begun extensive product development to refine existing menu items and develop new items that will build upon Good Times' historical equities and deepen our brand relevance to this new consumer target. We are in the early stages of implementing new advertising, menu boards, point of purchase materials, service improvements and menu introductions that will be completed during fiscal year 2005. We made the shift from radio advertising to television advertising in late March 2004 and have experienced same store sales increases in nine out of the last ten months.

In July 2003 we introduced Coleman 100% natural beef in all of our hamburgers and changed the recipes of our sandwiches to include whole leaf lettuce, whole grain buns and new packaging. Good Times is the only quick service restaurant chain to exclusively sell Coleman 100% natural beef and we have entered into an exclusivity agreement with Coleman for the Colorado market. To further support the brand umbrella of fresh, high quality products we are continuing to build the fresh frozen custard line of products and recently introduced a line of fresh squeezed lemonades. During fiscal 2004 we hired a nationally renowned culinary consultant to refine existing product recipes and develop new products in our core menu categories of burgers, chicken, frozen custard & desserts, sides and fountain. Our core strategy is centered around developing stronger and stronger product attributes that support our brand position and more vertical variety and taste profiles within these categories rather than building more horizontal variety in our menu. Our objective is to be the specialist and quality leader in each of these categories as the competition moves to more and more products.

The initial store of a co-brand test with a large regional Mexican quick service restaurant chain opened in the spring of 2004. Initial sales at the pilot store are exceeding expectations and we anticipate developing three to five additional stores under this format in fiscal 2005, both franchising the rights to Good Times in the co-brand and operating as a franchisee under the co-brand agreement. Our objective is to develop a higher than average sales model with attractive unit economics for new market franchise growth outside of Colorado and selective development within Colorado. Both concepts are consistent with Good Times' core brand position of fresh, high quality ingredients and strong, unique taste profiles. The co-brand may give us more expansion potential with wider consumer appeal across a broader demographic spectrum than either concept by itself.

We began developing a new building format in late fiscal 2003 that includes a 60 to 70 seat dining room, incorporates a new design on the exterior and a higher level of finishes on the interior, including slate, stone and extensive use of wood. The last three stores opened under this format are annualizing at over $1.1 million in sales, which is 30% higher than the average sales of company owned stores under the older, double drive thru format. We anticipate that all future stores will be developed with this format.

Concept and Business Strategy

We operate with two different formats that have evolved over the course of our history: a smaller, 880 square foot double drive thru building focused on drive thru service and limited walk up service; and a newer 2,400 square foot, 60 seat dining room format, that will be the model for future stores.

The most reliable measure of customer loyalty is their likelihood to recommend a brand. Our objective is to have every customer and every employee want to recommend Good Times to their friends. To achieve this, we have developed the following strategies.

  Focus on our most important drivers of success:

    Values. We strive to build and develop behaviors and expectations around what we value most throughout the company: integrity, continued improvement, customer loyalty and respect for each other.

    People. Beginning with our Operating Partner Program, people are our strongest asset. We seek to hire high quality people throughout and provide them with comprehensive training programs to ensure that we deliver consistently superior products and service.

    Distinctive quality. We strive to offer unique, highly distinctive tastes with the highest quality ingredients available in the quick service restaurant category.

    Excellent systems. We strive to provide the best systems and processes in every area to free our management to focus on leading their people.

  Offer high quality, unique menu items that provide exceptional value. Our restaurants feature menu items that are unique in the quick service segment, and flavor profiles that are associated more with casual theme than with fast food. Whenever possible, products support the brand umbrella of "fresh, high quality ingredients" such as fresh frozen custard made fresh throughout the day in every restaurant, 100% all natural Coleman beef, fresh squeezed lemonade, fresh leaf lettuce, grilled honey cured bacon, sliced Bermuda onions and toppings such as real guacamole, grilled pineapple and mushrooms. Each menu category has signature recipes with fun, irreverent names that build Good Times' non-traditional personality such as Wild Fries with Wild Dippin Sauce, Big Daddy Bacon Cheeseburger, Mighty Deluxe, Burnin' Buffalo Chicken and Caramel Apple Pie, Raspberry Torte and Cheesecake Custard Spoonbenders. We use a culinary consultant to assist in the continual development of new products and validate a product's appeal through research, testing and customer feedback panels prior to its rollout.

  Continually improve our fast, friendly, personal customer service. We strive to optimize and personalize the interaction between our team members and customers, particularly at the points of order and payment to build a reputation as having the friendliest service. We manage the face to face interaction with our customers through extensive employee screening and hospitality training to ensure their experience is punctuated by attentive, friendly service. Speed of service through our drive thru lanes is important to the consumers need for convenience but is always secondary to delivering the highest quality product possible. We monitor each car's service time and have developed incentive programs for management and team members to maintain our quick service standards.

  Build customer loyalty through a unique brand experience. In addition to fast friendly service and great tasting products, we strive to maintain clean, safe and appealing facilities with a particular emphasis on well groomed landscaping, freshly painted exteriors and merchandising that highlights the unique product attributes and flavors of our products. We believe that everything the customer sees, smells, hears and feels influences their overall impression and reputation of Good Times and that Good Times' target customer is seeking more out of even a quick service restaurant experience. While providing an excellent value at an average check under $5 per person, we do not focus on offering the lowest price or the biggest portions. We strive to continually elevate each element of the overall brand experience. Our focus in fiscal 2005 and 2006 is on improving the patio and walkup experience at our restaurants without a dining room, including patio facility improvements and new merchandising.

  Build awareness of the Good Times Burgers & Frozen Custard brand. We believe that Good Times has built substantial brand equity among our customers and has become known for our quality, service and signature tastes, particularly within the hamburger category. We believe there is significant opportunity to continue to build that reputation beyond the hamburger category and increase awareness of our signature tastes in the chicken category and frozen custard and dessert category. We plan an accelerated pace of product introductions in those categories in the next two fiscal years and anticipate an increase in their overall contribution to our sales mix. As we continue to build out the Colorado market, our media advertising presence will increase, raising our overall awareness and building a highly differentiated brand personality. Our objective is to create customer loyalty and affinity for Good Times.

  Continually improve our team members' knowledge and proficiency of our core processes. Our customers' experience is driven by the ability of our management and team members to consistently execute clearly defined processes in every area of our business. We believe that our team members' abilities and attitudes are directly related to our ability to provide well designed service, production and operating processes and effective training that allows them to continually learn, improve and succeed. We train, test, certify and retrain all team members and management on all of our core operating and management processes to continually improve levels of proficiency.

Current fiscal year initiatives

We are pursuing several initiatives for fiscal 2005 for our future growth, profitability and execution against the strategies outlined above.

  Reduce cost of sales. Our operating profit margins have been significantly effected by a dramatic increase in commodity costs that have pushed many of our core ingredients in beef, chicken, dairy, pork and others to historic highs. While we anticipate some normalization of the commodity environment in fiscal 2005, we are taking steps to reduce our food and packaging costs through engineering our product design, sales mix, contracting and purchasing, pricing and new product development with the objective of reducing our cost of sales.

  Accelerate product development and consumer validation. We have increased the pace of our product development and extended our planning and development horizon for new products, supported by new research and consumer validation tools and techniques. Our objective is to continue to extend Good Times' heritage for great hamburgers into our other menu categories.

  Improve existing facilities to support Good Times' brand position. New merchandising, menu boards and packaging will be implemented in early fiscal 2005 followed by improvements to several patio environments and other facility improvements to increase existing restaurants' "curb appeal" and appearance. Our objective is to develop a consistent brand image within the different building formats.

  Expand and validate the co-brand test for future expansion. We anticipate developing and franchising four to five additional prototype and conversion co-brand restaurants in fiscal 2005 and refining operating systems, processes and profit margins to see if this will be a platform for accelerated franchise growth in future years.

  Increase the development pipeline of new sites. Based upon the completion of the Preferred Stock sale, our objective is to accelerate the development of additional company owned and franchised restaurants in Colorado for fiscal 2005, 2006 and 2007.

Expansion strategy and site selection

Our restaurant expansion strategy focuses primarily on further penetrating our existing Colorado market. We believe this enables us to enhance consumer convenience and ease of access, leverage existing operating infrastructure and increase media advertising efficiencies and brand awareness. Additional growth outside of the Colorado market will depend on the success of the co-brand model, additional financing and qualified franchisees.

We plan on developing our new prototype restaurant design on sites that are on or adjacent to big box or grocery store anchored shopping centers in high activity and employment areas. Our site selection for new restaurants is oriented toward slightly higher income demographic areas than many of our urban locations and most of our targeted trade areas are in relatively high growth areas of the Denver, Colorado Springs and northern Colorado markets.

We lease most of our sites and when we do purchase and develop a site, our intention is to sell the developed site into the sale leaseback market under a long term lease. Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective. Our site criteria includes a mix of substantial daily traffic in front of the site, density of at least 50,000 people with a three mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

Restaurant locations

We currently operate and franchise a total of forty Good Times restaurants, of which thirty-seven are in Colorado, with thirty-five in the Denver greater metropolitan area, one in Grand Junction and one in Silverthorne. Eleven of the restaurants are company-owned and eight are owned jointly with a co-development partner. Twenty-one Good Times restaurants are franchised restaurants with fourteen operating in the Denver metropolitan area, one in Colorado Springs, Colorado, one in Grand Junction, Colorado, one in Longmont, Colorado, one in Loveland, Colorado, one in Boise, Idaho, one at the University of Wyoming in Laramie, Wyoming and one in Cheyenne, Wyoming. Good Times is also offering franchises for the development of additional Good Times restaurants.

	December 16, 2003	December 16, 2004
Company-owned restaurants	11	11
Joint venture restaurants	8	8
Franchise operated restaurants	17	21
Total restaurants	36	40

In fiscal 2004 we: 1) opened one new franchise restaurant in Colorado Springs, Colorado in March 2004 and two new franchise restaurants in the Denver metropolitan area, in July and August 2004; and, 2) opened one new franchised co-brand restaurant in Cheyenne, Wyoming. Two additional co-brand restaurants are under development and we anticipate opening and franchising a total of three to five co-branded restaurants in fiscal 2005. Three additional Good Times restaurants are under development and we anticipate opening four total restaurants in fiscal 2005. With the completion of the sale of preferred stock, we anticipate accelerating the acquisition of sites for company owned development in fiscal 2006 and beyond.

Colorado is divided into two primary media markets, Denver and Colorado Springs/Pueblo. We plan to fully develop the Denver market and then develop the Colorado Springs/Pueblo market, depending on availability of financing and suitable restaurant sites. Management estimates that the Denver market will support 45-55 Good Times restaurants and the Colorado Springs/Pueblo market will support 8 - 10 restaurants. Media advertising is important to effectively build brand awareness and the repositioning of the concept. All of our growth for fiscal 2005 and 2006 will be focused in Colorado to increase media and supervision efficiencies.

Menu

The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, fresh squeezed lemonade, soft drinks and frozen custard products. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is prepared with specially formulated and seasoned Coleman 100% natural beef, served on a 4 inch bun. Hamburgers and cheeseburgers are garnished with fresh leaf lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomatoes. Other specialty hamburger toppings include guacamole, fresh grilled honey cured bacon, and proprietary sauces. The chicken products include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomatoes on a whole grain bun and Chicken Dunkers, whole breast meat breaded strips. Signature sandwiches that will be rolled out in fiscal 2005 include the Burnin' Buffalo, Tasty Teriyaki, Peppercorn Ranch and Guacamole Chicken. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

Coleman beef is raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open beef market. We believe that Coleman beef delivers a better tasting product and, because of the rigorous protocols and testing that are a part of the Coleman processes, also minimizes the risk of any food borne bacteria related illnesses. Good Times is the only quick service restaurant chain serving exclusively Coleman 100% natural beef.

Fresh frozen custard is a premium ice cream (requiring in excess of 10% butterfat content) with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts. The custard is scooped similarly to hard-packed ice cream but is served at a slightly warmer temperature. The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products. Good Times serves the frozen custard in cups and cones, specialty sundaes and "Spoonbenders", a mix of custard and toppings, and we anticipate it will continue to become a larger percentage of sales as we continue to develop custard products and awareness.

Marketing & Advertising

Our marketing strategy focuses on: 1) driving comparable restaurant sales through attracting new customers and increasing the frequency of visits by current customers; 2) communicating specific product news and attributes to build strong points of difference from competitors; and 3) communicating a unique, strong and consistent brand.

Media is an important component of building Good Times' brand awareness and distinctiveness. We spent most of our ad dollars on radio media in the first half of 2004 and on television media during the last half of 2004. The Colorado market is an expensive media market, so most of our ad placement is not in prime time but in early and late fringe, prime access and late news time slots. As we continue to develop more and more distinctiveness to Good Times' brand and increase penetration of the Colorado market, we anticipate we will continue to use media advertising but that our aggregate advertising expenditures will decline as a percentage of restaurant sales.

Another important component of our marketing efforts is point of sale and on-site merchandising. We rotate new four color product messaging every other month and support new product introductions with extensive merchandising. Our restaurants with dining rooms have back lit and front lit product displays, table tents and product messaging throughout. Menu boards are kept fresh with new food photography and graphics each month.

Operations

Restaurant Management

We are developing Operating Partners in most of our restaurants as we are able to recruit qualified candidates. We believe that this is a distinct competitive advantage that provides a higher level of service, quality control and stability over time. The heart of the Operating Partner Program is to have each partner develop a relationship with the employees, the customers and the community at their restaurant and develop an ownership mentality with commensurate rewards as sales increase over a longer period of time. The program allows an Operating Partner to earn 25% of a restaurant's improvement in cash flow over an established baseline. Each Good Times unit employs an operating partner or a general manager, one to two assistant managers and approximately 15 to 25 employees, most of who work part-time during three shifts. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. We believe that incentive compensation of our restaurant managers is essential to the success of our business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives.

Operational systems and processes

We believe that we have some of the best operating systems and processes in the industry. Detailed processes have been developed for hourly, daily, weekly and monthly responsibilities that drive consistency across our system of restaurants and performance against our standards within different dayparts. We utilize a labor program to determine optimal staffing needs of each restaurant based on its actual customer flow and demand. We also employ several additional operational tools to continuously monitor and improve speed of service, food waste, food quality, sanitation, financial management and employee development. We are moving toward automating and computerizing as many of these systems as possible into an integrated, digital management system.

The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver. The total transaction time for the delivery of food at the window is approximately 30 to 60 seconds during peak times.

We use several sources of customer feedback to evaluate each restaurant's service and quality performance, including an extensive, computerized secret shopper program, customer comment phone line, telephone surveys and web site comments. Additionally, management uses both its own primary consumer research for product development and to determine customer usage and attitude patterns as well as third party market research that evaluates Good Times' performance ratings on several different operating attributes against key competitors.

Training

We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants. Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously. All of our training and development is based upon a "train, test, certify, retrain" cycle around standards and operating processes at all levels. We conduct a semi-annual performance review with each manager to discuss prior performance and future performance goals. We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.

Recruiting and retention

We seek to hire experienced restaurant managers and Operating Partners. We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, stock options for regional managers and incentives plans at every level that are tied to performance against key goals and objectives. We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement. We also provide various other incentives, including vacations, car allowances, monthly performance bonuses and monetary rewards for managers who develop future managers for our restaurants.

Franchising

Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Offering Circular and advertising material to be utilized in soliciting prospective franchisees. We seek to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to three restaurants. We currently review sites selected for franchises and monitor performance of franchise units. We are currently considering potential franchisees only for development of units in Colorado.

We estimate that it will cost a franchisee on average approximately $750,000 to $850,000 to open a restaurant with dining room seating, including pre-opening costs and working capital, assuming the land is leased. A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least 0.5% of net sales, plus participation in regional advertising up to 5% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant. Among the services and materials which we provide to franchisees are site selection assistance, plans and specifications for construction of the Good Times Drive Thru restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurants.

After a franchise agreement is signed, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with Good Times systems and procedures. During the development phase, we assist in the selection of sites and the development of prototype and building plans, including all required changes by local municipalities and developers. We provide an opening team of trainers to assist in the opening of the restaurant and training of the employees. We advise the franchisee on menu, management training, marketing, and employee development. On an ongoing basis we conduct standards reviews of all franchise restaurants in key areas including product quality, service standards, restaurant cleanliness and sanitation, food safety and people development.

We have entered into fourteen franchise agreements in the greater Denver metropolitan area. Sixteen franchise restaurants and eight joint-venture restaurants are operating in the Denver metropolitan area media market. One franchise restaurant is open in Grand Junction, Colorado, one in Boise, Idaho, one in Laramie, Wyoming, one co-branded restaurant in Cheyenne, Wyoming and one in Colorado Springs, Colorado.

Management Information Systems

Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems that we provide. Restaurant managers forward sales reports, vendor invoices, payroll data and other operating information to Good Times' headquarters on a weekly basis. Sales, labor and cash data is collected daily via an automated "polling" of each restaurant's point-of-sale system. Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance. We believe that these reporting systems are sophisticated, and enhance our ability to control and manage operations. We are testing additional back office capabilities at the restaurant level to improve the timeliness of food cost and labor expense controls.

Food Preparation, Quality Control & Purchasing

We believe that we have some of the highest food quality standards in the quick service restaurant industry. Our systems are designed to protect our food supply throughout the preparation process. We inspect specific qualified manufacturers and work together with those manufacturers to provide specifications and quality controls. Our operations management teams are trained in a comprehensive safety and sanitation course provided by the National Restaurant Association. Minimum cook temperature requirements and line checks throughout the day ensure the safety and quality of both burgers and other items we use in our restaurants.

We currently purchase 100% of our restaurant food and paper supplies from Yancey's Food Service. We do not believe that the current reliance on this sole vendor will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased. We do not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices.

Employees

At December 13, 2004, we had approximately 337 employees of which 268 are part time hourly employees and 69 are salaried employees working full time. We consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Competition

The restaurant industry, including the fast food segment, is highly competitive. Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl's Jr. and Sonic. Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado. Management believes that these double drive-through restaurant chains will not expand into Colorado based on their publicly reported objectives and resources. There are currently no significant competitors offering frozen custard as a primary menu item operating in the Denver market. However, we cannot assure that they will not enter the Colorado market and become significant competitors of Good Times.

Our management believes that we may have a competitive advantage in terms of quality of product compared to traditional fast food hamburger chains. Early development of our double drive-through concept in Colorado has given us an advantage over other double drive-through chains that may seek to expand into Colorado because of our brand awareness and present restaurant locations. Nevertheless, we may be at a competitive disadvantage to other restaurant chains with greater name recognition and marketing capability. Furthermore, most of our competitors in the fast-food business operate more restaurants, have been established longer, and have greater financial resources and name recognition than we do. There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Trademarks

Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado. We have also registered our new mark "Good Times Burgers & Frozen Custard" federally and with the State of Colorado. Good Times received approval of its federal registration of "Good Times" in 2003. In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Mighty Deluxe", "Wild Fries" and "Chicken Dunkers".

Government Regulation

Each Good Times restaurant is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Good Times restaurant. Federal and state environmental regulations have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. In addition, we are subject to the Americans With Disabilities Act, which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped. Management believes that we are in compliance with the Americans With Disabilities Act.

We are also subject to federal and state laws regulating franchise operations, which vary from registration and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating franchise relationships.

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

Risk Factors

You should consider carefully the following risk factors before making an investment decision with respect to Good Times Restaurants' securities.

We Have Accumulated Losses. We have incurred losses in every fiscal year since inception except 1999 and 2002 and as of September 30, 2004 we had an accumulated deficit of $10,118,000. We cannot assure you that we will not have a loss for the current fiscal year ending September 30, 2005. As of September 30, 2004, we had working capital of $626,000.

We Must Sustain Same Store Sales Increases. As we develop additional restaurants, we expect that the increase in operating income generated by those restaurants will improve our financial results. However, we cannot assure that we will achieve profitability on a consistent basis. We must sustain same store sales increases in existing restaurants to achieve profitability. Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and the consumer acceptance of the concept repositioning. We cannot assure that our advertising and promotional efforts will in fact be successful.

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

Item 2. Description of Property.

We currently lease approximately 3,350 square feet of space for our executive offices in Golden, Colorado for approximately $45,000 per year. The lease is for a three year term ending April 2005. The space is leased from The Bailey Company, a significant stockholder, at their corporate headquarters.

As of December 13, 2004, Good Times has an ownership interest in nineteen Good Times units, all of which are located in Colorado. Eight of these restaurants are held in joint venture limited partnerships of which Good Times is the general partner and has a 50% interest in seven of the partnership restaurants and a 78% interest in one partnership restaurant. There are eleven Good Times units that are wholly owned by Good Times.

Most existing Good Times restaurants are free-standing structures containing approximately 880 square feet (except for three conversions of other fast food restaurants that are 1,700 - 2,500 square feet, one conversion of a double drive-through building to one of 1,900 square feet with seating, two prototype 2,300 square foot buildings with seating and one prototype 1,800 square foot building with seating) situated on lots of approximately 18,000 to 30,000 square feet. Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report. We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale leaseback agreements.

All of the restaurants are regularly maintained by our repair and maintenance staff as well as by outside contractors, when necessary. We believe that all of our properties are in good condition and that there will not be a need for significant capital expenditures to maintain the operational and aesthetic integrity of our properties for the foreseeable future, other than recurring maintenance and periodic capital improvements. All of our properties are covered up to replacement cost under its insurance policies and in the opinion of management are adequately covered by insurance.

Item 3. Legal Proceedings.

We are not involved in any material legal proceedings. We are subject, from time to time, to various lawsuits in the normal course of business. These lawsuits are not expected to have a material impact.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

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

Quarter Ended	High	Low
December 31, 2002	$2.80	$2.01
March 31, 2003	2.80	2.14
June 30, 2003	2.84	2.25
September 30, 2003	4.52	2.30
December 31, 2003	4.00	3.50
March 31, 2004	4.00	2.62
June 30, 2004	3.90	3.11
September 30, 2004	3.49	2.90

As of December 13, 2004 there were approximately 319 holders of record of Common Stock. However management estimates that there are not fewer than 1,390 beneficial owners of our Common Stock.

Dividend Policy

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. In addition, we have obtained financing under loan agreements that restrict the payment of dividends. Our ability to pay future dividends will necessarily depend on our earnings and financial condition. However, since restaurant development is capital intensive, we currently intend to retain any earnings for that purpose.

Disclosure with Respect to the Company's Equity Compensation Plans

We maintain the 2001 Good Times Restaurants Stock Option Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan. For additional information, see Note 10, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans and warrants as of September 30, 2004.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	529,159	$2.74	70,500
Total	529,159	$2.74	70,500

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following selected financial data is derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7 hereof.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company and Good Times for the fiscal years ended September 30, 2003 and 2004.
September 30,
Operating Data:	2004	2003

Restaurant sales	$15,281,000	$15,056,000
Franchise fees and royalties	500,000	423,000
Total Net Revenues	15,781,000	15,479,000

Restaurant Operating Costs:
Food and packaging costs	5,302,000	4,790,000
Payroll and other employee benefit costs	4,933,000	4,862,000
Occupancy and other operating costs	2,674,000	2,635,000
Depreciation and amortization	_ _798,000	929,000
Total restaurant operating costs	13,707,000	13,216,000

Selling, General and Administrative Expenses	2,433,000	2,141,000
Loss (Gain) on disposal of restaurants and equipment	1,000	(89,000)

Income (Loss) from Operations	(360,000)	211,000

Other Income and (expenses)
Minority income (expense), net	(119,000)	(227,000)
Interest, net	(21,000)	(80,000)
Other, net	(165,000)	(136,000)
Total other income and (expenses)	(305,000)	(443,000)

Net Income (loss) attributable to Common Shareholders	($665,000)	($232,000)

Basic and Diluted Earnings Per Share	($.29)	($.10)
Weighted average shares and equivalents used in per share calculations:
Basic	2,307,360	2,265,089
Diluted	2,307,360	2,265,089

Balance Sheet Data:
Working Capital	$626,000	$690,000
Total assets	7,192,000	7,587,000
Minority Interest	670,000	774,000
Long-term debt	747,000	1,230,000
Stockholders' equity	$3,346,000	$3,922,000

Results of Operations

Net Revenues

Net revenues for the fiscal year ended September 30, 2004 increased $302,000 (1.9%) to $15,781,000 from $15,479,000 for the fiscal year ended September 30, 2003. Same store restaurant sales increased $381,000 or 2.7%, during fiscal 2004 for restaurants that were open for the full fiscal 2003 and 2004 periods. Restaurant sales increased $78,000 due to one company-owned restaurant in Silverthorne, Colorado and decreased $234,000 due to one company-owned restaurant that was sold in May 2003. Net revenues increased $77,000 in fiscal 2004 due to increases in franchise fees and franchise royalties.

Same store restaurant sales were positively impacted in fiscal 2004 by the following: 1) comparison to the prior year period when same store sales had decreased 11.1% compared to 2002; 2) an overall strengthening in the local economy; and, 3) increases in our internal scorecard measures relating to customer satisfaction and speed of service.

Total restaurant sales for Good Times and its franchisees were $28,395,000 for fiscal 2004 compared to $25,139,000 for fiscal 2003.

Average restaurant gross sales for fiscal 2004 and 2003 were as follows:

	Fiscal 2004	Fiscal 2003
Company operated	$838,000	$816,000
Franchise operated	$753,000	$736,000

Restaurant Operating Expenses

Restaurant operating costs as a percent of restaurant sales were 89.7% for fiscal 2004 compared to 87.8% in fiscal 2003.

The changes in restaurant-level costs are explained as follows:
Restaurant-level costs for the period ended September 30, 2003	87.8%
Increase in food and packaging costs	2.9%
Increase (decrease) in payroll and other employee benefit costs	0%
Increase (decrease) in occupancy and other operating costs	0%
Decrease in depreciation and amortization costs	(1.0%)
Restaurant-level costs for the period ended September 30, 2004	89.7%

Food and Packaging Costs

Food and packaging costs for fiscal 2004 increased $512,000 from $4,790,000 (31.8% of restaurant sales) to $5,302,000 (34.7% of restaurant sales). Food and packaging costs increased as a percentage of restaurant sales primarily due to commodity cost increases in beef, bacon, chicken and dairy products. Over the last twelve month period we have realized unprecedented cost increases, ranging from 12.5% for beef and bacon, to 22% for dairy products. Management will be taking measures to help reduce our food and packaging costs including; 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new purchasing agreements: and, 4) a general decline in commodity costs, particularly for beef, bacon and dairy is anticipated, however, management can not provide assurances that this will occur.

Payroll and Other Employee Benefit Costs

For fiscal 2004 payroll and other employee benefit costs increased $71,000 from $4,862,000 (32.3% of restaurant sales) to $4,933,000 (32.3% of restaurant sales).

The increase in payroll and other employee benefit costs for fiscal 2004 is primarily due to an increase in restaurant sales as well as slight increases in the average wages paid to employees and an increase in employee health insurance costs.

Occupancy and Other Costs

For fiscal 2004 occupancy and other costs increased $39,000 from $2,635,000 (17.5% of restaurant sales) to $2,674,000 (17.5% of restaurant sales), compared to fiscal 2003. The $39,000 increase in occupancy and other costs are primarily attributable to:

  Building rent increase of $52,000 due to increased rents for two corporate restaurants with new ground leases,

  Bank fees increase of $15,000 due to a greater number of customer transactions using credit cards, and

  Decreases in property taxes and insurance expense.

Depreciation and Amortization Costs

For fiscal 2004 depreciation and amortization costs decreased $131,000 from $929,000 to $798,000, compared to fiscal 2003. Depreciation costs decreased due to the aging of our capital assets, as well as the sale of one company-owned restaurant in May 2003.

Selling General and Administrative Costs

Selling, general and administrative costs increased from $2,141,000 (14.2% of restaurant sales) in fiscal 2003 to $2,433,000 (15.9% of restaurant sales) in fiscal 2004. The increase in selling, general and administrative costs are partially attributable to increased advertising costs, which increased to $1,059,000 (6.9% of restaurant sales) for fiscal 2004 from $984,000 (6.5% of restaurant sales) for fiscal 2003, and an increase in general and administrative costs, which increased to $1,374,000 (9.0% of restaurant sales) for fiscal 2004 from $1,157,000 (7.7% of restaurant sales) for fiscal 2003.

The increase in advertising costs is due to the increase in restaurant sales (contributions based on sales are made to the advertising cooperative), and the launch of a television advertising campaign in March 2004.

Management anticipates that fiscal 2005 advertising will consist primarily of television advertising, on-site and point of purchase merchandising totaling approximately 7% of restaurant sales.

The $217,000 increase in general and administrative cost is due to a one time expense of $152,000 related to a brand repositioning project completed in March 2004, as well as increases in corporate salary expenses.

Loss (gain) or disposal of restaurants and equipment

Loss (gain) or disposal of restaurants and equipment increased $90,000 to $1,000 from ($89,000) in fiscal 2003. The $89,000 gain on disposal of restaurants and equipment in fiscal 2003 was primarily due to the sale of one company-owned restaurant in May 2003.

Income (Loss) from Operations

Income (loss) from operations decreased to ($360,000) in fiscal 2004 compared to $211,000 in fiscal 2003. This decrease was primarily attributable to the increase in food and packaging costs as well as an increase in selling, general and administrative expenses for fiscal 2004.

Net Income (Loss)

Net loss was ($665,000) for fiscal 2004 compared to a net loss of ($232,000) in fiscal 2003. The change from fiscal 2003 to fiscal 2004 was primarily attributable to the matters discussed in the "Food and Packaging Costs" and "Selling General and Administrative Expenses" sections of Item 6. In addition, 1) minority interest expense decreased $108,000 due to decreased income from restaurant operations of the joint venture restaurants for fiscal 2004; 2) net interest expense decreased $59,000 to $21,000 from $80,000 in fiscal 2003 due to reduced debt in the current period; and 3) other expenses increased $29,000 to $165,000 from $136,000 in fiscal 2003. The $29,000 increase in other expenses is primarily attributable to a $29,000 expense related to the final settlement of a restaurant sublease in Las Vegas, Nevada.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2004, we had $1,796,000 of cash on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2005 will be sufficient to cover our working capital requirements for fiscal 2005.

As of September 30, 2004, we had working capital of $626,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new Good Times restaurants are opened.

In July 2004, we closed on a sale leaseback transaction for one company-owned restaurant. Net proceeds from the transaction were $498,000. The proceeds were used to increase working capital. There is a $494,000 gain on the sale reported in the deferred liabilities of the Consolidated Balance Sheet included in this report. The gain will be recognized in future periods in proportion to the rents paid on the twenty year lease.

Capital Expenditures

We are currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and is negotiating debt and sale leaseback financing for the development of those restaurants. Additionally, management anticipates upgrading several point of sale systems and implementing a new management information system (MIS). A portion of the MIS and point of sale capital expenditures will be funded from cash flow from operations and a portion from debt or lease financing. Selective capital improvements will be made to existing restaurants consisting primarily of new equipment, signage and upgrades to patios.

Cash Flows

Net cash provided by operating activities was $471,000 for fiscal 2004 compared to $707,000 in fiscal 2003. The decreased net cash provided by operating activities for fiscal 2004 was the result of a decrease in the net loss to ($665,000) and non-cash reconciling items totaling $1,136,000 (comprised principally of depreciation and amortization of $836,000, minority interest of $119,000 and increases in operating assets and liabilities totaling $181,000).

Net cash provided by investing activities in fiscal 2003 was $448,000, which reflects payments for the purchase of property and equipment of $182,000, proceeds from the sale of assets of $383,000, proceeds from the sale of investments of $201,000 and payments received on loans made to franchisees of $46,000.

Net cash provided by investing activities in fiscal 2004 was $312,000, which reflects payments for the purchase of property and equipment of $187,000, proceeds from the sale of assets of $37,000, proceeds from a sale leaseback transaction of $498,000, and loans made to franchisees (net of payments received) of $36,000.

Net cash used in financing activities in fiscal 2003 was $646,000, which includes principal payments on notes payable and long term debt of $258,000, net repayments on lines of credit of $137,000, distributions (net of contributions) to minority interests in partnerships of $340,000 and proceeds from the exercise of stock options of $89,000.

Net cash used in financing activities in fiscal 2004 was $467,000, which includes principal payments on notes payable and long term debt of $192,000, net repayments on lines of credit of $141,000, distributions to minority interests in partnerships of $223,000 and proceeds from the exercise of stock options of $89,000.

Contingencies and Off-Balance Sheet Arrangements

We are contingently liable on several ground leases and one land and building lease that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities. We are also a guarantor on a Small Business Administration loan to a franchisee of approximately $273,000.

We were a co-maker on a $2,000,000 line of credit to a third party entity, established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions subleased to franchisees. The proceeds of the sale leaseback transactions were used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member of Smart Development, LLC provided a $400,000 certificate of deposit as collateral for the line of credit. At September 30, 2004 the line of credit was paid in full and we elected not to renew it.

Critical Accounting Policies and Estimates

Notes Receivable

We evaluate the collectability of our note receivables from franchisees annually. Historically, such amounts have been fully repaid and we believe the collateral and guarantees are adequate to provide for future payments; therefore no allowances for amounts estimated to be uncollected have been provided.

Impairment of Long-Lived Assets

We review our long-lived assets annually for potential impairment as well as their estimated remaining life. Historically, we have not been required to impair our long-term assets nor revise their estimated life, however, the restaurant industry is extremely competitive and we continue to be responsive to changes in its operating environment. Therefore such estimates are considered significant and subject to change.

Income Taxes

The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary. We believe it is more likely than not that the recorded deferred tax assets will be realized.

New Accounting Pronouncements

In November 2004 the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs (SFAS 151). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS 151 will have no material impact on the Company's consolidated financial position or results of operations.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm F-2

Consolidated Balance Sheet September 30, 2004 F-3

Consolidated Statements of Operations For the Years Ended September 30, 2004

and 2003 F-4

Consolidated Statement of Stockholders' Equity For the Period from October 1, 2002 through September 30, 2004 F-5

Consolidated Statements of Cash Flows For the Years Ended September 30, 2004

and 2003 F-6

Notes to Consolidated Financial Statements F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants, Inc. and Subsidiary as of September30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2004, and the results of their operations and their cash flows for the years ended September 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado

November 15, 2004

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,796,000
Inventories	118,000
Receivables and other	104,000
Notes receivable, current maturities	53,000
Total current assets	2,071,000
Property and Equipment, at Cost:
Land and buildings	3,332,000
Leasehold improvements	2,715,000
Fixtures and equipment	5,073,000
11,120,000
Less accumulated depreciation and amortization	(6,663,000)
4,457,000
Other Assets:
Notes receivable, net of current portion	595,000
Other	69,000
664,000
Total Assets	$ 7,192,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 515,000
Accounts payable	300,000
Other accrued liabilities	583,000
Deferred income	47,000
Total current liabilities	1,445,000
Long-Term Liabilities:
Debt, net of current portion	747,000
Deferred liabilities	984,000
Total long-term liabilities	1,731,000
Minority Interests in Partnerships	670,000
Commitments and Contingencies (Notes 4 and 10)
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	'
Common stock, $.001 par value; 50,000,000 shares authorized, 2,343,732 shares issued and outstanding	2,000
Capital contributed in excess of par value	13,461,000
Accumulated deficit	(10,117,000)
Total stockholders' equity	3,346,000
Total Liabilities and Stockholders' Equity	$ 7,192,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2004	2003
Net Revenues:
Restaurant sales	$ 15,281,000	$ 15,056,000
Area development and franchise fees	80,000	75,000
Franchise royalties	420,000	348,000
Total net revenues	15,781,000	15,479,000
Restaurant Operating Costs:
Food and packaging costs	5,302,000	4,790,000
Payroll and other employee benefit costs	4,933,000	4,862,000
Restaurant occupancy costs	2,112,000	2,068,000
Depreciation and amortization	798,000	929,000
Other restaurant operating costs	543,000	545,000
Accretion of deferred rent	19,000	22,000
Total restaurant operating costs	13,707,000	13,216,000
General and administrative expenses	1,374,000	1,157,000
Advertising costs	1,059,000	984,000
(Gain) loss on disposal of restaurants and equipment	1,000	(89,000)
Income (Loss) From Operations	(360,000)	211,000
Other Income (Expenses):
Interest income	60,000	57,000
Interest expense	(81,000)	(137,000)
Minority interest in income of partnerships	(119,000)	(227,000)
Other, net	(165,000)	(136,000)
Total other expenses, net	(305,000)	(443,000)
Net Loss	$ (665,000)	$ (232,000)
Net Loss Per Share, basic and diluted	$ (0.29)	$ (.10)
Diluted Loss Per Share	$ (0.29)	$ (.10)
Weighted Average Common Shares Outstanding, basic and diluted	2,307,000	2,265,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2002 THROUGH SEPTEMBER 30, 2003

	Common Stock		Capital Par Value	Accumulated Deficit	Total
	Issued Shares	Par Value

Balances, October 1, 2002	2,262,610	$ 2,000	$ 13,284,000	$ (9,220,000)	$ 4,066,000

Stock issued for exercised stock options	40,361	'	88,000	'	88,000
Net loss	'	'	'	(232,000)	(232,000)

Balances, September 30, 2003	2,302,971	2,000	13,372,000	(9,452,000)	3,922,000

Stock issued for exercised stock options	40,761	'	89,000	'	89,000
Net loss	'	'	'	(665,000)	(665,000)

Balances, September 30, 2004	2,343,732	$ 2,000	$ 13,461,000	$ (10,117,000)	$ 3,346,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$ (665,000)	$ (232,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	836,000	950,000
Accretion of deferred rent	19,000	22,000
Minority interest in income of partnerships	119,000	227,000
Loss (gain) on disposal of property, restaurants and equipment	1,000	(89,000)
Loss on lease buyout and land write down	'	56,000
Recognition of deferred income	(4,000)	(3,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	102,000	(85,000)
Inventories	(6,000)	(16,000)
Prepaid expenses and other	'	(10,000)
Deposits and other assets	(9,000)	(22,000)
(Decrease) increase in:
Accounts payable	91,000	6,000
Accrued and other liabilities	3,000	(157,000)
Deferred franchise fees	(16,000)	60,000
Net cash provided by operating activities	471,000	707,000
Cash Flows Provided By Investing Activities:
Payments for the purchase of property and equipment	(187,000)	(182,000)
Proceeds from sale of assets	37,000	383,000
Proceeds from sale leaseback transaction	498,000	'
Proceeds from sale of investments	'	201,000
Loans made to franchisees and to others	(87,000)	'
Payments received on loans to franchisees and to others	51,000	46,000
Net cash provided by investing activities	312,000	448,000
Cash Flows Used In Financing Activities:
Principal payments on notes payable, capital leases, and long-term debt	(192,000)	(258,000)
Net repayments on lines-of-credit	(141,000)	(137,000)
Proceeds from exercise of stock options	89,000	88,000
Distributions paid to minority interests in partnerships	(223,000)	(344,000)
Contributions from minority interests in partnerships	'	5,000
Net cash used in financing activities	(467,000)	(646,000)
Increase in Cash and Cash Equivalents	316,000	509,000
Cash and Cash Equivalents, beginning of period	1,480,000	971,000
Cash and Cash Equivalents, end of period	$ 1,796,000	$ 1,480,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 81,000	$ 137,000
Payment of debt from sale of property	$ '	$ 632,000
Purchase of equipment with debt	$ 26,000	$ 26,000
Transfer of assets through dissolution of partnership	$ '	$ 177,000
Note receivable created through transfer of assets	$ '	$ 101,000
  Organization and Summary of Significant Accounting Policies:

  Organization Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

  Drive Thru commenced operations in 1986 and, as of September 30, 2004, operates 19 company-owned and joint venture drive-thru fast food hamburger restaurants. The Company's restaurants are located in Colorado. In addition, Drive Thru has 18 franchises operating in Colorado, one in Laramie, Wyoming, one in Cheyenne, Wyoming, and one in Boise, Idaho, and is offering franchises for development of additional Drive Thru restaurants.

  Principles of Consolidation The consolidated financial statements include the accounts of Good Times, its subsidiary and a limited partnership, in which the Company exercises control as general partner. The Company owns an approximate 50% interest in the partnership, is the sole general partner and receives a management fee prior to any distributions to the limited partners. Because the Company owns an approximate 50% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company's financial statements. The equity interests of the unrelated limited partners are shown on the accompanying consolidated balance sheet as minority interest, and the limited partners' shares of net income in the partnership are shown as minority interest expense in the accompanying consolidated statement of operations. All intercompany accounts and transactions are eliminated.

  Accounting Estimates The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

  Inventories Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of restaurant food items and related packaging supplies.

  Property and Equipment Depreciation is recognized using the straight-line method over the estimated useful lives of the assets or the lives of the related leases, if shorter, as follows:

Buildings	15 years
Leasehold improvements	7-15 years
Fixtures and equipment	3-8 years

  Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

  Impairment of Long-Lived Assets The Company follows SFAS No. 144, when assessing properties for impairment. The undiscounted cash flows of each restaurant are compared to the net book value of each restaurant's respective properties. If the undiscounted cash flows of each restaurant are less than their respective net book values, the respective properties are written down to their fair market values.

  Sales of Restaurants and Restaurant Equity Interests Sales of restaurants or non-controlling equity interests in restaurants developed by the Company are recorded under either the full accrual method or the installment method of accounting. Under the full accrual method, a gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete without further contingencies. When a sale does not meet the requirements for income recognition, the related gain is deferred until those requirements are met. Under the installment method, the gain is incrementally recognized as principal payments on the related notes receivable are collected. The Company's accounting policy, with regards to the sale of restaurants, is in accordance with SFAS No. 66. If the initial payment is less than the percentages set forth, use of the installment method is required. The Company currently has $35,000 collected from the sale of one restaurant, which did not meet the initial payment test of SFAS No. 66, and the gain from that sale has been deferred and is being recognized ratably in proportion to the payments received on the related note receivable.

  The Company's accounting for the sale of restaurants is in accordance with SAB Topic 5-E because the risks and other incidents of ownership have been transferred to the buyer. Specifically, a) no continuing involvement by the Company exists in restaurants that are sold, b) sales contracts and related income recognition are not dependant on the future successful operations of the sold restaurants, and c) the Company is not involved as a guarantor on the purchasers' debts.

  Deferred Liabilities ' Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $410,000 as of September 30, 2004) is reflected in the accompanying consolidated balance sheet as a deferred liability. Also included in the $984,000 deferred liability balance is a $494,000 deferred gain on the sale of the building and improvements of one company-owned restaurant. The building and improvements were subsequently leased back from a third party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty year lease. The remaining balance includes a deferred gain of $35,000 on the sale of a restaurant, and deferred franchise development fees of $45,000.

  Opening Costs ' Opening costs are expensed as incurred.

  Advertising ' The Company incurs advertising expenses in connection with the marketing of its restaurant operations. Advertising costs are expensed when the related advertising begins.

  Franchise and Area Development Fees ' Individual franchise fee revenue is deferred when received and is recognized as income when the Company has substantially performed all of its obligations under the franchise agreement and the franchisee has commenced operations. The Company's commitments and obligations pursuant to the franchise agreements consist of a) development assistance; including site selection, building specifications and equipment purchasing and b) operating assistance; including training of personnel and preparation and distribution of manuals and operating materials. All of these obligations are effectively complete upon the opening of the restaurant at which time the franchise fee and the portion of any development fee allocable to that restaurant is recognized. There are no additional commitments or obligations to be disclosed.

  The Company has not recognized any franchise fees that have not been collected. The Company segregates initial franchise fees from other franchise revenue on the face of the Companys financial statements. Revenues and costs related to franchisor-owned outlets are segregated from revenues and costs related to franchised outlets on the face of the Company's financial statements and in Managements Discussion and Analysis.

  Continuing royalties from franchisees, which are a percentage of the gross sales of franchised operations, are recognized as income when earned. Franchise development expenses, which consist primarily of legal costs and restaurant opening expenses associated with developing and opening franchise restaurants, are expensed against the related franchise fee income.

  Operating Partner Program Operating Partners in a restaurant share in future increases of their restaurants cash flows above an established baseline, which is based on the preceding twelve months' cash flow after full allocation of advertising and capital expenses. This program is designed to figuratively put Operating Partners in the shoes of an owner so that a portion of their compensation is derived solely from the improvement in the financial performance of their respective restaurants. The portion of cash flow increases allocable to the Operating Partners are expensed as incurred on a quarterly basis, with a cumulative adjustment made for any months where cash flows fall below the established baselines. Compensation under this program is expensed to restaurant operations as incurred. No other long term benefits accrue or vest to the Operating Partners in this program. Operating Partners are subject to termination from this program if certain operating, customer service and financial objectives are not met.

  Income Taxes Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

  Net Loss Per Common Share The loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 529,159 and 561,580 shares of common stock were not included in computing diluted EPS for 2004 and 2003, respectively, because their effects were antidilutive.

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

  Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. At September 30, 2004, notes receivable totaled $648,000 and are due from eight entities. Additionally, the Company has other current receivables totaling $87,000, which includes $80,000 of franchise receivables.

  The Company purchases 100% of its restaurant food and paper from one vendor. The Company believes a sufficient number of other suppliers exist from which food and paper could be purchased to prevent any long-term, adverse consequences.

  The Company operates in one industry segment, restaurants. A geographic concentration exists because the Company's customers are generally located in the State of Colorado.

  The estimated fair values of financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of all financial instruments approximate fair value as a result of either the instrument's short-term maturities or interest rates that approximate the Company's current expected borrowing and lending rates.

  Comprehensive Income (Loss) Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held to maturity investments. The Company's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

  Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for these awards and consistent with the fair value method allowed by SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts:

  Year ended September 30,

	2004	2003
Net loss per common share:
As reported	$(665,000)	$(232,000)
Pro forma expense, net of tax	(79,000)	(176,000)
Pro forma net loss	(744,000)	(408,000)
Net loss per common share:
As reported	$ (.29)	$ (.10)
Pro forma	(.32)	(.18)

  The fair value of each employee option granted in 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2004	2003

Expected volatility	68%	80%
Risk-free interest rate	4.14%	3.70%
Expected dividends
Expected terms (in years)	5-10	5-10

  New Accounting Pronouncements In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs (SFAS 151). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of SFAS 151 will have no material impact on the Company's consolidated financial position or results of operations.

  Notes Receivable:

  Notes receivable consists of the following as of September 30, 2004:

  Notes receivable from franchisees related to the sale of restaurants; 7% to 12% interest per annum; monthly payments of principal and interest are due in the amount of approximately $2,500; final payment due in 2010; collateralized by a second interest in buildings and equipment and guaranteed by an individual.

$ 304,000

Notes receivable from franchisees related to installation of certain equipment; 10% interest per annum; monthly payments of principal and interest are due in the amount of approximately $6,000; final payment due in 2112; collateralized by all fixtures and equipment of the related restaurants.	344,000
648,000
Less current portion	(53,000)

Notes receivable, net of current portion	$ 595,000

  Debt:

  Note payable with GE Capital Business Asset Funding with monthly payments of principal and interest (7.83%) due in the amount of $18,600 with the final payment due in November 2008. The loan is collateralized by the building, leasehold interest and equipment of two Good Times Restaurants and all custard equipment and signage purchased under the note.

$ 791,000

Line of Credit with Merrill Lynch Business Financial Services (fully extended) providing for monthly principal reductions ranging from 1.17% to 1.53% of the original amount borrowed until 2007 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate (4.52% at September 30, 2003) collateralized by the building, leasehold interest and equipment at one Good Times Restaurant. In November 2004, this loan was paid in full (see Note 11).	271,000

  Line of Credit with Merrill Lynch Business Financial Services (fully extended) providing for monthly principal reductions ranging from 1.80% to 1.96% of the original amount borrowed until 2005 at which time any outstanding balance is payable in full. The interest rate on the line of credit is variable at a per annum rate equal to the sum of 2.75% plus the 30-day Dealer Commercial Paper Rate (4.52% at September 30, 2003). The loan is guaranteed by a significant stockholder (see Note 8), collateralized by equipment at one Good Times Restaurant. In November 2004, this loan was paid in full (see Note 11).

34,000

Note payable with GE Capital Business Asset Funding with monthly principal and variable interest (interest rate at September 30, 2004 was 5.64%), with the final payment due January 2009. The loan is collateralized by the building, leasehold interest and equipment at one Good Times Restaurant.	116,000

Capital lease obligation for equipment, payable monthly in installments with interest of 9.33%, with lease expiring August 2007.	12,000

Other, various terms	38,000
1,262,000
Less current portion (see Note 11)	(515,000)

$ 747,000

  As of September 30, 2004, principal payments on debt, excluding capital lease payments, over the next five years are as follows:

Years Ended September 30,

2005	$ 512,000
2006	217,000
2007	230,000
2008	247,000
2009	44,000
Thereafter

$ 1,250,000

  The Company leases certain equipment under capital leases. The liabilities under capital leases are recorded at the present value of the minimum lease payments.

  Future minimum lease payments due as of September 30, 2004 are as follows:

2005	$ 3,000
2006	4,000
2007	5,000
12,000
Less amount representing interest	(2,000)

Present value of future minimum lease payments	$ 10,000

  The net book value of the equipment under capital leases at September 30, 2004 is approximately $10,000.

  In connection with certain of the above loans, the Company has agreed to certain covenants, which includes minimum tangible net worth and minimum cash flows, as defined in the agreements. As of September 30, 2004, the Company was in compliance with its loan covenants, except for a fixed charge coverage ratio covenant related to the note payable with GE Capital Business Asset Funding (the "Lender"). The Lender has agreed to waive the covenant requirement for fiscal 2004 and the Company anticipates compliance with the covenant in fiscal 2005.

  Commitments and Contingencies:

  The Company's office space, and the land underlying the Drive Thru restaurant facilities, are leased under operating leases. Certain leases include provisions for additional contingent rental payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2004 and 2003.

  Following is a summary of operating lease activities:

Year Ended September 30, 2004

Minimum rentals	$ 1,503,000
Less sublease rentals	(400,000)

Net rent paid	$ 1,103,000

  As of September 30, 2004, future minimum rental commitments required under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ended September 30,

2005	$ 1,576,000
2006	1,542,000
2007	1,565,000
2008	1,552,000
2009	1,501,000
Thereafter	9,627,000
17,363,000
Less sublease rentals	(4,743,000)

$ 12,620,000

  The Company is also a guarantor on a Small Business Administration loan to a franchisee for approximately $273,000.

  Financing Transactions:

  The Company was a co-maker on a $2,000,000 line of credit to a third party entity, established for the purchase of land and development of new restaurants for subsequent sale in sale-leaseback transactions and leased to franchisees. The proceeds of the sale leaseback transactions were used for the reduction of the line of credit. In addition to the land and buildings under development, the sole member of Smart Development, LLC provided a $400,000 certificate of deposit as collateral for the line of credit. At September 30, 2004, the line of credit was paid in full and the Company elected not to renew.

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

  Income Taxes:

  Deferred tax assets (liabilities) are comprised of the following at September 30, 2004:

	Current	Long Term
Deferred assets (liabilities):
Partnership basis difference	$	$ 96,000
Tax effect of net operating loss carryforward		1,556,000
Deferred liabilities		184,000
Property and equipment basis differences		(3,000)
Other accrued liability difference	12,000
Net deferred tax assets	12,000	1,833,000
Less valuation allowance*	(12,000)	(1,833,000)

Net deferred tax assets	$	$

  * The valuation allowance increased by $245,000 during the year ended September 30, 2004.

  The Company has net operating loss carryforwards of approximately $4,172,000 for income tax purposes which expire from 2007 through 2024. The use of these net operating loss carryforwards may be restricted due to changes in ownership.

  Total income tax expense for the years ended 2004 and 2003 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2004	2003

Total expense (benefit) computed by applying the U.S. Statutory rate (34%)	$ (226,000)	$ (72,000)
State income tax, net of federal tax benefit	(22,000)	(7,000)
Effect of change in valuation allowance	245,000	390,000
Recovery of previously fully reserved deferred tax asset related to utilization of net operating loss		(193,000)
Other	3,000	(118,000)

Provision for income taxes	$	$

  Related Parties:

  A significant stockholder has entered into two franchise and management agreements with the Company. The Company also leases office space from this stockholder under a lease agreement which exists until 2005. Rent paid to the stockholder in 2004 and 2003 for office space was $45,000 for each year. Rent paid to the stockholder in 2003 for a restaurant lease that expired in 2003 was $40,000. The stockholder is also a guarantor of 50% of the outstanding loan balance on a Merrill Lynch line of credit that was repaid in full subsequent to the fiscal year end. The total outstanding balance on this debt at September 30, 2004 and 2003 was $34,000 and $90,000, respectively. The stockholder's construction division has performed remodeling for the Company. The Company believes these transactions were executed at fair market value. Two of the Company's Board members are principals of the stockholder.

  Stockholders' Equity:

  Preferred Stock The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

  Stock Option Plans The Company has a stock option plan (the 2001 Stock Option Plan) whereby 70,500 shares are available for future grants as either incentive stock options or non-statutory stock options. No further shares are available for future grants under the Companys 1992 Incentive Stock Option Plan and the 1992 Non-Statutory Stock Option Plan.

  Incentive Stock Options The following is a summary of activity under the Companys stock option plans for the years ended September 30, 2004 and 2003.
	2004		2003
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	441,531	$ 2.84	423,771	$ 2.58
Canceled	(400)	$ 3.15	(4,990)	$ 2.44
Exercised	(40,761)	$ 2.19	(5,410)	$ 2.28
Granted	28,740	$ 3.60	28,160	$ 2.70

Outstanding, end of year	429,110	$ 2.86	441,531	$ 2.84

  Subsequent to September 30, 2004, the Company granted 40,275 options to employees at an exercise price of $3.11.

  For incentive stock options granted during 2004 and 2003, the weighted average fair value per option was approximately $2.78 and $2.24, respectively. All options granted in 2004 and 2003 had an exercise price equal to the market price on the date of grant.

  Options will become exercisable as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

Options exercisable at 2004	301,578	$ 2.86
2005	44,654	$ 1.92
2006	52,116	$ 2.10
2007	19,346	$ 3.10
2008	11,416	$ 3.60

Total	429,110

  If not previously exercised, options outstanding at September 30, 2004 will expire as follows:

Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2007	55,750	$ 2.50
2008	25,800	$ 2.50
2009	115,396	$ 3.24
2010	74,591	$ 3.12
2011	12,488	$ 1.38
2012	90,030	$ 1.75
2013	26,515	$ 2.70
2014	28,540	$ 3.60
Total	429,110

  Non-Qualified Stock Options - The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 2004 and 2003:

	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	95,049	$ 2.04	118,000	$ 2.01
Granted	12,000	$ 3.60	12,000	$ 2.70
Exercised			$(34,951)	$ 2.18
Cancelled	(7,000)	$ 2.31

Outstanding, end of year	100,049	$ 2.21	95,049	$ 2.04

  Subsequent to September 30, 2004, the Company granted 12,000 options at an exercise price of $3.11 to directors.

  For non-qualified stock options granted during 2004 and 2003, the weighted average fair value per option was approximately $2.15 and $1.79, respectively. All non-qualified stock options were granted at an exercise price equal to market price on the date of grant.

  All outstanding non-qualified options were exercisable at September 30, 2004. If not previously exercised, non-qualified options outstanding at September 30, 2004 will expire as follows:
Year Ending September 30,	Number of Shares	Weighted Average Exercise Price

2005	12,000	$ 3.12
2006	12,000	$ 1.38
2007	52,049	$ 1.75
2008	12,000	$ 2.70
2009	12,000	$ 3.60

Total	100,049

  Stock Purchase Warrants In prior years, the Company granted 25,000 warrants at an exercise price of $4.00. All warrants expired in March 2004.

  Retirement Plan:

  The Company has a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company made matching contributions of $19,000 and $15,000 in fiscal 2004 and fiscal 2003, respectively. All matching contributions are made in cash.

  Subsequent Events:

Lines of Credit Cancellations In November 2004, the Company paid in full and cancelled both Merrill Lynch lines of credit. Therefore, the total outstanding balance of $305,000 at September 30, 2004 is included in the current portion of long-term debt.

Item 8. Changes In and Disagreements with Accountants on Accounting and

Financial Disclosure.

During the two most recent fiscal years, Good Times Restaurants has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

Item 8a. Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Controller, who currently performs the functions of principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter of the fiscal year ended September 30, 2004.

Item 8b. Other Information

On November 15, 2004, the Audit Committee of the Board of Directors of Good Times Restaurants Inc. approved in advance certain non-audit services to be performed by Hein & Associates, Good Times' independent auditor. These non-audit services are to consist primarily of corporate income tax compliance services.

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the

Exchange Act

The information required by this Item concerning our directors and executive officers is incorporated by reference to the information provided under the captions "Election of Directors" and "Nominees for Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from September 30, 2004.

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information provided under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from September 30, 2004.

Item 10 Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the captions "Directors' Compensation" and "Executive Compensation" in our definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from September 30, 2004.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption "Stock Ownership of Principal Stockholders and Management" in our definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from September 30, 2004.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the information provided under the caption "Disclosure with Respect to the Company's Equity Compensation Plan" in Part II - Item 5 - Market for Common Equity and Related Stockholder Matters, included in this Form 10-K.

Item 12 Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from September 30, 2004.

Item 13. Exhibits

The following exhibits are furnished as part of this report:

Exhibit Description

3.1 Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant's Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2 Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3 Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 000-18590) incorporated herein by reference)

3.4 Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

4.1 Shareholder Rights Plan dated as of February 24, 1998 (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

4.2 Amendment No. 1 to Shareholder Rights Plan dated effective as of September 21, 1999 (previously filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated October 14, 1999 (File No. 000-18590) and incorporated herein by reference)

4.3 Amendment No. 2 to Shareholder Rights Plan dated effective as of October 31, 2001 (previously filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated November 15, 2001 (File No. 000-18590) and incorporated herein by reference)

10.1 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants Inc. as guarantor in the amount of $254,625 (previously filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.2 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants as guarantor in the amount of $104,055 (previously filed as Exhibit 10.35 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.3 Registration Rights Agreement dated May 31, 1996 regarding registration rights of the common stock issuable upon conversion of the Series A Convertible Preferred Stock (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.4 Amendment and Agreement regarding Series A Convertible Preferred Stock by and between Good Times Restaurants Inc. and The Bailey Company dated December 3, 1997, effective as of October 31, 1997 (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.5 Indemnification by Dr. Kenneth Dubach to Good Times Good Times Inc. dated December 10, 1996 with respect to the promissory note of the Boise Co-Development Limited Partnership dated November 3, 1995 in the original amount of $254,625 and the promissory note dated November 3, 1995 in the original amount of $104,055 (previously filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.6 Office lease (previously filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.7 The Bailey Company Guaranty Agreement (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.8 1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.9 1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.10 The Bailey Company Private Placement Letter Agreement dated March 12, 1999 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (File No. 000-18590) and incorporated herein by reference)

10.11 Warrant dated April 15, 1999 Issued to The Bailey Company, LLLP for the Purchase of 25,000 Shares of Common Stock of Good Times Restaurants Inc. (previously filed as Exhibit 4.2 to Amendment No. 4 to Schedule 13D filed on June 7, 1999 by The Bailey Company, LLLP, The Erie County Investment Co., and Paul T. Bailey (File No. 005-42729) and incorporated herein by reference)

10.12 Merrill Lynch Commitment Letter dated November 17, 1999 for Line of Credit (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 000-18590) and incorporated herein by reference)

10.13 GE Capital Term Note dated November 14, 2001 (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 000-18590) and incorporated herein by reference)

10.14 GE Capital Note dated November 14, 2001 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 (File No. 000-18590 and incorporated herein by reference)

10.15 2001 Stock Option Plan (previously filed as Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on August 20, 2002 (Registration No. 333-98407) and incorporated herein by reference

10.16 Employment Agreement dated October 3, 2001 between Registrant and Boyd E. Hoback

10.17 Wells Fargo Credit Agreement (previously filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

10.18 *Form of Option Agreement

10.19 *Form of Option Grant Notice

10.20 *Cash Bonus Plan for Boyd Hoback

14.1 Code of Ethics (previously filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

21.1 Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

23.1 *Consent of HEIN & ASSOCIATES LLP

31.1 *Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

31.2 *Certification of Controller pursuant to 18 U.S.C. Section 1350

32.1 *Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350

*Filed herewith.

Item 14 Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption "Independent Accountants" in our definitive proxy statement for the 2005 annual meeting of stockholders to be filed within 120 days from September 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
Date: December 29, 2004	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Date
/s/ Geoffrey R. Bailey	December 29, 2004
Geoffrey R. Bailey, Chairman of the Board
/s/ Boyd E. Hoback	December 29, 2004
Boyd E. Hoback, President and Chief Executive Officer and Director
/s/ Susan M. Knutson	December 29, 2004
Susan M. Knutson, Controller (principal accounting and financial officer)
/s/ Dan W. James II	December 29, 2004
Dan W. James II, Director
/s/ David E. Bailey	December 29, 2004
David E. Bailey, Director
/s/ Thomas P. McCarty	December 29, 2004
Thomas P. McCarty, Director
/s/ Alan A. Teran	December 29, 2004
Alan A. Teran, Director
/s/ Richard J. Stark	December 29, 2004