Form 10QSB
period 2004-12-31
GOOD TIMES RESTAURANTS INC
filed 2005-02-11
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2004
Commission file number: 0-18590

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at February 11, 2005.

2,354,710 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended December 31, 2004
	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3 - 4
	December 31, 2004 and September 30, 2004

	Consolidated Statements of Operations -	5
	For the three months ended December 31, 2004 and 2003

	Consolidated Statements of Cash Flow -	6
	For the three months ended December 31, 2004 and 2003

	Notes to Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis	8 - 13

Item 3.	Quantitive and Qualitive Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13 - 14

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information.	14

Item 6.	Exhibits and Reports on Form 8-K	14

	SIGNATURES	15

	CERTIFICATIONS	16- 18

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
December 31, 2004		September 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$1,037,000	$1,796,000
Receivables and other	179,000	104,000
Inventories	129,000	118,000
Notes receivable	71,000	53,000
Total current assets	1,416,000	2,071,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	3,411,000	3,332,000
Leasehold improvements	2,727,000	2,715,000
Fixtures and equipment	5,087,000	5,073,000
	11,225,000	11,120,000

Less accumulated depreciation and amortization	(6,844,000)	(6,663,000)
	4,381,000	4,457,000
OTHER ASSETS:
Notes receivable, net of current portion	566,000	595,000
Deposits & other	103,000	69,000
	669,000	664,000

TOTAL ASSETS	$6,466,000	$7,192,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 213,000	$ 515,000
Accounts payable	152,000	300,000
Deferred income	28,000	47,000
Accrued liabilities - other	610,000	583,000
Total current liabilities	1,003,000	1,445,000

LONG-TERM LIABILITIES:
Debt, net of current portion	693,000	747,000
Deferred liabilities	988,000	984,000
Total long-term liabilities	1,681,000	1,731,000

MINORITY INTERESTS IN PARTNERSHIPS	644,000	670,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
	December 31,	September 30,
	2004	2004

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 5,000,000 shares

authorized, none issued and outstanding.

Common stock, $.001 par value; 50,000,000 shares authorized, 2,354,710 shares issued and outstanding as of December 31, 2004 and 2,343,732 shares issued and outstanding as of September 30, 2004

	- 2,000	- 2,000

Capital contributed in excess of par value	13,487,000	13,461,000
Accumulated deficit	(10,351,000)	(10,117,000)
Total stockholders' equity	3,138,000	3,346,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,466,000	$7,192,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
	2004	2003

NET REVENUES:
Restaurant sales, net	$3,716,000	$3,447,000
Franchise revenues	102,000	67,000
Total net revenues	3,818,000	3,514,000

RESTAURANT OPERATING COSTS:
Food & packaging costs	1,293,000	1,173,000
Payroll and other employee benefit costs	1,270,000	1,231,000
Occupancy & other operating costs	628,000	601,000
Accretion of deferred rent	9,000	5,000
Depreciation & amortization	192,000	202,000
Total restaurant operating costs	3,392,000	3,212,000

General & administrative costs	347,000	365,000
Advertising costs	281,000	229,000
(Gain) loss on sale of restaurant building	(5,000)	0

INCOME (LOSS) FROM OPERATIONS	(197,000)	(292,000)

OTHER INCOME & (EXPENSES)
Minority income (expense), net	(13,000)	(14,000)
Interest, net	(1,000)	(8,000)
Other, net	(23,000)	(22,000)
Total other income & (expenses)	(37,000)	(44,000)

NET INCOME (LOSS)	($234,000)	($336,000)

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE	$ (.10)	$ (.15)

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION:

BASIC	2,353,207	2,303,872

DILUTED	N/A	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	($234,000)	($336,000)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	197,000	207,000
Accretion of deferred rent	9,000	5,000
Minority interest	13,000	14,000
Recognition of deferred (gain) on sale of restaurant building	(5,000)	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(75,000)	41,000
Inventories	(11,000)	13,000
Deposits and other (Decrease) increase in:	(35,000)	(85,000)
Accounts payable	(148,000)	64,000
Accrued liabilities and deferred income	8,000	(22,000)
Net cash used in operating activities	(281,000)	(99,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(120,000)	(14,000)
Loans made to franchisees and to others	0	(62,000)
Payments received on loans to franchisees and to others	11,000	10,000
Net cash used in investing activities	(109,000)	(66,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(51,000)	(47,000)
Repayments on line of credit	(305,000)	(35,000)
Proceeds from exercise of options	26,000	5,000
Distributions paid to minority interests in partnerships	(39,000)	(42,000)
Net cash used in investing activities	(369,000)	(119,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	($759,000)	($284,000)

CASH AND CASH EQUIVALENTS, beginning of period	$1,796,000	$1,480,000

CASH AND CASH EQUIVALENTS, end of period	$1,037,000	$1,196,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 17,000	$ 22,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2004, the results of its operations and its cash flows for the three month period ended December 31, 2004. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.

The consolidated balance sheet as of September 30, 2004 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2004.

Reclassification: Certain prior quarter balances have been reclassified to conform to the current quarter's presentation.

Stock-based compensation disclosures: We apply APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of our common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net loss and net loss per share would have been changed to the pro forma amounts indicated below.

Three Months Ended December 31,
	2004	2003
Net income (loss) applicable to common stockholders:
As reported	($234,000)	($336,000)
Pro forma expense	(30,000)	(44,000)
Pro forma net loss	(264,000)	(380,000)
Net income (loss) per common share:
As reported	$ (.10)	$ (.15)
Pro forma	(.11)	(.16)

The fair value of each employee option granted in 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Three Months Ended December 31,
	2004	2003

Expected volatility	68%	80%
Risk-free interest rate	4.14%	3.70%
Expected dividends	-	-
Expected terms (in years)	5 - 10	5 - 10

2. CONTINGENT LIABILITY

We remain contingently liable on various restaurant leases that were previously sold. We are also a guarantor on a Small Business Administration loan to a franchisee.

3. STOCK TRANSACTIONS

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS FOR THE COMPANY

General

This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I) We compete with numerous well established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(II) We may be negatively impacted if we experience consistent same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings.

Preferred Stock Offering

On December 30, 2004 we entered into binding Securities Purchase Agreements for the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares to be issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A current significant stockholder agreed to purchase 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares to be issued for cash will be $2,950,000. Each share of Series B Preferred Stock will be convertible at the option of the holder into one share of common stock, subject to certain anti-dilution provisions. The preferred shares will accrue dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares, and will be subject to certain mandatory redemption and transfer restrictions. The Series B Preferred Stock has a beneficial conversion feature because the quoted market price of Good Times Restaurants' common stock on the commitment date was higher than the conversion price of $2.50. The imputed preferred stock dividend at the commitment date was $533,000 (1,240,000 shares multiplied by the difference in the market value at the commitment date of $2.93 and the conversion price of $2.50). This amount will be reflected in the 10QSB filing for the quarter ending March 31, 2005 as a reduction of net income available to common stock holders. The closing of the private placement occurred on February 10, 2005. We intend to use the net proceeds, of approximately $2,750,000 from the placement, for the development of new restaurants and for the refurbishment of existing restaurants. As of December 31, 2004 deferred expenses of approximately $80,000 related to the preferred stock offering are reflected in the "Deposits and other" item in the accompanying consolidated balance sheet.

We had forty restaurants open at December 31, 2004 of which twenty-one were franchised or licensed units, eight joint-venture units and eleven company-owned units compared to thirty-six units open at December 31, 2003, of which seventeen were franchised or licensed units, eight joint-venture units and eleven company-owned units. In fiscal 2004 we: 1) opened one new franchise restaurant in Colorado Springs, Colorado in March 2004 and two new franchise restaurants in the Denver metropolitan area, in July and August 2004; and, 2) opened one new franchised co-brand restaurant in Cheyenne, Wyoming. Two additional co-brand restaurants are under development and we anticipate opening and franchising a total of three to five co-branded restaurants in 2005. Three additional Good Times restaurants are under development and we and our franchisees anticipate opening three to four restaurants in 2005. With the completion of the sale of preferred stock, we anticipate accelerating the acquisition of sites for company owned development in fiscal 2006 and beyond.

The following presents certain historical financial information of our operations. This financial information includes results for the three months ended December 31, 2003 and results for the three months ended December 31, 2004.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2004 increased $304,000 (8.7%) to $3,818,000 from $3,514,000 for the three months ended December 31, 2003. Same store restaurant sales increased $239,000 (7.3%) during the three months ended December 31, 2004 for the restaurants that were open for the full periods ending December 31, 2004 and December 31, 2003. Restaurant sales also increased $30,000 due to one non-traditional company-owned restaurant not included in same store sales. Our same store restaurant sales have continued to show positive trends over the last twelve months. We have had same store sales increases in each of the last eleven months, with the exception of August 2004 when same store sales decreased 1% from August 2003.

Franchise revenues increased $35,000 to $102,000 from $67,000 for the three months ended December 31, 2003 due to an increase in franchise royalties. Same store franchise restaurant sales increased 3.8% during the three months ended December 31, 2004 for the franchise restaurants that were open for the full periods ending December 31, 2004 and December 31, 2003.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 91.3% during the three months ended December 31, 2004 compared to 93.2% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the three month period ended December 31, 2003	93.2%
Increase in food and packaging costs	.8%
Decrease in payroll and other employee benefit costs	(1.5%)
Decrease in occupancy and other operating costs	(.5%)
Decrease in depreciation and amortization	(.7%)
Restaurant-level costs for the three month period ended December 31, 2004	91.3%

Food and Packaging Costs

For the three months ended December 31, 2004 our food and paper costs, as a percentage of restaurant sales, increased $120,000 to $1,293,000 (34.8% of restaurant sales) from $1,173,000 (34% of restaurant sales) compared to the same prior year period. Food and packaging costs increased as a percentage of restaurant sales primarily due to increases in the cost of beef, bacon, dairy and produce compared to the same prior year period.

Beef costs have risen to historic highs since the Canadian beef embargo began in July 2003. We anticipate beef costs will begin to decline in mid 2005 based upon industry projections; however, we can provide no assurance that this will occur.

We have been taking measures to help reduce our food and packaging costs, as a percent of restaurant sales, including; 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new product development; and, 4) new purchasing agreements. We anticipate that these changes will take effect beginning in the second fiscal quarter and we anticipate a cost of sales reduction of 1 - 2%, assuming no change to the current commodity cost environment.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2004 our payroll and other employee benefit costs increased $39,000 to $1,270,000 (34.2% of restaurant sales) from $1,231,000 (35.7% of restaurant sales) compared to the same prior year period. The increase in payroll and other employee benefit expenses is the result of increased sales for the period. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate. Because the payroll and benefit costs are semi-variable these costs decrease as a percent of sales as sales increase.

Occupancy and Other Operating Costs

For the three months ended December 31, 2004 our occupancy and other operating costs increased $27,000 to $628,000 (16.9% of restaurant sales) from $601,000 (17.4% of restaurant sales) compared to the same prior year period. For the three months ended December 31, 2004; 1) rent expense increased $24,000 from the same prior year period due to scheduled rent escalations as well as two revised ground leases involving sale-leaseback transactions; and, 2) bank fees increased $7,000 from the prior year period due to increased use of credit cards by our customers. The decrease in occupancy and other operating costs as a percent of restaurant sales is due to the largely fixed nature of these expenses. As sales increase, the percentage of occupancy and other operating expenses to restaurant sales decrease.

Depreciation and Amortization

For the three months ended December 31, 2004 depreciation and amortization decreased $10,000 to $192,000 (5.2% of restaurant sales) from $202,000 (5.9% of restaurant sales) compared to the same prior year period. The $10,000 reduction in depreciation and amortization for the three months ended December 31, 2004 is due to aging of our capital assets.

General and Administrative Costs

For the three months ended December 31, 2004, general and administrative expenses decreased $18,000 to $347,000 (9.1% of total revenues) from $365,000 (10.4% of total revenues) for the same prior year period. The decrease in general and administrative expenses compared to the same prior year period is primarily attributable to decreases in health insurance costs, professional services and training and recruiting costs.

Advertising Costs

For the three months ended December 31, 2004 advertising costs increased $52,000 to $281,000 (7.6% of restaurant sales) from $229,000 (6.6% of restaurant sales) for the same prior year period. The increase in advertising costs is primarily due to the increase in restaurant sales (contribution based on sales are made to an advertising cooperative), and the launch of a television advertising campaign in March 2004. With the launch of the television advertising campaign contributions to the cooperative were increased by 1% of restaurant sales.

Income (Loss) From Operations

We had a loss from operations of ($197,000) in the three months ended December 31, 2004 compared to a loss from operations of ($292,000) for the same prior year period. The decrease in loss from operations of $95,000 is due primarily to the increase in net revenues and other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", and "Advertising Costs" sections of Item 2.

Net Income (Loss)

The net loss was ($234,000) for the three months ended December 31, 2004 compared to a net loss of ($336,000) for the same prior year period. The change from the three month period ended December 31, 2003 to December 31, 2004 was primarily attributable to the decrease in loss from operations for the three months ended December 31, 2004, as well as a decrease in net interest expense of $7,000 for the three months ended December 31, 2004.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2004, we had $1,037,000 cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants. Management believes that the current cash on hand, proceeds from the sale of preferred stock and additional cash expected from operations in fiscal 2005 will be sufficient to cover our working capital requirements for fiscal 2005. We anticipate additional net cash proceeds from the sale of preferred stock to be approximately $2,750,000, as discussed in "Preferred Stock Offering" section of Item 2.

As of December 31, 2004, we had working capital of $413,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

We are currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We, and our franchisees, anticipate opening three to four restaurants in 2005.

Cash Flows

Net cash used in operating activities was $281,000 for the three months ended December 31, 2004 compared to net cash used in operating activities of $99,000 for the same prior year period. The net cash used in operating activities for the three months ended December 31, 2004 was the result of a net loss of ($234,000) and non-cash reconciling items totaling $47,000 (comprised of depreciation and amortization of $197,000, minority interest of $13,000 and decreases in operating assets and liabilities totaling $257,000). The $257,000 decrease in operating assets and liabilities includes; 1) an accounts payable decrease of $148,000; 2) a receivables increase of $75,000; and, 3) a $34,000 increase in other assets and liabilities.

Net cash used in investing activities for the three months ended December 31, 2004 was $109,000, which reflects payments of $61,000 for new restaurant development costs, $59,000 in miscellaneous restaurant related capital expenditures and $11,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended December 31, 2003 was $66,000 which reflects payments of $14,000 for miscellaneous restaurant related capital expenditures, $62,000 in loans made to franchisees and $10,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended December 31, 2004 was $369,000, which includes principal payments on notes payable and long term debt of $51,000, repayments on lines of credit of $305,000, distributions to minority interests in partnerships of $39,000, and paid in capital activity of $26,000 related to the exercise of stock options. In October 2004 we elected to pay off two lines of credit with Merrill Lynch Business Financial Services and to cancel both lines of credit.

Net cash used in financing activities for the three months ended December 31, 2003 was $119,000, which includes principal payments on notes payable and long term debt of $47,000, repayments on lines of credit of $35,000, distributions to minority interests in partnerships of $42,000 and paid in capital activity of $5,000 related to the exercise of stock options.

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $267,000, which is collateralized by a first security on the building, equipment and operating assets of the restaurant.

Impact of Inflation

The Company has experienced a significant impact from inflation in the commodity costs for beef, chicken, dairy and produce over the last eighteen months. We anticipate a moderation in the costs of most of our core commodities for the balance of fiscal 2005. It is anticipated that any operating expense increases will be recovered by increasing menu prices to the extent that is prudent considering competition.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in January, February and March.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

There were no material changes in our exposure to market risk for the quarter ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Controller, who currently performs the functions of principal financial officer for the Company, as appropriate to allow timely decisions regarding required disclosures.

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2004.

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
DATE: February 11, 2005
BY: /s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

BY: /s/ Susan M. Knutson
Susan M. Knutson
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

February 11, 2005

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

February 11, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Good Times Restaurants Inc. (the "Company") for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Boyd E. Hoback, Chief Executive Officer and Susan M. Knutson, Controller of the Company, hereby certifies, pursuant to and solely for the purpose of 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Boyd E. Hoback

Boyd E. Hoback

Chief Executive Officer

February 11, 2005

 /s/ Susan M. Knutson

Susan M. Knutson

Controller (principal financial officer)

February 11, 2005