Form 10QSB
period 2005-03-31
GOOD TIMES RESTAURANTS INC
filed 2005-05-13
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2005
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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at May 13, 2005.

2,398,140 SHARES OF COMMON STOCK, .001 PAR VALUE
1,240,000 SHARES OF PREFERRED STOCK, .01 VALUE
Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended March 31, 2005
	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets -	3 - 4
	March 31, 2005 and September 30, 2004
	Consolidated Statements of Operations -	5
	For the three and six months ended March 31, 2005 and 2004
	Consolidated Statements of Cash Flows-	6 - 7
	For the three and six months ended March 31, 2005 and 2004
	Notes to Financial Statements	8 - 9

Item 2.	Management's Discussion and Analysis	9 - 15

Item 3.	Quantitive and Qualitive Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15 - 16

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16 - 17

Item 5.	Other Information.	17

Item 6.	Exhibits and Reports on Form 8-K	17

	SIGNATURES	18
	CERTIFICATIONS	19- 21

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

March 31,
2005
September 30, 2004

CURRENT ASSETS:
Cash and cash equivalents	$4,062,000	$1,796,000
Receivables and other	188,000	104,000
Inventories	124,000	118,000
Notes receivable	85,000	53,000
Total current assets	4,459,000	2,071,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	3,447,000	3,332,000
Leasehold improvements	2,796,000	2,715,000
Fixtures and equipment	5,140,000	5,073,000
	11,383,000	11,120,000

Less accumulated depreciation and amortization	(7,006,000)	(6,663,000)
	4,377,000	4,457,000
OTHER ASSETS:
Notes receivable, net of current portion	539,000	595,000
Deposits & other	33,000	69,000
	572,000	664,000

TOTAL ASSETS	$9,408,000	$7,192,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$216,000	$515,000
Accounts payable	326,000	300,000
Deferred income	39,000	47,000
Accrued liabilities - other	909,000	583,000
Total current liabilities	1,490,000	1,445,000

LONG-TERM LIABILITIES:
Debt, net of current portion	638,000	747,000
Deferred liabilities	991,000	984,000
Total long-term liabilities	1,629,000	1,731,000

MINORITY INTERESTS IN PARTNERSHIPS	619,000	670,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2005	September 30, 2004

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 5,000,000 shares

authorized, 1,240,000 issued and outstanding as

of March 31, 2005 and no shares issued and

outstanding as of September 30, 2004

Common stock, $.001 par value; 50,000,000 shares

authorized, 2,374,284 shares issued and outstanding as

of March 31, 2005 and 2,343,732 shares issued and

outstanding as of September 30, 2004

12,000
	2,000	- 2,000

Capital contributed in excess of par value	16,770,000	13,461,000
Accumulated deficit	(11,114,000)	(10,117,000)
Total stockholders' equity	5,670,000	3,346,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,408,000	$7,192,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,	Six Months Ended March 31,

	2005	2004	2005	2004
NET REVENUES:
Restaurant sales, net	$3,673,000	$3,541,000	7,388,000	$6,988,000
Franchise revenues	102,000	112,000	205,000	179,000
Total revenues	3,775,000	3,653,000	7,593,000	7,167,000

RESTAURANT OPERATING COSTS:
Food & packaging costs	1,190,000	1,188,000	2,483,000	2,362,000
Payroll & other employee benefit costs	1,281,000	1,232,000	2,551,000	2,463,000
Occupancy & other operating costs	634,000	601,000	1,263,000	1,202,000
Accretion of deferred rent	9,000	7,000	18,000	12,000
Opening costs	7,000	0	7,000	0
Depreciation & amortization	192,000	199,000	384,000	401,000
Total restaurant operating costs	3,313,000	3,227,000	6,706,000	6,440,000

General & administrative costs	379,000	325,000	726,000	689,000
Advertising costs	277,000	230,000	558,000	459,000
(Gain) loss on sale of restaurant building and equipment	(2,000)	0	(8,000)	0

INCOME (LOSS) FROM OPERATIONS	(192,000)	(129,000)	(389,000)	(421,000)

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(23,000)	(19,000)	(35,000)	(33,000)
Interest, net	10,000	(6,000)	9,000	(13,000)
Other, net	(24,000)	(57,000)	(48,000)	(80,000)
Total other income & (expenses)	(37,000)	(82,000)	(74,000)	(126,000)

NET INCOME (LOSS)	($229,000)	($211,000)	($463,000)	($547,000)

Less imputed preferred stock dividend	533,000	0	533,000	0
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	($762,000)	($211,000)	($996,000)	($547,000)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE	($.32)	($.09)	($.42)	($.24)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,360,861	2,308,735	2,356,992	2,305,397
DILUTED	N/A	N/A	N/A	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	Six Months Ended March 31,

	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	($229,000)	($211,000)	(463,000)	(547,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	193,000	204,000	388,000	411,000
Accretion of deferred rent	9,000	7,000	18,000	12,000
Minority interest	23,000	19,000	36,000	33,000
Recognition of deferred (gain) on sale of restaurant building	(6,000)	0	(11,000)	0
Loss (gain) on sale of restaurant equipment	3,000	0	3,000	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(9,000)	(21,000)	(84,000)	20,000
Inventories	5,000	(3,000)	(6,000)	10,000
Deposits and other	69,000	(101,000)	35,000	(186,000)
(Decrease) increase in:
Accounts payable	174,000	(50,000)	26,000	14,000
Accrued and other liabilities	309,000	66,000	317,000	44,000
Net cash provided by (used in) operating activities	541,000	(90,000)	259,000	(189,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(190,000)	(27,000)	(309,000)	(41,000)
Loans made to franchisees	0	(20,000)	0	(78,000)
Payments received on loans to franchisees	13,000	11,000	24,000	17,000
Net cash used in investing activities	(177,000)	(36,000)	(285,000)	(102,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(52,000)	(48,000)	(103,000)	(95,000)
Net repayments on line-of-credit	0	(34,000)	(305,000)	(69,000)
Net proceeds from preferred stock offering	2,722,000	0	2,722,000	0
Proceeds from exercise of options	39,000	11,000	65,000	16,000
Distributions paid to minority interests in partnerships	(48,000)	(45,000)	(87,000)	(87,000)
Net cash provided by (used in) financing activities	2,661,000	(116,000)	2,292,000	(235,000)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	Six Months Ended March 31,

	2005	2004	2005	2004

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,025,000	(242,000)	2,266,000	(526,000)

CASH AND CASH EQUIVALENTS, beginning of period	$1,037,000	$1,196,000	$1,796,000	$1,480,000

CASH AND CASH EQUIVALENTS, end of period	$4,062,000	$954,000	$4,062,000	$954,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16,000	$40,000	$34,000	$43,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

  UNAUDITED FINANCIAL STATEMENTS

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, the results of its operations and its cash flows for the three and six month periods ended March 31, 2005. Operating results for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

  The consolidated balance sheet as of September 30, 2004 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2004.

  Reclassification: Certain prior quarter balances have been reclassified to conform to the current quarter's presentation. Such reclassifications had no effect on the net loss.

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

Three Months Ended March 31,	Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders:
As reported	($762,000)	($211,000)	($996,000)	($547,000)
Pro forma expense	(20,000)	(30,000)	(41,000)	(60,000)
Pro forma net loss	(782,000)	(241,000)	(1,037,000)	(607,000)
Net income (loss) per common share:
As reported	$ (.32)	$ (.09)	$ (.42)	$ (.24)
Pro forma	(.33)	(.10)	(.44)	(.26)

  The fair value of each employee option granted in 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three and Six Months Ended March 31,
	2005	2004
Expected volatility	68%	82%
Risk-free interest rate	4.14%	3.93%
Expected dividends	-	-
Expected terms (in years)	5 - 10	5 - 10

  CONTINGENT LIABILITY

  We remain contingently liable on various restaurant leases that were previously sold. We are also a guarantor on a Small Business Administration loan to a franchisee.

  STOCK TRANSACTIONS

Under the securities purchase agreements, we issued to the investors, a total of 1,240,000 shares of Series B Preferred Stock at a purchase price of $2.50 per share. A total of 1,180,000 shares of Series B Preferred Stock were issued for cash in the total amount of $2,950,000, and 60,000 shares were issued in consideration for advice and assistance services with respect to the sale of 1,000,000 shares of Series B Preferred Stock, which services were valued at $150,000. The 1,240,000 shares of Series B Preferred Stock will be convertible into a total of 1,240,000 shares of common stock, subject to certain anti-dilution adjustments.

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

Preferred Stock Offering

On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A current significant stockholder purchased 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000. Net proceeds of approximately $2,722,000 include $133,336 paid or payable to Eric W. Reinhard for a fee related to raising capital. Each share of Series B Preferred Stock will be convertible at the option of the holder into one share of common stock, subject to certain anti-dilution provisions. The preferred shares will accrue dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares, and will be subject to certain mandatory redemption and transfer restrictions. The Series B Preferred Stock has a beneficial conversion feature because the quoted market price of Good Times Restaurants' common stock on the commitment date was higher than the conversion price of $2.50. The imputed preferred stock dividend at the commitment date was $533,000 (1,240,000 shares multiplied by the difference in the market value at the commitment date of $2.93 and the conversion price of $2.50). This amount is reflected in this 10QSB filing as a reduction of net income available to common stockholders. We intend to use the net proceeds from the preferred stock offering for the development of new restaurants and for the refurbishment of existing restaurants.

We had forty restaurants open at March 31, 2005 of which twenty-one were franchised or licensed units, eight joint-venture units and eleven company-owned units compared to thirty-seven units open at March 31, 2004, of which eighteen were franchised or licensed units, eight joint-venture units and eleven company-owned units. In fiscal 2004 we: 1) opened one new franchise restaurant in Colorado Springs, Colorado in March 2004 and two new franchise restaurants in the Denver metropolitan area, in July and August 2004; and, 2) opened one new franchised co-brand restaurant in Cheyenne, Wyoming. Two additional co-brand restaurants are currently under development, one of which is an existing Good Times restaurant that we purchased from a franchisee on April 1, 2005 (see "Subsequent Events") that we are converting to the co-brand format. We anticipate converting one additional existing Good Times restaurant to the co-brand format, developing one new company-owned prototype co-brand restaurant and franchising an additional three to five co-brand restaurants in 2005, both in Colorado and in new markets. We have three additional Good Times sites under contract and anticipate signing an additional two to four sites for development in 2005 and early 2006 for company-owned and franchised development.

The following presents certain historical financial information of our operations. This financial information includes results for the three and six month periods ended March 31, 2005 and results for the three and six month periods ended March 31, 2004.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2005 increased $122,000 (3.3%) to $3,775,000 from $3,653,000 for the three months ended March 31, 2004. Same store restaurant sales increased $103,000 (3.1%) during the three months ended March 31, 2005 for the restaurants that were open for the full periods ended March 31, 2005 and March 31, 2004, on top of last years 5.8% increase in same store sales. Restaurant sales also increased $29,000 due to one non-traditional company-owned restaurant not included in same store sales. Our same store restaurant sales have continued to show positive trends over the last fourteen months. We have had same store sales increases in each of the last fourteen months, with the exception of August 2004 and March 2005 when same store sales decreased 1% and 2.6% respectively. The same store sales decrease in March 2005 of 2.6% was primarily attributable to unseasonably cold weather in the Denver metropolitan area. Subsequent to the quarter ended March 31, 2005, same store sales increased 6.1% in April 2005 over the same prior year period.

Franchise revenues for the three months ended March 31, 2005 decreased $10,000 to $102,000 from $112,000 for the three months ended March 31, 2004 due to an increase in franchise royalties of $15,000 offset by a $25,000 decrease in franchisee fees compared to the same prior year period. Same store franchise restaurant sales increased .5% during the three months ended March 31, 2005 for the franchise restaurants that were open for the full periods ended March 31, 2005 and March 31, 2004.

Net revenues for the six months ended March 31, 2005 increased $426,000 (5.9%) to $7,593,000 from $7,167,000 for the six months ended March 31, 2004. Same store restaurant sales increased $340,000 (5.1%) during the six months ended March 31, 2005 for the restaurants that were open for the full periods ended March 31, 2005 and March 31, 2004. Restaurant sales also increased $60,000 due to one non-traditional company-owned restaurant not included in same store sales.

Franchise revenues for the six month ended March 31, 2005 increased $26,000 to $205,000 from $179,000 for the six months ended March 31, 2004 due primarily to an increase in franchise royalties. Same store franchise restaurant sales increased 1.1% during the six months ended March 31, 2005 for the franchise restaurants that were open for the full periods ended March 31, 2005 and March 31, 2004.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 90.2% during the three months ended March 31, 2005 compared to 91.1% in the same prior year period and were 90.8% during the six months ended March 31, 2005 compared to 92.2% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2004
Restaurant-level costs for the period ended March 31, 2004	91.1%	92.2%
Decrease in food and packaging costs	(1.1%)	(.2%)
Increase (decrease) in payroll and other employee benefit costs	.1%	(.7%)
Increase (decrease) in occupancy and other operating costs	.3%	(.1%)
Decrease in depreciation and amortization	(.4%)	(.5%)
Increase in deferred rent and opening costs	.2%	.1%
Restaurant-level costs for the period ended March 31, 2005	90.2%	90.8%

Food and Packaging Costs

For the three months ended March 31, 2005 our food and packaging costs increased $2,000 to $1,190,000 (32.4% of restaurant sales) from $1,188,000 (33.5% of restaurant sales) compared to the same prior year period. Food and packaging costs decreased as a percentage of restaurant sales primarily due to 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new product development; and, 4) new purchasing agreements. Those measures were somewhat offset by approximately an 8 - 10% increase in the cost of beef and dairy compared to the same prior year period.

For the six months ended March 31, 2005 our food and packaging costs increased $121,000 to $2,483,000 (33.6% of restaurant sales) from $2,362,000 (33.8% of restaurant sales) compared to the same prior year period.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2005 our payroll and other employee benefit costs increased $49,000 to $1,281,000 (34.9% of restaurant sales) from $1,232,000 (34.8% of restaurant sales) compared to the same prior year period. The increase in payroll and other employee benefit expenses is the result of increased sales for the period. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate.

For the six months ended March 31, 2005 our payroll and other employee benefit costs increased $88,000 to $2,551,000 (34.5% of restaurant sales) from $2,463,000 (35.2% of restaurant sales) compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended March 31, 2005 our occupancy and other operating costs increased $33,000 to $634,000 (17.3% of restaurant sales) from $601,000 (17% of restaurant sales) compared to the same prior year period. For the three months ended March 31, 2005; 1) rent expense increased $22,000 from the same prior year period due to scheduled rent escalations as well as two sale-leaseback transactions; 2) utility costs increased $7,000 from the prior year period; and, 3) bank fees increased $4,000 from the prior year period due to increased use of credit cards by our customers.

For the six months ended March 31, 2005 our occupancy and other operating costs increased $61,000 to $1,263,000 (17.1% of restaurants sales) from $1,202,000 (17.2% of restaurant sales) compared to the same prior year period. For the six months ended March 31, 2005; 1) rent expense increased $47,000; 2) utility costs increased $8,000; and 3) bank fees increased $11,000 from the same prior year period.

Depreciation and Amortization

For the three months ended March 31, 2005 depreciation and amortization decreased $7,000 to $192,000 (5.2% of restaurant sales) from $199,000 (5.6% of restaurant sales) compared to the same prior year period. The $7,000 reduction in depreciation and amortization for the three months ended March 31, 2005 is due to the normal aging of our capital assets.

For the six months ended March 31, 2005 depreciation and amortization decreased $17,000 to $384,000 (5.2% of restaurant sales) from $401,000 (5.7% of restaurant sales) compared to the same prior year period.

General and Administrative Costs

For the three months ended March 31, 2005, general and administrative costs increased $54,000 to $379,000 (10% of total revenues) from $325,000 (8.9% of total revenues) for the same prior year period. The increase in general and administrative costs compared to the same prior year period is primarily attributable to increases in; 1) training and recruiting costs; 2) salary expenses; and, 3) $18,000 in costs related to preliminary site work and due diligence on prospective new sites.

For the six months ended March 31, 2005 general and administrative costs increased $37,000 to $726,000 (9.6% of total revenues) from $689,000 (9.6% of total revenues) for the same prior year period.

Advertising Costs

For the three months ended March 31, 2005 advertising costs increased $47,000 to $277,000 (7.5% of restaurant sales) from $230,000 (6.5% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2005 advertising costs increased $99,000 to $558,000 (7.6% of restaurant sales) from $459,000 (6.6% of restaurant sales) for the same prior year period.

The changes in advertising costs, for the three month and six month periods, is primarily due to the increase in restaurant sales (contributions based on sales are made to an advertising cooperative), and the launch of a television advertising campaign in March 2004. With the launch of the television advertising campaign contributions to the advertising cooperative were increased by 1% of restaurant sales through March 31, 2005.

Income (Loss) From Operations

We had a loss from operations of ($192,000) in the three months ended March 31, 2005 compared to a loss from operations of ($129,000) for the same prior year period.

We had a loss from operations of ($389,000) in the six months ended March 31, 2005 compared to a loss from operations of ($421,000) for the same prior year period.

The change in loss from operations for the three and six month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", and "Advertising Costs" sections of Item 2.

Net Income (Loss)

The net loss was ($229,000) for the three months ended March 31, 2005 compared to a net loss of ($211,000) for the same prior year period. The change from the three month period ended March 31, 2004 to March 31, 2005 was primarily attributable to the increase in loss from operations for the three months ended March 31, 2005, as well as a decrease in other expenses of $33,000 for the three months ended March 31, 2005. Other expense for the three months ended March 31, 2004 included a one time expense of $29,000 related to the final settlement of a lease liability.

The net loss was ($463,000) for the six months ended March 31, 2005 compared to a net loss of ($547,000) for the same prior year period. The change from the six month period ended March 31, 2004 to March 31, 2005 was primarily attributable to the decrease in loss from operations for the six months ended March 31, 2005 as well as a decrease in other expense of $32,000 for the six months ended March 31, 2005.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2005, we had $4,062,000 cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2005 will be sufficient to cover our working capital requirements for fiscal 2005.

As of March 31, 2005, we had working capital of $2,969,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that incremental working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

We are currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We, and our franchisees, anticipate opening three to four restaurants in 2005. We anticipate purchasing one to three existing restaurants from franchisees and remodeling those restaurants to the co-brand operation during the remainder of fiscal 2005. We also anticipate increasing the level of reinvestment in existing company-owned joint venture restaurants to upgrade the exterior building image and improve the patios.

Cash Flows

Net cash provided by operating activities was $541,000 for the three months ended March 31, 2005 compared to net cash used in operating activities of $90,000 for the same prior year period. The net cash provided by operating activities for the three months ended March 31, 2005 was the result of a net loss of ($229,000) and non-cash reconciling items totaling ($770,000) (comprised of depreciation and amortization of $193,000, minority interest of $23,000, an increase in accounts payable of $174,000, an increase in accrued and other liabilities of $309,000, and increases in operating assets and liabilities totaling $71,000). The $309,000 increase in accrued and other liabilities includes: 1) an accrued property tax liability increase of $46,000; 2) an increase in the medical funding liability of $102,000 related to our self-funded health insurance plan; and, 3) an increase in other accrued liabilities of $100,000 for fees related to the preferred stock offering.

Net cash used in operating activities was $90,000 for the three months ended March 31, 2004. The net cash used in operating activities for the three months ended March 31, 2004 was the result of a net loss of ($211,000) and non-cash reconciling items totaling $121,000 (comprised of depreciation and amortization of $204,000, minority interest of $19,000, a decrease in accounts payable of $50,000, an increase in prepaid expenses of $101,000 and a net increase in other operating assets and liabilities of $49,000).

Net cash used in investing activities for the three months ended March 31, 2005 was $177,000, which reflects payments of $84,000 for new restaurant development costs, $106,000 in restaurant related capital expenditures and $13,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended March 31, 2004 was $36,000 which reflects payments for the purchase of property and equipment of $42,000, $15,000 received for the sale of fixed assets, loans made to franchisees of $20,000 and $11,000 in principal payments received on loans to franchisees.

Net cash provided by financing activities for the three months ended March 31, 2005 was $2,661,000, which includes principal payments on notes payable and long term debt of $52,000, distributions to minority interests in partnerships of $48,000, paid in capital activity of $39,000 related to the exercise of stock options and paid in capital activity of $2,722,000 related to the preferred stock offering.

Net cash used in financing activities for the three months ended March 31, 2004 was $116,000, which includes principal payments on notes payable and long term debt of $48,000, repayments on lines-of-credit of $34,000, distributions to minority interests in partnerships of $45,000 and paid in capital activity of $11,000 related to the exercise of stock options.

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $262,000, which is collateralized by a first security interest on the building, equipment and operating assets of the restaurant and the personal guarantee of the franchisee.

Subsequent Events

On April 1, 2005 we purchased the operations of a Good Times franchise restaurant in Commerce City, Colorado and entered into a fourteen year lease with the franchisee for the building. The franchise agreement for that restaurant was terminated. We subsequently closed the restaurant to remodel it into a Good Times/Taco John's co-brand. The newly remodeled co-branded restaurant will reopen in late May 2005.

Impact of Inflation

The Company has experienced a significant impact from inflation in the commodity costs for beef, chicken, dairy and produce over the last eighteen months. We anticipate a moderation in the increase in costs of most of our core commodities and modest decreases in dairy and produce costs for the balance of fiscal 2005. It is anticipated that any operating expense increases will be recovered by increasing menu prices to the extent that is prudent considering competition.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in January, February and March.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for the quarter ended March 31, 2005.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2005.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

Good Times Restaurants is subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On January 22, 2004, Good Times Restaurants held its annual meeting of Shareholders. At that meeting there were three proposals:

Proposal #1 Election of the following directors to serve during the ensuring year:

	FOR	WITHHOLD
GEOFFREY R BAILEY	2,127,503	12,479
RON GOODSON	2,130,576	9,406
DAVE GRISSEN	2,130,376	9,606
BOYD E HOBACK	2,130,623	9,359
ERIC REINHARD	2,129,255	10,727
RICHARD J. STARK	2,126,684	13,298
ALAN A TERAN	2,130,676	9,306

Proposal 2: Approve the issuance of a total of 1,240,000 shares of Series B convertible preferred stock for

$2.50 per share pursuant to securities purchase agreements dated December 30, 2004.

FOR: 1,315,737

AGAINST: 23,018

ABSTAIN: 1,503

NOT VOTED: 799,724

Proposal 3: Amendment to the 2001 Stock Option Plan to increase the total authorized shares from 150,000 shares to 300,000 shares.

FOR: 1,315,420

AGAINST: 23,675

ABSTAIN: 1,163

NOT VOTED: 799,724

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
DATE: May 13, 2005
BY:/s/ Boyd E. Hoback
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

May 13, 2005

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

May 13, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Good Times Restaurants Inc. (the "Company") for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Boyd E. Hoback, Chief Executive Officer and Susan M. Knutson, Controller of the Company, hereby certifies, pursuant to and solely for the purpose of 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Boyd E. Hoback

Boyd E. Hoback

Chief Executive Officer

May 13, 2005

/s/ Susan M. Knutson

Susan M. Knutson

Controller (principal financial officer)

May 13, 2005