Form 10QSB
period 2005-06-30
GOOD TIMES RESTAURANTS INC
filed 2005-08-12
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2005
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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of common stock outstanding at August 12, 2005.

2,473,572 SHARES OF COMMON STOCK, .001 PAR VALUE
1,240,000 SHARES OF PREFERRED STOCK, .01 VALUE
Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended June 30, 2005

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3 - 4
	June 30, 2005 and September 30, 2004

	Consolidated Statements of Operations -	5
	For the three and nine months ended June 30, 2005 and 2004

	Consolidated Statements of Cash Flows-	6 - 7
	For the three and nine months ended June 30, 2005 and 2004

	Notes to Financial Statements	8 - 9

Item 2.	Management's Discussion and Analysis	9 - 16

Item 3.	Quantitive and Qualitive Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information.	17

Item 6.	Exhibits and Reports on Form 8-K	17

	SIGNATURES	17

	CERTIFICATIONS	18- 20

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2005	September 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$3,000,000	$1,796,000
Receivables and other	158,000	104,000
Inventories	132,000	118,000
Notes receivable	101,000	53,000
Assets held for sale	1,028,000	0
Total current assets	4,419,000	2,071,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	3,601,000	3,332,000
Leasehold improvements	2,795,000	2,715,000
Fixtures and equipment	5,450,000	5,073,000
	11,846,000	11,120,000

Less accumulated depreciation and amortization	(7,200,000)	(6,663,000)
	4,646,000	4,457,000
OTHER ASSETS:
Notes receivable, net of current portion	511,000	595,000
Deposits & other	42,000	69,000
	553,000	664,000

TOTAL ASSETS	$9,618,000	$7,192,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$217,000	$515,000
Accounts payable	474,000	300,000
Deferred income	74,000	47,000
Accrued liabilities - other	774,000	583,000
Total current liabilities	1,539,000	1,445,000

LONG-TERM LIABILITIES:
Debt, net of current portion	575,000	747,000
Deferred liabilities	951,000	984,000
Total long-term liabilities	1,526,000	1,731,000

MINORITY INTERESTS IN PARTNERSHIPS	615,000	670,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
	June 30, 2005	September 30, 2004

STOCKHOLDERS' EQUITY:

Convertible Preferred stock, $.01 par value; 5,000,000

shares authorized, 1,240,000 issued and outstanding as

of June 30, 2005 (with a liquidation preference of $2.50

per share) and no shares issued and outstanding as of

September 30, 2004

Common stock, $.001 par value; 50,000,000 shares

authorized, 2,472,972 shares issued and outstanding as

of June 30, 2005 and 2,343,732 shares issued and

outstanding as of September 30, 2004

	12,000 3,000	- 2,000

Capital contributed in excess of par value	16,996,000	13,461,000
Accumulated deficit	(11,073,000)	(10,117,000)
Total stockholders' equity	5,938,000	3,346,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,618,000	$7,192,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended Nine Months Ended

June 30, June 30,
	2005	2004	2005	2004
NET REVENUES:
Restaurant sales, net	$4,482,000	$4,099,000	$11,870,000	$11,087,000
Franchise revenues	125,000	153,000	330,000	332,000
Total revenues	4,607,000	4,252,000	12,200,000	11,419,000

RESTAURANT OPERATING COSTS:
Food & packaging costs	1,478,000	1,449,000	3,961,000	3,811,000
Payroll & other employee benefit costs	1,375,000	1,312,000	3,925,000	3,775,000
Occupancy & other operating costs	700,000	626,000	1,963,000	1,828,000
Accretion of deferred rent	11,000	6,000	29,000	18,000
Opening costs	69,000	0	75,000	0
Depreciation & amortization	201,000	199,000	586,000	600,000
Total restaurant operating costs	3,834,000	3,592,000	10,539,000	10,032,000

General & administrative costs	356,000	320,000	1,082,000	1,009,000
Advertising costs	287,000	305,000	845,000	764,000
(Gain) loss on sale of restaurant building and equipment	(9,000)	0	(17,000)	0

INCOME (LOSS) FROM OPERATIONS	139,000	35,000	(249,000)	(386,000)

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(94,000)	(48,000)	(130,000)	(81,000)
Interest, net	20,000	(5,000)	29,000	(18,000)
Other, net	(23,000)	(39,000)	(71,000)	(119,000)
Total other income & (expenses)	(97,000)	(92,000)	(172,000)	(218,000)

NET INCOME (LOSS)	$42,000	($57,000)	($421,000)	($604,000)

Less imputed preferred stock dividend	0	0	533,000	0
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$42,000	($57,000)	($954,000)	($604,000)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE	$ .02	($ .02)	($ .40)	($ .26)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,409,132	2,324,698	2,374,372	2,308,834
DILUTED	2,514,173	N/A	N/A	N/A

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended Nine Months Ended

June 30, June 30,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$42,000	($57,000)	($421,000)	($604,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	210,000	205,000	599,000	616,000
Accretion of deferred rent	11,000	6,000	29,000	18,000
Minority interest	94,000	48,000	130,000	82,000
Recognition of deferred (gain) on sale of restaurant building	(6,000)	0	(17,000)	0
Loss (gain) on sale of restaurant equipment	(3,000)	0	0	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	30,000	(6,000)	(54,000)	14,000
Inventories	(8,000)	(12,000)	(14,000)	(2,000)
Deposits and other	(10,000)	72,000	25,000	(114,000)
(Decrease) increase in:
Accounts payable	147,000	0	174,000	14,000
Accrued and other liabilities	(144,000)	(82,000)	173,000	(38,000)
Net cash provided by (used in) operating activities	363,000	174,000	622,000	(14,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(1,515,000)	(52,000)	(1,824,000)	(108,000)
Net proceeds from sale of property	0	22,000	0	37,000
Loans made to franchisees	0	(9,000)	0	(87,000)
Payments received on loans to franchisees	13,000	17,000	37,000	34,000
Net cash used in investing activities	(1,502,000)	(22,000)	(1,787,000)	(124,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(52,000)	(49,000)	(155,000)	(144,000)
Net repayments on line-of-credit	0	(34,000)	(305,000)	(103,000)
Net proceeds from preferred stock offering	(42,000)	0	2,680,000	0
Proceeds from exercise of options	269,000	73,000	334,000	89,000
Distributions paid to minority interests in partnerships	(98,000)	(73,000)	(185,000)	(161,000)
Net cash provided by (used in) financing activities	77,000	(83,000)	2,369,000	(319,000)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended Nine Months Ended

June 30, June 30,
	2005	2004	2005	2004

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,062,000)	69,000	1,204,000	(457,000)

CASH AND CASH EQUIVALENTS, beginning of period	$4,062,000	$954,000	$1,796,000	$1,480,000

CASH AND CASH EQUIVALENTS, end of period	$3,000,000	$1,023,000	$3,000,000	$1,023,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$15,000

		$20,000	$49,000	$64,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, the results of its operations and its cash flows for the three and nine month periods ended June 30, 2005. Operating results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

The consolidated balance sheet as of September 30, 2004 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2004.

Reclassification: Certain prior quarter balances have been reclassified to conform to the current quarter's presentation. Such reclassifications had no effect on the net income (loss).

Assets held for sale: Certain assets involved in sale-leaseback contracts are classified as "held for sale" and represented in current assets in the consolidated balance sheets. As of June 30, 2005 we had one restaurant under construction involved in a sale-leaseback contract with assets totaling $1,028,000. The contract is anticipated to close in August 2005, at which time we will be reimbursed for the $1,028,000 of assets. We have applied SFAS 13 Accounting for Leases and determined the sale-leaseback transaction will result in an operating lease to us.

Stock-based compensation disclosures: We apply APB Opinion 25 and related interpretations in accounting for stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of our common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, our net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.

Three Months Ended, Nine Months Ended

June 30, June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stockholders:

As reported	$42,000	($57,000)	($ 954,000)	($604,000)
Pro forma expense	(25,000)	(33,000)	(66,000)	(93,000)
Pro forma net loss	$17,000	($90,000)	($1,020,000)	($697,000)
Net income (loss) per common share:
As reported	$ .02	$ (.02)	$ (.40)	$ (.26)
Pro forma	.01	(.04)	(.43)	(.30)

The fair value of each employee option granted in 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Three and Nine Months Ended June 30,

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

Preferred Stock Offering

On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A current significant stockholder purchased 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000. Net proceeds of approximately $2,680,000 include $133,336 paid or payable to Eric W. Reinhard (Board Chairman) for a fee related to raising capital. Each share of Series B Preferred Stock will be convertible at the option of the holder into one share of common stock, subject to certain anti-dilution provisions. Subsequent to February 10, 2006 we have certain mandatory conversion rights. The preferred shares also have additional voting rights, restrictions and provisions as disclosed in our Proxy Statement filed as part of our September 30, 2004 annual report. The preferred shares will accrue dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. The Series B Preferred Stock has a beneficial conversion feature because the quoted market price of Good Times Restaurants' common stock on the commitment date was higher than the conversion price of $2.50. The imputed preferred stock dividend at the commitment date was $533,000 (1,240,000 shares multiplied by the difference in the market value at the commitment date of $2.93 and the conversion price of $2.50). This amount is reflected in this 10QSB filing as a reduction of net income available to common stockholders in the nine months ended June 30, 2005. We intend to use the net proceeds from the preferred stock offering for the development of new restaurants and for the refurbishment of existing restaurants.

We had forty restaurants open at June 30, 2005 of which twenty were franchised or licensed units, eight joint-venture units and twelve company-owned units compared to thirty-eight units open at June 30, 2004, of which nineteen were franchised or licensed units, eight joint-venture units and eleven company-owned units. In fiscal 2004 we: 1) opened one new franchise restaurant in Colorado Springs, Colorado in March 2004 and two new franchise restaurants in the Denver metropolitan area, in July and August 2004; and, 2) opened one new franchised co-brand restaurant in Cheyenne, Wyoming. On April 1, 2005 we purchased an existing Good Times restaurant from a franchisee and converted the restaurant to the co-brand format. The remodeled restaurant, in Commerce City, Colorado re-opened as a co-brand in June 2005. We anticipate converting one to two additional existing Good Times restaurant to the co-brand format, developing one new company-owned prototype co-brand restaurant and franchising an additional three to four co-brand restaurants in 2005, both in Colorado and in new markets. We have three additional Good Times sites under contract and anticipate signing an additional two to four sites for development in 2005 and early 2006 for company-owned and franchised development.

The following presents certain historical financial information of our operations. This financial information includes results for the three and nine month periods ended June 30, 2005 and results for the three and nine month periods ended June 30, 2004.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2005 increased $355,000 (8.3%) to $4,607,000 from $4,252,000 for the three months ended June 30, 2004. Same store restaurant sales increased $248,000 (6.3%) during the three months ended June 30, 2005 for the restaurants that were open for the full periods ended June 30, 2005 and June 30, 2004, on top of last years 5.6% increase in same store sales. Restaurant sales also increased $12,000 due to one non-traditional company-owned restaurant not included in same store sales, and $123,000 due to the restaurant purchased from a franchisee on April 1, 2005. Our same store restaurant sales have continued to show positive trends over the last seventeen months. We have had same store sales increases in each of the last seventeen months, with the exception of August 2004 and March 2005 when same store sales decreased 1% and 2.6% respectively. The same store sales decrease in March 2005 of 2.6% was primarily attributable to unseasonably cold weather in the Denver metropolitan area. Subsequent to the quarter ended June 30, 2005, same store sales increased 4.1% in July 2005 over the same prior year period.

Franchise revenues for the three months ended June 30, 2005 decreased $28,000 to $125,000 from $153,000 for the three months ended June 30, 2004 due to an increase in franchise royalties of $2,000 offset by a $30,000 decrease in franchisee fees compared to the same prior year period. Same store franchise restaurant sales increased 5.4% during the three months ended June 30, 2005 for the franchise restaurants that were open for the full periods ended June 30, 2005 and June 30, 2004. Two franchise restaurants that opened in the second quarter of fiscal 2004 are not included in the same store sales group as they had not been open for eighteen months as of June 30, 2005.

Net revenues for the nine months ended June 30, 2005 increased $783,000 (7.1%) to $11,870,000 from $11,087,000 for the nine months ended June 30, 2004. Same store restaurant sales increased $589,000 (5.6%) during the nine months ended June 30, 2005 for the restaurants that were open for the full periods ended June 30, 2005 and June 30, 2004. Restaurant sales also increased $72,000 due to one non-traditional company-owned restaurant not included in same store sales and $123,000 due to the restaurant purchased from a franchisee on April 1, 2005.

Franchise revenues for the nine months ended June 30, 2005 decreased $2,000 to $330,000 from $332,000 for the nine months ended June 30, 2004 due to a $53,000 increase in franchise royalties offset by a $55,000 decrease in franchise fees. Same store franchise restaurant sales increased 2.3% during the nine months ended June 30, 2005 for the franchise restaurants that were open for the full periods ended June 30, 2005 and June 30, 2004.

Restaurant Operating Costs

Restaurant operating costs as a percentage of restaurant sales were 85.6% during the three months ended June 30, 2005 compared to 87.6% in the same prior year period and were 88.8% during the nine months ended June 30, 2005 compared to 90.5% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2004
Restaurant-level costs for the period ended June 30, 2004
87.6%
		90.5%
Decrease in food and packaging costs	(2.3%)	(1.0%)
Decrease in payroll and other employee benefit costs	(1.3%)	(.9%)
Increase in occupancy and other operating costs	.4%	--
Decrease in depreciation and amortization	(.4%)	(.5%)
Increase in deferred rent and opening costs	1.6%	.7%
Restaurant-level costs for the period ended June 30, 2005	85.6%	88.8%

 Food and Packaging Costs

For the three months ended June 30, 2005 our food and packaging costs increased $29,000 to $1,478,000 (33% of restaurant sales) from $1,449,000 (35.3% of restaurant sales) compared to the same prior year period. Food and packaging costs decreased as a percentage of restaurant sales primarily due to 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new product development, 4) new purchasing agreements, 5) a reduction in beef prices of approximately 8% compared to the same prior year period; and 6) increased vendor rebates in the current period compared to the same prior year period. We anticipate additional moderate decreases to food and packaging costs as a percentage of sales for the balance of fiscal 2005 and early 2006 from lower beef costs and purchasing efficiencies.

For the nine months ended June 30, 2005 our food and packaging costs increased $150,000 to $3,961,000 (33.4% of restaurant sales) from $3,811,000 (34.4% of restaurant sales) compared to the same prior year period.

Payroll and Other Employee Benefit Costs

For the three months ended June 30, 2005 our payroll and other employee benefit costs increased $63,000 to $1,375,000 (30.7% of restaurant sales) from $1,312,000 (32% of restaurant sales) compared to the same prior year period. The increase in payroll and other employee benefit expenses is primarily the result of increased sales for the period. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate. Additionally the current three month period ending June 30, 2005 includes a credit to health insurance costs of $41,000 due to an over funding of our calendar 2004 health insurance plan. We maintain a partially self-insured health plan and our employee benefit costs reflect aggregate claims under that plan.

For the nine months ended June 30, 2005 our payroll and other employee benefit costs increased $150,000 to $3,925,000 (33.1% of restaurant sales) from $3,775,000 (34% of restaurant sales) compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended June 30, 2005 our occupancy and other operating costs increased $74,000 to $700,000 (15.6% of restaurant sales) from $626,000 (15.2% of restaurant sales) compared to the same prior year period. For the three months ended June 30, 2005; 1) rent expense increased $38,000 from the same prior year period due to two sale-leaseback transactions and the addition of one company-owned restaurant; 2) utility costs increased $12,000 from the prior year period; 3) bank fees increased $7,000 from the prior year period due to increased use of credit cards by our customers; and 4) restaurant supplies increased $13,000 from the prior year period.

For the nine months ended June 30, 2005 our occupancy and other operating costs increased $135,000 to $1,963,000 (16.5% of restaurants sales) from $1,828,000 (16.5% of restaurant sales) compared to the same prior year period. For the nine months ended June 30, 2005; 1) rent expense increased $85,000; 2) utility costs increased $20,000; and 3) bank fees increased $18,000 from the same prior year period.

Depreciation and Amortization

For the three months ended June 30, 2005 depreciation and amortization increased $2,000 to $201,000 (4.5% of restaurant sales) from $199,000 (4.9% of restaurant sales) compared to the same prior year period. The $2,000 increase in depreciation and amortization for the three months ended June 30, 2005 is due to a reduction in expense for the normal aging of our capital assets, as well as an increase in expense due to the restaurant we purchased from a franchisee in April 2005.

For the nine months ended June 30, 2005 depreciation and amortization decreased $14,000 to $586,000 (4.9% of restaurant sales) from $600,000 (5.4% of restaurant sales) compared to the same prior year period.

General and Administrative Costs

For the three months ended June 30, 2005, general and administrative costs increased $36,000 to $356,000 (7.7% of total revenues) from $320,000 (7.5% of total revenues) for the same prior year period. The increase in general and administrative costs compared to the same prior year period is primarily attributable to increases in; 1) training and recruiting costs; and 2) payroll and employee benefit expenses.

For the nine months ended June 30, 2005 general and administrative costs increased $73,000 to $1,082,000 (8.9% of total revenues) from $1,009,000 (8.8% of total revenues) for the same prior year period.

Advertising Costs

For the three months ended June 30, 2005 advertising costs decreased $18,000 to $287,000 (6.4% of restaurant sales) from $305,000 (7.4% of restaurant sales) for the same prior year period.

For the nine months ended June 30, 2005 advertising costs increased $81,000 to $845,000 (7.1% of restaurant sales) from $764,000 (6.9% of restaurant sales) for the same prior year period.

The changes in advertising costs, for the three month and nine month periods, is primarily due to the increase in restaurant sales (contributions based on sales are made to an advertising cooperative), and the launch of a television advertising campaign in March 2004. With the launch of the television advertising campaign contributions to the advertising cooperative were increased by 1% of restaurant sales through March 31, 2005, after April 1, 2005 contributions were lowered by 1% of restaurant sales. We anticipate maintaining the contribution percent at the current level through the balance of this fiscal year.

Income (Loss) From Operations

We had income from operations of $139,000 in the three months ended June 30, 2005 compared to income from operations of $35,000 for the same prior year period.

We had a loss from operations of ($249,000) in the nine months ended June 30, 2005 compared to a loss from operations of ($386,000) for the same prior year period.

The change in income (loss) from operations for the three and nine month periods is due primarily to changes in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", and "Advertising Costs" sections of Item 2.

Net Income (Loss)

Net income was $42,000 for the three months ended June 30, 2005 compared to a net loss of ($57,000) for the same prior year period. The change from the three month period ended June 30, 2004 to June 30, 2005 was primarily attributable to the increase in income from operations for the three months ended June 30, 2005, offset by an increase in minority interest expense of $46,000 compared to the same prior year period. Additionally, net interest income increased $25,000 for the three months ended June 30, 2005 due primarily to an increase in our interest bearing cash reserves compared to the same prior year period.

The net loss was ($421,000) for the nine months ended June 30, 2005 compared to a net loss of ($604,000) for the same prior year period. The change from the nine month period ended June 30, 2004 to June 30, 2005 was primarily attributable to the decrease in loss from operations for the nine months ended June 30, 2005 as well as decreases in other expenses and net interest expense of $95,000 for the nine months ended June 30, 2005. Minority interest expense increased $49,000 for the nine months ended June 30, 2005 due to increased income from operations of the joint-venture restaurants compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2005, we had $3,000,000 cash and cash equivalents on hand and we are holding $1,028,000 in land and building assets under contract for sale under a sale leaseback agreement. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing for the development of new company-owned restaurants and the refurbishment of existing restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2005 will be sufficient to cover our working capital requirements for fiscal 2005.

As of June 30, 2005, we had working capital of $2,880,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that incremental working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

We are currently under contract for a sale-leaseback transaction concerning a company-owned restaurant that is projected to open in late August 2005. The net proceeds to us are anticipated to be approximately $1,600,000 of which $1,028,000 has been spent as of June 30, 2005 and is classified as assets held for sale in the accompanying consolidated balance sheet. The sale-leaseback transaction is anticipated to close in mid August 2005.

We are also currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We, and our franchisees, anticipate opening two to four restaurants in 2005. We anticipate purchasing one to two existing restaurants from franchisees and remodeling those restaurants to the co-brand format during the remainder of fiscal 2005. We also anticipate increasing the level of reinvestment in existing company-owned joint venture restaurants to upgrade the exterior building image and improve the patios.

During the nine month period ended June 30, 2005, we invested approximately $75,000 to implement a back office software application in all company-owned and joint-venture restaurants.

Cash Flows

Net cash provided by operating activities was $363,000 for the three months ended June 30, 2005. The net cash provided by operating activities for the three months ended June 30, 2005 was the result of net income of $42,000 and non-cash reconciling items totaling $321,000 (comprised of depreciation and amortization of $210,000, minority interest of $94,000, an increase in accounts payable of $147,000, a decrease in accrued and other liabilities of $144,000, and increases in operating assets and liabilities totaling $14,000). The $144,000 decrease in accrued and other liabilities is primarily attributable to payments for annual property taxes of approximately $154,000 made in April 2005.

Net cash provided by operating activities was $174,000 for the three months ended June 30, 2004. The net cash provided by operating activities for the three months ended June 30, 2004 was the result of a net loss of ($57,000) and non-cash reconciling items totaling $231,000 (comprised of depreciation and amortization of $205,000, minority interest of $48,000, a decrease in accrued and other liabilities of $82,000, an increase in prepaid expenses of $72,000 and a net decrease in other operating assets and liabilities of $12,000).

Net cash used in investing activities for the three months ended June 30, 2005 was $1,502,000, which reflects payments of $1,410,000 for new restaurant development costs, $105,000 in restaurant related capital expenditures and $13,000 in principal payments received on loans to franchisees. Of the $1,410,000 spent on new restaurant development, $1,028,000 will be funded in August 2005 by the sale-leaseback transaction described in the "Capital Expenditures" section above. Included in the $105,000 restaurant related capital expenditures for the quarter is $50,000 for upgrades to existing restaurant patios and $33,000 for the back office software implementation.

Net cash used in investing activities for the three months ended June 30, 2004 was $22,000 which reflects payments for the purchase of property and equipment of $52,000, net proceeds from the sale of property of $22,000, loans made to franchisees of $9,000 and $17,000 in principal payments received on loans to franchisees.

Net cash provided by financing activities for the three months ended June 30, 2005 was $77,000, which includes principal payments on notes payable and long term debt of $52,000, distributions to minority interests in partnerships of $98,000, paid in capital activity of $269,000 related to the exercise of stock options and paid in capital activity of ($42,000) related to expenses for the preferred stock offering.

Net cash used in financing activities for the three months ended June 30, 2004 was $83,000, which includes principal payments on notes payable and long term debt of $49,000, repayments on lines-of-credit of $34,000, distributions to minority interests in partnerships of $73,000 and paid in capital activity of $73,000 related to the exercise of stock options.

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities. The Company is also a guarantor on a Small Business Administration loan to a franchisee of approximately $256,000, which is collateralized by a first security interest on the building, equipment and operating assets of the restaurant and the personal guarantee of the franchisee.

 Subsequent Events

None.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for the quarter ended June 30, 2005.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2005.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

Part II Other Information

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
DATE: August 12, 2005
/s/ Boyd E. Hoback
Boyd E. Hoback
President and Chief Executive Officer

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

August 12, 2005

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

August 12, 2005

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Good Times Restaurants Inc. (the "Company") for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the 'Report'), I, Boyd E. Hoback, Chief Executive Officer and Susan M. Knutson, Controller of the Company, hereby certifies, pursuant to and solely for the purpose of 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Boyd E. Hoback

Boyd E. Hoback

Chief Executive Officer

August 12, 2005

/s/ Susan M. Knutson

Susan M. Knutson

Controller (principal financial officer)

August 12, 2005