Form 10KSB
period 2005-09-30
GOOD TIMES RESTAURANTS INC
filed 2005-12-27
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2005
OR
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
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
Common Stock $.001 par value, Preferred Stock $.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year ended September 30, 2005 were $16,961,000.

As of December 13, 2005, the aggregate market value of the 1,504,663 shares of common stock held by non-affiliates of the issuer, based on the closing sales price of the common stock on December 13, 2005 of $5.01 per share as reported on the Nasdaq Smallcap Market, was $7,538,362.

As of December 13, 2005, the issuer had 2,502,903 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 and 14 of Part III of this form is incorporated by reference from the issuer's definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with the issuer's annual meeting of shareholders to be held on January 26, 2006.

Transitional Small Business Disclosure Format Yes [ ] No [X]

TABLE OF CONTENTS

Form 10-KSB - PART I
Item 1 Description of Business	4 - 17
Item 2 Description of Property	13
Item 3 Legal Proceedings	13
Item 4 Submission of Matters to a Vote of Security Holders	14
PART II
Item 5 Market for Common Equity and Related Stockholder Matters	14 - 15
Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 21
Item 7 Financial Statements	F1 - F23
Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 8a Controls and Procedures	22
Item 8b Other Information	22
PART III
Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	22
Item 10 Executive Compensation	22
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 12 Certain Relationships and Related Transactions	23
Item 13 Exhibits	23- 25
Item 14 Principal Accountant Fees	25
Signatures	26

PART I

Item 1. Description of Business.

Overview: Good Times Restaurants Inc., a Nevada corporation (the "Company"), was organized in 1987. The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc., which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Drive Thru Burgers(SM). During 2001, the restaurants' brand name, trademark and logo were changed to Good Times Burgers & Frozen Custard to reflect a strategic repositioning of the Good Times concept. Most of our restaurants are located in the front range communities of Colorado. The terms "Good Times", "we", "us" and "our" where used herein refers to the operations of Good Times Drive Thru Inc. and of the Company.

Recent Developments

Preferred Stock Offering: On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A existing significant stockholder purchased 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000. Net proceeds of approximately $2,680,000 include $133,336 paid or payable to Eric W. Reinhard (Board Chairman) for a fee related to raising capital. Each share of Series B Preferred Stock is convertible at the option of the holder into one share of common stock, subject to certain anti-dilution provisions. Subsequent to February 10, 2006 we have certain mandatory conversion rights. The preferred shares also have additional voting rights, restrictions and provisions as disclosed in our Proxy Statement filed as part of our September 30, 2004 annual report. The preferred shares will accrue dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. The Series B Preferred Stock has a beneficial conversion feature because the quoted market price of Good Times Restaurants' common stock on the commitment date was higher than the conversion price of $2.50. The imputed preferred stock dividend at the commitment date was $533,000 (1,240,000 shares multiplied by the difference in the market value at the commitment date of $2.93 and the conversion price of $2.50). This amount is reflected in this 10KSB filing as a reduction of net income available to common stockholders in the fiscal year ended September 30, 2005. We are using the net proceeds from the preferred stock offering for the development of new restaurants and for the refurbishment of existing restaurants.

In July 2003 we engaged the Sterling Rice Group, a nationally known brand development company, to assist in refining and developing Good Times' overall brand strategy in order to deepen a more defined niche in the quick service restaurant category. As a result of that process, we have narrowed our consumer target profile, both demographically and psycho-graphically, to a core customer whose priority is "seeking more out of life" and more out of their restaurant experience than simply convenience or price. This customer is more discriminating, engages with retail brands beyond simple functionality and is not defined simply by income, ethnic or age demographics. We have changed the way we are purchasing media advertising, reoriented our packaging and merchandising messaging and have begun extensive product development to refine existing menu items and develop new items that will build upon Good Times' historical equities and deepen our brand relevance to this new consumer target. During fiscal 2005, we implemented new advertising, menu boards, point of purchase materials, service improvements and several new product introductions. We have made the shift from radio advertising only to a blend of television and radio advertising and have experienced same store sales increases in each of the last seven quarters.

In July 2003 we introduced Coleman 100% natural beef in all of our hamburgers and changed the recipes of our sandwiches to include whole leaf lettuce, whole grain buns and new packaging. Good Times is the only quick service restaurant chain to exclusively sell Coleman 100% natural beef and we have entered into an exclusivity agreement with Coleman for the Colorado market. To further support the brand umbrella of fresh, high quality products we are continuing to build the fresh frozen custard line of products and recently introduced a line of fresh squeezed lemonades. We have hired a nationally renowned culinary consultant to refine existing product recipes and develop new products in our core menu categories of burgers, chicken, frozen custard & desserts, sides and fountain. Our core strategy is centered on developing stronger and stronger product attributes that support our brand position and more vertical variety and taste profiles within these categories rather than building a lot of horizontal variety in our menu. Our objective is to be the specialist and quality leader in each of these categories as the competition moves to more and more products.

The initial store of a co-brand test with a large regional Mexican quick service restaurant chain opened in the spring of 2004 and we converted an existing Good Times to the co-brand format in June 2005. Initial sales at both pilot stores are exceeding expectations and we anticipate developing several additional stores under this format in fiscal 2006, both franchising the rights to Good Times in the co-brand and operating as a franchisee under the co-brand agreement. Our objective is to develop a higher than average sales model with attractive unit economics for new market franchise growth outside of Colorado and selective development within Colorado. Both concepts are consistent with Good Times' core brand position of fresh, high quality ingredients and strong, unique taste profiles. The co-brand may give us more expansion potential with wider consumer appeal across a broader demographic spectrum than either concept by itself.

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

Concept and Business Strategy: We operate with two different formats that have evolved over the course of our history: a smaller, 880 square foot double drive thru building focused on drive thru service and limited walk up service; and a newer 2,400 square foot, 60 seat dining room format that will be the model for future stores.

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

  Continually improve our fast, friendly, personal customer service. We strive to optimize and personalize the interaction between our team members and customers, particularly at the points of order and payment to build a reputation as having the friendliest service. We manage the face to face interaction with our customers through extensive employee screening and hospitality training to ensure their experience is punctuated by attentive, friendly service. Speed of service through our drive thru lanes is important to the consumers' need for convenience but is always secondary to delivering the highest quality product possible. We monitor each car's service time and have developed incentive programs for management and team members to maintain our quick service standards.

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

Current fiscal year initiatives: We are pursuing several initiatives for fiscal 2006 for our future growth, profitability and execution against four primary long-term objectives:

  Consistently grow same store sales.

  Improve store level operating margins, primarily through lower cost of sales.

  Develop additional company-owned restaurants in Colorado.

  Develop the co-brand concept for accelerated franchise growth.

  Reduce cost of sales. Our operating profit margins have been significantly affected by a dramatic increase in commodity costs that have pushed many of our core ingredients in beef, chicken, dairy, pork and others to historic highs. While we have experienced some normalization of the commodity environment in fiscal 2005, we are taking steps to reduce our food and packaging costs through engineering of our product design, sales mix, contracting and purchasing, pricing and new product development.

  Accelerate product development and consumer validation. We have increased the pace of our product development and extended our planning and development horizon for new products, supported by new research and consumer validation tools and techniques. Our objective is to continue to extend Good Times' heritage for great hamburgers into our other menu categories.

  Improve existing facilities to support Good Times' brand position. New merchandising, menu boards and packaging were implemented in fiscal 2005 and will be followed by improvements to several patio environments and other facility improvements to increase existing restaurants' "curb appeal" and appearance. Our objective is to develop a consistent brand image within the different building formats.

  Expand and validate the co-brand test for future expansion. We anticipate developing and franchising four to five additional prototype and conversion co-brand restaurants in fiscal 2006 and refining operating systems, processes and profit margins to further validate this as a platform for accelerated franchise growth in future years.

  Increase the development pipeline of new sites. Based upon the completion of the Preferred Stock sale, our objective is to accelerate the development of additional company owned and franchised restaurants in Colorado for fiscal 2006 and beyond.

Expansion strategy and site selection: Our restaurant expansion strategy focuses primarily on further penetrating our existing Colorado market. We believe this enables us to enhance consumer convenience and ease of access, leverage existing operating infrastructure and increase media advertising efficiencies and brand awareness. Additional growth outside of the Colorado market will depend on the success of the co-brand model, additional financing and qualified franchisees.

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

Restaurant locations: We currently operate and franchise a total of forty-one Good Times restaurants, of which thirty-eight are in Colorado, with thirty-six in the Denver greater metropolitan area, one in Grand Junction and one in Silverthorne. Thirteen of the restaurants are company-owned and eight are owned jointly with a co-development partner. Twenty Good Times restaurants are franchised restaurants with thirteen operating in the Denver metropolitan area, one in Colorado Springs, Colorado, one in Grand Junction, Colorado, one in Longmont, Colorado, one in Loveland, Colorado, one in Boise, Idaho, one at the University of Wyoming in Laramie, Wyoming and one in Cheyenne, Wyoming. Good Times is also offering franchises for the development of additional Good Times restaurants.
December
	2004	2005
Company-owned restaurants	11	13
Joint venture restaurants	8	8
Franchise operated restaurants	21	20
Total restaurants	40	41

In fiscal 2005 we opened one new company-owned restaurant in Aurora, Colorado in September 2005. On April 1, 2005 we purchased an existing Good Times restaurant from a franchisee and converted the restaurant to the co-brand format. The remodeled restaurant, in Commerce City, Colorado, re-opened as a co-brand in June 2005. We purchased another existing Good Times franchised restaurant in November 2005 and anticipate converting it to the co-brand format by February 2006. Five additional co-brand restaurants are under development and we anticipate opening and franchising a total of six to nine co-branded restaurants in fiscal 2006. Three additional Good Times restaurants are under development and we anticipate opening four to six Good Times restaurants in fiscal 2006. With the completion of the sale of preferred stock, we anticipate accelerating the acquisition of sites for company owned development in fiscal 2006 and beyond.

Colorado is divided into two primary media markets, Denver and Colorado Springs/Pueblo. We plan to fully develop the Denver market and then develop the Colorado Springs/Pueblo market, depending on availability of financing and suitable restaurant sites. Management estimates that the Denver market will support 45-55 Good Times restaurants and the Colorado Springs/Pueblo market will support 8 - 10 restaurants. Media advertising is important to effectively build brand awareness and the repositioning of the concept. All of our growth for fiscal 2006 and 2007 will be focused in Colorado to increase media and supervision efficiencies.

Menu: The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, fresh squeezed lemonade, soft drinks and frozen custard products. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is prepared with specially formulated and seasoned Coleman 100% natural beef, served on a 4 inch bun. Hamburgers and cheeseburgers are garnished with fresh leaf lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomatoes. Other specialty hamburger toppings include guacamole, fresh grilled honey cured bacon, and proprietary sauces. The chicken products include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomatoes on a whole grain bun and Chicken Dunkers, whole breast meat breaded strips. Signature sandwiches that were rolled out in fiscal 2005 include the Burnin' Buffalo, Tasty Teriyaki, Peppercorn Ranch and Guacamole Chicken. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

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

Marketing & Advertising: Our marketing strategy focuses on: 1) driving comparable restaurant sales through attracting new customers and increasing the frequency of visits by current customers; 2) communicating specific product news and attributes to build strong points of difference from competitors; and 3) communicating a unique, strong and consistent brand.

Media is an important component of building Good Times' brand awareness and distinctiveness. We spent most of our ad dollars on television media in the first three quarters of 2005 and on radio media during the last quarter of 2005. The Colorado market is an expensive media market, so most of our ad placement is not in prime time but in early and late fringe, prime access and late news time slots. As we continue to develop more and more distinctiveness to Good Times' brand and increase penetration of the Colorado market, we anticipate we will continue to use media advertising but that our aggregate advertising expenditures will decline slightly as a percentage of restaurant sales.

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

During fiscal 2006, we will re-design and expand the use of our website as a tool to build customer loyalty. We signed marketing agreements with the Pepsi Center in Denver, Colorado and the University of Colorado to serve and promote Good Times' products in those venues in fiscal 2006.

Operations

Restaurant Management: We are developing Operating Partners in most of our restaurants as we are able to recruit qualified candidates. We believe that this is a distinct competitive advantage that provides a higher level of service, quality control and stability over time. The heart of the Operating Partner Program is to have each partner develop a relationship with the employees, the customers and the community at their restaurant and develop an ownership mentality with commensurate rewards as sales increase over a longer period of time. The program allows an Operating Partner to earn 25% of a restaurant's improvement in cash flow over an established baseline. Each Good Times unit employs an operating partner or a general manager, one to two assistant managers and approximately 15 to 25 employees, most of who work part-time during three shifts. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. We believe that incentive compensation of our restaurant managers is essential to the success of our business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives.

Operational systems and processes: We believe that we have some of the best operating systems and processes in the industry. Detailed processes have been developed for hourly, daily, weekly and monthly responsibilities that drive consistency across our system of restaurants and performance against our standards within different day parts. We utilize a labor program to determine optimal staffing needs of each restaurant based on its actual customer flow and demand. We also employ several additional operational tools to continuously monitor and improve speed of service, food waste, food quality, sanitation, financial management and employee development. We are moving toward automating and computerizing as many of these systems as possible into an integrated, digital management system.

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

Training: We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants. Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously. All of our training and development is based upon a "train, test, certify, retrain" cycle around standards and operating processes at all levels. We conduct a semi-annual performance review with each manager to discuss prior performance and future performance goals. We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.

Recruiting and retention: We seek to hire experienced restaurant managers and Operating Partners. We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, stock options for regional managers and incentives plans at every level that are tied to performance against key goals and objectives. We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement. We also provide various other incentives, including vacations, car allowances, monthly performance bonuses and monetary rewards for managers who develop future managers for our restaurants.

Franchising: Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Offering Circular and advertising material to be utilized in soliciting prospective franchisees. We seek to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to three restaurants. We currently review sites selected for franchises and monitor performance of franchise units. We are currently considering potential franchisees only for development of units in Colorado.

We estimate that it will cost a franchisee on average approximately $750,000 to $900,000 to open a restaurant with dining room seating, including pre-opening costs and working capital, assuming the land is leased. A franchisee typically will pay a royalty of 4% of net sales, an advertising fee of at least 1.5% of net sales, plus participation in regional advertising up to 5% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant. Among the services and materials which we provide to franchisees are site selection assistance, plans and specifications for construction of the Good Times Drive Thru restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurants.

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

We have entered into fourteen franchise agreements in the greater Denver metropolitan area. Fifteen franchise restaurants and eight joint-venture restaurants are operating in the Denver metropolitan area media market. One franchise restaurant is open in Grand Junction, Colorado, one in Boise, Idaho, one in Laramie, Wyoming, one co-branded restaurant in Cheyenne, Wyoming and one in Colorado Springs, Colorado.

Management Information Systems: Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems that we provide. Restaurant managers forward sales reports, vendor invoices, payroll data and other operating information to Good Times' headquarters on a weekly basis. Sales, labor and cash data is collected daily via a restaurant back office system which gathers data from the restaurant point-of-sale system. Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance. We believe that these reporting systems are sophisticated, and enhance our ability to control and manage operations.

Food Preparation, Quality Control & Purchasing: We believe that we have some of the highest food quality standards in the quick service restaurant industry. Our systems are designed to protect our food supply throughout the preparation process. We inspect specific qualified manufacturers and work together with those manufacturers to provide specifications and quality controls. Our operations management teams are trained in a comprehensive safety and sanitation course provided by the National Restaurant Association. Minimum cook temperature requirements and line checks throughout the day ensure the safety and quality of both burgers and other items we use in our restaurants.

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

Employees: At December 13, 2005, we had approximately 394 employees of which 319 are part time hourly employees and 75 are salaried employees working full time. We consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Competition: The restaurant industry, including the fast food segment, is highly competitive. Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl's Jr. and Sonic. Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado. Management believes that these double drive-through restaurant chains will not expand into Colorado based on their publicly reported objectives and resources. There are currently no significant competitors offering frozen custard as a primary menu item operating in the Denver market. However, we cannot assure that they will not enter the Colorado market and become significant competitors of Good Times.

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

Trademarks: Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado. We have also registered our new mark "Good Times Burgers & Frozen Custard" federally and with the State of Colorado. Good Times received approval of its federal registration of "Good Times" in 2003. In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Mighty Deluxe", "Wild Fries" and "Chicken Dunkers".

Government Regulation: Each Good Times restaurant is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Good Times restaurant. Federal and state environmental regulations have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. In addition, we are subject to the Americans With Disabilities Act, which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped. Management believes that we are in compliance with the Americans With Disabilities Act.

We are also subject to federal and state laws regulating franchise operations, which vary from registration and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating franchise relationships.

Available Information: Our Internet website address is www.goodtimesburgers.com. We make available free of charge through our website's investor information section our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC under applicable securities laws as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our website information is not part of or incorporated by reference into this Annual Report on Form 10-KSB.

Special Note About Forward-Looking Statements: Certain statements in this Form 10-KSB under "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. When we use the words such as "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors such as the risk factors discussed below which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Risk Factors: You should consider carefully the following risk factors before making an investment decision with respect to Good Times Restaurants' securities.

We Have Accumulated Losses. We have incurred losses in every fiscal year since inception except 1999 and 2002 and as of September 30, 2005 we had an accumulated deficit of $11,068,000. We cannot assure you that we will not have a loss for the current fiscal year ending September 30, 2006. As of September 30, 2005, we had working capital of $2,722,000.

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

Nevada law and our articles of incorporation and bylaws have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment. We are subject to anti-takeover laws for Nevada corporations. These anti-takeover laws prevent a Nevada corporation from engaging in a business combination with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation's voting stock, unless specified conditions are met.

Our articles of incorporation and our bylaws contain a number of provisions that may deter or impede takeovers or changes of control or management. These provisions:

  authorize our board of directors to establish one or more series of preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

  do not allow for cumulative voting in the election of directors unless required by applicable law. Under cumulative voting, a minority stockholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors;

  state that special meetings of our stockholders may be called only by the chairman of the board, the president or any two directors, and must be called by the president upon the written request of the holders of ten percent of the outstanding shares of capital stock entitled to vote at such special meeting; and

  provide that the authorized number of directors is currently set at seven.

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

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

Item 2. Description of Property.

We currently lease approximately 3,700 square feet of space for our executive offices in Golden, Colorado for approximately $52,000 per year. The lease is for a two year term ending April 2007. The space is leased from The Bailey Company, a significant stockholder, at their corporate headquarters.

As of December 13, 2005, Good Times has an ownership interest in twenty-one Good Times units, all of which are located in Colorado. Eight of these restaurants are held in joint venture limited partnerships of which Good Times is the general partner and has a 50% interest in seven of the partnership restaurants and a 78% interest in on restaurant. There are thirteen Good Times units that are wholly owned by Good Times.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

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
Quarter Ended	High	Low
December 31, 2003	4.00	3.50
March 31, 2004	4.00	2.62
June 30, 2004	3.90	3.11
September 30, 2004	3.49	2.90
December 31, 2004	3.40	2.90
March 31, 2005	3.75	2.90
June 30, 2005	5.25	3.45
September 30, 2005	6.20	4.00

As of December 13, 2005 there were approximately 330 holders of record of Common Stock. However management estimates that there are not fewer than 1,390 beneficial owners of our Common Stock.

Dividend Policy: We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  In addition, we have obtained financing under loan agreements that restrict the payment of dividends.  Further, the Series B convertible preferred stock financing agreements provide for the payment of dividends on the Series B convertible preferred stock and restrictions on the payments of dividends on our common stock.  Our ability to pay future dividends will necessarily depend on our earnings and financial condition.  However, since restaurant development is capital intensive, we currently intend to retain any earnings for that purpose.

Subject to the provisions of the Series B Preferred Stock Agreement, cash dividends of $177,000 per year are payable quarterly beginning February 10, 2006 if the preferred stock is not converted to common stock under the Company's mandatory conversion rights and so long as the Company is meeting a fixed charge coverage ratio of 1.5:1.

Disclosure with Respect to the Company's Equity Compensation Plans: We maintain the 2001 Good Times Restaurants Stock Option Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan. For additional information, see Note 10, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2005.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	380,044	$2.74	185,520
Total	380,044	$2.74	185,520

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The selected financial data on the following page is derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7 hereof.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company and Good Times for the fiscal years ended September 30, 2004 and 2005.

September 30,
Operating Data:	2005	2004
Restaurant sales	$16,510,000	$15,281,000
Franchise fees and royalties	451,000	500,000
Total Net Revenues	16,961,000	15,781,000
Restaurant Operating Costs:
Food and packaging costs	5,434,000	5,302,000
Payroll and other employee benefit costs	5,278,000	4,933,000
Occupancy and other operating costs	2,966,000	2,681,000
New store pre-opening costs	127,000	0
Depreciation and amortization	795,000	798,000
Total restaurant operating costs	14,600,000	13,714,000
Selling, General & Administrative Expenses	2,546,000	2,426,000
     Loss (Gain) on disposal of restaurants and equipment
	(22,000)	1,000
Income (Loss) from Operations	(163,000)	(360,000)
Other Income and (expenses)
Minority income (expense), net	(201,000)	(119,000)
Interest income (expense), net	48,000	(21,000)
Other, net	(102,000)	(165,000)
Total other income and (expenses)	(255,000)	(305,000)
Net Loss	(418,000)	(665,000)
Less imputed preferred stock dividend	533,000	0
Net Loss available to Common Shareholders	(951,000)	(665,000)
Basic and Diluted Earnings Per Share	(.40)	($.29)

Weighted average shares and equivalents used in per share calculations
Basic	2,401,561	2,307,360
Diluted	2,401,561	2,307,360

Balance Sheet Data:
Working Capital	$2,722,000	$626,000
Total assets	9,431,000	7,192,000
Minority Interest	620,000	670,000
Long-term debt	522,000	747,000
Stockholders' equity	$5,999,000	$3,346,000

Results of Operations

Net Revenues: Net revenues for the fiscal year ended September 30, 2005 increased $1,180,000 (7.5%) to $16,961,000 from $15,781,000 for the fiscal year ended September 30, 2004. Same store restaurant sales increased $690,000 or 4.8%, during fiscal 2005 for restaurants that were open for the full fiscal 2004 and 2005 periods. Restaurant sales increased $57,000 due to one company-owned restaurant in Silverthorne, Colorado and increased $482,000 due to two new company-owned restaurants, one purchased from a franchisee in April 2005 and one that opened in September 2005. Net revenues decreased $49,000 in fiscal 2005 due to a decrease in franchise fees of $80,000 offset by an increase in franchise royalties of $31,000.

Same store restaurant sales were positively impacted in fiscal 2005 by the following: 1) an overall strengthening in the local economy; and, 2) increases in our internal scorecard measures relating to customer satisfaction and speed of service.

Total restaurant sales for Good Times and its franchisees were $31,171,000 for fiscal 2005 compared to $28,395,000 for fiscal 2004.

Average restaurant gross sales for fiscal 2005 and 2004 were as follows:
	Fiscal 2005	Fiscal 2004
Company operated	$884,000	$838,000
Franchise operated	$810,000	$753,000

Restaurant Operating Costs: Restaurant operating costs as a percent of restaurant sales were 88.4% for fiscal 2005 compared to 89.7% in fiscal 2004.

The changes in restaurant-level costs are explained as follows:
Restaurant-level costs for the period ended September 30, 2005	89.7%
Decrease in food and packaging costs	(1.8%)
Decrease in payroll and other employee benefit costs	(.3%)
Increase in occupancy and other operating costs	.4%
Increase in pre-open costs	.8%
Decrease in depreciation and amortization costs	(.4%)
Restaurant-level costs for the period ended September 30, 2005	88.4%

Food and Packaging Costs: Food and packaging costs for fiscal 2005 increased $132,000 from $5,302,000 (34.7% of restaurant sales) to $5,434,000 (32.9% of restaurant sales). Food and packaging costs decreased as a percentage of restaurant sales primarily due to: 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new product development; 4) new purchasing agreements; and, 5) reductions in commodity costs compared to the same prior year period. We anticipate additional moderate decreases to food and packaging costs as a percentage of sales in fiscal 2006 from lower commodity costs and purchasing efficiencies.

Payroll and Other Employee Benefit Costs: For fiscal 2005 payroll and other employee benefit costs increased $345,000 from $4,933,000 (32.3% of restaurant sales) to $5,278,000 (32% of restaurant sales).

The increase in payroll and other employee benefit costs for fiscal 2005 is primarily due to an increase in restaurant sales and the addition of new company-owned restaurants, as well as slight increases in the average wages paid to employees and an increase in payroll taxes.

Occupancy and Other Costs: For fiscal 2005 occupancy and other costs increased $285,000 from $2,681,000 (17.5% of restaurant sales) to $2,966,000 (18% of restaurant sales), compared to fiscal 2004. The $285,000 increase in occupancy and other costs are primarily attributable to:

  Building rent increase of $123,000 due to increased rent for one corporate restaurant with a new ground lease, the addition of two company-owned restaurants and normal rent escalations.

  Bank fees increase of $29,000 due to a greater number of customer transactions using credit cards.

  Decreases in property taxes and insurance expense.

  Increases in utility costs of $46,000.

New Store Pre-opening Costs: For fiscal 2005 new store pre-opening costs increased $127,000 from $0 compared to fiscal 2004. We opened two new company-owned restaurants in fiscal 2005, and two more restaurants are under development.

Depreciation and Amortization Costs: For fiscal 2005 depreciation and amortization costs increased $3,000 from $798,000 to $795,000, compared to fiscal 2004. Depreciation costs decreased due to the aging of our capital assets, offset by the addition of two new company-owned restaurants.

Selling General and Administrative Costs: Selling, general and administrative costs increased from $2,426,000 (15.9% of restaurant sales) in fiscal 2004 to $2,546,000 (15.4% of restaurant sales) in fiscal 2005. The increase in selling, general and administrative costs are partially attributable to increased advertising costs, which increased to $1,136,000 (6.9% of restaurant sales) for fiscal 2005 from $1,059,000 (6.9% of restaurant sales) for fiscal 2004, and an increase in general and administrative costs, which increased to $1,410,000 (8.5% of restaurant sales) for fiscal 2005 from $1,367,000 (8.9% of restaurant sales) for fiscal 2004.

The increase in advertising costs is due to the increase in restaurant sales (contributions based on sales are made to the advertising cooperative).

Management anticipates that fiscal 2006 advertising will consist primarily of radio and television advertising, on-site and point-of-purchase merchandising totaling approximately 6% of restaurant sales.

The $43,000 increase in general and administrative cost is primarily attributable to:

  Human resource and training costs increase of $27,000.

  Corporate salary and bonus expense increase of $74,000.

  Construction fee income billed to franchisees decreased by $35,000.

  Insurance cost increase of $19,000 due to the addition of directors and officers liability insurance.

  Decrease in professional services of $126,000 due to a one time expense in the prior year of $152,000 related to a brand repositioning project.

Loss (gain) or disposal of restaurants and equipment: Loss (gain) or disposal of restaurants and equipment decreased $23,000 to a $22,000 gain from a ($1,000) loss in fiscal 2004. The $22,000 gain on disposal of restaurants and equipment in fiscal 2005 is primarily due to the recognition of a deferred gain related to a sale leaseback transaction that occurred in fiscal 2004.

Income (Loss) from Operations: Loss from operations decreased to ($163,000) in fiscal 2005 compared to ($360,000) in fiscal 2004. This decrease was primarily attributable to the increase in restaurant sales offset by the other matters discussed in the "Restaurant Operating Costs" and "Selling General and Administrative" sections in Item 6.

Net Income (Loss): Net loss was ($418,000) for fiscal 2005 compared to a net loss of ($665,000) in fiscal 2004. The change from fiscal 2004 to fiscal 2005 was primarily attributable to the matters discussed in the "Food and Packaging Costs", "Selling General and Administrative Expenses" and "New Store Pre-opening Costs" sections of Item 6. In addition, 1) minority interest expense increased $82,000 due to increased income from restaurant operations of the joint venture restaurants for fiscal 2005; 2) net interest expense decreased $69,000 to net interest income of $48,000 from net interest expense of $21,000 in fiscal 2004 due to reduced debt and increased cash reserves in the current period; and, 3) other expenses decreased $63,000 to $102,000 from $165,000 in fiscal 2004.

Liquidity and Capital Resources

Cash and Working Capital: As of September 30, 2005, we had $1,763,000 of cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2006 will be sufficient to cover our working capital requirements for fiscal 2006.

As of September 30, 2005, we had working capital of $2,722,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new Good Times restaurants are opened.

Capital Expenditures: In September 2005 we completed a sale-leaseback transaction concerning a company-owned restaurant that opened in September 2005. The net proceeds to us were approximately $1,600,000 all of which has been spent or accrued as of September 30, 2005 for the land, building and improvements of the new restaurant.

We are also currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale leaseback financing for the development of those restaurants. We anticipate opening five to seven company-owned restaurants in 2006 under the Good Times and co-brand formats. We anticipate franchisees will open an additional five to seven restaurants under the Good Times and co-brand formats. We anticipate purchasing one to two existing restaurants from franchisees and remodeling those restaurants to the co-brand format during fiscal 2006. We also anticipate increasing the level of reinvestment in existing company-owned joint venture restaurants to upgrade the exterior building image and improve the patios.

During fiscal 2005 we invested approximately $75,000 to implement a back office software application in all company-owned and joint venture restaurants.

Cash Flows: Net cash provided by operating activities was $666,000 for fiscal 2005 compared to $471,000 in fiscal 2004. The increased net cash provided by operating activities for fiscal 2005 was the result of a decrease in the net loss to ($418,000) and non-cash reconciling items totaling $1,084,000 (comprised principally of depreciation and amortization of $811,000, minority interest of $201,000 and increases in operating assets and liabilities totaling $72,000).

Net cash used in investing activities in fiscal 2005 was $3,006,000, which reflects payments for the purchase of property and equipment of $2,770,000, proceeds from a sale leaseback transaction of $1,570,000, purchase of investments of $1,900,000 and payments received on loans made to franchisees of $94,000.

Net cash provided by investing activities in fiscal 2004 was $312,000, which reflects payments for the purchase of property and equipment of $187,000, proceeds from the sale of assets of $37,000, proceeds from a sale leaseback transaction of $498,000, and loans made to franchisees (net of payments received) of $36,000.

Net cash provided by financing activities in fiscal 2005 was $2,307,000, which includes principal payments on notes payable and long term debt of $208,000, repayments on lines of credit of $305,000, distributions to minority interests in partnerships of $251,000, proceeds from the exercise of stock options of $391,000 and net proceeds from the preferred stock offering of $2,680,000.

Net cash used in financing activities in fiscal 2004 was $467,000, which includes principal payments on notes payable and long term debt of $192,000, net repayments on lines of credit of $141,000, distributions to minority interests in partnerships of $223,000 and proceeds from the exercise of stock options of $89,000.

Contingencies and Off-Balance Sheet Arrangements: We are contingently liable on several ground leases and one land and building lease that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities. We are also a guarantor on a Small Business Administration loan to a franchisee of approximately $251,000, which is collateralized by a first security interest on the building, equipment and operating assets of the restaurant and the personal guarantee of the franchisee.

Critical Accounting Policies and Estimates

Notes Receivable: We evaluate the collectability of our note receivables from franchisees annually. Historically, such amounts have been fully repaid and we believe the collateral and guarantees are adequate to provide for future payments; therefore no allowances for amounts estimated to be uncollected have been provided.

Impairment of Long-Lived Assets: We review our long-lived assets annually for potential impairment as well as their estimated remaining life. Historically, we have not been required to impair our long-term assets nor revise their estimated life, however, the restaurant industry is extremely competitive and we continue to be responsive to changes in its operating environment. Therefore such estimates are considered significant and subject to change.

Income Taxes: The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary. We believe it is more likely than not that the recorded deferred tax assets will be realized.

Variable Interest Entities: In December 2003, the FASB finalized FASB Interpretation No. 46R, Consolidation of Variable Interest Entities--An Interpretation of ARB51 (FIN 46R). FIN 46R expands the scope of ARB51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have several franchisees with notes payable to the Company, after analysis we have determined that, while these franchisees are variable interest entities as defined by FIN 46R, we are not the primary beneficiary of the entities, and therefore they are not required to be consolidated under FIN 46R.

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation. The revised statement requires public entities to measure liabilities incurred to employees in share-based payment transactions at fair value. This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on the Company's consolidated financial position or results of operations.

In June 2005, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 will not have a material impact on the Company's consolidated financial position or results of operations.

Pre-approval of non-audit services: On November 4, 2005, the Audit Committee of the Board of Directors of Good Times Restaurants Inc. approved in advance certain non-audit services to be performed by Hein & Associates, Good Times' independent auditor. These non-audit services are to consist primarily of corporate income tax compliance services.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F 2
Consolidated Balance Sheet ' September 30, 2005	F 3
Consolidated Statements of Operations ' For the Years Ended
September 30, 2005 and 2004	F 4
Consolidated Statements of Stockholders' Equity ' For the Period
from October 1, 2003 through September 30, 2005	F 5
Consolidated Statements of Cash Flows ' For the Years Ended
September 30, 2005 and 2004	F 6
Notes to Consolidated Financial Statements	F 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2005, and the results of their operations and their cash flows for the years ended September 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado

October 28, 2005

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,763,000
Available-for-sale investments	1,900,000
Receivables	155,000
Inventories	132,000
Prepaid expenses and other	37,000
Notes receivable	68,000
Total current assets	4,055,000
Property and Equipment:
Land and building	3,696,000
Leasehold improvements	2,826,000
Fixtures and equipment	5,729,000
12,251,000
Less accumulated depreciation	(7,412,000)
4,839,000
Other Assets:
Notes receivable	486,000
Other	51,000
537,000
Total Assets	$ 9,431,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and leases	$ 217,000
Accounts payable	363,000
Deferred income	48,000
Other accrued liabilities	705,000
Total current liabilities	1,333,000
Long-Term Liabilities:
Debt and leases, net of current portion	522,000
Deferred liabilities	957,000
Total long-term liabilities	1,479,000
Minority Interests in Partnerships	620,000
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 1,240,000 issued and outstanding (with a liquidation preference of $2.50 per share)	12,000
Common stock, $.01 par value; 50,000,000 shares authorized, 2,497,647 issued and outstanding	2,000
Capital contributed in excess of par value	17,053,000
Accumulated deficit	(11,068,000)
Total stockholders' equity	5,999,000
Total Liabilities and Stockholders' Equity	$ 9,431,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2005	2004
Net Revenues:
Restaurant sales	$16,510,000	$ 15,281,000
Area development and franchise fees
'
		80,000
Franchise royalties	451,000	420,000
Total net revenues	16,961,000	15,781,000
Restaurant Operating Costs:
Food and paper costs	5,434,000	5,302,000
Restaurant labor costs	5,278,000	4,933,000
Restaurant occupancy costs	2,276,000	2,112,000
Accretion of deferred rent	40,000	19,000
Other restaurant operating costs	650,000	550,000
New store pre-opening costs	127,000	'
Depreciation and amortization	795,000	798,000
Total restaurant operating costs	14,600,000	13,714,000
General and administrative	1,410,000	1,367,000
Advertising	1,136,000	1,059,000
Loss (gain) on disposal of restaurants and equipment	(22,000)	1,000
Loss From Operations	(163,000)	(360,000)
Other Income (Expenses):
Interest income	112,000	60,000
Interest expense	(64,000)	(81,000)
Minority interest in income of partnerships	(201,000)	(119,000)
Other, net	(102,000)	(165,000)
Total other expenses, net	(255,000)	(305,000)
Net Loss	(418,000)	(665,000)
Less imputed preferred stock dividend	(533,000)	'
Net Loss Available to Common Stockholders	$ (951,000)	$ (665,000)
Basic and Diluted Loss Per Share	$ 0.40)	$(0.29)
Weighted Average Common Shares Outstanding, basic and diluted	2,401,561	2,307,360

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2003 THROUGH SEPTEMBER 30, 2005

Convertible Preferred Stock	Common Stock

	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Accumulated Deficit	Total

Balances, October 1, 2003	'	$ ''	2,302,971	$2,000	$13,372,000	$(9,452,000)	$3,922,000

Stock issued for exercised stock options	'	'	40,761	'	89,000	'	89,000
Net loss	'	'	'	'	'	(665,000)	(665,000)

Balances, September 30, 2004	'	'	2,343,732	2,000	13,461,000	(10,117,000)	3,346,000

Preferred stock issuance	1,240,000	12,000	'	'	3,201,000	(533,000)	2,680,000
Stock issued for exercised stock options	'	'	153,914	'	391,000	'	391,000
Net loss	'	'	'	'	'	(418,000)	(418,000)

Balances, September 30, 2005	1,240,000	$12,000	2,497,646	$2,000	$17,053,000	$(11,068,000)	$5,999,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(418,000)	$(665,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	811,000	836,000
Accretion of deferred rent	40,000	19,000
Minority interest expense	201,000	119,000
Loss (gain) on disposal of property, restaurants and equipment	(22,000)	1,000
Recognition of deferred income	'	(4,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(68,000)	102,000
Inventories	(14,000)	(6,000)
Prepaid expenses and other	(20,000)	'
Deposits and other assets	15,000	(9,000)
(Decrease) increase in:
Accounts payable	63,000	91,000
Accrued and other liabilities	123,000	3,000
Deferred liabilities	(45,000)	(16,000)
Net cash provided by operating activities	666,000	471,000
Cash Flows From Investing Activities:
Payments for the purchase of property and equipment	(2,770,000)	(187,000)
Proceeds from the sale of assets	'	37,000
Proceeds from sale leaseback transaction	1,570,000	498,000
Purchase of investments	(1,900,000)	'
Loans made to franchisees and to others	'	(87,000)
Payments received on loans to franchisees and to others	94,000	51,000
Net cash (used in) provided by investing activities	(3,006,000)	312,000
Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long-term debt	(208,000)	(192,000)
Net repayments on lines-of-credit	(305,000)	(141,000)
Proceeds from preferred stock offering	2,680,000	'
Proceeds from exercise of stock options	391,000	89,000
Distributions paid to minority interests in partnerships	(251,000)	(223,000)
Net cash provided by (used in) financing activities	2,307,000	(467,000)
(Decrease) Increase in Cash and Cash Equivalents	(33,000)	316,000
Cash and Cash Equivalents, beginning of year	1,796,000	1,480,000
Cash and Cash Equivalents, end of year	$ 1,763,000	$ 1,796,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 64,000	$ 81,000
Purchase of equipment with debt	$ '	$ 26,000
Cash paid for income taxes	$ '	$ '

  Organization and Summary of Significant Accounting Policies:

  Organization ' Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

  Drive Thru commenced operations in 1986 and, as of September 30, 2005, operates 21 company-owned and joint venture drive-thru fast food hamburger restaurants. The Company's restaurants are located in Colorado. In addition, Drive Thru has 17 franchises operating in Colorado, one in Laramie, Wyoming, one in Cheyenne, Wyoming, and one in Boise, Idaho, and is offering franchises for development of additional Drive Thru restaurants.

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

  Accounting Estimates ' The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

  Reclassification ' Certain prior year balances have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the net loss.

  Cash and Cash Equivalents 'The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

  Investments ' The Company's investments are available for sale and the carrying value approximates fair value due to the short duration to maturity.

  Inventories ' Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of restaurant food items and related packaging supplies.

  Property and Equipment ' Depreciation is recognized using the straight-line method over the estimated useful lives of the assets or the lives of the related leases, if shorter, as follows:

Buildings	15 years
Leasehold improvements	7-15 years
Fixtures and equipment	3-8 years

  Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

  Impairment of Long-Lived Assets ' The Company follows SFAS No. 144, when assessing properties for impairment. The undiscounted cash flows of each restaurant are compared to the net book value of each restaurant's respective properties. If the undiscounted cash flows of each restaurant are less than their respective net book values, the respective properties are written down to their fair market values.

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

  Deferred Liabilities ' Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $450,000 as of September 30, 2005) is reflected in the accompanying consolidated balance sheet as a deferred liability. Also included in the $957,000 deferred liability balance is a $472,000 deferred gain on the sale of the building and improvements of one company-owned restaurant. The building and improvements were subsequently leased back from a third party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty year lease. The remaining balance includes a deferred gain of $35,000 on the sale of a restaurant.

  Opening Costs 'Opening costs are expensed as incurred.

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

  The Company has not recognized any franchise fees that have not been collected. The Company segregates initial franchise fees from other franchise revenue on the face of the Company's financial statements. Revenues and costs related to franchisor-owned outlets are segregated from revenues and costs related to franchised outlets on the face of the Company's financial statements.

  Continuing royalties from franchisees, which are a percentage of the gross sales of franchised operations, are recognized as income when earned. Franchise development expenses, which consist primarily of legal costs and restaurant opening expenses associated with developing and opening franchise restaurants, are expensed against the related franchise fee income.

  Accounting for Notes Receivable ' The Company's notes receivables are all due from franchisees, all of whom are in the restaurant business. All of the notes receivable are collateralized by real estate or equipment. The notes are all term notes with interest accruing at market rates. The Company reviews the notes from time to time to access collectability. The Company has determined that all notes receivable at September 30, 2005 are collectable and allowances for write downs are not necessary.

  Operating Partner Program ' Operating Partners in a restaurant share in future increases of their restaurant's cash flows above an established baseline, which is based on the preceding twelve months' cash flow after full allocation of advertising and capital expenses. This program is designed to figuratively put Operating Partners in the shoes of an owner so that a portion of their compensation is derived solely from the improvement in the financial performance of their respective restaurants. The portion of cash flow increases allocable to the Operating Partners are expensed as incurred on a quarterly basis, with a cumulative adjustment made for any months where cash flows fall below the established baselines. Compensation under this program is expensed to restaurant operations as incurred. No other long term benefits accrue or vest to the Operating Partners in this program. Operating Partners are subject to termination from this program if certain operating, customer service and financial objectives are not met.

  Income Taxes ' Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

  Net Loss Per Common Share ' The loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 380,024 and 529,159 shares of common stock as well as the potential conversion of 1,240,000 preferred shares to common shares were not included in computing diluted EPS for 2005 and 2004, respectively, because their effects were antidilutive.

  Financial Instruments and Concentrations of Credit Risk ' Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees (see Note 5).

  Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. At September 30, 2005, notes receivable totaled $554,000 and are due from seven entities. Additionally, the Company has other current receivables totaling $155,000, which includes $93,000 of franchise receivables.

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

  Comprehensive Income (Loss) ' Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held to maturity investments. The Company's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

  Stock-Based Compensation Disclosures ' The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for these awards and consistent with the fair value method allowed by SFAS No. 123, the Company's net loss and net loss per share would have changed to the following pro forma amounts:

	Years Ended September 30,
	2005	2004

Net loss per common share:
As reported	$(951,000)	$(665,000)
Pro forma expense, net of tax	(95,000)	(79,000)
Pro forma net loss	(1,046,000)	(744,000)
Net loss per common share:
As reported	$(.40)	$(.29)
Pro forma	(.44)	(.32)

  The fair value of each employee option granted in 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended September 30,
	2005	2004

Expected volatility	58%	68%
Risk-free interest rate	4.19%	4.14%
Expected dividends	'	'
Expected terms (in years)	5-10	5-10

  Variable Interest Entities ' In December 2003, the FASB finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities ' An Interpretation of ARB51" (FIN 46R). FIN 46R expands the scope of ARB51 and can require consolidation of "variable interest entities" (VIEs). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company has several franchisees with notes payable to the Company. These franchisees are variable interest entities as defined by FIN 46R, however, the Company is not the primary beneficiary of these entities because the Company has a less than 50% interest in all of these entities. Therefore they are not required to be consolidated under FIN 46R.

  New Accounting Pronouncements ' In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation." The revised statement requires public entities to measure liabilities incurred to employees in share-based payment transactions at fair value. This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.

  In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections ' A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on the Company's consolidated financial position or results of operations.

  In June 2005, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 will not have a material impact on the Company's consolidated financial position or results of operations.

  Notes Receivable:

  Notes receivable consists of the following as of September 30, 2005:

Notes receivable from franchisees related to the sale of restaurants; 7% to 12% interest per annum; monthly payments of principal and interest are due in the amount of approximately $3,100; final payment due in 2017; collateralized by a second interest in buildings and equipment and guaranteed by an individual.	$287,000

Notes receivable from franchisees related to installation of certain equipment; 10% interest per annum; monthly payments of principal and interest are due in the amount of approximately $4,700; final payment due in 2010; collateralized by all fixtures and equipment of the related restaurants.	267,000
554,000
Less current portion	(68,000)
Notes receivable, net of current portion	$486,000

  Debt:

Note payable with GE Capital Business Asset Funding with monthly payments of principal and interest (7.83%) due in the amount of $18,600 with the final payment due in November 2008. The loan is collateralized by the building, leasehold interest and equipment of two Good Times Restaurants and all custard equipment and signage purchased under the note.	$624,000

Note payable with GE Capital Business Asset Funding with monthly principal and variable interest (interest rate at September 30, 2005 was 7.61%), with the final payment due January 2009. The loan is collateralized by the building, leasehold interest and equipment at one Good Times Restaurant.	92,000

Other, various terms	23,000
739,000
Less current portion	(217,000)
$522,000

  As of September 30, 2005, principal payments on debt over the next five years are as follows:

Years Ended September 30,

2006	$217,000
2007	230,000
2008	247,000
2009	45,000

$739,000

  In connection with certain of the above loans, the Company has agreed to certain covenants, which includes minimum tangible net worth and minimum cash flows, as defined in the agreements. As of September 30, 2005, the Company was in compliance with its loan covenants.

  Other Accrued Liabilities:

  Other accrued liabilities consist of the following at September 30, 2005:

Wages and other employee benefits
  $255,000

Taxes	354,000
Other	96,000
$705,000

  Commitments and Contingencies:

  The Company's office space, and the land and buildings related to the Drive Thru restaurant facilities are classified as operating leases and expire over the next 19 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2005 and 2004.

  Following is a summary of operating lease activities:

Year Ended September 30, 2005

Minimum rentals	$1,653,000
Less sublease rentals	(425,000)

Net rent paid	$1,228,000

  As of September 30, 2005, future minimum rental commitments required under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ended September 30,

  2006
$ 1,872,000
2007	1,885,000
2008	1,847,000
2009	1,798,000
2010	1,521,000
Thereafter	10,612,000
19,535,000
Less sublease rentals	(3,713,000)
$ 15,822,000

  The Company is contingently liable on several ground leases and on one land and building lease included above, that have been subleased or assigned to franchisees. The subleased and assigned leases expire between 2008 and 2023. The Company has never experienced any losses from these contingent lease liabilities.

  The Company also guarantees a franchisee's Small Business Administration note payable with a bank. The note payable matures in November 2013. The Company's maximum obligation, should the franchisee default on the note payable, as of September 30, 2005, would be approximately $251,000. This guarantee was entered into by the Company prior to December 31, 2002, and has not been modified since that date, which was the effective date for FIN45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others."

  Financing Transactions:

  In September 2005, the Company completed a sale-leaseback transaction concerning a company-owned restaurant that opened in September 2005. The net proceeds to the Company were approximately $1,600,000 all of which has been spent or accrued as of September 30, 2005 for the land, building and improvements of the new restaurant. The transaction resulted in an operating lease and therefore the cost of the land, building and improvements are not reflected in the Consolidated Balance Sheet of the Company.

  In July 2004, the Company completed a sale leaseback transaction for one company-owned restaurant. There was a $494,000 gain on the sale reported in the deferred liabilities of the Consolidated Balance Sheet included in the September 30, 2004 financial statements. The gain is being recognized in future periods in proportion to the rents paid on the twenty-year operating lease. The transaction resulted in an operating lease and therefore the cost of the building is not reflected in the Consolidated Balance Sheet of the Company.

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

  Income Taxes:

  Deferred tax assets (liabilities) are comprised of the following at September 30, 2005:

  Current

  Long Term

Deferred assets (liabilities):
Partnership basis difference	$ '	$102,000
Tax effect of net operating loss carryforward	'	1,630,000
Deferred liabilities	'	176,000
Property and equipment basis differences	'	21,000
Other accrued liability difference	10,000	'
Net deferred tax assets	10,000	1,929,000
Less valuation allowance*	(10,000)	(1,929,000)

Net deferred tax assets	$ '	$ '

  * The valuation allowance increased by $94,000 during the year ended September 30, 2005.

  The Company has net operating loss carryforwards of approximately $4,369,000 for income tax purposes which expire from 2007 through 2025. The use of these net operating loss carryforwards may be restricted due to changes in ownership.

  Total income tax expense for the years ended 2005 and 2004 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2005	2004

Total expense (benefit) computed by applying the U.S. Statutory rate (34%)
  $(142,000)
		$(226,000)
State income tax, net of federal tax benefit	(14,000)	(22,000)
Effect of change in valuation allowance	94,000	245,000
Other	62,000	3,000

Provision for income taxes	$ '	$ '

  Related Parties:

  A significant stockholder has entered into two franchise and management agreements with the Company. The Company also leases office space from this stockholder under a lease agreement which exists until 2005. Rent paid to the stockholder in 2005 and 2004 for office space was $49,000 and $45,000, respectively. One of the Company's Board members is a principal of the stockholder.

  Stockholders' Equity:

  Preferred Stock ' The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

  On February 10, 2005, the Company closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A current significant stockholder purchased 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000. Net proceeds of approximately $2,680,000 include $133,336 paid to Eric W. Reinhard (Board Chairman) for a fee related to raising capital. Each share of Series B Preferred Stock will be convertible at the option of the holder into one share of common stock, subject to certain anti-dilution provisions. Subsequent to February 10, 2006, the Company has certain mandatory conversion rights. The preferred shares also have additional voting rights, restrictions and provisions as disclosed in our Proxy Statement filed as part of the Company's September 30, 2004 annual report. The Company is required to keep the related shelf registration statement current through February 18, 2009. Preferred shareholders are entitled only to require specific performance from the Company. The preferred shares will accrue dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. The Series B Preferred Stock has a beneficial conversion feature because the quoted market price of Good Times Restaurants' common stock on the commitment date was higher than the conversion price of $2.50. The imputed Preferred Stock dividend at the commitment date was $533,000 (1,240,000 shares multiplied by the difference in the market value at the commitment date of $2.93 and the conversion price of $2.50). This amount is reflected in the consolidated statement of operations as a reduction of net income available to common stockholders for the year ended September 30, 2005.

  Common Stock Dividend Restrictions ' As long as at least two-thirds of the shares of Series B Preferred Stock remains outstanding and as long as at least two-thirds of the shares of common stock into which the Series B Preferred Stock has been converted remains held by the former holders of such converted Series B Preferred Stock, without the written consent or affirmative vote of the holders of three-quarters of the then outstanding votes of the shares of the Series B Preferred Stock and the shares of the common stock, the Company cannot institute any payment of cash dividends or other distributions on any shares of common stock.

  Stock Option Plans ' The Company has a stock option plan (the 2001 Stock Option Plan) whereby 185,520 shares are available for future grants as either incentive stock options or non-statutory stock options. No further shares are available for future grants under the Company's 1992 Incentive Stock Option Plan and the 1992 Non-Statutory Stock Option Plan.

  Incentive Stock Options ' The following is a summary of activity under the Company's stock option plans for the years ended September 30, 2005 and 2004.

	2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	429,110	$2.86	441,531	$2.84
Canceled	(7,495)	$2.77	(400)	$3.15
Exercised	(138,895)	$2.63	(40,761)	$2.19
Granted	40,275	$3.11	28,740	$3.60

Outstanding, end of year	322,995	$2.82	429,110	$2.86

  Subsequent to September 30, 2005, the Company granted 45,275 options to employees at an exercise price of $5.68.

  For incentive stock options granted during 2005 and 2004, the weighted average fair value per option was approximately $2.41 and $2.78, respectively. All options granted in 2005 and 2004 had an exercise price equal to the market price on the date of grant.

  Options will become exercisable as follows:

Years Ending September 30,	Number of Shares	Weighted Average Exercise
  Price

Options exercisable at 2005	206,986	$2.82
2006	52,409	$2.16
2007	25,151	$3.11
2008	22,339	$3.34
2009	16,110	$3.11

Total	322,995

  If not previously exercised, options outstanding at September 30, 2005 will expire as follows:

Years Ending September 30,	Number of Shares	Weighted Average Exercise Price

2007	23,000	$2.50
2008	15,000	$2.50
2009	84,741	$3.32
2010	38,352	$3.12
2011	4,960	$1.38
2012	70,460	$1.75
2013	20,847	$2.70
2014	25,360	$3.60
2015	40,275	$3.11

Total	322,995

  Non-Qualified Stock Options - The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 2005 and 2004:

	2005		2004
Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average
  Exercise
				Price

Outstanding, beginning of year	100,049	$2.21	95,049	$2.04
Granted	16,000	$3.17	12,000	$3.60
Exercised	(15,000)	$1.73	'	$'
Cancelled	(44,000)	$2.61	(7,000)	$2.31

Outstanding, end of year	57,049	$2.29	100,049	$2.21

  Subsequent to September 30, 2005, the Company granted 10,000 options at an exercise price of $5.68 to directors.

  For non-qualified stock options granted during 2005 and 2004, the weighted average fair value per option was approximately $1.86 and $2.15, respectively. All non-qualified stock options were granted at an exercise price equal to market price on the date of grant.

  All outstanding non-qualified options were exercisable at September 30, 2005. If not previously exercised, non-qualified options outstanding at September 30, 2005 will expire as follows:

Years Ending September 30,	Number of Shares	Weighted Average Exercise Price

2006	2,000	$1.38
2007	33,049	$1.75
2008	6,000	$2.70
2009	6,000	$3.60
2010	10,000	$3.20

Total	57,049

  Retirement Plan:

  The Company has a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company made matching contributions of $17,000 and $19,000 in fiscal 2005 and fiscal 2004, respectively. All matching contributions are made in cash.

  Subsequent Events:

On November 30, 2005 the Company purchased the land, building, improvements and equipment from a franchisee for $1,121,000, the restaurant is located in Colorado Springs, Colorado. The Company then simultaneously sold the land, building and improvements to a third party in a sale-leaseback transaction for $1,115,000. It is the Company's intent to remodel the restaurant and reopen it as a dual branded restaurant under the dual brand test agreement with Taco John's International in January 2006.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter of the fiscal year ended September 30, 2005.

Item 8b. Other Information

Nothing to report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)

of the Exchange Act

The information required by this Item concerning our directors and executive officers is incorporated by reference to the information provided under the captions "Election of Directors" and "Nominees for Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2006 annual meeting of stockholders to be filed within 120 days from September 30, 2005.

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information provided under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2006 annual meeting of stockholders to be filed within 120 days from September 30, 2005.

Item 10. Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the captions "Directors' Compensation" and "Executive Compensation" in our definitive proxy statement for the 2006 annual meeting of stockholders to be filed within 120 days from September 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption "Stock Ownership of Principal Stockholders and Management" in our definitive proxy statement for the 2006 annual meeting of stockholders to be filed within 120 days from September 30, 2005.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the information provided under the caption "Disclosure with Respect to the Company's Equity Compensation Plan" in Part II - Item 5 - Market for Common Equity and Related Stockholder Matters, included in this Form 10-K.

Item 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2006 annual meeting of stockholders to be filed within 120 days from September 30, 2005.

Item 13. Exhibits

The following exhibits are furnished as part of this report:

Exhibit Description

3.1 Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant's Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2 Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3 Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 000-18590) incorporated herein by reference)

3.4 Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

4.1 Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

10.1 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants Inc. as guarantor in the amount of $254,625 (previously filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.2 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants as guarantor in the amount of $104,055 (previously filed as Exhibit 10.35 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.3 Registration Rights Agreement dated May 31, 1996 regarding registration rights of the common stock issuable upon conversion of the Series A Convertible Preferred Stock (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.4 Amendment and Agreement regarding Series A Convertible Preferred Stock by and between Good Times Restaurants Inc. and The Bailey Company dated December 3, 1997, effective as of October 31, 1997 (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.5 Indemnification by Dr. Kenneth Dubach to Good Times Good Times Inc. dated December 10, 1996 with respect to the promissory note of the Boise Co-Development Limited Partnership dated November 3, 1995 in the original amount of $254,625 and the promissory note dated November 3, 1995 in the original amount of $104,055 (previously filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.6 Office lease (previously filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.7 The Bailey Company Guaranty Agreement (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.8 1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.9 1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.10 The Bailey Company Private Placement Letter Agreement dated March 12, 1999 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (File No. 000-18590) and incorporated herein by reference)

10.11 Warrant dated April 15, 1999 Issued to The Bailey Company, LLLP for the Purchase of 25,000 Shares of Common Stock of Good Times Restaurants Inc. (previously filed as Exhibit 4.2 to Amendment No. 4 to Schedule 13D filed on June 7, 1999 by The Bailey Company, LLLP, The Erie County Investment Co., and Paul T. Bailey (File No. 005-42729) and incorporated herein by reference)

10.12 Merrill Lynch Commitment Letter dated November 17, 1999 for Line of Credit (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 000-18590) and incorporated herein by reference)

10.13 GE Capital Term Note dated November 14, 2001 (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 000-18590) and incorporated herein by reference)

10.14 GE Capital Note dated November 14, 2001 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 (File No. 000-18590 and incorporated herein by reference)

10.15 Employment Agreement dated October 3, 2001 between Registrant and Boyd E. Hoback

10.16 Wells Fargo Credit Agreement (previously filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

10.17 Form of Option Agreement (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.18 Form of Option Grant Notice (previously filed as Exhibit 10.19 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.19 Cash Bonus Plan for Boyd Hoback (previously filed as Exhibit 10.20 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.20 Securities Purchase Agreements (previously filed on the registrant's Current Report on Form 8-K dated January 3, 2005 (File No. 000-18590) and incorporated herein by reference)

10.21 Amendment to Securities Purchase Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 27, 2005 (File No. 000-18590) and incorporated herein by reference)

10.22 2001 Stock Option Plan, as amended (previously filed as Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on May 23, 2005 (Registration No. 333-125150) and incorporated herein by reference)

10.23 Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on February 17, 2005 (Registration No. 333-122890) and incorporated herein by reference

10.24 Amendment No. 1 to Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on April 4, 2005 (Registration No. 333-122890) and incorporated herein by reference

14.1 Code of Ethics (previously filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

21.1 Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

23.1 *Consent of HEIN & ASSOCIATES LLP

31.1 *Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

31.2 *Certification of Controller pursuant to 18 U.S.C. Section 1350

32.1 *Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350

*Filed herewith.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption "Independent Accountants" in our definitive proxy statement for the 2006 annual meeting of stockholders to be filed within 120 days from September 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOOD TIMES RESTAURANTS INC.
Date: December 27, 2005	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Eric W. Reinhard	/s/ Boyd E. Hoback
Eric W. Reinhard, Chairman and Chief Development Officer Date: December 27, 2005	Boyd E. Hoback, Director and President and CEO Date: December 27, 2005

/s/ Geoffrey R. Bailey	/s/ Susan M. Knutson
Geoffrey R. Bailey, Director Date: December 27, 2005	Susan M. Knutson, Controller and Principal Financial Officer Date: December 27, 2005

/s/ Ron Goodson	/s/ Richard J. Stark
Ron Goodson, Director Date: December 27, 2005	Richard J. Stark, Director Date: December 27, 2005

/s/ David Grissen	/s/ Alan A. Teran
David Grissen, Director Date: December 27, 2005	Alan A. Teran, Director Date: December 27, 2005