Form 10QSB
period 2005-12-31
GOOD TIMES RESTAURANTS INC
filed 2006-02-13
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2005
Commission file number: 0-18590

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of stock outstanding at February 13, 2006.

2,512,637 SHARES OF COMMON STOCK, .001 PAR VALUE 1,240,000 SHARES OF PREFERRED STOCK, .001 VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended December 31, 2005
	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets -	3 - 4
	December 31, 2005 and September 30, 2005

	Consolidated Statements of Operations -	5
	For the three months ended December 31, 2005 and 2004

	Consolidated Statements of Cash Flow -	6
	For the three months ended December 31, 2005 and 2004

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis	8 - 13

Item 3.	Quantitive and Qualitive Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information.	13

Item 6.	Exhibits and Reports on Form 8-K	14

	SIGNATURES	14

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 32.1

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	September 30,
	2005	2005
CURRENT ASSETS:
Cash and cash equivalents	$2,479,000	$1,763,000
Available-for-sale investments	-	1,900,000
Receivables and other	134,000	192,000
Inventories	162,000	132,000
Notes receivable	83,000	68,000
Total current assets	2,858,000	4,055,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	4,179,000	3,696,000
Leasehold improvements	2,958,000	2,826,000
Fixtures and equipment	6,368,000	5,729,000
	13,505,000	12,251,000

Less accumulated depreciation and amortization	(7,629,000)	(7,412,000)
	5,876,000	4,839,000
OTHER ASSETS:
Notes receivable, net of current portion	501,000	486,000
Deposits and other assets	55,000	51,000
	556,000	537,000

TOTAL ASSETS	$9,290,000	$9,431,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 219,000	$ 217,000
Accounts payable	570,000	363,000
Deferred income	60,000	48,000
Other accrued liabilities	748,000	705,000
Total current liabilities	1,597,000	1,333,000

LONG-TERM LIABILITIES:
Debt, net of current portion	466,000	522,000
Deferred liabilities	960,000	957,000
Total long-term liabilities	1,426,000	1,479,000

MINORITY INTERESTS IN PARTNERSHIPS	594,000	620,000

See accompanying notes to the financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
	December 31,	September 30,
	2005	2005
STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.01 par value;
5,000,000 shares authorized, 1,240,000 issued
and outstanding as of September 30, 2005 and
December 31, 2005	12,000	12,000

Common stock, $.001 par value; 50,000,000 shares
authorized, 2,503,255 shares issued and
outstanding as of December 31, 2005 and
2,497,647 shares issued and outstanding as
of September 30, 2005	3,000	2,000

Capital contributed in excess of par value	17,050,000	17,053,000
Accumulated deficit	(11,392,000)	(11,068,000)
Total stockholders' equity	5,673,000	5,999,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,290,000	$9,431,000

See accompanying notes to the financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31,
	2005	2004

NET REVENUES:
Restaurant sales, net	$4,252,000	$3,716,000
Franchise revenues	110,000	102,000
Total net revenues	4,362,000	3,818,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,367,000	1,293,000
Payroll and other employee benefit costs	1,459,000	1,226,000
Occupancy and other operating costs	852,000	672,000
Accretion of deferred rent	9,000	9,000
Opening costs	41,000	-
Depreciation and amortization	215,000	193,000
Total restaurant operating costs	3,943,000	3,393,000

General and administrative costs	445,000	346,000
Advertising costs	266,000	281,000
(Gain) loss on sale of restaurant building	(30,000)	(5,000)

LOSS FROM OPERATIONS	(262,000)	(197,000)

OTHER INCOME AND (EXPENSES)
Minority income (expense), net	(32,000)	(13,000)
Interest, net	26,000	(1,000)
Other, net	(54,000)	(23,000)
Total other income and (expenses)	(60,000)	(37,000)

NET LOSS	($322,000)	($234,000)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (.13)	$ (.10)

WEIGHTED AVERAGE COMMON SHARES AND
EQUIVALENTS USED IN PER SHARE CALCULATION:

BASIC AND DILUTED	2,501,774	2,353,207

See accompanying notes to the financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended December 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($322,000)	($234,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	217,000	197,000
Accretion of deferred rent	9,000	9,000
Minority interest	32,000	13,000
Recognition of deferred (gain) on sale of restaurant building	(6,000)	(5,000)
(Gain) on sale of restaurant property	(24,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	58,000	(75,000)
Inventories	(30,000)	(11,000)
Deposits and other (Decrease) increase in:	(5,000)	(35,000)
Accounts payable	55,000	(148,000)
Accrued liabilities and deferred income	55,000	8,000
Net cash provided by (used in) operating activities	39,000	(281,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(1,078,000)	(120,000)
Sale of investments	1,900,000	-
Loans made to franchisees and to others	(74,000)	-
Payments received on loans to franchisees and to others	43,000	11,000
Net cash provided by (used in) investing activities	791,000	(109,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(54,000)	(51,000)
Repayments on line of credit	-	(305,000)
Preferred stock offering expenses	(14,000)	-
Proceeds from exercise of options	12,000	26,000
Distributions paid to minority interests in partnerships	(58,000)	(39,000)
Net cash used in investing activities	(114,000)	(369,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	716,000	($759,000)

CASH AND CASH EQUIVALENTS, beginning of period	$1,763,000	$1,796,000

CASH AND CASH EQUIVALENTS, end of period	$2,479,000	$1,037,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 14,000	$ 17,000
Cash paid for income taxes	$ 0	$ 0

See accompanying notes to the financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2005, the results of its operations and its cash flows for the three month period ended December 31, 2005. Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

The consolidated balance sheet as of September 30, 2005 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2005.

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
	Three Months Ended December 31,
	2005	2004
Net loss applicable to common stockholders:
As reported	($322,000)	($234,000)
Pro forma expense	(34,000)	(30,000)
Pro forma net loss	($356,000)	($264,000)
Net loss per common share:
As reported	$ (.13)	$ (.10)
Pro forma	$ (.14)	$ (.11)

The assumptions used in calculating the fair value of options granted during the period are as follows:
	Three Months Ended December 31,
	2005	2004
Expected volatility	58%	68%
Risk-free interest rate	4.19%	4.14%
Expected dividends	-	-
Expected terms (in years)	5 - 10	5 - 10

2. CONTINGENT LIABILITY

We remain contingently liable on various restaurant leases that were previously sold. We are also a guarantor on a Small Business Administration loan to a franchisee. We have never experienced any losses nor do we anticipate any future losses from these contingent liabilities.

3. STOCK TRANSACTIONS

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE COMPANY

General

This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

Preferred Stock Offering

On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A current significant stockholder purchased 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000. Net proceeds of approximately $2,666,000 include $133,336 paid to Eric W. Reinhard (Board Chairman) for a fee related to raising capital. Each share of Series B Preferred Stock will be convertible at the option of the holder into one share of common stock, subject to certain anti-dilution provisions. Subsequent to February 10, 2006 we have certain mandatory conversion rights. The preferred shares also have additional voting rights, restrictions and provisions as disclosed in our Proxy Statement filed as part of our September 30, 2004 annual report. The preferred shares will accrue dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. The Series B Preferred Stock has a beneficial conversion feature because the quoted market price of Good Times Restaurants' common stock on the commitment date was higher than the conversion price of $2.50. The imputed preferred stock dividend at the commitment date was $533,000 (1,240,000 shares multiplied by the difference in the market value at the commitment date of $2.93 and the conversion price of $2.50). This amount was reflected in the September 30, 2005 10-KSB filing as a reduction of net income available to common stockholders. We are using the net proceeds from the preferred stock offering for the development of new restaurants and for the refurbishment of existing restaurants.

Development

We had forty-three restaurants open at December 31, 2005 of which twenty were franchised or licensed units, eight joint-venture units and fifteen company-owned units compared to forty units open at December 31, 2005, of which twenty-one were franchised or licensed units, eight joint-venture units and eleven company-owned units.

During fiscal 2005 we opened one new company-owned restaurant in Aurora, Colorado in September 2005. On April 1, 2005 we purchased an existing Good Times restaurant from a franchisee and converted the restaurant to the co-brand format. The remodeled restaurant, in Commerce City, Colorado, re-opened as a co-brand in June 2005. During the first quarter of fiscal 2006 we purchased another existing Good Times franchised restaurant which will be converted to the co-brand format by February 2006, and we opened one new company-owned restaurant in late December 2005. We also remodeled one existing restaurant to add a Dazbog coffee operation. Five additional co-brand restaurants are under development and we anticipate opening and franchising a total of six to nine co-branded restaurants in fiscal 2006. Three additional Good Times restaurants are under development and we anticipate opening four to five Good Times restaurants in fiscal 2006. With the completion of the sale of preferred stock, we anticipate accelerating the acquisition of sites for company owned development in fiscal 2006 and beyond.

The following presents certain historical financial information of our operations. This financial information includes results for the three months ended December 31, 2004 and results for the three months ended December 31, 2005.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2005 increased $544,000 (14.2%) to $4,362,000 from $3,818,000 for the three months ended December 31, 2004. Same store restaurant sales increased $51,000 (1.4%) during the three months ended December 31, 2005 for the restaurants that were open for the full periods ending December 31, 2005 and December 31, 2004. Restaurant sales increased $506,000 due to four new company-owned restaurants, one purchased from a franchisee in April 2005, one opened in September 2005, one opened in late December 2005 and, one purchased from a franchisee in November 2005. Restaurant sales decreased $21,000 due to one non-traditional company-owned restaurant not included in same store sales. Our same store restaurant sales have continued to show positive trends over the last two years. We have had same store sales increases in each of the last eight quarters.

Franchise revenues increased $8,000 to $110,000 from $102,000 for the three months ended December 31, 2004 due to an increase in franchise royalties and franchise fee income. Same store franchise restaurant sales increased 2.1% during the three months ended December 31, 2005 for the franchise restaurants that were open for the full periods ending December 31, 2005 and December 31, 2004. Two franchise restaurants that opened in the fourth quarter of fiscal 2004 are not included in the same store sales group as they had not been open for eighteen months as of December 31, 2005.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 92.7% during the three months ended December 31, 2005 compared to 91.3% in the same prior year period.

The changes in restaurant-level costs are explained as follows:
Restaurant-level costs for the three month period ended December 31, 2004	91.3%
Decrease in food and packaging costs	(2.6%)
Increase in payroll and other employee benefit costs	1.3%
Increase in occupancy and other operating costs	1.9%
Decrease in depreciation and amortization	(.1%)
Increase in opening costs	.9%
Restaurant-level costs for the three month period ended December 31, 2005	92.7%

Food and Packaging Costs

For the three months ended December 31, 2005 our food and paper costs, increased $74,000 to $1,367,000 (32.1% of restaurant sales) from $1,293,000 (34.8% of restaurant sales) compared to the same prior year period. Food and packaging costs decreased as a percentage of restaurant sales primarily due to: 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new product development; 4) new purchasing agreements; and, 5) increased vendor rebates in the current period compared to the same prior year period. We anticipate additional moderate decreases to food and packaging costs as a percentage of sales for the balance of fiscal 2006 from purchasing efficiencies and limited menu price increases.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2005 our payroll and other employee benefit costs increased $233,000 to $1,459,000 (34.3% of restaurant sales) from $1,226,000 (33% of restaurant sales) compared to the same prior year period. The increase in payroll and other employee benefit expenses is partially the result of increased sales for the period. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate. Additionally, the current three-month period ending December 31, 2005 includes four additional company-owned restaurants that represent $192,000 of the $233,000 increase compared to the same prior year period. The new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels. The co-brand restaurant also has a higher labor cost as a percent of sales.

Occupancy and Other Operating Costs

For the three months ended December 31, 2005 our occupancy and other operating costs increased $180,000 to $852,000 (20% of restaurant sales) from $672,000 (18.1% of restaurant sales) compared to the same prior year period. For the three months ended December 31, 2005: 1) rent expense increased $64,000 from the same prior year period due to the addition of four company-owned restaurants. Rent expense will continue to increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases; 2) bank fees increased $10,000 from the prior year period due to increased use of credit cards by our customers as well as the four additional company-owned restaurants; and, 3) utility costs increased $38,000 from the prior year period due to the four additional company-owned restaurants and an overall increase in the price of natural gas.

Opening Costs

For the three months ended December 31, 2005, new store opening costs were $41,000 (.90% of restaurant sales) compared to $0 for the same prior year period. The costs in the current period are associated with a company-owned restaurant that opened in late December 2005 as well as remodeling of a company-owned restaurant in Silverthorne, Colorado. The restaurant in Silverthorne, Colorado was remodeled to add a Dazbog co-branded coffee operation. Each new company-owned restaurant developed in fiscal 2006 will have approximately $50,000 of pre-open expenses.

Depreciation and Amortization

For the three months ended December 31, 2005 depreciation and amortization increased $22,000 to $215,000 (5% of restaurant sales) from $193,000 (5.2% of restaurant sales) compared to the same prior year period. The $22,000 increase in depreciation and amortization for the three months ended December 31, 2005 is due to the addition of four company-owned restaurants.

General and Administrative Costs

For the three months ended December 31, 2005, general and administrative costs increased $99,000 to $445,000 (10.2% of total revenues) from $346,000 (9.1% of total revenues) for the same prior year period. The increase in general and administrative costs compared to the same prior year period is primarily attributable to increases in: 1) payroll and employee benefit costs; 2) training and recruiting costs; 3) professional services; and, 4) directors' and officers' liability insurance premiums.

Advertising Costs

For the three months ended December 31, 2005 advertising costs decreased $15,000 to $266,000 (6.3% of restaurant sales) from $281,000 (7.6% of restaurant sales) for the same prior year period. The decrease in advertising costs is primarily due to a reduction in the contribution percentage paid to the local advertising cooperative. Contributions are made to the cooperative based on sales.

Income (Loss) From Operations

We had a loss from operations of ($262,000) in the three months ended December 31, 2005 compared to a loss from operations of ($197,000) for the same prior year period. The increase in loss from operations of $65,000 is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections of Item 2.

Net Income (Loss)

The net loss was ($322,000) for the three months ended December 31, 2005 compared to a net loss of ($234,000) for the same prior year period. The change from the three month period ended December 31, 2004 to December 31, 2005 was primarily attributable to the increase in loss from operations for the three months ended December 31, 2005, as well as: 1) an increase in net interest income of $27,000 compared to the same prior year period; 2) an increase in minority interest expense of $19,000 compared to the same prior year period; and, 3) an increase in other expenses of $31,000 compared to the same prior year period. The increase in other expenses is attributable to a $16,000 increase in franchisee support costs as well as a $15,000 legal expense related to the anticipated settlement of a minor civil suit.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2005, we had $2,479,000 cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants. We believe that the current cash on hand and additional cash expected from operations in fiscal 2006 will be sufficient to cover our working capital requirements for fiscal 2006.

As of December 31, 2005, we had working capital of $1,261,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

On November 30, 2005 the Company purchased the land, building, improvements and equipment from a franchisee for $1,121,000, for a restaurant located in Colorado Springs, Colorado. The Company simultaneously sold the land, building and improvements to a third party in a sale-leaseback transaction for $1,115,000 in net proceeds and will reopen as a co-branded restaurant, under the co-brand test agreement with Taco John's International, in February 2006.

We are also currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We, and our franchisees, anticipate opening four to five Good Times restaurants in 2006. We anticipate purchasing one additional existing restaurant from a franchisee and remodeling that restaurant to the co-brand format during the remainder of fiscal 2006. We also anticipate increasing the level of reinvestment in existing company-owned and joint venture restaurants to upgrade the exterior building image and improve the patios.

Cash Flows

Net cash provided by operating activities was $39,000 for the three months ended December 31, 2005. The net cash provided by operating activities for the three months ended December 31, 2005 was the result of a net loss of ($322,000) and non-cash reconciling items totaling $361,000 (comprised of depreciation and amortization of $217,000, minority interest of $32,000, an increase in accounts payable of $55,000 and a net increase in other operating assets and liabilities of $57,000).

Net cash used in operating activities was $281,000 for the three months ended December 31, 2004. The net cash used in operating activities for the three months ended December 31, 2004 was the result of a net loss of ($234,000) and non-cash reconciling items totaling $47,000 (comprised of depreciation and amortization of $197,000, minority interest of $13,000 and decreases in operating assets and liabilities totaling $257,000). The $257,000 decrease in operating assets and liabilities includes; 1) an accounts payable decrease of $148,000; 2) a receivables increase of $75,000; and, 3) a $34,000 increase in other assets and liabilities.

Net cash provided by investing activities for the three months ended December 31, 2005 was $791,000 which reflects payments of $1,078,000 for the purchase of property and equipment (including $834,000 for new store development; $199,000 for remodeled restaurant costs; and, $45,000 for miscellaneous restaurant related capital expenditures); $1,900,000 for the sale of investments; $74,000 in loans made to franchisees and others; and, $43,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended December 31, 2004 was $109,000, which reflects payments of $61,000 for new restaurant development costs, $59,000 in miscellaneous restaurant related capital expenditures and $11,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended December 31, 2005 was $114,000, which includes principal payments on notes payable and long term debt of $54,000; distributions to minority interests in partnerships of $58,000; paid in capital activity of $12,000, related to the exercise of stock options; and, $14,000 for preferred stock offering expenses.

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

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities. We are also a guarantor on a Small Business Administration loan to a franchisee of approximately $246,000, which is collateralized by a first security interest on the building, equipment and operating assets of the restaurant and the personal guarantee of the franchisee.

Impact of Inflation

We experienced a significant impact from inflation in the commodity costs for beef, chicken, dairy and produce during fiscal 2004. We experienced a moderation in the costs of most of these commodities during fiscal 2005. It is anticipated that we will take moderate price increases during fiscal 2006, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2005.

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

*32.1 Certification of Chief Executive Officer and Controller pursuant to Section 906

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

DATE: February 13, 2006

BY:/s/ Boyd E. Hoback

 Boyd E. Hoback
President and Chief Executive Officer

BY: /s/ Susan M. Knutson

 Sue Knutson
Controller