Form 10QSB
period 2006-03-31
GOOD TIMES RESTAURANTS INC
filed 2006-05-12
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended: March 31, 2006
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

(x) Yes ( ) No
APPLICABLE ONLY TO CORPORATE ISSUERS
Total number of shares of stock outstanding at May 12, 2006.
2,531,332 SHARES OF COMMON STOCK, .001 PAR VALUE 1,240,000 SHARES OF PREFERRED STOCK, .001 VALUE
Transitional Small Business Disclosure Format (check one): ( ) Yes (X) No

Form 10-QSB

Quarter Ended March 31, 2006
	INDEX	PAGE
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets -	3
	March 31, 2006 and September 30, 2005
	Condensed Consolidated Statements of Operations -	4
	For the three and six months ended March 31, 2006 and 2005
	Condensed Consolidated Statements of Cash Flow -	5 - 6
	For the three and six months ended March 31, 2006 and 2005
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis	8 - 13
Item 3.	Quantitive and Qualitive Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
	SIGNATURES	14
	CERTIFICATIONS	Exhibit 31.1
		Exhibit 32.1

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)
	March 31,	September 30,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$2,125,000	$1,763,000
Available-for-sale investments	-	1,900,000
Receivables and other	254,000	192,000
Inventories	147,000	132,000
Notes receivable	84,000	68,000
Total current assets	2,610,000	4,055,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	4,255,000	3,696,000
Leasehold improvements	3,026,000	2,826,000
Fixtures and equipment	6,468,000	5,729,000
	13,749,000	12,251,000

Less accumulated depreciation and amortization	(7,872,000)	(7,412,000)
	5,877,000	4,839,000
OTHER ASSETS:
Notes receivable, net of current portion	480,000	486,000
Deposits and other assets	_ 61,000	51,000
	541,000	537,000

TOTAL ASSETS	$9,028,000	$9,431,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 221,000	$ 217,000
Accounts payable	304,000	363,000
Deferred income	139,000	48,000
Other accrued liabilities	860,000	705,000
Total current liabilities	1,524,000	1,333,000

LONG-TERM LIABILITIES:
Debt, net of current portion	410,000	522,000
Deferred liabilities	962,000	957,000
Total long-term liabilities	1,372,000	1,479,000

MINORITY INTERESTS IN PARTNERSHIPS	584,000	620,000

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.01 par value; 5,000,000 shares authorized, 1,240,000 issued and outstanding
as of March 31, 2006 and September 30, 2005	12,000	12,000

Common stock, $.001 par value; 50,000,000 shares
authorized, 2,529,681 shares issued and outstanding
as of March 31, 2006 and 2,497,647 shares issued
and outstanding as of September 30, 2005	3,000	2,000

Capital contributed in excess of par value	17,113,000	17,053,000
Accumulated deficit	(11,580,000)	(11,068,000)
Total stockholders' equity	5,548,000	5,999,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,028,000	$9,431,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
Three Months Ended March 31,	Six Months Ended March 31
	2006	2005	2006	2005
NET REVENUES:
Restaurant sales, net	$4,549,000	$3,673,000	$8,801,000	$7,388,000
Franchise revenues	151,000	102,000	261,000	205,000
Total revenues	4,700,000	3,775,000	9,062,000	7,593,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,475,000	1,190,000	2,842,000	2,483,000
Payroll and other employee benefit costs	1,554,000	1,235,000	3,013,000	2,461,000
Occupancy and other operating costs	911,000	680,000	1,763,000	1,353,000
Accretion of deferred rent	10,000	9,000	19,000	18,000
Opening costs	35,000	7,000	76,000	7,000
Depreciation and amortization	243,000	192,000	458,000	384,000
Total restaurant operating costs	4,228,000	3,313,000	8,171,000	6,706,000

General and administrative costs	329,000	379,000	774,000	726,000
Advertising costs	274,000	277,000	540,000	558,000
(Gain) loss on sale of restaurant building and equipment	(8,000)	(2,000)	(38,000)	(8,000)

LOSS FROM OPERATIONS	(123,000)	(192,000)	(385,000)	(389,000)

OTHER INCOME AND (EXPENSES):
Minority income (expense), net	(26,000)	(23,000)	(58,000)	(35,000)
Interest, net	22,000	10,000	47,000	9,000
Other, net	(36,000)	(24,000)	(89,000)	(48,000)
Total other income and (expenses)	(40,000)	(37,000)	(100,000)	(74,000)

NET LOSS	($163,000)	($229,000)	($485,000)	($463,000)
Less imputed preferred stock dividend	0	533,000	0	533,000

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	($163,000)	($762,000)	($485,000)	($996,000)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	($.06)	($.32)	($.19)	($.42)
WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC AND DILUTED	2,513,828	2,360,861	2,502,876	2,356,992

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	Six Months Ended March 31,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($163,000)	($229,000)	($485,000)	($463,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	244,000	193,000	461,000	388,000
Accretion of deferred rent	10,000	9,000	19,000	18,000
Minority interest	26,000	23,000	58,000	35,000
Recognition of deferred (gain) on sale of restaurant building	(8,000)	(6,000)	(14,000)	(11,000)
Loss (gain) on sale of restaurant equipment	0	3,000	(24,000)	3,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(120,000)	(9,000)	(62,000)	(84,000)
Inventories	15,000	5,000	(15,000)	(6,000)
Deposits and other	(6,000)	69,000	(11,000)	35,000
(Decrease) increase in:
Accounts payable	(266,000)	174,000	(35,000)	26,000
Accrued liabilities and deferred income	166,000	__309,000	___221,000	___318,000
Net cash provided by (used in) operating activities	(102,000)	541,000	113,000	259,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(258,000)	(190,000)	(1,512,000)	(309,000)
Sale of investments	0	0	1,900,000	0
Proceeds from sale of asset	14,000	0	14,000	0
Loans made to franchisees and to others	0	0	(74,000)	0
Payments received on loans to franchisees and to others	20,000	13,000	63,000	24,000
Net cash provided by (used in) investing activities	(224,000)	(177,000)	391,000	(285,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long term debt	(55,000)	(52,000)	(109,000)	(103,000)
Repayments on line of credit	0	0	0	(305,000)
Net proceeds from preferred stock offering	0	2,722,000	(14,000)	2,722,000
Proceeds from exercise of options	63,000	39,000	75,000	65,000
Net distributions paid to minority interests in partnerships	(36,000)	(48,000)	(94,000)	(87,000)
Net cash provided by (used in) financing activities	(28,000)	2,661,000	(142,000)	2,292,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED

(Unaudited)

Three Months Ended March 31,	Six Months Ended March 31,
	2006	2005	2006	2005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	($354,000)	$3,025,000	$362,000	$2,266,000

CASH AND CASH EQUIVALENTS, beginning of period	$2,479,000	$1,037,000	$1,763,000	$1,796,000

CASH AND CASH EQUIVALENTS, end of period	$2,125,000	$4,062,000	$2,125,000	$4,062,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13,000	$16,000	$27,000	$34,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations and its cash flows for the three and six month periods ended March 31, 2006. Operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

The condensed consolidated balance sheet as of September 30, 2005 is derived from the audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2005.

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
Three Months Ended March 31,	Six Months Ended March 31,
	2006	2005	2006	2005
Net loss - as reported	($163,000)	($762,000)	($485,000)	($ 996,000)
Effect of employee stock-based compensation per SFAS 123	(34,000)	_(20,000)	(68,000)	(41,000)
Net loss applicable to common stock (pro forma)	(197,000)	(782,000)	(553,000)	(1,037,000)
Basic and Diluted:
Loss per common share - as reported	$ (.06)	$ (.32)	$ (.19)	$ (.42)
Per share effect of employee stock-based compensation per SFAS 123	$ (.02)	$ (.01)	$ (.03)	$ (.02)
Loss per share applicable to common stock (pro forma)	$ (.08)	$ (.33)	$ (.22)	$ (.44)

The assumptions used in calculating the fair value of options granted during the period are as follows:
Three and Six Months Ended March 31,
	2005	2004
Expected volatility	58%	68%
Risk-free interest rate	4.19%	4.14%
Expected dividends	-	-
Expected terms (in years)	5 - 10	5 - 10

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS FOR THE COMPANY

General

This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I) We compete with numerous well-established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

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

Preferred Stock Offering

On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A current significant stockholder purchased 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000. Net proceeds of approximately $2,666,000 include $133,336 paid to Eric W. Reinhard (Board Chairman) for a fee related to raising capital. Each share of Series B Preferred Stock will be convertible at the option of the holder into one share of common stock, subject to certain anti-dilution provisions. Subsequent to February 10, 2006 we have certain mandatory conversion rights. The preferred shares also have additional voting rights, restrictions and provisions as disclosed in our Proxy Statement filed as part of our September 30, 2004 annual report. The preferred shares will accrue dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. A declared dividend of $25,000 for the period from February 10, 2006 to March 31, 2006 has been accrued and is payable on May 15, 2006. The Series B Preferred Stock had a beneficial conversion feature because the quoted market price of Good Times Restaurants' common stock on the commitment date was higher than the conversion price of $2.50. The imputed preferred stock dividend at the commitment date was $533,000 (1,240,000 shares multiplied by the difference in the market value at the commitment date of $2.93 and the conversion price of $2.50). This amount was reflected in the September 30, 2005 10-KSB filing as a reduction of net income available to common stockholders. We are using the net proceeds from the preferred stock offering for the development of new restaurants and for the refurbishment of existing restaurants.

Development

We had forty-four restaurants open at March 31, 2006 of which twenty-one were franchised or licensed, eight were joint-ventured and fifteen were company-owned compared to forty restaurants open at March 31, 2005, of which twenty-one were franchised or licensed, eight were joint-ventured and eleven were company-owned.

During fiscal 2005 we opened one new company-owned Good Times restaurant in Aurora, Colorado in September 2005. In April, 2005 we purchased one existing Good Times restaurant from a franchisee and converted it to a company-owned restaurant under the co-brand format in June 2005. We opened one company-owned Good Times restaurant in December 2005 and purchased an additional franchised restaurant and converted it to a company-owned restaurant under the co-brand format in February 2006. Two franchised co-branded restaurants opened in Colorado and North Dakota in December and January, respectively. One licensed Good Times restaurant opened in the Pepsi Center arena in December 2005. We remodeled one existing company-owned restaurant to add a Daz Bog coffee kiosk in December 2005.

We anticipate opening three to four additional company-owned restaurants in Colorado during the remainder of 2006, two to three of which will be developed under the co-brand format. We anticipate purchasing one additional restaurant from a franchisee and converting it to a company-owned restaurant under the co-brand format this year. We also anticipate finalizing contracts on property for additional company-owned restaurants for opening in late 2006 and 2007.

We anticipate opening seven additional franchised restaurants in 2006 in Colorado, North Dakota, Montana and Wyoming, five of which will be developed under the co-brand format. Our co-brand test agreement with Taco John's International for the evaluation and determination of additional co-brand development expires in October, 2006 and we are currently negotiating a structure for further development beyond the test agreement, however there can be no assurance that such an agreement will be completed.

We expect to complete minor exterior remodeling and patio and landscape improvements on six existing company-owned restaurants during the remainder of 2006.

The following presents certain historical financial information of our operations. This financial information includes results for the three and six months ended March 31, 2005 and results for the three and six months ended March 31, 2006.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2006 increased $925,000 (24.5%) to $4,700,000 from $3,775,000 for the three months ended March 31, 2005. Same store restaurant sales increased $13,000 (.30%) during the three months ended March 31, 2006 for the restaurants that were open for the full three month periods ending March 31, 2006 and March 31, 2005. Restaurant sales increased $846,000 due to four new company-owned restaurants, one purchased from a franchisee in April 2005, one opened in September 2005, one opened in late December 2005 and, one purchased from a franchisee in November 2005. Restaurant sales increased $17,000 due to one non-traditional company-owned restaurant not included in same store sales. Our same store restaurant sales have continued to show positive trends over the last two years. We have had same store sales increases in each of the last nine quarters.

Franchise revenues increased $49,000 to $151,000 from $102,000 for the three months ended March 31, 2006 due to an increase in franchise royalties and franchise fee income compared to the same prior year period. Same store franchise restaurant sales increased 2.6% during the three months ended March 31, 2006 for the franchise restaurants that were open for the full periods ending March 31, 2006 and March 31, 2005. Two franchise restaurants that opened in the fourth quarter of fiscal 2004 are not included in the same store sales group as they had not been open for eighteen months as of March 31, 2006.

Net revenues for the six months ended March 31, 2006 increased $1,469,000 (19.3%) to $9,062,000 from $7,593,000 for the six months ended March 31, 2005. Same store restaurant sales increased $64,000 (.9%) during the six months ended March 31, 2006 for the restaurants that were open for the full six month periods ended March 31, 2006 and March 31, 2005. Restaurants sales increased $1,353,000 due to the four new company-owned restaurants, and decreased $4,000 due to one non-traditional company-owned restaurant not included in same store sales.

Franchise revenues for the six months ended March 31, 2006 increased $56,000 to $261,000 from $205,000 for the six months ended March 31, 2005 due to increases in franchise royalties and franchise fee income. Same store franchise restaurant sales increased 2.2% during the six months ended March 31, 2006 for the franchise restaurants that were open for the full periods ended March 31, 2006 and March 31, 2005. Two franchised co-brand restaurants were opened during the six months ended March 31, 2006, one in Ft. Collins, Colorado and one in Bismarck, North Dakota.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 92.9% during the three months ended March 31, 2006 compared to 90.2% in the same prior year period and were 92.9% during the six months ended March 31, 2006 compared to 90.8% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Restaurant-level costs for the period ended March 31, 2005	90.2%	90.8%
Decrease in food and packaging costs	-	(1.3%)
Increase in payroll and other employee benefit costs	.6%	.9%
Increase in occupancy and other operating costs	1.5%	1.7%
Increase in depreciation and amortization	.1%	-
Increase in opening costs	.5%	.8%
Restaurant-level costs for the period ended March 31, 2006	92.9%	92.9%

Food and Packaging Costs

For the three months ended March 31, 2006 our food and packaging costs increased $285,000 to $1,475,000 (32.4% of restaurant sales) from $1,190,000 (32.4% of restaurant sales) compared to the same prior year period. During the three months ended March 31, 2006 we ran a discount promotion which ended March 1, 2006 that had a negative effect on cost of sales. We do not anticipate running the promotion in the future.

For the six months ended March 31, 2006 our food and packaging costs increased $359,000 to $2,842,000 (32.3% of restaurant sales) from $2,483,000 (33.6% of restaurant sales) compared to the same prior year period. Food and packaging costs decreased as a percentage of restaurant sales primarily due to: 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new product development; 4) new purchasing agreements; and, 5) increased vendor rebates in the current period compared to the same prior year period. We anticipate additional moderate decreases to food and packaging costs as a percentage of sales for the balance of fiscal 2006 from purchasing efficiencies and limited menu price increases.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2006 our payroll and other employee benefit costs increased $319,000 to $1,554,000 (34.2% of restaurant sales) from $1,235,000 (33.6% of restaurant sales) compared to the same prior year period. The increase in payroll and other employee benefit expenses is partially the result of increased sales for the period. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate. Additionally, the current three-month period ending March 31, 2006 includes four additional company-owned restaurants that represent $278,000 of the $320,000 increase compared to the same prior year period. The new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels. The two co-brand restaurants also have a higher labor cost as a percent of sales.

For the six months ended March 31, 2006 our payroll and other employee benefit costs increased $552,000 to $3,013,000 (34.2% or restaurant sales) from $2,461,000 (33.3% of restaurant sales) compared to the same prior year period. The current six month period ending March 31, 2006 includes four additional company-owned restaurants that represent $470,000 of the $552,000 increase compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended March 31, 2006 our occupancy and other operating costs increased $231,000 to $911,000 (20% of restaurant sales) from $680,000 (18.5% of restaurant sales) compared to the same prior year period. For the three months ended March 31, 2006: 1) rent expense increased $95,000 from the same prior year period due to the addition of four company-owned restaurants. Rent expense will continue to increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases; 2) bank fees increased $13,000 from the prior year period due to increased use of credit cards by our customers as well as the four additional company-owned restaurants; and, 3) utility costs increased $35,000 from the prior year period due to the four additional company-owned restaurants and an overall increase in the cost of utilities.

For the six months ended March 31, 2006 our occupancy and other operating costs increased $410,000 to $1,763,000 (20% of restaurant sales) from $1,353,000 (18.3% of restaurant sales) compared to the same prior year period. For the six months ended March 31, 2006; 1) rent expense increased $159,000; 2) bank fees increased $24,000; and, 3) utility costs increased $73,000 from the same prior year period.

Opening Costs

For the three months ended March 31, 2006, new store opening costs were $35,000 (.80% of restaurant sales) compared to $7,000 (.2% of restaurant sales) for the same prior year period. The costs in the current period are associated with a company-owned restaurant that opened in late December 2005 as well as a company-owned restaurant that was converted to the Taco John's International co-brand and re-opened in February 2006. Each new company-owned restaurant developed in fiscal 2006 will have approximately $50,000 of pre-open expenses.

For the six months ended March 31, 2006 new store opening costs were $76,000 (.9% of restaurant sales) compared to $7,000 (.1% of restaurant sales) for the same prior year period. The costs in the current period are associated with a company-owned restaurant that opened in late December 2005, the remodeling of a company-owned restaurant in Silverthorne, Colorado to add a Dazbog co-branded coffee operation and a company-owned restaurant that was converted to the Taco John's International co-brand in February 2006.

Depreciation and Amortization

For the three months ended March 31, 2006 depreciation and amortization increased $51,000 to $243,000 (5.3% of restaurant sales) from $192,000 (5.2% of restaurant sales) compared to the same prior year period. The $51,000 increase in depreciation and amortization for the three months ended March 31, 2006 is due to the addition of four company-owned restaurants.

For the six months ended March 31, 2006 depreciation and amortization increased $74,000 to $458,000 (5.2% of restaurant sales) from $384,000 (5.2% of restaurant sales) compared to the same prior year period. The $74,000 increase for the six months ended March 31, 2006 is due to the addition of four company-owned restaurants.

General and Administrative Costs

For the three months ended March 31, 2006, general and administrative costs decreased $50,000 to $329,000 (7% of total revenues) from $379,000 (10% of total revenues) for the same prior year period. The decrease in general and administrative costs compared to the same prior year period is primarily attributable to a rebate negotiated with a primary supplier as well as decreases in training costs and professional services. These decreases were offset by increases in payroll and employee benefit costs and directors' and officers' liability insurance premiums.

For the six months ended March 31, 2006 general and administrative costs increased $48,000 to $774,000 (8.5% of total revenues) from $726,000 (9.6% of total revenues) for the same prior year period.

Advertising Costs

For the three months ended March 31, 2006 advertising costs decreased $3,000 to $274,000 (6% of restaurant sales) from $277,000 (7.5% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2006 advertising costs decreased $18,000 to $540,000 (6.1% of restaurant sales) from $558,000 (7.6% of restaurant sales) for the same prior year period.

The decrease in advertising costs is primarily due to a reduction in the contribution percentage paid to the local advertising cooperative. Contributions are made to the cooperative based on sales.

Loss From Operations

We had a loss from operations of ($123,000) in the three months ended March 31, 2006 compared to a loss from operations of ($192,000) for the same prior year period.

We had a loss from operations of ($385,000) in the six months ended March 31, 2006 compared to a loss from operations of ($389,000) for the same prior year period.

The decrease in the loss from operations for the three and six month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections of Item 2.

Net Loss

The net loss was ($163,000) for the three months ended March 31, 2006 compared to a net loss of ($229,000) for the same prior year period. The change from the three month period ended March 31, 2005 to March 31, 2006 was primarily attributable to the decrease in loss from operations for the three months ended March 31, 2006, as well as: 1) an increase in net interest income of $12,000 compared to the same prior year period; 2) an increase in minority interest expense of $3,000 compared to the same prior year period; and, 3) an increase in other expenses of $12,000 compared to the same prior year period. The increase in other expenses is attributable to an increase in franchise support costs.

The net loss was ($485,000) for the six months ended March 31, 2006 compared to a net loss of ($463,000) for the same prior year period. For the six month period ended March 31, 2006 minority interest expense increased $23,000 and other expenses increased $41,000 compared to the same prior year period. In addition, net interest income increased $38,000 for the six months ended March 31, 2006 compared to the same prior year period. The increase in other expenses is primarily attributable to an increase in franchise support costs as well as a $17,000 legal expense related to the settlement of a minor civil suit.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2006, we had $2,125,000 cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants. We believe that the current cash on hand and additional cash expected from operations in fiscal 2006 will be sufficient to cover our working capital requirements for fiscal 2006.

As of March 31, 2006, we had working capital of $1,086,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

On November 30, 2005 the Company purchased the land, building, improvements and equipment from a franchisee for $1,121,000, for a restaurant located in Colorado Springs, Colorado. The Company simultaneously sold the land, building and improvements to a third party in a sale-leaseback transaction for $1,115,000 in net proceeds and was re-opened as a co-branded restaurant, under the co-brand test agreement with Taco John's International, in February 2006.

We are also currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We anticipate opening three company-owned Good Times or co-branded restaurants in the remainder of 2006. We also anticipate purchasing one existing restaurant from a franchisee and remodeling that restaurant to the co-brand format. We also anticipate increasing the level of reinvestment in existing company-owned and joint venture restaurants to upgrade the exterior building image and improve the patios.

Financing

In March 2006 we entered into an operating agreement to form a limited liability company with a third party, the intent of which is to jointly develop and operate a Good Times restaurant in downtown Denver, Colorado. We will own 51% of the entity, will be the managing member and therefore we will fully consolidate the operations in our financial statements. We will contribute $255,000 to the limited liability company while the other member will contribute $245,000. The restaurant is anticipated to open in July 2006.

Cash Flows

Net cash used in operating activities was $102,000 for the three months ended March 31, 2006. The net cash used in operating activities for the three months ended March 31, 2006 was the result of a net loss of ($163,000) and non-cash reconciling items totaling $61,000 (comprised of depreciation and amortization of $244,000, minority interest of $26,000, and a decrease in accounts payable of $266,000 and a net increase in other operating assets and liabilities of $57,000).

Net cash provided by operating activities was $541,000 for the three months ended March 31, 2005. The net cash provided by operating activities for the three months ended March 31, 2005 was the result of a net loss of ($229,000) and non-cash reconciling items totaling ($770,000) (comprised of depreciation and amortization of $193,000, minority interest of $23,000, an increase in accounts payable of $174,000, an increase in accrued and other liabilities of $309,000, and increases in operating assets and liabilities totaling $71,000).

Net cash used in investing activities for the three months ended March 31, 2006 was $224,000 which reflects payments of $258,000 for the purchase of property and equipment (including $159,000 for new store development; $74,000 for remodeled restaurant costs; and, $25,000 for miscellaneous restaurant related capital expenditures), $20,000 in principal payments received on loans to franchisees and $14,000 in proceeds from the sale of miscellaneous restaurant equipment.

Net cash used in investing activities for the three months ended March 31, 2005 was $177,000, which reflects payments of $84,000 for new restaurant development costs, $106,000 in restaurant related capital expenditures and $13,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended March 31, 2006 was $28,000, which includes principal payments on notes payable and long term debt of $55,000; distributions to minority interests in partnerships of $51,000; contributions from minority interests of $15,000; and, paid in capital activity of $63,000, related to the exercise of stock options.

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

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities. We are also a guarantor on a Small Business Administration loan to a franchisee of approximately $242,000, which is collateralized by a first security interest on the building, equipment and operating assets of the restaurant and the personal guarantee of the franchisee.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for the quarter ended March 31, 2006.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2006.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

Part II. Other Information

Item 1. Legal Proceedings

Good Times Restaurants is subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Proposal #1 Election of the following directors to serve during the ensuring year:

	FOR	WITHHOLD
GEOFFREY R BAILEY	2,232,638	31,352
RON GOODSON	2,234,798	29,192
DAVE GRISSEN	2,234,798	29,192
BOYD E HOBACK	2,232,698	31,292
ERIC REINHARD	2,233,456	30,534
RICHARD J. STARK	2,231,556	32,434
ALAN A TERAN	2,234,810	29,180

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
DATE: May 12, 2006
/s/ Boyd E. Hoback
Boyd E. Hoback, President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson, Controller