Form 10QSB
period 2006-06-30
GOOD TIMES RESTAURANTS INC
filed 2006-08-09
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2006
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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of stock outstanding at August 9, 2006.

3,779,792 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended June 30, 2006
	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -	3
	June 30, 2006 and September 30, 2005

	Condensed Consolidated Statements of Operations -	4
	For the three and nine months ended June 30, 2006 and 2005

	Condensed Consolidated Statements of Cash Flow -	5 - 6
	For the three and nine months ended June 30, 2006 and 2005

	Notes to Condensed Consolidated Financial Statements	7 - 8

Item 2.	Management's Discussion and Analysis	8 - 14

Item 3.	Quantitive and Qualitive Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14 - 15

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

	SIGNATURES	15

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 32.1

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS (Unaudited)

	June 30,	September 30,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$2,009,000	$1,763,000
Available-for-sale investments	-	1,900,000
Receivables and other	290,000	192,000
Inventories	160,000	132,000
Notes receivable	78,000	68,000
Total current assets	2,537,000	4,055,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	4,538,000	3,696,000
Leasehold improvements	3,383,000	2,826,000
Fixtures and equipment	6,810,000	5,729,000
	14,731,000	12,251,000

Less accumulated depreciation and amortization	(8,116,000)	(7,412,000)
	6,615,000	4,839,000
OTHER ASSETS:
Notes receivable, net of current portion	364,000	486,000
Deposits and other assets	141,000	51,000
	505,000	537,000

TOTAL ASSETS	$9,657,000	$9,431,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt
	$ 225,000	$ 217,000
Accounts payable	468,000	363,000
Deferred income	99,000	48,000
Other accrued liabilities	849,000	705,000
Total current liabilities	1,641,000	1,333,000

LONG-TERM LIABILITIES:
Debt, net of current portion	352,000	522,000
Deferred liabilities	1,057,000	957,000
Total long-term liabilities	1,409,000	1,479,000

MINORITY INTERESTS IN PARTNERSHIPS	789,000	620,000

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.01 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2006 and 1,240,000 shares issued and outstanding at September 30, 2005	0	12,000

Common stock, $.001 par value; 50,000,000 shares authorized, 3,779,412 shares issued and outstanding as of June 30, 2006 and 2,497,647 shares issued and outstanding as of September 30, 2005	3,000	2,000

Capital contributed in excess of par value	17,139,000	17,053,000
Accumulated deficit	(11,324,000)	(11,068,000)
Total stockholders' equity	5,818,000	5,999,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,657,000	$9,431,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
Three Months Ended June 30,			Nine Months Ended June 30,
	2006	2005	2006	2005
NET REVENUES:
Restaurant sales, net	$5,510,000	$4,482,000	$14,311,000	$11,870,000
Franchise revenues	178,000	125,000	439,000	330,000
Total revenues	5,688,000	4,607,000	14,750,000	12,200,000

RESTAURANT OPERATING COSTS:
Food & packaging costs	1,669,000	1,478,000	4,511,000	3,961,000
Payroll & other employee benefit costs	1,670,000	1,320,000	4,683,000	3,780,000
Occupancy & other operating costs	944,000	755,000	2,703,000	2,108,000
Accretion of deferred rent	8,000	11,000	28,000	29,000
Opening costs	40,000	69,000	116,000	75,000
Depreciation & amortization	243,000	201,000	704,000	588,000
Total restaurant operating costs	4,574,000	3,834,000	12,745,000	10,541,000

General & administrative costs	381,000	356,000	1,156,000	1,080,000
Advertising costs	325,000	287,000	865,000	845,000
(Gain) loss on sale of restaurant building and equipment	(13,000)	(9,000)	(51,000)	(17,000)

INCOME (LOSS) FROM OPERATIONS	421,000	139,000	35,000	(249,000)

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(103,000)	(94,000)	(161,000)	(130,000)
Interest, net	23,000	20,000	71,000	29,000
Other, net	(50,000)	(23,000)	(139,000)	(71,000)
Total other income & (expenses)	(130,000)	(97,000)	(229,000)	(172,000)

NET INCOME (LOSS)	$291,000	$42,000	($194,000)	($421,000)

Less imputed preferred stock dividend	0	0	0	533,000

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$291,000	$42,000	($194,000)	($954,000)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$.10	$.02	($.07)	($.40)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	2,833,906	2,409,132	2,616,459	2,374,372
DILUTED	2,996,696	2,514,173	N/A	N/A

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$291,000	$42,000	($194,000)	($421,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	243,000	210,000	704,000	599,000
Accretion of deferred rent	8,000	11,000	28,000	29,000
Minority interest	103,000	94,000	161,000	130,000
Recognition of deferred (gain) on sale of restaurant building	(9,000)	(6,000)	(24,000)	(17,000)
Loss (gain) on sale of restaurant equipment	(3,000)	(3,000)	(27,000)	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(36,000)	30,000	(98,000)	(54,000)
Inventories	(13,000)	(8,000)	(28,000)	(14,000)
Deposits and other	(4,000)	(10,000)	(15,000)	25,000
(Decrease) increase in:
Accounts payable	260,000	147,000	225,000	174,000
Accrued liabilities and deferred income	(86,000)	(144,000)	135,000	173,000
Net cash provided by operating activities	754,000	363,000	867,000	622,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(979,000)	(1,515,000)	(2,491,000)	(1,824,000)
Sale of investments	0	0	1,900,000	0
Proceeds from sale of assets	0	0	14,000	0
Loans made to franchisees and to others	0	0	(74,000)	0
Payments received on loans to franchisees and to others	46,000	13,000	109,000	37,000
Net cash used in investing activities	(933,000)	(1,502,000)	(542,000)	(1,787,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(53,000)	(52,000)	(162,000)	(155,000)
Repayments on line-of-credit	0	0	0	(305,000)
Net proceeds from preferred stock offering	(4,000)	(42,000)	(18,000)	2,680,000
Proceeds from exercise of options	18,000	269,000	93,000	334,000
Contributions from minority interests in partnerships	230,000	0	245,000	0
Distributions paid to minority interests in partnerships	(128,000)	(98,000)	(237,000)	(185,000)
Net cash provided by (used in) financing activities	63,000	77,000	(79,000)	2,369,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	($116,000)	($1,062,000)	$246,000	$1,204,000

CASH AND CASH EQUIVALENTS, beginning of period	$2,125,000	$4,062,000	$1,763,000	$1,796,000

CASH AND CASH EQUIVALENTS, end of period	$2,009,000	$3,000,000	$2,009,000	$3,000,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$11,000	$15,000	$38,000	$49,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, the results of its operations and its cash flows for the three and nine month periods ended June 30, 2006. Operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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
	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Net income (loss) - as reported	$291,000	$42,000	($194,000)	($954,000)
Effect of employee stock-based compensation per SFAS 123	(26,000)	(25,000)	(102,000)	(66,000)
Net income (loss) applicable to common stock (pro forma)	265,000	17,000	(296,000)	(1,020,000)

Income (loss) per common share - as reported
Basic and Diluted:	$.10	$.02	($.07)	($.40)

Per share effect of employee stock-based compensation per SFAS 123	($.01)	($.01)	($.04)	($.03)
Income (loss) per share applicable to common stock (pro forma)
Basic and Diluted:	$.09	$.01	($.11)	($.43)

The assumptions used in calculating the fair value of options granted during the period are as follows:
	Three Months Ended June 30,	Nine Months Ended June 30,
	2006	2005
Expected volatility	58%	68%
Risk-free interest rate	4.19%	4.14%
Expected dividends	-	-
Expected terms (in years)	5 - 10	5 - 10

2. CONTINGENT LIABILITY

We remain contingently liable on various restaurant leases that were previously sold. We are also a guarantor on a Small Business Administration loan to a franchisee. We have never experienced any losses nor do we anticipate any future losses from these contingent liabilities.

3. STOCK TRANSACTIONS

Preferred Conversion. On June 8, 2006 the entire 1,240,000 shares of outstanding Series B Preferred Stock were converted to 1,240,000 shares of common stock, pursuant to the mandatory conversion provision of the Certificate of Designations, Preferences, and Rights of Series B Convertible Preferred Stock.

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

Preferred Stock Offering

On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A current significant stockholder purchased 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000. Net proceeds of approximately $2,666,000 include $133,336 paid to Eric W. Reinhard (Board Chairman) for a fee related to raising capital. We had certain mandatory conversion rights which were exercised on June 8, 2006. The preferred shares accrued dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. A declared dividend of $25,000 for the period from February 10, 2006 to March 31, 2006 was paid on May 15, 2006. Upon the mandatory conversion of the preferred shares to common shares on June 8, 2006 dividends of $35,000 were paid for the period April 1, 2006 to June 8, 2006. The Series B Preferred Stock had a beneficial conversion feature because the quoted market price of Good Times Restaurants' common stock on the commitment date was higher than the conversion price of $2.50. The imputed preferred stock dividend at the commitment date was $533,000 (1,240,000 shares multiplied by the difference in the market value at the commitment date of $2.93 and the conversion price of $2.50). This amount was reflected in the September 30, 2005 10-KSB filing as a reduction of net income available to common stockholders. We are using the net proceeds from the preferred stock offering for the development of new restaurants and for the refurbishment of existing restaurants.

Development

We had forty-five restaurants open at June 30, 2006 of which twenty-two were franchised or licensed, eight were joint-ventured and fifteen were company-owned compared to forty restaurants open at June 30, 2005, of which twenty were franchised or licensed, eight were joint-ventured and twelve were company-owned.

During fiscal 2005 we opened one new company-owned Good Times restaurant in Aurora, Colorado in September 2005. In April, 2005 we purchased one existing Good Times restaurant from a franchisee and converted it to a company-owned restaurant under the co-brand format in June 2005.

During fiscal 2006 we opened one company-owned Good Times restaurant in December 2005 and purchased an additional franchised restaurant and converted it to a company-owned restaurant under the co-brand format in February 2006. Two franchised co-branded restaurants opened in Colorado and North Dakota in December and January, respectively. One licensed Good Times restaurant opened in the Pepsi Center arena in December 2005. We remodeled one existing company-owned restaurant to add a Daz Bog coffee kiosk in December 2005. In June 2006 one franchised Good Times restaurant opened in Colorado Springs, Colorado and in early July 2006 a non-traditional joint-ventured Good Times without drive-thru opened in Downtown Denver, Colorado.

We anticipate opening two to three additional company-owned restaurants in Colorado during the remainder of 2006, two of which will be developed under the co-brand format. We anticipate purchasing one additional restaurant from a franchisee. We also anticipate finalizing contracts on property for additional company-owned restaurants for opening in 2007.

We anticipate opening five to six additional franchised restaurants in 2006 in Colorado, North Dakota, Montana and Wyoming, five of which will be developed under the co-brand format. Our co-brand test agreement with Taco John's International for the evaluation and determination of additional co-brand development expires in October, 2006 and we are currently negotiating a structure for further development beyond the test agreement, however there can be no assurance that such an agreement will be completed.

We expect to complete minor exterior remodeling and patio and landscape improvements on three existing company-owned restaurants during the remainder of 2006.

The following presents certain historical financial information of our operations. This financial information includes results for the three and nine months ended June 30, 2005 and results for the three and nine months ended June 30, 2006.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2006 increased $1,081,000 (23.5%) to $5,688,000 from $4,607,000 for the three months ended June 30, 2005. Same store restaurant sales increased $32,000 (.77%) during the three months ended June 30, 2006 for the restaurants that were open for the full three month periods ending June 30, 2006 and June 30, 2005. Restaurant sales increased $978,000 due to four new company-owned restaurants, one purchased from a franchisee in April 2005, one opened in September 2005, one opened in late December 2005 and, one purchased from a franchisee in November 2005. Restaurant sales increased $19,000 due to one non-traditional company-owned restaurant not included in same store sales. Our same store restaurant sales have continued to show positive trends over the last two years. We have had same store sales increases in each of the last ten quarters.

Franchise revenues increased $53,000 to $178,000 from $125,000 for the three months ended June 30, 2006 due to an increase in franchise royalties and franchise fee income compared to the same prior year period. Same store franchise restaurant sales increased 1.5% during the three months ended June 30, 2006 for the franchise restaurants that were open for the full periods ending June 30, 2006 and June 30, 2005.

Net revenues for the nine months ended June 30, 2006 increased $2,550,000 (20.9%) to $14,750,000 from $12,200,000 for the nine months ended June 30, 2005. Same store restaurant sales increased $98,000 (.87%) during the nine months ended June 30, 2006 for the restaurants that were open for the full nine month periods ended June 30, 2006 and June 30, 2005. Restaurants sales increased $2,330,000 due to the four new company-owned restaurants, and increased $15,000 due to one non-traditional company-owned restaurant not included in same store sales.

Franchise revenues for the nine months ended June 30, 2006 increased $109,000 to $439,000 from $330,000 for the nine months ended June 30, 2005 due to increases in franchise royalties and franchise fee income. Same store franchise restaurant sales increased 1.99% during the nine months ended June 30, 2006 for the franchise restaurants that were open for the full periods ended June 30, 2006 and June 30, 2005. Two franchised co-brand restaurants, one in Ft. Collins, Colorado and one in Bismarck, North Dakota, and one franchised Good Times restaurant in Colorado Springs, Colorado were opened during the nine months ended June 30, 2006.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 83.0% during the three months ended June 30, 2006 compared to 85.5% in the same prior year period and were 89.1% during the nine months ended June 30, 2006 compared to 88.8% in the same prior year period.

The changes in restaurant-level costs are explained as follows:
	Three Months Ended June 30, 2006	Nine months Ended June 30, 2006

Restaurant-level costs for the period ended June 30, 2005	85.5%	88.8%
Decrease in food and packaging costs	(2.7%)	(1.9%)
Increase in payroll and other employee benefit costs	.9%	.9%
Increase in occupancy and other operating costs	.2%	1.1%
Decrease in depreciation and amortization	(.1%)	-
Increase (decrease) in opening costs	(.8%)	.2%
Restaurant-level costs for the period ended June 30, 2006	83.0%	89.1%

Food and Packaging Costs

For the three months ended June 30, 2006 our food and packaging costs increased $191,000 to $1,669,000 (30.3% of restaurant sales) from $1,478,000 (33.0% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2006 our food and packaging costs increased $550,000 to $4,511,000 (31.5% of restaurant sales) from $3,961,000 (33.4% of restaurant sales) compared to the same prior year period. Food and packaging costs decreased as a percentage of restaurant sales primarily due to: 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new product development; 4) new purchasing agreements; and, 5) increased vendor rebates in the current period compared to the same prior year period. We anticipate additional moderate decreases to food and packaging costs as a percentage of sales for the balance of fiscal 2006 from purchasing efficiencies and vendor rebates, however no assurances can be given that this will occur.

Payroll and Other Employee Benefit Costs

For the three months ended June 30, 2006 our payroll and other employee benefit costs increased $350,000 to $1,670,000 (30.3% of restaurant sales) from $1,320,000 (29.5% of restaurant sales) compared to the same prior year period. The increase in payroll and other employee benefit expenses is partially the result of increased sales for the period. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate. Additionally, the current three-month period ending June 30, 2006 includes four additional company-owned restaurants that represent $278,000 of the $350,000 increase compared to the same prior year period. The new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels. The two co-brand restaurants also have a higher labor cost as a percent of sales than Good Times single brand restaurants.

For the nine months ended June 30, 2006 our payroll and other employee benefit costs increased $903,000 to $4,683,000 (32.7% or restaurant sales) from $3,780,000 (31.8% of restaurant sales) compared to the same prior year period. The current nine month period ending June 30, 2006 includes four additional company-owned restaurants that represent $748,000 of the $903,000 increase compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended June 30, 2006 our occupancy and other operating costs increased $189,000 to $944,000 (17.1% of restaurant sales) from $755,000 (16.8% of restaurant sales) compared to the same prior year period. For the three months ended June 30, 2006: 1) rent expense increased $77,000 from the same prior year period due to the addition of four company-owned restaurants. Rent expense will continue to increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases; 2) bank fees increased $18,000 from the prior year period due to increased use of credit cards by our customers as well as the four additional company-owned restaurants; and, 3) utility costs increased $28,000 from the prior year period due to the four additional company-owned restaurants and an overall increase in the cost of utilities.

For the nine months ended June 30, 2006 our occupancy and other operating costs increased $595,000 to $2,703,000 (18.9% of restaurant sales) from $2,108,000 (17.8% of restaurant sales) compared to the same prior year period. For the nine months ended June 30, 2006; 1) rent expense increased $268,000; 2) bank fees increased $42,000; and, 3) utility costs increased $100,000 from the same prior year period.

Opening Costs

For the three months ended June 30, 2006, new store opening costs were $40,000 (.70% of restaurant sales) compared to $69,000 (1.5% of restaurant sales) for the same prior year period. The costs in the current period are associated with a joint-ventured restaurant that opened in early July 2006 as well as a company-owned restaurant that will open in late July 2006. Each new company-owned restaurant developed in fiscal 2006 will have approximately $50,000 of pre-open expenses.

For the nine months ended June 30, 2006 new store opening costs were $116,000 (.8% of restaurant sales) compared to $75,000 (.6% of restaurant sales) for the same prior year period. The costs in the current period are associated with a company-owned restaurant that opened in late December 2005, the remodeling of a company-owned restaurant in Silverthorne, Colorado to add a Dazbog co-branded coffee operation, a company-owned restaurant that was converted to the Taco John's International co-brand in February 2006 and two new restaurants opening in July 2006.

Depreciation and Amortization

For the three months ended June 30, 2006 depreciation and amortization increased $42,000 to $243,000 (4.4% of restaurant sales) from $201,000 (4.5% of restaurant sales) compared to the same prior year period. The $42,000 increase in depreciation and amortization for the three months ended June 30, 2006 is due to the addition of four company-owned restaurants.

For the nine months ended June 30, 2006 depreciation and amortization increased $116,000 to $704,000 (4.9% of restaurant sales) from $588,000 (5.0% of restaurant sales) compared to the same prior year period. The $116,000 increase for the nine months ended June 30, 2006 is due to the addition of four company-owned restaurants.

General and Administrative Costs

For the three months ended June 30, 2006, general and administrative costs increased $25,000 to $381,000 (6.7% of total revenues) from $356,000 (7.7% of total revenues) for the same prior year period. The increase in general and administrative costs is primarily attributable to an increase in health insurance costs compared to the same prior year period which included a one time credit of approximately $18,000. There were also increases in payroll costs and directors' and officers' liability insurance premiums compared to the same prior year period.

For the nine months ended June 30, 2006 general and administrative costs increased $76,000 to $1,156,000 (7.8% of total revenues) from $1,080,000 (8.9% of total revenues) for the same prior year period. The increase over the same nine month prior year period is primarily attributable to increases in payroll and employee benefits and directors' and officers' liability insurance premiums.

Advertising Costs

For the three months ended June 30, 2006 advertising costs increased $38,000 to $325,000 (5.9% of restaurant sales) from $287,000 (6.4% of restaurant sales) for the same prior year period.

For the nine months ended June 30, 2006 advertising costs increased $20,000 to $865,000 (6.0% of restaurant sales) from $845,000 (7.1% of restaurant sales) for the same prior year period.

The decrease in advertising costs as a percentage of restaurant sales is due to a reduction in the contribution percentage paid to the local advertising cooperative. Contributions are made to the cooperative based on sales.

Income (Loss) From Operations

We had income from operations of $421,000 in the three months ended June 30, 2006 compared to income from operations of $139,000 for the same prior year period.

We had income from operations of $35,000 in the nine months ended June 30, 2006 compared to a loss from operations of ($249,000) for the same prior year period.

The increase in the income from operations for the three and nine month periods is due primarily to the increases in net revenues and income from operations related to the four new company-owned restaurants, offset by other matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections of Item 2.

Net Income (Loss)

The net income was $291,000 for the three months ended June 30, 2006 compared to net income of $42,000 for the same prior year period. The change from the three month period ended June 30, 2005 to June 30, 2006 was primarily attributable to the increase in income from operations for the three months ended June 30, 2006, plus: 1) an increase in net interest income of $3,000 compared to the same prior year period; less 2) an increase in minority interest expense of $9,000 compared to the same prior year period; and, 3) an increase in other expenses of $27,000 compared to the same prior year period. The increase in other expenses is attributable to an increase in franchise support costs.

The net loss was ($194,000) for the nine months ended June 30, 2006 compared to a net loss of ($421,000) for the same prior year period. For the nine month period ended June 30, 2006 minority interest expense increased $31,000 and other expenses increased $68,000 compared to the same prior year period. In addition, net interest income increased $42,000 for the nine months ended June 30, 2006 compared to the same prior year period. The increase in other expenses is primarily attributable to an increase in franchise support costs as well as a $17,000 legal expense related to the settlement of a minor civil suit.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2006, we had $2,009,000 cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. We believe that the current cash on hand and additional cash expected from operations in the balance of fiscal 2006 will be sufficient to cover our working capital requirements for fiscal 2006.

As of June 30, 2006, we had working capital of $896,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

On November 30, 2005 the Company purchased the land, building, improvements and equipment from a franchisee for $1,121,000, for a restaurant located in Colorado Springs, Colorado. The Company simultaneously sold the land, building and improvements (excluding the equipment) to a third party in a sale-leaseback transaction for $1,115,000 in net proceeds and was re-opened as a co-branded restaurant in February 2006 operating under the co-brand test agreement with Taco John's International. The sale-leaseback transaction resulted in a $96,000 gain which has been deferred and will be recognized in income over the life of the lease.

We are also currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We anticipate opening two company-owned Good Times or co-branded restaurants in the remainder of 2006, and subsequent to the quarter end we purchased one existing restaurant from a franchisee. We also anticipate increasing the level of reinvestment in existing company-owned and joint venture restaurants to upgrade the exterior building image and improve the patios.

Financing

In March 2006 we entered into an operating agreement to form a limited liability company with a third party, the intent of which is to jointly develop and operate a Good Times restaurant in downtown Denver, Colorado. We own 51% of the entity, will be the managing member and therefore we will fully consolidate the operations in our financial statements. We will contribute $255,000 to the limited liability company while the other member has contributed $245,000. The restaurant opened in early July 2006.

Cash Flows

Net cash provided by operating activities was $754,000 for the three months ended June 30, 2006. The net cash provided by operating activities for the three months ended June 30, 2006 was the result of net income of $291,000 and non-cash reconciling items totaling $463,000 (comprised of depreciation and amortization of $243,000, minority interest of $103,000, an increase in accounts payable of $260,000 and a net decrease in other operating assets and liabilities of $143,000).

Net cash provided by operating activities was $363,000 for the three months ended June 30, 2005. The net cash provided by operating activities for the three months ended June 30, 2005 was the result of net income of $42,000 and non-cash reconciling items totaling $321,000 (comprised of depreciation and amortization of $210,000, minority interest of $94,000, a decrease in accounts payable of $147,000, a decrease in accrued and other liabilities of $144,000, and increases in operating assets and liabilities totaling $14,000).

Net cash used in investing activities for the three months ended June 30, 2006 was $933,000 which reflects payments of $979,000 for the purchase of property and equipment (including $924,000 for new store development; $34,000 for patio improvements; and, $21,000 for miscellaneous restaurant related capital expenditures) and $46,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended June 30, 2005 was $1,502,000, which reflects $1,410,000, for new restaurant development costs, $105,000 for miscellaneous restaurant related capital expenditures and $13,000 in principal payments received on loans to franchisees.

Net cash provided by financing activities for the three months ended June 30, 2006 was $63,000, which includes principal payments on notes payable and long term debt of $53,000; distributions to minority interests in partnerships of $128,000; contributions from minority interests of $230,000; and, paid in capital activity of $18,000, related to the exercise of stock options.

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

Subsequent Events

On July 1, 2006 we entered into an agreement to purchase the assets and operations of a franchised restaurant in Aurora, Colorado. The total purchase price will be approximately $320,000 which includes cash payments of approximately $244,000 and the forgiveness of a $76,000 note receivable that currently exists between us and the franchisee. On the accompanying condensed consolidated financial statements the $76,000 note receivable has been reclassified into deposits and other assets.

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities. We are also a guarantor on a Small Business Administration loan to a franchisee of approximately $235,000, which is collateralized by a first security interest on the building, equipment and operating assets of the restaurant and the personal guarantee of the franchisee.

Impact of Inflation

We experienced a significant impact from inflation in the commodity costs for beef, chicken, dairy and produce during fiscal 2004. We experienced a moderation in the costs of most of these commodities during fiscal 2005 and year to date in fiscal 2006. It is anticipated that we will take moderate price increases in the future, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2006.

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

None

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
GOOD TIMES RESTAURANTS INC.
DATE: August 9, 2006
/s/Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/Susan M. Knutson
Susan M. Knutson Controller