Form 10KSB
period 2006-09-30
GOOD TIMES RESTAURANTS INC
filed 2006-12-27
CIK 825324

TABLE OF CONTENTS
FORM 10-KSB - PART I
Item 1 Description of Business	4 - 15
Item 2 Description of Property	15 - 16
Item 3 Legal Proceedings	16
Item 4 Submission of Matters to a Vote of Security Holders	16
PART II
Item 5 Market for Common Equity and Related Stockholder Matters	16 - 17
Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 23
Item 7 Financial Statements	F1 - F20
Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 8a Controls and Procedures	24
Item 8b Other Information	24
PART III
Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	24
Item 10 Executive Compensation	24
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 12 Certain Relationships and Related Transactions	25
Item 13 Exhibits	25 - 27
Item 14 Principal Accountant Fees and Services	27
Signatures	28

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

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

The NASDAQ Stock Market, LLC

Common Stock $.001 par value, Preferred Stock $.01 par value

(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

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

The issuer's revenues for its most recent fiscal year ended September 30, 2006 were $20,935,000.

As of December 13, 2006, the aggregate market value of the 1,903,112 shares of common stock held by non-affiliates of the issuer, based on the closing sales price of the common stock on December 13, 2006 of $6.38 per share as reported on the Nasdaq Capital Market, was $12,141,855.

As of December 13, 2006, the issuer had 3,818,151 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 12 and 14 of Part III of this form is incorporated by reference from the issuer's definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with the issuer's annual meeting of shareholders to be held on February 2, 2007.

Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I

Item 1. Description of Business.

Overview: Good Times Restaurants Inc., a Nevada corporation (the "Company"), was organized in 1987. The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc., which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Drive Thru Burgers(SM). During 2001, the restaurants' brand name, trademark and logo were changed to Good Times Burgers & Frozen Custard to reflect a strategic repositioning of the Good Times concept. Most of our restaurants are located in the front range communities of Colorado but we also have franchised restaurants in Idaho, North Dakota and Wyoming. The terms "Good Times", "we", "us" and "our" where used herein refers to the operations of Good Times Drive Thru Inc. and of the Company.

Recent Developments: On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. We had certain mandatory conversion rights which were exercised on June 8, 2006. The preferred shares accrued dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. A declared dividend of $25,000 for the period from February 10, 2006 to March 31, 2006 was paid on May 15, 2006. Upon the mandatory conversion of the preferred shares to common shares on June 8, 2006 dividends of $35,000 were paid for the period April 1, 2006 to June 8, 2006. We are using the net proceeds from the preferred stock offering for the development of new restaurants and for the refurbishment of existing restaurants.

The initial store of a dual brand test with a large regional Mexican quick service restaurant chain, Taco John's International, opened in the spring of 2004, we converted two existing Good Times to the dual brand format in June 2005 and February 2006 and we opened a new dual brand company-owned restaurant in August 2006. Four additional franchised dual brand restaurants were also opened during fiscal 2006 in Colorado and North Dakota. Initial sales at the test stores are generally meeting or exceeding expectations. However, operating costs are higher than anticipated so we are refining the menu, operating systems and design to lower food, paper and labor costs in order to optimize the return on investment model. We have extended our Dual Brand Test Agreement with Taco John's International and are negotiating an expanded dual brand development agreement that defines our respective roles as franchisors for additional dual brand development in certain markets. Our objective is to develop a higher than average sales model with attractive unit economics for new market franchise growth outside of Colorado and selective development within Colorado. Both concepts in the dual brand format are consistent with Good Times' core brand position of fresh, high quality ingredients and strong, unique taste profiles. The dual brand may give us more expansion potential with wider consumer appeal across a broader demographic spectrum than either concept by itself.

We have been developing new restaurants with new building format that includes a 70 seat dining room, incorporates a new design on the exterior and has a higher level of finishes on the interior, including slate, stone and extensive use of wood. The last five stores opened under this format have average annual sales of over $1.1 million, which is approximately 23% higher than the average annual sales of company owned stores under the older, double drive thru format. We anticipate that all future stores will be developed with this format.

In November 2006 Colorado voters approved an increase in the minimum wage from $5.15 to $6.85 as of January 1, 2007. We will be taking an approximate 1.8% price increase in January 2007 to offset the forecasted impact of the minimum wage increase.

Concept and Business Strategy: We operate with two different formats that have evolved over the course of our history: a smaller, 880 square foot double drive thru building focused on drive thru service and limited walk up service; and a newer 2,400 square foot, 70 seat dining room format that will be the model for future stores.

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

  Offer high quality, unique menu items that provide exceptional value. Our restaurants feature menu items that are unique in the quick service segment, and flavor profiles that are associated more with casual theme than with fast food. Whenever possible, products support the brand umbrella of "fresh, high quality ingredients" such as fresh frozen custard made fresh throughout the day in every restaurant, 100% all natural Coleman beef, fresh squeezed lemonade, fresh leaf lettuce, grilled honey cured bacon, sliced Bermuda onions and toppings such as real guacamole, grilled pineapple and sautéed mushrooms. Each menu category has signature recipes with fun, irreverent names that build Good Times' non-traditional personality such as Wild Fries with Wild Dippin Sauce, Big Daddy Bacon Cheeseburger, Mighty Deluxe, Burnin' Buffalo Chicken and Caramel Apple Pie, Raspberry Torte and Cheesecake Custard Spoonbenders. We use a culinary consultant to assist in the continual development of new products and validate a product's appeal through research, testing and customer feedback panels prior to its rollout. We are testing a plan for a mid-year rollout of a new 100% all natural Coleman beef snack-sized burger to appeal to the more budget conscious consumer. We do not offer $.99 menu items and we anticipate this strategy will increase frequency and add a broader customer base.

  Continually improve our fast, friendly, personal customer service. We strive to optimize and personalize the interaction between our employees and customers, particularly at the points of order and payment to build a reputation as having the friendliest service. We manage the face to face interaction with our customers through extensive employee screening and hospitality training to ensure their experience is punctuated by attentive, friendly service. Speed of service through our drive thru lanes is important to the consumers' need for convenience but is always secondary to delivering the highest quality product possible. We monitor each car's service time and have developed incentive programs for management and employees to maintain our quick service standards.

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

  Build awareness of the Good Times Burgers & Frozen Custard brand. We believe that Good Times has built substantial brand equity among our customers and has become known for our quality, service and signature tastes, particularly within the hamburger category. We believe there is significant opportunity to continue to build that reputation beyond the hamburger category and increase awareness of our signature tastes in the chicken category and frozen custard and dessert category. We plan additional product introductions in those categories in the next two fiscal years and anticipate an increase in their overall contribution to our sales mix. As we continue to build out the Colorado market, our media advertising presence will increase, raising our overall awareness and building a highly differentiated brand personality. Our objective is to create customer loyalty and affinity for Good Times.

  Continually improve our employees' knowledge and proficiency of our core processes. Our customers' experience is driven by the ability of our management and employees to consistently execute clearly defined processes in every area of our business. We believe that our employees' abilities and attitudes are directly related to our ability to provide well designed service, production and operating processes and effective training that allows them to continually learn, improve and succeed. We train, test, certify and retrain all employees and management on all of our core operating and management processes to continually improve levels of proficiency.

Current fiscal year initiatives

1. Consistently Grow Same Store Sales: We will continue to focus on comparable restaurant sales driven by increases in guest counts and increases in the average guest check. While same store sales increased only .9% in fiscal 2006, we finished the year with 11 consecutive quarters of growth in same store sales. We aim to increase guest counts in fiscal 2007 through a multi-faceted approach to continually improve the Good Times brand experience for our customers by:

  Introducing a compelling value proposition for the budget constrained consumer that is new and unique to the market. While our consumer target profile is one who is "seeking more out of life" and more out of their restaurant experience than simply convenience or price, that profile crosses through all demographic segments, including those that only have a few dollars to spend for a high quality quick meal. We are currently testing and plan on rolling out a snack sized lower priced 100% all natural Coleman beef hamburger that can be bundled in multiples based on the consumer's budget and size of meal needs.

  Expanding our core consumer target to include more 16 to 29 year olds, who show a higher affinity for all natural products and are amongst the heaviest users of quick service restaurants. Historically, we have focused our marketing, pricing and promotions toward a slightly older 18 to 54 consumer. That group will continue to be an important part of our customer base, but we believe we have a significant opportunity as our brand resonates with a younger consumer.

  Expanding our late night hours for at least six months out of the year.

  Increasing our media presence with more television advertising.

  Continuing to reinvest in our existing facilities with enhanced landscaping, patios and exterior building finishes to improve the restaurants' curb appeal and appearance. Several restaurants were completed in fiscal 2006 and are showing sales trends approximately 2 to 4% over the company average.

  Select introduction and promotion of new products.

2. Manage Restaurant Operating Costs: We are focused on managing our restaurant operating costs including food and other commodities, labor and benefits, restaurant supplies, utilities and other operating costs. Our food and paper costs as a percentage of revenues decreased by 1.7% in fiscal 2006 and we anticipate them to be stable in fiscal 2007, barring any unexpected changes to our core commodities costs. Typically, our newly opened restaurants initially experience higher operating costs in both dollars and percentage of revenues when compared to our restaurants open for more than a year. Accordingly, sales volumes, timing of openings and initial operating margins of our new restaurants are expected to have an impact on our overall profitability until our restaurant operating base is large enough to mitigate the impact of these opening costs and inefficiencies.

3. New Company Restaurant Growth: Our newer prototype model stores located on high profile pad sites in big box retail and strip centers in higher income demographic areas are performing consistently above the average of our older stores. We are pursuing a disciplined growth strategy for company owned restaurants in Colorado on those types of sites and we believe that we can add an additional 12 to 18 restaurants over the next few years as sites become available. Almost all of those trade areas are in new growth areas with new retail development and the lead time for development once a suitable site has been identified is over 18 months and is unfortunately subject to factors beyond our control. We believe this market development approach reduces the risks involved with opening new restaurants given that we better understand the competitive conditions, consumer tastes, demographics and discretionary spending patterns in our existing market. As we fill the development pipeline for Colorado, we are evaluating new markets for company-owned and franchise expansion. During fiscal 2006, we hired The Buxton Company to develop a site selection model for us based on regression modeling of the demographic and psychographic makeup of all of our existing restaurants. We anticipate using this model to evaluate future sites and new markets for expansion.

4. New Dual brand Development: We currently have 8 company and franchised dual brand restaurants operating with 3 under development that will open in our second and third quarters of fiscal 2007. We have extended our Dual Brand Test Agreement until January 31, 2007 and are negotiating a Dual Brand Agreement that will govern Good Times and Taco John's respective roles as franchisors for additional dual brand franchise development in defined markets. We believe the dual brand restaurants are generating higher restaurant sales than either brand would individually, but each restaurant is experiencing higher operating costs as a percentage of revenues compared to Good Times' historic operating costs at comparable sales levels. We are working to streamline the menu, operating systems, facility design and merchandising to improve operating efficiencies and to generate a competitive return on investment model while supporting the core of each brand.

Expansion strategy and site selection: Our restaurant expansion strategy focuses primarily on further penetrating our existing Colorado market. We believe this enables us to enhance consumer convenience and ease of access, leverage existing operating infrastructure and increase media advertising efficiencies and brand awareness. Additional growth outside of the Colorado market will depend on the success of the dual brand model, additional financing and qualified franchisees.

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

We lease most of our sites. When we do purchase and develop a site, we intend to sell the developed site into the sale-leaseback market under a long term lease. Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective. Our site criteria includes a mix of substantial daily traffic, density of at least 50,000 people within a three mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

Restaurant locations: We currently operate and franchise a total of forty-nine Good Times restaurants, of which forty-four are in Colorado, with forty in the Denver greater metropolitan area, two in Colorado Springs, one in Grand Junction and one in Silverthorne.
	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	23	22	1
Good Times franchised	18	15	1	1	1
Dual brand co-owned	3	3

Dual brand franchised	5	2			1	2
Total	49	42	2	1	2	2

Good Times is also offering franchises for the development of additional Good Times restaurants.

December
	2005	2006
Company-owned restaurants	13	17
Joint venture restaurants	8	9
Franchise operated restaurants	20	23
Total restaurants	41	49

In fiscal 2006 we opened one new company-owned restaurant in Thornton, Colorado in December 2005, one new co-developed restaurant in downtown Denver, Colorado in July 2006, and one new company-owned dual branded restaurant in Loveland, Colorado in August 2006. On December 1, 2005 we purchased an existing Good Times restaurant from a franchisee and converted the restaurant to the dual brand format. The remodeled restaurant, in Colorado Springs, Colorado, re-opened as a dual brand in February 2006. We purchased another existing Good Times franchised restaurant in July 2006. One new franchised Good Times restaurant opened in Colorado Springs, Colorado in June 2006, and four new franchised dual brand restaurants opened during the fiscal year; one in Ft. Collins, Colorado in December 2005, one in Bismarck, North Dakota in January 2006, one in Williston, North Dakota in August 2006 and one in Windsor, Colorado in September 2006. Three additional dual brand restaurants are under development and we anticipate opening and franchising a total of four to five dual branded restaurants in fiscal 2007. Two additional Good Times restaurants are under development. We anticipate accelerating the acquisition of sites for company owned development in fiscal 2007 and beyond.

Menu: The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, fresh squeezed lemonade, soft drinks and frozen custard products. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is prepared with specially formulated and seasoned Coleman 100% natural beef, served on a 4 inch bun. Hamburgers and cheeseburgers are garnished with fresh leaf lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomatoes. Other specialty hamburger toppings include guacamole, fresh grilled honey cured bacon, and proprietary sauces. The chicken products include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomatoes on a whole grain bun and Chicken Dunkers, whole breast meat breaded strips. Signature chicken sandwiches include the Burnin' Buffalo, Tasty Teriyaki, Peppercorn Ranch and Guacamole Chicken. Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

Coleman beef is raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open beef market. We believe that Coleman beef delivers a better tasting product and, because of the rigorous protocols and testing that are a part of the Coleman processes, also minimizes the risk of any food-borne bacteria-related illnesses. Good Times is the only quick service restaurant chain serving exclusively Coleman 100% natural beef.

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

Media is an important component of building Good Times' brand awareness and distinctiveness. We spent our ad dollars on both television and radio media during fiscal 2006. The Colorado market is an expensive media market, so most of our ad placement is not in prime time but in early and late fringe, prime access and late news time slots. As we continue to develop more and more distinctiveness to Good Times' brand and increase penetration of the Colorado market, we anticipate we will continue to use media advertising to increase overall awareness.

Another important component of our marketing efforts is point-of-sale and on-site merchandising. We rotate new four color product point-of-purchase displays every other month and support new product introductions with extensive merchandising. Our restaurants with dining rooms have back-lit and front-lit product displays, table tents and product messaging throughout. Menu boards are kept fresh with new food photography and graphics each month.

During fiscal 2006 we re-designed and expanded the use of our website and have begun to use email marketing as a tool to build customer loyalty. We have marketing agreements with the Pepsi Center in Denver, Colorado and the University of Colorado to serve and promote Good Times' products in those venues in fiscal 2007.

Operations

Restaurant Management: We are developing Operating Partners in most of our restaurants as we are able to recruit qualified candidates. We believe that this is a distinct competitive advantage that provides a higher level of service, quality control and stability over time. The objective of the Operating Partner Program is to have each partner develop a relationship with the employees, the customers and the community at their restaurant and develop an ownership mentality with commensurate rewards as sales increase over a longer period of time. The program allows an Operating Partner to earn 25% of a restaurant's improvement in cash flow over an established baseline. Each Good Times unit employs an operating partner or a general manager, one to two assistant managers and approximately 15 to 25 employees, most of who work part-time during three shifts. An eight to ten week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. We believe that incentive compensation of our restaurant managers is essential to the success of our business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.

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

Franchising: Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Offering Circular and advertising material to be utilized in soliciting prospective franchisees. We seek to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to three restaurants. We currently review sites selected for franchises and monitor performance of franchise units. We are currently considering potential franchisees for development of units in Colorado and for development of the dual brand format outside of Colorado.

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

We have entered into fourteen franchise agreements in the greater Denver metropolitan area. Sixteen franchise restaurants and eight joint-venture restaurants are operating in the Denver metropolitan area media market. Good Times franchise restaurants also operate in Colorado Springs and Grand Junction, Colorado; Boise, Idaho; and, Laramie, Wyoming. Dual branded franchised restaurants operate in Cheyenne, Wyoming; Ft. Collins and Windsor, Colorado; and Bismarck and Williston, North Dakota.

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

Employees: At December 13, 2006, we had approximately 475 employees of which 386 are part time hourly employees and 89 are salaried employees working full time. We consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Competition: The restaurant industry, including the fast food segment, is highly competitive. Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do. Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl's Jr. and Sonic. Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado. Management believes that these double drive-through restaurant chains will not expand into Colorado based on their publicly reported objectives and resources. Culver's is the only significant competitor offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets.

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

Trademarks: Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado. We have also registered our new mark "Good Times Burgers & Frozen Custard" federally and with the State of Colorado. Good Times received approval of its federal registration of "Good Times" in 2003. In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Mighty Deluxe", "Wild Fries", "Spoonbender" and "Chicken Dunkers".

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

Special Note About Forward-Looking Statements: From time-to-time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions Certain forward-looking statements are included in this Form 10-KSB, principally in the sections captioned "Description of Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements related to, among other things:

  business objectives and strategic plans;

  operating strategies;

  our ability to open and operate additional restaurants profitably and the timing of such openings;

  restaurant and franchise acquisitions;

  anticipated price increases;

  expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

  estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

  anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

  future capital expenditures;

    our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2007;

    the sufficiency of the supply of commodities and labor pool to carry on our business;

    success of advertising and marketing activities;

    the absence of any material adverse impact arising out of any current litigation in which we are involved;

    impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

    expectations regarding competition and our competitive advantages;

    impact of our trademarks, service marks, and other proprietary rights; and

    effectiveness of our internal control over financial reporting.

Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statements appears together with such statement.

In addition, the factors described under Critical Accounting Policies and Risk Factors, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; increased competition in the quick service restaurant market; costs and availability of food and beverage inventory; our ability to attract qualified managers, employees, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Risk Factors: You should consider carefully the following risk factors before making an investment decision with respect to Good Times Restaurants' securities. You are cautioned that the risk factors discussed below are not exhaustive.

We have accumulated losses. We have incurred losses in every fiscal year since inception except 1999, 2002, and 2006. As of September 30, 2006 we had an accumulated deficit of $11,112,000. We cannot assure you that we will not have a loss for the current fiscal year ending September 30, 2007. As of September 30, 2006, we had working capital of $1,547,000.

We must sustain same store sales increases. As we develop additional restaurants, we expect that the increase in operating income generated by those restaurants will improve our financial results. However, we cannot assure you that we will sustain profitability on a consistent basis. We must sustain same store sales increases in existing restaurants to sustain profitability. Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance. We cannot assure that our advertising and promotional efforts will in fact be successful.

New restaurants, once opened, may not be profitable, if at all, for several months. We anticipate that our new restaurants will generally take several months to reach normalized operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train a sufficient number of employees, operating costs, which are often materially greater during the first several months of operation then thereafter, pre-opening costs and other factors. Further, some, or all of our new restaurants may not attain anticipated operating results or results similar to those of our existing restaurants. We have experienced delays in opening some of our restaurants and may experience delays in the future. In addition, restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

Our operations are susceptible to the cost of and changes in food availability which could adversely affect our operating results. Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. We enter into annual contracts with our beef and chicken suppliers. Our contracts for chicken are fixed price contracts. Our contracts for beef are generally based on current market prices plus a processing fee. Changes in the price or availability of chicken or beef could materially adversely affect our profitability. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, because we provide a "value-priced" product, we may not be able to pass along price increases to our guests.

Price increases may impact guest visits. We may take price increases on selected menu items in order to offset increased operating expenses we believe will be recurring. Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that this or other future price increases will not deter guests from visiting our restaurants or affect their purchasing decisions.

The hamburger restaurant market is highly competitive. The hamburger restaurant market is highly competitive. Our competitors include many recognized national and regional fast-food hamburger restaurant chains such as McDonald's, Burger King, Wendy's, Carl's Jr., Sonic and Culver's. We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service.

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

If our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be impeded. Under our current form of area development agreement, some franchisees must develop a predetermined number of restaurants according to a schedule that lasts for the term of their development agreement. Franchisees may not have access to the financial or management resources that they need to open the restaurants required by their development schedules, or may be unable to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules. From time to time in the past, we have agreed to extend or modify develop schedules and we may do so in the future. Any of these problems could slow our growth and reduce our franchise revenues.

Additionally, our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants. If any franchisee experienced difficulty in obtaining adequate financing, the lack of adequate availability of such financing could adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

The dual brand test and future expansion could be terminated. We are currently operating under a test agreement with Taco John's International and anticipate entering into a longer term Dual Brand Agreement. However, the test agreement is terminable by either party and the Dual Brand Agreement may have a provision for termination by either party. If either agreement is terminated, it will require us to discontinue the development of additional dual brand restaurants. It could also limit our expansion plans in the short term, increase costs and require us to return fees received under any signed Development Agreements.

Our franchisees could take actions that could harm our business. Franchisees are independent contractors but are not our employees. We provide training and support to franchisees; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

We depend on key management employees. We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our president and chief executive officer and Scott LeFever, our vice president of operations. Although we have entered into an employment agreement with Mr. Hoback, he may voluntarily terminate his employment with us at any time. In addition, we do not maintain key-person insurance on Mr. Hoback's life. The loss of Mr. Hoback's or Mr. LeFever's services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

Labor shortages could slow our growth or harm our business. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy employees. Qualified individuals needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs. Most of our employees are paid on an hourly basis. The employees are paid in accordance with applicable minimum wage regulations. Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

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

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations. Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, in 2006, we have adopted the change that requires us to record compensation expense in the statement of operations for employee stock options using the fair value method. See Note 1 to our Consolidated Financial Statements for further discussion. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

Our NASDAQ Listing Is Important. Our common stock is currently listed for trading on the NASDAQ Capital Market. The NASDAQ maintenance rules require among other things that our common stock price remains above $1.00 per share and that we have minimum net tangible assets in excess of $2 million. We were required to obtain shareholder approval in 1998 for a reverse stock split to maintain a sufficient per share price to preserve our NASDAQ listing.

We are subject to extensive government regulation that may adversely hinder or impact our ability to govern various aspects of our business including our ability to expand and develop our restaurants. The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food. While in the past we have been able to obtain and maintain the necessary governmental licenses, permits and approvals, our failure to maintain these licenses, permits and approvals, including food licenses, could adversely affect our operating results. Difficulties or failures in obtaining the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may suspend or deny renewal of our food licenses if they determine that our conduct does not meet applicable standards or if there are changes in regulations.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws govern minimum wage requirements, such as those to be imposed by recently enacted legislation in Colorado, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor regulations and sales taxes. Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

We are also subject to federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationship. Many state franchise laws impose restrictions on the franchise agreement, including limitations on non-competition provisions and the termination or non-renewal of a franchise. Some states require that franchise materials be registered before franchises can be offered or sold in the state.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The NASDAQ Market rules, has required an increased amount of management attention. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in and will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Risks related to internal controls. Public companies in the United States are required to review their internal controls as set forth in the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If the internal controls put in place by us are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission, we may be forced to restate our financial statements and take other actions which will take significant financial and managerial resources, as well as be subject to fines and other government enforcement actions.

Health concerns relating to the consumption of beef, chicken or other food products could affect consumer preferences and could negatively impact our results of operations. Like other restaurant chains, consumer preferences could be affected by health concerns about the avian influenza, also knows as bird flu, or the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, "mad cow" or "foot-and-mouth" disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. This negative publicity may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the negative publicity by changing our concept or our menu we may lose guests who do not prefer the new concept or menu, and may not be able to attract a sufficient new guest base to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a concept change and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Item 2. Description of Property.

We currently lease approximately 3,700 square feet of space for our executive offices in Golden, Colorado for approximately $53,000 per year. The lease is for a two year term ending March 2007. The space is leased from The Bailey Company, a significant stockholder, at their corporate headquarters. We anticipate extending the lease on terms similar to our current lease.

As of December 13, 2006, Good Times has an ownership interest in twenty-six Good Times units, all of which are located in Colorado. Nine of these restaurants are held in joint venture limited partnerships of which Good Times is the general partner and has a 50% interest in seven of the partnership restaurants, a 78% interest in one restaurant and a 51% interest in another restaurant. There are seventeen Good Times units that are wholly owned by Good Times.

Most existing Good Times restaurants are free-standing structures containing approximately 880 square feet (except for three conversions of other fast food restaurants that are 1,700 - 2,500 square feet, one conversion of a double drive-through building to one of 1,900 square feet with seating, two prototype 2,300 square foot buildings with seating and one prototype 1,800 square foot building with seating) situated on lots of approximately 18,000 to 30,000 square feet. Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report. We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale-leaseback agreements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Shares of Good Times Restaurants Inc. common stock are listed for trading on the NASDAQ Capital Market under the symbol "GTIM." The following table presents the quarterly high and low bid prices for Good Times Restaurants common stock as reported by the NASDAQ Capital Market for each quarter within the last two fiscal years. The quotations reflect interdealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions.

2005		2006
Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2004	3.40	2.90	December 31, 2005	5.47	4.90
March 31, 2005	3.75	2.90	March 31, 2006	5.25	5.25
June 30, 2005	5.25	3.45	June 30, 2006	5.39	5.00
September 30, 2005	6.20	4.00	September 30, 2006	6.24	6.03

As of December 13, 2006 there were approximately 330 holders of record of Common Stock. However management estimates that there are not fewer than 1,390 beneficial owners of our Common Stock.

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

Subject to the provisions of the Series B Preferred Stock Agreement, cash dividends of $61,000 were paid in fiscal 2006 prior to the mandatory conversion of all the outstanding preferred stock on June 8, 2006.

Disclosure with Respect to the Company's Equity Compensation Plans: We maintain the 2001 Good Times Restaurants Stock Option Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan. For additional information, see Note 10, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2006.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	358,775	$3.29	131,205
Total	358,775	$3.29	131,205

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7 hereof.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

The following presents certain historical financial information of the Company. This financial information includes the combined operations of the Company and Good Times for the fiscal years ended September 30, 2005 and 2006.

September 30,
Operating Data:	2006	2005
Restaurant sales	$20,329,000	$16,510,000
Franchise fees and royalties	606,000	451,000
Total Net Revenues	20,935,000	16,961,000
Restaurant Operating Costs:
Food and packaging costs	6,338,000	5,434,000
Payroll and other employee benefit costs	6,584,000	5,278,000
Occupancy and other operating costs	3,797,000	2,966,000
New store pre-opening costs	182,000	127,000
Depreciation and amortization	997,000	795,000
Total restaurant operating costs	17,898,000	14,600,000
Selling, General & Administrative Expenses	2,733,000	2,546,000
Gain on disposal of restaurants and equipment	(57,000)	(22,000)
Income (Loss) from Operations	361,000	(163,000)
Other Income and (expenses)
Minority income (expense), net	(246,000)	(201,000)
Interest income, net	87,000	48,000
Other, net	(185,000)	(102,000)
Total other income and (expenses)	(344,000)	(255,000)
Net Income (Loss)	$17,000	($418,000)
Less imputed preferred stock dividend	0	533,000
Net Income (Loss) available to Common Shareholders	$17,000	($951,000)
Basic and Diluted Earnings Per Share
	$ .01	($ .40)

Weighted average shares and equivalents used in per share calculations
Basic	2,913,077	2,401,561
Diluted	3,054,952	2,401,561

Balance Sheet Data:
Working Capital	$1,547,000	$2,722,000
Total assets	10,693,000	9,431,000
Minority Interest	795,000	620,000
Long-term debt	1,293,000	522,000
Stockholders' equity	$6,082,000	$5,999,000

Results of Operations

Net Revenues: Net revenues for the fiscal year ended September 30, 2006 increased $3,974,000 (23.4%) to $20,935,000 from $16,961,000 for the fiscal year ended September 30, 2005. Same store restaurant sales increased $130,000 or .86%, during fiscal 2006 for restaurants that were open for the full fiscal 2005 and 2006 periods. Restaurant sales increased $53,000 due to one non-traditional company-owned restaurant not included in same store sales and increased $1,527,000 due to three restaurants purchased from franchisees, one in April 2005, one in December 2005 and one in July 2006. Restaurant sales also increased $2,109,000 due to three new company-owned and one new co-developed restaurants that opened in September and December 2005 and July and August 2006. Net revenues increased $155,000 in fiscal 2006 due to an increase in franchise fees of $60,000 and an increase in franchise royalties of $95,000.

We believe that same store restaurant sales were positively impacted in fiscal 2006 by the following: 1) an overall strengthening in the local economy; and, 2) increases in our internal scorecard measures relating to customer satisfaction and speed of service. We have had same store sales increases in each of the last eleven quarters.

Total restaurant sales for Good Times and its franchisees were $37,338,000 for fiscal 2006 compared to $31,171,000 for fiscal 2005.

Average restaurant gross sales for fiscal 2006 and 2005 were as follows:
	Fiscal 2006	Fiscal 2005
Company operated	$915,000	$884,000
Franchise operated	$851,000	$810,000

Restaurant Operating Costs: Restaurant operating costs as a percent of restaurant sales were 88.3% for fiscal 2006 compared to 88.4% in fiscal 2005.

The changes in restaurant-level costs are explained as follows:
Restaurant-level costs for the period ended September 30, 2005	88.4%
Decrease in food and packaging costs	(1.7%)
Increase in payroll and other employee benefit costs	.4%
Increase in occupancy and other operating costs	1.0%
Increase in pre-open costs	.1%
Increase in depreciation and amortization costs
.1%
Restaurant-level costs for the period ended September 30, 2006	88.3%

Food and Packaging Costs: Food and packaging costs for fiscal 2006 increased $903,000 from $5,434,000 (32.9% of restaurant sales) to $6,338,000 (31.2% of restaurant sales). Food and packaging costs decreased as a percentage of restaurant sales primarily due to: 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new product development; 4) new purchasing agreements; 5) reductions in commodity costs compared to the same prior year period; and, 6) increased vendor rebates compared to the same prior year period. We anticipate stable to moderate decreases to food and packaging costs as a percentage of sales in fiscal 2007 from lower commodity costs and purchasing efficiencies.

Payroll and Other Employee Benefit Costs: For fiscal 2006 payroll and other employee benefit costs increased $1,306,000 from $5,278,000 (32% of restaurant sales) to $6,584,000 (32.4% of restaurant sales).

The increase in payroll and other employee benefit costs for fiscal 2006 is primarily due to an increase in restaurant sales and the addition of three new company-owned restaurants, one new co-developed restaurant and the purchase of three restaurants from franchisees, as well as slight increases in the average wages paid to employees. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate. Additionally, the new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels. The three dual branded restaurants also have a higher labor cost as a percent of sales than Good Times single brand restaurants. In November 2006 Colorado voters approved an increase in the minimum wage from $5.15 to $6.85 as of January 1, 2007. We will be taking an approximate 1.8% price increase in January 2007 to offset the forecasted impact of the minimum wage increase.

Occupancy and Other Costs: For fiscal 2006 occupancy and other costs increased $831,000 from $2,966,000 (18% of restaurant sales) to $3,797,000 (18.7% of restaurant sales), compared to fiscal 2005. The $831,000 increase in occupancy and other costs are primarily attributable to:

  Building rent increase of $336,000 due to the addition of three company-owned restaurants, one co-developed restaurant and the purchase of three restaurants from franchisees.

  Bank fees increase of $62,000 due to a greater number of customer transactions using credit cards, as well as the new restaurants.

  Increases in property taxes and insurance expense related to the new and purchased restaurants.

  Increases in utility costs of $130,000 related to the new and purchased restaurants.

Occupancy costs will continue to increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

New Store Pre-opening Costs: For fiscal 2006 new store pre-opening costs increased $55,000 from $127,000 to $182,000 compared to fiscal 2005. New store pre-opening costs increased in fiscal 2006 due to the opening of two new company-owned restaurants, one new co-developed restaurant and the purchase one restaurant from a franchisee that was converted to the dual brand format. Fiscal 2005 new store pre-opening costs were related to the opening of one new company-owned restaurant and the purchase of one restaurant from a franchisee that was converted to the dual brand format.

Depreciation and Amortization Costs: For fiscal 2006 depreciation and amortization costs increased $202,000 from $795,000 to $997,000 compared to fiscal 2005. Depreciation costs increased due to the addition of the four new company-owned and co-developed restaurants, as well as the three restaurants purchased from franchisees.

Selling General and Administrative Costs: Selling, general and administrative costs increased from $2,546,000 (15.4% of restaurant sales) in fiscal 2005 to $2,733,000 (13.4% of restaurant sales) in fiscal 2006. The increase in selling, general and administrative costs are partially attributable to increased advertising costs, which increased to $1,185,000 (5.8% of restaurant sales) for fiscal 2006 from $1,136,000 (6.9% of restaurant sales) for fiscal 2005, and an increase in general and administrative costs, which increased to $1,548,000 (7.6% of restaurant sales) for fiscal 2006 from $1,410,000 (8.5% of restaurant sales) for fiscal 2005 (see detail below).

The increase in advertising costs is due to the increase in restaurant sales (contributions based on sales are made to the advertising cooperative).

Management anticipates that fiscal 2007 advertising will consist primarily of radio and television advertising, on-site and point-of-purchase merchandising totaling approximately 6% of restaurant sales.

The $138,000 increase in general and administrative cost is primarily attributable to:

  Human resource and training costs increase of $21,000.

  Corporate salary and bonus expense increase of $44,000.

  Employee benefit cost increase of $50,000 due to a one time credit to health insurance in the prior fiscal year.

  Computer/IT expense increase of $30,000 due to the implementation of a back office system in all restaurants in the third quarter of fiscal 2005.

  Insurance cost increase of $16,000 due to the addition of directors and officers liability insurance.

Loss (gain) or disposal of restaurants and equipment: Gain on disposal of restaurants and equipment increased $35,000 to $57,000 from $22,000 in fiscal 2005. The $57,000 gain on disposal of restaurants and equipment in fiscal 2006 is from the partial recognition of deferred gains related to two sale-leaseback transactions that concluded in fiscal 2004 and 2006, and a sale-leaseback transaction that concluded in the first quarter of fiscal 2006.

Income (Loss) from Operations: Income from operations was $361,000 in fiscal 2006 compared to a loss from operations of ($163,000) in fiscal 2005. This increase was primarily attributable to the increase in net revenues offset by the other matters discussed in the "Restaurant Operating Costs" and "Selling General and Administrative" sections in Item 6.

Net Income (Loss): Net income was $17,000 for fiscal 2006 compared to a net loss of ($418,000) in fiscal 2005. The change from fiscal 2005 to fiscal 2006 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", "Selling General and Administrative Expenses" and "New Store Pre-opening Costs" sections of Item 6. In addition, 1) minority interest expense increased $45,000 due to increased income from restaurant operations of the joint venture restaurants for fiscal 2006; 2) net interest income increased $39,000 to $87,000 from $48,000 in fiscal 2005 due to reduced debt as well as increased earnings on cash reserves in the current period; and, 3) other expenses increased $83,000 to $185,000 from $102,000 in fiscal 2005. Other expenses include $177,000 in franchise related expenses compared to $98,000 in the same prior year period. Franchise expenses in the current year include all support costs related to the five franchised restaurants that opened in the current fiscal year.

Liquidity and Capital Resources

Cash and Working Capital: As of September 30, 2006, we had $2,613,000 of cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants. Management believes that the current cash on hand and additional cash expected from operations in fiscal 2007 will be sufficient to cover our working capital requirements for fiscal 2007.

As of September 30, 2006, we had working capital of $1,547,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new Good Times restaurants are opened.

Capital Expenditures: In September 2005 we completed a sale-leaseback transaction related to a company-owned restaurant that opened that month. The net proceeds to us were approximately $1,600,000 all of which was spent for the land, building and improvements of the new restaurant, except for a gain of $23,000.

On November 30, 2005 the Company purchased the land, building, improvements and equipment from a franchisee for $1,121,000, for a restaurant located in Colorado Springs, Colorado. The Company simultaneously sold the land, building and improvements (excluding the equipment) to a third party in a sale-leaseback transaction for $1,115,000 in net proceeds and the restaurant was re-opened as a dual branded restaurant in February 2006 operating under the dual brand test agreement with Taco John's International. The sale-leaseback transaction resulted in a $96,000 gain which has been deferred and will be recognized in income over the life of the lease.

In July 2006 we purchased an existing restaurant from a franchisee for total consideration of $329,000, which included forgiving a note receivable due from the franchisee in the amount of $77,000, payment in full of the franchisee's note payable with GE Capital in the amount of $140,000 and cash of approximately $112,000. The transaction resulted in the recording of $33,000 of goodwill.

We are also currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We also anticipate increasing the level of reinvestment in existing company-owned and joint venture restaurants to upgrade the exterior building finishes and improve the patios.

Financing: In March 2006 we entered into an operating agreement and ownership in a limited liability company with a third party to develop and operate a Good Times restaurant in downtown Denver, Colorado. We have contributed $255,000 to the limited liability company while the other member has contributed $245,000. The restaurant opened in early July 2006. We own 51% of the entity, we are the managing member and therefore we have fully consolidated the operations in our financial statements.

In July 2006 we entered into a $1,000,000 promissory note with an unrelated third party (PFGI II, LLC). The promissory note constitutes a revolving line of credit which may be advanced and repaid on a monthly basis from time to time. Prior to maturity, no principal payments are required. Instead, only monthly payments of interest are due with all unpaid principal due on July 10, 2008. The loan is secured by six separate leasehold deeds of trust related to six separate company-owned restaurants.

Cash Flows: Net cash provided by operating activities was $1,454,000 for fiscal 2006 compared to $666,000 in fiscal 2005. The increased net cash provided by operating activities for fiscal 2006 was the result of net income of $17,000 and non-cash reconciling items totaling $1,437,000 (comprised principally of depreciation and amortization of $997,000, minority interest of $246,000 and increases in operating assets and liabilities totaling $194,000).

Net cash used in investing activities in fiscal 2006 was $1,382,000 compared to $3,006,000 in fiscal 2005. The fiscal 2006 activity reflects payments for the purchase of property and equipment of $3,975,000, proceeds from the sale of investments of $1,900,000, proceeds from the sale of assets of $651,000 and net payments received on loans made to franchisees of $42,000.

Net cash provided by financing activities in fiscal 2006 was $778,000 compared to $2,307,000 in fiscal 2005. The fiscal 2006 activity includes principal payments on notes payable and long term debt of $217,000, borrowings on notes payable and long-term debt of $1,000,000, distributions to minority interests in partnerships of $316,000, contributions from minority interest partners of $245,000, proceeds from the exercise of stock options of $157,000 and net expenses from the preferred stock offering of $30,000.

Contingencies and Off-Balance Sheet Arrangements: We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities. We were a guarantor on a Small Business Administration loan to a franchisee which was outstanding through the fiscal year ended September 30, 2006, but has since been paid in full by the franchisee in October 2006.

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

Variable Interest Entities: In December 2003, the Financial Accounting Standards Board (the "FASB") finalized FASB Interpretation No. 46R, Consolidation of Variable Interest Entities--An Interpretation of ARB51 (FIN 46R). FIN 46R expands the scope of ARB51 and can require consolidation of "variable interest entities (VIEs)." Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We have several franchisees with notes payable to the Company and after analysis we have determined that, while these franchisees are variable interest entities as defined by FIN 46R, we are not the primary beneficiary of the entities, and therefore they are not required to be consolidated under FIN 46R.

New Accounting Pronouncements: In December 2004, FASB issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation. The revised statement requires public entities to measure liabilities incurred to employees in share-based payment transactions at fair value. This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which is our fiscal year beginning October 1, 2006. The adoption of the pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

In contemplation of the adoption of FAS No. 123(R), the Company accelerated the vesting, effective August 3, 2006, of outstanding unvested stock options to purchase a total of approximately 108,235 shares of the Company's common stock. The future expense that is eliminated as a result of the acceleration is estimated to be a total of approximately $243,000, before the effect of income taxes. See Note 1(Stock Based Compensation Disclosures) of the Notes to Financial Statements included in this report.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005, which is our fiscal year beginning October 1, 2006. The adoption of SFAS 154 will not have a material impact on the Company's consolidated financial position or results of operations.

In June 2006, the FASB issued FIN 48, "Accounting of Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year beginning October 1, 2007. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year beginning October 1, 2007. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

Pre-approval of non-audit services: On November 17, 2006, the Audit Committee of the Board of Directors of Good Times Restaurants Inc. approved in advance certain non-audit services to be performed by Hein & Associates, Good Times' independent auditor. These non-audit services are to consist primarily of corporate income tax compliance services.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2006, and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with U.S. Generally Accepted Accounting Principles.

HEIN & ASSOCIATES LLP

Denver, Colorado

November 10, 2006

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$2,613,000

Receivables	90,000
Inventories	204,000
Prepaid expenses and other	43,000
Notes receivable	97,000
Total current assets	3,047,000
Property and Equipment:
Land and building	4,863,000
Leasehold improvements	3,501,000
Fixtures and equipment	7,224,000
15,588,000
Less accumulated depreciation	(8,386,000)
7,202,000
Other Assets:
Notes receivable	338,000
Other	106,000
444,000
Total Assets	$10,693,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and leases	$229,000
Accounts payable	267,000
Deferred income	162,000
Other accrued liabilities	842,000
Total current liabilities	1,500,000
Long-Term Liabilities:
Debt and leases, net of current portion	1,293,000
Deferred liabilities	1,023,000
Total long-term liabilities	2,316,000
Minority Interests in Partnerships	795,000
Commitments and Contingencies (Notes 5 and 11)
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	'
Common stock, $.01 par value; 50,000,000 shares authorized, 3,811,151 issued and outstanding	4,000
Capital contributed in excess of par value	17,190,000
Accumulated deficit	(11,112,000)
Total stockholders' equity	6,082,000
Total Liabilities and Stockholders' Equity	$10,693,000

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended September 30,
	2006	2005
Net Revenues:
Restaurant sales	$20,329,000	$16,510,000
Area development and franchise fees	60,000	'
Franchise royalties	546,000	451,000
Total net revenues	20,935,000	16,961,000
Restaurant Operating Costs:
Food and paper costs	6,338,000	5,434,000
Restaurant labor costs	6,584,000	5,278,000
Restaurant occupancy costs	2,877,000	2,276,000
Accretion of deferred rent	35,000	40,000
Other restaurant operating costs	885,000	650,000
New store pre-opening costs	182,000	127,000
Depreciation and amortization	997,000	795,000
Total restaurant operating costs	17,898,000	14,600,000
General and administrative	1,548,000	1,410,000
Advertising	1,185,000	1,136,000
Loss (gain) on disposal of restaurants and equipment	(57,000)	(22,000)
Income (Loss) From Operations	361,000	(163,000)
Other Income (Expenses):
Interest income	141,000	112,000
Interest expense	(54,000)	(64,000)
Minority interest in income of partnerships	(246,000)	(201,000)
Other, net	(185,000)	(102,000))
Total other expenses, net	(344,000)	(255,000)
Net Income (Loss)	17,000	(418,000)
Less imputed preferred stock dividend	'	(533,000)
Net Income (Loss) Available to Common Stockholders	$17,000	$(951,000)
Basic Income (Loss) per Share	$0.01	$(0.40)
Diluted Income (Loss) per Share	$0.01	$(0.40)
Weighted Average Common Shares Outstanding:
Basic	2,913,077	2,401,561
Diluted	3,054,952	2,401,561

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2004 THROUGH SEPTEMBER 30, 2006

                                                                    Preferred Stock                     Common Stock

	Issued Shares	Par Value	Issued Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total
Balances, October 1, 2004	'	$ '	2,343,733	$2,000	$13,461,000	$(10,117,000)	$3,346,000

Preferred stock issuance	1,240,000	12,000	'	'	3,201,000	(533,000)	2,680,000
Stock issued for exercised stock options	'	'	153,914	'	391,000	'	391,000
Net income (loss)	'	'	'	'	'	(418,000)	(418,000)

Balances, September 30, 2005	1,240,000	12,000	2,497,647	2,000	17,053,000	(11,068,000)	5,999,000

Preferred stock issuance	'	'	'	'	(14,000)	'	(14,000)
Preferred dividends	'	'	'	'	'	(61,000)	(61,000)
Preferred stock conversion	(1,240,000)	(12,000)	1,240,000	1,000	(5,000)	'	(16,000)
Stock issued for exercised stock options	'	'	73,504	1,000	156,000	'	157,000
Net income (loss)	'	'	'	'	'	17,000	17,000

Balances, September 30, 2006	'	$ '	3,811,151	$4,000	$17,190,000	$(11,112,000)	$6,082,000

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$17,000	$(418,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	997,000	811,000
Accretion of deferred rent	35,000	40,000
Minority interest expense	246,000	201,000
Loss (gain) on disposal of property, restaurants and equipment	(57,000)	(22,000)
Write off of future site costs	13,000	'

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	65,000	(68,000)
Inventories	(72,000)	(14,000)
Prepaid expenses and other	(6,000)	(20,000)
Deposits and other assets	(26,000)	15,000
(Decrease) increase in:
Accounts payable	24,000	63,000
Accrued and other liabilities	173,000	123,000
Deferred franchise fees	45,000	(45,000)
Net cash provided by operating activities	1,454,000	666,000
Cash Flows From Investing Activities:
Payments for the purchase of property and equipment	(3,975,000)	(2,770,000)
Proceeds from the sale of assets	651,000	'
Proceeds from sale leaseback transaction	'	1,570,000
Purchase of investments	'	(1,900,000)
Proceeds from sale of investments	1,900,000	'
Loans made to franchisees and to others	(102,000)	'
Payments received on loans to franchisees and to others	144,000	94,000
Net cash (used in) investing activities	(1,382,000)	(3,006,000)
Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long-term debt	(217,000)	(208,000)
Borrowings on notes payable and long-term debt	1,000,000	'
Net repayments on lines-of-credit	'	(305,000)
Proceeds (expenses) from preferred stock offering	(30,000)	2,680,000
Proceeds from exercise of stock options	157,000	391,000
Preferred dividends paid	(61,000)	'
Distributions paid to minority interests in partnerships	(316,000)	(251,000)
Contributions from minority interests in partnerships	245,000	'
Net cash provided by financing activities	778,000	2,307,000
Increase (Decrease) in Cash and Cash Equivalents	850,000	(33,000)
Cash and Cash Equivalents, beginning of period	1,763,000	1,796,000
Cash and Cash Equivalents, end of period	$2,613,000	$1,763,0000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$54,000	$64,000

See accompanying notes to these consolidated financial statements.

  Organization and Summary of Significant Accounting Policies:

  OrganizationGood Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

  Drive Thru commenced operations in 1986 and, as of September 30, 2006, operates 26 company-owned and joint venture drive-thru fast food hamburger restaurants. The Company's restaurants are located in Colorado. In addition, Drive Thru has 18 franchises operating in Colorado, one in Laramie, Wyoming, one in Cheyenne, Wyoming, one in Boise, Idaho and two in North Dakota, and is offering franchises for development of additional Drive Thru restaurants.

  Principles of Consolidation The consolidated financial statements include the accounts of Good Times, its subsidiary and two limited partnerships, in which the Company exercises control as general partner. The Company owns an approximate 51% interest in both partnerships, is the sole general partner and receives a management fee prior to any distributions to the limited partners. Because the Company owns an approximate 51% interest in the partnerships and exercises complete management control over all decisions for the partnerships, except for certain veto rights, the financial statements of the partnerships are consolidated into the Company's financial statements. The equity interests of the unrelated limited partners are shown on the accompanying consolidated balance sheet as minority interest, and the limited partners' shares of net income in the partnerships is shown as minority interest expense in the accompanying consolidated statement of operations. All intercompany accounts and transactions are eliminated.

  Accounting Estimates The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

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

  Impairment of Long-Lived Assets The Company reviews undiscounted cash flows of each restaurant as compared to the net book value of each restaurant's respective properties. If the undiscounted cash flows of each restaurant are less than their respective net book values, the respective properties are written down to their fair market values.

  Sales of Restaurants and Restaurant Equity Interests Sales of restaurants or non-controlling equity interests in restaurants developed by the Company are recorded under either the full accrual method or the installment method of accounting. Under the full accrual method, a gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete without further contingencies. When a sale does not meet the requirements for income recognition, the related gain is deferred until those requirements are met. Under the installment method, the gain is incrementally recognized as principal payments on the related notes receivable are collected. The Company's accounting policy, with regards to the sale of restaurants, is in accordance with SFAS No. 66. If the initial payment is less than the percentages set forth, use of the installment method is required. The Company currently has $31,000 collected from the sale of one restaurant, which did not meet the initial payment test of SFAS No. 66, and the gain from that sale has been deferred and is being recognized ratably in proportion to the payments received on the related note receivable.

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

  Deferred Liabilities Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $485,000 as of September 30, 2006) is reflected in the accompanying consolidated balance sheet as a deferred liability. Also included in the $1,056,000 deferred liability balance is a $540,000 deferred gain on the sale of the building and improvements of two Company-owned restaurants in two separate sale leaseback transactions. The building and improvements were subsequently leased back from the third party purchasers. The gains will be recognized in future periods in proportion to the rents paid on the fifteen and twenty year leases. The remaining balance includes a deferred gain of $31,000 on the sale of a restaurant.

  Opening Costs Opening costs are expensed as incurred.

  Advertising The Company incurs advertising expenses in connection with the marketing of its restaurant operations. Advertising costs are expensed when the related advertising begins.

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

  Accounting for Notes Receivable The Company's notes receivables are all due from franchisees, all of whom are in the restaurant business. All of the notes receivable are collateralized by real estate or equipment and certain of the notes are personally guaranteed by the franchisees. The notes are all term notes with interest accruing at market rates. The Company reviews the notes from time to time to access collectability. The Company has determined that all notes receivable at September 30, 2006 are collectable and allowances for write-downs are not necessary.

  Operating Partner Program Operating Partners in a restaurant share in future increases of their restaurant's cash flows above an established baseline, which is based on the preceding twelve months' cash flow after full allocation of advertising and capital expenses. This program is designed to figuratively put Operating Partners in the shoes of an owner so that a portion of their compensation is derived solely from the improvement in the financial performance of their respective restaurants. The portion of cash flow increases allocable to the Operating Partners are expensed as incurred on a quarterly basis, with a cumulative adjustment made for any months where cash flows fall below the established baselines. Compensation under this program is expensed to restaurant operations as incurred. No other long term benefits accrue or vest to the Operating Partners in this program. Operating Partners are employees at will and are subject to termination from this program if certain operating, customer service and financial objectives are not met.

  Income Taxes Income taxes are recorded in accordance with asset and liability approaches whereby the recognition of deferred tax liabilities and assets are recorded for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities.

  Net Income (Loss) Per Common Share The income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 141,875 shares of common stock were included in computing diluted EPS for 2006. Options for 380,024 shares of common stock as well as the potential conversion of 1,240,000 preferred shares to common shares were not included in computing diluted EPS for 2005 because their effects were antidilutive.

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

  Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. At September 30, 2006, notes receivable totaled $435,000 and are due from eight entities. Additionally, the Company has other current receivables totaling $90,000, which includes $79,000 of franchise receivables.

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

  Comprehensive Income (Loss) Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments. The Company's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

  Stock-Based Compensation Disclosures The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since exercise prices were not less than the fair value of the Company's common stock on the grant dates.

  On August 3, 2006, the Company's Board of Directors, upon the review and recommendation by the Compensation Committee of the Board, approved the acceleration of the vesting, effective August 3, 2006, of outstanding unvested stock options to purchase a total of approximately 108,235 shares of the Company's common stock, representing all outstanding unvested stock options granted under the Company's 2001 Stock Option Plan that are held by current employees, including all executive officers of the Company. Stock options held by the Company's non-employee members of the Board were not accelerated. As a result, the accelerated options, which would otherwise have vested at various times over the next four years, became fully vested on August 3, 2006. The exercise price and duration of each stock option award remain the same.

  The acceleration of vesting only affects stock options granted from October 1, 2002 through October 1, 2005. It does not affect stock options granted prior to October 1, 2002 since those options have already vested. The accelerated options have exercise prices ranging from $2.70 to $5.68 per share, and the weighted average exercise price of the accelerated options is $4.23 per share. Of the stock options that were accelerated, options to purchase approximately 67,835 shares are held by executive officers of the Company, with a weighted average exercise price of $4.34 per share. The closing price of the Company's common stock as reported on the NASDAQ Capital Market on August 2, 2006, the last trading day before approval of the acceleration, was $4.89 per share.

  In connection with the acceleration, the executive officers of the Company entered into Resale Restriction Agreements which generally provide that shares acquired upon the exercise of the accelerated portion of an option cannot be resold before that portion of the option would have otherwise vested under the original vesting terms of the underlying option agreement.

  The purpose of the acceleration was to reduce the amount of non-cash compensation expense that otherwise would have been recognized in future periods following the Company's adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R): (1) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the vesting service period; (2) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (3) will become effective for the Company as of the beginning of its first quarter for the Company's fiscal year ending September 30, 2007. The future expense that is eliminated as a result of the acceleration is estimated to be a total of approximately $243,000, before the effect of income taxes.

  Had compensation cost been determined based on the fair value at the grant dates for these awards and consistent with the fair value method allowed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the following pro forma amounts:

	Years Ended September 30,
	2006	2005

Net income (loss):
As reported	$17,000	$(951,000)
Pro forma expense, net of tax	(380,000)	(95,000)
Pro forma net loss	(363,000)	(1,046,000)

Net income (loss) per common share:
As reported	$.01	$(.40)
Pro forma	(.12)	(.44)

  The fair value of each employee option granted in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended September 30,
	2006	2005

Expected volatility	45%	58%
Risk-free interest rate	4.59%	4.19%
Expected dividends	'	'
Expected terms (in years)	5-10	5-10

  Variable Interest Entities In December 2003, the FASB finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities An Interpretation of ARB51" (FIN 46R). FIN 46R expands the scope of ARB51 and can require consolidation of "variable interest entities" (VIEs). Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company has several franchisees with notes payable to the Company. These franchisees are variable interest entities as defined by FIN 46R, however, the Company is not the primary beneficiary of these entities. Therefore they are not required to be consolidated under FIN 46R.

  New Accounting Pronouncements In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation." The revised statement requires public entities to measure liabilities incurred to employees in share-based payment transactions at fair value. This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which is our fiscal year beginning October 1, 2006. The adoption of the pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

  In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods- financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005, which is our fiscal year beginning October 1, 2006. The adoption of SFAS No. 154 will not have a material impact on the Company's consolidated financial position or results of operations.

  In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year beginning October 1, 2007. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

  On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year beginning October 1, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

  Notes Receivable:

  Notes receivable consists of the following as of September 30, 2006:

Notes receivable from franchisees related to the sale of restaurants; 8.15% interest per annum; monthly payments of principal and interest are due in the amount of approximately $3,100; final payment due in 2017; collateralized by a second interest in buildings and equipment and guaranteed by an individual.	$271,000

Notes receivable from franchisees related to installation of certain equipment; 8.5% to 10% interest per annum; monthly payments of principal and interest are due in the amount of approximately $4,700; final payment due in 2010; collateralized by all fixtures and equipment of the related restaurants.	116,000

Other, various terms	48,000
435,000
Less current portion	(97,000)
Notes receivable, net of current portion	$338,000

  Debt:

Note payable with PFGI II, LLC with monthly payments of interest (prime rate +2%) with all unpaid principal due on July 10, 2008. The loan is secured by four separate Leasehold Deeds of Trust, Security Agreement and Assignment of Rents and Fixture Filings related to four separate corporate restaurants. The promissory note constitutes a revolving line of credit which may be advanced, repaid and re-advanced from time to time. The maximum available under this line is $1,000,000.	$1,000,000

Note payable with GE Capital Business Asset Funding with monthly payments of principal and interest (7.83%) due in the amount of $18,600 with the final payment due in November 2008. The loan is collateralized by the building, leasehold interest and equipment of two Good Times Restaurants and all custard equipment and signage purchased under the note.	443,000

Note payable with GE Capital Business Asset Funding with monthly principal and variable interest (interest rate at September 30, 2006 was 9.25%), with the final payment due January 2009. The loan is collateralized by the building, leasehold interest and equipment at one Good Times Restaurant.	66,000

Other, various terms	13,000
1,522,000
Less current portion	(229,000)
$1,293,000

  As of September 30, 2006, principal payments on debt became due as follows:

Years Ending September 30,

2007	$229,000
2008	1,247,000
2009	46,000

$1,522,000

  In connection with certain of the above loans, the Company has agreed to certain covenants, which includes minimum tangible net worth and minimum cash flows, as defined in the agreements. As of September 30, 2006, the Company was in compliance with its loan covenants.

  Other Accrued Liabilities:

  Other accrued liabilities consist of the following at September 30, 2006:

Wages and other employee benefits	$298,000
Taxes, other than income tax	456,000
Other	88,000

$842,000

  Commitments and Contingencies:

  The Company's office space, and the land and buildings related to the Drive Thru restaurant facilities are classified as operating leases and expire over the next 18 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2006 and 2005.

  Following is a summary of operating lease activities:

Year Ended September 30, 2006

Minimum rentals	$1,970,000
Less sublease rentals	(402,000)

Net rent paid	$1,568,000

  As of September 30, 2006, future minimum rental commitments required under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ending September 30,

2007	$2,178,000
2008	2,150,000
2009	2,103,000
2010	1,829,000
2011	1,661,000
Thereafter	11,818,000
21,739,000
Less sublease rentals	(2,348,000)

$19,391,000

  The Company is contingently liable on several ground leases that have been subleased or assigned to franchisees. The subleased and assigned leases expire between 2008 and 2021. The Company has never experienced any losses from these contingent lease liabilities.

  The Company was a guarantor on a franchisee's Small Business Administration note payable with a bank. The note payable was paid in full by the franchisee in October 2006. The Company has no other guarantees related to franchisees.

  Financing Transactions:

  In September 2005, the Company completed a sale-leaseback transaction concerning a company-owned restaurant that opened in September 2005. The net proceeds to the Company were approximately $1,600,000 and resulted in a gain of $23,000. The transaction resulted in an operating lease and therefore the cost of the land, building and improvements are not reflected in the Consolidated Balance Sheet of the Company.

  In November 2005, the Company purchased the land, building, improvements and equipment from a franchisee for $1,121,000, for a restaurant located in Colorado Springs, Colorado. The Company simultaneously sold the land, building and Improvements (excluding the equipment) to a third party in a sale-leaseback transaction for $1,115,000 in net proceeds and was reopened as a co-branded restaurant in February 2006 operating under the co-brand test agreement with Taco John's International. The sale-leaseback transaction resulted in a $96,000 gain which has been deferred and will be recognized in income over the life of the lease. The transaction resulted in an operating lease and therefore the cost of the land, building and improvements are not reflected in the consolidated balance sheet of the Company.

  In March 2006, we entered into an operating agreement to form a limited liability company with an unrelated third party to jointly develop and operate a Good Times Restaurant in downtown Denver, Colorado. The Company owns 51% of the entity, is the managing member and has therefore, fully consolidated the operations in its financial statements. The Company contributed $255,000 to the limited liability company while the other unrelated third party member contributed $245,000. The restaurant opened in July 2006.

  In July 2006, the Company purchased the equipment and improvements from a franchisee for total consideration of $329,000, which included forgiving a note receivable due from the franchisee in the amount of $77,000, payment in full of the franchisee's note payable with GE Capital in the amount of $140,000, and cash of approximately $112,000. The assets of the restaurant have been recorded on the Company's books at the fair market value of $296,000, resulting in the recording of goodwill in the amount of $33,000. Beginning in July 2007, the goodwill will be subject to an impairment test each year.

  Managed Limited Partnerships:

  Drive Thru is the general partner of two limited partnerships that were formed to develop Drive Thru restaurants. Limited partner contributions have been used to construct new restaurants. Drive Thru, as a general partner, generally receives an allocation of approximately 51% of the profit and losses and a fee for its management services. The limited partners' equity has been recorded as a minority interest in the accompanying consolidated financial statements.

  Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30, 2006:

	Current	Long Term
Deferred assets (liabilities):
Tax effect of net operating loss carryforward		$$1,571,000
Partnership basis difference		207,000
Deferred revenue		217,000
Property and equipment basis differences		52,000
Other accrued liability difference	11,000
Net deferred tax assets	11,000	2,047,000
Less valuation allowance*	(11,000)	(2,047,000)

Net deferred tax assets	$ '	$ '

* The valuation allowance increased by $119,000 during the year ended September 30, 2006.

The Company has net operating loss carryforwards of approximately $4,128,000 for income tax purposes which expire from 2007 through 2025. The use of these net operating loss carryforwards may be restricted due to changes in ownership.

Total income tax expense for the years ended 2006 and 2005 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2006	2005

Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$6,000	$(142,000)
State income tax, net of federal tax benefit	1,000	(14,000)
Effect of change in valuation allowance	119,000	94,000
Permanent differences	(87,000)	5,000
Other	(39,000)	57,000

Provision for income taxes	$ '	$ '

  Related Parties:

A significant stockholder has entered into two franchise and management agreements with the Company. The Company also leases office space from this stockholder under a lease agreement which expires in 2007. Rent paid to the stockholder in 2006 and 2005 for office space was $53,000 and $49,000, respectively. One of the Company's Board members is a principal of the stockholder.

  Stockholders' Equity:

  Preferred Stock The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

  On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A current significant stockholder purchased 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000. Net proceeds of approximately $2,666,000 include $133,336 paid to Eric W. Reinhard (Board Chairman) for a fee related to raising capital. The Company had certain mandatory conversion rights which were exercised on June 8, 2006. The preferred shares accrued dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. A declared dividend of $25,000 for the period from February 10, 2006 to March 31, 2006 was paid on May 15, 2006. Upon the mandatory conversion of the preferred shares to common shares on June 8, 2006 dividends of $35,000 were paid for the period April 1, 2006 to June 8, 2006. Legal and other fees associated with the mandatory conversion of approximately $17,000 were incurred and are shown as a reduction in the capital in excess of par value in the accompanying condensed consolidated statement of stockholders' equity. The Series B Preferred Stock had a beneficial conversion feature because the quoted market price of Good Times Restaurants' common stock on the commitment date was higher than the conversion price of $2.50. The imputed preferred stock dividend at the commitment date was $533,000 (1,240,000 shares multiplied by the difference in the market value at the commitment date of $2.93 and the conversion price of $2.50). This amount was reflected in the September 30, 2005 financial statements as an increase of the net loss available to common stockholders. We are using the net proceeds from the preferred stock offering for the development of new restaurants and for the refurbishment of existing restaurants.

  Common Stock Dividend Restrictions As long as at least two-thirds of the shares of common stock into which the Series B Preferred Stock was converted remains held by the former holders of such converted Series B Preferred Stock, without the written consent or affirmative vote of the holders of three-quarters of the then outstanding votes of the shares of the Series B Preferred Stock and the shares of the common stock, the Company cannot institute any payment of cash dividends or other distributions on any shares of common stock.

  Stock Option Plans The Company has a stock option plan (the "2001 Stock Option Plan") whereby 131,205 shares are available for future grants as either incentive stock options or non-statutory stock options. No further shares are available for future grants under the Company's 1992 Incentive Stock Option Plan and the 1992 Non-Statutory Stock Option Plan.

  Incentive Stock Options The following is a summary of activity under the Company's stock option plans for the years ended September 30, 2006 and 2005.

	2006		2005

	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year
  322,995
		$2.82	429,110	$2.86
Canceled	(1,040)	$3.20	(7,495)	$2.77
Exercised	(46,455)	$2.35	(138,895)	$2.63
Granted	45,275	$5.68	40,275	$3.11

Outstanding, end of year	320,775	$3.25	322,995	$2.82

  The intrinsic value of incentive stock options exercised were $144,000 and $303,000 as of September 30, 2006 and 2005, respectively.

  The aggregate intrinsic value of all outstanding and exercisable incentive stock options was $945,000 as of September 30, 2006.

  Subsequent to September 30, 2006, the Company granted 52,775 options to employees at an exercise price of $6.38.

  For incentive stock options granted during 2006 and 2005, the weighted average fair value per option was approximately $4.05 and $2.41, respectively. All options granted in 2006 and 2005 had an exercise price equal to the market price on the date of grant.

  All outstanding incentive stock options as of September 30, 2006 were fully exercisable pursuant to the Board of Directors' resolution passed on August 3, 2006. If not previously exercised, options outstanding at September 30, 2006 will expire as follows:

Years Ending September 30,
  Number of Shares
		Weighted Average Exercise Price
2008	10,843	$ 2.50
2009	80,953	$ 3.36
2010	37,752	$ 3.12
2011	4,080	$ 1.38
2012	59,760	$ 1.75
2013	18,497	$ 2.70
2014	23,850	$ 3.60
2015	39,765	$ 3.11
2016	45,275	$ 5.68

Total	320,775

  Non-Qualified Stock Options The Company has also granted non-qualified options which are summarized as follows for the years ended September 30, 2006 and 2005:

	2006		2005

  Number of Shares
		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
  Outstanding, beginning of year
	57,049	$2.29	100,049	$2.21
Granted	10,000	$5.68	16,000	$3.17
Exercised	(27,049)	$1.75	(15,000)	$1.73
Cancelled	(2,000)	$1.38	(44,000)	$2.61

Outstanding, end of year	38,000	$3.61	57,049	$2.29

  The intrinsic value of non-qualified stock options exercised were $93,000 and $35,000 as of September 30, 2006 and 2005, respectively.

  The aggregate intrinsic value of all outstanding and exercisable non-qualified stock options was $144,000 as of September 30, 2006.

  Subsequent to September 30, 2006, the Company granted 10,000 options at an exercise price of $6.38 to directors.

  For non-qualified stock options granted during 2006 and 2005, the weighted average fair value per option was approximately $2.71 and $1.86, respectively. All non-qualified stock options were granted at an exercise price equal to market price on the date of grant.

  All outstanding non-qualified options were exercisable at September 30, 2006. If not previously exercised, non-qualified options outstanding at September 30, 2006 will expire as follows:

Years Ending September 30,	Number of Shares	Weighted Average Exercise Price
  2007
	6,000	$1.75
2008	6,000	$2.70
2009	6,000	$3.60
2010	10,000	$3.20
2011	10,000

		$5.68

Total	38,000

  Retirement Plan:

The Company has a 401(k) profit sharing plan (the "Plan"). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation. The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company made matching contributions of $30,000 and $17,000 in fiscal 2006 and fiscal 2005, respectively. All matching contributions are made in cash.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There was no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8b. Other Information

Nothing to report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item concerning our directors and executive officers is incorporated by reference to the information provided under the captions "Election of Directors" and "Nominees for Election of Directors" and "Executive Officers" in our definitive proxy statement for the annual meeting of stockholders, to be held on February 2, 2007 and to be filed within 120 days from September 30, 2006.

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information provided under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the annual meeting of stockholders, to be held on February 2, 2007 and to be filed within 120 days from September 30, 2006.

Item 10. Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the captions "Directors' Compensation" and "Executive Compensation" in our definitive proxy statement for the annual meeting of stockholders to be held on February 2, 2007 and to be filed within 120 days from September 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption "Stock Ownership of Principal Stockholders and Management" in our definitive proxy statement for the 2007 annual meeting of stockholders to be filed within 120 days from September 30, 2006.

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

Item 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2007 annual meeting of stockholders to be filed within 120 days from September 30, 2006.

Item 13. Exhibits

The following exhibits are furnished as part of this report:

Exhibit Description

3.1 Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant's Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2 Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3 Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 000-18590) incorporated herein by reference)

3.4 Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

4.1 Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

10.1 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants Inc. as guarantor in the amount of $254,625 (previously filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.2 Form of Promissory Note dated November 3, 1995 by and between AT&T Commercial Finance Corporation, Boise Co-Development Limited Partnership, Good Times Good Times Inc. as general partner, and Good Times Restaurants as guarantor in the amount of $104,055 (previously filed as Exhibit 10.35 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.3 Registration Rights Agreement dated May 31, 1996 regarding registration rights of the common stock issuable upon conversion of the Series A Convertible Preferred Stock (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.4 Amendment and Agreement regarding Series A Convertible Preferred Stock by and between Good Times Restaurants Inc. and The Bailey Company dated December 3, 1997, effective as of October 31, 1997 (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.5 Indemnification by Dr. Kenneth Dubach to Good Times Good Times Inc. dated December 10, 1996 with respect to the promissory note of the Boise Co-Development Limited Partnership dated November 3, 1995 in the original amount of $254,625 and the promissory note dated November 3, 1995 in the original amount of $104,055 (previously filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.6 Office lease (previously filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.7 The Bailey Company Guaranty Agreement (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.8 1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.9 1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.10 The Bailey Company Private Placement Letter Agreement dated March 12, 1999 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (File No. 000-18590) and incorporated herein by reference)

10.11 Warrant dated April 15, 1999 Issued to The Bailey Company, LLLP for the Purchase of 25,000 Shares of Common Stock of Good Times Restaurants Inc. (previously filed as Exhibit 4.2 to Amendment No. 4 to Schedule 13D filed on June 7, 1999 by The Bailey Company, LLLP, The Erie County Investment Co., and Paul T. Bailey (File No. 005-42729) and incorporated herein by reference)

10.12 Merrill Lynch Commitment Letter dated November 17, 1999 for Line of Credit (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 (File No. 000-18590) and incorporated herein by reference)

10.13 GE Capital Term Note dated November 14, 2001 (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (File No. 000-18590) and incorporated herein by reference)

10.14 GE Capital Note dated November 14, 2001 (previously filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001 (File No. 000-18590 and incorporated herein by reference)

10.15 Employment Agreement dated October 3, 2001 between the registrant and Boyd E. Hoback

10.16 Wells Fargo Credit Agreement (previously filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

10.17 Form of Option Agreement (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.18 Form of Option Grant Notice (previously filed as Exhibit 10.19 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.19 Cash Bonus Plan for Boyd Hoback (previously filed as Exhibit 10.20 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.20 Securities Purchase Agreements (previously filed on the registrant's Current Report on Form 8-K dated January 3, 2005 (File No. 000-18590) and incorporated herein by reference)

10.21 Amendment to Securities Purchase Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 27, 2005 (File No. 000-18590) and incorporated herein by reference)

10.22 2001 Stock Option Plan, as amended (previously filed as Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on May 23, 2005 (Registration No. 333-125150) and incorporated herein by reference)

10.23 Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on February 17, 2005 (Registration No. 333-122890) and incorporated herein by reference

10.24 Amendment No. 1 to Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on April 4, 2005 (Registration No. 333-122890) and incorporated herein by reference

10.25 Conversion of Series B Convertible Preferred Stock (previously filed as Exhibit 99.1 to the registrant's Form 8-K Report dated June 8, 2006 (File No. 000-18590) and incorporated herein by reference)

10.26 Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated August 7, 2006 (File No. 000-18590) and incorporated herein by reference)

10.27 Acceleration of Vesting of Stock Options and Form of Resale Restriction Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated August 8, 2006 (File No. 000-18590) and incorporated herein by reference)

14.1 Code of Ethics (previously filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

21.1 Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

23.1 *Consent of HEIN & ASSOCIATES LLP

31.1 *Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

31.2 *Certification of Controller pursuant to 18 U.S.C. Section 1350

32.1 *Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350

*Filed herewith.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption "Independent Accountants" in our definitive proxy statement for the 2007 annual meeting of stockholders to be filed within 120 days from September 30, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOOD TIMES RESTAURANTS INC.
Date: December 27, 2006	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Eric W. Reinhard	/s/ Boyd E. Hoback
Eric W. Reinhard, Chairman and Chief Development Officer Date: December 27, 2006	Boyd E. Hoback, Director and President and CEO Date: December 27, 2006

/s/ Geoffrey R. Bailey	/s/ Susan M. Knutson
Geoffrey R. Bailey, Director Date: December 27, 2006	Susan M. Knutson, Controller and Principal Financial Officer Date: December 27, 2006

/s/ Ron Goodson	/s/ Richard J. Stark
Ron Goodson, Director Date: December 27, 2006	Richard J. Stark, Director Date: December 27, 2006

/s/ David Grissen	/s/ Alan A. Teran
David Grissen, Director Date: December 27, 2006	Alan A. Teran, Director Date: December 27, 2006