Form 10QSB
period 2006-12-31
GOOD TIMES RESTAURANTS INC
filed 2007-02-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2006
Commission file number: 0-18590

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of stock outstanding at February 14, 2007.

3,840,227 SHARES OF COMMON STOCK, .1 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended December 31, 2006
	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2006 and September 30, 2006	3 - 4

	Condensed Consolidated Statements of Operations -
	For the three months ended December 31, 2006 and 2005	5

	Condensed Consolidated Statements of Cash Flow -
	For the three months ended December 31, 2006 and 2005	6

	Notes to Financial Statements	7 - 9

Item 2.	Management's Discussion and Analysis	9 - 14

Item 3.	Quantitive and Qualitive Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information.	15

Item 6.	Exhibits and Reports on Form 8-K	15

	SIGNATURES	15

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 32.1

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)
	December 31,	September 30,
	2006	2006
CURRENT ASSETS:
Cash and cash equivalents	$1,492,000	$2,613,000
Receivables	145,000	90,000
Prepaid expenses and other	30,000	43,000
Inventories	200,000	204,000
Notes receivable	92,000	97,000
Total current assets	1,959,000	3,047,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	4,902,000	4,863,000
Leasehold improvements	3,543,000	3,501,000
Fixtures and equipment	7,301,000	7,224,000
	15,746,000	15,588,000

Less accumulated depreciation and amortization	(8,681,000)	(8,386,000)
	7,065,000	7,202,000
OTHER ASSETS:
Notes receivable, net of current portion	318,000	338,000
Deposits and other assets	108,000	106,000
	426,000	444,000

TOTAL ASSETS	$9,450,000	$10,693,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 242,000	$ 229,000
Accounts payable	229,000	267,000
Deferred income	169,000	162,000
Other accrued liabilities	857,000	842,000
Total current liabilities	1,497,000	1,500,000

LONG-TERM LIABILITIES:
Debt, net of current portion	250,000	1,293,000
Deferred liabilities	1,027,000	1,023,000
Total long-term liabilities	1,277,000	2,316,000

MINORITY INTERESTS IN PARTNERSHIPS	745,000	795,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)
	December 31,	September 30,
	2006	2006
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2006 and
December 31, 2006	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,840,227 shares issued and
Outstanding as of December 31, 2006 and
3,811,151 shares issued and outstanding as
of September 30, 2006	4,000	4,000

Capital contributed in excess of par value	17,298,000	17,193,000
Accumulated deficit	(11,371,000)	(11,115,000)
Total stockholders' equity	5,931,000	6,082,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,450,000	$10,693.000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
For the Three Months Ended December 31,
	2006	2005

NET REVENUES:
Restaurant sales, net	$5,167,000	$4,252,000
Franchise revenues	126,000	110,000
Total net revenues	5,293,000	4,362,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,579,000	1,367,000
Payroll and other employee benefit costs	1,799,000	1,459,000
Occupancy and other operating costs	1,052,000	852,000
Accretion of deferred rent	10,000	9,000
Opening costs	-	41,000
Depreciation and amortization	299,000	215,000
Total restaurant operating costs	4,739,000	3,943,000

General and administrative costs	459,000	445,000
Advertising costs	328,000	266,000
Gain on sale of restaurant building	(8,000)	(30,000)

LOSS FROM OPERATIONS	(225,000)	(262,000)

OTHER INCOME AND (EXPENSES)
Minority income (expense), net	(12,000)	(32,000)
Interest, net	15,000	26,000
Other, net	(36,000)	(54,000)
Total other income and (expenses)	(33,000)	(60,000)

NET LOSS	($258,000)	($322,000)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (.07)	$ (.13)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS
USED IN PER SHARE CALCULATION:

BASIC AND DILUTED	3,818,738	2,501,774

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
For the Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($258,000)	($322,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	299,000	217,000
Stock based compensation expense	19,000	-
Accretion of deferred rent	10,000	9,000
Minority interest	12,000	32,000
Recognition of deferred (gain) on sale of restaurant building	(8,000)	(6,000)
(Gain) on sale of restaurant property	-	(24,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(42,000)	58,000
Inventories	4,000	(30,000)
Deposits and other	-	(5,000)
(Decrease) increase in:
Accounts payable	(38,000)	55,000
Accrued liabilities and deferred income	17,000	55,000
Net cash provided by operating activities	15,000	39,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(131,000)	(1,078,000)
Sale of investments	-	1,900,000
Loans made to franchisees and to others	-	(74,000)
Payments received on loans to franchisees and to others	25,000	43,000
Net cash provided by (used in) investing activities	(106,000)	791,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(57,000)	(54,000)
Repayments on revolving lines of credit	(1,000,000)	-
Preferred stock offering expenses	-	(14,000)
Proceeds from exercise of options	89,000	12,000
Distributions, net of contributions paid to minority interests in partnerships	(62,000)	(58,000)
Net cash used in financing activities	(1,030,000)	(114,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,121,000)	716,000

CASH AND CASH EQUIVALENTS, beginning of period	$2,613,000	$1,763,000

CASH AND CASH EQUIVALENTS, end of period	$1,492,000	$2,479,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 13,000	$ 14,000
Purchase of equipment with debt	$ 27,000	$ 0

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2006, the results of its operations and its cash flows for the three month period ended December 31, 2006. Operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

The condensed consolidated balance sheet as of September 30, 2006 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2006.

Stock-Based Compensation

Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Under the provisions of SFAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

On August 3, 2006, the Company's Board of Directors, upon the review and recommendation by the Compensation Committee of the Board, approved the acceleration of the vesting, effective August 3, 2006, of outstanding unvested stock options to purchase a total of approximately 108,235 shares of the Company's common stock, representing all outstanding unvested stock options granted under the Company's 2001 Stock Option Plan that are held by current employees, including all executive officers of the Company. Stock options held by the Company's non-employee members of the Board were not accelerated. As a result, the accelerated options, which would otherwise have vested at various times over the next four years, became fully vested on August 3, 2006. As a result there were no unvested options outstanding as of October 1, 2006.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during fiscal 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Our net loss for the three months ended December 31, 2006 includes $19,000 of compensation costs related to our stock-based compensation arrangements.

During the three months ended December 31, 2006, we granted 12,000 non-statutory stock options and 52,775 incentive stock options both with exercise prices of $6.38. The per share weighted average fair values were $3.83 for non-statutory stock option grants and $3.66 for incentive stock option grants.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:
	Incentive Stock Options	Non-Statutory Stock Options
Expected term (years)	6.0	6.7
Expected volatility	56%	56%
Risk-free interest rate	4.6%	4.6%
Expected dividends	0	0

We estimate expected volatility based on historical weekly price changes of our common stock for a period equal to the current expected term of the options. The risk-free interest rate is based on the United States treasury yields in effect at the time of grant corresponding with the expected term of the options. The expected option term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and our historical exercise patterns.

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the quarter ended December 31, 2006.

A summary of incentive stock option activity under our share-based compensation plan for the quarter ended December 31, 2006 is presented in the following table:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	320,775	$3.25
Granted	52,775	$6.38
Exercised	(23,076)	$2.69
Forfeited or expired	0	-
Outstanding Dec 31, 2006	350,474	$3.72	5.7	$821,000

Exercisable Dec 31, 2006	297,699	$3.24	5.0	$821,000

A summary of non-statutory stock option activity under our share-based compensation plan for the quarter ended December 31, 2006 is presented in the following table:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	38,000	$3.61
Granted	12,000	$6.38
Exercised	(6,000)	$1.75
Forfeited or expired	0	-
Outstanding Dec 31, 2006	44,000	$4.62	7.5	$65,000

Exercisable Dec 31, 2006	44,000	$4.62	7.5	$65,000

As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $211,000 and is expected to be recognized over a weighted average period of 4.2 years.

The total intrinsic value of incentive and non-statutory stock options exercised during the three months ended December 31, 2006, was $60,000 and $24,000 respectively. Cash received from stock option exercises for the three months ended December 31, 2006 was $89,000.

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

Preferred Stock Offering

On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock. A current significant stockholder purchased 180,000 of the shares of Series B Preferred Stock. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000. Net proceeds of approximately $2,666,000 included $133,336 paid to Eric W. Reinhard (Board Chairman) for a fee related to raising capital. We had certain mandatory conversion rights which were exercised on June 8, 2006. The preferred shares accrued dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. A declared dividend of $25,000 for the period from February 10, 2006 to March 31, 2006 was paid on May 15, 2006. Upon the mandatory conversion of the preferred shares to common shares on June 8, 2006 dividends of $35,000 were paid for the period April 1, 2006 to June 8, 2006.

Restaurant Locations

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

In fiscal 2006 we opened one new company-owned restaurant in Thornton, Colorado in December 2005, one new co-developed restaurant in downtown Denver, Colorado in July 2006, and one new company-owned dual branded restaurant in Loveland, Colorado in August 2006. On December 1, 2005 we purchased an existing Good Times restaurant from a franchisee and converted the restaurant to the dual brand format. The remodeled restaurant, in Colorado Springs, Colorado, re-opened as a dual brand in February 2006. We purchased another existing Good Times franchised restaurant in July 2006. One new franchised Good Times restaurant opened in Colorado Springs, Colorado in June 2006, and four new franchised dual brand restaurants opened during the fiscal year; one in Ft. Collins, Colorado in December 2005, one in Bismarck, North Dakota in January 2006, one in Williston, North Dakota in August 2006 and one in Windsor, Colorado in September 2006. Three additional dual brand restaurants are under development and we anticipate opening and franchising a total of four to five dual branded restaurants in fiscal 2007. Three additional Good Times restaurants (two co-owned and one franchise) are under development. We anticipate accelerating the acquisition of sites for company owned development in fiscal 2007 and beyond in Colorado and in one new market.

The following presents certain historical financial information of our operations. This financial information includes results for the three months ended December 31, 2005 and results for the three months ended December 31, 2006.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2006 increased $931,000 (21.3%) to $5,293,000 from $4,362,000 for the three months ended December 31, 2005. Same store restaurant sales decreased $199,000 (5.6%) during the three months ended December 31, 2006 for the restaurants that were open for the full periods ending December 31, 2006 and December 31, 2005. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with co-branded restaurants excluded. Restaurant sales increased $1,048,000 due to seven new or acquired company-owned restaurants. Three were purchased from existing franchisees in fiscal 2005 and 2006 and four new restaurants were opened beginning in late fiscal 2005 through fiscal 2006. Restaurant sales increased $66,000 due to one non-traditional company-owned restaurant not included in same store sales.

Our same store restaurant sales were severely impacted by adverse weather conditions in the Denver, Colorado metropolitan area in December 2006. The severe weather caused store closures and limited operating hours on two separate occasions during December. December 2006 was the fifth snowiest month on record in the Denver area, and the eighth coldest on record as well. Management estimates that lost sales due to the storms were approximately $268,000 in its company-owned and co-developed restaurants. The estimate is based on sales trends prior to the severe weather.

Franchise revenues increased $16,000 to $126,000 from $110,000 for the three months ended December 31, 2005 due to an increase in franchise royalties offset by a decrease in franchise fee income. Same store franchise restaurant sales decreased 5.7% during the three months ended December 31, 2006 for the franchise restaurants that were open for the full periods ending December 31, 2006 and December 31, 2005. Franchise restaurant sales increased $215,000 during the three months ended December 31, 2006 for one Good Times restaurant that opened in June 2006 and co-branded franchise restaurant sales increased $388,000 during the three months ended December 31, 2006 due to the opening of four new restaurants in fiscal 2006.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 91.7% during the three months ended December 31, 2006 compared to 92.7% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the three month period ended December 31, 2005	92.7%
Decrease in food and packaging costs	(1.6%)
Increase in payroll and other employee benefit costs	.5%
Increase in occupancy and other operating costs	.3%
Increase in depreciation and amortization	.7%
Decrease in opening costs	(.9%)
Restaurant-level costs for the three month period ended December 31, 2006	91.7%

Food and Packaging Costs

For the three months ended December 31, 2006 our food and paper costs, increased $212,000 to $1,579,000 (30.6% of restaurant sales) from $1,367,000 (32.1% of restaurant sales) compared to the same prior year period. Food and packaging costs decreased as a percentage of restaurant sales primarily due to: 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new purchasing agreements; and, 4) reductions in commodity costs compared to the same prior year period. We anticipate stable to moderate decreases to food and packaging costs as a percentage of sales for the balance of fiscal 2007 from limited menu price increases.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2006 our payroll and other employee benefit costs increased $340,000 to $1,799,000 (34.8% of restaurant sales) from $1,459,000 (34.3% of restaurant sales) compared to the same prior year period. The increase in payroll and other employee benefit expenses as a percent of restaurant sales is partially the result of decreased same store sales for the period. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate. The current three-month period ending December 31, 2006 includes five additional company-owned restaurants opened or acquired in fiscal 2006 that represent $342,000 of the increase compared to the same prior year period. The new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels. The co-brand restaurants also have a higher labor cost as a percent of sales.

Occupancy and Other Operating Costs

For the three months ended December 31, 2006 our occupancy and other operating costs increased $200,000 to $1,052,000 (20.4% of restaurant sales) from $852,000 (20% of restaurant sales) compared to the same prior year period. The current three month period ending December 31, 2006 includes five additional company-owned restaurants opened or acquired in fiscal 2006 that represent $211,000 of the increase compared to the same prior year period. Occupancy and other operating costs will continue to increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

Opening Costs

For the three months ended December 31, 2006, new store opening costs were $0 compared to $41,000 for the same prior year period. The costs in the prior year period were associated with a company-owned restaurant that opened in late December 2005 as well as the remodeling of a company-owned restaurant in Silverthorne, Colorado. The restaurant in Silverthorne, Colorado was remodeled to add a Dazbog co-branded coffee operation. Each new company-owned restaurant developed in fiscal 2007 will have approximately $50,000 of pre-open expenses.

Depreciation and Amortization

For the three months ended December 31, 2006 depreciation and amortization increased $84,000 to $299,000 (5.8% of restaurant sales) from $215,000 (5% of restaurant sales) compared to the same prior year period. The $84,000 increase in depreciation and amortization for the three months ended December 31, 2006 is primarily due to the addition of five company-owned restaurants.

General and Administrative Costs

For the three months ended December 31, 2006, general and administrative costs increased $14,000 to $459,000 (8.7% of total revenues) from $445,000 (10.2% of total revenues) for the same prior year period. The increase in general and administrative costs compared to the same prior year period is primarily attributable to increases in payroll and employee benefit costs and stock-based compensation cost, offset by decreases in professional services and training and recruiting costs.

Advertising Costs

For the three months ended December 31, 2006 advertising costs increased $62,000 to $328,000 (6.3% of restaurant sales) from $266,000 (6.3% of restaurant sales) for the same prior year period. The increase in advertising costs is primarily due to the increase in restaurant sales. Contributions are made to the cooperative based on sales.

Loss From Operations

We had a loss from operations of ($225,000) in the three months ended December 31, 2006 compared to a loss from operations of ($262,000) for the same prior year period. The decrease in loss from operations of $37,000 is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections of Item 2.

Net Loss

The net loss was ($258,000) for the three months ended December 31, 2006 compared to a net loss of ($322,000) for the same prior year period. We estimate that the December storms reduced net income by approximately $70,000 - $80,000 based on our historical flow through to net income on incremental sales. The change from the three month period ended December 31, 2005 to December 31, 2006 was primarily attributable to the decrease in loss from operations for the three months ended December 31, 2006, as well as: 1) a decrease in net interest income of $11,000 compared to the same prior year period; 2) a decrease in minority interest expense of $20,000 compared to the same prior year period; and, 3) a decrease in other expenses of $18,000 compared to the same prior year period. The decrease in other expenses is primarily attributable to a $15,000 legal expense in the prior year period related to the settlement of a minor civil suit.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2006, we had $1,492,000 cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants. We believe that the current cash on hand and additional cash expected from operations in fiscal 2007 will be sufficient to cover our working capital requirements for fiscal 2007.

As of December 31, 2006, we had working capital of $462,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

We are currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We anticipate opening three company-owned Good Times or co-branded restaurants in 2007. We also anticipate increasing the level of reinvestment in existing company-owned and joint venture restaurants to upgrade the exterior building image and improve the patios.

Cash Flows

Net cash provided by operating activities was $15,000 for the three months ended December 31, 2006. The net cash provided by operating activities for the three months ended December 31, 2006 was the result of a net loss of ($258,000) and non-cash reconciling items totaling $273,000 (comprised of depreciation and amortization of $299,000, minority interest of $12,000 and a net decrease in other operating assets and liabilities of $38,000).

Net cash provided by operating activities was $39,000 for the three months ended December 31, 2005. The net cash provided by operating activities for the three months ended December 31, 2005 was the result of a net loss of ($322,000) and non-cash reconciling items totaling $361,000 (comprised of depreciation and amortization of $217,000, minority interest of $32,000, an increase in accounts payable of $55,000 and a net decrease in other operating assets and liabilities of $57,000).

Net cash used in investing activities for the three months ended December 31, 2006 was $106,000 which reflects payments of $131,000 for the purchase of property and equipment (including $77,000 for new store development and $54,000 for miscellaneous restaurant related capital expenditures) and $25,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended December 31, 2005 was $791,000, which reflects payments of $1,078,000 for the purchase of property and equipment (including $834,000 for new store development; $199,000 for remodeled restaurant costs; and, $45,000 for miscellaneous restaurant related capital expenditures); $1,900,000 for the sale of investments; $74,000 in loans made to franchisees and others; and, $43,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended December 31, 2006 was $1,030,000, which includes principal payments on notes payable and long term debt of $57,000; a repayment on our revolving line of credit of $1,000,000; net distributions to minority interests in partnerships of $62,000; and, paid in capital activity of $89,000, related to the exercise of stock options.

Net cash used in financing activities for the three months ended December 31, 2005 was $114,000, which includes principal payments on notes payable and long term debt of $54,000; distributions to minority interests in partnerships of $58,000; paid in capital activity of $12,000, related to the exercise of stock options; and, $14,000 for preferred stock offering expenses

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities.

Impact of Inflation

We experienced a moderation in commodity costs during fiscal 2005 and 2006. It is anticipated that we will take moderate price increases during fiscal 2007, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in January, February and March.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for the quarter ended December 31, 2006

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2006.

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
DATE: February 14, 2007
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson

Susan M. Knutson Controller