Form 10QSB
period 2007-03-31
GOOD TIMES RESTAURANTS INC
filed 2007-05-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2007
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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of stock outstanding at May 14, 2007.

3,840,427 SHARES OF COMMON STOCK, .1 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended March 31, 2007
	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2007 and September 30, 2006	3 - 4

	Condensed Consolidated Statements of Operations -
	For the three and six months ended March 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flow -
	For the three and six months ended March 31, 2007 and 2006	6

	Notes to Financial Statements

Item 2.	Management's Discussion and Analysis

Item 3.	Quantitive and Qualitive Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information.	17

Item 6.	Exhibits and Reports on Form 8-K	17

	SIGNATURES	18

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 32.1

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)
	March 31,	September 30,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$1,364,000	$2,613,000
Receivables	201,000	90,000
Prepaid expenses and other	74,000	43,000
Inventories	203,000	204,000
Notes receivable	83,000	97,000
Total current assets	1,925,000	3,047,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	4,876,000	4,863,000
Leasehold improvements	3,626,000	3,501,000
Fixtures and equipment	7,275,000	7,224,000
	15,777,000	15,588,000

Less accumulated depreciation and amortization	(8,822,000)	(8,386,000)
	6,955,000	7,202,000

Assets held for sale	1,052,000	0

OTHER ASSETS:
Notes receivable, net of current portion	301,000	338,000
Deposits and other assets	106,000	106,000
	407,000	444,000

TOTAL ASSETS	$10,339,000	$10,693,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 247,000	$ 229,000
Accounts payable	321,000	267,000
Deferred income	50,000	162,000
Other accrued liabilities	1,130,000	842,000
Total current liabilities	1,748,000	1,500,000

LONG-TERM LIABILITIES:
Debt, net of current portion	1,036,000	1,293,000
Deferred liabilities	1,030,000	1,023,000
Total long-term liabilities	2,066,000	2,316,000

MINORITY INTERESTS IN PARTNERSHIPS	717,000	795,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)
	March 31,	September 30,
	2007	2006
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2006 and
March 31, 2007	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,840,427 shares issued and
outstanding as of March 31, 2007 and
3,811,151 shares issued and outstanding as
of September 30, 2006	4,000	4,000

Capital contributed in excess of par value	17,321,000	17,193,000
Accumulated deficit	(11,517,000)	(11,115,000)
Total stockholders' equity	5,808,000	6,082,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,339,000	$10,693.000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
NET REVENUES:
Restaurant sales, net	$5,365,000	$4,549,000	$10,532,000	$8,801,000
Franchise revenues	211,000	151,000	337,000	261,000
Total revenues	5,576,000	4,700,000	10,869,000	9,062,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,633,000	1,475,000	3,212,000	2,842,000
Payroll and other employee benefit costs	1,906,000	1,554,000	3,705,000	3,013,000
Occupancy and other operating costs	1,038,000	911,000	2,090,000	1,763,000
Accretion of deferred rent	10,000	10,000	20,000	19,000
Opening costs	2,000	35,000	2,000	76,000
Depreciation and amortization	296,000	243,000	595,000	458,000
Total restaurant operating costs	4,885,000	4,228,000	9,624,000	8,171,000

General and administrative costs	438,000	329,000	898,000	774,000
Advertising costs	344,000	274,000	672,000	540,000
(Gain) loss on sale of restaurant building and equipment	(7,000)	(8,000)	(15,000)	(38,000)

LOSS FROM OPERATIONS	(84,000)	(123,000)	(310,000)	(385,000)

OTHER INCOME AND (EXPENSES):
Minority income (expense), net	(18,000)	(26,000)	(30,000)	(58,000)
Interest, net	14,000	22,000	29,000	47,000
Other, net	(58,000)	(36,000)	(93,000)	(89,000)
Total other income and (expenses)	(62,000)	(40,000)	(94,000)	(100,000)

NET LOSS	($146,000)	($163,000)	(404,000)	($485,000)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	($.04)	($.06)	($.11)	($.19)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC AND DILUTED	3,840,314	2,513,828	3,829,407	2,502,876

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($146,000)	($163,000)	($404,000)	($485,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	296,000	244,000	595,000	461,000
Stock-based compensation expense	22,000	0	41,000	0
Accretion of deferred rent	10,000	10,000	20,000	19,000
Minority interest	18,000	26,000	30,000	58,000
Recognition of deferred (gain) on sale of restaurant building	(7,000)	(8,000)	(15,000)	(14,000)
(Gain) on sale of restaurant equipment	0	0	0	(24,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(100,000)	(120,000)	(142,000)	(62,000)
Inventories	(3,000)	15,000	1,000	(15,000)
Deposits and other	0	(6,000)	0	(11,000)
(Decrease) increase in:
Accounts payable	92,000	(266,000)	54,000	(35,000)
Accrued liabilities and deferred income	153,000	166,000	170,000	221,000
Net cash provided by (used in) operating activities	335,000	(102,000)	350,000	113,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(1,235,000)	(258,000)	(1,366,000)	(1,512,000)
Sale of investments	0	0	0	1,900,000
Proceeds from sale of asset	0	14,000	0	14,000
Loans made to franchisees and to others	0	0	0	(74,000)
Payments received on loans to franchisees and to others	26,000	20,000	51,000	63,000
Net cash provided by (used in) investing activities	(1,209,000)	(224,000)	(1,315,000)	391,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long term debt	(59,000)	(55,000)	(1,116,000)	(109,000)
Proceeds from revolving line of credit	850,000	0	850,000	0
Preferred stock offering expenses	0	0	0	(14,000)
Proceeds from exercise of options	1,000	63,000	90,000	75,000
Net distributions paid to minority interests in partnerships	(46,000)	(36,000)	(108,000)	(94,000)
Net cash provided by (used in) financing activities	746,000	(28,000)	(284,000)	(142,000)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	($128,000)	($354,000)	($1,249,000)	$362,000
CASH AND CASH EQUIVALENTS, beginning of period	$1,492,000	$2,479,000	$2,613,000	$1,763,000
CASH AND CASH EQUIVALENTS, end of period	$1,364,000	$2,125,000	$1,364,000	$2,125,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9,000	$13,000	$21,000	$27,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and its cash flows for the three and six month periods ended March 31, 2007. Operating results for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

Our net loss for the three and six months ended March 31, 2007 includes $22,000 and $41,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the six months ended March 31, 2007, we granted 12,000 non-statutory stock options and 52,775 incentive stock options both with exercise prices of $6.38. The per share weighted average fair values were $3.83 for non-statutory stock option grants and $3.66 for incentive stock option grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the three and six month periods ended March 31, 2007.

A summary of stock option activity under our share-based compensation plan for the six months ended March 31, 2007 is presented in the following table:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	358,775	$3.29
Granted	64,775	$6.38
Exercised	(29,276)	$3.06
Forfeited or expired	0	-
Outstanding Mar 31, 2007	394,274	$3.82	5.7	$703,000

Exercisable Mar 31, 2007	341,499	$3.42	5.1	$703,000

As of March 31, 2007, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $188,000 and is expected to be recognized over a weighted average period of 4 years.

The total intrinsic value of stock options exercised during the six months ended March 31, 2007, was $84,000. Cash received from stock option exercises for the six months ended March 31, 2007 was $90,000.

2. CONTINGENT LIABILITY

We remain contingently liable on various restaurant leases that were previously sold. We have never experienced any losses nor do we anticipate any future losses from these contingent liabilities.

3. ASSETS HELD FOR SALE

We have classified $1,052,000 of assets held for sale in the accompanying condensed consolidated balance sheet. These costs are related to three sites under development which are presently being marketed in the sale lease-back market.

4. STOCK TRANSACTIONS

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

Restaurant Locations

We currently operate and franchise a total of fifty-two Good Times restaurants, of which forty-five are in Colorado, with forty-one in the Denver greater metropolitan area, two in Colorado Springs, one in Grand Junction and one in Silverthorne.
	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	23	22	1
Good Times franchised	19	15	2	1	1
Dual brand co-owned	3	2	1
Dual brand franchised	7	2			2	3
Total	52	41	4	1	3	3

Good Times is also offering franchises for the development of additional Good Times restaurants.

March
	2006	2007
Company-owned restaurants	15	17
Joint venture restaurants	8	9
Franchise operated restaurants	21	26
Total restaurants	44	52

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

In fiscal 2007 one new franchised Good Times restaurant opened in Longmont, Colorado in March 2007, and two new franchised dual brand restaurants opened, one in Dickinson, North Dakota and one in Gillette, Wyoming in February 2007. One additional dual brand co-owned restaurant is under development. Two additional Good Times co-owned restaurants are under development and four additional Good Times co-owned restaurant sites are under negotiation. We are negotiating a joint venture agreement and the acquisition of sites in one new market.

The following presents certain historical financial information of our operations. This financial information includes results for the three and six months ended March 31, 2006 and results for the three and six months ended March 31, 2007.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2007 increased $876,000 (18.6%) to $5,576,000 from $4,700,000 for the three months ended March 31, 2006. Same store restaurant sales increased $154,000 (4.2%) during the three months ended March 31, 2007 for the restaurants that were open for the full periods ending March 31, 2007 and March 31, 2006. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales increased $627,000 due to six new, acquired or dual branded company-owned restaurants not included in same store sales. Three were purchased from existing franchisees in fiscal 2005 and 2006 and three new restaurants were opened in fiscal 2006. Restaurant sales increased $35,000 due to one non-traditional company-owned restaurant not included in same store sales.

Franchise revenues increased $60,000 to $211,000 from $151,000 for the three months ended March 31, 2006 due to increases in franchise royalties and franchise fee income. Same store Good Times franchise restaurant sales decreased 1.8% during the three months ended March 31, 2007 for the franchise restaurants that were open for the full periods ending March 31, 2007 and March 31, 2006. Franchise restaurant sales increased $255,000 during the three months ended March 31, 2007 for two Good Times restaurants that opened in June 2006 and March 2007, and dual branded franchise restaurant sales increased $438,000 during the three months ended March 31, 2007 due to the opening of four new restaurants in fiscal 2006 and two in fiscal 2007.

Net revenues for the six months ended March 31, 2007 increased $1,807,000 (19.9%) to $10,869,000 from $9,062,000 for the six months ended March 31, 2006. Same store restaurant sales decreased $44,000 (.6%) for the restaurants that were open for the full six month periods ending March 31, 2007 and March 31, 2006. Restaurant sales increased $1,674,000 due to seven new, acquired or dual branded company-owned restaurants opened or acquired from fiscal 2005 to fiscal 2007 not included in same store sales. Restaurant sales increased $101,000 due to one non-traditional company-owned restaurant not included in same store sales.

Franchise revenues increased $76,000 to $337,000 from $261,000 for the six months ended March 31, 2006 due to increases in franchise royalties and franchise fee income.

Our same store restaurant sales were severely impacted by adverse weather conditions in the Denver, Colorado metropolitan area in December 2006 and January 2007. The severe weather caused store closures and limited operating hours on two separate occasions during December. December 2006 was the fifth snowiest month on record in the Denver area, and the eighth coldest on record. Management estimates that lost sales, due to the storms, were approximately $425,000 in its company-owned and co-developed restaurants. The estimate is based on sales trends prior to the severe weather.

Our same store restaurant sales were positively impacted by above average temperatures and minimal snow fall in March 2007 helping our same store restaurant sales to increase by 12.8% in March 2007, compared to the same prior year period.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 91.1% during the three months ended March 31, 2007 compared to 92.9% in the same prior year period and were 91.4% during the six months ended March 31, 2007 compared to 92.8% in the same prior year period.

The changes in restaurant-level costs are explained as follows:
	Three Months Ended Mar 31, 2007	Six Months Ended Mar 31, 2007
Restaurant-level costs for the period ended March 31, 2006	92.9%	92.8%
Decrease in food and packaging costs	(2.0%)	(1.8%)
Increase in payroll and other employee benefit costs	1.4%	.9%
Decrease in occupancy and other operating costs	(.7%)	(.2%)
Increase in depreciation and amortization	.2%	.5%
Decrease in opening costs	(.7%)	(.8%)
Restaurant-level costs for the period ended March 31, 2007	91.1%	91.4%

Food and Packaging Costs

For the three months ended March 31, 2007 our food and paper costs increased $158,000 to $1,633,000 (30.4% of restaurant sales) from $1,475,000 (32.4% of restaurant sales) compared to the same prior year period.

For the six month ended March 31, 2007 our food and paper costs increased $370,000 to $3,212,000 (30.5% of restaurant sales) from $2,842,000 (32.3% of restaurant sales) compared to the same prior year period.

Food and packaging costs decreased as a percentage of restaurant sales primarily due to: 1) limited menu price increases; 2) menu product engineering in portions and ingredients; 3) new purchasing agreements; and, 4) increases in vendor rebates compared to the same prior year period. We anticipate moderate increases to food and packaging costs as a percentage of sales for the balance of fiscal 2007 from limited commodity cost increases.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2007 our payroll and other employee benefit costs increased $352,000 to $1,906,000 (35.5% of restaurant sales) from $1,554,000 (34.1% of restaurant sales) compared to the same prior year period. The increase in payroll and other employee benefit expenses as a percent of restaurant sales is partially the result of a mandated increase in the minimum wage paid to hourly employees in the state of Colorado beginning January 1, 2007. Additionally, our new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels. The dual brand restaurants also have a higher labor cost as a percent of sales. The current three-month period ending March 31, 2007 includes three additional company-owned restaurants opened or acquired in fiscal 2006 that represent $234,000 of the increase compared to the same prior year period.

For the six months ended March 31, 2007 our payroll and other employee benefit costs increased $692,000 to $3,705,000 (35.2% of restaurant sales) from $3,013,000 (34.2% of restaurant sales) compared to the same prior year period. The current six month period ending March 31, 2007 includes five additional company-owned restaurants that represent $580,000 of the $692,000 increase compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended March 31, 2007 our occupancy and other operating costs increased $127,000 to $1,038,000 (19.3% of restaurant sales) from $911,000 (20% of restaurant sales) compared to the same prior year period. The current three month period ending March 31, 2007 includes three additional company-owned restaurants opened or acquired in fiscal 2006 that represent $100,000 of the increase compared to the same prior year period. Occupancy and other operating costs may increase in the future as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

For the six months ended March 31, 2007 our occupancy and other operating costs increased $327,000 to $2,090,000 (19.8% of restaurant sales) from $1,763,000 (20% of restaurant sales) compared to the same prior year period. The current six month period ending March 31, 2007 includes five additional company-owned restaurants opened or acquired in fiscal 2006 that represent $223,000 of the increase compared to the same prior year period.

Opening Costs

For the three months ended March 31, 2007, new store opening costs were $2,000 compared to $35,000 for the same prior year period. The costs in the prior year period were associated with an acquired company-owned restaurant that re-opened in January 2006 under the dual brand agreement with Taco John's International. Each new company-owned restaurant developed in fiscal 2007 will have approximately $50,000 of pre-open expenses.

For the six month ended March 31, 2007 new store opening costs were $2,000 compared to $76,000 for the same prior year period. The costs in the prior year period were associated with three company-owned restaurants that were opened or remodeled in the six month period ended March 31, 2006.

Depreciation and Amortization

For the three months ended March 31, 2007 depreciation and amortization increased $53,000 to $296,000 (5.5% of restaurant sales) from $243,000 (5.3% of restaurant sales) compared to the same prior year period. The $53,000 increase in depreciation and amortization for the three months ended March 31, 2007 is primarily due to the addition of three company-owned restaurants.

For the six months ended March 31, 2007 depreciation and amortization increased $137,000 to $595,000 (5.6% of restaurant sales) from $458,000 (5.2% of restaurant sales) compared to the same prior year period. The increase in depreciation and amortization for the six months ended March 31, 2007 is primarily due to the addition of new company-owned restaurants.

General and Administrative Costs

For the three months ended March 31, 2007, general and administrative costs increased $109,000 to $438,000 (7.9% of total revenues) from $329,000 (7% of total revenues) for the same prior year period.

For the six months ended March 31, 2007 general and administrative costs increased $124,000 to $898,000 (8.3% of total revenues) from $774,000 (8.5% of total revenues) for the same prior year period.

The increase in general and administrative costs for the three and six month periods is primarily attributable to increases in payroll and employee benefit costs, stock-based compensation cost and training and recruiting costs.

Advertising Costs

For the three months ended March 31, 2007 advertising costs increased $70,000 to $344,000 (6.4% of restaurant sales) from $274,000 (6% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2007 advertising costs increased $132,000 to $672,000 (6.4% of restaurant sales) from $540,000 (6.1% of restaurant sales) for the same prior year period.

The increase in advertising costs is primarily due to the increase in restaurant sales. Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales.

Loss From Operations

We had a loss from operations of ($84,000) in the three months ended March 31, 2007 compared to a loss from operations of ($123,000) for the same prior year period.

We had a loss from operations of ($310,000) in the six months ended March 31, 2007 compared to a loss from operations of ($385,000) for the same prior year period.

The decrease in loss from operations for the three and six month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections of Item 2.

Net Loss

The net loss was ($146,000) for the three months ended March 31, 2007 compared to a net loss of ($163,000) for the same prior year period. The change from the three month period ended March 31, 2006 to March 31, 2007 was primarily attributable to the decrease in loss from operations for the three months ended March 31, 2007, as well as: 1) a decrease in net interest income of $8,000 compared to the same prior year period; 2) a decrease in minority interest expense of $8,000 compared to the same prior year period; and, 3) an increase in other expenses of $22,000 compared to the same prior year period. The increase in other expenses is primarily attributable to franchise support costs related to the dual brand franchise restaurants opened during the current period.

The net loss was ($404,000) for the six months ended March 31, 2007 compared to a net loss of ($485,000) for the same prior year period. We estimate that the December and January storms reduced net income by approximately $110,000 - $125,000 based on our historical flow through to net income on incremental sales. The change from the six month period ended March 31, 2006 to March 31, 2007 was primarily attributable to the decrease in loss from operations for the six months ended March 31, 2007, as well as: 1) a decrease in net interest income of $18,000 compared to the same prior year period; 2) a decrease in minority interest expense of $28,000 compared to the same prior year period; and, 3) an increase in other expenses of $4,000 compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2007, we had $1,364,000 cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants. We believe that the current cash on hand and additional cash expected from operations in fiscal 2007 will be sufficient to cover our working capital requirements for fiscal 2007.

As of March 31, 2007, we had working capital of $177,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

We are currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We anticipate opening three additional company-owned Good Times or dual branded restaurants in 2007 as well as acquiring two existing franchised Good Times restaurants. We also anticipate increasing the level of reinvestment in existing company-owned and joint venture restaurants to upgrade the exterior building image and improve the patios.

Cash Flows

Net cash provided by operating activities was $335,000 for the three months ended March 31, 2007. The net cash provided by operating activities for the three months ended March 31, 2007 was the result of a net loss of ($146,000) and non-cash reconciling items totaling $481,000 (comprised of depreciation and amortization of $296,000, minority interest of $18,000, an increase in accrued liabilities and accounts payable of $260,000 and a net decrease in other operating assets and liabilities of $93,000).

Net cash used in operating activities was $102,000 for the three months ended March 31, 2006. The net cash used in operating activities for the three months ended March 31, 2006 was the result of a net loss of ($163,000) and non-cash reconciling items totaling $61,000 (comprised of depreciation and amortization of $244,000, minority interest of $26,000, a decrease in accounts payable of $266,000 and a net increase in other operating assets and liabilities of $57,000).

Net cash used in investing activities for the three months ended March 31, 2007 was $1,209,000 which reflects payments of $1,235,000 for the purchase of property and equipment (including $1,122,000 for new store development and $113,000 for miscellaneous restaurant related capital expenditures) and $26,000 in principal payments received on loans to franchisees. Included in the $1,122,000 new store development costs are $924,000 of costs related to three new company-owned restaurants under development which we intend to sell in sale lease-back transactions when they are completed. Assets related to these sites have been classified as assets held for sale in the accompanying condensed consolidated balance sheet.

Net cash used in investing activities for the three months ended March 31, 2006 was $224,000, which reflects payments of $258,000 for the purchase of property and equipment (including $159,000 for new store development; $74,000 for remodeled restaurant costs; and, $25,000 for miscellaneous restaurant related capital expenditures), $20,000 in principal payments received on loans to franchisees and $14,000 in proceeds from the sale of miscellaneous restaurant equipment.

Net cash provided by financing activities for the three months ended March 31, 2007 was $746,000, which includes principal payments on notes payable and long term debt of $59,000, proceeds from our revolving line of credit of $850,000, net distributions to minority interests in partnerships of $46,000 and paid in capital activity of $1,000 related to the exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2006 was $28,000, which includes principal payments on notes payable and long term debt of $55,000, net distributions to minority interests in partnerships of $36,000 and paid in capital activity of $63,000 related to the exercise of stock options.

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities.

Subsequent Events

On May 1, 2007 we sold an existing company-owned restaurant located in Aurora, Colorado to a new franchisee. The land, building and improvements for this site were originally sold in a sale lease-back transaction. We will remain contingently liable on that lease which will be subleased to the franchisee. The franchisee has entered into a lease with us for the equipment at that location.

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank, the note payable has an eight year term with an interest rate at .50% below prime. The proceeds from the loan will be used to: 1) payoff our existing GE Capital notes payable of $398,000; 2) partially fund the purchase of an existing restaurant from a franchisee; and 3) fund new store construction.

Impact of Inflation

We experienced a moderation in commodity costs during fiscal 2005 and 2006. It is anticipated that we will take moderate price increases during fiscal 2007, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in December, January, February and March.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for the quarter ended March 31, 2007.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2007.

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

*31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.1 Certification of Controller pursuant to 18 U.S.C. Section 1350

*32.1 Certification of Chief Executive Officer and Controller pursuant to Section 906

(b) During the quarter for which this report is filed, Good Times Restaurants filed the following report on Form 8-K:

Extension of current loan agreement and promissory note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated March 15, 2007 (File No. 000-18590) and incorporated herein by reference).

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 14, 2007 GOOD TIMES RESTAURANTS INC.

/S/ Boyd E. Hoback

Boyd E. Hoback

President and Chief Executive Officer

/s/ Susan M. Knutson

Susan M. Knutson

Controller