Form 10QSB
period 2007-06-30
GOOD TIMES RESTAURANTS INC
filed 2007-08-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2007
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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of stock outstanding at August 14, 2007.

3,854,096 SHARES OF COMMON STOCK, .1 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended June 30, 2007
	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2007 and September 30, 2006	3 - 4

	Condensed Consolidated Statements of Operations -
	For the three and nine months ended June 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flow -
	For the nine months ended June 30, 2007 and 2006	6

	Notes to Financial Statements	10 - 18

Item 2.	Management's Discussion and Analysis	10 - 18

Item 3.	Quantitive and Qualitive Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information.	19

Item 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES	20

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 32.1

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)
	June 30,	September 30,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$1,526,000	$2,613,000
Receivables	101,000	90,000
Prepaid expenses and other	127,000	43,000
Inventories	214,000	204,000
Notes receivable	91,000	97,000
Total current assets	2,059,000	3,047,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	5,160,000	4,863,000
Leasehold improvements	3,701,000	3,501,000
Fixtures and equipment	7,593,000	7,224,000
	16,454,000	15,588,000

Less accumulated depreciation and amortization	(9,087,000)	(8,386,000)
	7,367,000	7,202,000

Assets held for sale	1,872,000	0

OTHER ASSETS:
Notes receivable, net of current portion	321,000	338,000
Deposits and other assets	69,000	106,000
	390,000	444,000

TOTAL ASSETS	$11,688,000	$10,693,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 119,000	$ 229,000
Accounts payable	372,000	267,000
Deferred income	162,000	162,000
Other accrued liabilities	1,085,000	842,000
Total current liabilities	1,738,000	1,500,000

LONG-TERM LIABILITIES:
Debt, net of current portion	2,251,000	1,293,000
Deferred liabilities	1,029,000	1,023,000
Total long-term liabilities	3,280,000	2,316,000

MINORITY INTERESTS IN PARTNERSHIPS	753,000	795,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)
	June 30,	September 30,
	2007	2006
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2006 and
June 30, 2007	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,843,427 shares issued and
outstanding as of June 30, 2007 and
3,811,151 shares issued and outstanding as
of September 30, 2006	4,000	4,000

Capital contributed in excess of par value	17,350,000	17,190,000
Accumulated deficit	(11,437,000)	(11,112,000)
Total stockholders' equity	5,917,000	6,082,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,688,000	$10,693.000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET REVENUES:
Restaurant sales, net	$6,640,000	$5,510,000	$17,172,000	$14,311,000
Franchise revenues	215,000	178,000	552,000	439,000
Total revenues	6,855,000	5,688,000	17,724,000	14,750,000

RESTAURANT OPERATING COSTS:
Food & packaging costs	2,150,000	1,669,000	5,361,000	4,511,000
Payroll & other employee benefit costs	2,132,000	1,670,000	5,838,000	4,683,000
Occupancy & other operating costs	1,100,000	944,000	3,190,000	2,703,000
Accretion of deferred rent	7,000	8,000	27,000	28,000
Opening costs	80,000	40,000	82,000	116,000
Depreciation & amortization	308,000	243,000	903,000	704,000
Total restaurant operating costs	5,777,000	4,574,000	15,401,000	12,745,000

General & administrative costs	453,000	381,000	1,351,000	1,156,000
Advertising costs	416,000	325,000	1,088,000	865,000
(Gain) loss on sale of restaurant related assets	22,000	(13,000)	7,000	(51,000)

INCOME (LOSS) FROM OPERATIONS	189,000	421,000	(123,000)	35,000

OTHER INCOME & (EXPENSES):
Minority income (expense), net	(81,000)	(103,000)	(111,000)	(161,000)
Interest, net	6,000	23,000	35,000	71,000
Other, net	(33,000)	(50,000)	(126,000)	(139,000)
Total other income & (expenses)	(108,000)	(130,000)	(202,000)	(229,000)

NET INCOME (LOSS)	$79,000	$291,000	($325,000)	($194,000)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$ .02	$ .10	($ .08)	($ .07)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	3,841,494	2,833,906	3,833,514	2,616,459
DILUTED	3,975,483	2,996,696	N/A	N/A

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	($325,000)	($194,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	903,000	704,000
Stock-based compensation expense	62,000	0
Accretion of deferred rent	27,000	28,000
Minority interest	111,000	161,000
Recognition of deferred (gain) on sale of restaurant building	(22,000)	(24,000)
Loss (gain) on sale of restaurant related assets	29,000	(27,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(95,000)	(98,000)
Inventories	(10,000)	(28,000)
Deposits and other	3,000	(15,000)
(Decrease) increase in:
Accounts payable	105,000	225,000
Accrued liabilities and deferred income	236,000	135,000
Net cash provided by operating activities	1,024,000	867,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(2,900,000)	(2,491,000)
Sale of investments	0	1,900,000
Proceeds from sale of assets	0	14,000
Loans made to franchisees and to others	0	(74,000)
Payments received on loans to franchisees and to others	77,000	109,000
Net cash used in investing activities	(2,823,000)	(542,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, and long-term debt	(529,000)	(162,000)
Proceeds from long-term debt	1,100,000	0
Net proceeds from revolving line of credit	250,000	0
Net proceeds (expense) from preferred stock offering	0	(18,000)
Proceeds from exercise of options	98,000	93,000
Contributions from minority interests in partnerships	7,000	245,000
Distributions paid to minority interests in partnerships	(214,000)	(237,000)
Net cash provided by (used in) financing activities	712,000	(79,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	($1,087,000)	$246,000

CASH AND CASH EQUIVALENTS, beginning of period	$2,613,000	$1,763,000

CASH AND CASH EQUIVALENTS, end of period	$1,526,000	$2,009,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for interest	$ 38,000	$ 38,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the three and nine month periods ended June 30, 2007. Operating results for the three and nine month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

Our net loss for the three and nine months ended June 30, 2007 includes $21,000 and $62,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the nine months ended June 30, 2007, we granted 12,000 non-statutory stock options and 52,775 incentive stock options both with exercise prices of $6.38. The per share weighted average fair values were $3.83 for non-statutory stock option grants and $3.66 for incentive stock option grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the three and nine month periods ended June 30, 2007.

A summary of stock option activity under our share-based compensation plan for the nine months ended June 30, 2007 is presented in the following table:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	358,775	$3.29
Granted	64,775	$6.38
Exercised	(32,276)	$3.02
Forfeited or expired	(900)	$2.37
Outstanding Jun 30, 2007	390,374	$3.83	5.5	$830,000

Exercisable Jun 30, 2007	337,599	$3.43	4.9	$830,000

As of June 30, 2007, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $167,000 and is expected to be recognized over a weighted average period of 3.5 years.

The total intrinsic value of stock options exercised during the nine months ended June 30, 2007, was $93,000. Cash received from stock option exercises for the nine months ended June 30, 2007 was $98,000.

Interest rate swaps

In May 2007, we entered into an interest rate swap contract with a notional value of $1,100,000. The swap matures in May 2015 and is being used to convert the floating interest rate component of a prime-based term note to a fixed rate. The impact of the transaction was immaterial to the June 30, 2007 financial statements.

2. CONTINGENT LIABILITY

We remain contingently liable on various restaurant leases that were previously sold. We have never experienced any losses nor do we anticipate any future losses from these contingent liabilities.

3. ASSETS HELD FOR SALE

We have classified $1,872,000 of assets held for sale in the accompanying condensed consolidated balance sheet. These costs are related to three sites under development which are presently being marketed in the sale lease-back market, two of which were under contract as of June 30, 2007. One transaction closed on August 1, 2007 with net proceeds of approximately $1,571,000.

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

Restaurant Locations

We currently operate and franchise a total of fifty-four Good Times restaurants, of which forty-seven are in Colorado, with forty-two in the Denver greater metropolitan area, three in Colorado Springs, one in Grand Junction and one in Silverthorne. Ten of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there are three in North Dakota, two in Wyoming, and five in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times company-owned & joint ventured	24	22	2
Good Times franchised	20	16	2	1	1
Dual brand company-owned	3	2	1
Dual brand franchised	7	2			2	3
Total	54	42	5	1	3	3

Good Times is also offering franchises for the development of additional Good Times restaurants.
	2006	2007
Company-owned restaurants	15	18
Joint venture restaurants	8	9
Franchise operated restaurants	22	27
Total restaurants	45	54

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

In fiscal 2007 one new franchised Good Times restaurant opened in Longmont, Colorado in March 2007, two new franchised dual brand restaurants opened, one in Dickinson, North Dakota and one in Gillette, Wyoming in February 2007 and one new company-owned Good Times restaurant opened in Littleton, Colorado in May 2007. In May 2007 we sold one existing company-owned restaurant to a new franchisee. One additional Good Times company-owned restaurant opened in early August 2007 and four additional Good Times company-owned restaurant sites are under negotiation in Colorado. We are negotiating a joint venture agreement for the development of up to twenty-five restaurants whereby we would develop and operate the restaurants for a fee and participate in the operating profits. We are negotiating for the acquisition of joint venture sites in one new market. We anticipate purchasing two existing franchised restaurants this fiscal year, subject to the completion of a sale lease-back agreement on one of these restaurants.

The following presents certain historical financial information of our operations. This financial information includes results for the three and nine months ended June 30, 2006 and results for the three and nine months ended June 30, 2007.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2007 increased $1,167,000 (20.5%) to $6,855,000 from $5,688,000 for the three months ended June 30, 2006. Same store restaurant sales for company operated restaurants increased $479,000 (10.1%) during the three months ended June 30, 2007 for the restaurants that were open for the full periods ending June 30, 2007 and June 30, 2006. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales increased $609,000 due to six new, acquired or dual branded company-owned restaurants not included in same store sales. Three were purchased from existing franchisees in fiscal 2005 and 2006 and three new restaurants were opened in fiscal 2006. Restaurant sales increased $42,000 due to one non-traditional company-owned restaurant not included in same store sales.

Franchise revenues increased $37,000 to $215,000 from $178,000 for the three months ended June 30, 2006 due to an increase in franchise royalties. Same store Good Times franchise restaurant sales increased 3.8% during the three months ended June 30, 2007 for the franchise restaurants that were open for the full periods ending June 30, 2007 and June 30, 2006. Franchise restaurant sales increased $486,000 during the three months ended June 30, 2007 due to two Good Times restaurants that opened in June 2006 and March 2007, and dual branded franchise restaurant sales increased $569,000 during the three months ended June 30, 2007 due to the opening of four new restaurants in fiscal 2006 and two in fiscal 2007.

Net revenues for the nine months ended June 30, 2007 increased $2,974,000 (20.2%) to $17,724,000 from $14,750,000 for the nine months ended June 30, 2006. Same store restaurant sales for the company operated restaurants increased $435,000 (3.6%) for the restaurants that were open for the full nine month periods ending June 30, 2007 and June 30, 2006. Restaurant sales increased $2,284,000 due to seven new, acquired or dual branded company-owned restaurants opened or acquired from fiscal 2005 to fiscal 2007 not included in same store sales. Restaurant sales increased $142,000 due to one non-traditional company-owned restaurant not included in same store sales.

Franchise revenues increased $113,000 to $552,000 from $439,000 for the nine months ended June 30, 2006 due to increases in franchise royalties and franchise fee income.

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

In May 2007 we launched a television advertising campaign featuring our new "Bambino" burgers. The new product launch was supported with television advertising and our same store sales increased 9.5% and 14.1% in May and June 2007, respectively.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 87% during the three months ended June 30, 2007 compared to 83% in the same prior year period and were 89.7% during the nine months ended June 30, 2007 compared to 89.1% in the same prior year period.

The changes in restaurant-level costs are explained as follows:
	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Restaurant-level costs for the period ended June 30, 2006	83%	89.1%
Increase (decrease) in food and packaging costs	2.1%	(.3%)
Increase in payroll and other employee benefit costs	1.8%	1.3%
Decrease in occupancy and other operating costs	(.5%)	(.3%)
Increase in depreciation and amortization	.2%	.3%
Increase (decrease) in opening costs	.4%	(.4%)
Restaurant-level costs for the period ended June 30, 2007	87%	89.7%

Food and Packaging Costs

For the three months ended June 30, 2007 our food and paper costs increased $481,000 to $2,150,000 (32.4% of restaurant sales) from $1,669,000 (30.3% of restaurant sales) for the same prior year period.

For the nine month ended June 30, 2007 our food and paper costs increased $850,000 to $5,361,000 (31.2% of restaurant sales) from $4,511,000 (31.5% of restaurant sales) for the same prior year period.

The increase as a percent of restaurant sales for the quarter was the result of higher commodity costs including beef (approximately 20% increase over prior year), bakery, soft drinks, cheese, dairy and packaging costs. Our weighted food and packaging costs have increased approximately 7% since the beginning of the fiscal year. We anticipate continued increases in cheese and dairy costs for the balance of the fiscal year. We have taken weighted menu price increases of 1.8% in January 2007 and 2.3% in July 2007. We anticipate taking an additional menu price increase in October 2007. We expect food and packaging costs to be higher in the fourth quarter of fiscal 2007 on a year-over-year comparison.

Payroll and Other Employee Benefit Costs

For the three months ended June 30, 2007 our payroll and other employee benefit costs increased $462,000 to $2,132,000 (32.1% of restaurant sales) from $1,670,000 (30.3% of restaurant sales) for the same prior year period. The increase in payroll and other employee benefit expenses as a percent of restaurant sales is the result of a mandated increase in the minimum wage paid to hourly employees in the state of Colorado beginning January 1, 2007 from $5.15 to $6.85 as well as additional labor required to execute the launch of the new "Bambino" burger in May 2007. Additionally, our new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels. The dual brand restaurants also have a higher labor cost as a percent of sales. The current three-month period ending June 30, 2007 includes three additional company-owned restaurants opened in fiscal 2006 and 2007 that represent $232,000 of the increase compared to the same prior year period.

For the nine months ended June 30, 2007 our payroll and other employee benefit costs increased $1,155,000 to $5,838,000 (34% of restaurant sales) from $4,683,000 (32.7% of restaurant sales) for the same prior year period. The current nine month period ending June 30, 2007 includes five additional company-owned restaurants that represent $734,000 of the $1,155,000 increase compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended June 30, 2007 our occupancy and other operating costs increased $156,000 to $1,100,000 (16.6% of restaurant sales) from $944,000 (17.1% of restaurant sales) for the same prior year period. The current three month period ending June 30, 2007 includes three additional company-owned restaurants opened in fiscal 2006 and 2007 that represent $139,000 of the increase compared to the same prior year period. Occupancy and other operating costs may increase in the future as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

For the nine months ended June 30, 2007 our occupancy and other operating costs increased $487,000 to $3,190,000 (18.6% of restaurant sales) from $2,703,000 (18.9% of restaurant sales) for the same prior year period. The current nine month period ending June 30, 2007 includes five additional company-owned restaurants opened or acquired in fiscal 2006 and 2007 that represent $462,000 of the increase compared to the same prior year period.

Opening Costs

For the three months ended June 30, 2007, new store opening costs were $80,000 compared to $40,000 for the same prior year period. The costs in the prior year period were associated with an acquired company-owned restaurant that re-opened in January 2006 under the dual brand agreement with Taco John's International. The costs in the current year period are associated with two company-owned restaurants, one opened in May 2007 and one opened in August 2007. Each new company-owned restaurant developed in fiscal 2007 will have approximately $50,000 of pre-open expenses.

For the nine month ended June 30, 2007 new store opening costs were $82,000 compared to $116,000 for the same prior year period. The costs in the prior year period were associated with three company-owned restaurants that were opened or remodeled in the nine month period ended June 30, 2006, and the current year costs are associated with two new company-owned restaurants.

Depreciation and Amortization

For the three months ended June 30, 2007 depreciation and amortization increased $65,000 to $308,000 (4.6% of restaurant sales) from $243,000 (4.4% of restaurant sales) for the same prior year period. The increase in depreciation and amortization for the three months ended June 30, 2007 is primarily due to the addition of three company-owned restaurants.

For the nine months ended June 30, 2007 depreciation and amortization increased $199,000 to $903,000 (5.3% of restaurant sales) from $704,000 (4.9% of restaurant sales) for the same prior year period. The increase in depreciation and amortization for the nine months ended June 30, 2007 is primarily due to the addition of new company-owned restaurants.

General and Administrative Costs

For the three months ended June 30, 2007, general and administrative costs increased $72,000 to $453,000 (6.6% of total revenues) from $381,000 (6.7% of total revenues) for the same prior year period.

For the nine months ended June 30, 2007 general and administrative costs increased $195,000 to $1,351,000 (7.6% of total revenues) from $1,156,000 (7.8% of total revenues) for the same prior year period.

The increase in general and administrative costs for the three and nine month periods is primarily attributable to increases in payroll and employee benefit costs, stock-based compensation cost of $21,000 and $62,000, respectively and increased training and recruiting costs.

Advertising Costs

For the three months ended June 30, 2007 advertising costs increased $91,000 to $416,000 (6.3% of restaurant sales) from $325,000 (5.9% of restaurant sales) for the same prior year period.

For the nine months ended June 30, 2007 advertising costs increased $223,000 to $1,088,000 (6.3% of restaurant sales) from $865,000 (6% of restaurant sales) for the same prior year period.

The increase in advertising costs is primarily due to the increase in restaurant sales. Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales.

Sale of Restaurant Related Assets

For the three months ended June 30, 2007, the gain (loss) on sale of restaurant related assets increased $35,000 to a loss of $22,000 from a gain of $13,000 for the same prior year period. The current three month period includes a $29,000 expense to write off goodwill associated with the sale of a company-owned restaurant to a franchisee in May 2007. The restaurant sold in May 2007 had been purchased from another franchisee in July 2006.

For the nine months ended June 30, 2007, the gain (loss) on sale of restaurant related assets increased $58,000 to a loss of $7,000 from a gain of $51,000 for the same prior year period. The prior nine month period included a $23,000 gain associated with a sale lease-back transaction.

Loss From Operations

We had income from operations of $187,000 in the three months ended June 30, 2007 compared to income from operations of $421,000 for the same prior year period.

We had a loss from operations of ($123,000) in the nine months ended June 30, 2007 compared to income from operations of $35,000 for the same prior year period.

The decrease in income from operations for the three and nine month periods is due primarily to the increase in expenses discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections of Item 2.

We expect higher food and packaging costs and higher labor costs during the fourth quarter of fiscal 2007 compared to the prior year, resulting in unfavorable restaurant-level margins in the 2.5% to 3% range on a year-over-year comparison.

Net Loss

Net income was $79,000 for the three months ended June 30, 2007 compared to net income of $291,000 for the same prior year period. The change from the three month period ended June 30, 2006 to June 30, 2007 was primarily attributable to the decrease in income from operations for the three months ended June 30, 2007, as well as: 1) a decrease in net interest income of $17,000 compared to the same prior year period; 2) a decrease in minority interest expense of $22,000 compared to the same prior year period; and, 3) a decrease in other expenses of $17,000 compared to the same prior year period. The decrease in other expenses is primarily attributable to franchise support costs related to the franchise restaurant opened during the prior period, as well as a decrease in franchise legal costs compared to the same prior year period.

The net loss was ($325,000) for the nine months ended June 30, 2007 compared to a net loss of ($194,000) for the same prior year period. We estimate that the December and January storms reduced net income by approximately $110,000 - $125,000 based on our historical flow through to net income on incremental sales. The change from the nine month period ended June 30, 2006 to June 30, 2007 was primarily attributable to the increase in loss from operations for the nine months ended June 30, 2007, as well as: 1) a decrease in net interest income of $36,000 compared to the same prior year period; 2) a decrease in minority interest expense of $50,000 compared to the same prior year period; and, 3) a decrease in other expenses of $13,000 compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2007, we had $1,526,000 cash and cash equivalents on hand compared to $2,613,000 at September 30, 2006, the decrease in cash and cash equivalents from September 30, 2006 is primarily attributable to asset purchases of $2,900,000 offset by an increase in our notes payable and line of credit of $850,000. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants. We believe that the current cash on hand and additional cash expected from operations in fiscal 2007 will be sufficient to cover our working capital requirements for fiscal 2007.

As of June 30, 2007, we had working capital of $321,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Capital Expenditures

We are currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. Subsequent to June 30, 2007, we opened one additional company-owned Good Times restaurant in Colorado Springs, Colorado and we anticipate acquiring two existing franchised Good Times restaurants in 2007. We also anticipate increasing the level of reinvestment in existing company-owned and joint venture restaurants to upgrade the exterior building image and improve the patios.

On May 1, 2007 we sold an existing company-owned restaurant located in Aurora, Colorado to a new franchisee. The land, building and improvements for this site were originally sold in a sale lease-back transaction. We will remain contingently liable on that lease which will be subleased to the franchisee. The franchisee has entered into a lease with us for the equipment at that location. The sale resulted in a write off of $29,000 in previously booked goodwill.

Financing Activities

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime. We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable. Partial proceeds from the loan were used to: 1) payoff our existing GE Capital notes payable of $398,000; and, 2) fund new store construction. The balance of the proceeds will be used to partially fund the purchase of an existing restaurant from a franchisee.

Cash Flows

Net cash provided by operating activities was $1,024,000 for the nine months ended June 30, 2007. The net cash provided by operating activities for the nine months ended June 30, 2007 was the result of a net loss of ($325,000) and non-cash reconciling items totaling $1,349,000 (comprised of depreciation and amortization of $903,000, minority interest of $111,000, an increase in accrued liabilities and accounts payable of $341,000 and a net decrease in other operating assets and liabilities of $6,000).

Net cash used in operating activities was $867,000 for the nine months ended June 30, 2006. The net cash used in operating activities for the nine months ended June 30, 2006 was the result of a net loss of ($194,000) and non-cash reconciling items totaling $1,061,000 (comprised of depreciation and amortization of $704,000, minority interest of $161,000, an increase in accrued liabilities and accounts payable of $360,000 and a net decrease in other operating assets and liabilities of $164,000).

Net cash used in investing activities for the nine months ended June 30, 2007 was $2,823,000 which reflects payments of $2,900,000 for the purchase of property and equipment (including $2,399,000 for new store development and $501,000 for existing store equipment, patio and building upgrades and miscellaneous restaurant related capital expenditures) and $77,000 in principal payments received on loans to franchisees. Included in the $2,399,000 new store development costs are $1,805,000 of costs related to three new company-owned restaurants under development which we intend to sell in sale lease-back transactions when they are completed. Assets related to these sites have been classified as assets held for sale in the accompanying condensed consolidated balance sheet.

Net cash used in investing activities for the nine months ended June 30, 2006 was $542,000, which reflects payments of $2,491,000 for the purchase of property and equipment (including $2,104,000 for new store development; $199,000 for remodeled restaurant costs; and, $188,000 for miscellaneous restaurant related capital expenditures), $1,900,000 from the sale of investments, $109,000 in principal payments received on loans to franchisees, $74,000 for loans to franchisees and others, and $14,000 in proceeds from the sale of miscellaneous restaurant equipment.

Net cash provided by financing activities for the nine months ended June 30, 2007 was $712,000, which includes principal payments on notes payable and long term debt of $529,000, proceeds from long-term debt of $1,100,000, net proceeds from our revolving line of credit of $250,000, net distributions to minority interests in partnerships of $207,000 and paid in capital activity of $98,000 related to the exercise of stock options.

Net cash used in financing activities for the nine months ended June 30, 2006 was $79,000, which includes principal payments on notes payable and long term debt of $162,000, net contributions from minority interests in partnerships of $8,000, paid in capital activity of $93,000 related to the exercise of stock options and $18,000 in expenses related to the preferred stock offering.

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees. We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities.

Impact of Inflation

We experienced moderation in commodity costs during fiscal 2005 and 2006 and increases in fiscal 2007. State and Federal increases in the minimum wage caused increases in all hourly wages. It is anticipated that we will take moderate price increases during fiscal 2007, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2007.

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

Exhibit No. Description

*31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.1 Certification of Controller pursuant to 18 U.S.C. Section 1350

*32.1 Certification of Chief Executive Officer and Controller pursuant to Section 906

(b) During the quarter for which this report is filed, Good Times Restaurants no reports on Form 8-K.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 14, 2007

GOOD TIMES RESTAURANTS INC.

/s/ Boyd E. Hoback

Boyd E. Hoback

President and Chief Executive Officer

/s/ Susan M. Knutson

Susan M. Knutson

Controller