Form 10KSB
period 2007-09-30
GOOD TIMES RESTAURANTS INC
filed 2007-12-28
CIK 825324

TABLE OF CONTENTS
FORM 10-KSB - PART I
Item 1 Description of Business	24 - 35
Item 2 Description of Property	35
Item 3 Legal Proceedings	35
Item 4 Submission of Matters to a Vote of Security Holders	35
PART II
Item 5 Market for Common Equity and Related Stockholder Matters	36
Item 6 Selected Financial Data	37
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations	38 - 42
Item 8 Financial Statements	F1 - F16
Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A Controls and Procedures	43
Item 9B Other Information	43
PART III
Item 10 Directors, Executive Officers, Promoter, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	43
Item 11 Executive Compensation	43
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13 Certain Relationships, Related Transactions, and Director Independence	44
Item 14 Principal Accountant Fees and Services	44
Item 15 Exhibits	44 - 46
Signatures	47

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

(X)        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2007

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

Common Stock $.001 par value, Preferred Stock $.01 par value              The NASDAQ Stock Market, LLC

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

The issuer's revenues for its most recent fiscal year ended September 30, 2007 were $24,955,000.

As of December 6, 2007, the aggregate market value of the 1,926,389 shares of common stock held by non-affiliates of the issuer, based on the closing sales price of the common stock on December 6, 2007 of $6.00 per share as reported on the Nasdaq Capital Market, was $11,558,334.

As of December 6, 2007, the issuer had 3,875,472 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10 through 13 and 15 of Part III of this form is incorporated by reference from the issuer's definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with the issuer's annual meeting of shareholders to be held on January 24, 2008.

Transitional Small Business Disclosure Format  Yes [    ]     No [X]

PART I

Item 1.           Description of Business.

Overview: Good Times Restaurants Inc., a Nevada corporation (the "Company"), was organized in 1987.  The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc., which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our restaurants are located in the front range communities of Colorado but we also have franchised restaurants in Idaho, North Dakota and Wyoming.  The terms "Good Times", "we", "us" and "our" where used herein refer to the operations of Good Times Drive Thru Inc. and of the Company.

Recent Developments: On February 10, 2005 we closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share, including 60,000 shares issued to one of the investors in consideration for advice and assistance with respect to the sale of 1,000,000 shares of the Series B Preferred Stock.  We had certain mandatory conversion rights which were exercised on June 8, 2006.  The preferred shares accrued dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares.  A declared dividend of $25,000 for the period from February 10, 2006 to March 31, 2006 was paid on May 15, 2006.  Upon the mandatory conversion of the preferred shares to common shares on June 8, 2006 dividends of $35,000 were paid for the period April 1, 2006 to June 8, 2006. We used the net proceeds from the preferred stock offering for the development of new restaurants and for the refurbishment of existing restaurants.

The initial store of a dual brand test with a large regional Mexican quick service restaurant chain, Taco John's International, opened in the spring of 2004. We converted two existing underperforming Good Times to the dual brand format in June 2005 and February 2006 and we opened a new dual brand company-owned restaurant in August 2006.  Four additional franchised dual brand restaurants were opened during fiscal 2006 in Colorado and North Dakota and two additional franchised dual brand restaurants were opened during fiscal 2007 in Wyoming and North Dakota.  Initial sales at the test stores are generally meeting or exceeding expectations.  However, operating costs are higher than anticipated and customer service measures are lower in the dual brand operation so we are evaluating the future expansion potential and strategic fit for the dual brand concept. In December 2007 we granted permission for a North Dakota franchisee to terminate their Good Times franchise agreement in the dual brand concept.  We have extended our Dual Brand Test Agreement with Taco John's International through March 31, 2008.

Over the past few years, we have been developing new restaurants with a building format that includes a 70 seat dining room, incorporates a new design on the exterior and has a higher level of finishes on the interior, including slate, stone and extensive use of wood.  The last seven stores opened under this format have average annual sales of approximately $1.2 million, which is approximately 30% higher than the average annual sales of stores under the older, double drive thru format.  We anticipate that all future stores will be developed with this format.  We are refining the prototype design to heighten the merchandising and format for our fountain menu category, to maximize the exterior curb appeal and visibility of the building and to gain additional labor efficiencies within the restaurant.

On December 3, 2007, we entered into a development agreement with Zen Partners LLC that is comprised of a Development Agreement, a Management Agreement and a Site Selection, Construction Management and Pre-Opening Services Agreement.  David Grissen, a significant stockholder and a member of our board of directors, has a 20% ownership interest in Zen Partners LLC.  The agreements provide for the development of up to twenty-five restaurants with a five year development schedule for up to ten restaurants with an option to develop an additional fifteen restaurants, exercisable any time during the initial five year period.  We will operate the restaurants utilizing our employees on the same basis as we would company-owned restaurants; however, Zen Partners LLC will provide all development and operating capital.  For each restaurant that is developed, we will receive a monthly management fee of 5% of gross operating revenues for the restaurant, and a services fee of $25,000.  We may provide a limited lease guarantee on the initial three restaurants developed, for which we will receive a lease guaranty fee equal to 1% of net sales of the restaurant for so long as the lease guaranty is in effect.  We may also arrange sale leaseback transactions for sites of the restaurants developed, for which we will receive a sale leaseback fee of $7,500 per restaurant.  We will also participate in the ongoing profitability of the restaurants by receiving an incentive fee equal to (i) 30% of the incentive income (as defined in the Management Agreement) per year until Zen Partners LLC has received a 25% return on its net equity investment and (ii) 20% of the incentive income per year thereafter.  The total future amounts of these fees and participations, if any, to be received by us, and the interest therein of David Grissen, in connection with this transaction are not currently determinable.

On October 1, 2007 we hired a new Vice President of Franchise Sales & Development to lead a new franchise growth initiative into the Midwestern states of Nebraska, Iowa, Missouri, Kansas, South Dakota and Western Illinois.   We plan on seeking both experienced multi-unit franchisees of other restaurant concepts interested in developing multiple restaurants and other experienced operators interested in owning and operating individual restaurants. Our expansion strategy will be based on concentrating multiple sites within each defined television market (Designated Marketing Area) to gain media, distribution and operational efficiencies.

Concept and Business Strategy: We operate with two different formats that have evolved over the course of our history:  a smaller, 880 square foot double drive thru building focused on drive thru service and limited walk up service; and a newer 2,400 to 2,700 square foot, 70 seat dining room format that is the model for future stores.

The most reliable measure of customer loyalty is their likelihood to recommend a brand.  Our objective is to have every customer and every employee want to recommend Good Times to their friends.  To achieve this, we have developed the following strategies.

§   Focus on our most important drivers of success:

o    Values.  We strive to build and develop behaviors and expectations around what we value most throughout the company: integrity, continued improvement, customer loyalty and respect for each other.

o    People.  Beginning with our Operating Partner Program, people are our strongest asset.  We seek to hire high quality people throughout and provide them with comprehensive training programs to ensure that we deliver consistently superior products and service.

o    Distinctive quality.  We strive to offer unique, highly distinctive tastes with the highest quality ingredients available in the quick service restaurant category.

o    Excellent systems.  We strive to provide the best systems and processes in every area to free our management to focus on leading their people.

§  Offer high quality, unique menu items that provide exceptional value.  Our restaurants feature menu items that are unique in the quick service segment, and flavor profiles that are associated more with casual theme than with fast food.  Whenever possible, products support the brand umbrella of "fresh, high quality ingredients" such as fresh frozen custard made fresh throughout the day in every restaurant, 100% all natural Coleman beef, fresh squeezed lemonade, fresh leaf lettuce, grilled honey cured bacon, sliced Bermuda onions and toppings such as real guacamole,  grilled pineapple and sautéed mushrooms.  Each menu category has signature recipes with fun, irreverent names that build Good Times' non-traditional personality such as Wild Fries with Wild Dippin Sauce, Big Daddy Bacon Cheeseburger, Mighty Deluxe, Burnin' Buffalo Chicken and Cappuccino Mocha Joe, Raspberry Torte and Strawberry Cheesecake Addiction Custard Spoonbenders.  We use a culinary consultant to assist in the ongoing development of new products and validate a product's appeal through research, testing and customer feedback panels prior to its rollout.  We rolled out a new 100% all natural Coleman beef snack-sized burger available in 3 packs and 5 packs called the Bambino Burger to appeal to the more budget conscious consumer in May of 2007.  We are following that with the system-wide rollout of Chicken Bambinos in January, 2008.   We do not offer $.99 menu items and we anticipate this strategy will increase customer frequency and provide a broader customer base.  We also anticipate refining our frozen custard menu in fiscal 2008, adjusting portion sizing and pricing, adding some new menu items and changing our approach to design in new restaurants in order to increase that category's overall sales mix.

§  Continually improve our fast, friendly, personal customer service. We strive to optimize and personalize the interaction between our employees and customers, particularly at the points of order and payment to build a reputation as having the friendliest service.  We manage the face to face interaction with our customers through extensive employee screening and hospitality training to ensure their experience is punctuated by attentive, friendly service.  Speed of service through our drive thru lanes is important to the consumers' need for convenience but is always secondary to delivering the highest quality product possible.  We monitor each car's service time and have developed incentive programs for management and employees to maintain our quick service standards.

§  Build customer loyalty through a unique brand experience.  In addition to fast friendly service and great tasting products, we strive to maintain clean, safe and appealing facilities with a particular emphasis on well groomed landscaping, freshly painted exteriors and merchandising that highlights the unique product attributes and flavors of our products.  We believe that everything the customer sees, smells, hears and feels influences their overall impression and reputation of Good Times and that Good Times' target customer is seeking more out of even a quick service restaurant experience.  While providing an excellent value at an average check slightly over $5 per person, we do not focus on offering the lowest price or the biggest portions.  We strive to continually elevate each element of the customer's overall experience with the goal of delivering the most "Addictive Experience" in quick service.

§  Build awareness of the Good Times Burgers & Frozen Custard brand. We believe that Good Times has built substantial brand equity among our customers and has become known for our quality, service and signature tastes, particularly within the hamburger category.  We believe there is significant opportunity to continue to build that reputation within the hamburger category by continuing to build a stronger overall value proposition and increase awareness of our frozen custard and fountain category.   We plan additional product introductions in those categories in the next two fiscal years and anticipate an increase in their overall contribution to our sales mix.  As we continue to build out the Colorado market, our media advertising presence will increase, raising our overall awareness and building a highly differentiated brand personality.  Our objective is to create customer loyalty and affinity for Good Times.

§  Continually improve our employees' knowledge and proficiency of our core processes. Our customers' experience is driven by the ability of our management and employees to consistently execute clearly defined processes in every area of our business.  We believe that our employees' abilities and attitudes are directly related to our ability to provide well designed service, production and operating processes and effective training that allows them to continually learn, improve and succeed.  We train, test, certify and retrain all employees and management on all of our core operating and management processes to continually improve levels of proficiency.

Current fiscal year initiatives

1.    Consistently Grow Same Store Sales: We will continue to focus on comparable restaurant sales driven by increases in guest counts and increases in the average guest check.  Same store sales increased 5.9% in fiscal 2007 and began to accelerate in the last half of the year as we introduced a new television advertising campaign and our new Bambino Burger value proposition.  We finished the year with 15 consecutive quarters of growth in same store sales (factoring out the effect of lost sales days due to storms in December and January).   We aim to increase guest counts in fiscal 2008 through a multi-faceted approach to continually improve the Good Times brand experience for our customers by:

•       Augmenting and growing our Bambino value proposition for the budget constrained consumer.  While our consumer target profile is one who is "seeking more out of life" and more out of their restaurant experience than simply convenience or price, that profile crosses through all demographic segments, including those that only have a few dollars to spend for a high quality quick meal.  We are currently testing and plan on rolling out a smaller sized, lower priced 100% all breast meat chicken Bambino that can be bundled in the same 3 pack and 5 pack multiples as the Bambino Burgers.

•       Expanding our core consumer target to include more 16 to 29 year olds, who show a higher affinity for all natural products and are amongst the heaviest users of quick service restaurants.  Historically, we have focused our marketing, pricing and promotions toward a slightly older 18 to 54 consumer.  That group will continue to be an important part of our customer base, but we believe we have a significant opportunity as our brand resonates with a younger consumer.

•       Growing our transactions from the fountain category.  Historically, our brand has been identified with great burgers.  We have evolved our fountain menu to include a wider selection of frozen custard treats, fresh squeezed flavored lemonades, frozen flavored Glacier lemonades, soft drinks, fresh brewed iced tea and shakes.   We believe that we still have an opportunity to significantly increase our sales from this category with additional television advertising, product development and new merchandising.  We are redesigning our prototype to elevate the presentation of these offerings as we enter new markets.

•       Increasing our media presence with more television advertising and increased frequency of messaging.

•       Improving our execution on customer service and the delivery of our brand experience through evaluating our labor allocations and staffing levels.

•       Continuing to reinvest in our existing facilities with enhanced landscaping, patios and exterior building finishes to improve the restaurants' curb appeal and appearance.  We will be remodeling select restaurants with finishes consistent with our new restaurants so that we have a common image, regardless of the format or age of the restaurant.

2.     Manage Restaurant Operating Costs: Fiscal 2007 was a challenging macro environment for food, paper and labor costs in the restaurant industry, with unprecedented increases in commodity costs that affected most of our product ingredient costs. We implemented a cumulative total weighted menu price increase of 7.3% from January to September, 2007, enabling us to maintain our gross profit margin, but we don't believe we will have much pricing flexibility in fiscal 2008 unless the competitive pricing environment changes.  Colorado minimum wage increased from $5.15 to $6.85 per hour on January 1, 2007 (and will increase to $7.02 on January 1, 2008) which increased our overall wage scale by approximately $.60 per employee hour.   During fiscal 2008, our goal is to engineer labor hours out of our system through improved efficiencies without affecting our service levels.  Typically, our newly opened restaurants initially experience higher operating costs in both dollars and percentage of revenues when compared to our restaurants open for more than a year.  Accordingly, sales volumes, timing of openings and initial operating margins of our new restaurants are expected to have an impact on our overall profitability until our restaurant operating base is large enough to mitigate the impact of these opening costs and inefficiencies.

3.      New Company Restaurant Growth:  Our newer prototype model stores located on high profile pad sites in big box retail and strip centers in higher income demographic areas are performing consistently above the average of our older stores.  We are pursuing a disciplined growth strategy for company-owned restaurants in Colorado on those types of sites and we believe that we can add an additional 10 to 15 restaurants over the next several years as sites become available.  We believe this enables us to enhance consumer convenience and ease of access, leverage existing operating infrastructure and increase media advertising efficiencies and brand awareness.  As we add to the development pipeline for Colorado, we are acquiring new sites in the Nebraska market and evaluating sites in other new markets for joint venture and franchise expansion that we may augment with additional company owned development in order to accelerate market penetration of select markets.  Good Times is also offering franchises for the development of additional Good Times restaurants.

Expansion strategy and site selection: Our longer term strategy is to become a super regional brand in select continuous markets, maximizing our overall brand awareness and distribution, marketing and operational efficiencies.  Currently, we plan on expanding east from Colorado into Nebraska, Kansas, Missouri, Iowa, South Dakota and Western Illinois and we will focus our franchising efforts on those markets.

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

We lease most of our sites.  When we do purchase and develop a site, we intend to sell the developed site into the sale-leaseback market under a long term lease.  Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective.  Our site criteria includes a mix of substantial daily traffic, density of at least 30,000 people within a three mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

Restaurant locations: We currently operate and franchise a total of fifty-four Good Times restaurants, of which forty-seven are in Colorado, with forty-two in the Denver greater metropolitan area, three in Colorado Springs, one in Grand Junction and one in Silverthorne.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	24	21	3
Good Times franchised	20	16	2	1	1
Dual brand co-owned	3	3
Dual brand franchised	7	2			2	3
Total	54	42	5	1	3	3
DECEMBER
	2006	2007
Company-owned restaurants	17	18
Joint venture restaurants	9	9
Franchise operated restaurants	23	27
Total restaurants	49	54

In fiscal 2007 we opened one new company-owned restaurant in Littleton, Colorado in May 2007 and one new company-owned restaurant in Colorado Springs, Colorado in August 2007.  In May 2007 we sold one existing company-owned restaurant to a new franchisee.  One new franchised Good Times restaurant opened in Longmont, Colorado in March 2007, and two new franchised dual brand restaurants opened in February 2007, one in Gillette, Wyoming and one in Dickinson, North Dakota.  Seven additional Good Times restaurants are under development, three in Colorado and four in Omaha, Nebraska.

Menu: The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, fresh squeezed and frozen lemonades, soft drinks and frozen custard products.  Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is prepared with specially formulated and seasoned Coleman 100% natural beef, served on a 4 1/4 inch bun.  Hamburgers and cheeseburgers are garnished with fresh leaf lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomatoes.  Other specialty hamburger toppings include guacamole, fresh grilled honey cured bacon, and proprietary sauces.  The chicken products include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomatoes on a whole grain bun and Chicken Dunkers, whole breast meat breaded strips. Signature chicken sandwiches include the Burnin' Buffalo, Tasty Teriyaki, Peppercorn Ranch and Guacamole Chicken.  Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

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

Media is an important component of building Good Times' brand awareness and distinctiveness.  We spent our ad dollars on both television and radio media during fiscal 2007.  The Colorado market is an expensive media market, so most of our ad placement is not in prime time but in early and late fringe, prime access and late news time slots.  As we continue to develop more and more distinctiveness to Good Times' brand and increase penetration of the Colorado market, we anticipate we will continue to use media advertising to increase overall awareness.

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

During fiscal 2006 we re-designed and expanded the use of our website and have begun to use email marketing as a tool to build customer loyalty.  We have a marketing agreement with the Pepsi Center in Denver, Colorado to serve and promote Good Times' products in that venue in fiscal 2008.

As we develop new markets, our marketing will focus on generating new customer trial through grand opening campaigns, public relations, direct response mail and charitable tie-ins.  We plan on concentrating our new market development to attain a critical mass of restaurants in each market to support radio and television advertising.

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

Training: We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously.  All of our training and development is based upon a "train, test, certify, retrain" cycle around standards and operating processes at all levels.  We conduct a semi-annual performance review with each manager to discuss prior performance and future performance goals.  We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.  During fiscal 2008, we will begin to develop our On-line Campus consisting of  video and other multi-media training tools, operating manuals, reference documents and other information used by restaurant management and franchisees.

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

Franchising: Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Offering Circular and advertising material to be utilized in soliciting prospective franchisees.  We seek to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to five restaurants.  We currently review sites selected for franchises and monitor performance of franchise units.  We are currently considering potential franchisees for development of units in Nebraska and will be soliciting franchisees in additional markets, subject to state franchise registration requirements.

We estimate that it will cost a franchisee on average approximately $750,000 to $1,000,000 to open a restaurant with dining room seating, including pre-opening costs and working capital, assuming the land is leased.  A franchisee typically will pay a royalty of 4% of net sales, an advertising materials fee of at least 1.5% of net sales, plus participation in regional advertising up to an additional 4% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant.  Among the services and materials which we provide to franchisees are site selection assistance, plans and specifications for construction of the Good Times Burgers and Frozen Custard restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurants.

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

We have entered into fourteen franchise agreements in the greater Denver metropolitan area.  Sixteen franchise restaurants and nine joint-venture restaurants are operating in the Denver metropolitan area media market.  Good Times franchise restaurants also operate in Colorado Springs and Grand Junction, Colorado; Boise, Idaho; and, Laramie, Wyoming.  Dual branded franchised restaurants operate in Cheyenne and Gillette, Wyoming; Ft. Collins and Windsor, Colorado; and Bismarck, Dickinson and Williston, North Dakota.

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

Employees: At December 6, 2007, we had approximately 551 employees of which 453 are part time hourly employees and 98 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

Competition: The restaurant industry, including the fast food segment, is highly competitive.  Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates.  Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.  Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl's Jr. and Sonic.  Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado.  Management believes that these double drive-through restaurant chains will not expand into Colorado based on their publicly reported objectives and resources.  Culver's is the only significant competitor offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and has a significant presence in the targeted Midwestern markets for expansion.

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

Trademarks: Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado.  We have also registered our mark "Good Times Burgers & Frozen Custard" federally and with the State of Colorado.  Good Times received approval of its federal registration of "Good Times" in 2003.  In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Mighty Deluxe", "Wild Fries", "Spoonbender",  "Chicken Dunkers" "Big Daddy Bacon Cheeseburger", and "Wild Dippin' Sauce". Trademarks expire between 2009 and 2015.

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

Special Note About Forward-Looking Statements: From time-to-time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company.  We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions  Certain forward-looking statements are included in this Form 10-KSB, principally in the sections captioned "Description of Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Forward-looking statements are related to, among other things:

§  business objectives and strategic plans;

§  operating strategies;

§  our ability to open and operate additional restaurants profitably and the timing of such openings;

§  restaurant and franchise acquisitions;

§  anticipated price increases;

§  expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

§  estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

§  anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

§  future capital expenditures;

-    our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2007;

-    the sufficiency of the supply of commodities and labor pool to carry on our business;

-    success of advertising and marketing activities;

-    the absence of any material adverse impact arising out of any current litigation in which we are involved;

-    impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

-    expectations regarding competition and our competitive advantages;

-    impact of our trademarks, service marks, and other proprietary rights; and

-    effectiveness of our internal control over financial reporting.

Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statements appears together with such statement.  In addition, the factors described under Critical Accounting Policies and Estimates in Item 6 and Risk Factors in this Item 1, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; increased competition in the quick service restaurant market; costs and availability of food and beverage inventory; our ability to attract qualified managers, employees, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

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

We have accumulated losses. We have incurred losses in every fiscal year since inception except 1999, 2002, 2006 and 2007.  As of September 30, 2007 we had an accumulated deficit of $11,084,000.  We cannot assure you that we will not have a loss for the current fiscal year ending September 30, 2008.  As of September 30, 2007, we had working capital of $532,000.

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

The dual brand test and future expansion could be terminated. We are currently operating under a test agreement with Taco John's International and the test agreement is terminable by either party.  If the agreement is terminated, it will require us to discontinue the development of additional dual brand restaurants.

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

We depend on key management employees. We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our president and chief executive officer and Scott LeFever, our vice president of operations.  Although we have entered into an employment agreement with Mr. Hoback, he may voluntarily terminate his employment with us at any time.  In addition, we do not maintain key-person insurance on Mr. Hoback's or Mr. Lefever's life.  The loss of Mr. Hoback's or Mr. LeFever's services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

Our articles of incorporation and our bylaws contain a number of provisions that may deter or impede takeovers or changes of control or management.  These provisions:

§  authorize our board of directors to establish one or more series of preferred stock, the terms of which can be determined by the board of directors at the time of issuance;

§  do not allow for cumulative voting in the election of directors unless required by applicable law.  Under cumulative voting, a minority stockholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors;

§  state that special meetings of our stockholders may be called only by the chairman of the board, the president or any two directors, and must be called by the president upon the written request of the holders of ten percent of the outstanding shares of capital stock entitled to vote at such special meeting; and

§  provide that the authorized number of directors is currently set at seven.

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

Item 2.          Description of Property.

We currently lease approximately 3,700 square feet of space for our executive offices in Golden, Colorado for approximately $54,000 per year.  The lease is for a two year term ending September 2008. The space is leased from The Bailey Company, a significant stockholder, at their corporate headquarters.  We anticipate extending the lease or leasing comparable space on terms similar to our current lease.

As of December 6, 2007, Good Times has an ownership interest in twenty-seven Good Times units, all of which are located in Colorado.  Nine of these restaurants are held in joint venture limited partnerships of which Good Times is the general partner and has a 50% interest in seven of the partnership restaurants, a 78% interest in one restaurant and a 51% interest in another restaurant.  There are eighteen Good Times units that are wholly owned by Good Times.

Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 square feet for the double drive thru format and approximately 2400 square feet for our prototype building with a 70 seat dining room.  In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1700 square feet to 3500 square feet.  The buildings are situated on lots of approximately 18,000 to 50,000 square feet.  Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report.  We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale-leaseback agreements.

All of the restaurants are regularly maintained by our repair and maintenance staff as well as by outside contractors, when necessary.  We believe that all of our properties are in good condition and that there will be a need for periodic capital expenditures to maintain the operational and aesthetic integrity of our properties for the foreseeable future, including recurring maintenance and periodic capital improvements.  All of our properties are covered up to replacement cost under our property and casualty insurance policies and in the opinion of management are adequately covered by insurance.

Item 3.          Legal Proceedings.

We are not involved in any material legal proceedings.  We are subject, from time to time, to various lawsuits in the normal course of business.  These lawsuits are not expected to have a material impact.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

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

2006			2007
Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2005	5.47	4.90	December 31, 2006	$6.89	$5.51
March 31, 2006	5.25	5.25	March 31, 2007	$6.00	$4.75
June 30, 2006	5.39	5.00	June 30, 2007	$6.00	$4.99
September 30, 2006	6.24	6.03	September 30, 2007	$6.25	$3.95

As of December 6, 2007 there were approximately 311 holders of record of Common Stock.  However management estimates that there are not fewer than 1,390 beneficial owners of our Common Stock.

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

Disclosure with Respect to the Company's Equity Compensation Plans: We maintain the 2001 Good Times Restaurants Stock Option Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan.  For additional information, see Note 10, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2007.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	366,905	$3.89	66,830
Total	366,905	$3.89	66,830

Item 6.      Selected Financial Data.

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 8 hereof.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

The following presents certain historical financial information of the Company.  This financial information includes the combined operations of the Company and its subsidiary for the fiscal years ended September 30, 2006 and 2007.

	September
Operating Data:	2007	2006
Restaurant sales	$24,215,000	$20,329,000
Franchise fees and royalties	740,000	606,000
Total Net Revenues	24,955,000	20,935,000
Restaurant Operating Costs:
Food and packaging costs	7,589,000	6,338,000
Payroll and other employee benefit costs	8,063,000	6,584,000
Occupancy and other operating costs	4,393,000	3,797,000
New store pre-opening costs	118,000	182,000
Depreciation and amortization	1,223,000	997,000
Total restaurant operating costs	21,386,000	17,898,000
Selling, General & Administrative Expenses	3,226,000	2,733,000
Gain on disposal of restaurants and equipment	(17,000)	(57,000)
Income from Operations	$ 360,000	$ 361,000
Other Income and (expenses)
Minority income (expense), net	(211,000)	(246,000)
Interest income, net	40,000	87,000
Other, net	(160,000)	(185,000)
Total other income and (expenses)	(331,000)	(344,000)
Net Income available to Common Shareholders	$29,000	$17,000
Basic and Diluted Earnings Per Share	$ .01	$ .01

Weighted average shares and equivalents used in per share calculations

Basic	3,838,867	2,913,077
Diluted	3,975,957	3,054,952

Balance Sheet Data:

Working Capital	$ 532,000	$1,547,000
Total assets	11,544,000	10,693,000
Minority Interest	751,000	795,000
Long-term debt	970,000	1,293,000
Stockholders' equity	$ 6,333,000	$6,082,000

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net Revenues: Net revenues for fiscal 2007 increased $4,020,000 (19.2%) to $24,955,000 from $20,935,000 for fiscal 2006.  Same store restaurant sales increased $991,000 or 5.9%, during fiscal 2007. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales increased $223,000 due to one non-traditional company-owned restaurant not included in same store sales and increased $2,032,000 due to five new, acquired or dual branded company-owned restaurants that were opened or acquired in fiscal 2005 and 2006.  Restaurant sales also increased $640,000 due to two new company-owned restaurants opened in May and August of 2007. Net revenues increased $134,000 in fiscal 2007 due to an increase in franchise fees of $10,000 and an increase in franchise royalties of $124,000.

Our same store restaurant sales were severely impacted by adverse weather conditions in the Denver, Colorado metropolitan area in December 2006 and January 2007.  The severe weather caused store closures and limited operating hours on two separate occasions during December.  December 2006 was the fifth snowiest month on record in the Denver area, and the eighth coldest on record.  Management estimates that lost sales due to the storms were approximately $425,000 in its company-owned and co-developed restaurants.  The estimate is based on sales trends prior to the severe weather.

In May 2007 we launched a television advertising campaign featuring our new "Bambino" burgers.  The new product launch was supported with television advertising and our same store sales increased 9.5% and 14.1% in May and June 2007, respectively and increased 11.9% in the fourth quarter.

We have had same store sales increases in each of the last fifteen quarters with the exception of the quarter ending December 31, 2006 due to the weather issues discussed above.

Total restaurant sales for Good Times and its franchisees were $42,304,000 for fiscal 2007 compared to $35,312,000 for fiscal 2006.

Average restaurant sales (including double drive thru restaurants and restaurants with dining rooms but excluding dual brand restaurants) for fiscal 2006 and 2007 were as follows:

	Fiscal 2007	Fiscal 2006
Company operated	$930,000	$858,000
Franchise operated	$819,000	$787,000

Restaurant Operating Costs: Restaurant operating costs as a percent of restaurant sales were 88.3% for fiscal 2007 compared to 88.1% in fiscal 2006.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the period ended September 30, 2006	88.1%
Increase in food and packaging costs	.1%
Increase in payroll and other employee benefit costs	.9%
Decrease in occupancy and other operating costs	(.6%)
Decrease in pre-open costs	(.4%)
Increase in depreciation and amortization costs	.2%
Restaurant-level costs for the period ended September 30, 2007	88.3%

Food and Packaging Costs: Food and packaging costs for fiscal 2007 increased $1,251,000 from $6,338,000 (31.2% of restaurant sales) in fiscal 2006 to $7,589,000 (31.3% of restaurant sales). We experienced unprecedented increases in commodity costs including beef, bakery, soft drinks, cheese, dairy and packaging costs with the majority of those increases occurring in April through September 2007.

Our weighted food and packaging costs have increased approximately 6.5% since the beginning of the fiscal 2007 year.  However, food and packaging costs increased only slightly as a percent of restaurant sales due to menu price increases taken in January, July and September 2007.  The cumulative weighted menu price increases taken during the fiscal year were approximately 7.3%.

Payroll and Other Employee Benefit Costs: For fiscal 2007 payroll and other employee benefit costs increased $1,479,000 from $6,584,000 (32.4% of restaurant sales) in fiscal 2006 to $8,063,000 (33.3% of restaurant sales).

The increase in payroll and other employee benefit costs for fiscal 2007 is primarily due to an increase in restaurant sales and the addition of new company-owned and co-developed restaurants opened in late fiscal 2006 and during 2007, as well as a state mandated increase in the minimum wages paid to hourly employees in January 2007.  Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate.  Additionally, the new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels.  The three dual branded restaurants also have a higher labor cost as a percent of sales than Good Times single brand restaurants.  In November 2006 Colorado voters approved an increase in the minimum wage from $5.15 to $6.85 as of January 1, 2007.  The impact on wages paid in fiscal 2007 due to the increase is estimated to be approximately $187,000 (.8% of restaurant sales).

Occupancy and Other Costs: For fiscal 2007 occupancy and other costs increased $596,000 from $3,797,000 (18.7% of restaurant sales) in fiscal 2006 to $4,393,000 (18.1% of restaurant sales).  The $596,000 increase in occupancy and other costs are primarily attributable to:

§  Increases in building rent of $290,000 due to the addition of company-owned and co-developed restaurants.

§  Increases in bank fees of $39,000 due to a greater number of customer transactions using credit cards in addition to the new restaurants.

§  Increases in property taxes related to the new and purchased restaurants.

§  Increases in utility costs related to the new and purchased restaurants.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

New Store Pre-opening Costs: For fiscal 2007 new store pre-opening costs decreased $64,000 from $182,000 in fiscal 2006 to $118,000.  New store pre-opening costs in fiscal 2007 are related to the opening of two new company-owned restaurants.  Fiscal 2006 new store pre-opening costs were related to the opening of two new company-owned restaurants, one new co-developed restaurant and the purchase of one restaurant from a franchisee that was converted to the dual brand format.

Depreciation and Amortization Costs: For fiscal 2007 depreciation and amortization costs increased $226,000 from $997,000 in fiscal 2006 to $1,223,000.  Depreciation costs increased due to the addition of new company-owned and co-developed restaurants in late fiscal 2006 and two new company-owned restaurants opened in fiscal 2007.

Selling General and Administrative Costs: Selling, general and administrative costs increased $493,000 from $2,733,000 (13.4% of restaurant sales) in fiscal 2006 to $3,226,000 (13.3% of restaurant sales) in fiscal 2007.  The increase in selling, general and administrative costs are partially attributable to increased advertising costs, which increased to $1,427,000 (5.9% of restaurant sales) for fiscal 2007 from $1,185,000 (5.8% of restaurant sales) for fiscal 2006, and an increase in general and administrative costs, which increased to $1,799,000 (7.4% of restaurant sales) for fiscal 2007 from $1,548,000 (7.6% of restaurant sales) for fiscal 2006 (as explained below).

The increase in advertising costs is due to the increase in restaurant sales (contributions based on sales are made to the advertising funds) as well as the addition of a Director of Marketing to the internal corporate staff.

Management anticipates that fiscal 2008 advertising will consist primarily of television advertising, on-site and point-of-purchase merchandising totaling approximately 5.8% of restaurant sales.

The $251,000 increase in general and administrative cost is primarily attributable to:

§  Incentive stock options compensation expense of $84,000 related to the adoption of FSAS No. 123.

§  Human resource and training costs increase of $50,000 primarily related to the development of video training.

§  Corporate salary and bonus expense increase of $96,000.

Gain on disposal of restaurants and equipment: For fiscal 2007 the gain on disposal of restaurants and equipment decreased $40,000 to $17,000 from $57,000.  The $17,000 gain on disposal of restaurants and equipment in fiscal 2007 is from the partial recognition of deferred gains related to two sale-leaseback transactions that were completed in fiscal 2004 and 2006, offset by the write off of $29,000 of goodwill related to a restaurant sold to a franchisee in May 2007.

Income from Operations: Income from operations was $360,000 in fiscal 2007 compared to income from operations of $361,000 in fiscal 2006.

Net Income: Net income was $29,000 for fiscal 2007 compared to net income of $17,000 in fiscal 2006.  The change from fiscal 2006 to fiscal 2007 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", "Selling General and Administrative Costs" and "New Store Pre-opening Costs" sections of Item 6.  In addition, 1) minority interest expense decreased $35,000 due to decreased income from restaurant operations of the joint venture restaurants for fiscal 2007; 2) net interest income decreased $47,000 to $40,000 from $87,000 in fiscal 2006 due to increased interest expense on debt and reduced earnings on cash reserves in the current period; and, 3) other expenses decreased $25,000 to $160,000 from $185,000 in fiscal 2006.  Other expenses include $160,000 in franchise related expenses compared to $166,000 in the same prior year period.  Franchise expenses in the current year include all support costs related to the three franchised restaurants that opened in fiscal 2007.

Liquidity and Capital Resources

Cash and Working Capital: As of September 30, 2007, we had $2,465,000 of cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt financing, for the development of new company-owned restaurants.  Management believes that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for fiscal 2008.

As of September 30, 2007, we had working capital of $532,000.  Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new Good Times restaurants are opened.

In July 2006 we purchased an existing restaurant from a franchisee for total consideration of $329,000, which included forgiving a note receivable due from the franchisee in the amount of $77,000, payment in full of the franchisee's note payable with GE Capital in the amount of $140,000 and cash of approximately $112,000.  The transaction resulted in the recording of $33,000 of goodwill.  In May 2007 we sold the restaurant to an unrelated third party franchisee, resulting in the write off of the goodwill.  The land, building and improvements for this site were originally sold in a sale leaseback transaction.  We will remain contingently liable on that lease which was subleased to the new franchisee.  We maintained ownership of the fixtures and equipment and entered into a lease agreement for those assets with the franchisee.

In August 2007 we completed a sale-leaseback transaction related to a company-owned restaurant that opened that month.  The net proceeds to us were approximately $1,580,000, which were equal to the cost of the land, building and improvements of the new restaurant, and a gain of $15,000.

We are also currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants.  We also anticipate investing approximately $600,000 during fiscal 2008 in existing company-owned and joint venture restaurants to upgrade the exterior building finishes and dining rooms as well as to improve the patios.

Financing: In May 2007 the Company borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.7% for the full eight year term coinciding with the note payable.  Partial proceeds from the loan were used to: 1) payoff our existing GE Capital notes payable of $398,000; and, 2) fund new store construction.  The balance of the proceeds will be used to partially fund the purchase of an existing restaurant from a franchisee.

In August 2006 we entered into a $1,000,000 promissory note with an unrelated third party (PFGI II, LLC) and in March 2007 we entered into a second $1,000,000 promissory note with the same third party.  The promissory notes constitute revolving lines of credit for the development of new restaurants which may be advanced and repaid on a monthly basis from time to time.  Prior to maturity, no principal payments are required, and monthly payments of interest only at the prime rate plus 2% are due, with all unpaid principal due on July 10, 2008.  The loans are secured by separate leasehold deeds of trust related to six company-owned restaurants.  The total outstanding balance on both lines of credit was $750,000 at September 30, 2007.  Subsequent to the fiscal year end the balance was repaid in full.

Cash Flows: Net cash provided by operating activities was $1,763,000 for fiscal 2007 compared to $1,454,000 in fiscal 2006.  The increased net cash provided by operating activities for fiscal 2007 was the result of net income of $29,000 and non-cash reconciling items totaling $1,734,000 (comprised principally of depreciation and amortization of $1,223,000, minority interest of $211,000 and increases in operating assets and liabilities totaling $300,000).

Net cash used in investing activities in fiscal 2007 was $2,057,000 compared to $1,382,000 in fiscal 2006.  The fiscal 2007 activity reflects payments for the purchase of property and equipment of $3,738,000, proceeds from a sale-leaseback transaction of $1,580,000 and payments received on loans made to franchisees of $101,000.

Net cash provided by financing activities in fiscal 2007 was $146,000 compared to $778,000 in fiscal 2006.  The fiscal 2007 activity includes principal payments on notes payable and long term debt of $559,000, borrowings on notes payable and long-term debt of $1,100,000, distributions to minority interests in partnerships of $319,000, contributions from minority interest partners of $10,000, proceeds from the exercise of stock options of $164,000 and net repayments on the revolving lines-of-credit of $250,000.

Contingencies and Off-Balance Sheet Arrangements: We are contingently liable on several ground leases that have been subleased or assigned to franchisees.  We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities.

Critical Accounting Policies and Estimates

Notes Receivable: We evaluate the collectability of our note receivables from franchisees annually.  Historically, such amounts have been fully repaid and we believe the collateral and guarantees are adequate to provide for future payments; therefore no allowances for amounts estimated to be uncollectable have been provided.

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

New Accounting Pronouncements: In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes."  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year beginning October 1, 2007.  The adoption of this statement will not have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year beginning October 1, 2008.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date.  SFAS 159 has the same effective date as SFAS 157.  The adoption of these statements is not expected to have a material impact on the Company's financial position or results of operations.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

Subsequent Events: On December 3, 2007, we entered into a development agreement with Zen Partners LLC that is comprised of a Development Agreement, a Management Agreement and a Site Selection, Construction Management and Pre-Opening Services Agreement.  The agreements provide for the development of up to twenty five restaurants with a five year development schedule for up to ten of the restaurants with an option to develop an additional fifteen restaurants, exercisable any time during the initial five year period.   We will manage and operate the restaurants utilizing our employees on the same basis as we would company-owned restaurants, however the Zen Partners LLC will provide all development and operating capital.  We will receive a fixed fee for the development of each restaurant and a recurring management fee based on a percentage of sales for the operation of the restaurants.   We may provide a limited lease guarantee on the initial three restaurants developed, for which we will receive an additional recurring guarantee fee.  We will also participate in the ongoing profitability of the restaurants after Zen Partners LLC has received a priority return on its invested capital.  A member of our Board of Directors and significant shareholder, David Grissen, is an owner of Zen Partners LLC.

Pre-approval of non-audit services: On November 17, 2007, the Audit Committee of the Board of Directors of Good Times Restaurants Inc. approved in advance certain non-audit services to be performed by Hein & Associates, Good Times' independent auditor.  These non-audit services are to consist primarily of corporate income tax compliance services.

Item 8.          Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the years ended September 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2007, and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006, in conformity with U.S. Generally Accepted Accounting Principles.

HEIN & ASSOCIATES LLP

Denver, Colorado

December 13, 2007

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$2,465,000
Receivables, net of allowance for doubtful accounts of $0	187,000
Inventories	191,000
Prepaid expenses and other	39,000
Notes receivable	88,000
Total current assets	2.970,000
Property and Equipment:
Land and building	5,252,000
Leasehold improvements	3,737,000
Fixtures and equipment	7,798,000
16,787,000
Less accumulated depreciation	(9,371,000)
7,416,000

Assets held for sale	779,000

Other Assets:
Notes receivable	300,000
Other	79,000
379,000
Total Assets	$11,544,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and leases	$870,000
Accounts payable	387,000
Deferred income	119,000
Other accrued liabilities	1,062,000
Total current liabilities	2,438,000
Long-Term Liabilities:
Debt and leases, net of current portion	970,000
Deferred and other liabilities	1,052,000
Total long-term liabilities	2,022,000
Minority Interests in Partnerships	751,000
Commitments and Contingencies (Notes 3, 5 and 11)
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $.01 par value; 50,000,000 shares authorized, 3,866,896 issued and outstanding	4,000
Accumulated other comprehensive loss	(26,000)
Capital contributed in excess of par value	17,439,000
Accumulated deficit	(11,084,000)
Total stockholders' equity	6,333,000
Total Liabilities and Stockholders' Equity	$11,544,000

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2007	2006
Net Revenues:
Restaurant sales	$24,215,000	$20,329,000
Area development and franchise fees	70,000	60,000
Franchise royalties	670,000	546,000
Total net revenues	24,955,000	20,935,000
Restaurant Operating Costs:
Food and packaging costs	7,589,000	6,338,000
Payroll and other employee benefit costs	8,063,000	6,584,000
Restaurant occupancy costs	3,310,000	2,877,000
Accretion of deferred rent	32,000	35,000
Other restaurant operating costs	1,051,000	885,000
New store pre-opening costs	118,000	182,000
Depreciation and amortization	1,223,000	997,000
Total restaurant operating costs	21,386,000	17,898,000
General and administrative	1,799,000	1,548,000
Advertising	1,427,000	1,185,000
Gain on disposal of restaurants and equipment	(17,000)	(57,000)
Income From Operations	360,000	361,000
Other Income (Expenses):
Interest income	99,000	141,000
Interest expense	(59,000)	(54,000)
Minority interest in income of partnerships	(211,000)	(246,000)
Other, net	(160,000)	(185,000)
Total other expenses, net	(331,000)	(344,000)
Net Income	$29,000	$17,000
Basic Income per Share	$0.01	$0.01
Diluted Income per Share	$0.01	$0.01
Weighted Average Common Shares Outstanding:
Basic	3,838,867	2,913,077
Diluted	3,975,957	3,054,952

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2005 THROUGH SEPTEMBER 30, 2007

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income	Total

Balances, October 1, 2005	1,240,000	$ 12,000	2,497,647	$ 2,000	$17,054,000	$(11,069,000)	$ 0	$ 0	$5,999,000

Preferred stock issuance					(19,000)				(19,000)
Preferred dividends						(61,000)			(61,000)
Preferred stock conversion	(1,240,000)	(12,000)	1,240,000	1,000					(11,000)
Stock issued for exercised stock options			73,504	1,000	156,000				157,000
Net income						17,000			17,000

Balances, September 30, 2006	0	0	3,811,151	4,000	17,191,000	(11,113,000)	0	0	6,082,000

Stock option compensation cost					84,000				84,000
Stock issued for exercised stock options			55,745		164,000				164,000
Comprehensive income (Loss)
Net Income						29,000		29,000	29,000
Deferred hedging losses							(26,000)		(26,000)
Comprehensive loss								(26,000)
Balances, September 30, 2007			$3,866,896	$ 4,000	$17,439,000	$(11,084,000)	$ (26,000)	$ 3,000	$6,333,000

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$29,000	$17,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,223,000	997,000
Accretion of deferred rent	32,000	35,000
Minority interest expense	211,000	246,000
Gain on disposal of property, restaurants and equipment	(17,000)	(57,000)
Stock option compensation cost	84,000	-
Write off of future site costs	-	13,000

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(97,000)	65,000
Inventories	13,000	(72,000)
Prepaid expenses and other	4,000	(6,000)
Deposits and other assets	(18,000)	(26,000)
(Decrease) increase in:
Accounts payable	120,000	24,000
Accrued and other liabilities	229,000	173,000
Deferred franchise fees	(50,000)	45,000
Net cash provided by operating activities	1,763,000	1,454,000
Cash Flows From Investing Activities:
Payments for the purchase of property and equipment	(3,738,000)	(3,975,000)
Proceeds from the sale of assets	-	651,000
Proceeds from sale-leaseback transaction	1,580,000	-
Proceeds from sale of investments	-	1,900,000
Loans made to franchisees and to others	-	(102,000)
Payments received on loans to franchisees and to others	101,000	144,000
Net cash (used in) investing activities	(2,057,000)	(1,382,000)
Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long‑term debt	(809,000)	(217,000)
Borrowings on notes payable and long-term debt	1,100,000	1,000,000
Proceeds (expenses) from preferred stock offering	-	(30,000)
Proceeds from exercise of stock options	164,000	157,000
Preferred dividends paid	-	(61,000)
Distributions paid to minority interests in partnerships	(319,000)	(316,000)
Contributions from minority interests in partnerships	10,000	245,000
Net cash provided by financing activities	146,000	778,000
Net Change in Cash and Cash Equivalents	(148,000)	850,000
Cash and Cash Equivalents, beginning of year	2,613,000	1,763,000
Cash and Cash Equivalents, end of year	$2,465,000	$2,613,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 106,000	$ 54,000
Purchase of equipment with debt	$ 27,000	$ -

See accompanying notes to these consolidated financial statements.

1.            Organization and Summary of Significant Accounting Policies:

Organization - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

Drive Thru commenced operations in 1986 and, as of September 30, 2007, operates twenty-seven company-owned and joint venture drive-thru fast food hamburger restaurants.  The Company's restaurants are located in Colorado. In addition, Drive Thru has twenty-seven franchises, twenty operating in Colorado, three in Wyoming, one in Idaho and three in North Dakota, and is offering franchises for development of additional Drive Thru restaurants.

Principles of Consolidation - The consolidated financial statements include the accounts of Good Times, its subsidiary and two limited partnerships, in which the Company exercises control as general partner.  The Company owns an approximate 51% interest in both partnerships, is the sole general partner and receives a management fee prior to any distributions to the limited partners.  Because the Company owns an approximate 51% interest in the partnerships and exercises complete management control over all decisions for the partnerships, except for certain veto rights, the financial statements of the partnerships are consolidated into the Company's financial statements.  The equity interests of the unrelated limited partners are shown on the accompanying consolidated balance sheet as minority interest, and the limited partners' shares of net income in the partnerships is shown as minority interest expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

Accounting Estimates - The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable include uncollateralized receivables from our franchisees and our advertising fund, due in the normal course of business, generally requiring payment within thirty days of the invoice date. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. Currently and historically there have been no allowances for unrecoverable accounts receivable.

Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of restaurant food items and related packaging supplies.

Property and Equipment - Depreciation is recognized using the straight-line method over the estimated useful lives of the assets or the lives of the related leases, if shorter, as follows:

Buildings	15 years
Leasehold improvements	7-15 years
Fixtures and equipment	3-8 years

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized.  When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

Assets held for sale of $779,000 shown in the accompanying condensed consolidated  balance sheet is related to two sites, one of which is under development and will be marketed in the sale lease-back market, the second is under contract as of September 30, 2007 with expected proceeds of approximately $750,000.

Impairment of Long-Lived Assets - The Company reviews undiscounted cash flows of each restaurant as compared to the net book value of each restaurant's respective properties.  If the undiscounted cash flows of each restaurant are less than their respective net book values, the respective properties are written down to their fair market values.

Sales of Restaurants and Restaurant Equity Interests - Sales of restaurants or non-controlling equity interests in restaurants developed by the Company are recorded under either the full accrual method or the installment method of accounting.  Under the full accrual method, a gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete without further contingencies.  When a sale does not meet the requirements for income recognition, the related gain is deferred until those requirements are met.  Under the installment method, the gain is incrementally recognized as principal payments on the related notes receivable are collected.  The Company's accounting policy, with regards to the sale of restaurants, is in accordance with SFAS No. 66.  If the initial payment is less than the percentages set forth, use of the installment method is required.  The Company currently has $29,000 collected from the sale of one restaurant, which did not meet the initial payment test of SFAS No. 66, and the gain from that sale has been deferred and is being recognized ratably in proportion to the payments received on the related notes receivable.

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

Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $517,000 as of September 30, 2007) is reflected in the accompanying consolidated balance sheet as a deferred liability.  Also included in the $1,052,000 deferred and other liability balance is a $482,000 deferred gain on the sale of the building and improvements of two Company-owned restaurants in two separate sale leaseback transactions.  The building and improvements were subsequently leased back from the third party purchasers.  The gains will be recognized in future periods in proportion to the rents paid on the fifteen and twenty year leases.  The remaining balance includes a deferred gain of $27,000 on the sale of a restaurant, and a deferred hedging loss liability of $26,000.

Opening Costs - Opening costs are expensed as incurred.

Advertising - The Company incurs advertising expenses in connection with the marketing of its restaurant operations.  Advertising costs are expensed when the related advertising begins.

Franchise and Area Development Fees - Individual franchise fee revenue is deferred when received and is recognized as income when the Company has substantially performed all of its obligations under the franchise agreement and the franchisee has commenced operations.  The Company's commitments and obligations pursuant to the franchise agreements consist of a) development assistance; including site selection, building specifications and equipment purchasing and b) operating assistance; including training of personnel and preparation and distribution of manuals and operating materials.  All of these obligations are effectively complete upon the opening of the restaurant at which time the franchise fee and the portion of any development fee allocable to that restaurant is recognized.  There are no additional material commitments or obligations.

The Company has not recognized any franchise fees that have not been collected.  The Company segregates initial franchise fees from other franchise revenue in the statement of operations.  Revenues and costs related to company-owned restaurants are segregated from revenues and costs related to franchised restaurants in the statement of operations.

Continuing royalties from franchisees, which are a percentage of the gross sales of franchised operations, are recognized as income when earned.  Franchise development expenses, which consist primarily of legal costs and restaurant opening expenses associated with developing and opening franchise restaurants, are expensed against the related franchise fee income.

Accounting for Notes Receivable - The Company's notes receivables are all due from Good Times franchisees, or franchise advertising cooperatives. All of the notes receivable are collateralized by real estate or equipment and certain of the notes are personally guaranteed by the franchisees. The notes are all term notes with interest accruing at market rates. The Company reviews the notes from time to time to access collectability. The Company has determined that all notes receivable at September 30, 2007 are collectable and allowances for write-downs are not necessary.

Operating Partner Program - Operating Partners in a restaurant share in future increases of their restaurant's cash flows above an established baseline, which is based on the preceding twelve months' cash flow after full allocation of advertising and capital expenses.  This program is designed to figuratively put Operating Partners in the shoes of an owner so that a portion of their compensation is derived solely from the improvement in the financial performance of their respective restaurants.  The portion of cash flow increases allocable to the Operating Partners are expensed as incurred on a quarterly basis, with a cumulative adjustment made for any months where cash flows fall below the established baselines. Compensation under this program is expensed to restaurant operations as incurred.  No other long term benefits accrue or vest to the Operating Partners in this program.  Operating Partners are employees at will and are subject to termination from this program if certain operating, customer service and financial objectives are not met.

Income Taxes - Income taxes are recorded in accordance with asset and liability approaches whereby  the recognition of deferred tax liabilities and assets are recorded for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the Company's assets and liabilities. Valuation allowances are provided for deferred tax assets if their recovery is more not likely than not.

Net Income (Loss) Per Common Share - The income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share."  Basic EPS is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 137,090 and 141,875 shares of common stock were included in computing diluted EPS for 2007 and 2006 respectively because they were dilutive.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 30, 2007, notes receivable totaled $388,000 and are due from eight entities.  Additionally, the Company has other current receivables totaling $187,000, which includes $81,000 of franchise receivables.

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

Comprehensive Income (Loss) - Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions. See Note 10 for additional information.

Stock-Based Compensation - Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123(R), Share-Based Payment, using the modified prospective application transition method. Under the provisions of SFAS 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). See Note 10 for additional information.

Variable Interest Entities - In December 2003, the FASB finalized FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB51" (FIN 46R). FIN 46R expands the scope of ARB51 and can require consolidation of "variable interest entities" (VIEs).  Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has several franchisees with notes payable to the Company.  These franchisees are variable interest entities as defined by FIN 46R, however, the Company is not the primary beneficiary of these entities.  Therefore they are not required to be consolidated under FIN 46R.

Accounting Changes and Error Corrections - In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154").  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method.  SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005, which is our fiscal year beginning October 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial position or results of operations.

New Accounting Pronouncements - In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes."  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year beginning October 1, 2007.  The adoption of this statement will not have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year beginning October 1, 2008.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date.  SFAS 159 has the same effective date as SFAS 157.  The adoption of these statements is not expected to have a material impact on the Company's financial position or results of operations.

In November 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination (FAS 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. Early adoption is prohibited for both standards. Management is currently evaluating the requirements of FAS 141(R) and FAS 160 and has not yet determined the impact on its financial statements.

2.            Notes Receivable:

Notes receivable consists of the following as of September 30, 2007:

Notes receivable from franchisees related to the sale of restaurants; 8.15% interest per annum; monthly payments of principal and interest are due in the amount of approximately $3,100; final payment due in 2017; collateralized by a second security interest in buildings and equipment and guaranteed by an individual.	$255,000

Notes receivable from franchisees related to installation of certain equipment; 8.5% to 10% interest per annum; monthly payments of principal and interest are due in the amount of approximately $3,200; final payment due in 2010; collateralized by all fixtures and equipment of the related restaurants.	61,000

Other, various terms	72,000
388,000
Less current portion	(88,000)
Notes receivable, net of current portion	$300,000

3.            Debt:

Notes payable with PFGI II, LLC with monthly payments of interest (prime rate +2%, the prime rate at September 30, 2007 was 7.5%) with all unpaid principal due on July 10, 2008. The loans are secured by four Leasehold Deeds of Trust and two Security Agreements and Assignment of Rents and Fixture Filings related to those six corporate restaurants. The promissory notes constitute a revolving line of credit which may be advanced, repaid and re-advanced from time to time. The maximum available under these lines is $2,000,000.	$750,000

Note payable with Wells Fargo Bank, NA with payments of principal and interest (prime rate less .5%) due monthly and the final payment due in April 2015. The loan is secured by four Security Agreements related to four corporate restaurants.	1,066,000

Other, various terms	24,000
1,840,000
Less current portion	(870,000)
$970,000

In conjunction with the Wells Fargo Bank term loan, the Company entered into a variable to fixed interest rate swap agreement with Wells Fargo Bank effective May 9, 2007, with a notional amount of $1,100,000, a pay rate of 7.77% and a receive rate based on the bank prime rate less .50%. The swap agreement has an eight-year term and has the effect of normalizing the effective interest rate at 7.77%.

As of September 30, 2007, the fair value of the contract was a loss of $26,000. This change in the fair value has been recorded in other comprehensive loss.

As of September 30, 2007, principal payments on debt became due as follows:

Years Ending September 30,

2008	$ 870,000
2009	124,000
2010	124,000
2011	134,000
2012	144,000
Thereafter	444,000

$1,840,000

In connection with the Wells Fargo Bank loan, the Company has agreed to certain covenants, which include minimum tangible net worth, a total liabilities to tangible net worth ratio and a fixed charge coverage ratio, as defined in the agreement. As of September 30, 2007, the Company was in compliance with its loan covenants.

4.            Other Accrued Liabilities:

Other accrued liabilities consist of the following at September 30, 2007:

Wages and other employee benefits	$ 311,000
Taxes, other than income tax	525,000
Other	226,000

$1,062,000

5.            Commitments and Contingencies:

The Company's office space, and the land and buildings related to the Drive Thru restaurant facilities are classified as operating leases and expire over the next 17 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2007 and 2006.

Following is a summary of operating lease activities:

Year Ended September 30, 2007

Minimum rentals	$2,214,000
Less sublease rentals	(386,000)

Net rent paid	$1,828,000

As of September 30, 2007, future minimum rental commitments required under the Company's operating leases   that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ending September 30,

2008	$ 2,345,000
2009	2,250,000
2010	2,003,000
2011	1,841,000
2012	1,729,000
Thereafter	11,908,000
22,076,000
Less sublease rentals	(3,465,000)

$18,611,000

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

6.         Financing Transactions:

In July 2006, the Company purchased the equipment and improvements from a franchisee for total consideration of $329,000.  The assets of the restaurant were recorded on the Company's books at the fair market value of $296,000, resulting in the recording of goodwill in the amount of $33,000.  In May 2007 the Company sold the restaurant to an unrelated third party franchisee, resulting in the write off of the goodwill. The land. building and improvements for this site were originally sold in a sale lease-back transaction. We will remain contingently liable on that lease which was subleased to the new franchisee. The Company has maintained ownership of the fixtures and equipment and entered into a lease of those assets with the franchisee.

In May 2007 the Company borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  Partial proceeds from the loan were used to: 1) payoff our existing GE Capital notes payable of $398,000; and, 2) fund new store construction. The balance of the proceeds will be used to partially fund the purchase of an existing restaurant from a franchisee.

7.         Managed Limited Partnerships:

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

8.         Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30, 2007:

     Current

Long Term

Deferred assets (liabilities):
Tax effect of net operating loss carryforward	$ -	$1,703,000
Partnership basis difference	-	157,000
Deferred revenue	-	205,000
Property and equipment basis differences	-	34,000
Other accrued liability difference	14,000	-
Net deferred tax assets	14,000	2,099,000
Less valuation allowance*	(14,000)	(2,099,000)

Net deferred tax assets	$ -	$ -

*   The valuation allowance increased by $55,000 during the year ended September 30, 2007.

The Company has net operating loss carryforwards of approximately $4,363,000 for income tax purposes which expire from 2008 through 2026.  The use of these net operating loss carryforwards may be restricted due to changes in ownership.

Total income tax expense for the years ended 2007 and 2006 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2007	2006

Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$10,000	$ 6,000
State income tax, net of federal tax benefit	1,000	1,000
Effect of change in valuation allowance	55,000	19,000
Permanent differences	41,000	(87,000)
Other	(107,000)	(39,000)

Provision for income taxes	$ -	$ -

9.               Related Parties:

A significant stockholder has entered into two franchise and management agreements with the Company.  The Company also leases office space from this stockholder under a lease agreement which expires in 2008.  Rent paid to the stockholder in 2007 and 2006 for office space was $54,000 and $53,000, respectively.  One of the Company's Board members is a principal of the stockholder.

The Bailey Company is also the owner of two franchised Good Times Drive Thru restaurants which are located in Thornton and Loveland, Colorado.  The Bailey Company has entered into two franchise and management agreements with us, and payments under those agreements totaled $90,000 for the fiscal year ended September 30, 2007.

10.           Stockholders' Equity:

Preferred Stock - The Company has the authority to issue 5,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

On February 10, 2005 the Company closed on the private placement of a total of 1,240,000 shares of Series B Preferred Stock for $2.50 per share. The aggregate purchase price for the 1,180,000 shares issued for cash was $2,950,000 with net proceeds of approximately $2,666,000. The Company had certain mandatory conversion rights which were exercised on June 8, 2006. The preferred shares accrued dividends at the rate of 6% per annum beginning on the first anniversary of the issuance of the shares. A declared dividend of $25,000 for the period from February 10, 2006 to March 31, 2006 was paid on May 15, 2006. Upon the mandatory conversion of the preferred shares to common shares on June 8, 2006 dividends of $35,000 were paid for the period April 1, 2006 to June 8, 2006

Common Stock Dividend Restrictions - As long as at least two-thirds of the shares of common stock into which the Series B Preferred Stock was converted remains held by the former holders of such converted Series B Preferred Stock, without the written consent or affirmative vote of the holders of three-quarters of the then outstanding votes of the shares of the Series B Preferred Stock and the shares of the common stock, the Company cannot institute any payment of cash dividends or other distributions on any shares of common stock.

Stock Option Plans - The Company has a stock option plan (the "2001 Stock Option Plan") whereby 66,830 shares are available for future grants as either incentive stock options or non-statutory stock options.  No further shares are available for future grants under the Company's 1992 Incentive Stock Option Plan and the 1992 Non-Statutory Stock Option Plan.

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

Net income for the fiscal year ended September 30, 2007 includes $84,000 of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2007, we granted 12,000 non-statutory stock options and 52,775 incentive stock options both with exercise prices of $6.38. The per share weighted average fair values were $3.84 for non-statutory stock option grants and $3.67 for incentive stock option grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the fiscal year ended September 30, 2007.

A summary of stock option activity under our share-based compensation plan for the fiscal year ended September 30, 2007 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	358,775	$3.29
Granted	64,775	$6.38
Exercised	(55,745)	$2.96
Forfeited or expired	(900)	$2.37
Outstanding Sept 30, 2007	366,905	$3.89	5.5	$650,000

Exercisable Sept 30, 2007	314,130	$3.47	4.9	$650,000

As of September 30, 2007, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $145,000 and is expected to be recognized over a weighted average period of 3.1 years.

The total intrinsic value of stock options exercised during the fiscal year ended September 30, 2007, was $157,000. Cash received from stock option exercises for the fiscal year ended September 30, 2007 was $164,000.

Accumulated Other Comprehensive Loss -  In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate $1,100,000 term loan. The Company records the fair value of these contracts in the balance sheet, with the offset to other comprehensive loss. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. See Note Three for additional information.

11.          Retirement Plan:

The Company has a 401(k) profit sharing plan (the "Plan").  Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation.  The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage.  The Company made matching contributions of $30,000 in both fiscal 2007 and fiscal 2006.  All matching contributions are made in cash.

12.          Subsequent Events:

On December 3, 2007, we entered into a development agreement with Zen Partners LLC that is comprised of a Development Agreement, a Management Agreement and a Site Selection, Construction Management and Pre-Opening Services Agreement.  The agreements provide for the development of up to twenty five restaurants with a five year development schedule for up to ten of the restaurants with an option to develop an additional fifteen restaurants, exercisable any time during the initial five year period.   We will manage and operate the restaurants utilizing our employees on the same basis as we would company-owned restaurants, however the Zen Partners LLC will provide all development and operating capital.  We will receive a fixed fee for the development of each restaurant and a recurring management fee based on a percentage of sales for the operation of the restaurants.   We may provide a limited lease guarantee on the initial three restaurants developed, for which we will receive an additional recurring guarantee fee.  We will also participate in the ongoing profitability of the restaurants after Zen Partners LLC has received a priority return on its invested capital.  A member of our Board of Directors and significant shareholder, David Grissen, is an owner of Zen Partners LLC.

Item 9.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the two most recent fiscal years, Good Times Restaurants has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

Item 9A.        Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report.  There was no change in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.         Other Information

Nothing to report.

PART III

Item 10.         Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this Item concerning our directors and executive officers is incorporated by reference to the information provided under the captions "Election of Directors" and "Executive Officers" in our definitive proxy statement for the annual meeting of stockholders, to be held on January 24, 2008 and to be filed within 120 days from September 30, 2007.  Information regarding the Company's Code of Ethics, nominating procedures and Audit Committee can be found on page 10 of the proxy statement.

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information provided under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the annual meeting of stockholders, to be held on January 24, 2008 and to be filed within 120 days from September 30, 2007.

Item 11.         Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the captions "Directors' Compensation" and "Executive Compensation" in our definitive proxy statement for the annual meeting of stockholders to be held on January 24, 2008 and to be filed within 120 days from September 30, 2007.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption " Ownership of common stock by Principal Stockholders and Management" in our definitive proxy statement for the 2008 annual meeting of stockholders to be filed within 120 days from September 30, 2007.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the information provided under the caption "Disclosure with Respect to the Company's Equity Compensation Plan" in Part II - Item 5 - Market for Common Equity and Related Stockholder Matters, included in this Form 10-KSB.

Item 13.         Certain Relationships, Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2007 annual meeting of stockholders to be filed within 120 days from September 30, 2006.

The information required by this Item concerning director independence is incorporated by reference to the information provided under the captions "Nominee selection process", "Nominees" and "Board Committees" in our definitive proxy statement for the 2008 annual meeting of stockholders to be filed within 120 days from September 30, 2007.

 Item 14.        Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption "Independent Public Accountants" in our definitive proxy statement for the 2008 annual meeting of stockholders to be filed within 120 days from September 30, 2007.

Item 15.         Exhibits

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

10.16          Wells Fargo Credit Agreement (previously filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

10.17          Form of Option Agreement (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.18          Form of Option Grant Notice (previously filed as Exhibit 10.19 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.19          Cash Bonus Plan for Boyd Hoback (previously filed as Exhibit 10.20 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.20          Securities Purchase Agreements (previously filed on the registrant's Current Report on Form 8-K dated January 3, 2005 (File No. 000-18590) and incorporated herein by reference)

10.21          Amendment to Securities Purchase Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 27, 2005 (File No. 000-18590) and incorporated herein by reference)

10.22          2001 Stock Option Plan, as amended (previously filed as Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on May 23, 2005 (Registration No. 333-125150) and incorporated herein by reference)

10.23          Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on February 17, 2005 (Registration No. 333-122890) and incorporated herein by reference

10.24          Amendment No. 1 to Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on April 4, 2005 (Registration No. 333-122890) and incorporated herein by reference

10.25          Conversion of Series B Convertible Preferred Stock (previously filed as Exhibit 99.1 to the registrant's Form 8-K Report dated June 8, 2006 (File No. 000-18590) and incorporated herein by reference)

10.26          Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated August 7, 2006 (File No. 000-18590) and incorporated herein by reference)

10.27          Acceleration of Vesting of Stock Options and Form of Resale Restriction Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated August 8, 2006 (File No. 000-18590) and incorporated herein by reference)

10.28          Expansion of Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated March 15, 2007 (File No. 000-18590) and incorporated herein by reference)

10.29          Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated May 7, 2007 (File No. 000-18590) and incorporated herein by reference)

10.30          Amendment No. 1 to Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated May 10, 2007 (File No. 000-18590) and incorporated herein by reference)

10.31          Development Agreement (previously filed as Exhibit 10.1to the registrant's Form 8-K Report dated December 2, 2007 (File No. 000-18590) and incorporated herein by reference)

10.32          Management Agreement (previously filed as Exhibit 10.2 to the registrant's Form 8-K Report dated December 2, 2007 (File No. 000-18590) and incorporated herein by reference)

10.33          Site Selection, Construction Management and Pre-Opening Services Agreement (previously filed as Exhibit10.3 to the registrant's Form 8-K Report dated December 2, 2007 (File No. 000-18590) and incorporated herein by reference)

14.1           Code of Ethics (previously filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

21.1           Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

23.1           *Consent of HEIN & ASSOCIATES LLP

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

GOOD TIMES RESTAURANTS INC.
Date: December 28, 2007	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Eric W. Reinhard	/s/ Boyd E. Hoback
Eric W. Reinhard, Chairman and Chief Development Officer Date: December 28, 2007	Boyd E. Hoback, Director and President and CEO Date: December 28, 2007
/s/ Geoffrey R. Bailey	/s/ Susan M. Knutson
Geoffrey R. Bailey, Director Date: December 28, 2007	Susan M. Knutson, Controller and Principal Financial Officer Date: December 28, 2007
/s/ Ron Goodson	/s/ Richard J. Stark
Ron Goodson, Director Date: December 28, 2007	Richard J. Stark, Director Date: December 28, 2007
/s/ David Grissen	/s/ Alan A. Teran
David Grissen, Director Date: December 28, 2007	Alan A. Teran, Director Date: December 28, 2007