Form 10QSB
period 2007-12-31
GOOD TIMES RESTAURANTS INC
filed 2008-02-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: December 31, 2007
Commission file number: 0-18590

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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of stock outstanding at February 14, 2008.

3,878,859 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended December 31, 2007

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2007 and September 30, 2007	3 - 4

	Condensed Consolidated Statements of Operations -
	For the three months ended December 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flow -
	For the three months ended December 31, 2007 and 2006	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information.	16

Item 6.	Exhibits and Reports on Form 8-K	16

	SIGNATURES	16

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited	Audited
	December 31,	September 30,
	2007	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,526,000	$2,465,000
Receivables, net of allowance for doubtful accounts of $0	207,000	187,000
Prepaid expenses and other	41,000	39,000
Inventories	196,000	191,000
Notes receivable	85,000	88,000
Total current assets	2,055,000	2,970,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	5,289,000	5,252,000
Leasehold improvements	3,754,000	3,737,000
Fixtures and equipment	7,812,000	7,798,000
	16,855,000	16,787,000

Less accumulated depreciation and amortization	(9,657,000)	(9,371,000)
	7,198,000	7,416,000

      Assets held for sale

787,000

779,000

OTHER ASSETS:

Notes receivable, net of current portion	279,000	300,000
Deposits and other assets	80,000	79,000
	359,000	379,000

TOTAL ASSETS	$10,399,000	$11,544,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 121,000	$ 870,000
Accounts payable	323,000	387,000
Deferred income	72,000	119,000
Other accrued liabilities	1,044,000	1,062,000
Total current liabilities	1,560,000	2,438,000

LONG-TERM LIABILITIES:

Debt, net of current portion	940,000	970,000
Deferred liabilities	1,079,000	1,052,000
Total long-term liabilities	2,019,000	2,022,000

MINORITY INTERESTS IN PARTNERSHIPS	709,000	751,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

Unaudited

Audited

December 31,

September 30,

2007

2007

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2007 and
December 31, 2007	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,878,559 shares issued and
Outstanding as of December 31, 2007 and
3,866,896 shares issued and outstanding as
of September 30, 2007	4,000	4,000
Accumulated other comprehensive loss	(54,000)	(26,000)
Capital contributed in excess of par value	17,500,000	17,439,000
Accumulated deficit	(11,339,000)	(11,084,000)
Total stockholders' equity	6,111,000	6,333,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$ 10,399,000

$11,544.000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended

December 31,

2007

2006

NET REVENUES:

Restaurant sales, net	$6,035,000	$5,167,000
Franchise revenues	161,000	126,000
Total net revenues	6,196,000	5,293,000

RESTAURANT OPERATING COSTS:

Food and packaging costs	1,846,000	1,579,000
Payroll and other employee benefit costs	2,129,000	1,799,000
Occupancy and other operating costs	1,119,000	1,052,000
Accretion of deferred rent	7,000	10,000
Depreciation and amortization	308,000	299,000
Total restaurant operating costs	5,409,000	4,739,000

General and administrative costs	555,000	460,000
Advertising costs	370,000	328,000
Franchise costs	96,000	35,000
Gain on sale of restaurant building	(8,000)	(8,000)

LOSS FROM OPERATIONS	(226,000)	(261,000)

OTHER INCOME AND (EXPENSES)

Minority income (expense), net	(32,000)	(12,000)
Interest, net	3,000	15,000
Total other income and (expenses)	(29,000)	3,000

NET LOSS	($255,000)	($258,000)

BASIC AND DILUTED LOSS PER COMMON SHARE

$       (.06)

$       (.07)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS

USED IN PER SHARE CALCULATION:

BASIC AND DILUTED	3,999,518	3,818,738

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($255,000)	($258,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	308,000	299,000
Stock based compensation expense	24,000	19,000
Accretion of deferred rent	7,000	10,000
Minority interest	32,000	12,000
Recognition of deferred (gain) on sale of restaurant building	(8,000)	(8,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(22,000)	(42,000)
Inventories	(5,000)	4,000
Deposits and other	(3,000)	-
(Decrease) increase in:
Accounts payable	(64,000)	(38,000)
Accrued liabilities and deferred income	(66,000)	17,000
Net cash provided by (used in) operating activities	(52,000)	15,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(95,000)	(131,000)
Sale of investments	-	-
Loans made to franchisees and to others	-	-
Payments received on loans to franchisees and to others	24,000	25,000
Net cash used in investing activities	(71,000)	(106,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(29,000)	(57,000)
Repayments on revolving lines of credit	(750,000)	(1,000,000)
Proceeds from exercise of options	37,000	89,000
Distributions, net of contributions paid to minority interests in partnerships	(74,000)	(62,000)
Net cash used in financing activities	(816,000)	(1,030,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(939,000)	(1,121,000)

CASH AND CASH EQUIVALENTS, beginning of period	$2,465,000	$2,613,000

CASH AND CASH EQUIVALENTS, end of period	$1,526,000	$1,492,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 24,000	$ 13,000
Purchase of equipment with debt	$ 0	$ 27,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2007, the results of its operations and its cash flows for the three month period ended December 31, 2007.  Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The condensed consolidated balance sheet as of September 30, 2007 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2007.

Certain prior year balances have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the net loss.

Note 2. Recent Developments

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

Note 3. Stock-Based Compensation

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

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during all years presented. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Our net loss for the three months ended December 31, 2007 and December 31, 2006 includes $24,000 and $19,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the three months ended December 31, 2007, we granted 12,000 non-statutory stock options and 16,700 incentive stock options both with exercise prices of $5.75. The per share weighted average fair values were $3.26 for non-statutory stock option grants and $3.10 for incentive stock option grants.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Incentive Stock Options	Non-Statutory Stock Options
Expected term (years)	6.0	6.7
Expected volatility	51%	51%
Risk-free interest rate	4.4%	4.4%
Expected dividends	0	0

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the quarter ended December 31, 2007.

A summary of stock option activity under our share-based compensation plan for the quarter ended December 31, 2007 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	366,905	$3.89
Granted	28,700	$5.75
Exercised	(11,663)	$3.41
Forfeited or expired	-	-
Outstanding Dec 31, 2007	383,942	$4.04	5.7	$679,000

Exercisable Dec 31, 2007	319,744	$3.61	5.1	$679,000

As of December 31, 2007, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $209,000 and is expected to be recognized over a period of 3.75 years.

The total intrinsic value of stock options exercised during the three months ended December 31, 2007, was $31,000. Cash received from stock option exercises for the three months ended December 31, 2007 was $37,000.

Note 4. Comprehensive Income (Loss)

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

Note 5. Contingent Liabilities

We remain contingently liable on various restaurant leases that were previously sold.  We have never experienced any losses nor do we anticipate any future losses from these contingent liabilities.

Note 6. Assets Held for Sale

We have classified $787,000 as assets held for sale in the accompanying condensed consolidated balance sheet.  These costs are related to two sites, one of which are under development and will be marketed in the sale lease-back market, the second of which was vacant land and was sold in January 2008 with net proceeds of $747,000.

Note 7. Accounting Policies

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes."  FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the "more-likely-than-not" recognition threshold, the benefit of that position is not recognized in the financial statements.  FIN 48 was effective for the fiscal year beginning October 1, 2007 and there is no cumulative effect of applying FIN 48.

Note 8. Income Taxes

On October 1, 2007, the Company adopted the provisions of FIN 48. There were no material tax positions not meeting the "more-likely-than-not" recognition threshold and therefore there is no cumulative effect of applying FIN 48.

Although the Company has not incurred interest and penalties associated with unrecognized tax benefits; future interest and penalties associated with unrecognized tax benefits, if any, will be recognized in income tax expense in the Consolidated Statements of Operations and the corresponding liability in income taxes payable or income taxes receivable, net on the Consolidated Balance Sheets.

The Company is currently not undergoing any examinations by any taxing jurisdictions, with the tax years for the Fiscal Years Ending September 30, 2003 through 2007 remaining open to examination.

Note 9. New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 which will be effective for our fiscal year beginning October 1, 2008. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141(revised 2007), "Business Combinations" ("FAS 141(R)"), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  This accounting pronouncement is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year beginning October 1, 2009. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements and amendment to ARB No. 51" ("FAS 160").  This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  FAS 160 is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year beginning October 1, 2009.  We are currently evaluating the requirements of FAS 160 and have not yet determined the impact on our financial statements.

Note 10. Stock Transactions

None.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS FOR THE COMPANY

General

This Form 10-QSB contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company's form 10-KSB for the fiscal year ended September 30, 2007.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

Restaurant Locations

We currently operate and franchise a total of fifty-two Good Times restaurants, of which forty-seven are in Colorado, with forty-two in the Denver greater metropolitan area, three in Colorado Springs, one in Grand Junction and one in Silverthorne. Eight of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there is one in North Dakota, two in Wyoming, and five in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	24	21	3
Good Times franchised	20	16	2	1	1
Dual brand co-owned	3	3
Dual brand franchised	5	2			2	1
Total	52	42	5	1	3	1

                     January

	2007	2008
Company-owned restaurants	17	18
Joint venture restaurants	9	9
Franchise operated restaurants	23	25
Total restaurants	49	52

In fiscal 2007 we opened one new company-owned restaurant in Littleton, Colorado in May 2007 and one new company-owned restaurant in Colorado Springs, Colorado in August 2007.  In May 2007 we sold one existing company-owned restaurant to a new franchisee.  One new franchised Good Times restaurant opened in Longmont, Colorado in March 2007, and two new franchised dual brand restaurants opened in February 2007, one in Gillette, Wyoming and one in Dickinson, North Dakota.  Five additional Good Times restaurants are under various stages of development and entitlement, two in Colorado and three in Omaha, Nebraska.

In January 2008 a North Dakota franchisee terminated their Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products in their two locations,

The following presents certain historical financial information of our operations.  This financial information includes results for the three months ended December 31, 2006 and results for the three months ended December 31, 2007.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2007 increased $903,000 (17.0%) to $6,196,000 from $5,293,000 for the three months ended December 31, 2006.  Same store restaurant sales increased $459,000 (11.6%) during the three months ended December 31, 2007 for the restaurants that were open for the full periods ending December 31, 2007 and December 31, 2006.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales increased $453,000 due to six company-owned restaurants not included in same store sales. Three were opened beginning in late fiscal 2006 through fiscal 2007 and three are dual branded restaurants.  Restaurant sales increased $112,000 due to one non-traditional company-owned restaurant not included in same store sales. Restaurant sales decreased $156,000 due to one company-owned restaurant sold to a franchisee in May 2007.

Our same store restaurant sales were severely impacted by adverse weather conditions in the Denver, Colorado metropolitan area in December 2006.  The severe weather caused store closures and limited operating hours on two separate occasions during December 2006. In December 2007 we were again impacted by below average weather conditions in the Denver metropolitan area.

Franchise revenues increased $35,000 to $161,000 from $126,000 for the three months ended December 31, 2006 due to an increase in franchise royalties. Same store Good Times franchise restaurant sales increased 10.0% during the three months ended December 31, 2007 for the franchise restaurants that were open for the full periods ending December 31, 2007 and December 31, 2006.  Franchise restaurant sales increased $222,000 during the three months ended December 31, 2007 for one Good Times restaurant that opened in March 2007 and dual branded franchise restaurant sales increased $150,000 during the three months ended December 31, 2007 due to the opening of two new restaurants in fiscal 2007.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 89.6% during the three months ended December 31, 2007 compared to 91.7% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the three month period ended December 31, 2006	91.7%
Food and packaging costs	0%
Increase in payroll and other employee benefit costs	.5%
Decrease in occupancy and other operating costs	(1.8%)
Decrease in depreciation and amortization	(.7%)
Decrease in deferred rent	(.1%)
Restaurant-level costs for the three month period ended December 31, 2007	89.6%

Food and Packaging Costs

For the three months ended December 31, 2007 our food and paper costs, increased $267,000 to $1,846,000 (30.6% of restaurant sales) from $1,579,000 (30.6% of restaurant sales) compared to the same prior year period. Our weighted food and packaging costs increased approximately 7% during fiscal 2007. We have taken weighted menu price increases of 1.8% in January 2007, 2.3% in July 2007.and 3.3% in October 2007 to offset the food and packaging cost increases. We anticipate stable to moderate increases to food and packaging costs as a percentage of sales for the balance of fiscal 2008.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2007 our payroll and other employee benefit costs increased $330,000 to $2,129,000 (35.3% of restaurant sales) from $1,799,000 (34.8% of restaurant sales) compared to the same prior year period.  The increase in payroll and other employee benefit expenses as a percent of restaurant sales is the result of a mandated increase in the minimum wage paid to hourly employees in the state of Colorado beginning January 1, 2007 from $5.15 to $6.85 as well as additional labor required to execute sales of the new "Bambino" burger added in May 2007.  Additionally, our new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels.  The dual brand restaurants also have a higher labor cost as a percent of sales.  The current three month period ending December 31, 2007 includes two additional company-owned restaurants opened in fiscal 2007 that represent $157,000 of the increase compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended December 31, 2007 our occupancy and other operating costs increased $67,000 to $1,119,000 (18.6% of restaurant sales) from $1,052,000 (20.4% of restaurant sales) compared to the same prior year period.  The current three month period ending December 31, 2007 includes two additional company-owned restaurants opened in fiscal 2007 that represent an increase of $87,000 compared to the same prior year period; the increase was offset by a decrease of $44,000 due to one company-owned restaurant sold to a franchisee in May 2007.  Occupancy and other operating costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

Depreciation and Amortization

For the three months ended December 31, 2007 our depreciation and amortization increased $9,000 to $308,000 (5.1% of restaurant sales) from $299,000 (5.8% of restaurant sales) compared to the same prior year period. The $9,000 increase in depreciation and amortization for the three months ended December 31, 2007 is primarily due to the addition of two company-owned restaurants opened in fiscal 2007.

General and Administrative Costs

For the three months ended December 31, 2007, general and administrative costs increased $95,000 to $555,000 (9.0% of total revenues) from $460,000 (8.7% of total revenues) for the same prior year period.  The increase in general and administrative costs compared to the same prior year period is primarily attributable to increases in payroll and employee benefit costs, professional services and training and recruiting costs. Professional services increased $58,000 primarily attributable to legal fees relating to the joint venture agreement for the Omaha expansion and legal fees relating to the Company's Omnibus Equity Compensation Plan.

Advertising Costs

For the three months ended December 31, 2007 advertising costs increased $42,000 to $370,000 (6.1% of restaurant sales) from $328,000 (6.2% of restaurant sales) for the same prior year period.  The increase in advertising costs is primarily due to the increase in restaurant sales.  Contributions based on sales are made to the advertising funds.

Franchise Costs

For the three months ended December 31, 2007, franchise costs increased $61,000 to $96,000 (1.6% of total revenues) from $35,000 (.6% of total revenues) for the same prior year period.  The increase in franchise costs is primarily attributable to the addition of a Vice President of Franchise Development hired on October 1, 2007, who will be recruiting both experienced multi-unit operators as well as individual owner-operator franchisees for planned expansion into new states. We also incurred $13,000 in legal costs in the three months ended December 31, 2007 related to franchise registration filings in connection with our planned expansion.

Loss from Operations

We had a loss from operations of ($226,000) in the three months ended December 31, 2007 compared to a loss from operations of ($261,000) for the same prior year period. The decrease in loss from operations of $35,000 is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections of Item 2.

Net Loss

The net loss was ($255,000) for the three months ended December 31, 2007 compared to a net loss of ($258,000) for the same prior year period. The change from the three month period ended December 31, 2006 to December 31, 2007 was primarily attributable to the decrease in loss from operations for the three months ended December 31, 2007, as well as: 1) a decrease in net interest income of $12,000 compared to the same prior year period; and, 2) an increase in minority interest expense of $20,000 compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2007, we had $1,526,000 cash and cash equivalents on hand. Subsequent to the end of the quarter we sold assets held for sale with net proceeds of $747,000. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants.  We believe that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for fiscal 2008.

As of December 31, 2007, we had working capital of $495,000.  Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits.  We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Financing Activities

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable, see note 4 in item one above. Partial proceeds from the loan were used to: 1) payoff our existing GE Capital notes payable of $398,000; and, 2) fund new store construction. The balance of the proceeds will be used to partially fund the purchase of an existing restaurant from a franchisee.

Capital Expenditures

We are currently negotiating purchase and lease agreements for additional company-owned and franchise restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We also anticipate investing approximately $575,000 during the balance of fiscal 2008 in existing company-owned and joint venture restaurants to upgrade the exterior building finishes and dining rooms as well as to improve the patios.

Cash Flows

Net cash used in operating activities was $52,000 for the three months ended December 31, 2007.  The net cash used in operating activities for the three months ended December 31, 2007 was the result of a net loss of ($255,000) and non-cash reconciling items totaling $203,000 (comprised of depreciation and amortization of $308,000, minority interest of $32,000 and a net decrease in other operating assets and liabilities of $137,000).

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

Net cash used in investing activities for the three months ended December 31, 2007 was $71,000 which reflects payments of $95,000 for the purchase of property and equipment (including $31,000 for new store development, $27,000 for restaurant remodeling costs and $31,000 for miscellaneous restaurant related capital expenditures) and $24,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended December 31, 2006 was $106,000 which reflects payments of $131,000 for the purchase of property and equipment (including $77,000 for new store development and $54,000 for miscellaneous restaurant related capital expenditures) and $25,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended December 31, 2007 was $816,000, which includes principal payments on notes payable and long term debt of $29,000; a repayment on our revolving line of credit of $750,000; distributions to minority interests in partnerships of $74,000; and paid in capital activity of $37,000 related to the exercise of stock options.

Net cash used in financing activities for the three months ended December 31, 2006 was $1,030,000, which includes principal payments on notes payable and long term debt of $57,000; a repayment on our revolving line of credit of $1,000,000; net distributions to minority interests in partnerships of $62,000; and paid in capital activity of $89,000 related to the exercise of stock options.

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees.  We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities.

Impact of Inflation

We experienced moderation in commodity costs during fiscal 2005 and 2006 and significant increases in fiscal 2007.  State increases in the minimum wage resulted in an increase in our average hourly wage of $.60 per employee hour during fiscal 2007. It is anticipated that we will take moderate price increases during fiscal 2008, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in December, January, February and March.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for the quarter ended December 31, 2007

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2007.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

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

DATE: February 14, 2008
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller __________________________________