Form 10QSB
period 2008-03-31
GOOD TIMES RESTAURANTS INC
filed 2008-05-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: March 31, 2008
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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of stock outstanding at May 14, 2008.

3,898,559 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended March 31, 2008

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2008 and September 30, 2007	3 - 4

	Condensed Consolidated Statements of Operations -
	For the three and six months ended March 31, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flow -
	For the six months ended March 31, 2008 and 2007	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis	10 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information.	18

Item 6.	Exhibits and Reports on Form 8-K	18

	SIGNATURES	18

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                  (Unaudited)

	March 31,	September 30,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,819,000	$2,465,000
Receivables, net of allowance for doubtful accounts of $0	258,000	187,000
Prepaid expenses and other	91,000	39,000
Inventories	229,000	191,000
Notes receivable	60,000	88,000
Total current assets	2,457,000	2,970,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	5,511,000	5,252,000
Leasehold improvements	3,858,000	3,737,000
Fixtures and equipment	7,975,000	7,798,000
	17,344,000	16,787,000

Less accumulated depreciation and amortization	(9,948,000)	(9,371,000)
	7,396,000	7,416,000

      Assets held for sale

183,000

779,000

OTHER ASSETS:

Notes receivable, net of current portion	35,000	300,000
Deposits and other assets	78,000	79,000
	113,000	379,000

TOTAL ASSETS	$10,149,000	$11,544,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 121,000	$ 870,000
Accounts payable	378,000	387,000
Deferred income	69,000	119,000
Other accrued liabilities	1,181,000	1,062,000
Total current liabilities	1,749,000	2,438,000

LONG-TERM LIABILITIES:

Debt, net of current portion	910,000	970,000
Deferred liabilities	1,086,000	1,052,000
Total long-term liabilities	1,996,000	2,022,000

MINORITY INTERESTS IN PARTNERSHIPS	668,000	751,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                                                     (Unaudited)

March 31,

September 30,

2008

2007

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2007 and
March 31, 2008	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,898,559 shares issued and
Outstanding as of March 31, 2008 and
3,866,896 shares issued and outstanding as
of September 30, 2007	4,000	4,000
Accumulated other comprehensive loss	(87,000)	(26,000)
Capital contributed in excess of par value	17,528,000	17,439,000
Accumulated deficit	(11,709,000)	(11,084,000)
Total stockholders' equity	5,736,000	6,333,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$ 10,149,000

$11,544.000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,

Six Months Ended March 31,

	2008	2007	2008	2007
NET REVENUES:
Restaurant sales, net	$5,883,000	$5,365,000	$11,918,000	$10,532,000
Franchise revenues	160,000	211,000	322,000	337,000
Total revenues	6,043,000	5,576,000	12,240,000	10,869,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,829,000	1,633,000	3,675,000	3,212,000
Payroll and other employee benefit costs	2,149,000	1,906,000	4,278,000	3,705,000
Occupancy and other operating costs	1,179,000	1,038,000	2,297,000	2,090,000
Accretion of deferred rent	8,000	10,000	15,000	20,000
Opening costs	-	2,000	-	2,000
Depreciation and amortization	314,000	296,000	623,000	595,000
Total restaurant operating costs	5,479,000	4,885,000	10,888,000	9,624,000

General and administrative costs	484,000	438,000	1,039,000	899,000
Advertising costs	361,000	345,000	731,000	672,000
Franchise costs	91,000	57,000	188,000	92,000
(Gain) loss on sale of restaurant building and equipment	(11,000)	(7,000)	(19,000)	(15,000)

LOSS FROM OPERATIONS	(361,000)	(142,000)	(587,000)	(403,000)

OTHER INCOME AND (EXPENSES):
Minority income (expense), net	(9,000)	(18,000)	(41,000)	(30,000)
Interest, net	-	14,000	3,000	29,000
Total other income and (expenses)	(9,000)	(4,000)	(38,000)	(1,000)

NET LOSS	($370,000)	($146,000)	(625,000)	(404,000)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	($.10)	($.04)	($.16)	($.11)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION: BASIC AND DILUTED	3,878,833	3,840,314	3,876,300	3,829,407

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($625,000)	($404,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	623,000	595,000
Stock based compensation expense	48,000	41,000
Accretion of deferred rent	15,000	20,000
Minority interest	41,000	30,000
Recognition of deferred (gain) on sale of restaurant building	(16,000)	(15,000)
Loss (gain) on sale of assets	(3,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(107,000)	(142,000)
Inventories	(24,000)	1,000
Deposits and other	(3,000)	0
(Decrease) increase in:
Accounts payable	(9,000)	54,000
Accrued liabilities and deferred income	62,000	170,000
Net cash provided by operating activities	2,000	350,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(276,000)	(1,366,000)
Proceeds from sale of fixed assets	747,000	-
Purchase of franchisee assets	(272,000)	-
Payments received on loans to franchisees and to others	43,000	51,000
Net cash provided by (used in) investing activities	242,000	(1,315,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(59,000)	(116,000)
Net repayments on revolving lines of credit	(750,000)	(150,000)
Proceeds from exercise of options	41,000	90,000
Distributions, net of contributions paid to minority interests in partnerships	(122,000)	(108,000)
Net cash used in financing activities	(890,000)	(284,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(646,000)	($1,249,000)

CASH AND CASH EQUIVALENTS, beginning of period	$2,465,000	$2,613,000

CASH AND CASH EQUIVALENTS, end of period	$1,819,000	$1,364,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 41,000	$ 21,000
Non-Cash - Acquisition price of franchise stores for forgiveness of notes receivable	$ 250,000	$ 0

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations and its cash flows for the three and six month periods ended March 31, 2008.  Operating results for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

On March 1, 2008, we purchased two restaurants from an existing franchisee for total consideration of $1,330,000. We then simultaneously sold the land, building and improvements related to one of the restaurants in a sale-leaseback transaction, proceeds of which were used for the purchase of the restaurants. Net cash used in the purchase transaction was $272,000. After accounting for both the acquisition and the sale-leaseback assets of $490,000 were recorded, a deferred gain of $26,000 was recognized as a cost of the consideration and notes receivable due from the franchisee of $250,000 were forgiven. We believe the $1,330,000 represents the fair value of the franchisee acquired.

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

Our net loss for the six months ended March 31, 2008 and March 31, 2007 includes $48,000 and $41,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the six months ended March 31, 2008, we granted 12,000 non-statutory stock options and 16,700 incentive stock options both with exercise prices of $5.75. The per share weighted average fair values were $3.26 for non-statutory stock option grants and $3.10 for incentive stock option grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the quarter ended March 31, 2008.

A summary of stock option activity under our share-based compensation plan for the six months ended March 31, 2008 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	366,905	$3.89
Granted	28,700	$5.75
Exercised	(11,963)	$3.42
Forfeited or expired	-	-
Outstanding Mar 31, 2008	383,642	$4.04	5.5	$574,000

Exercisable Mar 31, 2008	319,444	$3.61	4.8	$574,000

As of March 31, 2008, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $185,000 and is expected to be recognized over a period of 3.25 years.

The total intrinsic value of stock options exercised during the six months ended March 31, 2008, was $32,000. Cash received from stock option exercises for the six months ended March 31, 2008 was $41,000.

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

Note 6. Assets Held for Sale

We have classified $183,000 as assets held for sale in the accompanying condensed consolidated balance sheet.  These costs are related to four sites for new construction, all of which are under development and are expected to be marketed in the sale-lease back market.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)"), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  This accounting pronouncement is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year beginning October 1, 2009. We are currently evaluating the requirements of FAS 141 and have not yet determined the impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which will be effective for our interim period beginning January 1, 2009. We are currently evaluating the requirements of FAS 161 and have not yet determined the impact on our financial statements.

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

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	26	23	3
Good Times franchised	18	14	2	1	1
Dual brand co-owned	3	3
Dual brand franchised	5	2			2	1
Total	52	42	5	1	3	1

April

	2007	2008
Company-owned restaurants	17	20
Joint venture restaurants	9	9
Franchise operated restaurants	26	23
Total restaurants	52	52

In fiscal 2007 we opened one new company-owned restaurant in Littleton, Colorado in May 2007 and one new company-owned restaurant in Colorado Springs, Colorado in August 2007.  In May 2007 we sold one existing company-owned restaurant to a new franchisee.  One new franchised Good Times restaurant opened in Longmont, Colorado in March 2007, and two new franchised dual brand restaurants opened in February 2007, one in Gillette, Wyoming and one in Dickinson, North Dakota.  Five additional Good Times restaurants are under various stages of development and entitlement, two in Colorado and three in Omaha, Nebraska and one additional dual brand restaurant is under development in Sheridan, Wyoming.

In January 2008 a North Dakota franchisee terminated their Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products in their two locations. In March 2008 we purchased two Good Times restaurants from an existing franchisee.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and six months ended March 31, 2007 and results for the three and six months ended March 31, 2008.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2008 increased $467,000 (8.4%) to $6,043,000 from $5,576,000 for the three months ended March 31, 2007.  Same store restaurant sales increased $172,000 (4%) during the three months ended March 31, 2008 for the restaurants that were open for the full three month periods ending March 31, 2008 and March 31, 2007.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales increased $363,000 due to five company-owned restaurants not included in same store sales. Two were opened in late fiscal 2007 and three are dual branded restaurants. Restaurant sales increased $108,000 due to two restaurants purchased from a franchisee in March 2008. Restaurant sales also increased $45,000 due to one non-traditional company-owned restaurant not included in same store sales. Restaurant sales decreased $170,000 due to one company-owned restaurant sold to a franchisee in May 2007.

Net revenues for the six months ended March 31, 2008 increased $1,371,000 (12.6%) to $12,240,000 from $10,869,000 for the six months ended March 31, 2007.  Same store restaurant sales increased $631,000 (7.6%) during the six months ended March 31, 2008 for the restaurants that were open for the full six month periods ending March 31, 2 008 and March 31, 2007.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales increased $816,000 due to six company-owned restaurants not included in same store sales. Three were opened beginning in late fiscal 2006 through fiscal 2007 and three are dual branded restaurants. Restaurant sales increased $108,000 due to two restaurants purchased from a franchisee in March 2008. Restaurant sales also increased $157,000 due to one non-traditional company-owned restaurant not included in same store sales.  Restaurant sales decreased $326,000 due to one company-owned restaurant sold to a franchisee in May 2007.

Our same store restaurant sales were severely impacted by adverse weather conditions in the Denver, Colorado metropolitan area in December 2006.  The severe weather caused store closures and limited operating hours on two separate occasions during December 2006. In December 2007 we were again impacted by below average weather conditions in the Denver metropolitan area.

Franchise revenues for the three months ended March 31, 2008 decreased $51,000 to $160,000 from $211,000 for the three months ended March 31, 2007 primarily due to a decrease in franchise fee income. Same store Good Times franchise restaurant sales increased 2.5% during the three months ended March 31, 2008 for the franchise restaurants that were open for the full three month periods ending March 31, 2008 and March 31, 2007.  Franchise restaurant sales increased $181,000 during the three months ended March 31, 2008 from one Good Times restaurant that opened in March 2007 and dual branded franchise restaurant sales decreased $268,000 during the three months ended March 31, 2008 due to the closing of two restaurants in January 2008.

Franchise revenues for the six months ended March 31, 2008 decreased $15,000 to $322,000 from $337,000 for the six months ended March 31, 2007 due to an increase in franchise royalties offset by a $50,000 decrease in franchise fee income. Same store Good Times franchise restaurant sales increased 5.5% during the six months ended March 31, 2008 for the franchise restaurants that were open for the full six month periods ending March 31, 2008 and March 31, 2007.  Franchise restaurant sales increased $403,000 during the six months ended March 31, 2008 from one Good Times restaurant that opened in March 2007 and dual branded franchise restaurant sales decreased $118,000 during the six months ended March 31, 2008 due to the closing of two restaurants in January 2008.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 93.1% during the three months ended March 31, 2008 compared to 91.1% in the same prior year period and were 91.4% during both six month periods ending March 31, 2008 and March 31, 2007.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended March 31, 2008	Six Months Ended March 31, 2008
Restaurant-level costs for the period ended March 31, 2007	91.1%	91.4%
Increase in food and packaging costs	.7%	.4%
Increase in payroll and other employee benefit costs	1.0%	.7%
Increase (decrease) in occupancy and other operating costs	.6%	(.6%)
Decrease in depreciation and amortization	(.2%)	(.4%)
Decrease in opening costs and deferred rent	(.1%)	(.1%)
Restaurant-level costs for the period ended March 31, 2008	93.1%	91.4%

Food and Packaging Costs

For the three months ended March 31, 2008 our food and paper costs, increased $196,000 to $1,829,000 (31.1% of restaurant sales) from $1,633,000 (30.4% of restaurant sales) compared to the same prior year period.

For the six month ended March 31, 2008 our food and paper costs increased $463,000 to $3,675,000 (30.8% of restaurant sales) from $3,212,000 (30.5% of restaurant sales) for the same prior year period.

Our weighted food and packaging costs increased approximately 7% during fiscal 2007 and have increased approximately 3% in fiscal 2008. We have taken weighted menu price increases of 1.8% in January 2007, 2.3% in July 2007.and 3.3% in October 2007 to offset the food and packaging cost increases. We anticipate moderate increases to food and packaging costs as a percentage of sales and moderate menu price increases for the balance of fiscal 2008.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2008 our payroll and other employee benefit costs increased $243,000 to $2,149,000 (36.5% of restaurant sales) from $1,906,000 (35.5% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2008 our payroll and other employee benefit costs increased $573,000 to $4,278,000 (35.9% of restaurant sales) from $3,705,000 (35.2% of restaurant sales) compared to the same prior year period.

The increase in payroll and other employee benefit expenses as a percent of restaurant sales is primarily the result of mandated increases in the minimum wage paid to hourly employees in the state of Colorado which increased from $5.15 to $6.85 beginning January 1, 2007, and then increased to $7.02 beginning January 1, 2008, as well as additional labor required to execute sales of the new "Bambino" burger added in May 2007.  Additionally, our new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels.  The dual brand restaurants also have a higher labor cost as a percent of sales.

The current three and six month periods ending March 31, 2008 include two additional company-owned restaurants opened in fiscal 2007 and two restaurants purchased from a franchisee in March 2008 that represent $183,000 and $337,000, respectively, of the increase compared to the same prior year periods.

Occupancy and Other Operating Costs

For the three months ended March 31, 2008 our occupancy and other operating costs increased $141,000 to $1,179,000 (20% of restaurant sales) from $1,038,000 (19.3% of restaurant sales) compared to the same prior year period.  The current three month period ending March 31, 2008 includes two new company-owned restaurants opened in fiscal 2007 and two restaurants purchased from a franchisee in March 2008 that represent $116,000 of the increase compared to the same prior year period.

For the six months ended March 31, 2008 our occupancy and other operating costs increased $207,000 to $2,297,000 (19.3% of restaurant sales) from $2,090,000 (19.8% of restaurant sales) compared to the same prior year period.  The current six month period ending March 31, 2008 includes four additional company-owned restaurants opened or acquired in fiscal 2007 and fiscal 2008 that represent $203,000 of the increase compared to the same prior year period.

For the three and six months ended March 31, 2008 we also experienced an increase in property taxes and common area costs related to our newest restaurants opened in fiscal 2006 and fiscal 2007 compared to the same prior year period. Occupancy and other operating costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

Opening Costs

For the three and six month periods ending March 31, 2008, new store opening costs were $0 compared to $2,000 for the same prior year periods. Each new company-owned restaurant developed in fiscal 2008 will have approximately $50,000 to $60,000 of pre-open expenses.

Depreciation and Amortization

For the three months ended March 31, 2008 depreciation and amortization increased $18,000 to $314,000 (5.3% of restaurant sales) from $296,000 (5.5% of restaurant sales) compared to the same prior year period. The increase in depreciation and amortization for the three months ended March 31, 2008 is primarily due to the addition of two new company-owned restaurants opened in fiscal 2007 and two restaurants purchased from a franchisee in March 2008.

For the six months ended March 31, 2008 depreciation and amortization increased $28,000 to $623,000 (5.2% of restaurant sales) from $595,000 (5.6% of restaurant sales) compared to the same prior year period.  The increase in depreciation and amortization for the six months ended March 31, 2008 is primarily due to the addition of two new company-owned restaurants opened in fiscal 2007 and two restaurants purchased from a franchisee in March 2008.

General and Administrative Costs

For the three months ended March 31, 2008, general and administrative costs increased $46,000 to $484,000 (8.0% of total revenues) from $438,000 (7.9% of total revenues) for the same prior year period.

For the six months ended March 31, 2008 general and administrative costs increased $140,000 to $1,039,000 (8.5% of total revenues) from $899,000 (8.3% of total revenues) for the same prior year period.

The increases in general and administrative costs compared to the same prior year periods is primarily attributable to increases in payroll and employee benefit costs, professional services and training and recruiting costs. Professional services increased $78,000 for the six month period ending March 31, 2008 primarily attributable to legal fees relating to the joint venture agreement for the Omaha expansion, legal fees relating to the Company's Omnibus Equity Compensation Plan and consulting fees related to our mandated Sarbanes Oxley compliance project.

Advertising Costs

For the three months ended March 31, 2008 advertising costs increased $16,000 to $361,000 (6.1% of restaurant sales) from $345,000 (6.4% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2008 advertising costs increased $59,000 to $731,000 (6.1% of restaurant sales) from $672,000 (6.4% of restaurant sales) for the same prior year period.

The increase in advertising costs is primarily due to the increase in restaurant sales.  Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales.

Franchise Costs

For the three months ended March 31, 2008, franchise costs increased $34,000 to $91,000 (.15% of total revenues) from $57,000 (.1% of total revenues) for the same prior year period.

For the six months ended March 31, 2008, franchise costs increased $96,000 to $188,000 (.2% of total revenues) from $92,000 (.1% of total revenues) for the same prior year period.

The increase in franchise costs for both the three and six month periods ending March 31, 2008 is primarily attributable to the addition of a Vice President of Franchise Development hired on October 1, 2007, who will be recruiting both experienced multi-unit operators as well as individual owner-operator franchisees for planned expansion into new states. We also incurred $13,000 in legal costs in the six months ended March 31, 2008 related to franchise registration filings in connection with our planned expansion.

Loss from Operations

We had a loss from operations of ($361,000) in the three months ended March 31, 2008 compared to a loss from operations of ($142,000) for the same prior year period.

We had a loss from operations of ($587,000) in the six months ended March 31, 2008 compared to a loss from operations of ($403,000) for the same prior year period.

The increase in loss from operations for both the three and six month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections of Item 2.

Net Loss

The net loss was ($370,000) for the three months ended March 31, 2008 compared to a net loss of ($146,000) for the same prior year period. The change from the three month period ended March 31, 2007 to March 31, 2008 was primarily attributable to the increase in loss from operations for the three months ended March 31, 2008, as well as: 1) a decrease in net interest income of $14,000 compared to the same prior year period; and, 2) a decrease in minority interest expense of $9,000 compared to the same prior year period.

The net loss was ($625,000) for the six months ended March 31, 2008 compared to a net loss of ($404,000) for the same prior year period. The change from the six month period ended March 31, 2007 to March 31, 2008 was primarily attributable to the increase in loss from operations for the six months ended March 31, 2008, as well as: 1) a decrease in net interest income of $26,000 compared to the same prior year period; and, 2) an increase in minority interest expense of $11,000 compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2008, we had $1,819,000 cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants.  We believe that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for fiscal 2008.

As of March 31, 2008, we had working capital of $708,000.  Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits.  We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Financing Activities

In January 2008 the board of directors approved an increase in the existing line of credit with PFGI II from the current $2,000,000 to $2,500,000. The new agreement is expected to be entered into in June 2008. The funds of the line of credit will be used for new store construction on sites which will then be sold in the sale-leaseback market.

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable, see note 4 in item one above. Partial proceeds from the loan were used to: 1) payoff our existing GE Capital notes payable of $398,000; and, 2) fund new store construction. The balance of the proceeds was used to partially fund the purchase of two existing restaurants from a franchisee.

Capital Expenditures

On March 1, 2008, we purchased two restaurants from an existing franchisee for total consideration of $1,330,000. We then simultaneously sold the land, building and improvements related to one of the restaurants in a sale-leaseback transaction, proceeds of which were used for the purchase of the restaurants. Net cash used in the purchase transaction was $272,000. After accounting for both the acquisition and the sale-leaseback assets of $490,000 were recorded, a deferred gain of $26,000 was recognized as a cost of the consideration and notes receivable due from the franchisee of $250,000 were forgiven. We believe the $1,330,000 represents the fair value of the franchisee acquired.

We are currently negotiating purchase and lease agreements for additional company-owned and joint venture restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We also anticipate investing approximately $500,000 during the balance of fiscal 2008 in existing company-owned and joint venture restaurants to upgrade the exterior building finishes and dining rooms as well as to improve the patios.

Cash Flows

Net cash provided by operating activities was $2,000 for the six months ended March 31, 2008.  The net cash provided by operating activities for the six months ended March 31, 2008 was the result of a net loss of ($625,000) and non-cash reconciling items totaling $627,000 (comprised of depreciation and amortization of $623,000, minority interest of $41,000, stock based compensation expense of $48,000 and a net decrease in other operating assets and liabilities of $85,000).

Net cash provided by operating activities was $350,000 for the six months ended March 31, 2007. The net cash provided by operating activities for the six months ended March 31, 2007 was the result of a net loss of ($404,000) and non-cash reconciling items totaling $754,000 (comprised of depreciation and amortization of $595,000, minority interest of $30,000, stock based compensation expense of $41,000 and a net increase in other operating assets and liabilities of $88,000).

Net cash provided by investing activities for the six months ended March 31, 2008 was $242,000 which reflects payments of $276,000 for the purchase of property and equipment (including $140,000 for new store development, $48,000 for restaurant remodeling costs and $88,000 for miscellaneous restaurant related capital expenditures), $272,000 for the purchase of two existing franchise restaurants, $747,000 from the sale of fixed assets and $43,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the six months ended March 31, 2007 was $1,315,000 which reflects payments of $1,366,000 for the purchase of property and equipment (including $1,108,000 for new store development , $38,000 for restaurant remodeling costs and $220,000 for miscellaneous restaurant related capital expenditures) and $51,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the six months ended March 31, 2008 was $890,000, which includes principal payments on notes payable and long term debt of $59,000, a repayment on our revolving line of credit of $750,000, distributions to minority interests in partnerships of $122,000 and paid in capital activity of $41,000 related to the exercise of stock options.

Net cash used in financing activities for the six months ended March 31, 2007 was $284,000, which includes principal payments on notes payable and long term debt of $116,000, a repayment on our revolving line of credit of $150,000, net distributions to minority interests in partnerships of $108,000 and paid in capital activity of $90,000 related to the exercise of stock options.

Contingencies

We are contingently liable on several ground leases that have been subleased or assigned to franchisees.  We have never experienced any losses nor do we anticipate any future losses from these contingent lease liabilities.

Impact of Inflation

We experienced moderation in commodity costs during fiscal 2005 and 2006 and significant increases in fiscal 2007 and fiscal 2008.  State increases in the minimum wage resulted in an increase in our average hourly wage of $.60 per employee hour during fiscal 2007 and approximately $.15 per employee hour in fiscal 2008. It is anticipated that we will take moderate price increases during fiscal 2008, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in December, January, February and March.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for the quarter ended March 31, 2008

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2008.

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

DATE: May 14, 2008
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller