Form 10QSB
period 2008-06-30
GOOD TIMES RESTAURANTS INC
filed 2008-08-11
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended: June 30, 2008
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

[X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

Total number of shares of stock outstanding at August 11, 2008.

3,898,559 SHARES OF COMMON STOCK, .001 PAR VALUE

Transitional Small Business Disclosure Format (check one): [ ] Yes [X ] No

Form 10-QSB

Quarter Ended June 30, 2008

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2008 and September 30, 2007	3 - 4

	Condensed Consolidated Statements of Operations -
	For the three and nine months ended June 30, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flow -
	For the nine months ended June 30, 2008 and 2007	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information.	18

Item 6.	Exhibits and Reports on Form 8-K	18

	SIGNATURES	19

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30,	September 30,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$1,627,000	$2,465,000
Receivables, net of allowance for doubtful accounts of $0	249,000	187,000
Prepaid expenses and other	119,000	39,000
Inventories	225,000	191,000
Notes receivable	52,000	88,000
Total current assets	2,272,000	2,970,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	5,663,000	5,252,000
Leasehold improvements	3,901,000	3,737,000
Fixtures and equipment	8,112,000	7,798,000
	17,676,000	16,787,000

Less accumulated depreciation and amortization	(10,275,000)	(9,371,000)
	7,401,000	7,416,000

      Assets held for sale

231,000

779,000

OTHER ASSETS:

Notes receivable, net of current portion	27,000	300,000
Deposits and other assets	65,000	79,000
	92,000	379,000

TOTAL ASSETS	$9,996,000	$11,544,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 122,000	$ 870,000
Accounts payable	451,000	387,000
Deferred income	193,000	119,000
Other accrued liabilities	939,000	1,062,000
Total current liabilities	1,705,000	2,438,000

LONG-TERM LIABILITIES:

Debt, net of current portion	879,000	970,000
Deferred liabilities	1,055,000	1,052,000
Total long-term liabilities	1,934,000	2,022,000

MINORITY INTERESTS IN PARTNERSHIPS	627,000	751,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

June 30,

September 30,

2008

2007

    STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2007 and
June 30, 2008	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,898,559 shares issued and
Outstanding as of June 30, 2008 and
3,866,896 shares issued and outstanding as
of September 30, 2007	4,000	4,000
Accumulated other comprehensive loss	(55,000)	(26,000)
Capital contributed in excess of par value	17,611,000	17,439,000
Accumulated deficit	(11,830,000)	(11,084,000)
Total stockholders' equity	5,730,000	6,333,000

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$  9,996,000

$11,544.000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended June 30,

Nine months Ended June 30,

	2008	2007	2008	2007
NET REVENUES:
Restaurant sales, net	$6,827,000	$6,640,000	$18,745,000	$17,172,000
Franchise revenues	169,000	215,000	491,000	552,000
Total revenues	6,996,000	6,855,000	19,236,000	17,724,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	2,156,000	2,150,000	5,832,000	5,361,000
Payroll and other employee benefit costs	2,266,000	2,132,000	6,543,000	5,838,000
Occupancy and other operating costs	1,261,000	1,100,000	3,558,000	3,190,000
Accretion of deferred rent	9,000	7,000	24,000	27,000
Opening costs	7,000	80,000	7,000	82,000
Depreciation and amortization	332,000	308,000	955,000	903,000
Total restaurant operating costs	6,031,000	5,777,000	16,919,000	15,401,000

General and administrative costs	540,000	450,000	1,580,000	1,349,000
Advertising costs	403,000	416,000	1,134,000	1,088,000
Franchise costs	88,000	36,000	275,000	128,000
(Gain) loss on sale of restaurant building and equipment	(9,000)	22,000	(28,000)	7,000

INCOME (LOSS) FROM OPERATIONS	(57,000)	154,000	(644,000)	(249,000)

OTHER INCOME AND (EXPENSES):
Minority income (expense), net	(56,000)	(81,000)	(97,000)	(111,000)
Interest, net	(8,000)	6,000	(5,000)	35,000
Total other income and (expenses)	(64,000)	(75,000)	(102,000)	(76,000)

NET INCOME (LOSS)	($121,000)	$79,000	(746,000)	(325,000)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	($.03)	$.02	($.19)	($.08)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION
BASIC	3,895,745	3,841,494	3,882,758	3,833,514
DILUTED	3,895,745	3,975,483	3,882,758	3,833,514

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine months Ended June 30,
2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($746,000)	($325,000)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	955,000	903,000
Stock based compensation expense	69,000	62,000
Accretion of deferred rent	24,000	27,000
Minority interest	97,000	111,000
Expenses associated with exit activity	95,000	-
Recognition of deferred (gain) on sale of restaurant building	(23,000)	(22,000)
Loss (gain) on sale of assets	(5,000)	29,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(127,000)	(95,000)
Inventories	(20,000)	(10,000)
Deposits and other	(3,000)	3,000
(Decrease) increase in:
Accounts payable	55,000	105,000
Accrued liabilities and deferred income	(58,000)	236,000
Net cash provided by operating activities	313,000	1,024,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(729,000)	(2,900,000)
Proceeds from sale of fixed assets	747,000	-
Purchase of franchisee assets	(273,000)	-
Payments received on loans to franchisees and to others	59,000	77,000
Net cash used in investing activities	(196,000)	(2,823,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(89,000)	(529,000)
Proceeds from long-term debt		1,100,000
Net proceeds (repayments) on revolving lines of credit	(750,000)	250,000
Proceeds from exercise of options	103,000	98,000
Distributions, net of contributions paid to minority interests in partnerships	(219,000)	(207,000)
Net cash provided by (used in) financing activities	(955,000)	712,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(838,000)	($1,087,000)

CASH AND CASH EQUIVALENTS, beginning of period	$2,465,000	$2,613,000

CASH AND CASH EQUIVALENTS, end of period	$1,627,000	$1,526,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 64,000	$ 38,000
Non-Cash - Acquisition price of franchise stores for forgiveness of notes receivable	$ 250,000	$ 0

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations and its cash flows for the three and nine month periods ended June 30, 2008.  Operating results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

On June 25, 2008, GTDT and Zen agreed in principle to modify the Development Agreement to transfer development rights for up to three restaurants from the Omaha and Des Moines areas to Colorado.  The Company currently anticipates developing one restaurant in Colorado under the Development Agreement in 2008 and two restaurants in 2009.  The Company also currently anticipates opening one company-owned restaurant in Colorado and one dual branded franchised restaurant in Sheridan, Wyoming in 2008.

The Company has indefinitely suspended the proposed development of company-owned restaurants and restaurants to be developed under the Development Agreement in the Omaha area due to a lack of availability of acceptable debt financing, lack of acceptable sites that can be developed quickly enough to support media advertising, current conditions in the commodity markets and the resulting increases in food costs for the Company, and concerns over general macro-economic trends, including consumer spending.

On June 25, 2008, Good Times Restaurants Inc. (the "Company") reported the resignation of James A. DeBolt as Vice President of Franchise Development effective as of June 30, 2008.  The Company also reported that Robert D. Turrill, a named executive officer for purposes of compensation disclosures in the Company's most recent proxy statement dated December 6, 2007, will be retiring from the Company to pursue other personal interests and will retire as Vice President of Marketing effective as of October 31, 2008.  Mr. Turrill, age 60, has served as Vice President of Marketing since 1994.  Mr. Turrill will not receive any post-retirement compensation or benefits from the Company.

In conjunction with the above exit activity, which was concluded in July 2008, and in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities we have incurred a total of $95,000 of costs associated with the activity, of which $21,000 will be paid out subsequent to June 30, 2008. We incurred one-time termination benefits of $14,000 which are reported in the Franchise costs line item of the Condensed Consolidated Statement of Operations, and $81,000 of preliminary site costs associated with terminated contracts which are included in the General and Administrative costs line item. We do not anticipate any future costs to be incurred involving this activity.

On March 1, 2008, we purchased two restaurants from an existing franchisee for total consideration of $1,330,000. We then simultaneously sold the land, building and improvements related to one of the restaurants in a sale-leaseback transaction, proceeds of which were used for the purchase of the restaurants. Net cash used in the purchase transaction was $273,000. After accounting for both the acquisition and the sale-leaseback assets of $490,000, a deferred gain of $26,000 was recognized as a cost of the consideration and notes receivable due from the franchisee of $250,000 were forgiven. We believe the $1,330,000 represents the fair value of the franchisee acquired.

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

Our net loss for the nine months ended June 30, 2008 and June 30, 2007 includes $69,000 and $62,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the nine months ended June 30, 2008, we granted 12,000 non-statutory stock options and 16,700 incentive stock options both with exercise prices of $5.75. The per share weighted average fair values were $3.26 for non-statutory stock option grants and $3.10 for incentive stock option grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the quarter ended June 30, 2008.

A summary of stock option activity under our share-based compensation plan for the nine months ended June 30, 2008 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	366,905	$3.89
Granted	28,700	$5.75
Exercised	(31,663)	$3.26
Forfeited or expired	-	___-
Outstanding June 30, 2008	363,942	$4.09	5.4	$23,000

Exercisable June 30, 2008	299,744	$3.64	4.7	$23,000

As of June 30, 2008, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $174,000 and is expected to be recognized over a period of 3.0 years.

The total intrinsic value of stock options exercised during the nine months ended June 30, 2008, was $71,000. Cash received from stock option exercises for the nine months ended June 30, 2008 was $103,000.

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

Note 6. Assets Held for Sale

We have classified $231,000 as assets held for sale in the accompanying condensed consolidated balance sheet.  These costs are related to two sites for new construction, both of which are under development and are expected to be marketed in the sale-lease back market.

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

Note 9. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.157 ("SFAS 157"). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

	Total	Denver, CO Greater Metro	CO, Other	ID	WY	ND
Good Times co-owned & co-developed	26	23	3
Good Times franchised	17	14	2	1
Dual brand co-owned	3	3
Dual brand franchised	5	2			2	1
Total	51	42	5	1	2	1

                      June

	2007	2008
Company-owned restaurants	17	20
Joint venture restaurants	9	9
Franchise operated restaurants	27	22
Total restaurants	53	51

In fiscal 2007 we opened one new company-owned restaurant in Littleton, Colorado in May 2007 and one new company-owned restaurant in Colorado Springs, Colorado in August 2007.  In May 2007 we sold one existing company-owned restaurant to a new franchisee.  One new franchised Good Times restaurant opened in Longmont, Colorado in March 2007, and two new franchised dual brand restaurants opened in February 2007, one in Gillette, Wyoming and one in Dickinson, North Dakota.  Three additional Good Times restaurants are under various stages of development and entitlement in Colorado and one additional dual brand restaurant is under development in Sheridan, Wyoming.

In January 2008 a North Dakota franchisee terminated their Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products in their two locations. In March 2008 we purchased two Good Times restaurants from an existing franchisee. In June 2008 the Good Times franchisee operating at the University of Wyoming Food Court ceased operations when the contract to operate in the food court expired. There are no plans for this franchisee to operate in another location.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and nine months ended June 30, 2008 and results for the three and nine months ended June 30, 2007.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2008 increased $141,000 (2.1%) to $6,996,000 from $6,855,000 for the three months ended June 30, 2007.  Same store restaurant sales decreased $313,000 (5.7%) during the three months ended June 30, 2008 for the restaurants that were open for the full three month periods ending June 30, 2008 and June 30, 2007.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales increased $236,000 due to five company-owned restaurants not included in same store sales. Two were opened in late fiscal 2007 and three are dual branded restaurants. Restaurant sales increased $334,000 due to two restaurants purchased from a franchisee in March 2008. Restaurant sales decreased $3,000 due to one non-traditional company-owned restaurant not included in same store sales. Restaurant sales also decreased $65,000 due to one company-owned restaurant sold to a franchisee in May 2007.

Net revenues for the nine months ended June 30, 2008 increased $1,512,000 (8.5%) to $19,236,000 from $17,724,000 for the nine months ended June 30, 2007.  Same store restaurant sales increased $318,000 (2.3%) during the nine months ended June 30, 2008 for the restaurants that were open for the full nine month periods ending June 30, 2008 and June 30, 2007.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales increased $1,051,000 due to six company-owned restaurants not included in same store sales. Three were opened beginning in late fiscal 2006 through fiscal 2007 and three are dual branded restaurants. Restaurant sales increased $442,000 due to two restaurants purchased from a franchisee in March 2008. Restaurant sales also increased $153,000 due to one non-traditional company-owned restaurant not included in same store sales.  Restaurant sales decreased $391,000 due to one company-owned restaurant sold to a franchisee in May 2007.

Our third quarter same store restaurant sales reflected the adverse impact the macroeconomic environment is having on consumers' discretionary spending and the proliferation of heavy promotion of $1 value menus and discounting by competitors. Additionally we are comparing to a same store sales increase of 10.0% in the same quarter of fiscal 2007 when we introduced Bambino Burgers. We have shown same store sales growth in sixteen consecutive quarters leading into the third quarter of this fiscal year.  Our outlook for the balance of this fiscal year remains cautious as the economic pressures of high energy and food costs may continue to impact consumer spending and we will continue to face increased competitive pricing pressure.

Franchise revenues for the three months ended June 30, 2008 decreased $46,000 to $169,000 from $215,000 for the three months ended June 30, 2007 due to a decrease in franchise royalties and fee income. Same store Good Times franchise restaurant sales decreased 6.3% during the three months ended June 30, 2008 for the franchise restaurants that were open for the full three month periods ending June 30, 2008 and June 30, 2007.  Franchise royalties increased slightly during the three months ended June 30, 2008 from one Good Times restaurant that opened in March 2007 and dual branded franchise restaurant royalties decreased during the three months ended June 30, 2008 due to the closing of two restaurants in January 2008.

Franchise revenues for the nine months ended June 30, 2008 decreased $61,000 to $491,000 from $552,000 for the nine months ended June 30, 2007 due to an increase in franchise royalties offset by a $70,000 decrease in franchise fee income. Same store Good Times franchise restaurant sales increased 1.2% during the nine months ended June 30, 2008 for the franchise restaurants that were open for the full nine month periods ending June 30, 2008 and June 30, 2007.  Franchise royalties increased during the nine months ended June 30, 2008 from one Good Times restaurant that opened in March 2007 and dual branded franchise restaurant royalties decreased during the nine months ended June 30, 2008 due to the closing of two restaurants in January 2008.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 88.3% during the three months ended June 30, 2008 compared to 87% in the same prior year period and were 90.3% during the nine months ended June 30, 2008 compared to 89.7% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended June 30, 2008	Nine months Ended June 30, 2008
Restaurant-level costs for the period ended June 30, 2007	87.0%	89.7%
Decrease in food and packaging costs	(.8%)	(.1%)
Increase in payroll and other employee benefit costs	1.1%	.9%
Increase in occupancy and other operating costs	1.9%	.4%
Increase (decrease) in depreciation and amortization	.2%	(.2%)
Decrease in opening costs and deferred rent	(1.1%)	(.4%)
Restaurant-level costs for the period ended June 30, 2008	88.3%	90.3%

Food and Packaging Costs

For the three months ended June 30, 2008 our food and packaging costs, increased $6,000 to $2,156,000 (31.6% of restaurant sales) from $2,150,000 (32.4% of restaurant sales) compared to the same prior year period.

For the nine month ended June 30, 2008 our food and packaging costs increased $471,000 to $5,832,000 (31.1% of restaurant sales) from $5,361,000 (31.2% of restaurant sales) for the same prior year period.

Our weighted food and packaging costs increased approximately 7% during fiscal 2007 and have increased approximately 9% in fiscal 2008. We have taken weighted menu price increases of 1.8% in January 2007, 2.3% in July 2007, 3.3% in October 2007 and 1.5% in April 2008 to offset the food and packaging cost increases. We anticipate moderate increases to food and packaging costs as a percentage of sales and moderate menu price increases for the balance of fiscal 2008.

Payroll and Other Employee Benefit Costs

For the three months ended June 30, 2008 our payroll and other employee benefit costs increased $134,000 to $2,266,000 (33.2% of restaurant sales) from $2,132,000 (32.1% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2008 our payroll and other employee benefit costs increased $705,000 to $6,543,000 (34.9% of restaurant sales) from $5,838,000 (34.0% of restaurant sales) compared to the same prior year period.

The increase in payroll and other employee benefit expenses as a percent of restaurant sales is primarily the result of mandated increases in the minimum wage paid to hourly employees in the state of Colorado which increased from $5.15 to $6.85 beginning January 1, 2007, and then increased to $7.02 beginning January 1, 2008, as well as additional labor required to execute sales of the new "Bambino" burger added in May 2007. Because payroll costs are semi-variable in nature, they also increase as a percentage of restaurant sales due to a decrease in same store sales. Additionally, the dual branded restaurants have a higher labor cost as a percent of sales.

The current three and nine month periods ending June 30, 2008 include two additional company-owned restaurants opened in fiscal 2007 and two restaurants purchased from a franchisee in March 2008 that represent $196,000 and $533,000, respectively, of the increase compared to the same prior year periods.

Occupancy and Other Operating Costs

For the three months ended June 30, 2008 our occupancy and other operating costs increased $161,000 to $1,261,000 (18.5% of restaurant sales) from $1,100,000 (16.6% of restaurant sales) compared to the same prior year period.  The current three month period ending June 30, 2008 includes two new company-owned restaurants opened in fiscal 2007 and two restaurants purchased from a franchisee in March 2008 that represent $146,000 of the increase compared to the same prior year period.

For the nine months ended June 30, 2008 our occupancy and other operating costs increased $368,000 to $3,558,000 (19.0% of restaurant sales) from $3,190,000 (18.6% of restaurant sales) compared to the same prior year period.  The current nine month period ending June 30, 2008 includes two new company-owned restaurants opened in fiscal 2007 and two restaurants purchased from a franchisee in March 2008 that represent $349,000 of the increase compared to the same prior year period.

For the three and nine months ended June 30, 2008 we also experienced an increase in property taxes and common area costs related to our newest restaurants opened in fiscal 2006 and fiscal 2007 compared to the same prior year period. Occupancy and other operating costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

Opening Costs

For the three months ended June 30, 2008 our new store opening costs decreased $73,000 to $7,000 from $80,000 compared to the same prior year period.

For the nine months ended June 30, 2008 our new store opening costs decreased $75,000 to $7,000 from $82,000 compared to the same prior year period.

The prior year three and nine month periods include opening costs for two new company owned restaurants that opened in May and August 2007. Each new company-owned restaurant developed in fiscal 2008 will have approximately $50,000 to $60,000 of new store opening costs.

Depreciation and Amortization

For the three months ended June 30, 2008 depreciation and amortization increased $24,000 to $332,000 (4.9% of restaurant sales) from $308,000 (4.6% of restaurant sales) compared to the same prior year period. The increase in depreciation and amortization for the three months ended June 30, 2008 is primarily due to the addition of two new company-owned restaurants opened in fiscal 2007 and two restaurants purchased from a franchisee in March 2008.

For the nine months ended June 30, 2008 depreciation and amortization increased $52,000 to $955,000 (5.1% of restaurant sales) from $903,000 (5.3% of restaurant sales) compared to the same prior year period.  The increase in depreciation and amortization for the nine months ended June 30, 2008 is primarily due to the addition of two new company-owned restaurants opened in fiscal 2007 and two restaurants purchased from a franchisee in March 2008.

General and Administrative Costs

For the three months ended June 30, 2008, general and administrative costs increased $90,000 to $540,000 (7.7% of total revenues) from $450,000 (6.6% of total revenues) for the same prior year period.

For the nine months ended June 30, 2008 general and administrative costs increased $231,000 to $1,580,000 (8.2% of total revenues) from $1,349,000 (7.6% of total revenues) for the same prior year period.

The increases in general and administrative costs compared to the same prior year periods is primarily attributable to increases in payroll and employee benefit costs, professional services and $95,000 in costs associated with the exit from the Omaha planned expansion. Professional services increased $97,000 for the nine month period ending June 30, 2008 primarily attributable to legal fees relating to the joint venture agreement for the Omaha expansion, legal fees relating to the Company's Omnibus Equity Compensation Plan and consulting fees related to our mandated Sarbanes Oxley compliance project.

Advertising Costs

For the three months ended June 30, 2008 advertising costs decreased $13,000 to $403,000 (5.9% of restaurant sales) from $416,000 (6.3% of restaurant sales) for the same prior year period. The decrease is primarily attributable to a reduction in the accrual for year end marketing personnel bonuses.

For the nine months ended June 30, 2008 advertising costs increased $46,000 to $1,134,000 (6.0% of restaurant sales) from $1,088,000 (6.3% of restaurant sales) for the same prior year period. The increase in advertising costs is primarily due to the increase in restaurant sales offset by a reduction in the accrual for year end marketing personnel bonuses.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales.

Franchise Costs

For the three months ended June 30, 2008, franchise costs increased $52,000 to $88,000 (1.3% of total revenues) from $36,000 (.5% of total revenues) for the same prior year period.

For the nine months ended June 30, 2008, franchise costs increased $147,000 to $275,000 (1.4% of total revenues) from $128,000 (.7% of total revenues) for the same prior year period.

The increase in franchise costs for both the three and nine month periods ending June 30, 2008 is primarily attributable to the addition of a Vice President of Franchise Development hired on October 1, 2007.  This position was eliminated in conjunction with the exit from the planned Omaha expansion. At June 30, 2008 we had a $14,000 accrued liability for termination benefits associated with the elimination of this position. We also incurred $13,000 in legal costs in the nine months ended June 30, 2008 related to franchise registration filings in connection with our planned expansion.

Loss from Operations

We had a loss from operations of ($57,000) in the three months ended June 30, 2008 compared to income from operations of $154,000 for the same prior year period.

We had a loss from operations of ($644,000) in the nine months ended June 30, 2008 compared to a loss from operations of ($249,000) for the same prior year period.

The increase in loss from operations for both the three and nine month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections of Item 2.

Net Loss

The net loss was ($121,000) for the three months ended June 30, 2008 compared to net income of $79,000 for the same prior year period. The change from the three month period ended June 30, 2007 to June 30, 2008 was primarily attributable to the increase in loss from operations for the three months ended June 30, 2008, as well as: 1) a decrease in net interest income of $14,000 compared to the same prior year period; and, 2) a decrease in minority interest expense of $25,000 compared to the same prior year period.

The net loss was ($746,000) for the nine months ended June 30, 2008 compared to a net loss of ($325,000) for the same prior year period. The change from the nine month period ended June 30, 2007 to June 30, 2008 was primarily attributable to the increase in loss from operations for the nine months ended June 30, 2008, as well as: 1) a decrease in net interest income of $40,000 compared to the same prior year period; and, 2) an decrease in minority interest expense of $14,000 compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2008, we had $1,627,000 cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and, along with additional debt and equity financing, for the development of new company-owned restaurants.  We believe that the current cash on hand and additional cash expected from operations in fiscal 2008 will be sufficient to cover our working capital requirements for fiscal 2008.

As of June 30, 2008, we had working capital of $567,000.  Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits.  We anticipate that working capital deficits will be incurred in the future as new restaurants are opened.

Financing Activities

In January 2008 the board of directors approved an increase in the existing line of credit with PFGI II from the current $2,000,000 to $2,500,000. The new agreement was entered into in July 2008. The funds of the line of credit will be used for new store construction on sites which will then be sold in the sale-leaseback market.

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

Capital Expenditures

On March 1, 2008, we purchased two restaurants from an existing franchisee for total consideration of $1,330,000. We then simultaneously sold the land, building and improvements related to one of the restaurants in a sale-leaseback transaction, proceeds of which were used for the purchase of the restaurants. Net cash used in the purchase transaction was $273,000. After accounting for both the acquisition and the sale-leaseback assets of $490,000, a deferred gain of $26,000 was recognized as a cost of the consideration and notes receivable due from the franchisee of $250,000 were forgiven. We believe the $1,330,000 represents the fair value of the franchisee acquired.

We are currently negotiating purchase and lease agreements for additional company-owned and joint venture restaurants and are negotiating debt and sale-leaseback financing for the development of those restaurants. We also anticipate investing approximately $100,000 during the balance of fiscal 2008 in existing company-owned and joint venture restaurants to upgrade the exterior building finishes as well as to improve the patios.

Cash Flows

Net cash provided by operating activities was $313,000 for the nine months ended June 30, 2008.  The net cash provided by operating activities for the nine months ended June 30, 2008 was the result of a net loss of ($746,000) and non-cash reconciling items totaling $1,059,000 (comprised of depreciation and amortization of $955,000, minority interest of $97,000, stock based compensation expense of $69,000, $95,000 in costs associated with the Omaha exit activity and a net decrease in other operating assets and liabilities of $157,000).

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

Net cash used in investing activities for the nine months ended June 30, 2008 was $196,000 which reflects payments of $729,000 for the purchase of property and equipment (including $302,000 for new store development, $289,000 for restaurant remodeling costs and $138,000 for miscellaneous restaurant related capital expenditures), $273,000 for the purchase of two existing franchise restaurants, $747,000 from the sale of fixed assets and $59,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the nine months ended June 30, 2007 was $2,823,000 which reflects payments of $2,900,000 for the purchase of property and equipment (including $2,399,000 for new store development and $501,000 for existing store equipment, patio and building upgrades and miscellaneous restaurant related capital expenditures) and $77,000 in principal payments received on loans to franchisees.  Included in the $2,399,000 new store development costs were $1,805,000 of costs related to three new company-owned restaurants which were sold in sale lease-back transactions.

Net cash used in financing activities for the nine months ended June 30, 2008 was $955,000, which includes principal payments on notes payable and long term debt of $89,000, a repayment on our revolving line of credit of $750,000, distributions to minority interests in partnerships of $219,000 and paid in capital activity of $103,000 related to the exercise of stock options.

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

Subsequent Events

In July 2008 we purchased the land for a Good Times restaurant which is under construction in Firestone, Colorado. The cost was approximately $750,000, the restaurant is expected to open in October 2008. We are currently marketing the site in the sale-lease back market.

Impact of Inflation

We experienced moderation in commodity costs during fiscal 2005 and 2006 and significant increases in fiscal 2007 and fiscal 2008.  State increases in the minimum wage resulted in an increase in our average hourly wage of $.60 per employee hour during fiscal 2007 and approximately $.23 per employee hour in fiscal 2008. It is anticipated that we will take moderate price increases during fiscal 2008, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in December, January, February and March.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risk for the quarter ended June 30, 2008.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Controller, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and the Controller concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this report.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2008.

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

(b)        Reports of Form 8-K

On June 26, 2008 the Company filed a Form 8-K pursuant to the departure of certain officers and other events related to the company's suspended development in the Midwest market.

On July 2, 2008 the Company filed a Form 8-K pursuant to the entry into a material definitive agreement.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

DATE: August 11, 2008
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller