Form 10KSB
period 2008-09-30
GOOD TIMES RESTAURANTS INC
filed 2008-12-29
CIK 825324

TABLE OF CONTENTS

FORM 10-KSB - PART I	3 - 15
Item 1 Description of Business	3 - 14
Item 2 Description of Property	15 - 15
Item 3 Legal Proceedings	15
Item 4 Submission of Matters to a Vote of Security Holders	15
PART II	16 - 23
Item 5 Market for Common Equity and Related Stockholder Matters	16 - 17
Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 22
Item 7 Financial Statements	F1 - F15
Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 8A Controls and Procedures	23
Item 8B Other Information	23
PART III	23 - 28
Item 9 Directors, Executive Officers, Promoter, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	23
Item 10 Executive Compensation	24
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 12 Certain Relationships, Related Transactions, and Director Independence	24
Item 13 Exhibits	24 - 27
Item 14 Principal Accountant Fees and Services	27
Signatures	28

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

(X)        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2008

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

Yes [   ]     No [X]

The issuer's revenues for its most recent fiscal year ended September 30, 2008 were $25,882,000

As of December 15, 2008, the aggregate market value of the 1,945,818 shares of common stock held by non-affiliates of the issuer, based on the closing sales price of the common stock on December 15, 2008 of $1.30 per share as reported on the Nasdaq Capital Market, was $2,529,563.

As of December 15, 2008, the issuer had 3,898,559 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9 through 13 of Part III of this form is incorporated by reference from the issuer's definitive proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this form in connection with the issuer's annual meeting of shareholders to be held on January 26, 2009.

Transitional Small Business Disclosure Format  Yes [    ]     No [X]

PART I

Item 1.           Description of Business.

Overview: Good Times Restaurants Inc., a Nevada corporation (the "Company"), was organized in 1987.  The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc., which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our restaurants are located in the front-range communities of Colorado but we also have franchised restaurants in Idaho, North Dakota and Wyoming.  The terms "Good Times", "we", "us" and "our" where used herein refer to the operations of Good Times Drive Thru Inc. and of the Company.

Recent Developments:  After several years of same store sales growth, including several months of double digit growth in fiscal 2007 and early fiscal 2008, we experienced a dramatic change in our sales trends, beginning in early calendar 2008 as the economy began to slow and competitive pricing pressures intensified.   Due to the dramatic decline in consumer spending, the unprecedented rise in commodity costs and the upheaval in the credit markets, we suspended most of our restaurant development under both the dual brand format and under the Development Agreement with Zen Partners LLC described below.  We also had to slow the pace of development of company-owned restaurants.

As discussed below in Concept and Business Strategy, we are focusing on regaining our same store sales momentum, improving our core value proposition for the consumer and evolving the brand to a more highly differentiated position in the marketplace.

The initial store of a dual brand test with a large regional Mexican quick service restaurant chain, Taco John's International, opened in the spring of 2004. We converted two existing underperforming Good Times to the dual brand format in June 2005 and February 2006 and we opened a new dual brand company-owned restaurant in August 2006.  Four additional franchised dual brand restaurants were opened during fiscal 2006 in Colorado and North Dakota and two additional franchised dual brand restaurants were opened during fiscal 2007 in Wyoming and North Dakota.  Initial sales at the test stores generally met or exceeded expectations.  However, operating costs were significantly higher than anticipated and customer service measures were lower in the dual brand operation, limiting its franchise expansion potential.  In December 2007 we granted permission for a North Dakota franchisee to terminate their Good Times franchise agreements in the dual brand concept and effective December 2008 one Wyoming dual brand franchise agreement will also be terminated.  Our dual brand test agreement expired in September 2008 by mutual agreement. However, one additional franchised dual brand restaurant will open in December 2008 in Sheridan, Wyoming.

On December 3, 2007, we entered into a development agreement with Zen Partners LLC that is comprised of a Development Agreement, a Management Agreement and a Site Selection, Construction Management and Pre-Opening Services Agreement.  David Grissen, a significant stockholder and a member of our board of directors, has a 20% ownership interest in Zen Partners LLC.  The agreements provide for the development of up to twenty-five restaurants with a five year development schedule for up to ten restaurants and an option to develop an additional fifteen restaurants, exercisable any time during the initial five year period.  We will operate the restaurants utilizing our employees on the same basis as we would company-owned restaurants; however, Zen Partners LLC will provide all development and operating capital.  For each restaurant that is developed, we will receive a monthly management fee of 5% of gross operating revenues for the restaurant, and a services fee of $25,000.  We may provide a limited lease guaranty on the initial three restaurants developed, for which we will receive a lease guaranty fee equal to 1% of net sales of the restaurant for so long as the lease guaranty is in effect.  We may also arrange sale leaseback transactions for sites of the restaurants developed, for which we will receive a sale leaseback fee of $7,500 per restaurant.  We will also participate in the ongoing profitability of the restaurants by receiving an incentive fee equal to (i) 30% of the incentive income (as defined in the Management Agreement) per year until Zen Partners LLC has received a 25% return on its net equity investment and (ii) 20% of the incentive income per year thereafter.  The total future amounts of these fees and participations, if any, to be received by us, and the interest therein of David Grissen, in connection with this transaction are not currently determinable.  In August 2008 we announced the suspension of development of Good Times restaurants with Zen Partners LLC.  We currently plan to reevaluate expansion discussion as conditions impacting our sales trends, the macroeconomic environment and credit markets may change.

Concept and Business Strategy: We operate with two different formats that have evolved over the course of our history:  a smaller, 880 square foot double drive thru building focused on drive thru service and limited walk up service; and a newer 2,400 to 2,700 square foot, 70 seat dining room format that is the model for future stores.  We are currently further refining the prototype design to reduce development costs and improve the return on investment model for company owned and franchised restaurant expansion with a 2,000 square foot, 50 seat dining room design that will carry forward all of the core design elements of our prior prototype design.

The most reliable measure of customer loyalty is their likelihood to recommend a restaurant brand.  Our objective is to have every customer and every employee want to recommend Good Times to their friends.  To achieve this, we have developed the following strategies.

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

§  Offer high quality, unique menu items that provide exceptional value.  Our restaurants feature menu items that are unique in the quick service segment, and flavor profiles that are associated more with casual theme restaurants than with fast food.  Whenever possible, products support the brand umbrella of "fresh, high quality ingredients" such as fresh frozen custard made fresh throughout the day in every restaurant, 100% all natural Coleman beef, fresh squeezed lemonade, fresh leaf lettuce, grilled honey cured bacon, sliced Bermuda onions and toppings such as real guacamole,  grilled pineapple and sautéed mushrooms.  Each menu category has signature recipes with fun, irreverent names that build Good Times' non-traditional personality such as Wild Fries with Wild Dippin Sauce, Big Daddy Bacon Cheeseburger, Mighty Deluxe, Burnin' Buffalo Chicken and Cappuccino Mocha Joe, Raspberry Torte and Strawberry Cheesecake Addiction Custard Spoonbenders.  We use a culinary consultant to assist in the ongoing development of new products and validate a product's appeal through research, testing and customer feedback panels prior to its rollout.  We rolled out a new 100% all natural Coleman beef snack-sized burger available in 3 packs and 5 packs called the Bambino Burger to appeal to the more budget conscious consumer in May of 2007 which generated significant sales growth until January of 2008.  Consumer feedback has shown that the product is unique and consumers use it for a different occasion than our traditional products, but it has not been a viable substitute for competing $1 value menus.  We do not offer a broad menu of $1 items and do not believe we can compete effectively at that price with the major chains.  We are making significant changes to our entire menu to leverage our heritage of quality products and to position the Good Times brand for a more unique and highly differentiated consumer experience.   Those product and system changes include the following:

a.      The introduction of fresh, never frozen, all natural, purebred Angus beef for all of our burgers.  The beef is Certified Humanely Raised, has never had antibiotics or growth hormones and is vegetarian fed.

b.     Increasing the size of our hamburger patties by approximately 10% on a new split top, sponge baked bun that is 20% heavier with increased portions of fresh produce.

c.      A permanently reduced price for our core Deluxe Burger and Deluxe Cheeseburger for a stronger value proposition.

d.     Establishing a new fresh grilled, honey cured bacon burger category with new flavor profiles.

e.      Reworking our chicken category with 100% breast meat sandwiches and tenders with revised flavor profiles that are unique to fast food.

f.       Evaluating homemade, hand-breaded onion rings.

g.      Evaluating homemade, fresh cut fries.

h.      Raising the sales and promotional activity of our fountain category of fresh squeezed lemonades, fresh frozen custard treats, shakes, malts and floats.

i.       Re-training every team member in every restaurant on every position with new standards.

•         Establish a unique brand position in quick service restaurants.  We aspire to have Good Times stand for "providing food the way it used to be.  Good Times is bringing real food back to fast food with pure, wholesome food that tastes the way food used to taste."  Key brand support for that will include attributes such as "Fresh", "All Natural", "Fresh Grilled", "Authentic", "Homemade", and "Fresh Squeezed" with a theme of fresh ingredients and hand crafted food.

§  Continually improve our fast, friendly, personal customer service. We strive to optimize and personalize the interaction between our employees and customers, particularly at the points of order and payment, to build a reputation as having the friendliest service.  We manage the face to face interaction with our customers through extensive employee screening and hospitality training to ensure their experience is punctuated by attentive, friendly service.  During fiscal 2009 we plan to introduce a new online screening and hiring system to reduce our hourly employee turnover and hire for good service attitudes.  Additionally, we plan on introducing video training tools for the first time that will enhance consistent execution of our quality standards. Speed of service through our drive thru lanes is important to the consumers' need for convenience, but is always secondary to delivering the highest quality product possible.  We monitor each car's service time and have developed incentive programs for management and employees to maintain our quick service standards.

§  Build customer loyalty through a unique brand experience.  In addition to fast friendly service and great tasting products, we strive to maintain clean, safe and appealing facilities with a particular emphasis on well groomed landscaping, freshly painted exteriors and merchandising that highlights the unique product attributes and flavors of our products.  We believe that everything the customer sees, smells, hears and feels influences their overall impression and the reputation of Good Times and that Good Times' target customer is seeking more out of even a quick service restaurant experience.  While providing an excellent value at an average check slightly over $5 per person, we do not focus on offering the lowest price or the biggest portions.

§  Build awareness of the Good Times Burgers & Frozen Custard brand. We believe that Good Times has built substantial brand equity among our customers and has become known for our quality, service and signature tastes, particularly within the hamburger category.  We believe there is significant opportunity to continue to build that reputation within the hamburger category by continuing to build a stronger overall value proposition and increase awareness of our frozen custard and fountain category. As we continue to build out the Colorado market, we plan to increase our media advertising, raising our overall awareness and building a highly differentiated brand personality.  Our objective is to create customer loyalty and affinity for Good Times.

§  Continually improve our employees' knowledge and proficiency of our core processes. Our customers' experience is driven by the ability of our management and employees to consistently execute clearly defined processes in every area of our business.  We believe that our employees' abilities and attitudes are directly related to our ability to provide well designed service, production and operating processes and effective training that allows them to continually learn, improve and succeed.  We train, test, certify and re-train all employees and management on all of our core operating and management processes to continually improve levels of proficiency.

Current fiscal year initiatives

1.    Consistently Grow Same Store Sales: We will continue to focus on comparable restaurant sales driven by increases in guest counts and increases in the average guest check.  Same store sales decreased 1.6% in fiscal 2008 compared to fiscal 2007.  We experienced the largest decreases in the last four months of the year as the macroeconomic environment deteriorated.  We hope to increase guest counts in fiscal 2009 through a multi-faceted approach to continually improve the Good Times brand experience for our customers by:

•       Establishing an improved core value proposition that is centered on the price/value relationship of our Deluxe and Double Cheeseburgers.

•       Expanding our core consumer target to include more 16 to 29 year olds, who show a higher affinity for all natural products and are amongst the heaviest users of quick service restaurants.  We will continue to orient our media advertising to this core consumer group.

•       Evolving the Good Times brand position under a new umbrella of "Back to Real Food."

•       Increasing our level of discount offers to promote the trial of new and re-engineered products.

•       Improving our execution on customer service and the delivery of our brand experience through re-training of all of our employees on new standards and heightened expectations.

•       Continuing to reinvest in our existing facilities with enhanced landscaping, patios and exterior building finishes to improve the restaurants' curb appeal and appearance.  We plan to remodel select restaurants with finishes consistent with our new restaurants so that we have a common image, regardless of the format or age of the restaurant.

2.    Manage Restaurant Operating Costs: Fiscal 2008 was again a challenging macro environment for food, paper and labor costs in the restaurant industry, with unprecedented increases in commodity costs that affected most of our product ingredient costs. We implemented a cumulative total weighted menu price increase of 4.8% during fiscal 2008, but we experienced a weighted increase in the cost of our food and paper ingredients of 12%, with the majority of those cost increases coming in the last six months of the year, so our gross profit margin declined ..40% for the year.  Although the consumer spending environment is heavily weighted toward value and low price, we are limited in our ability to take additional price increases.  Colorado minimum wage increased from $5.15 to $6.85 per hour on January 1, 2007 and increased again to $7.02 on January 1, 2008, which increased our overall wage scale by approximately $.72 per employee hour over the last two years.   During fiscal 2008, we engineered labor hours out of our system through improved efficiencies without affecting our service levels and plan to continue to focus on reducing non-service hours.  Typically, our newly opened restaurants initially experience higher operating costs in both dollars and percentage of revenues when compared to our restaurants open for more than a year.  Accordingly, sales volumes, timing of openings and initial operating margins of any new restaurants are expected to have an impact on our overall profitability until our restaurant operating base is large enough to mitigate the impact of these opening costs and inefficiencies.

3.      New Restaurant Growth:  Our newer prototype model stores located on high profile pad sites in big box retail and strip centers in higher income demographic areas are performing consistently above the average of our older stores. While we still believe that we can add an additional 10 to 15 restaurants in Colorado over the next several years as sites become available, our ability to effectively finance those new stores is driven by our sales growth and profitability, so we have slowed the acquisition of new sites.  We closed on one restaurant site in late 2008 and have it fully titled and permitted for development, but we will wait until we see an improvement in our sales trends and operating cash flow before we develop the site.  We suspended our developer-owner and company-owned development in Nebraska due to the dramatic shift in the credit markets and the inability for us and our developer partners to access acceptable debt financing.  Good Times continues to offer franchises for the development of additional Good Times restaurants, however we are not actively marketing for new franchisees and we terminated our Vice President of Franchise Development in late 2008.  We hope to resume an accelerated franchise development program based on the success of our branding initiatives, development of the smaller prototype building and improvement in the macro-economic environment.

Expansion strategy and site selection: Our longer term strategy is to become a super regional brand in select contiguous markets, maximizing our overall brand awareness and distribution, marketing and operational efficiencies.

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

Restaurant locations: We currently operate and franchise a total of fifty-two Good Times restaurants, of which forty-eight are in Colorado, with forty-three in the Denver greater metropolitan area, three in Colorado Springs, one in Grand Junction and one in Silverthorne.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	27	24	3
Good Times franchised	17	14	2	1
Dual brand co-owned	3	3
Dual brand franchised	5	2			2	1
Total	52	43	5	1	2	1

DECEMBER
	2007	2008
Company-owned restaurants	18	21
Joint venture restaurants	9	9
Franchise operated restaurants	27	22
Total restaurants	54	52

In January 2008 a North Dakota franchise terminated their Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products in their two locations.  In March 2008 we purchased two Good Times restaurants from an existing franchisee.  In June 2008 the Good Times franchisee operating at the University of Wyoming Food Court ceased operations when the contract to operate in the food court expired.  There are no plans for this franchisee to operate in another location.  In October 2008 we opened one new company-owned restaurant in Firestone, Colorado.

Menu: The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, fresh squeezed and frozen lemonades, soft drinks and frozen custard products.  Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is prepared with specially formulated and seasoned Coleman 100% natural beef, served on a 4 1/4 inch bun.  Coleman was acquired by Meyer All Natural Beef and as of January 2009 all of our hamburgers will be made from fresh, all natural, pure bred Angus beef.  Hamburgers and cheeseburgers are garnished with fresh iceberg lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomatoes.  Other specialty hamburger toppings include guacamole, fresh grilled honey cured bacon, and proprietary sauces.  The chicken products include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomatoes and Chicken Dunkers, whole breast meat breaded strips. Signature chicken sandwiches include the Burnin' Buffalo, Tasty Teriyaki, Peppercorn Ranch and Guacamole Chicken.  Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

All natural Angus beef is raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open beef market.  We believe that all natural beef delivers a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer processes, also may minimize the risk of any food-borne bacteria-related illnesses.

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

Media is an important component of building Good Times' brand awareness and distinctiveness.  We spent our advertising dollars on both television and radio media during fiscal 2008.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.  As we continue to develop more and more distinctiveness to Good Times' brand and increase penetration of the Colorado market, we anticipate we will continue to use media advertising to increase overall awareness.

Another important component of our marketing efforts is point-of-sale and on-site merchandising.  We rotate new four color product point-of-purchase displays every other month and support new product introductions with extensive merchandising. Our restaurants with dining rooms have back-lit and front-lit product displays, table tents and product messaging throughout.  Menu boards are kept fresh with new food photography and graphics several times throughout the year.

During fiscal 2006 we re-designed and expanded the use of our website and have begun to use email marketing as a tool to build customer loyalty.  We have a marketing agreement with the Pepsi Center in Denver , Colorado to serve and promote Good Times' products in that venue.

As we re-engineer several of our core products, our marketing will also focus on generating new customer trials through street marketing, public relations, direct response mail and charitable tie-ins.

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

Training: We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously.  All of our training and development is based upon a "train, test, certify, re-train" cycle around standards and operating processes at all levels.  We conduct a semi-annual performance review with each manager to discuss prior performance and future performance goals.  We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.  During fiscal 2009, we will begin to develop additional video training tools to drive training efficiencies and consistency.

Recruiting and retention: We seek to hire experienced restaurant managers and Operating Partners.  We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, stock options for regional managers and incentives plans at every level that are tied to performance against key goals and objectives.  We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement.  We also provide various other incentives, including vacations, car allowances, monthly performance bonuses and monetary rewards for managers who develop future managers for our restaurants.   In fiscal 2009, we will implement an online screening and hiring tool that has proven to reduce hourly employee turnover in the quick service restaurant industry.

Franchising: Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Disclosure Document ("UFDD") and advertising material to be utilized in soliciting prospective franchisees.  We seek to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to five restaurants.  We currently review sites selected for franchises and monitor performance of franchise units.  We are not currently soliciting new franchisees until later in fiscal 2009 or early 2010.

We estimate that it will cost a franchisee on average approximately $750,000 to $1,100,000 to open a restaurant with dining room seating, including pre-opening costs and working capital, assuming the land is leased.  A franchisee typically will pay a royalty of 4% of net sales, an advertising materials fee of at least 1.5% of net sales, plus participation in regional advertising up to an additional 4% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant.  Among the services and materials which we provide to franchisees are site selection assistance, plans and specifications for construction of the Good Times Burgers and Frozen Custard restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurants.

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

We have entered into thirteen franchise agreements in the greater Denver metropolitan area.  Fourteen franchise restaurants and nine joint-venture restaurants are operating in the Denver metropolitan area media market.  Good Times franchise restaurants also operate in Colorado Springs and Grand Junction, Colorado and in Boise, Idaho.  Dual branded franchised restaurants operate in Cheyenne and Gillette, Wyoming, Ft. Collins and Windsor, Colorado, and Bismarck, North Dakota.

Management Information Systems: Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems that we provide.  Sales, labor and cash data is collected daily via a restaurant back office system which gathers data from the restaurant point-of-sale system.  Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance.  We believe that these reporting systems are sophisticated and enhance our ability to control and manage operations.

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

Employees: At December 15, 2008, we had approximately 536 employees of which 445 are part time hourly employees and 91 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

Competition: The restaurant industry, including the fast food segment, is highly competitive.  Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates.  Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.  Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl's Jr. and Sonic.  Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado.  Management believes that these double drive-through restaurant chains will not expand into Colorado based on their publicly reported objectives and resources.  Culver's is the only significant competitor offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and has a significant presence in the targeted Midwestern markets for expansion.  Additional "fast casual" hamburger restaurants are being developed in the Colorado market, such as Smashburger and Five Guys, however, they do not have drive-through service and generate an average per person check that is approximately 50% higher than Good Times.

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

Trademarks: Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado.  We have also registered our mark "Good Times Burgers & Frozen Custard" federally and with the State of Colorado.  Good Times received approval of its federal registration of "Good Times" in 2003.  In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Mighty Deluxe", "Wild Fries", "Spoonbender", "Chicken Dunkers", "Big Daddy Bacon Cheeseburger", and "Wild Dippin' Sauce". Our trademarks expire between 2009 and 2015.

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

Available Information: Our Internet website address is www.goodtimesburgers.com.  We make available free of charge through our website's investor relations information section our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC under applicable securities laws as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.  Our website information is not part of or incorporated by reference into this Annual Report on Form 10-KSB.

Special Note About Forward-Looking Statements: From time to time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company.  We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions  Certain forward-looking statements are included in this Form 10-KSB, principally in the sections captioned "Description of Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Forward-looking statements are related to, among other things:

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

§  future capital expenditures;

§  our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2009;

§  the sufficiency of the supply of commodities and labor pool to carry on our business;

§  success of advertising and marketing activities;

§  the absence of any material adverse impact arising out of any current litigation in which we are involved;

§  impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

§  expectations regarding competition and our competitive advantages;

§  impact of our trademarks, service marks, and other proprietary rights; and

§  effectiveness of our internal control over financial reporting.

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

We have accumulated losses. We have incurred losses in every fiscal year since inception except 1999, 2002, 2006 and 2007.  As of September 30, 2008 we had an accumulated deficit of $12,160,000.  We cannot assure you that we will not have a loss for the current fiscal year ending September 30, 2009.  As of September 30, 2008, we had a working capital deficit of $2,082,000.

We must sustain same store sales increases. As we develop additional restaurants, we expect that the increase in operating income generated by those restaurants will improve our financial results.  However, we cannot assure you that we will sustain profitability on a consistent basis.  We must sustain same store sales increases in existing restaurants to sustain profitability and we experienced declines in our same store sales in fiscal 2008.  Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.

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

The macroeconomic recession could affect our operating results.  The current state of the economy and decreased consumer spending has adversely affected our sales over the last year and may continue to cause material negative sales trends.  A continued shift in consumer purchases toward $1 value menus, in our competitive segment, and a proliferation of heavy discounting by our major competitors may also negatively affect our sales and operating results.  We currently do not offer a separate value menu and anticipate selective discounting and price promotions which may not drive increased customer traffic.

Price increases may impact guest visits.  We may make price increases on selected menu items in order to offset increased operating expenses we believe will be recurring.  Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that this or other future price increases will not deter guests from visiting our restaurants or affect their purchasing decisions.

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

We may require additional financing. In order to fully develop the Denver and Colorado Springs/Pueblo markets and to expand into markets outside of Colorado, we will require additional financing.  Although we have recently obtained debt facilities for the borrowing of additional capital, we cannot assure you that these facilities will adequately finance our planned developments or that additional financing will be available on reasonable terms.  The current economic recession and status of the capital markets may adversely affect our ability to acquire additional debt or equity financing for new restaurant development, refinancing of existing agreements or for additional working capital.

If our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be impeded.  Under our current form of area development agreement, some franchisees must develop a predetermined number of restaurants according to a schedule that lasts for the term of their development agreement.  Franchisees may not have access to the financial or management resources that they need to open the restaurants required by their development schedules, or may be unable to find suitable sites on which to develop them.  Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules.  From time to time in the past, we have agreed to extend or modify development schedules and we may do so in the future.  Any of these problems could slow our growth and reduce our franchise revenues.

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

Our franchisees could take actions that could harm our business.  Franchisees are independent contractors and are not our employees.  We provide training and support to franchisees; however, franchisees operate their restaurants as independent businesses.  Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control.  Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel.  Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.

We depend on key management employees. We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our president and chief executive officer and Scott LeFever, our vice president of operations.  Although we have entered into an employment agreement with Mr. Hoback, he may voluntarily terminate his employment with us at any time.  In addition, we do not maintain key-person insurance on Messrs. Hoback's or LeFever's life.  The loss of Messrs. Hoback's or LeFever's services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.  Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective.  As an example, in 2006, we adopted the change that requires us to record compensation expense in the statement of operations for employee stock options using the fair value method.  See Note 1 to our Consolidated Financial Statements for further discussion.  New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future.  Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

Our NASDAQ Listing Is Important. Our common stock is currently listed for trading on the NASDAQ Capital Market.  The NASDAQ maintenance rules require, among other things, that our common stock price remains above $1.00 per share and that we have minimum net tangible assets in excess of $2 million.  We were required to obtain shareholder approval in 1998 for a reverse stock split to maintain a sufficient per share price to preserve our NASDAQ listing.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs.  These laws govern minimum wage requirements, such as those to be imposed by recently enacted legislation in Colorado, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, child labor regulations and sales taxes.  Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits may increase our operating costs.

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

Health concerns relating to the consumption of beef, chicken or other food products could affect consumer preferences and could negatively impact our results of operations.  Like other restaurant chains, consumer preferences could be affected by health concerns about the avian influenza, also known as bird flu, or the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, "mad cow" or "foot-and-mouth" disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.  This negative publicity may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants.  If we react to the negative publicity by changing our concept or our menu we may lose guests who do not prefer the new concept or menu, and may not be able to attract a sufficient new guest base to produce the revenue needed to make our restaurants profitable.  In addition, we may have different or additional competitors for our intended guests as a result of a concept change and may not be able to compete successfully against those competitors.  A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Item 2.          Description of Property.

We currently lease approximately 3,700 square feet of space for our executive offices in Golden, Colorado for approximately $55,000 per year.  The lease is for a one year term ending September 2009. The space is leased from The Bailey Company, a significant stockholder, at their corporate headquarters.  We anticipate extending the lease or leasing comparable space on terms similar to our current lease.

As of December 15, 2008, Good Times has an ownership interest in thirty Good Times units, all of which are located in Colorado.  Nine of these restaurants are held in joint venture limited partnerships of which Good Times is the general partner.  Good Times has a 50% interest in seven of the partnership restaurants, a 78% interest in one restaurant and a 51% interest in another restaurant.  There are twenty one Good Times units that are wholly owned by Good Times.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

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

2007	2008
Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2006	$6.89	$5.51	December 31, 2007	$6.25	$5.10
March 31, 2007	$6.00	$4.75	March 31, 2008	$6.25	$4.99
June 30, 2007	$6.00	$4.99	June 30, 2008	$5.50	$2.08
September 30, 2007	$6.25	$3.95	September 30, 2008	$3.50	$1.23

As of December 15, 2008 there were approximately 300 holders of record of Common Stock.  However, management estimates that there are not fewer than 1,390 beneficial owners of our Common Stock.

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

Disclosure with Respect to the Company's Equity Compensation Plans: We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 2001 Good Times Restaurants Stock Option Plan, 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan.  For additional information, see Note 11, Stockholders' Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2008.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	353,942	$4.04	198,130
Total	353,942	$4.04	198,130

 Selected Financial Data.

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 7 hereof.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

The following presents certain historical financial information of the Company.  This financial information includes the combined operations of the Company and its subsidiary for the fiscal years ended September 30, 2007 and 2008.

September
Operating Data:	2008	2007
Restaurant sales	$ 25,244,000	$ 24,215,000
Franchise fees and royalties	638,000	740,000
Total Net Revenues	25,882,000	24,955,000
Restaurant Operating Costs:
Food and packaging costs	8,002,000	7,589,000
Payroll and other employee benefit costs	8,780,000	8,063,000
Occupancy and other operating costs	4,881,000	4,393,000
New store pre-opening costs	38,000	118,000
Depreciation and amortization	1,283,000	1,223,000
Total restaurant operating costs	22,984,000	21,386,000
Selling, General & Administrative Expenses	3,567,000	3,226,000
Franchise Costs	312,000	161,000
Gain on disposal of restaurants and equipment	(35,000)	(17,000)
Income (Loss) from Operations	($ 946,000)	$ 200,000
Other Income and (expenses)
Minority income (expense), net	(113,000)	(211,000)
Interest income (expense), net	(13,000)	40,000
Total other income and (expenses)	(126,000)	(171,000)
Net Income (Loss) before Income Taxes	($ 1,072,000)	$ 29,000
Income tax expense	4,000	-
Net Income (Loss)	($ 1,076,000)	$ 29,000
Basic and Diluted Earnings (Loss) Per Share	($ .28)	$ .01

Weighted average shares and equivalents used in per share calculations

Basic	3,886,730	3,838,867
Diluted	3,886,730	3,975,957

Balance Sheet Data:

Working Capital	($ 2,082,000)	$ 532,000
Total assets	11,920,000	11,544,000
Minority Interest	584,000	751,000
Long-term debt	846,000	970,000
Stockholders' equity	$ 5,409,000	$ 6,333,000

Item 6.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net Revenues: Net revenues for fiscal 2008 increased $927,000 (3.7%) to $25,882,000 from $24,955,000 for fiscal 2007.  Same store restaurant sales decreased $263,000 or (1.48%), during fiscal 2008. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included while dual branded restaurants are excluded.  Restaurant sales increased $90,000 due to one non-traditional company-owned restaurant not included in same store sales and increased $1,593,000 due to six new, acquired or dual branded company-owned restaurants that were opened or acquired in fiscal 2007 and 2008.  Restaurant sales decreased $391,000 due to one company-owned restaurant sold to a franchisee in May 2007.  Net revenues decreased $102,000 in fiscal 2008 due to a decrease in franchise fees of $70,000 and a decrease in franchise royalties of $32,000.

Our third and fourth quarter same store restaurant sales declines of 5.7% and 10.8%, respectively, reflect the adverse impact the macroeconomic environment is having on consumers' discretionary spending and the proliferation of heavy promotion of $1 value menus and discounting by competitors.  Additionally, we are comparing the 2008 sales declines to same store sales increases of 10% and 11.9%, respectively, in the same quarters of fiscal 2007 when we introduced Bambino Burgers.  We had shown same store sales growth in sixteen consecutive quarters leading into the third quarter of this fiscal year.  Our outlook for fiscal 2009 remains cautious as the economic pressures may continue to impact consumer spending and we anticipate that we will continue to face increased competitive pricing pressure.  While we are implementing several broad product and brand initiatives during fiscal 2009 to improve our core value proposition, we are not planning to implement a broader $1 menu and our sales may be adversely affected during the economic recession.

Total restaurant sales for Good Times and its franchisees were $42,195,000 for fiscal 2008 compared to $42,304,000 for fiscal 2007.

Average restaurant sales (including double drive thru restaurants and restaurants with dining rooms but excluding dual brand restaurants) for fiscal 2007 and 2008 were as follows:

	Fiscal 2008	Fiscal 2007
Company operated	$916,000	$930,000
Franchise operated	$801,000	$819,000

For factors which may affect future results of operations, please refer to the section entitled "Current Fiscal Year Initiatives" in Item 1 on pages 17-18 of this report and a related discussion of planned product and system changes discussed in the section entitled "Concept and Business Strategy" in Item 1 on pages 15-17 of this report.

Restaurant Operating Costs: Restaurant operating costs as a percent of restaurant sales were 91.1% for fiscal 2008 compared to 88.3% in fiscal 2007.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the period ended September 30, 2007	88.3%
Increase in food and packaging costs	.4%
Increase in payroll and other employee benefit costs	1.5%
Increase in occupancy and other operating costs	1.2%
Decrease in pre-open costs	(.3%)
Depreciation and amortization costs	0%
Restaurant-level costs for the period ended September 30, 2008	91.1%

Food and Packaging Costs: Food and packaging costs for fiscal 2008 increased $413,000 from $7,589,000 (31.3% of restaurant sales) in fiscal 2007 to $8,002,000 (31.7% of restaurant sales). We experienced unprecedented increases in commodity costs including beef, bakery, soft drinks, dairy and packaging costs with the majority of those increases occurring in May through July 2008.

Our weighted food and packaging costs have increased approximately 12% since the beginning of the fiscal 2008 year.  However, food and packaging costs increased only slightly as a percent of restaurant sales due to menu price increases taken in October 2007 and May 2008.  The cumulative weighted menu price increases taken during the fiscal year were approximately 4.8%.  We anticipate limited price increases in fiscal 2009 with continued cost pressure on several core commodities.

Payroll and Other Employee Benefit Costs: For fiscal 2008 payroll and other employee benefit costs increased $717,000 from $8,063,000 (33.3% of restaurant sales) in fiscal 2007 to $8,780,000 (34.8% of restaurant sales).

The increase in payroll and other employee benefit costs for fiscal 2008 is primarily due to an increase in restaurant sales and the addition of new and acquired company-owned restaurants opened in late fiscal 2007 and during 2008, as well as a state mandated increase in the minimum wages paid to hourly employees in January 2007 and 2008.  Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate.  Additionally, the new restaurants operate at a higher labor cost as a percent of sales due to higher initial labor costs at new stores until they reach mature staffing levels.  The three dual branded restaurants also have a higher labor cost as a percent of sales than Good Times single brand restaurants.

We have reduced our labor hours allocation through increased efficiencies and improved our sales per employee hour efficiencies on service hours, thereby eliminating approximately $300,000 of annual fixed payroll costs.

Occupancy and Other Costs: For fiscal 2008, occupancy and other costs increased $488,000 from $4,393,000 (18.1% of restaurant sales) in fiscal 2007 to $4,881,000 (19.3% of restaurant sales).  The $488,000 increase in occupancy and other costs are primarily attributable to:

§  Increases in building rent of $159,000 due to the new and purchased restaurants.

§  Increases in bank fees of $50,000 due to a greater number of customer transactions using credit cards in addition to credit card sales at the new and purchased restaurants.

§  Increases in property taxes of $66,000 related to the new and purchased restaurants.

§  Increases in utility costs of $114,000 related to the new and purchased restaurants, as well as utility rate increases.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

New Store Pre-opening Costs: For fiscal 2008, new store pre-opening costs decreased $80,000 from $118,000 in fiscal 2007 to $38,000.  New store pre-opening costs in fiscal 2008 are related to one new company-owned restaurant that opened in October 2008.  Fiscal 2007 new store pre-opening costs were related to the opening of two new company-owned restaurants.

Depreciation and Amortization Costs: For fiscal 2008, depreciation and amortization costs increased $60,000 from $1,223,000 in fiscal 2007 to $1,283,000.  Depreciation costs increased due to the addition of new company-owned restaurants in late fiscal 2007 and two restaurants acquired from a franchisee in March 2008.

Selling, General and Administrative Costs: For fiscal 2008, selling, general and administrative costs increased $342,000 from $3,226,000 (13.3% of restaurant sales) in fiscal 2007 to $3,567,000 (14.1% of restaurant sales) in fiscal 2008.  The increase in selling, general and administrative costs are partially attributable to increased advertising costs, which increased to $1,525,000 (6% of restaurant sales) for fiscal 2008 from $1,427,000 (5.9% of restaurant sales) for fiscal 2007, and an increase in general and administrative costs, which increased to $2,042,000 (8.1% of restaurant sales) for fiscal 2008 from $1,799,000 (7.4% of restaurant sales) for fiscal 2007 (as explained below).

The increase in advertising costs is due to the increase in restaurant sales (contributions based on sales are made to the advertising funds).

We anticipate that fiscal 2009 advertising will consist primarily of television advertising, on-site and point-of-purchase merchandising totaling approximately 5.8% of restaurant sales.

The $243,000 increase in general and administrative cost is primarily attributable to:

§  Professional services cost increase of $127,000 related to 1) the Company's Sarbanes Oxley 404 compliance of $62,000; 2) legal costs of $43,000 related to the Omaha, Nebraska expansion and the Company's 2008 Omnibus Equity Incentive Compensation Plan; and 3) $23,000 of costs related to a brand positioning research project.

§  Write off of $81,000 in preliminary site costs related to the Omaha, Nebraska expansion.

We have reduced planned selling, general and administrative and franchise costs by approximately $450,000 for fiscal 2009 through the elimination of executive management positions, salary reductions and professional services costs.

Franchise Costs: For fiscal 2008, franchise costs increased $151,000 from $161,000 (.6% of total revenues) in fiscal 2007 to $312,000 (1.2% of total revenues).

The increase in franchise costs for fiscal 2008 is attributable to the addition of a Vice President of Franchise Development hired on October 1, 2007.  This position was eliminated in July 2008 in conjunction with Good Times' exit from the planned Omaha, Nebraska expansion.

Gain on disposal of restaurants and equipment: For fiscal 2008, the gain on disposal of restaurants and equipment increased $18,000 to $35,000 from $17,000.  The $35,000 gain on disposal of restaurants and equipment in fiscal 2008 is from the partial recognition of deferred gains related to two sale-leaseback transactions that were completed in fiscal 2004 and 2006.

Income (Loss) from Operations: The loss from operations was $946,000 in fiscal 2008 compared to income from operations of $200,000 in fiscal 2007.

Net Income (Loss): Net loss was $1,076,000 for fiscal 2008 compared to net income of $29,000 in fiscal 2007.  The change from fiscal 2007 to fiscal 2008 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", "Selling, General and Administrative Costs" and "Franchise Costs" sections of Item 6.  In addition, 1) minority interest expense decreased $98,000 due to decreased income from restaurant operations of the joint venture restaurants for fiscal 2008 and 2) net interest expense increased $43,000 in fiscal 2008 due to increased interest expense on debt and reduced earnings on cash reserves in the current period.

Liquidity and Capital Resources

Cash and Working Capital: As of September 30, 2008, we had $1,414,000 of cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and for recurring capital expenditures.  Management believes that the current cash on hand and additional cash expected from operations in fiscal 2009 will be sufficient to cover our working capital requirements for fiscal 2009.

As of September 30, 2008, we had a working capital deficit of $2,082,000 primarily from our development line-of-credit of $2,180,000 shown as a current liability maturing in July 2009.  We have a fully-developed site that we are marketing for a sale-leaseback transaction with expected net proceeds of approximately $1,600,000 which will be used to reduce the line of credit. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future as new Good Times restaurants are opened.

Financing: In May 2007, the Company borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.7% for the full eight year term coinciding with the note payable.  Partial proceeds from the loan were used to: 1) payoff our existing GE Capital notes payable of $398,000; and 2) fund new store construction.  The balance of the proceeds were used to partially fund the purchase of two existing restaurants from a franchisee.  We anticipate that we will be in default of certain technical loan covenants as of December 31, 2008 on the Wells Fargo note and we are working with Wells Fargo to modify these covenants based upon our fiscal 2009 plan and cash flow.  We have never been in payment default nor do we expect to be in the future.

On March 1, 2008, we purchased two restaurants from an existing franchisee for total consideration of $1,330,000.  We simultaneously sold the land, building and improvements related to one of the restaurants in a sale-leaseback transaction, the proceeds of which were used for the purchase of the restaurants.  Net cash used in the purchase transaction was $272,000.  After accounting for both the acquisition and the sale-leaseback, assets of $490,000 were recorded, a deferred gain of $26,000 was recognized as a cost of the consideration and notes receivable due from the franchisee of $250,000 were forgiven.  We believe the $1,330,000 represents the fair value of the franchisee acquired.

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC).  The promissory note constitutes a revolving line-of-credit for the development of new restaurants which may be advanced and repaid on a monthly basis from time to time.  Prior to maturity, no principal payments are required and monthly payments of interest only at the prime rate plus 2% (with a minimum rate of 8%) are due, with all unpaid principal due in July 2009.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on the property developed.  The total outstanding balance on the line of credit was $2,180,000 at September 30, 2008.  Of the $2,180,000 outstanding balance, $1,574,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008.  The restaurant is currently under contract for a sale-leaseback.  The remaining balance is related to a land purchase in Aurora, Colorado that will be either developed into a company-owned restaurant or sold in fiscal 2009.

Additional commitments for the development of new restaurants in fiscal 2009 will depend on the Company's sales trends, cash generated from operations and our access to capital in the sale-leaseback markets.

Cash Flows: Net cash provided by operating activities was $619,000 for fiscal 2008 compared to $1,763,000 in fiscal 2007.  The decreased net cash provided by operating activities for fiscal 2008 was the result of net loss of $1,076,000 and non-cash reconciling items totaling $1,695,000 (comprised principally of depreciation and amortization of $1,283,000, minority interest of $113,000, $185,000 of non-cash expenses associated with our planned exit activity from the Omaha, Nebraska market and our stock option compensation expense and increases in operating assets and liabilities totaling $114,000).

Net cash used in investing activities in fiscal 2008 was $2,787,000 compared to $2,057,000 in fiscal 2007.  The fiscal 2008 activity reflects payments for the purchase of property and equipment of $3,282,000, proceeds from a sale-leaseback transaction of $747,000, net payments received on loans made to franchisees of $20,000 and $272,000 used to purchase two restaurants from a franchisee.

Net cash provided by financing activities in fiscal 2008 was $1,117,000 compared to $146,000 in fiscal 2007.  The fiscal 2008 activity includes principal payments on notes payable and long term debt of $120,000, net borrowings on the revolving line-of-credit of $1,430,000, distributions to minority interests in partnerships of $297,000 and proceeds from the exercise of stock options of $104,000.

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

Variable Interest Entities: In December 2003, the Financial Accounting Standards Board (the "FASB") finalized FASB Interpretation No. 46R, Consolidation of Variable Interest Entities--An Interpretation of ARB 51 (FIN 46R).  FIN 46R expands the scope of ARB 51 and can require consolidation of "Variable Interest Entities (VIEs)."  Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  We have several franchisees with notes payable to the Company and after analysis we have determined that, while these franchisees are Variable Interest Entities as defined by FIN 46R, we are not the primary beneficiary of the entities, and therefore they are not required to be consolidated under FIN 46R.

New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157").  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159.  "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007 which will be effective for our fiscal year beginning October 1, 2008.  The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141 (R)"), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  This accounting pronouncement is effective for fiscal years beginning after December 15, 2008, which will effective for our fiscal year beginning October 1, 2009.  We are currently evaluating the requirements of FAS 141 and have not yet determined the impact on our financial statements.

In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements and amendment to ARB No. 51" ("FAS 160").  This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  FAS 160 is effective for fiscal years beginning after December 15, 3008, which will be effective for our fiscal year beginning October 1, 2009.  We are currently evaluating the requirements of FAS 160 and have not yet determined the impact on our financial statements.

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

Pre-approval of non-audit services: On October 16, 2008, the Audit Committee of the Board of Directors of Good Times Restaurants Inc. approved in advance certain non-audit services to be performed by Hein & Associates, Good Times' independent auditor.  These non-audit services are to consist primarily of corporate income tax compliance services.

Item 7.          Financial Statements

See accompanying notes to these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2008, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the years ended September 30, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2008, and the results of their operations and their cash flows for the years ended September 30, 2008 and 2007, in conformity with U.S. Generally Accepted Accounting Principles.

We were not engaged to examine management's assertion about the effectiveness of Good Times Restaurants, Inc's internal control over financial reporting as of September 30, 2008 included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 8A, and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP

Denver, Colorado

December 15, 2008

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$1,414,000
Receivables, net of allowance for doubtful accounts of $0	160,000
Inventories	240,000
Prepaid expenses and other	79,000
Notes receivable	35,000
Total current assets	1,928,000
Property and Equipment:
Land and buildings	6,566,000
Leasehold improvements	4,017,000
Fixtures and equipment	8,303,000
18,886,000
Less accumulated depreciation	(10,602,000)
8,284,000

Assets held for sale	1,574,000

Other Assets:
Notes receivable	83,000
Other	51,000
134,000
Total Assets	$11,920,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt and leases	$2,304,000
Accounts payable	628,000
Deferred income	139,000
Other accrued liabilities	939,000
Total current liabilities	4,010,000
Long-Term Liabilities:
Debt and leases, net of current portion	846,000
Deferred and other liabilities	1,071,000
Total long-term liabilities	1,917,000
Minority Interests in Partnerships	584,000
Commitments and Contingencies (Notes 4 and 6)
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common stock, $.01 par value; 50,000,000 shares authorized, 3,866,896 issued and outstanding	4,000
Accumulated other comprehensive loss	(68,000)
Capital contributed in excess of par value	17,633,000
Accumulated deficit	(12,160,000)
Total stockholders' equity	5,409,000
Total Liabilities and Stockholders' Equity	$11,920,000

See accompanying notes to these consolidated financial statements.

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30,
	2008	2007
Net Revenues:
Restaurant sales	$25,244,000	$24,215,000
Area development and franchise fees	-	70,000
Franchise royalties	638,000	670,000
Total net revenues	25,882,000	24,955,000
Restaurant Operating Costs:
Food and packaging costs	8,002,000	7,589,000
Payroll and other employee benefit costs	8,780,000	8,063,000
Restaurant occupancy costs	3,714,000	3,310,000
Accretion of deferred rent	33,000	32,000
Other restaurant operating costs	1,134,000	1,051,000
New store pre-opening costs	38,000	118,000
Depreciation and amortization	1,283,000	1,223,000
Total restaurant operating costs	22,984,000	21,386,000
General and administrative costs	2,042,000	1,798,000
Advertising costs	1,525,000	1,427,000
Franchise costs	312,000	161,000
Gain on disposal of restaurants and equipment	(35,000)	(17,000)
Income (Loss) From Operations	(946,000)	200,000
Other Income (Expenses):
Interest income	67,000	99,000
Interest expense	(80,000)	(59,000)
Minority interest in income of partnerships	(113,000)	(211,000)
Total other expenses, net	(126,000)	(171,000)
Net Income (Loss) before Income Taxes	(1,072,000)	29,000
Income Tax Expense	4,000	-
Net Income (Loss)	($1,076,000)	$29,000

Basic and Diluted Income (Loss) per Share	($0.28)	$0.01

Weighted Average Common Shares Outstanding:
Basic	3,886,730	3,838,867
Diluted	3,886,730	3,975,957

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2006 THROUGH SEPTEMBER 30, 2008

Preferred Stock	Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income	Total

Balances, October 1, 2006	$ 0	$ 0	3,811,151	$ 4,000	$17,191,000	$(11,113,000)	$0	$0	$6,082,000

Stock option compensation cost			-		84,000				84,000
Stock issued for exercised stock options			55,745		164,000				164,000
Comprehensive income (Loss)									--
Net Income						29,000		29,000	29,000
Deferred hedging losses							(26,000)		(26,000)
Comprehensive loss	_________	_______	_________	_________	_________	_________	_________	(26,000)	_________

Balances, September 30, 2007		$ 0	3,866,896	$ 4,000	$17,439,000	$(11,084,000)	$(26,000)	3,000	$6,333,000

Stock option compensation cost					90,000				90,000
Stock issued for exercised stock options			31,663		104,000				104,000
Comprehensive income (Loss)									--
Net Income (Loss)						(1,076,000)		(1,076,000)	(1,076,000)
Deferred hedging losses							(42,000)		(42,000)
Comprehensive loss	________	_______	_________	_________	_________	_________	_________	(42,000)	_________
Balances, September 30, 2008	$ 0	$ 0	3,898,559	$ 4,000	$17,633,000	$(12,160,000)	$(68,000)	$(1,115,000)	$5,409,000

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income (Loss)	$(1,076,000)	$29,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,283,000	1,223,000
Accretion of deferred rent	33,000	32,000
Minority interest expense	113,000	211,000
Gain on disposal of property, restaurants and equipment	(35,000)	(17,000)
Stock option compensation cost	90,000	84,000
Expenses associated with exit activity	95,000	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	42,000	(97,000)
Inventories	(35,000)	13,000
Prepaid expenses and other	(40,000)	4,000
Deposits and other assets	(3,000)	(18,000)
(Decrease) increase in:
Accounts payable	232,000	120,000
Accrued and other liabilities	(90,000)	229,000
Deferred franchise fees	10,000	(50,000)
Net cash provided by operating activities	619,000	1,763,000
Cash Flows From Investing Activities:
Payments for the purchase of property and equipment	(3,282,000)	(3,738,000)
Proceeds from the sale of assets	-	-
Proceeds from sale-leaseback transaction	747,000	1,580,000
Purchase of franchisee	(272,000)	-
Loans made to franchisees and to others	(54,000)	-
Payments received on loans to franchisees and to others	74,000	101,000
Net cash used in investing activities	(2,787,000)	(2,057,000)
Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long‑term debt	(870,000)	(809,000)
Borrowings on notes payable and long-term debt	2,180,000	1,100,000
Proceeds (expenses) from preferred stock offering	-	-
Proceeds from exercise of stock options	104,000	164,000
Preferred dividends paid	-	-
Distributions paid to minority interests in partnerships	(297,000)	(319,000)
Contributions from minority interests in partnerships	-	10,000
Net cash provided by financing activities	1,117,000	146,000
Net Change in Cash and Cash Equivalents	(1,051,000)	(148,000)
Cash and Cash Equivalents, beginning of year	2,465,000	2,613,000
Cash and Cash Equivalents, end of year	$1,414,000	$2,465,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 111,000	$ 106,000
Purchase of equipment with debt	$ -	$ 27,000
Non-cash deferred hedging losses	$ 42,000	$ 26,000

See accompanying notes to these consolidated financial statements.

1.          Organization and Summary of Significant Accounting Policies:

Organization - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

Drive Thru commenced operations in 1986 and, as of September 30, 2008, operates twenty-nine company-owned and joint venture drive-thru fast food hamburger restaurants.  The Company's restaurants are located in Colorado. In addition, Drive Thru has twenty-two franchises, eighteen operating in Colorado, two in Wyoming, one in Idaho and one in North Dakota, and is offering franchises for development of additional Drive Thru restaurants.

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

Reclassification - Certain prior year balances have been reclassified to conform to the current year's presentation.  Such reclassifications had no effect on the net income or loss.

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

Assets held for sale of $1,574,000 shown in the accompanying consolidated balance sheet is related to a site in Firestone, Colorado which has been developed and is being marketed in the sale lease-back market.

Impairment of Long-Lived Assets - The Company reviews undiscounted cash flows of each restaurant as compared to the net book value of each restaurant's respective properties.  If the undiscounted cash flows of each restaurant are less than their respective net book values, the respective properties are written down to their fair market values. To date we have not written down any assets due to impairment.

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

Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $551,000 as of September 30, 2008) is reflected in the accompanying consolidated balance sheet as a deferred liability.  Also included in the $1,071,000 deferred and other liability balance is a $452,000 deferred gain on the sale of the building and improvements of two Company-owned restaurants in two separate sale leaseback transactions.  The building and improvements were subsequently leased back from the third party purchasers. The gains will be recognized in future periods in proportion to the rents paid on the fifteen and twenty year leases.  The remaining balance represents a deferred hedging loss liability of $68,000.

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

Accounting for Notes Receivable - The Company's notes receivables are all due from Good Times franchisees, or franchise advertising cooperatives. All of the notes receivable are collateralized by real estate or equipment and certain of the notes are personally guaranteed by the franchisees. The notes are all term notes with interest accruing at market rates. The Company reviews the notes from time to time to access collectability. The Company has determined that all notes receivable at September 30, 2008 are collectable and allowances for write-downs are not necessary.

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

Net Income (Loss) Per Common Share - The income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share."  Basic EPS is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 81,364 shares of common stock were not included in computing diluted EPS for 2008 because their effects were anti-dilutive. Options for 137,090 shares of common stock were included in computing diluted EPS for 2007 because they were dilutive.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 30, 2008, notes receivable totaled $118,000 and are due from six entities.  Additionally, the Company has other current receivables totaling $160,000, which includes $91,000 of franchise receivables.

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

New Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

2.          Liquidity:

As of September 30, 2008, we had $1,414,000 of cash and cash equivalents on hand. We currently plan to use the cash balance and cash generated from operations for increasing our working capital reserves and for recurring capital expenditures.  We believe that the current cash on hand and additional cash expected from operations in fiscal 2009 will be sufficient to cover our working capital requirements for fiscal 2009.

As of September 30, 2008, we had a working capital deficit of $2,082,000 primarily from our development line-of-credit of $2,180,000 shown as a current liability maturing in July 2009.  We have a fully-developed site that we are marketing for a sale-leaseback transaction with expected net proceeds of $1,600,000 which would be used to reduce the line of credit.

We have reduced planned selling, general and administrative and franchise costs by approximately $450,000 for fiscal 2009 through the elimination of executive management positions, salary reductions and professional services costs. We have also reduced our labor hours allocation through increased efficiencies and improved our sales per man hour efficiencies on service hours, thereby eliminating approximately $300,000 of annual fixed restaurant payroll costs.

We anticipate that we will be in default of certain technical loan covenants as of December 31, 2008 on the Wells Fargo note and we are working with Wells Fargo to modify these covenants based upon our fiscal 2009 plan and cash flow.  We have never been in payment default nor do we expect to be in the future.

3.          Notes Receivable:

Notes receivable consists of the following as of September 30, 2008:

Notes receivable from franchisees related to installation of certain equipment; 8.5% to 10% interest per annum; monthly payments of principal and interest are due in the amount of approximately $4,100; final payment due in 2011; collateralized by all fixtures and equipment of the related restaurants.	60,000

Other, various terms	58,000
118,000
Less current portion	(35,000)
Notes receivable, net of current portion	$83,000

4.         Debt:

Note payable with PFGI II, LLC with monthly payments of interest (prime rate +2%, with a minimum rate of 8%, at September 30, 2008 the rate was 8.0%) with all unpaid principal due on July 10, 2009. The loan is secured by six Leasehold Deeds of Trust and six Security Agreements and Assignment of Rents and Fixture Filings related to those six corporate restaurants. The promissory note constitutes a revolving line of credit which may be advanced, repaid and re-advanced from time to time. The maximum available under the line is $2,500,000.	$2,180,000

Note payable with Wells Fargo Bank, NA with payments of principal and interest (prime rate less .5%) due monthly and the final payment due in April 2015. The loan is secured by four Security Agreements related to four corporate restaurants.	960,000

Other, various terms	10,000
3,150,000
Less current portion	(2,304,000)
$846,000

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

As of September 30, 2008, the fair value of the contract was a loss of $68,000. The change in the fair value has been recorded in other comprehensive loss.

As of September 30, 2008, principal payments on debt became due as follows:

Years Ending September 30,

2009	$ 2,304,000
2010	124,000
2011	134,000
2012	144,000
2013	156,000
Thereafter	288,000

$3,150,000

In connection with the Wells Fargo Bank loan, the Company has agreed to certain covenants, which include minimum tangible net worth, a total liabilities to tangible net worth ratio and a fixed charge coverage ratio, as defined in the agreement. As of September 30, 2008, the Company was in compliance with its loan covenants.

5.          Other Accrued Liabilities:

Other accrued liabilities consist of the following at September 30, 2008:

Wages and other employee benefits	$264,000
Taxes, other than income tax	542,000
Other	133,000

$939,000

6.          Commitments and Contingencies:

The Company's office space, and the land and buildings related to the Drive Thru restaurant facilities are classified as operating leases and expire over the next 16 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2008 and 2007.

Following is a summary of operating lease activities:

Year Ended September 30, 2008

Minimum rentals	$2,379,000
Less sublease rentals	(391,000)

Net rent paid	$1,988,000

As of September 30, 2008, future minimum rental commitments required under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ending September 30, 2008

2009	$2,339,000
2010	2,091,000
2011	1,931,000
2012	1,819,000
2013	1,756,000
Thereafter	10,941,000
20,877,000
Less sublease rentals	(3,026,000)

$17,851,000

The Company is contingently liable on several ground leases that have been subleased or assigned to franchisees. The subleased and assigned leases expire between 2009 and 2024. The Company has never experienced any losses from these contingent lease liabilities.

7.       Financing Transactions:

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

In May 2007 the Company borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  Partial proceeds from the loan were used to: 1) payoff our existing GE Capital notes payable of $398,000; and, 2) fund new store construction. The balance of the proceeds were used to partially fund the purchase of an existing restaurant from a franchisee and for working capital.

8.       Managed Limited Partnerships:

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

9.       Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30, 2008:

Current

Long Term

Deferred assets (liabilities):
Tax effect of net operating loss carry-forward	$ -	$1,886,000
Partnership basis difference	-	124,000
Deferred revenue	-	183,000
Property and equipment basis differences	-	57,000
Other accrued liability difference	7,000	-
Net deferred tax assets	7,000	2,250,000
Less valuation allowance*	(7,000)	(2,250,000)

Net deferred tax assets	$ -	$ -

*     The valuation allowance increased by $144,000 during the year ended September 30, 2008.

The Company has net operating loss carry-forwards of approximately $4,952,000 for income tax purposes which expire from 2009 through 2028.  The use of these net operating loss carry-forwards may be restricted due to changes in ownership.

Total income tax expense for the years ended 2008 and 2007 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2008	2007

Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$(375,000)	$10,000
State income tax, net of federal tax benefit	(32,000)	1,000
Effect of change in valuation allowance	144,000	55,000
Change in partnership basis	240,000	-
Permanent differences	57,000	41,000
Other	(34,000)	(107,000)

Provision for income taxes	$ -	$ -

10.        Related Parties:

A significant stockholder has entered into two franchise and management agreements with the Company.  The Company also leases office space from this stockholder under a lease agreement which expires in 2009.  Rent paid to the stockholder in 2008 and 2007 for office space was $55,000 and $54,000, respectively.  One of the Company's Board members is a principal of the stockholder.

The Bailey Company is also the owner of two franchised Good Times Drive Thru restaurants which are located in Thornton and Loveland, Colorado.  The Bailey Company has entered into two franchise and management agreements with us, and payments under those agreements totaled approximately $94,000 for the fiscal year ended September 30, 2008.

11.        Stockholders' Equity:

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

Stock Option Plans - The Company has a 2008 Omnibus Equity Incentive Compensation Plan (the "2008  Plan"), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company's 2001 Stock Option Plan (the "2001  Plan").  As of September 30, 2008, 198,130 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

The 2008 Plan serves as the successor to our 2001 Plan, as amended (the "Predecessor Plan"), and no further awards shall be made under the Predecessor Plan from and after the effective date of the 2008 Plan.  All outstanding awards under the Predecessor Plan immediately prior to the effective date of the 2008 Plan shall be incorporated into the 2008 Plan and shall accordingly be treated as awards under the 2008 Plan.  However, each such award shall continue to be governed solely by the terms and conditions of the instrument evidencing such grant or issuance, and, except as otherwise expressly provided in the 2008 Plan or by the Committee that administers the 2008 Plan, no provision of the 2008 Plan shall affect or otherwise modify the rights or obligations of holders of such incorporated awards.

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

On August 3, 2006, the Company's Board of Directors, upon the review and recommendation by the Compensation Committee of the Board, approved the acceleration of the vesting, effective August 3, 2006, of outstanding unvested stock options to purchase a total of approximately 108,235 shares of the Company's common stock, representing all outstanding unvested stock options granted under the Company's 2001 Stock Option Plan that are held by current employees, including all executive officers of the Company. Stock options held by the Company's non-employee members of the Board were not accelerated. As a result, the accelerated options became fully vested on August 3, 2006.

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during fiscal 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Net income for the fiscal years ended September 30, 2008 and 2007 includes $90,000 and $84,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2008, we granted 12,000 non-statutory stock options and 16,700 incentive stock options both with exercise prices of $5.75. Of the 16,700 incentive options issued 10,000 shares were forfeited in conjunction with the termination of the company's VP of Franchise Development in August 2008. The per share weighted average fair values were $3.26 for non-statutory stock option grants and $3.10 for incentive stock option grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the fiscal years ended September 30, 2008 and 2007.

A summary of stock option activity under our share-based compensation plan for the fiscal year ended September 30, 2008 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	366,905	$3.89
Granted	28,700	$5.75
Exercised	(31,663)	$3.26
Forfeited or expired	(10,000)	$5.75
Outstanding Sept 30, 2008	353,942	$4.04	5.0	$32,000

Exercisable Sept 30, 2008	299,744	$3.64	4.4	$32,000

As of September 30, 2008, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $114,000 and is expected to be recognized over a weighted average period of 2.75 years.

The total intrinsic value of stock options exercised during the fiscal year ended September 30, 2008 was $71,000.  Cash received from stock option exercises for the fiscal year ended September 30, 2008 was $104,000.

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

12.        Retirement Plan:

The Company has a 401(k) profit sharing plan (the "Plan").  Eligible employees may make voluntary contributions to the Plan, which are matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation.  The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage.  The Company made matching contributions of $30,000 and $31,000 in fiscal 2008 and fiscal 2007 respectively.  All matching contributions are made in cash.

Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the two most recent fiscal years, Good Times Restaurants has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

Item 8A.        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company's fiscal year ended September 30, 2008, the Company's Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended). We maintain a system of internal controls that is designed to provide reasonable assurance in a cost-effective manner as to the fair and reliable preparation and presentation of the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that, as of September 30, 2008, the Company's internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.         Other Information

Nothing to report.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons, Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required by this Item concerning our directors and executive officers is incorporated by reference to the information provided under the captions Item 1 for Voting "Election of Directors" and "Executive Officers" in our definitive proxy statement for the annual meeting of stockholders, to be held on January 26, 2009 and to be filed within 120 days from September 30, 2008.  Information regarding the Company's Code of Ethics, nominating procedures and Audit Committee is incorporated by reference to the information provided under the captions "Code of Ethics," "Nominee Selection Process" and "Board Committees" in our definitive proxy statement for the annual meeting of stockholders, to be held on January 26, 2009 and to be filed within 120 days from September 30, 2008.

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information provided under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the annual meeting of stockholders, to be held on January 26, 2009 and to be filed within 120 days from September 30, 2008.

Item 10.         Executive Compensation

The information required by this Item is incorporated by reference to the information provided under the captions "Directors' Compensation" and "Executive Compensation" in our definitive proxy statement for the annual meeting of stockholders to be held on January 26, 2009 and to be filed within 120 days from September 30, 2008.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information provided under the caption "Ownership of common stock by Principal Stockholders and Management" in our definitive proxy statement for the annual meeting of stockholders to be held on January 26, 2009 and to be filed within 120 days from September 30, 2008.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the information provided under the caption "Disclosure with Respect to the Company's Equity Compensation Plan" in Part II - Item 5 - Market for Common Equity and Related Stockholder Matters, included in this Form 10-KSB.

Item 12.         Certain Relationships, Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the annual meeting of stockholders to be filed within 120 days from September 30, 2008.

The information required by this Item concerning director independence is incorporated by reference to the information provided under the captions "Nominee selection process", "Nominees" and "Board Committees" in our definitive proxy statement for the annual meeting of stockholders to be filed within 120 days from September 30, 2008.

Item 13.         Exhibits

The following exhibits are furnished as part of this report:

Exhibit           Description

3.1             Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant's Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2             Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3             Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 000-18590) incorporated herein by reference)

3.4             Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

3.5             Restated Bylaws of Registrant, amended as of August 14, 2007 (previously filed as Exhibit 3/1 to the registrant's current report on Form 8-K dated August 14, 2007 (File No. 000-18590) and incorporated herein by reference)

4.1             Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

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

10.16          Wells Fargo Credit Agreement (previously filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

10.17          Form of Option Agreement (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.18          Form of Option Grant Notice (previously filed as Exhibit 10.19 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.19          Cash Bonus Plan for Boyd Hoback (previously filed as Exhibit 10.20 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.20          Securities Purchase Agreements (previously filed on the registrant's Current Report on Form 8-K dated January 3, 2005 (File No. 000-18590) and incorporated herein by reference)

10.21          Amendment to Securities Purchase Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 27, 2005 (File No. 000-18590) and incorporated herein by reference)

10.22          2001 Stock Option Plan, as amended (previously filed as Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on May 23, 2005 (Registration No. 333-125150) and incorporated herein by reference)

10.23          Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on February 17, 2005 (Registration No. 333-122890) and incorporated herein by reference

10.24          Amendment No. 1 to Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on April 4, 2005 (Registration No. 333-122890) and incorporated herein by reference

10.25          Conversion of Series B Convertible Preferred Stock (previously filed as Exhibit 99.1 to the registrant's Form 8-K Report dated June 8, 2006 (File No. 000-18590) and incorporated herein by reference)

10.26          Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated August 7, 2006 (File No. 000-18590) and incorporated herein by reference)

10.27          Acceleration of Vesting of Stock Options and Form of Resale Restriction Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated August 8, 2006 (File No. 000-18590) and incorporated herein by reference)

10.28          Expansion of Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated March 15, 2007 (File No. 000-18590) and incorporated herein by reference)

10.29          Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated May 7, 2007 (File No. 000-18590) and incorporated herein by reference)

10.30          Amendment No. 1 to Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated May 10, 2007 (File No. 000-18590) and incorporated herein by reference)

10.31          Development Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated December 2, 2007 (File No. 000-18590) and incorporated herein by reference)

10.32          Management Agreement (previously filed as Exhibit 10.2 to the registrant's Form 8-K Report dated December 2, 2007 (File No. 000-18590) and incorporated herein by reference)

10.33          Site Selection, Construction Management and Pre-Opening Services Agreement (previously filed as Exhibit 10.3 to the registrant's Form 8-K Report dated December 2, 2007 (File No. 000-18590) and incorporated herein by reference)

10.34          2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1  to the registrant's Form 8-K Report dated January 29, 2008 (File No. 000-18590) and incorporated herein by reference)

10.35          Employment Agreement of Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 29, 2008 (File No. 000-18590) and incorporated herein by reference)

10.36          Letter Agreement between Good Times Drive Thru Inc. and CEDA Enterprises, Inc. (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated March 12, 2008 (File No. 000-18590) and incorporated herein by reference)

10.37          Letter Agreement between Good Times Drive Thru Inc. and CEDA Enterprises, Inc. and CEJ Investments, LLC (previously filed as Exhibit 10.2 to the registrant's Form 8-K Report dated March 12, 2008 (File No. 000-18590) and incorporated herein by reference)

10.38          Amended and Restated Loan Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated July 2, 2008 (File No. 000-18590) and incorporated herein by reference)

10.39          Promissory Note by Good Times Drive Thru Inc. and Good Times Restaurants Inc. payable to PFGI II, LLC (previously filed as Exhibit 10.2 to the registrant's Form 8-K Report dated July 2, 2008 (File No. 000-18590) and incorporated herein by reference)

10.40          Departure of Management Employees, Transfer of Development Rights and Suspension of Expansion (previously filed in the registrant's Form 8-K Report dated June 26, 2008 (File No. 000-18590) and incorporated herein by reference)

14.1           Code of Ethics (previously filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

21.1           Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

23.1           *Consent of HEIN & ASSOCIATES LLP

31.1           *Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

31.2           *Certification of Controller pursuant to 18 U.S.C. Section 1350

32.1           *Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350

*Filed herewith

Item 14.         Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information provided under the caption "Independent Public Accountants" in our definitive proxy statement for the annual meeting of stockholders to be filed within 120 days from September 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
Date: December 26, 2008	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Eric W. Reinhard	/s/ Boyd E. Hoback
Eric W. Reinhard, Chairman and Chief Development Officer Date: December 26, 2008	Boyd E. Hoback, Director and President and CEO Date: December 26, 2008
/s/ Geoffrey R. Bailey	/s/ Susan M. Knutson
Geoffrey R. Bailey, Director Date: December 26, 2008	Susan M. Knutson, Controller and Principal Financial Officer Date: December 26, 2008
/s/ Ron Goodson	/s/ Richard J. Stark
Ron Goodson, Director Date: December 26, 2008	Richard J. Stark, Director Date: December 26, 2008
/s/ David Grissen	/s/ Alan A. Teran
David Grissen, Director Date: December 26, 2008	Alan A. Teran, Director Date: December 26, 2008