Form 10-Q
period 2008-12-31
GOOD TIMES RESTAURANTS INC
filed 2009-02-20
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2008

OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission File Number: 0-18590

GOOD TIMES RESTAURANTS, INC.
(Exact Name of Registrant as Specified in Its Charter)
NEVADA	84-1133368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

601 CORPORATE CIRCLE, GOLDEN, CO 80401

(Address of Principal Executive Offices, Including Zip Code)

(303) 384-1400

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act .

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

As of February 17, 2009, there were 3,898,559 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 31, 2008

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2008 (unaudited) and September 30, 2008	3 - 4

	Condensed Consolidated Statements of Operations (unaudited)
	For the three months ended December 31, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flow (unaudited)
	For the three months ended December 31, 2008 and 2007	6

	Notes to Financial Statements	7 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information.	17

Item 6.	Exhibits	17

	SIGNATURES	17

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited
	December 31,	September 30,
	2008	2008
CURRENT ASSETS:
Cash and cash equivalents	$786,000	$1,414,000
Receivables, net of allowance for doubtful accounts of $0	158,000	160,000
Prepaid expenses and other	75,000	79,000
Inventories	215,000	240,000
Notes receivable	33,000	35,000
Total current assets	1,267,000	1,928,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	6,586,000	6,566,000
Leasehold improvements	4,107,000	4,017,000
Fixtures and equipment	8,387,000	8,303,000
	19,080,000	18,886,000

Less accumulated depreciation and amortization	(10,913,000)	(10,602,000)
	8,167,000	8,284,000

      Assets held for sale

1,595,000

1,574,000

OTHER ASSETS:

Notes receivable, net of current portion	102,000	83,000
Deposits and other assets	49,000	51,000
	151,000	134,000

TOTAL ASSETS	$11,180,000	$11,920,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,440,000	$2,304,000
Accounts payable	364,000	628,000
Deferred income	74,000	139,000
Other accrued liabilities	1,031,000	939,000
Total current liabilities	4,909,000	4,010,000

LONG-TERM LIABILITIES:

Debt, net of current portion	-	846,000
Deferred liabilities	995,000	1,071,000
Total long-term liabilities	995,000	1,917,000

MINORITY INTERESTS IN PARTNERSHIPS	546,000	584,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Unaudited

	December 31,	September 30,

2008

2008

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2008 and
December 31, 2008	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,898,559 shares issued and
Outstanding as of December 31, 2008 and
3,898,559 shares issued and outstanding as
of September 30, 2008	4,000	4,000
Accumulated other comprehensive loss	-	(68,000)
Capital contributed in excess of par value	17,652,000	17,633,000
Accumulated deficit	(12,926,000)	(12,160,000)
Total stockholders' equity	4,730,000	5,409,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$ 11,180,000

$11,920.000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended

December 31,

2008

2007

NET REVENUES:

Restaurant sales, net	$5,507,000	$6,035,000
Franchise revenues	139,000	161,000
Total net revenues	5,646,000	6,196,000

RESTAURANT OPERATING COSTS:

Food and packaging costs	1,855,000	1,846,000
Payroll and other employee benefit costs	2,065,000	2,129,000
Occupancy and other operating costs	1,204,000	1,119,000
Accretion of deferred rent	-	7,000
New store opening costs	15,000	-
Depreciation and amortization	311,000	308,000
Total restaurant operating costs	5,450,000	5,409,000

General and administrative costs	489,000	555,000
Advertising costs	315,000	370,000
Franchise costs	40,000	96,000
Gain on sale of restaurant building	(8,000)	(8,000)

LOSS FROM OPERATIONS	(640,000)	(226,000)

OTHER INCOME AND (EXPENSES)

Minority income (expense), net	34,000	(32,000)
Unrealized loss on interest rate swap	(119,000)	-
Interest income (expense), net	(41,000)	3,000
Total other income and (expenses)	(126,000)	(29,000)

NET LOSS	($766,000)	($255,000)

BASIC AND DILUTED LOSS PER COMMON SHARE

$(.20)

$(.07)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION:

BASIC AND DILUTED	3,898,559	3,873,795

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($766,000)	($255,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	311,000	308,000
Stock based compensation expense	19,000	24,000
Unrealized loss on interest rate swap	119,000	-
Accretion of deferred rent	-	7,000
Minority interest	(34,000)	32,000
Recognition of deferred (gain) on sale of restaurant building	(8,000)	(8,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	6,000	(22,000)
Inventories	25,000	(5,000)
Deposits and other	9,000	(3,000)
(Decrease) increase in:
Accounts payable	(264,000)	(64,000)
Accrued liabilities and deferred income	(90,000)	(66,000)
Net cash used in operating activities	(673,000)	(52,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(215,000)	(95,000)
Loans made to franchisees and to others	(31,000)	-
Payments received on loans to franchisees and to others	14,000	24,000
Net cash used in investing activities	(232,000)	(71,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(30,000)	(29,000)
Net Proceeds (repayments) on revolving lines of credit	320,000	(750,000)
Proceeds from exercise of options	-	37,000
Distributions, net of contributions paid to minority interests in partnerships	(13,000)	(74,000)
Net cash provided by (used in) financing activities	277,000	(816,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(628,000)	(939,000)

CASH AND CASH EQUIVALENTS, beginning of period	$1,414,000	$2,465,000

CASH AND CASH EQUIVALENTS, end of period	$786,000	$1,526,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$68,000	$24,000
Non-cash deferred hedging losses	$ -	$28,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2008, the results of its operations and its cash flows for the three month period ended December 31, 2008.  Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

The condensed consolidated balance sheet as of September 30, 2008 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2008.

Note 2. Recent Developments

After several years of same store sales growth, including several months of double digit growth in fiscal 2007 and early fiscal 2008, we experienced a dramatic change in our sales trends, beginning in early calendar 2008, and continuing through January 2009, as the economy began to slow and competitive pricing pressures intensified.  Due to the dramatic decline in consumer spending, the unprecedented rise in commodity costs and the upheaval in the credit markets, we suspended most of our restaurant development.

Note 3. Debt Covenant Compliance

As reported on the form 8-K filed on January 23, 2009, we are in default of certain technical loan covenants as of December 31, 2008 on our note payable to Wells Fargo Bank, N.A. ("the Bank"), therefore, all amounts owing under this facility are reflected as current in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2008. We have never been in payment default on the note and expect to be able to remain current on payments in fiscal 2009, depending on our sales trends and cash flow from operations.  On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements.

The Bank is not now accelerating the Loan and is willing to continue to accept regularly scheduled payments of principal and interest under the Loan, however the acceptance of payments under the Loan does not constitute a modification of the Credit Agreement or a waiver of any of the covenants or of the Bank's rights or remedies under the Credit Agreement, including the right to accelerate the loan in the future after the giving of notice.  We will continue to work with the Bank on a Required Corrective Action for compliance with existing or modified loan covenants.  There can be no assurance that the Bank will agree to modify or waive any of the loan covenants or waive any of its rights or remedies under the Credit Agreement and we would require additional financing to repay the loan balance.  The loan is secured by security agreements in the equipment of four restaurants and a blanket security on all equipment not covered by prior existing security agreements.

Note 4. Stock-Based Compensation

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

Our net loss for the three months ended December 31, 2008 and December 31, 2007 includes $19,000 and $24,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the three months ended December 31, 2008, we granted 12,000 non-statutory stock options and 68,400 incentive stock options both with exercise prices of $1.47. The per share weighted average fair value was $.97 for both non-statutory stock option grants and incentive stock option grants.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Incentive Stock Options	Non-Statutory Stock Options
Expected term (years)	6.5	6.7
Expected volatility	69.7%	69.2%
Risk-free interest rate	2.79%	2.84%
Expected dividends	0	0

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the quarter ended December 31, 2008.

A summary of stock option activity under our share-based compensation plan for the quarter ended December 31, 2008 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	353,942	$4.04
Granted	80,400	$1.47
Exercised	-
Forfeited	(14,760)	$4.91
Expired	(39,951)	$3.11
Outstanding Dec 31, 2008	379,631	$3.55	6.3	$0

Exercisable Dec 31, 2008	271,356	$3.68	5.1	$0

As of December 31, 2008, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $86,000 and is expected to be recognized over a period of 2.88 years.

There were no stock options exercised during the three months ended December 31, 2008.

Note 5. Comprehensive Income (Loss)

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

As of December 31, 2008 we were in default of certain technical covenants on the underlying term loan, see note 3 above, and we have therefore recognized an unrealized loss of $119,000 in the accompanying Condensed Consolidated Statement of Operations. As long as the underlying loan is in covenant default we will adjust the unrealized gain or loss through the statement of operations as non-cash income or expense.

Note 6. Contingent Liabilities

We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently there are no leases in default by the franchisees, however there can be no assurance that there will not be in the future which could have a material effect on our future operating results.

Note 7. Assets Held for Sale

We have classified $1,595,000 as assets held for sale in the accompanying condensed consolidated balance sheet. These costs are related to a site in Firestone, Colorado which has been fully developed.   A sale and leaseback agreement that was under contract in the first quarter of fiscal 2009 was terminated and the restaurant is being marketed for sale and leaseback.  The proceeds of a sale leaseback transaction, if consummated, are required to be used for the reduction of the line of credit payable to PFGI II, LLC. The effect on our operating cash flow is not material as the interest expense on the line of credit is approximately equal to the proposed rental rate on a sale leaseback transaction.

Note 8. Impairment of Long-Lived Assets

Annually we review the undiscounted cash flows of each restaurant as compared to the net book value of each restaurant's respective properties.  If the undiscounted cash flows of each restaurant are less than their respective net book values, the respective properties are written down to their fair market values. To date we have not written down any assets due to impairment, however if we continue to experience declining restaurant sales an asset impairment may materially affect future operating results.

Note 9. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective October 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions, which have been applied prospectively, did not have a material impact on the Company's consolidated financial statements. Certain other provisions of SFAS 157 related to other non-financial assets and liabilities will be effective for the Company on July 1, 2009, and will be applied prospectively. The adoption of the provisions of SFAS 157 related to other non-financial assets and liabilities is not expected to have a material impact on the consolidated financial statements of the Company.

SFAS 157 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under SFAS 157 are as follows:

Level 1: Quoted market prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008:

Level 1

Interest Rate Swap liability       $118,880

Note 10. Accounting Policies

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

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159.  "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 was effective for the fiscal year beginning October 1, 2008. The adoption of SFAS 159 did not have any effect on the Company's financial position, results of operations or cash flows.

Note 11. Income Taxes

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

The Company is currently not undergoing any examinations by any taxing jurisdictions, with the tax years for the Fiscal Years Ending September 30, 2004 through 2008 remaining open to examination.

Note 12. New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141 (R)"), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  This accounting pronouncement is effective for fiscal years beginning after December 15, 2008, which will effective for our fiscal year beginning October 1, 2009.  The requirements of FAS 141 will only impact future business combination transactions that we may enter into.

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

Note 13. Stock Transactions

None.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS

General

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company's form 10-KSB for the fiscal year ended September 30, 2008.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

(II)      We may be negatively impacted if we continue to experience consistent same store sales declines.  Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items.  No assurances can be given that such advertising and promotions will in fact be successful.

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

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	27	24	3
Good Times franchised	17	14	2	1
Dual brand co-owned	3	3
Dual brand franchised	5	2			2	1
Total	52	43	5	1	2	1
	January
	2008	2009
Company-owned restaurants	18	21
Joint venture restaurants	9	9
Franchise operated restaurants	25	22
Total restaurants	52	52

Fiscal 2008: In January 2008 a North Dakota franchise terminated their Good Times franchise agreement in the dual brand concept and stopped selling Good Times products in their two locations.  In March 2008 we purchased two Good Times restaurants from an existing franchisee.  In June 2008 the Good Times franchisee operating at the University of Wyoming Food Court ceased operations when the contract to operate in the food court expired.  There are no plans for this franchisee to operate in another location.

Fiscal 2009: In October 2008 we opened one new company-owned restaurant in Firestone, Colorado. In December 2008 a Wyoming franchise terminated their Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products in one location. Also in December 2008 a franchisee opened a new dual brand restaurant in Sheridan, Wyoming.

The following presents certain historical financial information of our operations.  This financial information includes results for the three months ended December 31, 2007 and results for the three months ended December 31, 2008.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2008 decreased $550,000 (8.9%) to $5,646,000 from $6,196,000 for the three months ended December 31, 2007.  Same store restaurant sales decreased $711,000 (14.8%) during the three months ended December 31, 2008 for the restaurants that were open for the full periods ending December 31, 2008 and December 31, 2007.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales increased $295,000 due to seven company-owned restaurants not included in same store sales. One was opened in late fiscal 2007, three are dual branded restaurants, two were purchased from a franchisee in March 2008 and one opened in October 2008.  Restaurant sales decreased $112,000 due to one non-traditional company-owned restaurant not included in same store sales.

Our first quarter same store restaurant sales decline of 14.8% reflects the adverse impact the macroeconomic environment is having on consumers' discretionary spending and the proliferation of heavy promotion of $1 value menus and discounting by competitors.  Additionally, we are comparing the 2009 sales decline to a same store sales increase of 11.6% in the same quarter of fiscal 2008. We had shown same store sales growth in sixteen consecutive quarters leading into the third quarter of fiscal 2008. Our outlook for fiscal 2009 remains cautious as the economic pressures may continue to impact consumer spending and we anticipate that we will continue to face increased competitive pricing pressure.

While we are implementing several broad product and brand initiatives during fiscal 2009 to improve our core value proposition, we are not planning to implement a broader $1 menu and our sales may be adversely affected during the economic recession.

Franchise revenues decreased $22,000 to $139,000 from $161,000 for the three months ended December 31, 2007 due to a decrease in franchise royalties of $35,000 off set by an increase in franchise fee income of $12,000. Same store Good Times franchise restaurant sales decreased 12.7% during the three months ended December 31, 2008 for the franchise restaurants that were open for the full periods ending December 31, 2008 and December 31, 2007.  Dual branded franchise restaurant sales decreased 16.3% during the three months ended December 31, 2008, compared to the same prior year period, primarily due to the closure of two restaurants in January 2008.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 99.0% during the three months ended December 31, 2008 compared to 89.6% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the three month period ended December 31, 2007	89.6%
Increase in food and packaging costs	3.1%
Increase in payroll and other employee benefit costs	2.2%
Increase in occupancy and other operating costs	3.3%
Increase in depreciation and amortization	.6%
Increase in new store opening costs	.3%
Decrease in deferred rent	(.1%)
Restaurant-level costs for the three month period ended December 31, 2008	99.0%

Food and Packaging Costs

For the three months ended December 31, 2008 our food and paper costs, increased $9,000 to $1,855,000 (33.7% of restaurant sales) from $1,846,000 (30.6% of restaurant sales) compared to the same prior year period. We experienced unprecedented increases in commodity costs during fiscal 2008 including beef, bakery, soft drinks, dairy and packaging costs with the majority of those increases occurring in May through July 2008. Our weighted food and packaging costs increased approximately 12% in the fiscal 2008 year. The cumulative weighted menu price increases taken during fiscal 2008 were approximately 4.8%.  We anticipate limited price increases in fiscal 2009 with more stable commodity costs.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2008 our payroll and other employee benefit costs decreased $64,000 to $2,065,000 (37.5% of restaurant sales) from $2,129,000 (35.3% of restaurant sales) compared to the same prior year period.  The increase in payroll and other employee benefit expenses as a percent of restaurant sales is primarily the result of lower restaurant sales. Because payroll costs are semi-variable in nature they increase as a percentage of restaurant sales when there is a decrease in store sales.  Additionally, our new restaurant operated at a higher labor cost as a percent of sales due to higher initial labor costs until it reaches mature staffing levels.

The current three month period ending December 31, 2008 includes two additional company-owned restaurants purchased from a franchisee in March 2008 and one new company-owned restaurant opened in October 2008, which represents $167,000 of the total costs in the current period.

Beginning in December 2008 we reduced our labor hours allocation through increased efficiencies and improved our sales per employee hour efficiencies on service hours, thereby eliminating approximately $190,000 of annual payroll costs. In addition, beginning in March 2009 we anticipate further reductions in our employee and other benefit costs totaling approximately $300,000 in annual costs through the restructuring of regional supervision personnel along with other reductions in fixed employee benefit costs.

Occupancy and Other Operating Costs

For the three months ended December 31, 2008 our occupancy and other operating costs increased $85,000 to $1,204,000 (21.9% of restaurant sales) from $1,119,000 (18.5% of restaurant sales) compared to the same prior year period.  The current three month period ending December 31, 2008 includes two additional company-owned restaurants purchased from a franchisee in March 2008 and one new company-owned restaurant opened in October 2008, which represents $82,000 of the increase compared to the same prior year period. Occupancy and other operating costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

Opening Costs

For the three months ended December 31, 2008 our new store opening costs were $15,000 compared to $0 in the same prior year period.  The current year costs are related to a new company-owned restaurant that opened in October 2008.

Depreciation and Amortization

For the three months ended December 31 , 2008, our depreciation and amortization increased $3,000 to $311,000 (5.6% of restaurant sales) from $308,000 (5.1% of restaurant sales) compared to the same prior year period. The $3,000 increase in depreciation and amortization for the three months ended December 31, 2008 is due to $25,000 of depreciation expense in the three acquired and new company-owned restaurants, offset by declining depreciation expense in our aging company-owned restaurants.

General and Administrative Costs

For the three months ended December 31, 2008, general and administrative costs decreased $66,000 to $489,000 (8.7% of total revenues) from $555,000 (9.0% of total revenues) for the same prior year period.  The decrease in general and administrative costs compared to the same prior year period is primarily attributable to decreases in: 1) payroll and employee benefit costs of $33,000,  2) professional services of $17,000 and 3) training and recruiting costs of $22,000.

We have reduced annualized selling, general and administrative and franchise costs by approximately $450,000 for fiscal 2009, compared to fiscal 2008, through the elimination of executive management positions, salary reductions and professional services costs.

Advertising Costs

For the three months ended December 31, 2008 advertising costs decreased $55,000 to $315,000 (5.7% of restaurant sales) from $370,000 (6.1% of restaurant sales) for the same prior year period.  The decrease in advertising costs is primarily due to the decrease in restaurant sales, as contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales. In addition, $20,000 of payroll and employee benefit costs were eliminated in the current year period when our Vice President of Marketing retired in November 2008. We currently have no plans to fill the position in the immediate future.

Franchise Costs

For the three months ended December 31, 2008, franchise costs decreased $56,000 to $40,000 (.7% of total revenues) from $96,000 (1.6% of total revenues) for the same prior year period.  The decrease in franchise costs is primarily attributable to the reduction in payroll and employee benefit costs related to the Vice President of Franchise Development position that was eliminated in July 2008 in conjunction with Good Times' exit from the planned Omaha, Nebraska expansion. We also incurred $13,000 in legal costs in the prior three month period ended December 31, 2007 related to franchise registration filings.

Loss from Operations

We had a loss from operations of ($640,000) in the three months ended December 31, 2008 compared to a loss from operations of ($226,000) for the same prior year period. The increase in loss from operations of $414,000 is due primarily to the decrease in net revenues and by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections of Item 2.

Net Loss

The net loss was ($766,000) for the three months ended December 31, 2008 compared to a net loss of ($255,000) for the same prior year period. The change from the three month period ended December 31, 2007 to December 31, 2008 was primarily attributable to the increase in loss from operations for the three months ended December 31, 2008, as well as: 1) a decrease in minority interest expense of $64,000 compared to the same prior year period; 2) an increase in net interest expense of $38,000 compared to the same prior year period; and 3) the current period includes a $119,000 unrealized loss related to our interest rate swap liability.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2008, we had $786,000 cash and cash equivalents on hand. We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2009. If we continue to experience significant declines in our sales trends we will require additional working capital. We begin to compare to negative sales trends from the prior year in March 2009 and we expect our cash flow from operations to improve during the last half of fiscal 2009 compared to the first half of fiscal 2009. We have previously announced our intent to raise up to $500,000 to increase our working capital.  As of the date of this filing we do not have any agreement in place for any portion of that financing and there can be no assurance that such financing will be completed.

As of December 31, 2008, we had a working capital deficit of $3,642,000 primarily from our development line-of-credit of $2,500,000 shown as a current liability maturing in July 2009.  We have a fully-developed site that we are marketing for a sale-leaseback transaction, the proceeds of which would be used to reduce the line of credit with PFGI II, LLC.  We are working with PFGI II, LLC to extend the line of credit maturity for an additional year to July, 2010.  In addition, the entire note payable to Wells Fargo Bank, N.A. of $932,000 is shown as a current liability due to certain technical loan covenant defaults that exist as of December 31, 2008, which are described in Note 3  of the Condensed Consolidated Financial Statements. As noted in Note 3 to the Condensed Consolidated Financial Statements, we have received a Forbearance and Reservation of Rights letter from Wells Fargo Bank, N.A. stating that they are accepting current principal and interest payments and are not currently accelerating the note, subject to agreeing to an acceptable Required Corrective Action for the covenant defaults.  It is unlikely that we will have an acceptable Required Corrective Action until our Earnings Before Interest Taxes and Depreciation ("EBITDA") improves.

Financing Activities

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable (see note 5 in item I. above). As discussed above we are in default of certain technical loan covenants as of December 31, 2008 on this Wells Fargo note, however we are not currently and have never been in payment default under the note.

On March 1, 2008, we purchased two restaurants from an existing franchisee for total consideration of $1,330,000.  We simultaneously sold the land, building and improvements related to one of the restaurants in a sale-leaseback transaction, the proceeds of which were used for the purchase of the restaurants.  Net cash used in the purchase transaction was $272,000.  After accounting for both the acquisition and the sale-leaseback, assets of $490,000 were recorded, a deferred gain of $26,000 was recognized as a cost of the consideration and notes receivable due from the franchisee of $250,000 were forgiven.  We believe the $1,330,000 represented the fair value of the franchisee acquired.

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC).  The promissory note constitutes a revolving line-of-credit for the development of new restaurants which may be advanced and repaid on a monthly basis from time to time.  Prior to maturity, no principal payments are required and monthly payments of interest only at the prime rate plus 2% (with a minimum rate of 8%) are due, with all unpaid principal due in July 2009.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on the properties funded by the line of credit. The total outstanding balance on the line of credit was $2,500,000 at December 31, 2008.  Of the $2,500,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  The remaining balance is related to the purchase, entitlement and other development fees on a parcel of land in Aurora, Colorado that will be either developed into a company-owned restaurant or sold in fiscal 2009.

Capital Expenditures

We do not have any plans for any significant capital expenditures for the balance of fiscal 2009, other than normal recurring capital expenditures for existing restaurants. Additional commitments for the development of new restaurants in fiscal 2009 and beyond will depend on the Company's sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash used in operating activities was $673,000 for the three months ended December 31, 2008. The net cash used in operating activities for the three months ended December 31, 2008 was the result of a net loss of ($766,000) as well as cash and non-cash reconciling items totaling $93,000 (comprised of depreciation and amortization of $311,000, an unrealized loss of $119,000 related to our interest rate swap liability, minority interest of $34,000, an accounts payable decrease of $264,000 and a net decrease in other operating assets and liabilities of $39,000).

Net cash used in operating activities was $52,000 for the three months ended December 31, 2007.  The net cash used in operating activities for the three months ended December 31, 2007 was the result of a net loss of ($255,000) as well as cash and non-cash reconciling items totaling $203,000 (comprised of depreciation and amortization of $308,000, minority interest of $32,000 and a net decrease in other operating assets and liabilities of $137,000).

Net cash used in investing activities for the three months ended December 31, 2008 was $232,000 which reflects payments of $215,000 for the purchase of property and equipment (including $194,000 for new store development and $21,000 for miscellaneous restaurant related capital expenditures), $31,000 in loans made to franchisees and $14,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended December 31, 2007 was $71,000 which reflects payments of $95,000 for the purchase of property and equipment (including $31,000 for new store development, $27,000 for restaurant remodeling costs and $31,000 for miscellaneous restaurant related capital expenditures) and $24,000 in principal payments received on loans to franchisees.

Net cash provided by financing activities for the three months ended December 31, 2008 was $277,000, which includes principal payments on notes payable and long term debt of $30,000; an advance on our revolving line of credit of $320,000; and distributions to minority interests in partnerships of $13,000.

Net cash used in financing activities for the three months ended December 31, 2007 was $816,000, which includes principal payments on notes payable and long term debt of $29,000; a repayment on our revolving line of credit of $750,000; distributions to minority interests in partnerships of $74,000; and paid in capital activity of $37,000 related to the exercise of stock options.

Contingencies

We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently there are not any leases in default by the franchisees, however there can be no assurance that there will not be in the future, which could have a material effect on our future operating results.

Impact of Inflation

We experienced moderation in commodity costs during fiscal 2005 and 2006 and significant increases in fiscal 2007 and fiscal 2008.  State increases in the minimum wage resulted in an increase in our average hourly wage of $.60 per employee hour during fiscal 2007 and approximately $.23 per employee hour in fiscal 2008. It is anticipated that we will take moderate price increases during fiscal 2009, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in December, January, February and March.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.           CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on form 10Q, the Company's Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Good Times Restaurants is subject to legal proceedings which are incidental to its business.  These legal proceedings are not expected to have a material impact on the Company.

Item 1A. Risk Factors

      Not required.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

We are in default of certain technical loan covenants as of December 31, 2008 on our $932,000 note payable to Wells Fargo Bank, N.A. ("the Bank"). We have never been in payment default on the note. On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements. The Bank is not now accelerating the Loan and is willing to continue to accept regularly scheduled payments of principal and interest under the Loan.

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

DATE: February 20, 2009
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller