Form 10-Q
period 2009-03-31
GOOD TIMES RESTAURANTS INC
filed 2009-05-15
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2009

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No       x

As of May 15, 2009, there were 3,898,559 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 31, 2009

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2009 (unaudited) and September 30, 2008	3 - 4

	Condensed Consolidated Statements of Operations (unaudited)
	For the three and six months ended March 31, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flow (unaudited)
	For the six months ended March 31, 2009 and 2008	6

	Notes to Financial Statements	7 - 11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information.	21

Item 6.	Exhibits	21

	SIGNATURES	22

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited
	March 31,	September 30,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$601,000	$1,414,000
Receivables, net of allowance for doubtful accounts of $0	138,000	160,000
Prepaid expenses and other	90,000	79,000
Inventories	237,000	240,000
Notes receivable	37,000	35,000
Total current assets	1,103,000	1,928,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	6,588,000	6,566,000
Leasehold improvements	4,107,000	4,017,000
Fixtures and equipment	8,415,000	8,303,000
	19,110,000	18,886,000

Less accumulated depreciation and amortization	(11,229,000)	(10,602,000)
	7,881,000	8,284,000

      Assets held for sale

1,595,000

		1,574,000

OTHER ASSETS:

Notes receivable, net of current portion	90,000	83,000
Deposits and other assets	49,000	51,000
	139,000	134,000

TOTAL ASSETS	$10,718,000	$11,920,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$910,000	$2,304,000
Accounts payable	349,000	628,000
Deferred income	70,000	139,000
Other accrued liabilities	1,124,000	939,000
Total current liabilities	2,453,000	4,010,000

LONG-TERM LIABILITIES:

Debt, net of current portion	2,500,000	846,000
Deferred liabilities	987,000	1,071,000
Total long-term liabilities	3,487,000	1,917,000

MINORITY INTERESTS IN PARTNERSHIPS	509,000	584,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Unaudited

	March 31,	September 30,

2009

2008

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2008 and March 31, 2009	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,898,559 shares issued and
outstanding as of September 30, 2008 and March 31, 2009	4,000	4,000

Accumulated other comprehensive loss	-	(68,000)
Capital contributed in excess of par value	17,671,000	17,633,000
Accumulated deficit	(13,406,000)	(12,160,000)
Total stockholders' equity	4,269,000	5,409,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

	$10,718,000	$11,920,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,

Six Months Ended March 31,

	2009	2008	2009	2008
NET REVENUES:
Restaurant sales, net	$5,420,000	$5,883,000	$10,927,000	$11,918,000
Franchise revenues	135,000	160,000	274,000	322,000
Total revenues	5,555,000	6,043,000	11,201,000	12,240,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,804,000	1,829,000	3,659,000	3,675,000
Payroll and other employee benefit costs	1,962,000	2,149,000	4,027,000	4,278,000
Occupancy and other operating costs	1,187,000	1,179,000	2,391,000	2,297,000
Accretion of deferred rent	-	8,000	-	15,000
Opening costs	-	-	15,000	-
Depreciation and amortization	316,000	314,000	627,000	623,000
Total restaurant operating costs	5,269,000	5,479,000	10,719,000	10,888,000

General and administrative costs	402,000	484,000	891,000	1,039,000
Advertising costs	308,000	361,000	623,000	731,000
Franchise costs	33,000	91,000	73,000	188,000
(Gain) loss on sale of restaurant building and equipment	(7,000)	(11,000)	(15,000)	(19,000)

LOSS FROM OPERATIONS	(450,000)	(361,000)	(1,090,000)	(587,000)

OTHER INCOME AND (EXPENSES):
Minority income (expense), net	30,000	(9,000)	64,000	(41,000)
Unrealized income (loss) on interest rate swap	3,000	-	(116,000)	-
Interest income (expense), net	(64,000)	-	(105,000)	3,000
Total other income and (expenses)	(31,000)	(9,000)	(157,000)	(38,000)

NET LOSS	($ 481,000)	($ 370,000)	($1,247,000)	($ 625,000)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	($ .12)	($ .10)	($ .32)	($ .16)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION: BASIC AND DILUTED	3,898,559	3,878,833	3,898,559	3,876,300

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net loss	($1,247,000)	($625,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	627,000	623,000
Stock based compensation expense	39,000	48,000
Unrealized loss on interest rate swap	116,000	-
Accretion of deferred rent	-	15,000
Minority interest	(64,000)	41,000
Recognition of deferred (gain) on sale of restaurant building	(15,000)	(16,000)
Loss (gain) on sale of assets	-	(3,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	11,000	(107,000)
Inventories	3,000	(24,000)
Deposits and other	9,000	(3,000)
(Decrease) increase in:
Accounts payable	(279,000)	(9,000)
Accrued liabilities and deferred income	(8,000)	62,000
Net cash provided by (used in) operating activities	(808,000)	2,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(245,000)	(276,000)
Proceeds from sale of fixed assets	-	747,000
Purchase of franchisee assets	-	(272,000)
Loans made to franchisees and to others	(31,000)	-
Payments received on loans to franchisees and to others	22,000	43,000
Net cash provided by (used in) investing activities	(254,000)	242,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, and long-term debt	(60,000)	(59,000)
Net Proceeds (repayments) on revolving lines of credit	320,000	(750,000)
Proceeds from exercise of options	-	41,000
Distributions paid to minority interests in partnerships	(11,000)	(122,000)
Net cash provided by (used in) financing activities	249,000	(890,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(813,000)	(646,000)

CASH AND CASH EQUIVALENTS, beginning of period	$1,414,000	$2,465,000

CASH AND CASH EQUIVALENTS, end of period	$ 601,000	$1,819,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 133,000	$ 41,000
Non-cash deferred hedging losses	$ -	$ 61,000
Non-cash acquisition price of franchise stores for forgiveness of notes receivable	$ -	$ 250,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations and its cash flows for the three and six month periods ended March 31, 2009. Operating results for the three and six month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The condensed consolidated balance sheet as of September 30, 2008 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2008.

Note 2. Recent Developments

After several years of same store sales growth, including several months of double digit growth in fiscal 2007 and early fiscal 2008, we experienced a dramatic change in our sales trends, beginning in early calendar 2008 and continuing through March 2009, as the economy slowed and competitive pricing pressures intensified.  Due to the dramatic decline in consumer spending, the unprecedented rise in commodity costs and the upheaval in the credit markets, we suspended most of our restaurant development.

Note 3. Debt Covenant Compliance

As reported on the form 8-K filed on January 23, 2009, we are in default of certain technical loan covenants on our note payable to Wells Fargo Bank, N.A. ("the Bank"). Therefore all amounts owing under this facility are reflected as current in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009. We have never been in payment default on the note and expect to be able to remain current on payments in fiscal 2009, depending on our sales trends and cash flow from operations.  On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements.

The Bank is not accelerating the Loan at this time and is continuing to accept regularly scheduled payments of principal and interest under the Loan, however the acceptance of payments under the Loan does not constitute a modification of the Credit Agreement or a waiver of any of the covenants or of the Bank's rights or remedies under the Credit Agreement, including the right to accelerate the loan in the future after the giving of notice.  We will continue to work with the Bank on a Required Corrective Action for compliance with existing or modified loan covenants.  There can be no assurance that the Bank will agree to modify or waive any of the loan covenants or waive any of its rights or remedies under the Credit Agreement and we would require additional financing to repay the loan balance.  The loan is secured by security agreements in the equipment of four restaurants.

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

Our net loss for the six months ended March 31, 2009 and March 31, 2008 includes $39,000 and $48,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the six months ended March 31, 2008, we granted 12,000 non-statutory stock options and 68,400 incentive stock options both with exercise prices of $1.47. The per share weighted average fair value was $.97 for both non-statutory stock option grants and incentive stock option grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the three and six months ended March 31, 2009.

A summary of stock option activity under our share-based compensation plan for the six months ended March 31, 2009 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	353,942	$4.04
Granted	80,400	$1.47
Exercised	-
Forfeited	(14,760)	$4.91
Expired	(39,951)	$3.21
Outstanding Mar 31, 2009	379,631	$3.55	6.1	$0

Exercisable Mar 31, 2009	271,356	$3.68	4.9	$0

As of March 31, 2009, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $144,000 and is expected to be recognized over a period of 2.63 years.

There were no stock options exercised during the six months ended March 31, 2009.

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

As of December 31, 2008 and continuing through March 31, 2009 we are in default of certain technical covenants on the underlying term loan (see note 3 above) and we have therefore recognized an unrealized loss of $116,000 for the six months ended March 31, 2009 in the accompanying Condensed Consolidated Statement of Operations. As long as the underlying loan is in covenant default we will adjust the unrealized gain or loss through the statement of operations as non-cash income or expense.

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

Note 8. Impairment of Long-Lived Assets

The Company reviews its long-lived assets in accordance with SFAS No. 144, including land, property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets and the expected cash flows are based on recent historical cash flows at the restaurant level (the lowest level that cash flows can be determined). If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value is determined using forecasted cash flows discounted using an estimated average cost of capital.

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

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009:

Level 2

Interest Rate Swap liability       $116,000

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative instruments and Hedging Activities" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which became effective for our interim period beginning January 1, 2009.  The adoption of SFAS 161 did not have any effect on the Company's financial position, results of operations or cash flows.

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

	April
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

The following presents certain historical financial information of our operations.  This financial information includes results for the three and six months ended March 31, 2008 and results for the three and six months ended March 31, 2009.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2009 decreased $488,000 (8.1%) to $5,555,000 from $6,043,000 for the three months ended March 31, 2008.  Same store restaurant sales decreased $655,000 (13.5%) during the three months ended March 31, 2009 for the restaurants that were open for the full periods ending March 31, 2009 and March 31, 2008.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales increased $260,000 due to six company-owned restaurants not included in same store sales. Three are dual branded restaurants, two were purchased from a franchisee in March 2008 and one opened in October 2008.  Restaurant sales decreased $68,000 due to one non-traditional company-owned restaurant not included in same store sales.

Net revenues for the six months ended March 31, 2009 decreased $1,039,000 (8.5%) to $11,201,000 from $12,240,000 for the six months ended March 31, 2008.  Same store restaurant sales decreased $1,443,000 (14.5%) during the six months ended March 31, 2009 for the restaurants that were open for the full periods ending March 31, 2009 and March 31, 2008.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales increased $633,000 due to six company-owned restaurants not included in same store sales. Three are dual branded restaurants, two were purchased from a franchisee in March 2008 and one opened in October 2008.  Restaurant sales decreased $181,000 due to one non-traditional company-owned restaurant not included in same store sales.

Our same store restaurant sales declines of 14.8% and 13.5% for the first and second fiscal quarters, respectively, reflect the adverse impact the macroeconomic environment is having on consumers' discretionary spending and the proliferation of heavy promotion of $1 value menus and discounting by competitors.  Additionally, we are comparing the 2009 sales declines to same store sales increases of 11.6% and 7.6% in the first and second quarters of fiscal 2008, respectively. We also experienced a severe snow storm in March 2009, and we estimate that we lost approximately $100,000 in sales due to the storm. Our outlook for fiscal 2009 remains cautious as the economic pressures may continue to impact consumer spending and we anticipate that we will continue to face increased competitive pricing pressure. However we begin to compare our same store sales to consistent prior year decreases in May 2009 and we expect the trend in sales comparisons to improve during the last six months of fiscal 2009.

While we are implementing several broad product and brand initiatives during fiscal 2009 to improve our core value proposition, we are not planning to implement a broader $1 menu and our sales may be adversely affected during the economic recession.

Franchise revenues decreased $25,000 to $135,000 from $160,000 for the three months ended March 31, 2009 due to a decrease in franchise royalties. Same store Good Times franchise restaurant sales decreased 13.6% during the three months ended March 31, 2009 for the franchise restaurants that were open for the full periods ending March 31, 2009 and March 31, 2008.  Dual branded franchise restaurant sales increased 9.1% during the three months ended March 31, 2009, compared to the same prior year period, primarily due to the opening of one new dual branded restaurant in December 2008.

Franchise revenues decreased $48,000 to $274,000 from $322,000 for the six months ended March 31, 2009 due to a decrease in franchise royalties of $60,000 offset by an increase in franchise fee income of $12,000. Same store Good Times franchise restaurant sales decreased 13.2% during the six months ended March 31, 2009 for the franchise restaurants that were open for the full periods ending March 31, 2009 and March 31, 2008.  Dual branded franchise restaurant sales decreased 4.1% during the six months ended March 31, 2009, compared to the same prior year period, primarily due to the closure of two restaurants in January 2008, offset by the opening of one new dual branded restaurant in December 2008.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 97.2% during the three months ended March 31, 2009 compared to 93.1% in the same prior year period and were 98.1% during six month period ended March 31, 2009 compared to 91.4% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009
Restaurant-level costs for the period ended March 31, 2008	93.1%	91.4%
Increase in food and packaging costs	2.2%	2.6%
Increase (decrease) in payroll and other employee benefit costs	(.3%)	1.0%
Increase in occupancy and other operating costs	1.9%	2.6%
Increase in depreciation and amortization	.5%	.5%
Decrease in opening costs and deferred rent	(.2%)	0%
Restaurant-level costs for the period ended March 31, 2009	97.2%	98.1%

Food and Packaging Costs

For the three months ended March 31, 2009 our food and paper costs, increased $25,000 to $1,804,000 (33.3% of restaurant sales) from $1,829,000 (31.1% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2009 our food and paper costs, decreased $16,000 to $3,659,000 (33.5% of restaurant sales) from $3,675,000 (30.8% of restaurant sales) compared to the same prior year period.

We have implemented significant product portion and ingredient changes in the first six months of the current fiscal year to improve our overall value to the customer which has resulted in an approximate 1% increase in our food and paper costs as a percentage of restaurant sales.

We experienced unprecedented increases in commodity costs during fiscal 2008 including beef, bakery, soft drinks, dairy and packaging costs with the majority of those increases occurring in May through July 2008. Our weighted food and packaging costs increased approximately 12% in the fiscal 2008 year. During the first six months of fiscal 2009 we experienced a moderation in food and packaging cost increases. We took cumulative weighted menu price increases during fiscal 2008 of approximately 4.8% and in February 2009 we implemented a 1% weighted menu price increase.  We anticipate moderate price increases for the balance of fiscal 2009 with more stable commodity costs.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2009 our payroll and other employee benefit costs decreased $187,000 to $1,962,000 (36.2% of restaurant sales) from $2,149,000 (36.5% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2009 our payroll and other employee benefit costs decreased $251,000 to $4,027,000 (36.9% of restaurant sales) from $4,278,000 (35.9% of restaurant sales) compared to the same prior year period.

Beginning in December 2008 we reduced our labor hours allocation through increased efficiencies and improved our sales per employee hour efficiencies on service hours, thereby eliminating approximately $190,000 of annual payroll costs. These reductions led to the decrease in payroll and other employee benefit expenses as a percent of restaurant sales for the three months ended March 31, 2009. In addition, beginning in March 2009 we implemented further reductions in our employee and other benefit costs totaling approximately $300,000 in annual costs through the restructuring of regional supervision personnel along with other reductions in fixed employee benefit costs.

The increase in payroll and other employee benefit expenses as a percent of restaurant sales for the six months ended March 31, 2009 is primarily the result of lower restaurant sales. Because payroll costs are semi-variable in nature they increase as a percentage of restaurant sales when there is a decrease in store sales.  Additionally, our new restaurant that opened in October 2008 operated at a higher labor cost as a percent of sales due to higher initial labor costs until it reached mature staffing levels in January 2009.

The current three and six month periods ending March 31, 2009 include two additional company-owned restaurants purchased from a franchisee in March 2008 and one new company-owned restaurant opened in October 2008, that represent $108,000 and $276,000, respectively, of the total costs in the current periods.

Occupancy and Other Operating Costs

For the three months ended March 31, 2009 our occupancy and other operating costs increased $8,000 to $1,187,000 (21.9% of restaurant sales) from $1,179,000 (20% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2009 our occupancy and other operating costs increased $94,000 to $2,391,000 (21.9% of restaurant sales) from $2,297,000 (19.3% of restaurant sales) compared to the same prior year period.

The current three and six month periods ending March 31, 2009 includes two additional company-owned restaurants purchased from a franchisee in March 2008 and one new company-owned restaurant opened in October 2008, that represent $65,000 and $147,000, respectively, of the increases compared to the same prior year periods. Additionally we experienced reductions in common area maintenance fees and personal property taxes compared to the same prior year periods. Occupancy and other operating costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

Opening Costs

For the three months ended March 31, 2009 and March 31, 2008 our new store opening costs were $0.

For the six months ended March 31, 2009 our new store opening costs were $15,000 compared to $0 for the same prior year period. The current year costs are related to a new company-owned restaurant that opened in October 2008.

Depreciation and Amortization

For the three months ended March 31, 2009, our depreciation and amortization increased $2,000 to $316,000 (5.8% of restaurant sales) from $314,000 (5.3% of restaurant sales) compared to the same prior year period. The $2,000 increase in depreciation and amortization for the three months ended March 31, 2009 is due to $24,000 of depreciation expense in the three acquired and new company-owned restaurants, offset by declining depreciation expense in our aging company-owned restaurants.

For the six months ended March 31, 2009, our depreciation and amortization increased $4,000 to $627,000 (5.7% of restaurant sales) from $623,000 (5.2% of restaurant sales) compared to the same prior year period. The $4,000 increase in depreciation and amortization for the six months ended March 31, 2009 is due to $49,000 of depreciation expense in the three acquired and new company-owned restaurants, offset by declining depreciation expense in our aging company-owned restaurants.

General and Administrative Costs

For the three months ended March 31, 2009, general and administrative costs decreased $82,000 to $402,000 (7.2% of total revenues) from $484,000 (8.0% of total revenues) for the same prior year period.

For the six months ended March 31, 2009, general and administrative costs decreased $148,000 to $891,000 (8.0% of total revenues) from $1,039,000 (8.5% of total revenues) for the same prior year period.

The decrease in general and administrative costs for the three months ended March 31, 2009 compared to the same prior year period is primarily attributable to decreases in: 1) payroll and employee benefit costs of $60,000,  2) incentive stock option compensation expense of $5,000 and 3) net reductions in various other fixed expenses of $17,000.

The decrease in general and administrative costs for the six months ended March 31, 2009 compared to the same prior year period is primarily attributable to decreases in: 1) payroll and employee benefit costs of $86,000,  2) incentive stock option compensation expense of $10,000, 3) training and recruiting costs of $23,000, 4) professional services costs of $19,000 and 5) net reductions in various other fixed expenses of $10,000.

We have reduced annualized selling, general and administrative and franchise costs by approximately $450,000 for fiscal 2009, compared to fiscal 2008, through the elimination of executive management positions, salary reductions and professional services costs.

Advertising Costs

For the three months ended March 31, 2009 advertising costs decreased $53,000 to $308,000 (5.7% of restaurant sales) from $361,000 (6.1% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2009 advertising costs decreased $108,000 to $623,000 (5.7% of restaurant sales) from $731,000 (6.1% of restaurant sales) for the same prior year period.

The decrease in advertising costs for both the three and six month periods is primarily due to the decrease in restaurant sales, as contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales. In addition, $48,000 of payroll and employee benefit costs have been eliminated in the current six month period when our Vice President of Marketing retired in November 2008. We currently have no plans to fill the position in the immediate future.

Franchise Costs

For the three months ended March 31, 2009, franchise costs decreased $58,000 to $33,000 (.6% of total revenues) from $91,000 (1.5% of total revenues) for the same prior year period.

For the six months ended March 31, 2009, franchise costs decreased $115,000 to $73,000 (.7% of total revenues) from $188,000 (1.5% of total revenues) for the same prior year period.

The decrease in franchise costs for both the three and six month periods is primarily attributable to the reduction in payroll and employee benefit costs related to the Vice President of Franchise Development position that was eliminated in July 2008 in conjunction with Good Times' exit from the planned Midwest expansion. We also incurred $13,000 in legal costs in the prior six month period ended March 31, 2008 related to franchise registration filings.

Loss from Operations

We had a loss from operations of ($450,000) in the three months ended March 31, 2009 compared to a loss from operations of ($361,000) for the same prior year period.

We had a loss from operations of ($1,090,000) in the six months ended March 31, 2009 compared to a loss from operations of ($587,000) for the same prior year period.

The increase in loss from operations for both the three and six month periods is due primarily to the decrease in net revenues and by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections of Item 2.

Net Loss

The net loss was ($481,000) for the three months ended March 31, 2009 compared to a net loss of ($370,000) for the same prior year period. The change from the three month period ended March 31, 2008 to March 31, 2009 was primarily attributable to the increase in loss from operations for the three months ended March 31, 2009, as well as: 1) a decrease in minority interest expense of $39,000 compared to the same prior year period; and 2) an increase in net interest expense of $64,000 compared to the same prior year period, which is primarily related to the $2,500,000 PFGI II line of credit.

The net loss was ($1,247,000) for the six months ended March 31, 2009 compared to a net loss of ($625,000) for the same prior year period. The change from the six month period ended March 31, 2008 to March 31, 2009 was primarily attributable to the increase in loss from operations for the six months ended March 31, 2009, as well as: 1) a decrease in minority interest expense of $105,000 compared to the same prior year period; 2) an increase in net interest expense of $108,000 compared to the same prior year period; and 3) a $116,000 unrealized loss in the current period related to our interest rate swap liability.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2009, we had $601,000 cash and cash equivalents on hand. We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2009. If we continue to experience significant declines in our sales trends we will require additional working capital. However, we begin to compare to significant negative sales trends from the prior year in May 2009 and we expect our same store sales trends, cash flow from operations and liquidity to improve during the last half of fiscal 2009 compared to the first half of fiscal 2009.  As reported on form 8-K filed on April 20, 2009 we have raised $185,000 of financing for additional working capital and extended the maturity of a $2,500,000 line of credit with PFGI II, LLC to July, 2010 (see "Subsequent Events" below).  As a result, we currently do not anticipate the need for additional working capital during fiscal 2009, however there is no assurance that our sales and cash flow from operations will meet our projections.

As of March 31, 2009, we had a working capital deficit of $1,350,000 primarily because the entire note payable to Wells Fargo Bank, N.A. of $904,000 is shown as a current liability due to certain technical loan covenant defaults that exist as of March 31, 2009, which are described in Note 3 of the Condensed Consolidated Financial Statements. As noted in Note 3 to the Condensed Consolidated Financial Statements, we have received a Forbearance and Reservation of Rights letter from Wells Fargo Bank stating that they are accepting current principal and interest payments and are not currently accelerating the note, subject to agreeing to an acceptable Required Corrective Action for the covenant defaults.  It is unlikely that we will have an acceptable Required Corrective Action until our Earnings Before Interest Taxes and Depreciation ("EBITDA") improves.  If Wells Fargo were to accelerate the note payable, we would need additional financing and we do not currently have a source for such financing.  Additionally, we have recorded a $116,000 current liability related to the unrealized loss on our interest rate swap, as noted in Note 5 to the Condensed Consolidated Financial Statements.

Financing Activities

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable (see note 5 in item I. above). As discussed above we are in default of certain technical loan covenants as of March 31, 2009 on this Wells Fargo note, however we are not currently, and have never been, in payment default under the note.

On March 1, 2008, we acquired the assets of two restaurants from an existing franchisee for a total purchase price of $1,330,000, including the land, site improvements, building and equipment for one restaurant and site improvements, building and equipment on one restaurant.  The purchase price was funded primarily from cash on hand of $272,000 and $849,000 in net proceeds from a simultaneous sale-leaseback transaction to a third party investor involving the land, building and improvements of one of the restaurants acquired.

As additional consideration and accounting in the acquisition, notes receivable from the franchisee of $250,000 were forgiven, and a deferred gain of $26,000 was written off. The deferred gain was related to a prior sale to the franchisee of one of the restaurants acquired. We did not record a gain or loss related to this acquisition. The financial results of the two restaurants have been included in our financial results from the acquisition date forward.

The acquisition of the two restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). The purchase price was allocated as follows:

Current assets net of current liabilities	$ 14,000
Property and equipment	1,316,000
Total purchase price	$1,330,000

The sale-leaseback transaction was entered into simultaneously with the acquisition and involved selling the land, building and improvements of one of the acquired restaurants for net proceeds of $849,000. The sale-leaseback was the funding vehicle for the purchase of the two restaurants and was not used to raise cash for the company or increase our liquidity. The assets sold in the sale-leaseback transaction were never recorded in our financial statements as the long term lease entered into does not meet any of the criteria for a capital lease and therefore qualifies as an operating lease, as defined in SFAS No. 13, Accounting for Leases. After the sale-leaseback transaction was accounted for, it resulted in $476,000 in fixed assets and $14,000 in current assets recorded on the Company's financial statements. We believe the $476,000 represents the fair value of the net assets acquired (after completion of the simultaneous sale-leaseback transaction) consisting of furniture, fixtures and equipment in two restaurants and the site improvements and building in one restaurant.

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 (see Subsequent Events below).  The promissory note constitutes a revolving line-of-credit for the development of new restaurants which may be advanced and repaid on a monthly basis from time to time.  Prior to maturity, no principal payments are required and monthly payments of interest only at the prime rate plus 2% (with a minimum rate of 8%) are due, with all unpaid principal due in July 2010.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and first deeds of trust on two real properties funded by the line of credit. The total outstanding balance on the line of credit was $2,500,000 at March 31, 2009.  Of the $2,500,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  The remaining balance is related to the purchase, entitlement and other development fees on a parcel of land in Aurora, Colorado that will be either developed into a company-owned restaurant or sold.

Capital Expenditures

We do not have any plans for any significant capital expenditures for the balance of fiscal 2009, other than normal recurring capital expenditures for existing restaurants. Additional commitments for the development of new restaurants in fiscal 2009 and beyond will depend on the Company's sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash used in operating activities was $808,000 for the six months ended March 31, 2009. The net cash used in operating activities for the six months ended March 31, 2009 was the result of a net loss of ($1,247,000) as well as cash and non-cash reconciling items totaling $439,000 (comprised of depreciation and amortization of $627,000, an unrealized loss of $116,000 related to our interest rate swap liability, minority interest of $64,000, an accounts payable decrease of $279,000 and a net increase in other operating assets and liabilities of $39,000).

Net cash provided by operating activities was $2,000 for the six months ended March 31, 2008.  The net cash provided by operating activities for the six months ended March 31, 2008 was the result of a net loss of ($625,000) as well as cash and non-cash reconciling items totaling $627,000 (comprised of depreciation and amortization of $623,000, minority interest of $41,000, stock based compensation expense of $48,000 and a net decrease in other operating assets and liabilities of $85,000).

Net cash used in investing activities for the three months ended March 31, 2009 was $254,000 which reflects payments of $245,000 for the purchase of property and equipment (including $205,000 for new store development and $40,000 for miscellaneous restaurant related capital expenditures), $31,000 in loans made to franchisees and $22,000 in principal payments received on loans to franchisees.

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

Net cash provided by financing activities for the six months ended March 31, 2009 was $249,000, which includes principal payments on notes payable and long term debt of $60,000; an advance on our revolving line of credit of $320,000; and distributions to minority interests in partnerships of $11,000.

Net cash used in financing activities for the six months ended March 31, 2008 was $890,000, which includes principal payments on notes payable and long term debt of $59,000, a repayment on our revolving line of credit of $750,000, distributions to minority interests in partnerships of $122,000 and paid in capital activity of $41,000 related to the exercise of stock options.

Contingencies

We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently there are no leases in default under which we are contingently liable, however there can be no assurance that there will not be in the future, which could have a material effect on our future operating results.

Subsequent Events

On April 20, 2009 as reported on form 8-K, Good Times Restaurants Inc. (the "Company") and Good Times Drive Thru Inc. ("GTDT"), a wholly owned subsidiary of the Company, entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 (the "Loan") to GTDT to be used for restaurant marketing and other working capital costs.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge.  Eric Reinhard is the sole manager of Golden Bridge.  The Company's and GTDT's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.

The Loan is evidenced by a promissory note dated April 20, 2009 (the "Note") made by the Company and GTDT, as co-makers, and shall bear interest at a rate of 10% per annum on the unpaid principal balance.  The Note provides for monthly interest payments and will mature and be due and payable in full on July 10, 2010.  The commitment fee for the Loan is $3,700.  The Loan Agreement contains customary event of default provisions and a cross-default provision with respect to the loan agreement for the PFGI II, LLC loan (as described above under Financing Activities).

The Loan Agreement and the Note are subject to the terms of an intercreditor agreement dated April 20, 2009 (the "Intercreditor Agreement"), among the Company, GTDT, Golden Bridge and PFGI II, LLC ("PFGI").  As previously reported by the Company, GTDT currently has a $2,500,000 revolving line of credit with PFGI (the "PFGI Loan"), which was scheduled to mature on July 10, 2009, under which $2,500,000 was outstanding as of April 20, 2009.  Under the Intercreditor Agreement, PFGI and Golden Bridge agreed that, upon any payments of principal or interest on the Loan or the PFGI Loan by GTDT, PFGI and Golden Bridge shall each be entitled to its pro rata share of such payments in the amount of 93.1% for PFGI and 6.9% for Golden Bridge.  The Intercreditor Agreement also provides that GTDT and the Company may prepay the Loan in whole or in part with the prior consent of PFGI, and that any other indebtedness of the Company or GTDT to PFGI or Golden Bridge shall be subordinate in payment and lien priority to the Loan and the PFGI Loan to the extent of the proceeds of the collateral.  Under the Intercreditor Agreement, all money received from any foreclosure on the collateral securing the PFGI Loan shall be applied to PFGI and Golden Bridge for their expenses related to such event and then on a pari passu basis to PFGI and Golden Bridge in accordance with their respective pro rata shares.

Prior to the closing of the Loan, borrowings under the PFGI Loan were secured by GTDT's leasehold estates and business assets with respect to certain of GTDT's restaurants located in Boulder, Adams, Jefferson and Larimer counties in Colorado and first deeds of trust on real property in Arapahoe and Weld counties in Colorado developed under the PFGI Loan.  In connection with PFGI's entry into the Intercreditor Agreement, GTDT and the Company entered into a first amendment to the amended and restated promissory note dated April 20, 2009 (the "PFGI Note Amendment"), which extended the maturity date of the PFGI Loan until July 10, 2010 and eliminated a loan balance threshold for release of the collateral securing the PFGI Loan.

In connection with the Loan, the Company issued a three-year warrant dated April 20, 2009 (the "Warrant") to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 92,500 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $1.15 per share.  The number of Warrant Shares and the exercise price are subject to customary antidilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events.

Impact of Inflation

We experienced moderation in commodity costs during fiscal 2005 and 2006 and significant increases in fiscal 2007 and fiscal 2008.  State increases in the minimum wage resulted in an increase in our average hourly wage of $.60 per employee hour during fiscal 2007, approximately $.23 per employee hour in fiscal 2008 and $.07 per employee hour in January 2009. It is anticipated that we will take moderate price increases during fiscal 2009, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Good Times Restaurants is subject to legal proceedings which are incidental to its business.  These legal proceedings are not expected to have a material impact on the Company.

Item 1A. Risk Factors

Not required.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

We are in default of certain technical loan covenants as of March 31, 2009 on our $904,000 note payable to Wells Fargo Bank, N.A. ("the Bank"). We have never been in payment default on the note. On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements. The Bank is not now accelerating the Loan and is willing to continue to accept regularly scheduled payments of principal and interest under the Loan.

Item 4.    Submission of Matters to a Vote of Security Holders

On January 26, 2009, the Company held its annual meeting of stockholders, at which the stockholders re-elected Geoffrey R. Bailey, Ron Goodson, Dave Grissen, Boyd Hoback, Eric Reinhard, Richard j. Stark and Alan Teran as directors for a one-year term expiring at the annual meeting to be held in 2010.  The following table sets forth the voting results for the directors:

	FOR	WITHHOLD
GEOFFREY R BAILEY	2,449,483	636,758
RON GOODSON	2,451,203	635,038
DAVE GRISSEN	2,451,003	635,238
BOYD E HOBACK	2,479,203	607,038
ERIC REINHARD	2,449,459	636,782
RICHARD J. STARK	2,445,295	640,946
ALAN A TERAN	2,449,395	636,846

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

DATE: May 15, 2009
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller