Form 10-Q
period 2009-06-30
GOOD TIMES RESTAURANTS INC
filed 2009-08-14
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes   x          No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act .

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No   x

As of August 14, 2009, there were 3,898,559 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended June 30, 2009

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2009 (unaudited) and September 30, 2008	3 - 4

	Condensed Consolidated Statements of Operations (unaudited)
	For the three and nine months ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flow (unaudited)
	For the nine months ended June 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information.	22

Item 6.	Exhibits	23

	SIGNATURES	23

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited
	June 30,	September 30,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$671,000	$1,414,000
Receivables, net of allowance for doubtful accounts of $0	140,000	160,000
Prepaid expenses and other	94,000	79,000
Inventories	221,000	240,000
Notes receivable	40,000	35,000
Total current assets	1,166,000	1,928,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	6,594,000	6,566,000
Leasehold improvements	4,107,000	4,017,000
Fixtures and equipment	8,441,000	8,303,000
	19,142,000	18,886,000

Less accumulated depreciation and amortization	(11,544,000)	(10,602,000)
	7,598,000	8,284,000

      Assets held for sale

1,595,000

		1,574,000

OTHER ASSETS:

Notes receivable, net of current portion	83,000	83,000
Deposits and other assets	61,000	51,000
	144,000	134,000

TOTAL ASSETS	$10,503,000	$11,920,000

LIABILITIES AND STOCKHOLDERS' EQUITY

See accompanying notes to condensed consolidated financial statements

CURRENT LIABILITIES:
Current maturities of long-term debt	$879,000	$2,304,000
Accounts payable	365,000	628,000
Deferred income	158,000	139,000
Other accrued liabilities	851,000	939,000
Total current liabilities	2,253,000	4,010,000

LONG-TERM LIABILITIES:

Debt, net of current portion and net of discount of $35,000 and $0, respectively	2,650,000	846,000
Deferred liabilities	980,000	1,071,000
Total long-term liabilities	3,630,000	1,917,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Unaudited

	June 30,	September 30,

2009

2008

MINORITY INTERESTS IN PARTNERSHIPS	470,000	584,000
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2008 and June 30, 2009	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,898,559 shares issued and
outstanding as of September 30, 2008 and June 30, 2009	4,000	4,000

Accumulated other comprehensive loss	-	(68,000)
Capital contributed in excess of par value	17,732,000	17,633,000
Accumulated deficit	(13,586,000)	(12,160,000)
Total stockholders' equity	4,150,000	5,409,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

	$10,503,000	$ 11,920,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended June 30,

Nine Months Ended June 30,

	2009	2008	2009		2008
NET REVENUES:
Restaurant sales, net	$6,193,000	$6,827,000	$17,120,000		$18,745,000
Franchise revenues	138,000	169,000	412,000	﷐	491,000
Total revenues	6,331,000	6,996,000	17,532,000		19,236,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	2,115,000	2,156,000	5,774,000		5,832,000
Payroll and other employee benefit costs	2,072,000	2,266,000	6,099,000		6,543,000
Occupancy and other operating costs	1,234,000	1,261,000	3,625,000		3,558,000
Accretion of deferred rent	-	9,000	-		24,000
Opening costs	-	7,000	15,000		7,000
Depreciation and amortization	317,000	332,000	944,000		955,000
Total restaurant operating costs	5,738,000	6,031,000	16,457,000		16,919,000

General and administrative costs	346,000	540,000	1,238,000		1,580,000
Advertising costs	347,000	403,000	969,000		1,134,000
Franchise costs	35,000	88,000	108,000		275,000
(Gain) loss on sale of restaurant building and equipment	(7,000)	(9,000)	(22,000)		(28,000)

LOSS FROM OPERATIONS	(128,000)	(57,000)	(1,218,000)		(644,000)

OTHER INCOME AND (EXPENSES):
Minority income (expense), net	(3,000)	(56,000)	60,000		(97,000)
Unrealized gain (loss) on interest rate swap	29,000	-	(87,000)		-
Interest income (expense), net	(78,000)	(8,000)	(182,000)		(5,000)
Total other expenses	(52,000)	(64,000)	(209,000)		(102,000)

NET LOSS	($180,000)	($ 121,000)	($1,427,000)		(746,000)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	($ .05)	($ .03)	($ .37)		($ .19)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION: BASIC AND DILUTED	3,898,559	3,895,745	3,898,559		3,882,758

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net loss	($1,427,000)	($746,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	944,000	955,000
Amortization of discount on notes payable	7,000	-
Stock based compensation expense	58,000	69,000
Unrealized loss on interest rate swap	87,000	-
Accretion of deferred rent	-	24,000
Minority interest	(60,000)	97,000
Expenses associated with exit activity	-	95,000
Recognition of deferred (gain) on sale of restaurant building	(22,000)	(23,000)
Loss (gain) on sale of assets	-	(5,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other assets	-	(130,000)
Inventories	19,000	(20,000)
(Decrease) increase in:
Accounts payable	(263,000)	55,000
Accrued liabilities and deferred income	(164,000)	(58,000)
Net cash provided by (used in) operating activities	(821,000)	313,000

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(277,000)	(729,000)
Proceeds from sale of fixed assets	-	747,000
Purchase of franchisee assets	-	(273,000)
Loans made to franchisees and to others	(31,000)	-
Payments received on loans to franchisees and to others	26,000	59,000
Net cash used in investing activities	(282,000)	(196,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, and long-term debt	(91,000)	(89,000)
Net Proceeds (repayments) on revolving lines of credit	320,000	(750,000)
Proceeds from notes payable	185,000	-
Proceeds from exercise of options	-	103,000
Distributions paid to minority interests in partnerships	(54,000)	(219,000)
Net cash provided by (used in) financing activities	360,000	(955,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(743,000)	(838,000)

CASH AND CASH EQUIVALENTS, beginning of period	$ 1,414,000	$2,465,000

CASH AND CASH EQUIVALENTS, end of period	$ 671,000	$1,627,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$207,000	$ 64,000
Non-cash deferred hedging losses	$ -	$ 55,000
Non-cash acquisition price of franchise stores (notes receivable)	$ -	$250,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations and its cash flows for the three and nine month periods ended June, 2009. Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. The condensed consolidated balance sheet as of September 30, 2008 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended September 30, 2008.

Note 2. Recent Developments

After several years of same store sales growth, including several months of double digit growth in fiscal 2007 and early fiscal 2008, we experienced a dramatic change in our sales trends, beginning in early calendar 2008 and continuing through June 2009, as the economy slowed and competitive pricing pressures intensified.  Due to the dramatic decline in consumer spending, the unprecedented rise in commodity costs and the upheaval in the credit markets, we suspended most of our restaurant development.

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

In connection with the Loan, the Company issued a three-year warrant dated April 20, 2009 (the "Warrant") to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 92,500 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $1.15 per share. The fair value of the warrants issued was determined to be $42,000 with the following assumptions; 1) risk free interest rate of 1.27%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $42,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over fourteen months and charged to interest expense.

See Financing Activities under the Liquidity and Capital Resources section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations below for further details of the above transaction.

Note 3. Debt Covenant Compliance

As reported on the form 8-K filed on January 23, 2009, we are in default of certain technical loan covenants on our note payable to Wells Fargo Bank, N.A. ("the Bank"). Therefore all amounts owing under this facility are reflected as current in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009. We have never been in payment default on the note and expect to be able to remain current on payments in fiscal 2009, depending on our sales trends and cash flow from operations.  On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements.

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

Our net loss for the nine months ended June 30, 2009 and June 30, 2008 includes $58,000 and $69,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the nine months ended June 30, 2009, we granted 12,000 non-statutory stock options and 68,400 incentive stock options both with exercise prices of $1.47. The per share weighted average fair value was $.97 for both non-statutory stock option grants and incentive stock option grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the three and nine months ended June 30, 2009.

A summary of stock option activity under our share-based compensation plan for the nine months ended June 30, 2009 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	353,942	$4.04
Granted	80,400	$1.47
Exercised	-
Forfeited	(14,760)	$4.91
Expired	(39,951)	$3.21
Outstanding Jun 30, 2009	379,631	$3.55	5.8	$0

Exercisable Jun 30, 2009	271,356	$3.68	4.6	$0

As of June 30, 2009, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $125,000 and is expected to be recognized over a period of 2.33 years.

There were no stock options exercised during the nine months ended June 30, 2009.

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

As of December 31, 2008 and continuing through June 30, 2009 we are in default of certain technical covenants on the underlying term loan (see note 3 above) and we have therefore recognized an unrealized loss of $87,000 for the nine months ended June 30, 2009 in the accompanying Condensed Consolidated Statement of Operations. As long as the underlying loan is in covenant default we will adjust the unrealized gain or loss through the statement of operations as non-cash income or expense.

Note 6. Contingent Liabilities

We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently we have not been notified nor are we aware of any leases in default by the franchisees, however there can be no assurance that there will not be in the future which could have a material effect on our future operating results.

Note 7. Related Party Transactions

The Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge.  Eric Reinhard is the sole manager of Golden Bridge.  The Company's and GTDT's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.   See Note 2 above for the terms of the loan.  Amounts due to related parties that are included in notes payable are $185,000 and $0 at June 30, 2009 and 2008, respectively.

Note 8. Assets Held for Sale

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

Note 9. Impairment of Long-Lived Assets

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

The analysis is performed on a restaurant by restaurant basis. Assumptions used in preparing expected cash flows were as follows: 1) beginning in fiscal 2010 restaurant sales are projected to increase at the rate of 3% annually and 2) restaurant level costs are projected to increase at the rate of 1% annually.

To date we have not written down any assets due to impairment, however projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value would be determined using forecasted cash flows discounted using an estimated average cost of capital and the impairment charge would be recognized at the restaurant level.

Note 10. Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009:

Level 2

Interest Rate Swap liability       $87,000

Note 11. Accounting Policies

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009, the quarter ending June 30, 2009 for the Company. The adoption of SFAS 165 did not have any effect on the Company's financial position, results of operations or cash flows.

Note 12. Income Taxes

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

Note 13. New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), "Business Combinations" ("FAS 141 (R)"), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  This accounting pronouncement is effective for fiscal years beginning after December 15, 2008, which will effective for our fiscal year beginning October 1, 2009.  The requirements of FAS 141 will only impact future business combination transactions into which we may enter.

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

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168").  SFAS 168 provides for the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009, which will be effective for our fiscal year ending September 30, 2009.

Note 14. Stock Transactions

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

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	27	24	3
Good Times franchised	17	14	2	1
Dual brand co-owned	3	3
Dual brand franchised	5	2			2	1
Total	52	43	5	1	2	1
	As of July
	2008	2009
Company-owned restaurants	20	21
Co-developed restaurants	9	9
Franchise operated restaurants	22	22
Total restaurants	51	52

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

Fiscal 2009: In October 2008 we opened one new company-owned restaurant in Firestone, Colorado. In December 2008 a Wyoming franchisee terminated their Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products in one location. Also in December 2008 a franchisee opened a new dual brand restaurant in Sheridan, Wyoming.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and nine months ended June 30, 2008 and results for the three and nine months ended June 30, 2009.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2009 decreased $665,000 (9.5%) to $6,331,000 from $6,996,000 for the three months ended June 30, 2008.  Same store restaurant sales decreased $699,000 (12.5%) during the three months ended June 30, 2009 for the restaurants that were open for the full periods ending June 30, 2009 and June 30, 2008.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales had a net increase of $119,000 due to six company-owned restaurants not included in same store sales. Three are dual branded restaurants, two were purchased from a franchisee in March 2008 and one opened in October 2008. Restaurant sales decreased $54,000 due to one non-traditional company-owned restaurant not included in same store sales.

Net revenues for the nine months ended June 30, 2009 decreased $1,704,000 (8.9%) to $17,532,000 from $19,236,000 for the nine months ended June 30, 2008.  Same store restaurant sales decreased $2,141,000 (13.8%) during the nine months ended June 30, 2009 for the restaurants that were open for the full periods ending June 30, 2009 and June 30, 2008.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales had a net increase of $761,000 due to six company-owned restaurants not included in same store sales. Three are dual branded restaurants, two were purchased from a franchisee in March 2008 and one opened in October 2008.  Restaurant sales decreased $235,000 due to one non-traditional company-owned restaurant not included in same store sales.

Our same store restaurant sales declines of 14.8%, 13.5% and 12.5% for the first, second and third fiscal quarters, respectively, reflect the adverse impact the macroeconomic environment is having on consumers' discretionary spending and the proliferation of heavy promotion of $1 value menus and discounting by competitors. We are comparing the 2009 sales declines to same store sales increases of 11.6% and 7.6% in the first and second quarters of fiscal 2008, respectively, and a sales decline of 5.7% in the third quarter of fiscal 2008. We experienced severe snow storms in March and April 2009, and we estimate that we lost approximately $250,000 in sales due to the storms. Our outlook for fiscal 2009 remains cautious as the economic pressures may continue to impact consumer spending and we anticipate that we will continue to face increased competitive pricing pressure.

While we are implementing several broad product and brand initiatives during fiscal 2009 to improve our core value proposition, we are not planning to implement a broader $1 menu and our sales may continue to be adversely affected during the economic recession.

Franchise revenues decreased $31,000 to $138,000 from $169,000 for the three months ended June 30, 2009 due to a decrease in franchise royalties. Same store Good Times franchise restaurant sales decreased 14.6% during the three months ended June 30, 2009 for the franchise restaurants that were open for the full periods ending June 30, 2009 and June 30, 2008.  Total dual branded franchise restaurant sales decreased 2.4% during the three months ended June 30, 2009, compared to the same prior year period.

Franchise revenues decreased $79,000 to $412,000 from $491,000 for the nine months ended June 30, 2009 due to a decrease in franchise royalties of $92,000 offset by an increase in franchise fee income of $12,000. Same store Good Times franchise restaurant sales decreased 15.7% during the nine months ended June 30, 2009 for the franchise restaurants that were open for the full periods ending June 30, 2009 and June 30, 2008.  Total dual branded franchise restaurant sales decreased 3.5% during the nine months ended June 30, 2009, compared to the same prior year period, primarily due to the closure of two restaurants in January 2008, offset by the opening of one new dual branded restaurant in December 2008.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 92.7% during the three months ended June 30, 2009 compared to 88.3% in the same prior year period and were 96.1% during nine month period ended June 30, 2009 compared to 90.3% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009
Restaurant-level costs for the period ended June 30, 2008	88.3%	90.3%
Increase in food and packaging costs	2.5%	2.6%
Increase in payroll and other employee benefit costs	.3%	.7%
Increase in occupancy and other operating costs	1.5%	2.2%
Increase in depreciation and amortization	.3%	.4%
Decrease in opening costs and deferred rent	(.2%)	(.1%)
Restaurant-level costs for the period ended June 30, 2009	92.7%	96.1%

Food and Packaging Costs

For the three months ended June 30, 2009 our food and paper costs, decreased $41,000 to $2,115,000 (34.1% of restaurant sales) from $2,156,000 (31.6% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2009 our food and paper costs, decreased $58,000 to $5,774,000 (33.7% of restaurant sales) from $5,832,000 (31.1% of restaurant sales) compared to the same prior year period.

We have implemented significant product portion and ingredient changes in the first nine months of the current fiscal year to improve our overall value to the customer which has resulted in an approximate 1.25% increase in our food and paper costs as a percentage of restaurant sales.

We experienced unprecedented increases in commodity costs during fiscal 2008 including beef, bakery, soft drinks, dairy and packaging costs with the majority of those increases occurring in May through July 2008. Our weighted food and packaging costs increased approximately 12% in the fiscal 2008 year. During the first nine months of fiscal 2009 we experienced a moderation in food and packaging cost increases. We took cumulative weighted menu price increases during fiscal 2008 of approximately 4.8% and have taken cumulative weighted increases in fiscal 2009 of approximately 2.6%.  We do not anticipate any additional price increases for the balance of fiscal 2009 with more stable commodity costs.

Payroll and Other Employee Benefit Costs

For the three months ended June 30, 2009 our payroll and other employee benefit costs decreased $194,000 to $2,072,000 (33.5% of restaurant sales) from $2,266,000 (33.2% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2009 our payroll and other employee benefit costs decreased $444,000 to $6,099,000 (35.6% of restaurant sales) from $6,543,000 (34.9% of restaurant sales) compared to the same prior year period.

The increase in payroll and other employee benefit expenses as a percent of restaurant sales for the three and nine months ended June 30, 2009 is primarily the result of lower restaurant sales. Because payroll costs are semi-variable in nature they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.  Additionally, our new restaurant that opened in October 2008 operated at a higher labor cost as a percent of sales due to higher initial labor costs until it reached mature staffing levels in January 2009.

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

The current nine month period ending June 30, 2009 includes two additional company-owned restaurants purchased from a franchisee in March 2008 and one new company-owned restaurant opened in October 2008 that represents $322,000 of the total payroll and other employee benefit costs in the current period.

Occupancy and Other Operating Costs

For the three months ended June 30, 2009 our occupancy and other operating costs decreased $27,000 to $1,234,000 (19.9% of restaurant sales) from $1,261,000 (18.4% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2009 our occupancy and other operating costs increased $67,000 to $3,625,000 (21.2% of restaurant sales) from $3,558,000 (19% of restaurant sales) compared to the same prior year period.

The current nine month period ending June 30, 2009 includes two additional company-owned restaurants purchased from a franchisee in March 2008 and one new company-owned restaurant opened in October 2008 that represents $168,000 of the increase compared to the same prior year period. Additionally we experienced reductions in common area maintenance fees, repairs and maintenance, utilities and personal property taxes compared to the same prior year period. Occupancy and other operating costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

Opening Costs

For the three months ended June 30, 2009 our new store opening costs were $0 compared to $7,000 for the same prior year period.

For the nine months ended June, 2009 our new store opening costs were $15,000 compared to $7,000 for the same prior year period. The current and prior year costs are related to one new company-owned restaurant that opened in October 2008.

Depreciation and Amortization

For the three months ended June 30, 2009, our depreciation and amortization decreased $15,000 to $317,000 (5.1% of restaurant sales) from $332,000 (4.8% of restaurant sales) compared to the same prior year period. The $15,000 decrease in depreciation and amortization for the three months ended June 30, 2009 is due to $11,000 of depreciation expense in the new company-owned restaurant that opened in October 2008, offset by declining depreciation expense in our aging company-owned restaurants.

For the nine months ended June 30, 2009, our depreciation and amortization decreased $11,000 to $944,000 (5.5% of restaurant sales) from $955,000 (5.1% of restaurant sales) compared to the same prior year period. The $11,000 decrease in depreciation and amortization for the nine months ended June 30, 2009 is due to $62,000 of depreciation expense in the three acquired and new company-owned restaurants, offset by declining depreciation expense in our aging company-owned restaurants.

General and Administrative Costs

For the three months ended June 30, 2009, general and administrative costs decreased $194,000 to $346,000 (5.5% of total revenues) from $540,000 (7.7% of total revenues) for the same prior year period.

For the nine months ended June 30, 2009, general and administrative costs decreased $342,000 to $1,238,000 (7.1% of total revenues) from $1,580,000 (8.2% of total revenues) for the same prior year period.

The decrease in general and administrative costs for the three months ended June 30, 2009 compared to the same prior year period is primarily attributable to decreases in: 1) payroll and employee benefit costs of $58,000, 2) training and recruiting expenses of $30,000, 3) costs associated with the exit from the Omaha planned expansion of $81,000, 4) professional services of $11,000 and 5) net reductions in various other fixed expenses of $14,000.

The decrease in general and administrative costs for the nine months ended June 30, 2009 compared to the same prior year period is primarily attributable to decreases in: 1) payroll and employee benefit costs of $147,000, 2) training and recruiting expenses of $52,000, 3) costs associated with the exit from the Omaha planned expansion of $81,000, 4) professional services of $30,000 and 5) net reductions in various other fixed expenses of $32,000.

We have reduced annualized selling, general and administrative and franchise costs by approximately $475,000 for fiscal 2009, compared to fiscal 2008, through the elimination of executive management positions, salary reductions and professional service cost reductions.

Advertising Costs

For the three months ended June 30, 2009 advertising costs decreased $56,000 to $347,000 (5.6% of restaurant sales) from $403,000 (5.9% of restaurant sales) for the same prior year period.

For the nine months ended June 30, 2009 advertising costs decreased $165,000 to $969,000 (5.7% of restaurant sales) from $1,134,000 (6% of restaurant sales) for the same prior year period.

The decrease in advertising costs for both the three and nine month periods is primarily due to the decrease in restaurant sales, as contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales. In addition, $75,000 of payroll and employee benefit costs have been eliminated in the current nine month period due to the retirement of our Vice President of Marketing in November 2008. We currently have no plans to fill the position in the immediate future.

Franchise Costs

For the three months ended June 30, 2009, franchise costs decreased $53,000 to $35,000 (.6% of total revenues) from $88,000 (1.3% of total revenues) for the same prior year period.

For the nine months ended June 30, 2009, franchise costs decreased $167,000 to $108,000 (.6% of total revenues) from $275,000 (1.4% of total revenues) for the same prior year period.

The decrease in franchise costs for both the three and nine month periods is primarily attributable to the reduction in payroll and employee benefit costs related to the Vice President of Franchise Development position that was eliminated in July 2008 in conjunction with Good Times' exit from the planned Midwest expansion. We also incurred $12,000 in legal costs in the prior nine month period ended June 30, 2008 related to franchise registration filings.

Loss from Operations

We had a loss from operations of ($128,000) in the three months ended June 30, 2009 compared to a loss from operations of ($57,000) for the same prior year period.

We had a loss from operations of ($1,218,000) in the nine months ended June 30, 2009 compared to a loss from operations of ($644,000) for the same prior year period.

The increase in loss from operations for both the three and nine month periods is due primarily to the decrease in net revenues and by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections of Item 2.

Net Loss

The net loss was ($180,000) for the three months ended June 30, 2009 compared to a net loss of ($121,000) for the same prior year period. The change from the three month period ended June 30, 2008 to June 30, 2009 was primarily attributable to the increase in loss from operations for the three months ended June 30, 2009, as well as: 1) a decrease in minority interest expense of $53,000 compared to the same prior year period, 2) an increase in net interest expense of $70,000 compared to the same prior year period, which is primarily related to the $2,500,000 PFGI II line of credit and 3) a $29,000 unrealized gain in the current period related to our interest rate swap liability.

The net loss was ($1,427,000) for the nine months ended June 30, 2009 compared to a net loss of ($746,000) for the same prior year period. The change from the nine month period ended June 30, 2008 to June 30, 2009 was primarily attributable to the increase in loss from operations for the nine months ended June 30, 2009, as well as: 1) a decrease in minority interest expense of $157,000 compared to the same prior year period; 2) an increase in net interest expense of $177,000 compared to the same prior year period; and 3) an $87,000 unrealized loss in the current period related to our interest rate swap liability.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2009, we had $671,000 cash and cash equivalents on hand. We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2009. If we continue to experience significant declines in our sales trends we will require additional working capital. As reported on form 8-K filed on April 20, 2009 we raised $185,000 of financing for additional working capital and extended the maturity of our $2,500,000 line of credit with PFGI II, LLC to July, 2010 (see "Financing Activities" below).  As a result, we currently do not anticipate the need for additional working capital during fiscal 2009, however there is no assurance that our sales and cash flow from operating activities will meet our projections. However, our cash flow from operating activities is largely dependent on our sales trends and if our same store sales trends do not improve we may require additional working capital in fiscal 2010.

As of June 30, 2009, we had a working capital deficit of $1,087,000 primarily because the entire note payable to Wells Fargo Bank, N.A. of $876,000 is shown as a current liability due to certain technical loan covenant defaults that exist as of June 30, 2009, which are described in Note 3 of the Condensed Consolidated Financial Statements. As noted in Note 3 to the Condensed Consolidated Financial Statements, we have received a Forbearance and Reservation of Rights letter from Wells Fargo Bank stating that they are accepting current principal and interest payments and are not currently accelerating the note, subject to agreeing to an acceptable Required Corrective Action for the covenant defaults.  It is unlikely that we will have an acceptable Required Corrective Action until our Earnings Before Interest Taxes and Depreciation ("EBITDA") improves.  If Wells Fargo were to accelerate the note payable, we would need additional financing and we do not currently have a source for such financing.  Additionally, we have recorded an $87,000 current liability related to the unrealized loss on our interest rate swap, as noted in Note 5 to the Condensed Consolidated Financial Statements.

Financing Activities

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable (see note 5 in item I. above). As discussed above we are in default of certain technical loan covenants as of June 30, 2009 on this Wells Fargo note, however we are not currently, and have never been, in payment default under the note.

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

The acquisition of the two restaurants was accounted for using the purchase method as defined in SFAS No. 141, Business Combinations, (SFAS 141). The purchase price was allocated as follows:

Current assets net of current liabilities	$ 14,000
Property and equipment	1,316,000
Total purchase price	$ 1,330,000

The sale-leaseback transaction was entered into simultaneously with the acquisition and involved selling the land, building and improvements of one of the acquired restaurants for net proceeds of $849,000. The sale-leaseback was the funding vehicle for the purchase of the two restaurants and was not used to raise cash for the Company or increase our liquidity. The assets sold in the sale-leaseback transaction were never recorded in our financial statements as the long term lease entered into does not meet any of the criteria for a capital lease and therefore qualifies as an operating lease, as defined in SFAS No. 13, Accounting for Leases. After the sale-leaseback transaction was accounted for, it resulted in $476,000 in fixed assets and $14,000 in current assets recorded on our financial statements. We believe the $476,000 represents the fair value of the net assets acquired (after completion of the simultaneous sale-leaseback transaction) consisting of furniture, fixtures and equipment in two restaurants and the site improvements and building in one restaurant.

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009.  The promissory note constitutes a revolving line-of-credit for the development of new restaurants which may be advanced and repaid on a monthly basis from time to time.  Prior to maturity, no principal payments are required and monthly payments of interest only at the prime rate plus 2% (with a minimum rate of 8%) are due, with all unpaid principal due in July 2010.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and first deeds of trust on two real properties funded by the line of credit. The total outstanding balance on the line of credit was $2,500,000 at June 30, 2009.  Of the $2,500,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  The remaining balance is related to the purchase, entitlement and other development fees on a parcel of land in Aurora, Colorado that will be either developed into a company-owned restaurant or sold.

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

The Loan is evidenced by a promissory note dated April 20, 2009 (the "Note") made by the Company and GTDT, as co-makers, and shall bear interest at a rate of 10% per annum on the unpaid principal balance.  The Note provides for monthly interest payments and will mature and be due and payable in full on July 10, 2010.  The commitment fee for the Loan is $3,700.  The Loan Agreement contains customary event of default provisions and a cross-default provision with respect to the loan agreement for the PFGI II, LLC loan (as described above).

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

In connection with the Loan, the Company issued a three-year warrant dated April 20, 2009 (the "Warrant") to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 92,500 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $1.15 per share.  The number of Warrant Shares and the exercise price are subject to customary antidilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrants issued was determined to be $42,000 with the following assumptions; 1) risk free interest rate of 1.27%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $42,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over fourteen months and charged to interest expense.

Capital Expenditures

We do not have any plans for any significant capital expenditures for the balance of fiscal 2009, other than normal recurring capital expenditures for existing restaurants. Additional commitments for the development of new restaurants in fiscal 2009 and beyond will depend on the Company's sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash used in operating activities was $821,000 for the nine months ended June 30, 2009. The net cash used in operating activities for the nine months ended June 30, 2009 was the result of a net loss of ($1,427,000) as well as cash and non-cash reconciling items totaling $606,000 (comprised of depreciation and amortization of $944,000, an unrealized loss of $87,000 related to our interest rate swap liability, minority interest of $60,000, an accounts payable decrease of $263,000 and a net increase in other operating assets and liabilities of $102,000).

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

Net cash used in investing activities for the nine months ended June 30, 2009 was $282,000 which reflects payments of $277,000 for the purchase of property and equipment (including $217,000 for new store development and $60,000 for miscellaneous restaurant and corporate office related capital expenditures), $31,000 in loans made to franchisees and $26,000 in principal payments received on loans to franchisees.

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

Net cash provided by financing activities for the nine months ended June 30, 2009 was $360,000, which includes principal payments on notes payable and long term debt of $91,000; borrowings on notes payable of $185,000; an advance on our revolving line of credit of $320,000; and distributions to minority interests in partnerships of $54,000.

Net cash used in financing activities for the nine months ended June 30, 2008 was $955,000, which includes principal payments on notes payable and long term debt of $89,000, a repayment on our revolving line of credit of $750,000, distributions to minority interests in partnerships of $219,000 and paid in capital activity of $103,000 related to the exercise of stock options.

Contingencies

We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently we have not been notified nor are we aware of any leases in default under which we are contingently liable, however there can be no assurance that there will not be in the future, which could have a material effect on our future operating results.

Subsequent Events

On August 14, 2009 we announced that our Board of Directors has formed a Special Committee comprised of directors Richard Stark, Alan Teran and Geoff Bailey to explore and evaluate strategic alternatives aimed at enhancing shareholder value and explore alternatives to reduce the cost burdens of being a publicly held entity. The Company has hired Mastodon Ventures, Inc. to provide strategic advisory services and explore other strategic alternatives that will further the long-term business prospects of the Company and provide incremental value to its shareholders.

There can be no assurance regarding the timing of or whether the Board will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives will result in changes to the Company's plans or will be consummated and there is no certainty that any strategic alternative will involve a transaction for shareholders at a share price equal to or above the current trading price of the Company's shares, bearing in mind that the trading market for the Company's shares is relatively inactive and that the Company has realized losses from operations during recent periods.  The Company does not intend to provide updates or make any further comment until the outcome of the process is determined or until there are significant developments.

The strategic advisory services agreement (the "Agreement") with Mastodon Ventures, Inc. ("Mastodon"), provides that Mastodon will provide the Company with exclusive advisory services related to the possible restructuring of certain lease and debt agreements of the Company and the identification of possible additional sources of capital for the Company.  The services include but are not limited to assistance with the preparation of information, structuring of a plan, negotiations with potential investors, preparation of any documents required to be filed with federal and state agencies relating to a Restructuring Plan and analyzing other strategic alternatives.

The term of the Agreement is for six months and terminable by the Company or Mastodon upon thirty days written notice.  Mastodon will receive an initial retainer fee of $25,000 together with three monthly payments of $7,500 each in October, November and December 2009 and a Success Fee of up to $250,000 upon the completion of a Restructuring Event.  The Maximum Aggregate Fees to Mastodon shall not exceed $297,500 and the Agreement includes provisions for the payment of lesser fees based upon the amount and type of capital raised, type of Restructuring Plan implemented or if the Company enters into an agreement with  persons or entities identified by the Company within forty five days of the Agreement.

While the Agreement provides that Mastodon is being engaged by the Company as an advisor to the Company to explore strategic options, Mastodon understands that the Board of Directors of the Company has appointed a Special Committee to consider certain of such options on behalf of the shareholders of the Company.  Mastodon agrees that its services shall include communicating with such Special Committee as it may reasonably request and, if directed by such committee, Mastodon shall hold such communications in confidence

Impact of Inflation

We experienced moderation in commodity costs during fiscal 2005 and 2006 and significant increases in fiscal 2007 and fiscal 2008.  State increases in the minimum wage resulted in an increase in our average hourly wage of $.60 per employee hour during fiscal 2007, approximately $.23 per employee hour in fiscal 2008 and $.07 per employee hour in January 2009. We have taken moderate price increases during fiscal 2009, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Good Times Restaurants is subject to legal proceedings which are incidental to its business.  These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We are in default of certain technical loan covenants as of June 30, 2009 on our $876,000 note payable to Wells Fargo Bank, N.A. ("the Bank"). We have never been in payment default on the note. On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements. The Bank is not now accelerating the Loan and is willing to continue to accept regularly scheduled payments of principal and interest under the Loan.

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

DATE: August 14, 2009
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller