Form 10-K
period 2009-09-30
GOOD TIMES RESTAURANTS INC
filed 2009-12-29
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

 of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009                                          Commission file number 000-18590

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes__          No  x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes__

 No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2)has been subject to such filing requirements for the past 90 days Act.

Yes    x      No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes__                                               No   x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer__	Accelerated filer__	Non-accelerated filer__ (Do not check if a smaller reporting company)	Smaller Reporting Company x

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No  x

As of December 15, 2009, the aggregate market value of the 1,991,206 shares of common stock held by non-affiliates of the issuer, based on the closing sales price of the common stock on December 15, 2009 of $1.08 per share as reported on the Nasdaq Capital Market, was $2,150,502.

As of December 15, 2009, the issuer had 3,898,559 shares of common stock outstanding.

TABLE OF CONTENTS

FORM 10-K - PART I
Item 1 Business	1 - 10
Item 1A Risk Factors	10 - 13
Item 1B Unresolved Staff Comments	13
Item 2 Properties	13 - 14
Item 3 Legal Proceedings	14
Item 4 Submission of Matters to a Vote of Security Holders	14
PART II
Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6 Selected Financial Data	15
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 22
Item 7A Quantitative and Qualitative Disclosures About Market Risk	22
Item 8 Financial Statements and Supplementary Data	F1 - F19
Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A Controls and Procedures	23
Item 9B Other Information	23
PART III
Item 10 Directors, Executive Officers and Corporate Governance	23 - 27
Item 11 Executive Compensation	27 - 29
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30- 31
Item 13 Certain Relationships, Related Transactions, and Director Independence	31
Item 14 Principal Accountant Fees and Services	32
PART IV
Item 15 Exhibits, Financial Statement Schedules	33 - 35
Signatures	36

PART I

Item 1.           Business.

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

Recent Developments:  After several years of same store sales growth, including several months of double digit growth in fiscal 2007 and early fiscal 2008, we experienced a dramatic change in our sales trends, beginning in early calendar 2008 and continuing through September 2009, as the economy slowed and competitive pricing pressures intensified.   Due to the dramatic decline in consumer spending, the unprecedented rise in commodity costs and the upheaval in the credit markets, we suspended most of our restaurant development under both the dual brand format and under the Development Agreement with Zen Partners LLC described below.  We also had to suspend the development of company-owned restaurants.

As discussed below in Concept and Business Strategy, we are focusing on regaining our same store sales momentum, improving our core value proposition for the consumer and evolving the brand to a more highly differentiated position in the marketplace.

On August 14, 2009 as reported on form 8-K we announced that our Board of Directors has formed a Special Committee comprised of directors Richard Stark, Alan Teran and Geoff Bailey to explore and evaluate strategic alternatives aimed at enhancing shareholder value and explore alternatives to reduce the cost burdens of being a publicly held entity. At that time, the Company hired Mastodon Ventures, Inc. to provide strategic advisory services and explore other strategic alternatives that will further the long-term business prospects of the Company and provide incremental value to its shareholders.  The foregoing activities are continuing without yet any specific recommended alternatives.

There can be no assurance regarding the timing of or whether the Board will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives will result in changes to the Company's plans or will be consummated, and there is no certainty that any strategic alternative will involve a transaction for shareholders at a share price equal to or above the current trading price of the Company's shares, bearing in mind that the trading market for the Company's shares is relatively inactive and that the Company has realized losses from operations during recent periods.

The strategic advisory services agreement (the "Agreement") with Mastodon Ventures, Inc. ("Mastodon"), provides that Mastodon will provide the Company with exclusive advisory services related to the possible restructuring of certain lease and debt agreements of the Company and the identification of possible additional sources of capital for the Company.  The services include but are not limited to assistance with the preparation of information, structuring of a plan, negotiations with potential investors and lenders, preparation of any documents required to be filed with federal and state agencies relating to a restructuring plan and analyzing other strategic alternatives.

The term of the Agreement is for six months and terminable by the Company or Mastodon upon thirty days written notice.  Mastodon will receive an initial retainer fee of $25,000 together with three monthly payments of $7,500 each made in October, November and December 2009 and a Success Fee of up to $250,000 upon the completion of a restructuring event.  The maximum aggregate fees to Mastodon shall not exceed $297,500 and the Agreement includes provisions for the payment of lesser fees based upon the amount and type of capital raised, type of restructuring plan implemented or if within 12 months following the termination of the Agreement the Company enters into an agreement with persons or entities identified by Mastodon or the Company during the term of the Agreement.

While the Agreement provides that Mastodon is being engaged by the Company as an advisor to the Company to explore strategic options, Mastodon understands that the Board of Directors of the Company has appointed a Special Committee to consider certain of such options on behalf of the shareholders of the Company.  Mastodon agrees that its services shall include communicating with such Special Committee as it may reasonably request and, if directed by such Committee, Mastodon shall hold such communications in confidence.

On April 20, 2009 as reported on form 8-K, Good Times Restaurants Inc. (the "Company") and Good Times Drive Thru Inc. ("GTDT"), a wholly owned subsidiary of the Company, entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 (the "Golden Bridge Loan") to GTDT to be used for restaurant marketing and other working capital needs. The Golden Bridge Loan is evidenced by a promissory note dated April 20, 2009 (the "Golden Bridge Note") made by the Company and GTDT, as co-makers, and bears interest at a rate of 10% per annum on the unpaid principal balance.  The Golden Bridge Note provides for monthly interest payments and will mature and be due and payable in full on July 10, 2010.

The Golden Bridge Loan Agreement and Note are subject to the terms of an Intercreditor Agreement dated April 20, 2009 (the "Intercreditor Agreement"), among the Company, GTDT, Golden Bridge and PFGI II, LLC ("PFGI").  As previously reported by the Company, GTDT currently has a $2,500,000 revolving line of credit with PFGI (the "PFGI Loan"), which was scheduled to mature on July 10, 2009. In connection with PFGI's entry into the Intercreditor Agreement, GTDT and the Company entered into a first amendment to the amended and restated promissory note dated April 20, 2009 (the "PFGI Note Amendment"), which extended the maturity date of the PFGI Loan until July 10, 2010 and eliminated a loan balance threshold for release of the collateral securing the PFGI Loan.

In connection with the Golden Bridge Loan, the Company issued a three-year warrant dated April 20, 2009 (the "Warrant") to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 92,500 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $1.15 per share. The fair value of the Warrant issued was determined to be $42,000 with the following assumptions: 1) risk free interest rate of 1.27%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $42,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount is being amortized over fourteen months and charged to interest expense.

See Financing Activities under the Liquidity and Capital Resources section Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below for further details of the above transaction.

As reported on the form 8-K filed on January 23, 2009, we are in default of certain technical loan covenants on our note payable to Wells Fargo Bank, N.A. (the "Bank"). Therefore the amount owing under this facility is reflected as a current liability in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009. We have never been in payment default on the note and expect to be able to remain current on payments in fiscal 2010, depending however on our sales trends and cash flow from operations.  On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that in light of the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements.

The Bank is not accelerating the loan at this time and is continuing to accept regularly scheduled payments of principal and interest under the loan; however the acceptance of payments under the loan does not constitute a modification of the Credit Agreement or a waiver of any of the covenants or of the Bank's rights or remedies under the Credit Agreement, including the right to accelerate the loan in the future after the giving of notice.  We will continue to work with the Bank on a Required Corrective Action for compliance with existing or modified loan covenants.  There can be no assurance that the Bank will in the future agree to modify or waive any of the loan covenants or waive any of its rights or remedies under the Credit Agreement and we require additional financing to repay the loan balance.  The loan is secured by security agreements covering the equipment of four restaurants.

In December 2007 we granted permission for a North Dakota franchisee to terminate their Good Times franchise agreements in our dual brand concept with Taco John's International and effective December 2008 one Wyoming dual brand franchise agreement was also terminated.  Our dual brand test agreement expired in September 2008 by mutual agreement. However, one additional franchised dual brand restaurant opened in December 2008 in Sheridan, Wyoming.

In August 2008 we announced the suspension of development of Good Times restaurants under a 2007 Development Agreement with Zen Partners LLC, in which David Grissen, a significant stockholder and a member of our Board of Directors, has a 20% ownership interest.  No restaurants have been developed under the agreement.  We may reevaluate expansion discussion with Zen Partners LLC as conditions impacting our sales trends, the macroeconomic environment and credit markets may change.

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

In light of the last two years' sales declines that began at the start of the current economic recession, we are primarily focused on regaining positive growth in our existing stores' sales.  During the last year we have upgraded the quality and portions of our core hamburger and chicken products, introduced new products, run several different promotions discounting our premium products, reduced the price of our most popular hamburger item and introduced Everyday Values in both our core and fountain menus with price points from $1.25 to $1.99.  While our primary value proposition for the consumer is derived from the quality and taste of our products, the current competitive and consumer spending environment continues to redefine value expectations within the hamburger quick service restaurant segment and a larger number of transactions are being driven by the availability of menu items at an even lower price point of $1 and below.

We plan to become more competitive for consumers through re-engineering smaller menu items at lower price points rather than focus on discounting premium products that are our iconic "go to for" menu items.  The lower priced menu items will still be consistent with our quality brand position offering fresh, all natural, made to order products available only at Good Times.  While we do not anticipate a $1 menu, we are testing and plan to implement lower price points for the increasingly value conscious customer.  We believe we have effective premium and mid-tier priced menu offerings, but need to strengthen our offerings for customers that want smaller portions and lower price options.

We are continuing to implement every possible quality enhancement to our core menu in burgers, chicken, fries and fountain products to anchor our quality leadership in the quick service restaurant industry.  We have been testing fresh, hand cut fries for over six months and are in the process of rolling them out system wide to replace our seasoned, battered Wild Fry.  We have found that our Wild Fry, while unique, for many customers limits their frequency of use of Good Times.  Our new fresh, hand cut fries are unique to QSR in our market and will be supported by our marketing campaign of "Get Back to What's Good!"  We also have several other new products in development that will be unique to Good Times and we will continue to focus on innovation within our current menu categories as well as very selective innovation in products with broad appeal for added variety.  The core of our brand position is to continue to offer the highest quality, best tasting burgers, fries & frozen custard available in the quick service restaurant segment.

Our core strategies have not changed and we continue to focus on the following initiatives to regain positive sales growth:

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

§  Offer high quality, unique menu items that provide exceptional value.  Our restaurants feature menu items that are unique in the quick service segment, and flavor profiles that are associated more with casual theme restaurants than with fast food.  Whenever possible, products support the brand umbrella of "fresh, high quality ingredients" such as fresh frozen custard made fresh throughout the day in every restaurant, 100% all natural Coleman beef, fresh squeezed lemonade, grilled honey cured bacon, sliced Bermuda onions and toppings such as real guacamole,  grilled pineapple and sautéed mushrooms.  Each menu category has signature recipes with fun, irreverent names that build Good Times' non-traditional personality such as Wild Fries with Wild Dippin Sauce, Big Daddy Bacon Cheeseburger, Mighty Deluxe, Burnin' Buffalo Chicken and Cappuccino Mocha Joe, Raspberry Torte and Strawberry Cheesecake Addiction Custard Spoonbenders.  We have made significant changes to our entire menu to leverage our heritage of quality products and to position the Good Times brand for a more unique and highly differentiated consumer experience.   Those product and system changes include the following:

a.      The introduction of fresh, never frozen, all natural, purebred Angus beef for all of our burgers.  The beef is Certified Humanely Raised, has never had antibiotics or growth hormones and is vegetarian fed.

b.     Increased the size of our hamburger patties by approximately 10% on a new split top, sponge baked bun that is 20% heavier with increased portions of fresh produce.

c.      Reduced the price for our core Deluxe Burger and Deluxe Cheeseburger for a stronger value proposition.

d.     Established a new fresh grilled, honey cured bacon burger category with new flavor profiles.

e.      Reworked our chicken category with 100% breast meat sandwiches and tenders with revised flavor profiles that are unique to fast food.

f.       Tested, validated and are rolling out fresh, hand-cut fries cut fresh daily from whole Idaho russet potatoes.

g.      We will continue to raise the sales and promotional activity of our fountain category of fresh squeezed lemonades, fresh frozen custard treats, shakes and floats.

h.      We are retraining team members in every restaurant on every position with new standards.

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

§  Continually improve our fast, friendly, personal customer service. We strive to optimize and personalize the interaction between our employees and customers, particularly at the points of order and payment, to build a reputation as having the friendliest service.  We manage the face to face interaction with our customers through extensive employee screening and hospitality training to ensure their experience is punctuated by attentive, friendly service.  During fiscal 2009 we introduced a new online screening and hiring system to reduce our hourly employee turnover and hire for good service attitudes.  Additionally, we introduced video training tools for the first time that we believe will enhance consistent execution of our quality standards. Speed of service through our drive thru lanes is important to the consumers' need for convenience, but is always secondary to delivering the highest quality product possible.  We monitor each car's service time and have developed incentive programs for management and employees to maintain our quick service standards.

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

§  Build awareness of the Good Times Burgers & Frozen Custard brand. We believe that Good Times has built substantial brand equity among our customers and has become known for our quality, service and signature tastes, particularly within the hamburger category.  We believe there is significant opportunity to continue to build that reputation within the hamburger category by continuing to build a stronger overall value proposition and increase awareness of our frozen custard and fountain category. As capital becomes available to us to build out the Colorado market, we plan to increase our media advertising, raising our overall awareness and building a highly differentiated brand personality.

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

Current fiscal year initiatives

1.    Consistently Grow Same Store Sales: We will continue to focus on comparable restaurant sales driven by increases in guest counts and increases in the average guest check.  Same store sales decreased 12.4% in fiscal 2009 compared to fiscal 2008.  We hope to increase guest counts later in fiscal 2010 through a multi-faceted approach to continually improve the Good Times brand experience for our customers by:

•       Establishing a more relevant value proposition that is centered on the availability of lower price choices and smaller portions.

•       Implementing fresh cut fries and other new product introductions that are unique to Good Times.

•       Evolving the Good Times brand position under a new umbrella of "Back to Real Food" supported by the marketing campaign's tagline of "Get Back to What's Good."

•       Improving our execution on customer service and the delivery of our brand experience through re-training of all of our employees on new standards and heightened expectations.

•       Continuing to reinvest in our existing facilities with enhanced landscaping, patios and exterior building finishes to improve the restaurants' curb appeal and appearance.

2.    Improve our Income from Operations: The quality, portioning and pricing changes to improve our value proposition in fiscal 2009 resulted in an increase in our cost of sales from 31.7% in fiscal 2008 to 33.7% in fiscal 2009.   We began to see smaller increases in commodity costs later in the year, and our goal is to reduce our overall cost of sales in fiscal 2010, even with the introduction of lower price points for some of our menu items.  We implemented a cumulative total weighted menu price increase of 2.31% during fiscal 2009 and we expect to take modest price increases in fiscal 2010.  During fiscal 2009, we continued to reduce non-service labor hours and reduced our hourly employee turnover from approximately 225% to approximately 155%.  We reduced our General & Administrative costs by $474,000 in fiscal 2009 and we are evaluating each restaurant's profitability and may sell or sublease a small number of low volume restaurants during fiscal 2010.   Approximately 40% to 45% of incremental sales changes at each restaurant flow through to Income from Operations, depending on the level of each restaurant's sales.  As a result, our restaurant operating margins are influenced most significantly from the leveraging or deleveraging of fixed and semi-variable expenses along with same store sales increases or decreases.

3.    Pursue Strategic Alternatives:  As described above, the Company has hired Mastodon Ventures, Inc. to provide strategic advisory services and explore other strategic alternatives that will further the long-term business prospects of the Company and provide incremental value to its shareholders. The strategic advisory services agreement (the "Agreement") with Mastodon Ventures, Inc. ("Mastodon"), provides that Mastodon will provide the Company with exclusive advisory services related to the possible restructuring of certain lease and debt agreements of the Company and the identification of possible additional sources of capital for the Company.  The services include but are not limited to assistance with the preparation of information, structuring of a plan, negotiations with potential investors and lenders, preparation of any documents required to be filed with federal and state agencies relating to a restructuring plan and analyzing other strategic alternatives.

Expansion strategy and site selection: Our longer term strategy of becoming a super regional brand in select contiguous markets depends on our ability to reverse our same store sales trends, on the consumer spending environment and on the availability of capital, which is currently limited.

Any new development would involve our new prototype restaurant design on sites that are on or adjacent to big box or grocery store anchored shopping centers in high activity and employment areas.  Our site selection for new restaurants is oriented toward slightly higher income demographic areas than many of our urban locations and most of our targeted trade areas are in relatively high growth areas of the Denver, Colorado Springs and northern Colorado markets.

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

Restaurant locations: We currently operate and franchise a total of fifty-one Good Times restaurants, of which forty-seven are in Colorado, with forty-two in the Denver greater metropolitan area, three in Colorado Springs, one in Grand Junction and one in Silverthorne.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	27	24	3
Good Times franchised	16	13	2	1
Dual brand co-owned	3	3
Dual brand franchised	5	2			2	1
Total	51	42	5	1	2	1
DECEMBER
	2008	2009
Company-owned restaurants	21	21
Joint venture restaurants	9	9
Franchise operated restaurants	22	21
Total restaurants	52	51

In October 2008 we opened one new company-owned restaurant in Firestone, Colorado. In December 2008 a Wyoming franchisee terminated their Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products in one location.  Also in December 2008 a franchisee opened a new dual brand restaurant in Sheridan, Wyoming. In October 2009 a franchisee operating a Good Times restaurant in Thornton, Colorado terminated their franchise agreement and closed the restaurant.  We anticipate that we may close three low volume franchised restaurants.

Menu: The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, fresh squeezed and frozen lemonades, soft drinks and frozen custard products.  Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is prepared with specially formulated and seasoned Coleman 100% natural beef, served on a 4 1/4 inch bun.  Coleman was acquired by Meyer All Natural Beef and as of January 2009 all of our hamburgers are made from fresh, all natural, pure bred Angus beef.  Hamburgers and cheeseburgers are garnished with fresh iceberg lettuce, fresh sliced sweet red onions, mayonnaise, mustard, ketchup, pickles and fresh sliced tomatoes.  Other specialty hamburger toppings include guacamole, fresh grilled honey cured bacon, and proprietary sauces.  The chicken products include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomatoes, and Chicken Dunkers, whole breast meat breaded strips. Signature chicken sandwiches include the Burnin' Buffalo, Tasty Teriyaki, and Guacamole Chicken.  Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

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

Media is an important component of building Good Times' brand awareness and distinctiveness.  We spent our advertising dollars on both television and radio media during fiscal 2009.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.  As we continue to develop more and more distinctiveness to Good Times' brand and increase penetration of the Colorado market, we anticipate we will continue to use media advertising to increase overall awareness.

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

We plan to redesign and expand the use of our website during fiscal 2010 and we use email marketing and social media as a tool to build customer loyalty.  We have a marketing agreement with the Pepsi Center in Denver, Colorado to serve and promote Good Times' products in that venue.

Operations

Restaurant Management: We have developed Operating Partners in several of our restaurants as we are able to recruit qualified candidates.  We believe that this is a distinct competitive advantage that provides a higher level of service, quality control and stability over time. The objective of the Operating Partner Program is to have each partner develop a relationship with the employees, the customers and the community at their restaurant and develop an ownership mentality with commensurate rewards as sales increase over a longer period of time.  The program allows an Operating Partner to earn 25% of a restaurant's improvement in cash flow over an established baseline.  Each Good Times unit employs an operating partner or a general manager, one to two assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts.  An eight to ten week training program is utilized to train restaurant managers on all phases of the operation.  Ongoing training is provided as necessary. We believe that incentive compensation of our restaurant managers is essential to the success of our business.  Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.

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

Training: We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously.  All of our training and development is based upon a "train, test, certify, re-train" cycle around standards and operating processes at all levels.  We conduct a semi-annual performance review with each manager to discuss prior performance and future performance goals.  We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.  During fiscal 2009, we implemented video training tools to drive training efficiencies and consistency.

Recruiting and retention: We seek to hire experienced restaurant managers and Operating Partners.  We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, stock options for regional managers and incentives plans at every level that are tied to performance against key goals and objectives.  We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement.  We also provide various other incentives, including vacations, car allowances, monthly performance bonuses and monetary rewards for managers who develop future managers for our restaurants.   In fiscal 2009, we implemented an online screening and hiring tool that has proven to reduce hourly employee turnover.

Franchising: Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Disclosure Document ("UFDD") and advertising material to be utilized in soliciting prospective franchisees.  We seek to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  We are not currently soliciting new franchisees and will not do so until capital becomes more available and we have regained positive same store sales momentum.

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

We have entered into thirteen franchise agreements in the greater Denver metropolitan area.  Thirteen franchise restaurants and nine joint-venture restaurants are operating in the Denver metropolitan area media market.  Good Times franchise restaurants also operate in Colorado Springs and Grand Junction, Colorado and in Boise, Idaho.  Dual branded franchised restaurants operate in Gillette and Sheridan, Wyoming, Ft. Collins and Windsor, Colorado, and Bismarck, North Dakota.

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

Employees: At December 15, 2009, we had approximately 459 employees of which 383 are part time hourly employees and 76 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

Competition: The restaurant industry, including the fast food segment, is highly competitive.  Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates.  Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.  Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl's Jr., Sonic and Jack in the Box.  Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado.  Culver's and Freddy's are the only significant competitors offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and both have a significant presence in the targeted Midwestern markets for expansion.  Additional "fast casual" hamburger restaurants are being developed in the Colorado market, such as Smashburger and Five Guys, however, they do not have drive-through service and generate an average per person check that is approximately 50% higher than Good Times.

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

Trademarks: Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado.  We have also registered our mark "Good Times Burgers & Frozen Custard" federally and with the State of Colorado.  Good Times received approval of its federal registration of "Good Times" in 2003.  In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Mighty Deluxe", "Wild Fries", "Spoonbender", "Chicken Dunkers", "Big Daddy Bacon Cheeseburger", and "Wild Dippin' Sauce". Our trademarks expire between 2010 and 2015.

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

Available Information: Our Internet website address is www.goodtimesburgers.com.  We make available free of charge through our website's investor relations information section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC under applicable securities laws as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.  Our website information is not part of or incorporated by reference into this Annual Report on Form 10-K.

Special Note About Forward-Looking Statements: From time to time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company.  We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions  Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Description of Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Forward-looking statements are related to, among other things:

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

§  future capital expenditures;

§  our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2010;

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

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statements appears together with such statement.  In addition, the factors described under Critical Accounting Policies and Estimates in Part II, Item 7, and Risk Factors in Part I, Item 1A, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; increased competition in the quick service restaurant market; costs and availability of food and beverage inventory; our ability to attract qualified managers, employees, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards policies and practices or related interpretations by auditors or regulatory entities.

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

Item 1A.         Risk Factors.

You should consider carefully the following risk factors before making an investment decision with respect to Good Times Restaurants' securities. You are cautioned that the risk factors discussed below are not exhaustive.

Going Concern.  As shown in the accompanying financial statements, we have incurred operating losses in the current and prior fiscal years and, due to loan covenant defaults, the entire balance of an $846,000 note payable to Wells Fargo Bank N.A. is included in current liabilities.  If Wells Fargo were to accelerate payment of the note payable and if we are not successful in raising additional operating capital, we would not have the ability to satisfy our liabilities in the normal course of business.  It is our current objective to raise operating capital through debt and equity offerings, however there can be no assurance that we will be successful in raising the required additional capital.  As a result of the foregoing circumstances, our auditors have expressed in their report on our consolidated financial statements that there is doubt about our ability to continue as a going concern.

We have accumulated losses. We have incurred losses in every fiscal year since inception except 1999, 2002, 2006 and 2007.  As of September 30, 2009 we had an accumulated deficit of $13,805,000.  We cannot assure you that we will not have a loss for the current fiscal year ending September 30, 2010.  As of September 30, 2009, we had a working capital deficit of $1,200,000.

We must sustain same store sales increases.  We must sustain same store sales increases in existing restaurants to sustain profitability and we experienced declines in our same store sales in fiscal 2008 and fiscal 2009.  Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.

New restaurants, when and if opened, may not be profitable, if at all, for several months.  We anticipate that our new restaurants, when and if opened, will generally take several months to reach normalized operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train a sufficient number of employees, operating costs, which are often materially greater during the first several months of operation than thereafter, pre-opening costs and other factors.  In addition, restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets.  Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

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

The macroeconomic recession could affect our operating results.  The current state of the economy and decreased consumer spending has adversely affected our sales over the last eighteen months and may continue to cause material negative sales trends.  A continued shift in consumer purchases toward $1 value menus, in our competitive segment, and a proliferation of heavy discounting by our major competitors may also continue to negatively affect our sales and operating results.

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

The hamburger restaurant market is highly competitive. The hamburger restaurant market is highly competitive.  Our competitors include many recognized national and regional fast-food hamburger restaurant chains such as McDonald's, Burger King, Wendy's, Carl's Jr., Sonic, Jack in the Box and Culver's.  We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service.  Most of our competitors have greater financial resources, marketing programs and name recognition.  All of the major hamburger chains have increasingly offered selected food items and combination meals at discounted prices and have recently intensified their promotions of value priced meals.  Continued discounting by competitors may adversely affect the revenues and profitability of our restaurants.

Sites may be difficult to acquire. Location of our restaurants in high-traffic and readily accessible areas is an important factor for our success.  Drive-through restaurants require sites with specific characteristics and there are a limited number of suitable sites available in our geographic markets.  Since suitable locations are in great demand, and in the future we may not be able to obtain optimal sites at a reasonable cost.  In addition, we cannot assure you that the sites we do obtain will be successful.

We will require additional financing. In order to fully develop the Denver and Colorado Springs/Pueblo markets and to expand into markets outside of Colorado, we will require additional financing.  We cannot assure you that we will be able to access sufficient capital to adequately finance our operations and our planned developments or that additional financing will be available on reasonable terms.  The current economic recession and status of the capital markets may adversely affect our ability to acquire additional debt or equity financing for working capital, new restaurant development, or refinancing of existing funding agreements.

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

Additionally, our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants.  Difficulty in obtaining adequate financing would adversely affect the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

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

We depend on key management employees. We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our president and chief executive officer, and Scott LeFever, our vice president of operations.  Although we have entered into an employment agreement with Mr. Hoback, he may voluntarily terminate his employment with us at any time.  In addition, we do not maintain key-person insurance on Messrs. Hoback's or LeFever's life.  The loss of Messrs. Hoback's or LeFever's services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.  Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The NASDAQ  Market rules, has required an increased amount of management attention and expense.  We remain committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in and will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  Accordingly, we are continuing to explore alternatives to reduce the cost burdens of being a publicly held entity.

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

Item 1B.         Unresolved Staff Comments.

Not applicable.

Item 2.          Properties.

We currently lease approximately 3,700 square feet of space for our executive offices in Golden, Colorado for approximately $55,000 per year under a lease agreement which expired in September 2009. We are currently leasing the space on a month to month basis. The space is leased from The Bailey Company, a significant stockholder in the Company, at their corporate headquarters

As of December 15, 2009, Good Times has an ownership interest in thirty Good Times units, all of which are located in Colorado.  Nine of these restaurants are held in joint venture limited partnerships of which Good Times is the general partner.  Good Times has a 50% interest in seven of the partnership restaurants, a 78% interest in one restaurant and a 51% interest in another restaurant.  There are twenty one Good Times units that are wholly owned by Good Times.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

2008			2009
Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2007	$6.25	$5.10	December 31, 2008	$2.95	$0.76
March 31, 2008	$6.25	$4.99	March 31, 2009	$1.57	$0.75
June 30, 2008	$5.50	$2.08	June 30, 2009	$2.50	$1.00
September 30, 2008	$3.50	$1.23	September 30, 2009	$1.65	$1.08

As of December 15, 2009 there were approximately 225 holders of record of Common Stock.  However, management estimates that there are not fewer than 1,390 beneficial owners of our Common Stock.

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

Disclosure with Respect to the Company's Equity Compensation Plans: We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 2001 Good Times Restaurants Stock Option Plan, 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan.  For additional information, see Note 12, Stockholders' Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2009.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	379,231	$3.55	172,841
Total	379,231	$3.55	172,841

 Item 6.     Selected Financial Data.

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 8 hereof.

The following presents certain historical financial information of the Company.  This financial information includes the combined operations of the Company and its subsidiary for the fiscal years ended September 30, 2005 to 2009.

	September
Operating Data:	2009	2008	2007	2006	2005
Restaurant sales	$ 23,213,000	$ 25,244,000	$ 24,215,000	$ 20,329,000	$ 16,510,000
Franchise fees and royalties	536,000	638,000	740,000	606,000	451,000
Total Net Revenues	23,749,000	25,882,000	24,955,000	20,935,000	16,961,000
Restaurant Operating Costs:
Food and packaging costs	7,816,000	8,002,000	7,589,000	6,338,000	5,434,000
Payroll and other employee benefit costs	8,138,000	8,780,000	8,063,000	6,584,000	5,278,000
Occupancy and other operating costs	4,877,000	4,881,000	4,393,000	3,797,000	2,966,000
New store pre-opening costs	15,000	38,000	118,000	182,000	127,000
Depreciation and amortization	1,262,000	1,283,000	1,223,000	997,000	795,000
Total restaurant operating costs	22,108,000	22,984,000	21,386,000	17,898,000	14,600,000
Selling, General & Administrative Expenses	2,860,000	3,567,000	3,226,000	2,752,000	2,548,000
Franchise Costs	161,000	312,000	161,000	166,000	98,000
Gain on disposal of restaurants and equipment	(28,000)	(35,000)	(17,000)	(57,000)	(22,000)
Income (Loss) from Operations	($ 1,352,000)	($ 946,000)	$ 200,000	$ 176,000	($ 265,000)
Other Income and (expenses)
Minority income (expense), net	54,000	(113,000)	(211,000)	(246,000)	(201,000)
Unrealized loss on interest rate swap	(87,000)	-	-	-	-
Interest income (expense), net	(261,000)	(13,000)	40,000	87,000	48,000
Total other expenses	(294,000)	(126,000)	(171,000)	(159,000)	(153,000)
Net Income (Loss) before Income Taxes	($ 1,646,000)	($ 1,072,000)	$ 29,000	$ 17,000	($ 418,000)
Less imputed preferred stock dividend	-	-	-	-	533,000
Income tax expense	-	4,000	-	-	-
Net Income (Loss) available to Common Shareholders	($ 1,646,000)	($ 1,076,000)	$ 29,000	$ 17,000	($ 951,000)
Basic and Diluted Earnings (Loss) Per Share	($ .42)	($ .28)	$ .01	$ .01	($ .40)

Balance Sheet Data:
Working Capital (Deficit)	($1,200,000)	($ 2,082,000)	$ 532,000	$ 1,547,000	$ 2,722,000
Total assets	10,254,000	11,920,000	11,544,000	10,693,000	9,431,000
Minority Interest	428,000	584,000	751,000	795,000	620,000
Long-term debt	2,478,000	846,000	970,000	1,293,000	522,000
Stockholders' equity	$ 3,950,000	$ 5,409,000	$ 6,333,000	$ 6,082,000	$ 5,999,000

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net Revenues: Net revenues for fiscal 2009 decreased $2,133,000 (8.2%) to $23,749,000 from $25,882,000 for fiscal 2008.  Same store restaurant sales decreased $2,587,000 or (12.4%), during fiscal 2009. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included while dual branded restaurants are excluded.  Restaurant sales decreased $292,000 due to one non-traditional company-owned restaurant not included in same store sales and increased $848,000 due to seven new, acquired or dual branded company-owned restaurants that were opened or acquired in fiscal 2008 and 2009. Net revenues decreased $102,000 in fiscal 2009 due to an increase in franchise fees of $13,000 offset by a decrease in franchise royalties of $115,000.

Our same store restaurant sales decline of 12.4% reflects the adverse impact the macroeconomic environment is having on consumers' discretionary spending and the proliferation of heavy promotion of $1 value menus and discounting by competitors. We had shown same store sales growth in sixteen consecutive quarters leading into the third quarter of fiscal 2008.  Our outlook for fiscal 2010 remains cautious as the economic pressures may continue to impact consumer spending and we anticipate that we will continue to face increased competitive pricing pressure.  While we are implementing several broad product and brand initiatives during fiscal 2010 to improve our core value proposition, our sales may continue to be adversely affected during the economic recession.

Average restaurant sales for company-owned and co-developed restaurants (including double drive thru restaurants and restaurants with dining rooms but excluding dual brand restaurants) for fiscal 2008 and 2009 were as follows:

	Fiscal 2009	Fiscal 2008
Company operated	$773,000	$916,000

For factors which may affect future results of operations, please refer to the section entitled "Current Fiscal Year Initiatives" in Item 1 on pages 4 - 5 of this report and a related discussion of planned product and system changes discussed in the section entitled "Concept and Business Strategy" in Item 1 on pages 2 - 4 of this report.

Restaurant Operating Costs: Restaurant operating costs as a percent of restaurant sales were 95.2% for fiscal 2009 compared to 91.1% in fiscal 2008.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the period ended September 30, 2008	91.1%
Increase in food and packaging costs	2.0%
Increase in payroll and other employee benefit costs	.3%
Increase in occupancy and other operating costs	1.6%
Decrease in pre-open costs	(.1%)
Increase in depreciation and amortization costs	.30%
Restaurant-level costs for the period ended September 30, 2009	95.2%

Food and Packaging Costs: Food and packaging costs for fiscal 2009 decreased $186,000 from $8,002,000 (31.7% of restaurant sales) in fiscal 2008 to $7,816,000 (33.7% of restaurant sales). We experienced unprecedented increases in commodity costs including beef, bakery, soft drinks, dairy and packaging costs in fiscal 2008 with the majority of those increases occurring in May through July 2008. In fiscal 2009 we saw a moderation in food and packaging cost increases.

In fiscal 2008 and 2009 our weighted food and packaging costs increased approximately 12% and 2%, respectively.  The cumulative weighted menu price increases taken during fiscal 2008 and fiscal 2009 were approximately 3.8% and 2.3%, respectively.  We anticipate limited price increases in fiscal 2010 with continued cost pressure on several core commodities.

Payroll and Other Employee Benefit Costs: For fiscal 2009 payroll and other employee benefit costs decreased $642,000 from $8,780,000 (34.8% of restaurant sales) in fiscal 2008 to $8,138,000 (35.1% of restaurant sales).

The decrease in payroll and other employee benefit costs for fiscal 2009 is partially due to a decrease in restaurant sales. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate. Additionally we have reduced our labor hours' allocation through increased efficiencies and improved our sales per employee hour efficiencies on service hours, thereby eliminating approximately $300,000 of annual payroll costs. The new restaurant which opened in October 2008 operated at a higher labor cost as a percent of sales due to higher initial labor costs until it reached mature staffing levels.  The three dual branded restaurants also have a higher labor cost as a percent of sales than Good Times single brand restaurants.

Occupancy and Other Costs: For fiscal 2009, occupancy and other costs decreased $4,000 from $4,881,000 (19.3% of restaurant sales) in fiscal 2008 to $4,877,000 (21% of restaurant sales).  The $4,000 decrease in occupancy and other costs are primarily attributable to:

§  Increases in building rent of $68,000 due to normal rent escalations and the restaurants acquired in fiscal 2008.

§  Increases in property taxes of $58,000 related to valuation increases at existing restaurants and the new and acquired restaurants.

§  Decrease in our accretion for deferred rent of $32,000.

§  Decreases in restaurant repairs of $61,000 primarily due to contract maintenance services.

§  Decreases in utility costs of $19,000 related to utility rate decreases.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

New Store Pre-opening Costs: For fiscal 2009, new store pre-opening costs decreased $23,000 from $38,000 in fiscal 2008 to $15,000.  New store pre-opening costs in fiscal 2008 and 2009 are related to one new company-owned restaurant that opened in October 2008.

Depreciation and Amortization Costs: For fiscal 2009, depreciation and amortization costs decreased $21,000 from $1,283,000 in fiscal 2008 to $1,262,000.  Depreciation costs increased due to $71,000 of depreciation expense in the three acquired and new company-owned restaurants, offset by declining depreciation expense in our aging company-owned restaurants.

Selling, General and Administrative Costs: For fiscal 2009, selling, general and administrative costs decreased $707,000 from $3,567,000 (14.1% of restaurant sales) in fiscal 2008 to $2,860,000 (12.3% of restaurant sales) in fiscal 2009.  The decrease in selling, general and administrative costs are partially attributable to decreased advertising costs, which decreased to $1,292,000 (5.6% of restaurant sales) for fiscal 2009 from $1,525,000 (6.0% of restaurant sales) for fiscal 2008, and a decrease in general and administrative costs, which decreased to $1,568,000 (6.8% of restaurant sales) for fiscal 2009 from $2,042,000 (8.1% of restaurant sales) for fiscal 2008 (as explained below).

The decrease in advertising costs is primarily due to the decrease in restaurant sales, as contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales. In addition, $75,000 of payroll and employee benefit costs were eliminated in fiscal 2009 due to the retirement of our Vice President of Marketing in November 2008. We currently have no plans to fill the position in the immediate future.

We anticipate that fiscal 2010 advertising will consist primarily of television and radio advertising, on-site and point-of-purchase merchandising totaling approximately 5.8% of restaurant sales.

The $474,000 decrease in general and administrative cost is primarily attributable to:

§  Reductions in payroll and employee benefit costs of $218,000.

§  Reductions in training and recruiting expenses of $74,000.

§  Reduction in professional services of $61,000.

§  Net reductions in various other fixed expenses of $40,000.

§  Reduction in preliminary site costs related to the Omaha, Nebraska expansion of $81,000.

Franchise Costs: For fiscal 2009, franchise costs decreased $151,000 from $312,000 (1.2% of total revenues) in fiscal 2008 to $161,000 (.7% of total revenues) in fiscal 2009.

The decrease in franchise costs is primarily attributable to the reduction in payroll and employee benefit costs related to the Vice President of Franchise Development position that was eliminated in July 2008 in conjunction with Good Times' exit from the planned Midwest expansion. We incurred $12,000 in legal costs in the prior year related to franchise registration filings. The current year includes a write off of $20,000 for legal fees incurred in prior years related to the Good Times/Taco John's Dual Brand franchise agreement.

Gain on disposal of restaurants and equipment: For fiscal 2009, the gain on disposal of restaurants and equipment decreased $7,000 to $28,000 from $35,000 in fiscal 2008.  The $28,000 gain on disposal of restaurants and equipment in fiscal 2009 is primarily related to the partial recognition of deferred gains related to two sale-leaseback transactions that were completed in fiscal 2004 and 2006.

Income (Loss) from Operations: The loss from operations was $1,352,000 in fiscal 2009 compared to a loss from operations of $946,000 in fiscal 2008.

Net Income (Loss): Net loss was $1,646,000 for fiscal 2009 compared to a net loss of $1,076,000 in fiscal 2008.  The change from fiscal 2008 to fiscal 2009 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", "Selling, General and Administrative Costs" and "Franchise Costs" sections of Item 6.  In addition, 1) minority interest expense decreased $167,000 due to decreased income from restaurant operations of the joint venture restaurants for fiscal 2009; 2) net interest expense increased $248,000 in fiscal 2009 primarily due to increased borrowings on our PFGI II, LLC line-of-credit and 3) an $87,000 unrealized loss in the current fiscal year related to our interest rate swap liability.

Liquidity and Capital Resources

Cash and Working Capital: As of September 30, 2009, we had $815,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2010.  We anticipate that we will require additional working capital of $300,000 to $500,000 during January through April, 2010 and we are pursuing additional sources of funding to increase our working capital.   We are pursuing rent concessions from several of our landlords and anticipate improved income from operations of $75,000 - $100,000 from those transactions in fiscal 2010. If circumstances require we may contemplate the sale or sublease of selected underperforming restaurants in fiscal 2010.  In April, 2009 we extended the maturity of our $2,500,000 line of credit with PFGI II, LLC to July, 2010 and have further extended the maturity to December 31, 2012 as described below (see "Financing" below).

As of September 30, 2009, we had a working capital deficit of $1,200,000 due primarily to the entire note payable to Wells Fargo Bank, N.A. of $846,000 shown as a current liability due to certain loan covenant defaults that existed as of September 30, 2009. We are not in payment default under the note and anticipate remaining current on all principal and interest payments in fiscal 2010, subject to our successfully raising additional operating capital.  We have received a Forbearance and Reservation of Rights letter from Wells Fargo Bank stating that they are accepting current principal and interest payments and are not currently accelerating the note, subject to agreeing to an acceptable Required Corrective Action for the covenant defaults.  It is unlikely that we will have an acceptable Required Corrective Action until our Earnings Before Interest Taxes and Depreciation ("EBITDA") improves.  If Wells Fargo were to accelerate the note payable, we would need additional financing and we do not currently have a source for such financing.  Additionally, we have recorded an $87,000 current liability related to the unrealized loss on our interest rate swap, as described in Note 4 of the Notes to Consolidated Financial Statements in Item 8.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Due to the classification of the entire Wells Fargo note payable as a current liability and the right of Wells Fargo to accelerate the required payment of the note, we do not show the ability to fully satisfy our liabilities in the normal course of business without raising additional capital.   It is our objective to acquire additional operating capital through debt and equity offerings and the possible sale of an existing restaurant with such funds to be used for the repayment of the Wells Fargo note and to increase our working capital.  We believe we will be successful in raising sufficient additional operating capital and in restructuring our debt obligations, however there can be no assurance that we will be successful in raising such additional funds.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon on our ability to obtain additional operating capital, restructure our debt obligations and attain profitability.

In December, 2009 we entered into an agreement to extend the maturity of the PFGI II, LLC loan to December 31, 2012 and modified the terms of the loan to include a 25 year amortization period with a balloon payment on December 31, 2012.  As a result, the majority of the PFGI II LLC loan is shown as a long term liability as of September 30, 2009. We anticipate either developing a new restaurant on the land we own collateralizing the PFGI II loan and reducing the amount of the loan by the value of the land or selling the property and using the proceeds to reduce the loan, with estimated net proceeds of $800,000 to $1,000,000.  We will continue to market the other land and building we own that collateralizes the PFGI loan for a sale and leaseback and plan to use the net proceeds to reduce the loan.

Financing:

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable (see note 5 in item I. above). As discussed above we are in default of certain loan covenants as of September 30, 2009 on this Wells Fargo note, however we are not currently, and have never been, in payment default under the note.

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

As additional consideration, notes receivable from the franchisee of $250,000 were forgiven, and a deferred gain of $26,000 was written off. The deferred gain was related to a prior sale to the franchisee of one of the restaurants acquired. We did not record a gain or loss related to this acquisition. The financial results of the two restaurants have been included in our financial results from the acquisition date forward.

The acquisition of the two restaurants was accounted for using the purchase method as defined in FASB ASC 805-10, Business Combinations. The purchase price was allocated as follows:

Current assets net of current liabilities	$ 4,000
Property and equipment	1,326,000
Total purchase price	$ 1,330,000

The sale-leaseback transaction was entered into simultaneously with the acquisition and involved selling the land, building and improvements of one of the acquired restaurants for net proceeds of $849,000. The sale-leaseback was the funding vehicle for the purchase of the two restaurants and was not used to raise cash for the Company or increase our liquidity. The assets sold in the sale-leaseback transaction were not recorded in our financial statements as the long term lease entered into does not meet any of the criteria for a capital lease and therefore qualifies as an operating lease, as defined in FASB ASC 840-10, Leases. After the sale-leaseback transaction was accounted for, it resulted in $476,000 in fixed assets and $14,000 in current assets recorded on our financial statements. We believe the $476,000 represents the fair value of the net assets acquired (after completion of the simultaneous sale-leaseback transaction) consisting of furniture, fixtures and equipment in two restaurants and the site improvements and building in one restaurant.

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 extending the maturity to July 10, 2010 and again on December 14, 2009 extending the maturity to December 31, 2012.  The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and first deeds of trust on two real properties funded by the line of credit. The total outstanding balance on the line of credit was $2,500,000 at September 30, 2009.  Of the $2,500,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  The remaining balance is related to the purchase, entitlement and other development fees on a parcel of land in Aurora, Colorado that will be either developed into a company-owned restaurant, leased or sold.

On April 20, 2009 as reported on form 8-K, Good Times Restaurants Inc. (the "Company") and Good Times Drive Thru Inc. ("GTDT"), a wholly owned subsidiary of the Company, entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 (the "Golden Bridge Loan") to GTDT to be used for restaurant marketing and other working capital costs.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge.  Eric Reinhard is the sole manager of Golden Bridge.  The Company's and GTDT's obtaining of the Golden Bridge Loan and related transactions with Golden Bridge were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.

The Golden Bridge Loan is evidenced by a promissory note dated April 20, 2009 (the "Golden Bridge Note") made by the Company and GTDT, as co-makers, and bears interest at a rate of 10% per annum on the unpaid principal balance.  The Golden Bridge Note provides for monthly interest payments and will mature and be due and payable in full on July 10, 2010.  The commitment fee for the Golden Bridge Loan is $3,700.  The Golden Bridge Loan Agreement contains customary event of default provisions and a cross-default provision with respect to the loan agreement for the PFGI II, LLC loan (as described above).

The Golden Bridge Loan Agreement and Note are subject to the terms of an Intercreditor Agreement dated April 20, 2009 (the "Intercreditor Agreement"), among the Company, GTDT, Golden Bridge and PFGI II, LLC ("PFGI").  As previously reported by the Company, GTDT currently has a $2,500,000 revolving line of credit with PFGI (the "PFGI Loan"), which was scheduled to mature on July 10, 2009, under which $2,500,000 was outstanding as of April 20, 2009.  Under the Intercreditor Agreement, PFGI and Golden Bridge agreed that, upon any payments of principal or interest on the Golden Bridge Loan or the PFGI Loan by GTDT, PFGI and Golden Bridge shall each be entitled to its pro rata share of such payments in the amount of 93.1% for PFGI and 6.9% for Golden Bridge.  The Intercreditor Agreement also provides that GTDT and the Company may prepay the Golden Bridge Loan in whole or in part with the prior consent of PFGI, and that any other indebtedness of the Company or GTDT to PFGI or Golden Bridge shall be subordinate in payment and lien priority to the Golden Bridge Loan and the PFGI Loan to the extent of the proceeds of the collateral.  Under the Intercreditor Agreement, all money received from any foreclosure on the collateral securing the PFGI Loan shall be applied to PFGI and Golden Bridge for their expenses related to such event and then on a pari passu basis to PFGI and Golden Bridge in accordance with their respective pro rata shares.

Prior to the closing of the Golden Bridge Loan, borrowings under the PFGI Loan were secured by GTDT's leasehold estates and business assets with respect to certain of GTDT's restaurants located in Boulder, Adams, Jefferson and Larimer counties in Colorado and first deeds of trust on real property in Arapahoe and Weld counties in Colorado developed under the PFGI Loan.  In connection with PFGI's entry into the Intercreditor Agreement, GTDT and the Company entered into a first amendment to the amended and restated promissory note dated April 20, 2009 (the "PFGI Note Amendment"), which extended the maturity date of the PFGI Loan until July 10, 2010 and eliminated a loan balance threshold for release of the collateral securing the PFGI Loan.

In connection with the Golden Bridge Loan, the Company issued a three-year warrant dated April 20, 2009 (the "Warrant") to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 92,500 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $1.15 per share.  The number of Warrant Shares and the exercise price are subject to customary antidilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the Warrant issued was determined to be $42,000 with the following assumptions: 1) risk free interest rate of 1.27%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $42,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over fourteen months and charged to interest expense.

Additional commitments for the development of new restaurants in fiscal 2010 will depend on the Company's sales trends, cash generated from operations and our access to capital including in the sale-leaseback markets.

Cash Flows: Net cash used in operating activities was $595,000 for fiscal 2009 compared to cash provided by operating activities of $619,000 in fiscal 2008.  The decreased net cash used in operating activities for fiscal 2009 was the result of net loss of $1,646,000 and non-cash reconciling items totaling $1,051,000 (comprised principally of depreciation and amortization of $1,262,000, minority interest income of $54,000, $77,000 of stock option compensation expense, $87,000 related to an unrealized loss in regards to our interest rate swap agreement, a $273,000 decrease in our trade accounts payable and net decreases in operating assets and liabilities totaling $48,000).

Net cash used in investing activities in fiscal 2009 was $284,000 compared to $2,787,000 in fiscal 2008.  The fiscal 2009 activity reflects payments for the purchase of property and equipment of $284,000 (of which $186,000 was related to a new company-owned restaurant that opened in October 2008), payments received on loans to franchisees of $31,000 and $31,000 for loans made to franchisees.

Net cash provided by financing activities in fiscal 2009 was $280,000 compared to $1,117,000 in fiscal 2008.  The fiscal 2009 activity includes principal payments on notes payable and long term debt of $123,000, borrowings on the revolving line-of-credit and other notes payable of $505,000 and distributions to minority interests in partnerships of $102,000.

Contingencies and Off-Balance Sheet Arrangements: We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently we have not been notified nor are we aware of any leases in default under which we are contingently liable, however there can be no assurance that there will not be in the future, which could have a material adverse effect on our future operating results.

Critical Accounting Policies and Estimates

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB." The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. To the Company, this means instead of following the Statements, Interpretations, Staff Positions, etc., we will follow the guidance in Topics as defined in the ASC. The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than Statements, etc. The above change was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this Annual Report on Form 10-K to reflect the guidance in the Codification.

Notes Receivable: We evaluate the collectability of our note receivables from franchisees annually.  Historically, such amounts have been fully repaid and we believe the collateral and guarantees are adequate to provide for future payments; therefore no allowances for amounts estimated to be uncollectable have been provided.

Impairment of Long-Lived Assets: We review our long-lived assets for impairment in accordance with the guidance of FASB ASC 360-10, Property, Plant, and Equipment, including land, property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets and the expected cash flows are based on recent historical cash flows at the restaurant level (the lowest level that cash flows can be determined).

An analysis was performed on a restaurant by restaurant basis at September 30, 2009. Assumptions used in preparing expected cash flows were as follows:

•         Sales projections are as follows: Fiscal 2010 sales are projected flat with respect to fiscal 2009, for fiscal years 2011 to 2024 we have used annual increases of 2% to 3%. We believe the 2% to 3% increase in the years beyond 2010 is a reasonable expectation of growth and that it would be unreasonable to expect less growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6% per year.

•         Our variable and semi-variable restaurant operating costs are projected to increase proportionately with the sales increases as well as increasing an additional 1.5% per year consistent with inflation.

•         Our other fixed restaurant operating costs are projected to increase 1.5% to 2% per year.

•         Food and packaging costs are projected to remain flat in relation to our current fiscal 2009 food and packaging costs as a percentage of sales.

•         Salvage value has been estimated on a restaurant by restaurant basis considering each restaurant's particular equipment package and building size.

Given the results of our impairment analysis at September 30, 2009 there are no restaurants which have potential impairment as their projected undiscounted cash flows show recoverability of their asset values.

Our impairment analysis included a sensitivity analysis with regard to the cash flow projections that determine the recoverability of each restaurant's assets. The results indicate that even with a 20% decline in our projected cash flows we would still not have any potential impairment issues.  We have experienced higher than normal food and packaging costs as a percentage of restaurant sales in recent years and we do not believe these costs will remain at these levels in future years. However for purposes of our cash flow projections in the asset impairment analysis we have assumed our food and packaging costs will remain at these higher levels.

Each time we conduct an impairment analysis in the future we will compare actual results to our projections and assumptions, and to the extent our actual results do not meet expectations, we will revise our assumptions and this could result in impairment charges being recognized.

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the Company, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the Board of Directors.

To date we have not written down any assets due to impairment, however projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value would be determined using forecasted cash flows discounted using an estimated average cost of capital and the impairment charge would be recognized in income from operations.

Income Taxes: We account for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.  We believe it is more likely than not that the recorded deferred tax assets will be realized.

Variable Interest Entities: We analyze any potential Variable Interest or Special-Purpose Entities in accordance with the guidance of FASB ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  We have several franchisees with notes payable to the Company and after analysis we have determined that, while these franchisees are VIE's as defined by FASB ASC 810-10, we are not the primary beneficiary of the entities, and therefore they are not required to be consolidated.

Fair Value of Financial Instruments: We adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, effective October 1, 2008. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosure about fair value measurements. The adoption of this guidance did not have a material impact on either our financial position or results of operations.

New Accounting Pronouncements: In June 2008, the FASB issued FASB ASC 815-40, Derivatives and Hedging, that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company's own stock, including instruments similar to warrants to purchase the company's stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815 Although FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations.

In December 2007, the FASB issued FASB ASC 805, Business Combinations, which establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination.  This accounting pronouncement is effective for fiscal years beginning after December 15, 2008, which will effective for our fiscal year beginning October 1, 2009.  The requirements of FAS 141 will only impact future business combination transactions into which we may enter.

In December 2007, the FASB issued FASB ASC 810-10, Consolidation, which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  FAS ASC 810-10 is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year beginning October 1, 2009.  We are currently evaluating the requirements of FAS ASC 810-10 and have not yet determined the impact on our financial statements.

Subsequent Events: In December, 2009 the Company entered into an agreement to amend the PFGI II Loan.  The maturity date was extended to December 31, 2012, the interest rate was increased to 8.65% and monthly payments of principal and interest will be payable beginning January 31, 2010, based upon a 25 year amortization prior to maturity.  In connection with the agreement the Company also agreed to issue $125,000 of warrants exercisable at the average market price during the twenty days prior to January 2, 2010.

Subsequent events have been evaluated through December 28, 2009, the date the consolidated financial statements were available to be issued.

Pre-approval of non-audit services: On October 26, 2009, the Audit Committee of the Board of Directors of Good Times Restaurants Inc. approved in advance certain non-audit services to be performed by Hein & Associates, Good Times' independent auditor.  These non-audit services are to consist primarily of corporate income tax compliance services.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.          Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheet of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for the years ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and Subsidiary as of September 30, 2009, and the results of their operations and their cash flows for the years ended September 30, 2009 and 2008, in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company remains out of compliance with certain debt covenants, and has suffered recurring losses from operations.  These facts raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters, including its plans to pursue additional sources of funding, are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Good Times Restaurants, Inc's internal control over financial reporting as of September 30, 2009 included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A, and, accordingly, we do not express an opinion thereon.

HEIN & ASSOCIATES LLP

Denver, Colorado

December 28, 2009

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$ 815,000	$ 1,414,000
Receivables, net of allowance for doubtful accounts of $0	122,000	160,000
Prepaid expenses and other	32,000	79,000
Inventories	220,000	240,000
Notes receivable	36,000	35,000
Total current assets	1,225,000	1,928,000
Property and Equipment:
Land and building	6,596,000	6,566,000
Leasehold improvements	4,107,000	4,017,000
Fixtures and equipment	8,438,000	8,303,000
	19,141,000	18,886,000
Less accumulated depreciation and amortization	(11,853,000)	(10,602,000)
	7,288,000	8,284,000

                     Assets held for sale

      1,595,000

		1,574,000
Other Assets:

Notes receivable, net of current portion	82,000	83,000
Deposits and other assets	64,000	51,000
	146,000	134,000
Total Assets	$ 10,254,000	$ 11,920,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt, net of discount of $27,000 and $0, respectively	$ 1,027,000	$ 2,304,000
Accounts payable	355,000	628,000
Deferred income	113,000	139,000
Other accrued liabilities	930,000	939,000
Total current liabilities	2,425,000	4,010,000

                        Long-Term Liabilities:

Debt, net of current portion and net of discount of $35,000 and $0, respectively	2,478,000	846,000
Deferred liabilities	973,000	1,071,000
Total long-term liabilities	3,451,000	1,917,000
Minority Interests in Partnerships	428,000	584,000

                        Commitments and Contingencies (Notes 4 and 6)

                        Stockholders' Equity:

                        Preferred stock, $.01 par value;

                                        5,000,000 shares authorized, none issued

                                        and outstanding as of September 30, 2008 and 2009

	-	-

                        Common stock, $.001 par value; 50,000,000 shares

                                        Authorized, 3,898,559 shares issued and

                                        outstanding as of September 30, 2008 and 2009

	4,000	4,000
Accumulated other comprehensive loss	-	(68,000)
Capital contributed in excess of par value	17,751,000	17,632,000
Accumulated deficit	(13,805,000)	(12,159,000)
Total stockholders' equity	3,950,000	5,409,000

                        Total Liabilities and Stockholders' Equity

	$ 10,254,000	$ 11,920,000

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2009	2008
Net Revenues:
Restaurant sales	$ 23,213,000	$ 25,244,000
Area development and franchise fees	13,000	-
Franchise royalties	523,000	638,000
Total net revenues	23,749,000	25,882,000
Restaurant Operating Costs:
Food and packaging costs	7,816,000	8,002,000
Payroll and other employee benefit costs	8,138,000	8,780,000
Restaurant occupancy costs	3,756,000	3,714,000
Accretion of deferred rent	1,000	33,000
Other restaurant operating costs	1,120,000	1,134,000
New store pre-opening costs	15,000	38,000
Depreciation and amortization	1,262,000	1,283,000
Total restaurant operating costs	22,108,000	22,984,000
General and administrative costs	1,568,000	2,042,000
Advertising costs	1,292,000	1,525,000
Franchise costs	161,000	312,000
Gain on disposal of restaurants and equipment	(28,000)	(35,000)
Loss From Operations	(1,352,000)	(946,000)
Other Income (Expenses):
Interest income	16,000	67,000
Interest expense	(277,000)	(80,000)
Unrealized loss on interest rate swap	(87,000)	-
Minority interest in income of partnerships	54,000	(113,000)
Total other expenses, net	(294,000)	(126,000)
Net Loss before Income Taxes	(1,646,000)	(1,072,000)
Income Tax Expense	-	4,000
Net Loss	($1,646,000)	($1,076,000)

Basic and Diluted Loss per Share	($0.42)	($0.28)

Weighted Average Common Shares Outstanding:
Basic	3,898,559	3,886,730
Diluted	n/a	n/a

See accompanying notes to these consolidated financial statements.

F-5

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2007 THROUGH SEPTEMBER 30, 2009

	Preferred Stock	Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income	Total

Balances, October 1, 2007	-	$ 0	3,866,896	$ 4,000	$17,438,000	$(11,083,000)	$ (26,000)	$ 3,000	$ 6,333,000

Stock option compensation cost					90,000				90,000
Stock issued for exercised stock options			31,663		104,000				104,000
Comprehensive Loss
Net Income						(1,076,000)		(1,076,000)	(1,076,000)
Deferred hedging losses							(42,000)		(42,000)
Comprehensive loss								(42,000)

Balances, September 30, 2008	-	$ 0	3,898,559	$ 4,000	$17,632,000	$ (12,159,000)	$ (68,000)	$(1,115,000)	$ 5,409,000

Stock option compensation cost					77,000				77,000
Value of warrants issued with debt					42,000				42,000
Comprehensive(Loss
Net Loss						(1,646,000)		(1,646,000)	(1,646,000)
Deferred hedging losses							68,000		68,000
Balances, September 30, 2009	-	$ 0	3,898,559	$ 4,000	$17,751,000	$(13,805,000)	$ 0	$(2,761,000)	$ 3,950,000

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (1,646,000)	$ (1,076,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,262,000	1,283,000
Note discount amortization	15,000	-
Accretion of deferred rent	1,000	33,000
Minority interest expense (income)	(54,000)	113,000
Gain on disposal of property, restaurants and equipment	(28,000)	(35,000)
Stock option compensation cost	77,000	90,000
Expenses associated with exit activity	-	95,000
Unrealized loss on interest rate swap agreement	87,000	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	38,000	42,000
Inventories	20,000	(35,000)
Prepaid expenses and other	47,000	(40,000)
Deposits and other assets	16,000	(3,000)
(Decrease) increase in:
Accounts payable	(273,000)	232,000
Accrued and other liabilities	(157,000)	(90,000)
Deferred franchise fees	-	10,000
Net cash provided by (used in) operating activities	(595,000)	619,000
Cash Flows From Investing Activities:
Payments for the purchase of property and equipment	(284,000)	(3,282,000)
Proceeds from the sale of assets	-	747,000
Purchase of franchisee	-	(272,000)
Loans made to franchisees and to others	(31,000)	(54,000)
Payments received on loans to franchisees and to others	31,000	74,000
Net cash used in investing activities	(284,000)	(2,787,000)
Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long‑term debt	(123,000)	(870,000)
Borrowings on notes payable and long-term debt	185,000	2,180,000
Proceeds from exercise of stock options	-	104,000
Net proceeds on line-of-credit	320,000	-
Distributions(net of contributions) paid to minority interests in partnerships	(102,000)	(297,000)
Net cash provided by financing activities	280,000	1,117,000
Net Change in Cash and Cash Equivalents	(599,000)	(1,051,000)
Cash and Cash Equivalents, beginning of year	1,414,000	2,465,000
Cash and Cash Equivalents, end of year	$ 815,000	$ 1,414,000
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 299,000	$ 111,000
Non-cash acquisition price of franchise store (notes receivable)	$ -	$ 250,000
Non-cash deferred hedging losses	$ -	$ 42,000
Non-cash fair value of warrants	$ 42,000	$ -

See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial statements

1.     Organization and Summary of Significant Accounting Policies:

Organization - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

Drive Thru commenced operations in 1986 and, as of September 30, 2009, operates thirty company-owned and joint venture drive-thru fast food hamburger restaurants.  The Company's restaurants are located in Colorado. In addition, Drive Thru has twenty-two franchises, eighteen operating in Colorado, two in Wyoming, one in Idaho and one in North Dakota, and is offering franchises for development of additional Drive Thru restaurants.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB". The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. For further discussion of the Codification see "FASB Codification Discussion" in Management's Discussion and Analysis of Financial Condition and Results of Operations (commonly referred to as MD&A) elsewhere in this report.

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

We have classified $1,595,000 as assets held for sale in the accompanying consolidated balance sheet. These costs are related to a site in Firestone, Colorado which has been fully developed.  The restaurant is being marketed for sale and leaseback.  The proceeds of a sale leaseback transaction, if consummated, are required to be used for the reduction of the line of credit payable to PFGI II, LLC. The effect on our operating cash flow is not material as the interest expense on the line of credit is approximately equal to the proposed rental rate on sale and leaseback transaction.

Impairment of Long-Lived Assets - We review our long-lived assets for impairment in accordance with the guidance of FASB ASC 360-10, Property, Plant, and Equipment, including land, property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets and the expected cash flows are based on recent historical cash flows at the restaurant level (the lowest level that cash flows can be determined).

An analysis was performed on a restaurant by restaurant basis at September 30, 2009. Assumptions used in preparing expected cash flows were as follows:

•         Sales projections are as follows: Fiscal 2010 sales are projected flat with respect to fiscal 2009, for fiscal years 2011 to 2024 we have used annual increases of 2% to 3%. We believe the 2% to 3% increase in the years beyond 2010 is a reasonable expectation of growth and that it would be unreasonable to expect no growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6%.

•         Our variable and semi-variable restaurant operating costs are projected to increase proportionately with the sales increases as well as increasing an additional 1.5% per year consistent with inflation.

•         Our other fixed restaurant operating costs are projected to increase 1.5% to 2% per year.

•         Food and packaging costs are projected to remain flat in relation to our current fiscal 2009 food and packaging costs as a percentage of sales.

•         Salvage value has been estimated on a restaurant by restaurant basis considering each restaurant's particular equipment package and building size.

Given the results of our impairment analysis at September 30, 2009 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

Our impairment analysis included a sensitivity analysis with regard to the cash flow projections that determine the recoverability of each restaurant's assets. The results indicate that even with a 20% decline in our projected cash flows we would still not have any potential impairment issues.  However if we elect to sublease, close or otherwise exit a restaurant location impairment could be required. We have experienced higher than normal food and packaging costs as a percentage of restaurant sales in recent years and we do not believe these costs will remain at these levels in future years. However for purposes of our cash flow projections in the asset impairment analysis we have assumed our food and packaging costs will remain at these higher levels.

Each time we conduct an impairment analysis in the future we will compare actual results to our projections and assumptions, and to the extent our actual results do not meet expectations, we will revise our assumptions and this could result in impairment charges being recognized.

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the company, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the board of directors.

To date we have not written down any assets due to impairment, however projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value would be determined using forecasted cash flows discounted using an estimated average cost of capital and the impairment charge would be recognized in income from operations.

Sales of Restaurants and Restaurant Equity Interests - Sales of restaurants or non-controlling equity interests in restaurants developed by the Company are recorded under either the full accrual method or the installment method of accounting.  Under the full accrual method, a gain is not recognized until the collectability of the sales price is reasonably assured and the earnings process is virtually complete without further contingencies.  When a sale does not meet the requirements for income recognition, the related gain is deferred until those requirements are met.  Under the installment method, the gain is incrementally recognized as principal payments on the related notes receivable are collected.  The Company's accounting policy, with regards to the sale of restaurants, is in accordance with the guidance of FASB ASC 360-10, Property, Plant, and Equipment.  If the initial payment is less than the percentages set forth, use of the installment method is required.

The Company's accounting for the sale of restaurants is also in accordance with FASB ASC 810-20, Consolidation of Variable Interest and Special-Purpose Entities, because the risks and other incidents of ownership have been transferred to the buyer.  Specifically, a) no continuing involvement by the Company exists in restaurants that are sold, b) sales contracts and related income recognition are not dependant on the future successful operations of the sold restaurants, and c) the Company is not involved as a guarantor on the purchasers' debts.

Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $551,000 as of September 30, 2009) is reflected in the accompanying consolidated balance sheet as a deferred liability.  Also included in the $973,000 deferred and other liability balance is a $422,000 deferred gain on the sale of the building and improvements of two Company-owned restaurants in two separate sale leaseback transactions.  The building and improvements were subsequently leased back from the third party purchasers. The gains will be recognized in future periods in proportion to the rents paid on the fifteen and twenty year leases.

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

Accounting for Notes Receivable - The Company's notes receivables are all due from Good Times franchisees, or franchise advertising cooperatives. All of the notes receivable are collateralized by real estate or equipment and certain of the notes are personally guaranteed by the franchisees. The notes are all term notes with interest accruing at market rates. The Company reviews the notes from time to time to access collectability. The Company has determined that all notes receivable at September 30, 2009 are collectable and allowances for write-downs are not necessary.

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

Income Taxes - We account for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Net Income (Loss) Per Common Share - The income (loss) per share is presented in accordance with the guidance of FASB ASC 260-10, Earnings per Share (EPS).  Basic EPS is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 9,953 shares of common stock were not included in computing diluted EPS for 2009 because their effects were anti-dilutive. Options for 81,364 shares of common stock were included in computing diluted EPS for 2008 because they were dilutive.

Financial Instruments and Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted.  Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.  Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees (see Note 6).

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 30, 2009, notes receivable totaled $118,000 and are due from four entities.  Additionally, the Company has other current receivables totaling $122,000, which includes $72,000 of franchise receivables.

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

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate $1,100,000 term loan. In fiscal 2008 The Company recorded the fair value of these contracts in the balance sheet, with the offset to other comprehensive loss. In fiscal 2009 the fair value has been recognized in current earnings due to the technical covenant defaults that exist with the underlying Wells Fargo Bank loan. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. See Note 4 for additional information.

Stock-Based Compensation - Stock-based compensation is presented in accordance with the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). See Note 10 for additional information.

Variable Interest Entities - FASB ASC 810-20, Consolidation of Variable Interest and Special-Purpose Entities, can require consolidation of "variable interest entities" (VIEs).  Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has several franchisees with notes payable to the Company.  These franchisees are VIE's as defined by FASB ASC 810-20, however, the Company is not the primary beneficiary of these entities.  Therefore they are not required to be consolidated under the guidance of FASB ASC 810-20.

         Fair Value of Financial Instruments - The Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, effective October 1, 2008. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. See Note 11 for additional information.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by Topic 820 of the FASB ASC, must maximize the use of observable inputs and minimize the use of unobservable inputs.

FASB ASC 820 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under FASB ASC 820 are as follows:

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

Recent Accounting Pronouncements - In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

         In June 2008, the FASB issued FASB ASC 815-40, Derivatives and Hedging , that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company's own stock, including instruments similar to warrants to purchase the company's stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815 Although FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations.

In December 2007, the FASB issued FASB ASC 805, Business Combinations, which establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination.  This accounting pronouncement is effective for fiscal years beginning after December 15, 2008, which will effective for our fiscal year beginning October 1, 2009.  The requirements of FAS 141 will only impact future business combination transactions into which we may enter.

In December 2007, the FASB issued FASB ASC 810-10, Consolidation, which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  FAS ASC 810-10 is effective for fiscal years beginning after December 15, 2008, which will be effective for our fiscal year beginning October 1, 2009.  We are currently evaluating the requirements of FAS ASC 810-10 and have not yet determined the impact on our financial statements.

2.     Liquidity:

As of September 30, 2009, we had $815,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2010.  We anticipate that we will require additional working capital of $300,000 to $500,000 during January through April, 2010 and we are pursuing additional sources of funding to increase our working capital.   We are pursuing rent concessions from several of our landlords and anticipate improved income from operations of $75,000 - $100,000 from those transactions in fiscal 2010. If circumstances require we may contemplate the sale or sublease of selected underperforming restaurants in fiscal 2010.  In April, 2009 we extended the maturity of our $2,500,000 line of credit with PFGI II, LLC to July, 2010 and have further extended the maturity to December 31, 2012 as described below (see "Financing Transactions" below).

As of September 30, 2009, we had a working capital deficit of $1,200,000 due primarily to the entire note payable to Wells Fargo Bank, N.A. of $846,000 shown as a current liability due to certain loan covenant defaults that existed as of September 30, 2009. We are not in payment default under the note and anticipate remaining current on all principal and interest payments in fiscal 2010, subject to our successfully raising additional operating capital.  We have received a Forbearance and Reservation of Rights letter from Wells Fargo Bank stating that they are accepting current principal and interest payments and are not currently accelerating the note, subject to agreeing to an acceptable Required Corrective Action for the covenant defaults.  It is unlikely that we will have an acceptable Required Corrective Action until our Earnings Before Interest Taxes and Depreciation ("EBITDA") improves.  If Wells Fargo were to accelerate the note payable, we would need additional financing and we do not currently have a source for such financing.  Additionally, we have recorded an $87,000 current liability related to the unrealized loss on our interest rate swap, as noted in Note 4 below.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Due to the classification of the entire Wells Fargo note payable as a current liability and the right of Wells Fargo to accelerate the required payment of the note, we do not show the ability to fully satisfy our liabilities in the normal course of business without raising additional capital.   It is our objective to acquire additional operating capital through debt and equity offerings and the possible sale of an existing restaurant with such funds to be used for the repayment of the Wells Fargo note and to increase our working capital.  We believe we will be successful in raising sufficient additional operating capital and in restructuring our debt obligations, however there can be no assurance that we will be successful in raising such additional funds.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon on our ability to obtain additional operating capital, restructure our debt obligations and attain profitability.

In December, 2009 we entered into an agreement to extend the maturity of the PFGI II, LLC loan to December 31, 2012 and modified the terms of the loan to include a 25 year amortization period with a balloon payment on December 31, 2012.  As a result, the majority of the PFGI II LLC loan is shown as a long term liability as of September 30, 2009. We anticipate either developing a new restaurant on the land we own collateralizing the PFGI II loan and reducing the amount of the loan by the value of the land or selling the property and using the proceeds to reduce the loan, with estimated net proceeds of $800,000 to $1,000,000.  We will continue to market the other land and building we own that collateralizes the PFGI loan for a sale and leaseback and plan to use the net proceeds to reduce the loan.

3.     Notes Receivable:

Notes receivable consists of the following as of September 30, 2009:

Notes receivable from franchisees related to restaurant equipment; 6.0% to 10% interest per annum; monthly payments of principal and interest are due in the amount of approximately $2,200; final payment due in 2012; collateralized by all fixtures and equipment of the related restaurants.	33,000

Note receivable from a franchisee related to a working capital loan; 10% interest per annum; monthly payments of principal and interest are due in the amount of $2,150; final payment due in 2013; collateralized by all fixtures and equipment of the related restaurant.	85,000
118,000
Less current portion	(36,000)
Notes receivable, net of current portion	$ 82,000

4.     Debt:

Note payable with PFGI II, LLC with monthly payments of interest (prime rate +2%, with a minimum rate of 8%, at September 30, 2010 the rate was 8.0%) through December 31, 2009.  Beginning in January 2010 payments of principal and interest (8.65%, with a 25 year amortization) will be due monthly with a balloon payment of all unpaid principal due on December 31, 2012.  The loan is secured by two Real Property Deeds of Trust, four Leasehold Deeds of Trust and Security Agreements and Assignment of Rents and Fixture Filings and two Security Agreements and Assignment of Rents and Fixture Filings related to those six corporate restaurants.  The promissory note constitutes a line of credit which may be repaid but not re-advanced, at any time.

$ 2,500,000

Note payable with Wells Fargo Bank, NA with payments of principal and interest (prime rate less .5%) due monthly and the final payment due in April 2015. The loan is secured by four Security Agreements related to the furniture, fixtures and equipment of the four corporate restaurants. This loan is classified as current based on covenant violations as discussed below.	846,000

Related Party note payable with Golden Bridge, LLC with monthly payments of interest (10%) due monthly with all unpaid principal due July 10, 2010. The promissory note is subject to the terms of an Intercreditor Agreement between the Company, Golden Bridge, LLC and PFG1 II, LLC, and the deeds of trust and security agreements described in such Intercreditor Agreement. See note 7 below for further explanation.	185,000

Unamortized note discount related to warrants issued in connection with the above note payable with Golden Bridge, LLC.	(27,000)
Other, various terms	1,000
3,505,000
Less current portion	(1,027,000)
Long term portion	$ 2,478,000

In conjunction with the Wells Fargo Bank term loan, the Company entered into a variable to fixed interest rate swap agreement with Wells Fargo Bank effective May 9, 2007, with a notional amount of $1,100,000, a pay rate of 7.77% and a receive rate based on the bank prime rate less .50%. The swap agreement has an eight-year term and has the effect of normalizing the effective interest rate at 7.77%. As of September 30, 2009, the fair value of the contract was a loss of $87,000. The unrealized loss has been recorded in interest expense.

As of September 30, 2009, principal payments on debt become due as follows:

Years Ending September 30,

2010	$ 1,027,000
2011	32,000
2012	34,000
2013	2,412,000
$3,505,000

In connection with the Wells Fargo Bank loan, the Company has agreed to certain covenants, which include minimum tangible net worth, a total liabilities to tangible net worth ratio and a fixed charge coverage ratio, as defined in the agreement. As stated above in Note 2 as of September 30, 2008, the Company is not in compliance with its loan covenants.

5.         Other Accrued Liabilities:

           Other accrued liabilities consist of the following at September 30, 2009:

Wages and other employee benefits	$ 225,000
Taxes, other than income tax	491,000
Other	214,000

$930,000

6.         Commitments and Contingencies:

The Company's office space, and the land and buildings related to the Drive Thru restaurant facilities are classified as operating leases and expire over the next 15 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2009 and 2008.

Following is a summary of operating lease activities:

Year Ended September 30, 2009

Minimum rentals	$2,445,000
Less sublease rentals	(381,000)

Net rent paid	$2,064,000

As of September 30, 2009, future minimum rental commitments required under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ending September 30, 2009

2010	$2,223,000
2011	2,062,000
2012	1,951,000
2013	1,887,000
2014	1,779,000
Thereafter	9,242,000
19,144,000
Less sublease rentals	(2,645,000)

$16,499,000

The Company is contingently liable on several ground leases that have been subleased or assigned to franchisees. The subleased and assigned leases expire between 2010 and 2024. Currently we have not been notified nor are we aware of any leases in default by the franchisees, however there can be no assurance that there will not be in the future which could have a material effect on our future operating results.

7.       Financing Transactions:

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

The acquisition of the two restaurants was accounted for using the purchase method as defined in FASB ASC 805-10, Business Combinations. The purchase price was allocated as follows:

Current assets net of current liabilities	$ 14,000
Property and equipment	1,316,000
Total purchase price	$ 1,330,000

The sale-leaseback transaction was entered into simultaneously with the acquisition and involved selling the land, building and improvements of one of the acquired restaurants for net proceeds of $849,000. The sale-leaseback was the funding vehicle for the purchase of the two restaurants and was not used to raise cash for the Company or increase our liquidity. The assets sold in the sale-leaseback transaction were never recorded in our financial statements as the long term lease entered into does not meet any of the criteria for a capital lease and therefore qualifies as an operating lease, as defined in FASB ASC 840-10, Leases. After the sale-leaseback transaction was accounted for, it resulted in $476,000 in fixed assets and $14,000 in current assets recorded on our financial statements. We believe the $476,000 represents the fair value of the net assets acquired (after completion of the simultaneous sale-leaseback transaction) consisting of furniture, fixtures and equipment in two restaurants and the site improvements and building in one restaurant.

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 extending the maturity to July 10, 2010 and again on December 14, 2009 extending the maturity to December 31, 2012.  The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and first deeds of trust on two real properties funded by the line of credit. The total outstanding balance on the line of credit was $2,500,000 at September 30, 2009.  Of the $2,500,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  The remaining balance is related to the purchase, entitlement and other development fees on a parcel of land in Aurora, Colorado that will be either developed into a company-owned restaurant, leased or sold.

On April 20, 2009 as reported on form 8-K, Good Times Restaurants Inc. (the "Company") and Good Times Drive Thru Inc. ("GTDT"), a wholly owned subsidiary of the Company, entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 (the "Golden Bridge Loan") to GTDT to be used for restaurant marketing and other working capital costs.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge.  Eric Reinhard is the sole manager of Golden Bridge.  The Company's and GTDT's obtaining of the Golden Bridge Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.

The Golden Bridge Loan is evidenced by a promissory note dated April 20, 2009 (the "Note") made by the Company and GTDT, as co-makers, and bears interest at a rate of 10% per annum on the unpaid principal balance.  The Note provides for monthly interest payments and will mature and be due and payable in full on July 10, 2010.  The commitment fee for the Loan is $3,700.  The Golden Bridge Loan Agreement contains customary event of default provisions and a cross-default provision with respect to the loan agreement for the PFGI II, LLC loan (as described above).

The Golden Bridge Loan Agreement and the Golden Bridge Note are subject to the terms of an intercreditor agreement dated April 20, 2009 (the "Intercreditor Agreement"), among the Company, GTDT, Golden Bridge and PFGI II, LLC ("PFGI").  As previously reported by the Company, GTDT currently has a $2,500,000 revolving line of credit with PFGI (the "PFGI Loan"), which was scheduled to mature on July 10, 2009, under which $2,500,000 was outstanding as of April 20, 2009.  Under the Intercreditor Agreement, PFGI and Golden Bridge agreed that, upon any payments of principal or interest on the Loan or the PFGI Loan by GTDT, PFGI and Golden Bridge shall each be entitled to its pro rata share of such payments in the amount of 93.1% for PFGI and 6.9% for Golden Bridge.  The Intercreditor Agreement also provides that GTDT and the Company may prepay the Loan in whole or in part with the prior consent of PFGI, and that any other indebtedness of the Company or GTDT to PFGI or Golden Bridge shall be subordinate in payment and lien priority to the Loan and the PFGI Loan to the extent of the proceeds of the collateral.  Under the Intercreditor Agreement, all money received from any foreclosure on the collateral securing the PFGI Loan shall be applied to PFGI and Golden Bridge for their expenses related to such event and then on a pari passu basis to PFGI and Golden Bridge in accordance with their respective pro rata shares.

Prior to the closing of the Golden Bridge Loan, borrowings under the PFGI Loan were secured by GTDT's leasehold estates and business assets with respect to certain of GTDT's restaurants located in Boulder, Adams, Jefferson and Larimer counties in Colorado and first deeds of trust on real property in Arapahoe and Weld counties in Colorado developed under the PFGI Loan.  In connection with PFGI's entry into the Intercreditor Agreement, GTDT and the Company entered into a first amendment to the amended and restated promissory note dated April 20, 2009 (the "PFGI Note Amendment"), which extended the maturity date of the PFGI Loan until July 10, 2010.  Effective January 1, 2010, the maturity of the PFGI Loan was further extended to December 31, 2012 and the Company will enter into an Amended and Restated Promissory Note.

In connection with the Golden Bridge Loan, the Company issued a three-year warrant dated April 20, 2009 (the "Warrant") to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 92,500 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $1.15 per share.  The number of Warrant Shares and the exercise price are subject to customary antidilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrants issued was determined to be $42,000 with the following assumptions; 1) risk free interest rate of 1.27%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $42,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over the term of fourteen months and charged to interest expense.

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

9.       Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30:

2009

2008

Current

Long Term

Current

Long Term

Deferred assets (liabilities):
Tax effect of net operating loss carry-forward	$ -	$ 2,292,000	$ -	$ 1,886,000
Partnership basis difference	-	143,000	-	124,000
Deferred revenue	-	172,000	-	183,000
Property and equipment basis differences	-	117,000	-	57,000
Other accrued liability difference	48,000	36,000	7,000	-
Net deferred tax assets	48,000	2,760,000	7,000	2,250,000
Less valuation allowance*	(48,000)	(2,760,000)	(7,000)	(2,250,000)

Net deferred tax assets	$ -	$ -	$ -	$ -

*   The valuation allowance increased by $551,000 during the year ended September 30, 2009.

The Company has net operating loss carry-forwards of approximately $6,012,000 for income tax purposes which expire from 2010 through 2029.  The use of these net operating loss carry-forwards may be restricted due to changes in ownership.

Total income tax expense for the years ended 2009 and 2008 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2009	2008

Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$ (576,000)	$ (375,000)
State income tax, net of federal tax benefit	(50,000)	(32,000)
Effect of change in valuation allowance	552,000	144,000
Change in partnership basis	-	240,000
Permanent differences	68,000	57,000
Other	6,000	(34,000)

Provision for income taxes	$ -	$ -

10.         Related Parties:

The Erie County Investment Company (owner of 99% of The Bailey Company) is a substantial holder of our common stock and has certain contractual rights to elect up to three members of the Company's board of directors under the Series B Convertible Preferred Stock Agreements entered into in February, 2005.

The Company leases office space from The Bailey Company under a lease agreement which expired in September 2009 and is currently leasing the space on a month to month basis.  Rent paid to them in fiscal 2009 and 2008 for office space was $55,000 and $55,000, respectively.

The Bailey Company is also the owner of one franchised Good Times Drive Thru restaurant which is located in Loveland, Colorado and was the owner of one franchised restaurant in Thornton, Colorado which was closed in October 2009. The Bailey Company has entered into two franchise and management agreements with us, franchise royalties and management fees paid under those agreements totaled approximately $78,000 and $94,000 for the fiscal years ending September 30, 2009 and 2008, respectively. Amounts due from The Bailey Company in regards to these agreements at September 30, 2009 and 2008 were $18,000 in each year.

In April 2009 the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge.  Eric Reinhard is the sole manager of Golden Bridge.  The Company's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.   Total interest and commitment fees paid under this agreement were approximately $12,000 for fiscal 2009. The amount due to related parties under this agreement that is included in notes payable was $185,000 at September 30, 2009. See Note 7 above for the terms of the loan.

11.      Fair Value of Financial Instruments:

The Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, effective October 1, 2008. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by Topic 820 of the FASB ASC, must maximize the use of observable inputs and minimize the use of unobservable inputs.

FASB ASC 820 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value be disclosed by the input level under which they were valued. The input levels defined under FASB ASC 820 are as follows:

Level 1: Quoted market prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009:

Level 2

Interest Rate Swap liability                $87,000

12.         Stockholders' Equity:

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

Stock Option Plans - The Company has an Omnibus Equity Incentive Compensation Plan (the "2008  Plan"), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company's 2001 Stock Option Plan (the "2001  Plan").  As of September 30, 2009, 172,841 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

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

 Following the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during fiscal 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Net income for the fiscal years ended September 30, 2009 and 2008 includes $77,000 and $90,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2009, we granted 12,000 non-statutory stock options and 68,400 incentive stock options both with exercise prices of $1.47. The per share weighted average fair value was $.97 for both non-statutory stock option grants and incentive stock option grants.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Incentive Stock Options	Non-Statutory Stock Options
Expected term (years)	6.5	6.7
Expected volatility	70%	67%
Risk-free interest rate	2.8%	2.8%
Expected dividends	0	0

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

FASB ASC 718-10-30 requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the fiscal years ended September 30, 2009 and 2008.

A summary of stock option activity under our share-based compensation plan for the fiscal year ended September 30, 2009 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	353,942	$4.04
Granted	80,400	$1.47
Exercised	0
Forfeited	(15,160)	$4.90
Expired	(39,951)	$3.21
Outstanding Sept 30, 2009	379,231	$3.55	5.6	$0

Exercisable Sept 30, 2009	271,163	$3.68	4.4	$0

As of September 30, 2009, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $106,000 and is expected to be recognized over a weighted average period of 2.08 years.

The total intrinsic value of stock options exercised during the fiscal year ended September 30, 2009 was $0.  Cash received from stock option exercises for the fiscal year ended September 30, 2009 was $0.

13.    Retirement Plan:

The Company has a 401(k) profit sharing plan (the "Plan").  Eligible employees may make voluntary contributions to the Plan, which may be matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation.  The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage.  The Company made matching contributions of $0 and $30,000 in fiscal 2009 and fiscal 2008 respectively.  All matching contributions are made in cash.

14.    Subsequent Events:

In December, 2009 the Company entered into an agreement to amend the PFGI II Loan.  The maturity date was extended to December 31, 2012, the interest rate was increased to 8.65% and monthly payments of principal and interest will be payable beginning January 31, 2010, based upon a 25 year amortization prior to maturity.  In connection with the agreement the Company also agreed to issue $125,000 of warrants exercisable at the average market price during the twenty days prior to January 2, 2010.

Subsequent events have been evaluated through December 28, 2009, the date the consolidated financial statements were available to be issued.

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

Item 9A.        Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company's fiscal year ended September 30, 2009, the Company's Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company's disclosure controls and procedures were effective.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that, as of September 30, 2009, the Company's internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.         Other Information

Nothing to report.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Directors: The directors of Good Times Restaurants are as follows:

Geoffrey R. Bailey, age 58, has served as a Good Times director since 1996 and is a member of the Special Committee.  He is also a director of The Erie County Investment Co., which owns 99% of The Bailey Company.  The principal business of The Bailey Company is owning and operating 58 Arby's restaurants as a franchisee, and The Bailey Company has also been a franchisee and joint venture partner of Good Times Restaurants since 1987.  Mr. Bailey joined The Erie County Investment Co. in 1979.  Mr. Bailey is a graduate of the University of Denver with a Bachelor's Degree in Business Administration.

Ron Goodson, age 53, has served as a Good Times director since 2005 and is a member of the Compensation Committee.  He also is the Vice President & General Manager for the Pepsi Cola Bottling Group's Southwest Market Unit.  Mr. Goodson has been with PepsiCo and Pepsi Bottling Group for 30 years where he has held numerous positions with increasing responsibility in more than half a dozen geographical territories.  In addition Mr. Goodson has served on the North America Diversity Advisory Board, the PBG Annual Planning Steering Committee and is active with the Company's focus on campus recruiting and retention.  Mr. Goodson is a graduate of Wright State University.  His current executive board involvement is with the YMCA and The City of Hope.

David Grissen, age 52, has served as a Good Times director since 2005 and is a member of the Audit Committee.  He is Executive Vice President Eastern Region for Marriott International, a position he has held since 2005.  He is responsible for 730 hotels within the Eastern Region (spanning from the states of Maine to South Carolina) operated under the Marriott Hotels & Resort, Marriott Conference Centers, Renaissance Hotels & Resorts, Courtyard, Residence Inn, TownePlace Suites and SpringHill Suites brands.  He oversees Human Resources, Sales and Marketing, Finance, Market Strategy, Information Resources and Development and Feasibility areas through key executives on the Eastern Regional Team.  Prior to Mr. Grissen's current role, he served as Senior Vice President for the Marriott International Mid Atlantic Region.  Mr. Grissen joined Marriott from Dreyer's Grand Ice Cream in 1987, where he had served as Director of Finance and Planning.  Mr. Grissen holds a B.A. from Michigan State University and a M.B.A. from Loyola University in Chicago.

Boyd E. Hoback, age 54, has served as a Good Times director since 1992 and is President and Chief Executive Officer of Good Times Restaurants, a position which he has held since December 1992, and he has been in the restaurant business since the age of 16.  Mr. Hoback has been a vital part of the development of Good Times to a 52-restaurant chain and has been involved in developing all areas of the Company.  Mr. Hoback is an honors graduate of the University of Colorado in finance.

Eric W. Reinhard, age 51, has served as a Good Times director since 2005 and in addition to serving as Chairman of the Board, Mr. Reinhard also serves as President of the Pepsi Cola Bottler's Association, a beverage association management and consulting association and a position he has held since 2006. Prior to June 2004 he was the General Manager for the Pepsi Bottling Group's Great West Business Unit.  While in this role, Mr. Reinhard was also a member of the Pepsi Bottling Group's Chairman's Operating Council, a member of the Food Service Strategic Planning Committee, and a member of The Dr. Pepper Bottler Marketing Committee.   Mr. Reinhard joined Pepsi Cola in 1984 after four years with The Proctor & Gamble Distributing Company.  Since 1984 he has held several field and headquarters positions including Vice President/General Manager Pepsi-Lipton Tea partnership (JV), General Manager Mid-Atlantic business Unit, Area Vice President Retail Channels, Vice President On-Premise Operations and Area Vice President of Franchise Operations.  Mr. Reinhard holds a BA from Michigan State University and has completed the Executive Business Program at the University of Michigan.

Richard J. Stark, age 69, has served as a Good Times director since July 1990.  He is Chairman of the Audit Committee, and a member of the Compensation and Special Committees  Mr. Stark has spent over 40 years in the investment industry.  He is currently President of Boulder Asset Management, a firm that he founded in 1984. From 1982 - 1984, Mr. Stark was the Chief Investment Officer of Interfirst Investment Management in Dallas, Texas and was responsible for all individual asset management at S&P/Intercapital in New York.  Mr. Stark is a graduate of Marquette University with a BS in business administration (finance) and has an MBA from the University of Illinois with a major in finance.  Mr. Stark received his chartered financial analyst designation in 1974.

Alan A. Teran, age 63, has served as a Good Times director since 1994.  He is a member of the Audit, Compensation and Special Committees.  Additionally, Mr. Teran has been a Director of Morton's of Chicago since 1993.  Mr. Teran is currently a principal in multiple private restaurants.  Mr. Teran served as president of Cork & Cleaver from 1975 - 1981 and served as a Director for Boulder Valley National Bank and Charlie Brown's Restaurants. He was one of the first franchisees of Le Peep Restaurants.  Mr. Teran graduated from the University of Akron in 1968 with a degree in business.

There are no family relationships among the directors.  The board has determined that of the current directors Geoffrey R. Bailey, Ron Goodson, David Grissen, Richard J. Stark and Alan A. Teran are independent directors under the NASDAQ listing standards.

Geoffrey R. Bailey was originally elected to the Board of Directors pursuant to contractual board representation rights granted to The Bailey Company in connection with its investment in shares of our Series A Convertible Preferred Stock in 1996.  Mr. Bailey continues to serve on the board pursuant to contractual board representation rights held by The Bailey Company and its affiliates ("The Bailey Group") in connection with our Series B Convertible Preferred Stock financing in February 2005, whereby The Bailey Group is currently entitled to elect three members of our Board of Directors, two of whom must be independent directors.  Richard J. Stark and Alan A. Teran are the additional members of the Board of Directors and nominees designated by The Bailey Group under these provisions.  Accordingly, the votes of The Bailey Group shall be determinative as to the election of Messrs. Bailey, Stark and Teran.  The other investors in our Series B Convertible Preferred Stock financing also have board representation rights whereby they are currently entitled to elect three members of our Board of Directors.  Ron Goodson, David Grissen and Eric W. Reinhard are the members of the Board of Directors and nominees designated under these provisions.  Accordingly, the votes of the other investors in our Series B Convertible Preferred Stock financing shall be determinative as to the election of Messrs. Goodson, Grissen and Reinhard.  See Item 13 "Certain relationships and related transactions" for additional discussion of these provisions.  There are no other arrangements or understandings between any current director and any other person under which that director was elected or nominated.

Nominee selection process: Our Board of Directors as a whole acts as the nominating committee for the selection of nominees for election as directors.  We do not have a separate standing nominating committee since we require that our director nominees be approved as nominees by a majority of our independent directors.  The board will consider suggestions by stockholders for possible future nominees for election as directors at the next annual meeting when the suggestion is delivered in writing to the corporate secretary of Good Times Restaurants by August 15 of the year immediately preceding the annual meeting.  No request for a recommended nominee was made by the August 15, 2009 deadline by any stockholder or group of stockholders with beneficial ownership of more than 5% of the Company's common stock as indicated in a Schedule 13D or 13G.

The board selects each nominee, subject to contractual nominee designation and election rights held by certain stockholders, as discussed below, based on the nominee's skills, achievements and experience, with the objective that the board as a whole should have broad and relevant experience in high policymaking levels in business and a commitment to representing the long-term interests of the stockholders.  The board believes that each nominee should have experience in positions of responsibility and leadership, an understanding of our business environment and a reputation for integrity.

The board evaluates each potential nominee individually and in the context of the board as a whole.  The objective is to recommend a group that will effectively contribute to our long-term success and represent stockholder interests.  In determining whether to recommend a director for re-election, the board also considers the director's past attendance at meetings and participation in and contributions to the activities of the board.

When seeking candidates for director, the board solicits suggestions from incumbent directors, management, stockholders or others.  The board does not have a charter for the nominating process.

Communication with the directors: The board welcomes questions or comments about us and our operations.  Those interested may contact the board as a whole or any one or more specified individual directors by sending a letter to the intended recipients' attention in care of Good Times Restaurants Inc., Corporate Secretary, 601 Corporate Circle, Golden, CO 80401.  All such communications other than commercial advertisements will be forwarded to the appropriate director or directors for review.

Board Committees

Audit Committee: The Audit Committee currently consists of Messrs. Grissen, Teran and Stark, each of whom are independent directors under the applicable NASDAQ listing standards.   The Board has determined that Richard Stark is an audit committee financial expert, as that term is defined by the Securities and Exchange Commission ("SEC") rules.  The function of this Committee relates to oversight of the auditors, the auditing, accounting and financial reporting processes and the review of the Company's financial reports and information.  In addition, the functions of this Committee have included, among other things, recommending to the Board the engagement or discharge of independent auditors, discussing with the auditors their review of the Company's quarterly results and the results of their audit and reviewing the Company's internal accounting controls.  The Audit Committee operates pursuant to a written Charter adopted by the Board of Directors.  A current copy of the Audit Committee Charter is available on our website at www.goodtimesburgers.com.  The Audit Committee held four meetings during fiscal 2009.

Compensation Committee: The Compensation Committee currently consists of Messrs. Goodson, Stark and Teran, each of whom are independent directors under the applicable NASDAQ listing standards.  The function of this Committee is to consider and determine all matters relating to the compensation of the President and Chief Executive Officer and other executive officers, including matters relating to the employment agreements.  The Compensation Committee held one meeting during fiscal 2009.

The Compensation Committee does not have a Charter. The responsibility of the Compensation Committee is to review and approve the compensation and other terms of employment of our Chief Executive Officer and our other executive officers, including all of the executive officers named in the Summary Compensation Table in Item 11 of Part III of this Form 10-K (the "Named Executive Officers").  Among its other duties, the Compensation Committee oversees all significant aspects of the Company's compensation plans and benefit programs.  The Compensation Committee annually reviews and approves corporate goals and objectives for the Chief Executive Officer's compensation and evaluates the Chief Executive Officer's performance in light of those goals and objectives.  The Compensation Committee also recommends to the Board of Directors the compensation and benefits for members of the Board of Directors.  The Compensation Committee has also been appointed by the Board of Directors to administer our 2008 Omnibus Equity Incentive Compensation Plan (the "2008 Plan"), which is the successor equity compensation plan to the Company's 2001 Stock Option Plan (the "2001 Plan").  The Compensation Committee does not delegate any of its authority to other persons.

In carrying out its duties, the Compensation Committee participates in the design and implementation and ultimately reviews and approves specific compensation programs.  The Compensation Committee reviews and determines the base salaries for the Named Executive Officers, and also approves awards to the Named Executive Officers under the Company's equity compensation plans.

In determining the amount and form of compensation for Named Executive Officers other than the Chief Executive Officer, the Compensation Committee obtains input from the Chief Executive Officer regarding the duties, responsibilities and performance of the other executive officers and the results of performance reviews.  The Chief Executive Officer also recommends to the Compensation Committee the base salary levels for all Named Executive Officers and the award levels for all Named Executive Officers under the Company's equity compensation programs.  No Named Executive Officer attends any executive session of the Compensation Committee or is present during final deliberations or determinations of such Named Executive Officer's compensation.  The Chief Executive Officer also provides input with respect to the amount and form of compensation for the members of the Board of Directors.

The Compensation Committee has the authority to directly engage, at the Company's expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of executive and director compensation.  For fiscal 2009, the Compensation Committee did not use the services of a compensation consultant or other adviser.  However, the Compensation Committee has reviewed surveys, reports and other market data against which it has measured the competitiveness of the Company's compensation programs.  In determining the amount and form of executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies.

Special Committee:  On August 14, 2009 as reported on form 8-K we announced that our Board of Directors has formed a Special Committee comprised of directors Richard Stark, Alan Teran and Geoff Bailey to explore and evaluate strategic alternatives aimed at enhancing shareholder value and explore alternatives to reduce the cost burdens of being a publicly held entity.  At that time, the Company hired Mastodon Ventures, Inc. to provide strategic advisory services and explore other strategic alternatives that will further the long-term business prospects of the Company and provide incremental value to its shareholders.  The foregoing activities are continuing without yet any specific recommended alternatives.

Directors' meetings and attendance: There were nine meetings of the Board of Directors held during the last full fiscal year. No member of the Board of Directors attended fewer than 75% of the board meetings and applicable committee meetings.

Each director attended the 2009 annual meeting of stockholders.

Directors' compensation: Each non-employee director receives $500 for each Board of Directors meeting attended.  Members of the Compensation and Audit Committees generally each receive $100 per meeting attended.  However, where both Compensation and Audit Committee meetings are held at the same gathering only $100 is paid to directors attending both committee meetings.  Additionally, for the fiscal year ended September 30, 2009, each non-employee director received a non-statutory stock option to acquire 2,000 shares of common stock at an exercise price of $1.15.

Audit Committee Report: Good Times Restaurant's management is responsible for the internal controls and financial reporting process for Good Times Restaurants.  The independent accountants for Good Times Restaurants are responsible for performing an independent audit of the financial statements in accordance with generally accepted auditing standards and to issue a report on those financial statements.  The Audit Committee's responsibility is to monitor and oversee these processes.

In this context, the Audit Committee met with management and the independent accountants to review and discuss the Good Times Restaurants financial statements for the fiscal year ended September 30, 2009.  Management represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the financial statements with management and the independent accountants.

The Audit Committee has discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees.  The Audit Committee has also received the written disclosures and the letter from the independent accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountants' communications with the Audit Committee concerning independence and the Audit Committee discussed with the independent accountants that firm's independence.

Based on the Audit Committee's review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Good Times Restaurants Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for filing with the SEC.

Executive officers: The executive officers of Good Times Restaurants are as follows:

Name	Age	Position	Date Began With Company
Boyd E. Hoback	54	President & CEO	September 1987
Susan M. Knutson	51	Controller	September 1987
Scott G. LeFever	51	VP of Operations	September 1987

Boyd E. Hoback.  See the description of Mr. Hoback's business experience under "Directors".

Susan M. Knutson has been Controller since 1993 with direct responsibility for overseeing the accounting department, maintaining cash controls, producing budgets, financials and quarterly and annual reports required to be filed with the Securities and Exchange Commission, acting as the principal financial officer of the Company, and preparing all information for the annual audit.

Scott G. LeFever has been Vice President of Operations since August 1995, and has been involved in all phases of operations with direct responsibility for restaurant service performance, personnel and cost controls.

Executive officers do not have fixed terms and serve at the discretion of the Board of Directors.  There are no family relationships among the executive officers, directors or director nominees.

Code of ethics: Good Times Restaurants has adopted a Code of Business Conduct which applies to all directors, officers, employees and franchisees of Good Times Restaurants.  The Code of Business Conduct was filed with the SEC as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

Item 11.         Executive Compensation

Executive Compensation: The following table sets forth compensation information for 2009 and 2008 with respect to the named executive officers:

Summary Compensation Table for 2009 and 2008

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $[3]	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Boyd E. Hoback	2009	162,083	_	_	25,118	_	_	16,073[1]	203,274
President and Chief Executive Officer	2008	193,400	_	_	17,436	_	_	17,754[1]	228,590

Scott G. LeFever	2009	101,667	_	_	9,979	_	_	11,477[2]	123,123
Vice President of Operations	2008	119,775	5,481	_	5,277	_	_	11,262[2]	141,795

1    The amount indicated for Mr. Hoback includes an automobile allowance, long-term disability and 401(K) Plan matching contributions.

2    The amount indicated for Mr. LeFever includes an automobile allowance, long-term disability, personal expenses and 401(K) Plan matching contributions.

3    The value of stock option awards shown in this column includes all amounts expensed in the Company's financial statements in 2008 and 2009 for equity awards in accordance with the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation, excluding any estimate for forfeitures.  The Company's accounting treatment for, and assumptions made in the valuations of, equity awards is set forth in Note 1 of the notes to the Company's 2009 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  There were no option awards re-priced in 2009.

There were no shares of SARs granted during 2009 or 2008 nor has there been any nonqualified deferred compensation paid to any named executive officers during 2009 or 2008.  The Company does not have any plans that provide for specified retirement payments and benefits at, following or in connection with retirement.

The following table sets forth information as of September 30, 2009 on all unexercised options previously awarded to the named executive officers:

Outstanding Equity Awards at 2009 Fiscal Year-End
___________________________ Option Awards______________________						_______________ Stock Awards_________
Name	Number of Securities Underlying Unexercised Options -Exercisable (#)	Number of Securities Underlying Unexercised Options -Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Boyd E.	19,231	-	-	$3.12	10/01/09	-	-	-	-
Hoback	2,500	-	-	$1.38	10/01/10	-	-	-	-
	50,000	-	-	$1.75	10/01/11	-	-	-	-
	3,750	-	-	$2.70	10/01/12	-	-	-	-
	3,900	-	-	$3.60	10/01/13	-	-	-	-
	12,000	-	-	$3.11	10/01/14	-	-	-	-
	8,500	-	-	$5.68	10/01/15	-	-	-	-
	5,700	13,300 (1)	-	$6.38	11/17/16	-	-	-	-
	0	28,503 (2)	-	$1.47	11/14/18	-	-	-	-

Scott G.	1,260	-	-	$2.70	10/01/12	-	-	-	-
LeFever	2,580	-	-	$3.60	10/01/13	-	-	-	-
	5,750	-	-	$3.11	10/01/14	-	-	-	-
	5,750	-	-	$5.68	10/01/15	-	-	-	-
	1,725	4,025 (1)	-	$6.38	11/17/16	-	-	-	-
	0	17,007 (2)	-	$1.47	11/14/18	-	-	-	-

1       The options were granted on November 17, 2006. Assuming continued employment with the Company, the shares under the option agreements will become exercisable per a vesting schedule which began on November 17, 2007 continuing through November 17, 2010, whereby options vest per the following schedule: 10% on November 17, 2007; an additional 20% on November 17, 2008; an additional 30% on November 17, 2009; and an additional 40% on November 17, 2010.

2       The options were granted on November 14, 2008. Assuming continued employment with the Company, the shares under the option agreements will become fully exercisable on November 14, 2011.

The following table sets forth compensation information for 2009 with respect to directors:

Director Compensation Table for Fiscal Year 2009
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) [1,2]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings $	All Other Compensation $ [3]	Total $
Geoffrey R. Bailey	2,000	-	1,949	-	-	-	3,949
Ron Goodson	2,000	-	1,949	-	-	-	3,949
David Grissen	2,000	-	1,949	-	-	-	3,949
Eric W. Reinhard	1,000	-	1,949	-	-	2,000	4,949
Richard J. Stark	2,000	-	1,949	-	-	-	3,949
Alan A. Teran	2,000	-	1,949	-	-	-	3,949
Boyd E. Hoback [4]	-	-	-	-	-	-	0

1       The value of stock option awards shown in this column includes all amounts expensed in the Company's financial statements in 2009 for equity awards in accordance with the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation, excluding any estimate for forfeitures.  The Company's accounting treatment for, and assumptions made in the valuation of equity awards are set forth in Note 1 of the notes to the Company's 2009 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  There were no option awards re-priced in 2009.

 2         As of September 30, 2009, the following directors held options to purchase the following number of shares of our common stock:  Mr. Bailey 12,000 shares; Mr. Goodson 10,000 shares; Mr. Grissen 10,000 shares; Mr. Reinhard 14,500 shares; Mr. Stark 12,000 shares; Mr. Teran 12,000 shares; and Mr. Hoback 128,153 shares.

3          The amount indicated for Mr. Reinhard included an expense allowance for a part of the fiscal year in his role as Chairman.

4          Mr. Hoback is an employee director and does not receive additional fees for service as a member of the Board.

A description of the standard compensation arrangements (such as fees for committee service, service as chairman of the board or a committee, and meeting attendance) is set forth in the section entitled "Directors' Compensation" above.

Employment Agreement:  Mr. Hoback entered into an employment agreement with us in October 2001 and the terms of the agreement were revised effective October 2007 for compliance with Section 409A of the Internal Revenue Code.  The revised agreement provides for his employment as president and chief executive officer for two years from the date of the agreement at a minimum salary of $190,000 per year, terminable by us only for cause.  The agreement provides for payment of one year's salary and benefits in the event that change of ownership control results in a termination of his employment or termination other than for cause.  This agreement renews automatically unless specifically not renewed by the Board of Directors.  Mr. Hoback's compensation, including salary, expense allowance, bonus and any equity award, is reviewed and set annually by the Compensation Committee.  Mr. Hoback's bonus, when applicable, is based on the Company's achieving certain Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") targets for the year.

Other Employment Arrangements:  Mr. LeFever is employed as an "employee at will" and does not have a written employment agreement.  His compensation, including salary, expense allowance, bonus and any equity awards, is reviewed and approved by the Compensation Committee annually.  He participates in a bonus program that is based on both the company's level of EBITDA for the year and achieving certain operating metrics and sales targets.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of common stock by principal stockholders and management: The following table shows the beneficial ownership of shares of Good Times Restaurants common stock as of December 15, 2009 by each person known by Good Times Restaurants to be the beneficial owner of more than five percent of the shares of Good Times Restaurants common stock, each director and each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.  The address for the principal stockholders and the Directors and Officers is 601 Corporate Circle, Golden, CO 80401.

Holder	Number of shares	Percent of
Principal stockholders	beneficially owned	class**
The Bailey Company, LLLP	821,512[1]	21.07%
The Erie County Investment Co.	1,016,192[1]	26.07%
Commonwealth Equity Services LLP	316,513[2]	8.12%
Paul T. Bailey	1,074,192[3]	27.55%
Directors and Officers
Geoffrey R. Bailey, Director	23,300[4]	*
Ron Goodson, Director	214,497[5]	5.48%
David Grissen, Director	231,999[6]	5.90%
Boyd E. Hoback, Director, President and Chief Executive Officer	144,994[7]	3.59%
Scott G. LeFever, Vice President, Operations	21,413[8]	*
Richard J. Stark, Director	62,103[9]	1.58%
Alan A. Teran, Director	113,206[10]	2.88%
Eric W. Reinhard, Chairman	314,000[11]	7.94%
All directors and executive officers as a group (9 persons including all those named above)	1,144,736[12]	26.73%

1    The Bailey Company is 99% owned by The Erie County Investment Co., which should be deemed the beneficial owner of Good Times Restaurants common stock held by The Bailey Company.  The Erie County Investment Co. also owns 194,680 shares of Good Times Restaurants common stock in its own name.  Geoffrey R. Bailey is a director and executive officer of The Erie County Investment Co.  Geoffrey R. Bailey disclaims beneficial ownership of the shares of Good Times Restaurants common stock held by The Bailey Company and The Erie County Investment Co.  See footnote 3 below.

2    The information as to Commonwealth Equity Services LLP ("Commonwealth") and entities controlled directly or indirectly by Commonwealth is derived in part from Schedule 13G, as filed with the Securities and Exchange Commission on December 23, 2005 and most recently amended on February 11, 2009, and information furnished to Good Times separately by Commonwealth.

3    Includes 821,512 shares beneficially owned by The Bailey Company and 194,680 shares held of record by The Erie County Investment Co.  Paul T. Bailey is the principal owner of The Erie County Investment Co. and may be deemed the beneficial owner of shares held by The Erie County Investment Co. and The Bailey Company.  Paul T. Bailey disclaims beneficial ownership of the shares held by The Erie County Investment Co. and The Bailey Company.  Paul T. Bailey is the father of Geoffrey R. Bailey.

4    Includes 14,000 shares underlying presently exercisable stock options.

5    Includes 12,000 shares underlying presently exercisable stock options and 2,497 warrants to purchase stock.

6    Includes 12,000 shares underlying presently exercisable stock options and 19,999 warrants to purchase stock.

7    Includes 100,002 shares underlying presently exercisable stock options

8    Includes 21,413 shares underlying presently exercisable stock options

9    Includes 14,000 shares underlying presently exercisable stock options and 15,003 warrants to purchase stock.

10  Includes 14,000 shares underlying presently exercisable stock options and 17,501 warrants to purchase stock

11  Includes 16,500 shares underlying presently exercisable stock options and 37,500 warrants to purchase stock

12  Does not include shares held beneficially by The Bailey Company and The Erie County Investment Co.  If those shares were included, the number of shares beneficially held by all directors and executive officers as a group would be 2,160,928 and the percentage of class would be 50.46%.

*  Less than one percent.

** Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

The information required by this Item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the information provided under the caption "Disclosure with Respect to the Company's Equity Compensation Plan" in Part II - Item 5 - Market for Common Equity and Related Stockholder Matters, included in this Form 10-K.

Item 13.         Certain Relationships and Related Transactions and Director Independence.

In February 2005, we issued 1,240,000 shares of our Series B Convertible Preferred Stock, including 180,000 shares to The Erie County Investment Co., a substantial holder of our common stock and member of The Bailey Group.  In June 2006, we exercised our mandatory conversion rights under the terms of the Series B preferred stock to convert all of those shares into a total of 1,240,000 shares of our common stock.  Under the agreements for the Series B preferred stock financing, The Bailey Group currently has the right to elect three directors, provided that two directors meet the NASDAQ independence standards.  Furthermore, the other investors in the Series B preferred stock financing currently have the right to elect three directors.  The number of director positions subject to these provisions will decrease proportionally to the extent that the original investors sell or otherwise transfer the common stock into which the Series B shares have been converted.  An additional provision of the Series B preferred stock financing restricts, for as long as the original investors hold at least two-thirds of the common stock into which the Series B shares have been converted, our ability to increase the size of the Board of Directors above seven directors unless we first receive approval from the holders of at least three-fourths of all outstanding shares of common stock.  Geoffrey R. Bailey, Richard J. Stark and Alan A. Teran are the current directors designated by The Bailey Group, and Ron Goodson, David Grissen and Eric W. Reinhard are the current directors designated by the other investors.  Geoffrey R. Bailey is a director of The Erie County Investment Co., which owns 99% of The Bailey Company.  The Bailey Company and The Erie County Investment Co. are principal stockholders of us.  Geoffrey R. Bailey's father, Paul T. Bailey, is the principal owner of The Erie County Investment Co.

Our corporate headquarters are located in a building owned by The Bailey Company and in which The Bailey Company also has its corporate headquarters.  We currently lease our executive office space of approximately 3,693 square feet from The Bailey Company for approximately $55,000 per year.  The lease expired September 30, 2009 and we continue to lease the space on a month to month basis.

The Bailey Company is also the owner of one franchised Good Times Drive Thru restaurant which is located in Loveland, Colorado and was the owner of one franchised restaurant in Thornton, Colorado which was closed in October 2009. The Bailey Company has entered into two franchise and management agreements with us.  Franchise royalties and management fees paid under those agreements totaled approximately $78,000 and $94,000 for the fiscal years ending September 30, 2009 and 2008, respectively.

In April 2009 the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge.  Eric Reinhard is the sole manager of Golden Bridge.  The Company's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.   Total interest and commitment fees paid under this agreement were approximately $12,000 for fiscal 2009. The amount due to related parties under this agreement that is included in notes payable was $185,000 at September 30, 2009. See Note 7 above for the terms of the loan.

In August 2008 we announced the suspension of development of Good Times restaurants under a 2007 Development Agreement with Zen Partners LLC, in which David Grissen, a significant stockholder and a member of our Board of Directors, has a 20% ownership interest.  No restaurants have been developed under the agreement.  We may reevaluate expansion discussion with Zen Partners LLC as conditions impacting our sales trends, the macroeconomic environment and credit markets change.

Section 16(a) beneficial ownership reporting compliance: Under Section 16(a) of the Securities Exchange Act of 1934, directors, executive officers and persons who own more than ten percent of Good Times Restaurants common stock must disclose their initial beneficial ownership of the common stock and any changes in that ownership in reports which must be filed with the SEC and Good Times Restaurants. The SEC has designated specific deadlines for these reports and Good Times Restaurants must identify in this proxy statement those persons who did not file these reports when due.

Based solely on a review of the reports filed with Good Times Restaurants and written representations received from reporting persons Good Times Restaurants believes that during the fiscal year ended September 30, 2009 all Section 16(a) filing requirements for its officers, directors, and more than ten percent shareholders were complied with on a timely basis.

Item 14.         Principal Accountant Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS: The Board of Directors appointed HEIN & ASSOCIATES LLP as Good Times Restaurants' independent auditors for the fiscal year ended September 30, 2008 and fiscal year 2009, and to perform other accounting services.  Representatives of HEIN & ASSOCIATES LLP are expected to be present at the annual meeting of shareholders, and will have the opportunity to make a statement if they so desire and to respond to appropriate shareholder questions.

Audit Fees: The aggregate fees billed for professional services rendered by HEIN & ASSOCIATES LLP for its audit of the Company's annual financial statements for the fiscal year ended September 30, 2009, and its reviews of the financial statements included in the Company's Forms 10-Qs for fiscal year 2009 were $86,236 compared to $75,593 in fees for the fiscal year ended 2008.

Audit Related Fees: There were no aggregate fees billed by HEIN & ASSOCIATES LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" for the fiscal years ended September 30, 2009 and September 30, 2008.

Tax Fees: The aggregate fees billed by HEIN & ASSOCIATES LLP for the preparation and review of the Company's tax returns for the fiscal year ended September 30, 2009 were $11,350 compared to $10,900 in fees for the fiscal year ended September 30, 2008.

All Other Fees: The aggregate fees billed to Good Times Restaurants for all other services rendered by HEIN & ASSOCIATES LLP for fiscal year 2009 were $12,562 compared to $10,806 in fees for the fiscal year ended September 30, 2008.  These fees are related to a 401(k) plan audit.

Audit Committee: Policy on Pre-Approval Policies of Auditor Services: Under the provisions of the Audit Committee Charter, all audit services and all permitted non-audit services (unless subject to a de minimis exception allowed by law) provided by our independent auditors, as well as fees and other compensation to be paid to them, must be approved in advance by our Audit Committee.  All audit and other services provided by HEIN & ASSOCIATES LLP during the fiscal year ended September 30, 2009, and the related fees as discussed above, were approved in advance in accordance with SEC rules and the provisions of the Audit Committee Charter.  There were no other services or products provided by HEIN & ASSOCIATES LLP to us or related fees during the fiscal year ended September 30, 2009 except as discussed above.

Auditor Independence: The Audit Committee of the Board of Directors has considered the effect that the provision of the services described above under the caption "All Other Fees" may have on the independence of HEIN & ASSOCIATES LLP.  The Audit Committee has determined that provision of those services is compatible with maintaining the independence of HEIN & ASSOCIATES LLP as the Company's principal accountants.

PART IV

Item 15.         Exhibits, Financial Statement Schedules.

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

10.1           Registration Rights Agreement dated May 31, 1996 regarding registration rights of the common stock issuable upon conversion of the Series A Convertible Preferred Stock (previously filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1995 (File No. 000-18590) and incorporated herein by reference)

10.2           Amendment and Agreement regarding Series A Convertible Preferred Stock by and between Good Times Restaurants Inc. and The Bailey Company dated December 3, 1997, effective as of October 31, 1997 (previously filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

10.3           Office lease (previously filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.4           1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.5           1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.6           Employment Agreement dated October 3, 2001 between the registrant and Boyd E. Hoback

10.7           Wells Fargo Credit Agreement (previously filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

10.8           Form of Option Agreement (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.9           Form of Option Grant Notice (previously filed as Exhibit 10.19 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.10          Cash Bonus Plan for Boyd Hoback (previously filed as Exhibit 10.20 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.11          Securities Purchase Agreements (previously filed on the registrant's Current Report on Form 8-K dated January 3, 2005 (File No. 000-18590) and incorporated herein by reference)

10.12          Amendment to Securities Purchase Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 27, 2005 (File No. 000-18590) and incorporated herein by reference)

10.13          2001 Stock Option Plan, as amended (previously filed as Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on May 23, 2005 (Registration No. 333-125150) and incorporated herein by reference)

10.14          Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on February 17, 2005 (Registration No. 333-122890) and incorporated herein by reference

10.15          Amendment No. 1 to Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on April 4, 2005 (Registration No. 333-122890) and incorporated herein by reference

10.16          Conversion of Series B Convertible Preferred Stock (previously filed as Exhibit 99.1 to the registrant's Form 8-K Report dated June 8, 2006 (File No. 000-18590) and incorporated herein by reference)

10.17          Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated August 7, 2006 (File No. 000-18590) and incorporated herein by reference)

10.18          Acceleration of Vesting of Stock Options and Form of Resale Restriction Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated August 8, 2006 (File No. 000-18590) and incorporated herein by reference)

10.19          Expansion of Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated March 15, 2007 (File No. 000-18590) and incorporated herein by reference)

10.20          Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated May 7, 2007 (File No. 000-18590) and incorporated herein by reference)

10.21          Amendment No. 1 to Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated May 10, 2007 (File No. 000-18590) and incorporated herein by reference)

10.22          2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1  to the registrant's Form 8-K Report dated January 29, 2008 (File No. 000-18590) and incorporated herein by reference)

10.23          Employment Agreement of Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 29, 2008 (File No. 000-18590) and incorporated herein by reference)

10.24          Letter Agreement between Good Times Drive Thru Inc. and CEDA Enterprises, Inc. (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated March 12, 2008 (File No. 000-18590) and incorporated herein by reference)

10.25          Letter Agreement between Good Times Drive Thru Inc. and CEDA Enterprises, Inc. and CEJ Investments, LLC (previously filed as Exhibit 10.2 to the registrant's Form 8-K Report dated March 12, 2008 (File No. 000-18590) and incorporated herein by reference)

10.26          Amended and Restated Loan Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated July 2, 2008 (File No. 000-18590) and incorporated herein by reference)

10.27          Promissory Note by Good Times Drive Thru Inc. and Good Times Restaurants Inc. payable to PFGI II, LLC (previously filed as Exhibit 10.2 to the registrant's Form 8-K Report dated July 2, 2008 (File No. 000-18590) and incorporated herein by reference)

10.28          Departure of Management Employees, Transfer of Development Rights and Suspension of Expansion (previously filed in the registrant's Form 8-K Report dated June 26, 2008 (File No. 000-18590) and incorporated herein by reference)

10.29          Suspension of Development Agreement previously filed as Exhibit 10.41 to the registrant's Form 10-KSB Report dated December 26, 2008 (File No. 000-18590) and incorporated herein by reference)

10.30          Results of Operations, Triggering Events and Other Events (previously filed as the registrant's Form 8-K Report dated January 20, 2009 (File No. 000-18590) and incorporated herein by reference)

10.31          Loan Agreement, Promissory Note, Warrant, Intercreditor Agreement and First Amendment to Amended and Restated Promissory Note (previously filed as Exhibits 4.1, 10.1, 10.2, 10.3 and 10.4 to the registrant's Form 8-K Report dated April 20, 2009 (File No. 000-18590) and incorporated herein by reference)

10.32          Agreement between Good Times Restaurants Inc. and Mastodon Ventures Inc. (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated August 14, 2009 (File No. 000-18590) and incorporated herein by reference)

10.33          *Letter Agreement between Good Times Restaurants Inc. and PFGI II, LLC dated December 14, 2009 and filed herewith

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

*Filed herewith35

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
Date: December 29, 2009	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Eric W. Reinhard	/s/ Boyd E. Hoback
Eric W. Reinhard, Chairman and Chief Development Officer Date: December 29, 2009	Boyd E. Hoback, Director and President and CEO Date: December 29, 2009
/s/ Geoffrey R. Bailey	/s/ Susan M. Knutson
Geoffrey R. Bailey, Director Date: December 29, 2009	Susan M. Knutson, Controller and Principal Financial Officer Date: December 29, 2009
/s/ Ron Goodson	/s/ Richard J. Stark
Ron Goodson, Director Date: December 29, 2009	Richard J. Stark, Director Date: December 29, 2009
/s/ David Grissen	/s/ Alan A. Teran
David Grissen, Director Date: December 29, 2009	Alan A. Teran, Director Date: December 29, 2009