Form 10-Q
period 2009-12-31
GOOD TIMES RESTAURANTS INC
filed 2010-02-16
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes      þ  No     o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act .

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   o No   þ

As of February 16, 2010, there were 3,898,559 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 31, 2009

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	December 31, 2009 (unaudited) and September 30, 2009	3 - 4

	Condensed Consolidated Statements of Operations (unaudited)
	For the three months ended December 31, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flow (unaudited)
	For the three months ended December 31, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information.	20

Item 6.	Exhibits	21

	SIGNATURES	21

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	Unaudited
	December 31,	September 30,
	2009	2009
CURRENT ASSETS:
Cash and cash equivalents	$450,000	$815,000
Receivables, net of allowance for doubtful accounts of $0	136,000	122,000
Prepaid expenses and other	57,000	32,000
Inventories	202,000	220,000
Notes receivable	_13,000	___36,000
Total current assets	858,000	1,225,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	6,598,000	6,596,000
Leasehold improvements	4,107,000	4,107,000
Fixtures and equipment	_8,446,000	_8,438,000
	19,151,000	19,142,000

Less accumulated depreciation and amortization	(12,093,000)	(11,853,000)
	7,058,000	7,288,000

      Assets held for sale

1,595,000

		1,595,000

OTHER ASSETS:

Notes receivable, net of current portion	100,000	82,000
Deposits and other assets	_89,000	__64,000
	189,000	_146,000

TOTAL ASSETS	$9,700,000	$10,254,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt, net of discounts of $18,000 and $0 respectively	$1,012,000	$1,027,000
Accounts payable	458,000	355,000
Deferred income	68,000	113,000
Other accrued liabilities	___979,000	__930,000
Total current liabilities	2,517,000	2,425,000

LONG-TERM LIABILITIES:

Debt, net of current portion	2,471,000	2,478,000
Deferred liabilities	___965,000	__973,000
Total long-term liabilities	3,436,000	3,451,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	Unaudited

	December 31,	September 30,

2009

2009

STOCKHOLDERS' EQUITY:

Non-controlling interest	409,000	428,000
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2009 and December 31, 2009	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,898,559 shares issued and
outstanding as of September 30, 2009 and December 31, 2009	4,000	4,000

Capital contributed in excess of par value	17,773,000	17,751,000
Accumulated deficit	(14,439,000)	(13,805,000)
Total stockholders' equity	_3,747,000	__4,378,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

	$9,700,000	$10,254,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended

December 31,

2009

2008

NET REVENUES:

Restaurant sales, net	$4,870,000	$5,507,000
Franchise revenues	__113,000	__139,000
Total net revenues	4,983,000	5,646,000

RESTAURANT OPERATING COSTS:

Food and packaging costs	1,615,000	1,855,000
Payroll and other employee benefit costs	1,853,000	2,065,000
Occupancy and other operating costs	1,203,000	1,204,000
New store opening costs	-	15,000
Depreciation and amortization	__252,000	__311,000
Total restaurant operating costs	4,923,000	5,450,000

General and administrative costs	370,000	489,000
Advertising costs	279,000	315,000
Franchise costs	30,000	40,000
Gain on sale of restaurant building	__(7,000)	__(8,000)

LOSS FROM OPERATIONS	(612,000)	(640,000)

OTHER INCOME AND (EXPENSES)

Unrealized income (loss) on interest rate swap	10,000	(119,000)
Interest expense, net	__(80,000)	_(41,000)
Total other income and (expenses)	__(70,000)	(160,000)

NET LOSS	($682,000)	($800,000)

Income from non-controlling interest	48,000	34,000

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	($634,000)	($766,000)

BASIC AND DILUTED LOSS PER COMMON SHARE

$___(.16)

$___(.20)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION:

BASIC AND DILUTED	3,898,559	3,898,559

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:

2009

2008

Net loss applicable to common shareholders	($634,000)	($766,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	252,000	311,000
Amortization of discount on notes payable	8,000	-
Stock based compensation expense	22,000	19,000
Unrealized loss (gain) on interest rate swap	(10,000)	119,000
Accretion of deferred rent	-	-
Non-controlling interest	(48,000)	(34,000)
Recognition of deferred (gain) on sale of restaurant building	(7,000)	(8,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(39,000)	6,000
Inventories	18,000	25,000
Deposits and other	(28,000)	9,000
(Decrease) increase in:
Accounts payable	103,000	(264,000)
Accrued liabilities and deferred income	14,000	(90,000)
Net cash used in operating activities	(349,000)	(673,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(19,000)	(215,000)
Loans made to franchisees and to others	-	(31,000)
Payments received on loans to franchisees and to others	5,000	14,000
Net cash used in investing activities	(14,000)	(232,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, and long-term debt	(31,000)	(30,000)
Net Proceeds (repayments) on revolving lines of credit	-	320,000
Distributions, net of contributions paid to non-controlling interests	29,000	(13,000)
Net cash provided by (used in) financing activities	(2,000)	277,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(365,000)	(628,000)

CASH AND CASH EQUIVALENTS, beginning of period	$815,000	$1,414,000

CASH AND CASH EQUIVALENTS, end of period	$450,000	$786,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$72,000	$68,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2009, the results of its operations and its cash flows for the three month period ended December 31, 2009. Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The condensed consolidated balance sheet as of September 30, 2009 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2009.

Effective October 1, 2009, we adopted new accounting standards relating to non-controlling interests in consolidated financial statements. The new accounting guidance established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The adoption of this new accounting guidance primarily resulted in moving the presentation of non-controlling interest to the "Stockholders' Equity" section of our condensed consolidated balance sheet.

Note 2. Recent Developments

Effective January 2, 2010 and as reported on Form 8k, the Company entered into an agreement to amend its loan with PFGI II LLC.  The maturity date was extended to December 31, 2012, the interest rate was increased to 8.65% and monthly payments of principal and interest will be payable beginning January 31, 2010, based upon a 25 year amortization prior to maturity.  In connection with the agreement the Company also issued in January 2010 112,612 warrants exercisable at $1.11. The fair value of the warrants of $79,000 will be accredited to interest over the term of the loan.

On August 14, 2009 and as reported on our Form 10k for the period ending September 31, 2009, we announced that our Board of Directors has formed a Special Committee comprised of directors Richard Stark, Alan Teran and Geoff Bailey to explore and evaluate strategic alternatives aimed at enhancing shareholder value and explore alternatives to reduce the cost burdens of being a publicly held entity. The Company has hired Mastodon Ventures, Inc. to provide strategic advisory services and explore other strategic alternatives that will further the long-term business prospects of the Company and provide incremental value to its shareholders.

There can be no assurance regarding the timing of or whether the Board will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives will result in changes to the Company's plans or will be consummated and there is no certainty that any strategic alternative will involve a transaction for shareholders at a share price equal to or above the current trading price of the Company's shares, bearing in mind that the trading market for the Company's shares is relatively inactive and that the Company has realized losses from operations during recent periods.  The Company does not intend to provide updates or make any further comment until the outcome of the process is determined or until there are significant developments.  We anticipate that we will extend the agreement with Mastodon Ventures, Inc. beyond the initial six month engagement period.

As reported on Form 8k dated February 3, 2010, the Company entered into a loan agreement with W Capital, John T. MacDonald and Golden Bridge, LLC (collectively "the Lender"), pursuant to which the Lender made a loan of $200,000, with up to an additional $200,000 loan available through April 30, 2010 (the "Loan"), to be used for restaurant marketing and other working capital uses of GTDT.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge, LLC. However, not all members of Golden Bridge, LLC are participating in the Loan.  The Company's obtaining of the Loan from the Lender and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.

The Loan is evidenced by a Convertible Secured Promissory Note dated February 1, 2010 (the "Note") made by the Company and shall bear interest at a rate of 12% per annum on the unpaid principal balance through August 1, 2010.  The maturity date for payment of all principal and interest on the Note is December 31, 2010.  However, if and to the extent that any portion of the Note is still outstanding after August 1, 2010, the interest rate will increase to 14% per annum from and after August 1, 2010 until the maturity date.  All interest accrues through the maturity date.  The Loan Agreement contains customary event of default provisions and a cross-default provision with respect to the loan agreement for the Wells Fargo Bank and PFGI II, LLC loans in the event of payment default on either of those loans.  Upon the occurrence and continuance of an event of default, the Lender may declare all or part of the unpaid principal and accrued and unpaid interest on the Loan due and payable.  Any amounts not paid to the Lender when due will bear interest from the due date until paid at a rate of 16% per annum.

The Loan Agreement and the Note are subject to the terms of a Leasehold Deed of Trust Agreement and Security Agreement with respect to certain of GTDT's restaurants that were not previously pledged as collateral under the Wells Fargo Bank or PFGI II, LLC borrowings.  The Note is convertible into shares of common stock of the Company (the "Conversion Shares") at any time prior to repayment at a conversion price of 25% less than the average price of the Company's common stock during the 20 days prior to the conversion date, provided however that the conversion price shall not be below $.75 per share nor above $1.08 per share (the "Conversion Price").

In connection with the Loan, the Company issued warrants dated February 1, 2010 (the "Warrants") to the Lender which provides that the Lender may at any time from February 1, 2010 until two years from the date of repayment or conversion of the Loan purchase up to an aggregate of 50,000 shares of the Company's common stock (the "Warrant Shares") at an exercise price that is equal to the Conversion Price calculation above.  If the Loan is not repaid prior to August 1, 2010, the Company will issue warrants for the purchase of 50,000 additional shares of the Company's common stock upon the same terms as the initial Warrants.  The number of Warrant Shares and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events.

Note 3. Debt Covenant Compliance

As reported on the form 8-K filed on January 23, 2009, we are in default of certain technical loan covenants on our note payable to Wells Fargo Bank, N.A. ("the Bank"). Therefore all amounts owing under this facility are reflected as current in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009. We have never been in payment default on the note and expect to be able to remain current on payments in fiscal 2010, depending on our sales trends and cash flow from operations.  On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements.

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

Our net loss for the three months ended December 31, 2009 and December 31, 2008 includes $22,000 and $19,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the three months ended December 31, 2009, we granted 12,000 non-statutory stock options and 30,606 incentive stock options both with exercise prices of $1.15. The per share weighted average fair value was $.85 for the non-statutory stock option grants and $.84 for the incentive stock option grants.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Incentive Stock Options	Non-Statutory Stock Options
Expected term (years)	6.5	6.7
Expected volatility	82.4%	81.9%
Risk-free interest rate	2.84%	2.90%
Expected dividends	0	0

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the three months ended December 31, 2009.

A summary of stock option activity under our share-based compensation plan for the three months ended December 31, 2009 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	379,231	$3.55
Granted	42,606	$1.15
Exercised	-
Forfeited	-
Expired	(24,431)	$3.12
Outstanding Dec 31, 2009	397,406	$3.32	6.1	$0

Exercisable Dec 31, 2009	274,510	$3.77	4.9	$0

As of December 31, 2009, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $117,000 and is expected to be recognized over a period of 2.83 years.

There were no stock options exercised during the three months ended December 31, 2009.

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

As of December 31, 2008 and continuing through December 31, 2009 we are in default of certain technical covenants on the underlying term loan (see note 3 above) and we have therefore recognized an unrealized gain of $10,000 for the three months ended December 31, 2009 in the accompanying Condensed Consolidated Statement of Operations. As long as the underlying loan is in covenant default we will adjust the unrealized gain or loss through the statement of operations as non-cash income or expense.

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

Note 7. Related Party Transactions

The Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge.  Eric Reinhard is the sole manager of Golden Bridge.  The Company's and GTDT's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.   See Item 2, Financing Transactions below for the terms of the loan.  Amounts due to related parties that are included in notes payable are $185,000 and $0 at December 31, 2009 and 2008, respectively.

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

An analysis was performed on a restaurant by restaurant basis at December 31, 2009. Assumptions used in preparing expected cash flows were as follows:

•         Sales projections are as follows: Fiscal 2010 sales are projected to be down 3-5% with respect to fiscal 2009, for fiscal years 2011 to 2024 we have used annual increases of 2% to 3%. We believe the 2% to 3% increase in the years beyond 2010 is a reasonable expectation of growth and that it would be unreasonable to expect less growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6% per year.

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

Given the results of our impairment analysis at December 31, 2009 we did not record any impairment as their projected undiscounted cash flows show recoverability of their asset values.

Our impairment analysis included a sensitivity analysis with regard to the cash flow projections that determine the recoverability of each restaurant's assets. The results indicate that even with a 15% decline in our projected cash flows we would still not have any potential impairment issues.  We have experienced higher than normal food and packaging costs as a percentage of restaurant sales in recent years and we do not believe these costs will remain at these levels in future years. However for purposes of our cash flow projections in the asset impairment analysis we have assumed our food and packaging costs will remain at these higher levels.

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

Note 10. Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

Level 2

Interest Rate Swap liability         $77,000

Note 11. Income Taxes

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

The Company is currently not undergoing any examinations by any taxing jurisdictions, with the tax years for the Fiscal Years Ending September 30, 2005 through 2009 remaining open to examination.

Note 12. Non-controlling Interests

The Company adopted the provisions of FASB ASC 810, Consolidation, effective October 1, 2009. FASB ASC 810 requires non-controlling interests, previously called minority interests, to be presented as a separate item in the equity section of the consolidated balance sheet. It also requires the amount of consolidated net income or loss attributable to non-controlling interests to be clearly presented on the face of the consolidated income statement. Additionally, Topic 810 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, and that deconsolidation of a subsidiary requires gain or loss recognition in net income based on the fair value on the deconsolidation date. Topic 810 was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented, and did not significantly change the presentation of our consolidated financial statements.

Note 13. Subsequent Events

The Company adopted the provisions of FASB ASC 855, Subsequent Events, effective October 1, 2009.  FASB ASC 855 establishes the accounting for, and disclosure of, material events that occur after the balance sheet date but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, but will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. Subsequent events have been evaluated through February 16, 2010, the date our interim financial statements were issued with the filing of this Quarterly Report on Form 10-Q.

Note 14. Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

In June 2008, the FASB issued FASB ASC 815-40, Derivatives and Hedging, that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company's own stock, including instruments similar to warrants to purchase the company's stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815. Although FASB ASC 815-40 was effective for our fiscal year beginning October 1, 2009, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of FASB ASC 815-40 did not impact the Company's financial position or results of operations. The requirements of FASB ASC 815-40 will only impact future derivative or hedging transactions into which we may enter.

In December 2007, the FASB issued FASB ASC 805, Business Combinations, which establishes principles and requirements for how an acquiring entity in a business combination recognizes and measures the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and sets the disclosure requirements regarding the information needed to evaluate and understand the nature and financial effect of the business combination.  This accounting pronouncement was effective for our fiscal year beginning October 1, 2009.  The adoption of this guidance did not have any impact on the Company's financial position or results of operations. The requirements of FASB ASC 805 will only impact future business combination transactions into which we may enter.

Note 15. Stock Transactions

None.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS

General

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company's form 10-K for the fiscal year ended September 30, 2009.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

Restaurant Locations

We currently operate and franchise a total of fifty-one Good Times restaurants, of which forty-seven are in Colorado, with forty-three in the Denver greater metropolitan area, three in Colorado Springs, one in Grand Junction and one in Silverthorne. Eight of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there is one in North Dakota, two in Wyoming, and five in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	27	24	3
Good Times franchised	16	13	2	1
Dual brand co-owned	3	3
Dual brand franchised	5	2			2	1
Total	51	42	5	1	2	1

	As of December 31
	2008	2009
Company-owned restaurants	21	21
Co-developed restaurants	9	9
Franchise operated restaurants	22	21
Total restaurants	52	51

Fiscal 2009: In October 2008 we opened one new company-owned restaurant in Firestone, Colorado. In December 2008 a Wyoming franchisee terminated their Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products in one location.  Also in December 2008 a franchisee opened a new dual brand restaurant in Sheridan, Wyoming.

Fiscal 2010: In October 2009 a franchisee operating a Good Times restaurant in Thornton, Colorado terminated their franchise agreement and closed the restaurant.  We anticipate that we may close three low volume franchised restaurants in fiscal 2010.

The following presents certain historical financial information of our operations.  This financial information includes results for the three months ended December 31, 2009 and results for the three months ended December 31, 2008.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2009 decreased $663,000 (11.7%) to $4,983,000 from $5,646,000 for the three months ended December 31, 2008.  Same store restaurant sales decreased $515,000 (11.4%) during the three months ended December 31, 2009 for the restaurants that were open for the full periods ending December 31, 2009 and December 31, 2008.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales decreased $79,000 due to four company-owned restaurants not included in same store sales. Three are dual branded restaurants and one opened in October 2008.  Restaurant sales decreased $43,000 due to one non-traditional company-owned restaurant not included in same store sales.

Our first quarter same store restaurant sales decline of 11.4% reflects the adverse impact the macroeconomic environment is having on consumers' discretionary spending and the proliferation of heavy promotion of $1 value menus and discounting by competitors.  In addition adverse weather in both October and December 2009 had a negative effect on our restaurant sales. October 2009 in Colorado was the second coldest and fifth snowiest October on record and a late month snow storm caused the closure of our restaurants for most of one day.

We had shown same store sales growth in sixteen consecutive quarters leading into the third quarter of fiscal 2008. Our outlook for fiscal 2010 remains cautious as the economic pressures may continue to impact consumer spending and we anticipate that we will continue to face increased competitive pricing pressure.

While we are implementing several broad product and brand initiatives during fiscal 2010 to improve our core value proposition, we are not planning to implement a broader $1 menu and our sales may be adversely affected during the economic recession.

Franchise revenues decreased $26,000 to $113,000 from $139,000 for the three months ended December 31, 2008 due to a decrease in franchise royalties of $20,000 and a decrease in franchise fee income of $6,000. Same store Good Times franchise restaurant sales decreased 13.7% during the three months ended December 31, 2009 for the franchise restaurants that were open for the full periods ending December 31, 2009 and December 31, 2008. Dual branded franchise restaurant sales decreased 17.7% during the three months ended December 31, 2009, compared to the same prior year period, primarily due to the closure of one restaurant in December 2008.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 101.1% during the three months ended December 31, 2009 compared to 99.0% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the period ended December 31, 2008	99.0%
Decrease in food and packaging costs	(.5%)
Increase in payroll and other employee benefit costs	.6%
Increase in occupancy and other operating costs	2.8%
Decrease in depreciation and amortization	(.5)%
Decrease in opening costs and deferred rent	(.3%)
Restaurant-level costs for the period ended December 31, 2009	101.1%

Food and Packaging Costs

For the three months ended December 31, 2009 our food and paper costs, decreased $240,000 to $1,615,000 (33.2% of restaurant sales) from $1,885,000 (33.7% of restaurant sales) compared to the same prior year period.

During fiscal 2009 we experienced a moderation in our food and packaging costs when our weighted food and packaging costs increased approximately 2%. We took cumulative weighted menu price increases during fiscal 2009 of approximately 2.6%.  We anticipate only moderate price increases for the balance of fiscal 2010 with more stable commodity costs.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2009 our payroll and other employee benefit costs decreased $212,000 to $1,853,000 (38% of restaurant sales) from $2,065,000 (37.5% of restaurant sales) compared to the same prior year period.

The increase in payroll and other employee benefit expenses as a percent of restaurant sales for the three months ended December 31, 2009 is primarily the result of lower restaurant sales. Because payroll costs are semi-variable in nature they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

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

Occupancy and Other Operating Costs

For the three months ended December 31, 2009 our occupancy and other operating costs increased $1,000 to $1,203,000 (24.7% of restaurant sales) from $1,204,000 (21.9% of restaurant sales) compared to the same prior year period.

We experienced increases in rent, common area maintenance fees, repairs and maintenance costs, and property taxes compared to the same prior year period which were offset by decreases in all other operating costs. Occupancy and other operating costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

Opening Costs

For the three months ended December 31, 2009 our new store opening costs were $0 compared to $15,000 in the same prior year period.  The prior year costs are related to a new company-owned restaurant that opened in October 2008.

Depreciation and Amortization

For the three months ended December 31, 2009, our depreciation and amortization decreased $59,000 to $252,000 (5.2% of restaurant sales) from $311,000 (5.6% of restaurant sales) compared to the same prior year period. The decrease in depreciation and amortization for the three months ended December 31, 2009 is due to declining depreciation expense in our aging company-owned and co-developed restaurants.

General and Administrative Costs

For the three months ended December 31, 2009, general and administrative costs decreased $119,000 to $370,000 (7.4% of total revenues) from $489,000 (8.7% of total revenues) for the same prior year period.

The decrease in general and administrative costs for the three months ended December 31, 2009 compared to the same prior year period is primarily attributable to decreases in: 1) payroll and employee benefit costs of $58,000, 2) training and recruiting expenses of $18,000 and 3) professional services of $37,000.

Advertising Costs

For the three months ended December 31, 2009 advertising costs decreased $36,000 to $279,000 (5.7% of restaurant sales) from $315,000 (5.7% of restaurant sales) for the same prior year period.

The decrease in advertising costs for the three month period is primarily due to the decrease in restaurant sales, as contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales. In addition, $9,000 of payroll and employee benefit costs have been eliminated in the current period due to the retirement of our Vice President of Marketing in November 2008. We currently have no plans to fill the position in the immediate future.

Franchise Costs

For the three months ended December 31, 2009, franchise costs decreased $10,000 to $30,000 (.6% of total revenues) from $40,000 (.7% of total revenues) for the same prior year period.

The decrease in franchise costs for the three month period is primarily attributable to a reduction in franchise opening support costs compared to the same prior year period.

Loss from Operations

We had a loss from operations of ($612,000) in the three months ended December 31, 2009 compared to a loss from operations of ($640,000) for the same prior year period. The decrease in loss from operations for the three month period is due primarily to the decrease in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections of Item 2.

Net Loss

The net loss was ($634,000) for the three months ended December 31, 2009 compared to a net loss of ($766,000) for the same prior year period. The change from the three month period ended December 31, 2008 to December 31, 2009 was attributable to the decrease in loss from operations for the three months ended December 31, 2009, as well as: 1) an increase in non-controlling interest income of $14,000 compared to the same prior year period; 2) an increase in net interest expense of $39,000 compared to the same prior year period; and 3) a decrease in the unrealized loss related to our interest rate swap liability of $129,000 compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2009, we had $450,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2010.  Subsequent to December 31, 2009 we secured a short term loan of up to $400,000 to be used as additional working capital (see "Financing Transactions" below). Additionally, we may contemplate the sale or sublease of selected underperforming restaurants in fiscal 2010

As of December 31, 2009, we had a working capital deficit of $1,660,000 due primarily to the entire note payable to Wells Fargo Bank, N.A. of $816,000 shown as a current liability due to certain loan covenant defaults that existed as of December 31, 2009. We are not in payment default under the note and anticipate remaining current on all principal and interest payments in fiscal 2010, subject to our successfully raising additional operating capital.  We have received a Forbearance and Reservation of Rights letter from Wells Fargo Bank stating that they are accepting current principal and interest payments and are not currently accelerating the note, subject to agreeing to an acceptable Required Corrective Action for the covenant defaults.  It is unlikely that we will have an acceptable

Required Corrective Action until our Earnings Before Interest Taxes and Depreciation ("EBITDA") improves.  If Wells Fargo were to accelerate the note payable, we would need additional financing and we do not currently have a source for such financing.  Additionally, we have a $77,000 current liability related to the unrealized loss on our interest rate swap, as described in Note 10 of the Notes to the Condensed Consolidated Financial Statements above.

Due to the classification of the entire Wells Fargo note payable as a current liability and the right of Wells Fargo to accelerate the required payment of the note, we do not show the ability to fully satisfy our liabilities in the normal course of business without raising additional capital.   It is our objective to acquire additional operating capital through debt and equity offerings and the possible sale of existing restaurants with such funds to be used for the repayment of the Wells Fargo note and to increase our working capital.  We believe we will be successful in raising sufficient additional operating capital and in restructuring our debt obligations, however there can be no assurance that we will be successful in raising such additional funds.

In December, 2009 we entered into an agreement to extend the maturity of the PFGI II, LLC loan to December 31, 2012 and modified the terms of the loan to include a 25 year amortization period with a balloon payment on December 31, 2012.  As a result, the majority of the PFGI II LLC loan is shown as a long term liability as of December 31, 2009. We anticipate either developing a new restaurant on the land we own collateralizing the PFGI II loan and reducing the amount of the loan by the value of the land or selling the property and using the proceeds to reduce the loan, with estimated net proceeds of $800,000 to $1,000,000.  We will continue to market the other land and building we own that collateralizes the PFGI II loan for a sale and leaseback as conditions in the sale leaseback market improve and plan to use the net proceeds to reduce the loan.

Financing Activities

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable (see note 5 above). As discussed above we are in default of certain loan covenants as of December 31, 2009 on this Wells Fargo note, however we are not currently, and have never been, in payment default under the note.

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 extending the maturity to July 10, 2010 and again on December 14, 2009 extending the maturity to December 31, 2012.  The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and first deeds of trust on two real properties funded by the line of credit. The total outstanding balance on the line of credit was $2,500,000 at December 31, 2009.  Of the $2,500,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  The remaining balance is related to the purchase, entitlement and other development fees on a parcel of land in Aurora, Colorado that will be either developed into a company-owned restaurant, leased or sold.

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

On February 2, 2010, the Company entered into a loan agreement with W Capital, John T. MacDonald and Golden Bridge, LLC (collectively  "the Lender"), pursuant to which the Lender made a loan of $200,000, with up to an additional $200,000 loan available through April 30, 2010 to be used for restaurant marketing and other working capital uses.  The Loan is evidenced by a Convertible Secured Promissory Note dated February 1, 2010 (the "Note") made by the Company and shall bear interest at a rate of 12% per annum on the unpaid principal balance through August 1, 2010.  The maturity date for payment of all principal and interest on the Note is December 31, 2010.  However, if and to the extent that any portion of the Note is still outstanding after August 1, 2010, the interest rate will increase to 14% per annum from and after August 1, 2010 until the maturity date.  All interest accrues through the maturity date.  The Loan Agreement contains customary event of default provisions and a cross-default provision with respect to the loan agreement for the Wells Fargo Bank and PFGI II, LLC loans in the event of payment default on either of those loans.  Upon the occurrence and continuance of an event of default, the Lender may declare all or part of the unpaid principal and accrued and unpaid interest on the Loan due and payable.  Any amounts not paid to the Lender when due will bear interest from the due date until paid at a rate of 16% per annum.  (See "Note 2 - Recent Developments" above for conversion and warrant features of the loan).The repayment of the 2009 Golden Bridge Loan and the February 2, 2010 Loan will require additional equity or debt capital. As described above in Note 2 - Recent Developments, the Company has hired Mastodon Ventures to seek strategic alternatives and sources of capital.  There can be no assurance that we will be successful in raising such capital which would require us to renegotiate the repayment terms of these short term loans.

Additional commitments for the development of new restaurants in fiscal 2010 and beyond will depend on the Company's sales trends, cash generated from operations and our access to capital including in the sale-leaseback markets.

Capital Expenditures

We do not have any plans for any significant capital expenditures for the balance of fiscal 2010, other than normal recurring capital expenditures for existing restaurants. Additional commitments for the development of new restaurants in fiscal 2010 and beyond will depend on the Company's sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash used in operating activities was $349,000 for the three months ended December 31, 2009. The net cash used in operating activities for the three months ended December 31, 2009 was the result of a net loss of ($634,000) as well as cash and non-cash reconciling items totaling $285,000 (comprised of depreciation and amortization of $252,000, an unrealized gain of $10,000 related to our interest rate swap liability, non-contolling interest of $48,000, an accounts payable increase of $103,000 and a net decrease in other operating assets and liabilities of $12,000).

Net cash used in operating activities was $673,000 for the three months ended December 31, 2008. The net cash used in operating activities for the three months ended December 31, 2008 was the result of a net loss of ($766,000) as well as cash and non-cash reconciling items totaling $93,000 (comprised of depreciation and amortization of $311,000, an unrealized loss of $119,000 related to our interest rate swap liability, non-controlling interest of $34,000, an accounts payable decrease of $264,000 and a net decrease in other operating assets and liabilities of $39,000).

Net cash used in investing activities for the three months ended December 31, 2009 was $14,000 which reflects payments of $19,000 for miscellaneous restaurant related capital expenditures and $5,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the three months ended December 31, 2008 was $232,000 which reflects payments of $215,000 for the purchase of property and equipment (including $194,000 for new store development and $21,000 for miscellaneous restaurant related capital expenditures), $31,000 in loans made to franchisees and $14,000 in principal payments received on loans to franchisees.

Net cash used in financing activities for the three months ended December 31, 2009 was $2,000, which includes principal payments on notes payable and long term debt of $31,000 and receivables from non-controlling interests of $29,000.

Net cash provided by financing activities for the three months ended December 31, 2008 was $277,000, which includes principal payments on notes payable and long term debt of $30,000; an advance on our revolving line of credit of $320,000; and distributions to non-controlling interests of $13,000.

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

Impact of Inflation

We experienced moderation in commodity costs during fiscal 2005 and 2006 and significant increases in fiscal 2007 and fiscal 2008.  State increases in the minimum wage resulted in an increase in our average hourly wage of $.60 per employee hour during fiscal 2007, approximately $.23 per employee hour in fiscal 2008 and $.07 per employee hour in January 2009. We took moderate price increases during fiscal 2009 and plan for moderate price increases in fiscal 2010, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Good Times Restaurants is subject to legal proceedings which are incidental to its business.  These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We are in default of certain technical loan covenants as of December 31, 2009 on our $816,000 note payable to Wells Fargo Bank, N.A. ("the Bank"). We have never been in payment default on the note. On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements. The Bank is not now accelerating the Loan and is willing to continue to accept regularly scheduled payments of principal and interest under the Loan.

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

DATE: February 16, 2010
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller