Form 10-Q
period 2010-03-31
GOOD TIMES RESTAURANTS INC
filed 2010-05-17
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

__x__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2010

OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Yes   __x__         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act .

Large accelerated filer ___	Accelerated filer ___
Non-accelerated filer ___	Smaller reporting company __x__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   _____  No  __x__

As of May 17, 2010, there were 3,898,559 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 31, 2010

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	March 31, 2010 (unaudited) and September 30, 2009 (unaudited)	3 - 4

	Condensed Consolidated Statements of Operations (unaudited)
	For the three and six months ended March 31, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flow (unaudited)
	For the three and six months ended March 31, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information.	23

Item 6.	Exhibits	23

	SIGNATURES	23

	CERTIFICATIONS	Exhibit 31.1
		Exhibit 31.2
		Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	September 30,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$533,000	$815,000
Receivables, net of allowance for doubtful accounts of $0	196,000	122,000
Prepaid expenses and other	81,000	32,000
Inventories	201,000	220,000
Notes receivable	10,000	36,000
Total current assets	1,021,000	1,225,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	6,598,000	6,596,000
Leasehold improvements	4,107,000	4,107,000
Fixtures and equipment	8,440,000	8,438,000
	19,145,000	19,141,000

Less accumulated depreciation and amortization	(12,551,000)	(11,853,000)
	6,594,000	7,288,000

      Assets held for sale

1,595,000

		1,595,000

OTHER ASSETS:

Notes receivable, net of current portion	100,000	82,000
Deposits and other assets	131,000	64,000
	231,000	146,000

TOTAL ASSETS	$9,441,000	$10,254,000

LIABILITIES AND STOCKHOLDERS' EQUITY

See accompanying notes to condensed consolidated financial statements

CURRENT LIABILITIES:
Current maturities of long-term debt, net of discounts of $149,000 and $27,000 respectively	$1,252,000	$1,027,000
Accounts payable	696,000	355,000
Deferred income	50,000	113,000
Liabilities related to discontinued operations	14,000	-
Other accrued liabilities	1,146,000	930,000
Total current liabilities	3,158,000	2,425,000

LONG-TERM LIABILITIES:

Debt, net of current portion and net of discounts of $66,000 and $0, respectively	2,399,000	2,478,000
Liabilities related to discontinued operations	103,000	-
Deferred liabilities	958,000	973,000
Total long-term liabilities	3,460,000	3,451,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	September 30,

2010

2009

STOCKHOLDERS' EQUITY:

Non-controlling interest	389,000	428,000
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2009 and March 31, 2010	-	-

Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,898,559 shares issued and
outstanding as of September 30, 2009 and March 31, 2010	4,000	4,000

Capital contributed in excess of par value	18,073,000	17,751,000
Accumulated deficit	(15,643,000)	(13,805,000)
Total stockholders' equity	2,823,000	4,378,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

	$9,441,000	$10,254,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31,

Six Months Ended March 31,

	2010	2009		2010		2009
NET REVENUES:
Restaurant sales, net	$4,772,000	$5,248,000		$9,499,000		$10,585,000
Franchise revenues	111,000	135,000	﷐	224,000	﷐	274,000
Total revenues	4,883,000	5,383,000		9,723,000		10,859,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,682,000	1,745,000		3,248,000		3,538,000
Payroll and other employee benefit costs	1,834,000	1,893,000		3,613,000		3,881,000
Occupancy and other operating costs	1,168,000	1,133,000		2,322,000		2,281,000
Accretion of deferred rent	-	-		1,000		-
Opening costs	-	-		-		15,000
Depreciation and amortization	249,000	304,000		490,000		604,000
Total restaurant operating costs	4,933,000	5,075,000		9,674,000		10,319,000
General and administrative costs	365,000	402,000		735,000		891,000
Advertising costs	286,000	302,000		561,000		612,000
Franchise costs	35,000	33,000		65,000		73,000
(Gain) loss on sale of restaurant building and equipment	(8,000)	(7,000)		(15,000)		(15,000)
LOSS FROM OPERATIONS	(728,000)	(422,000)		(1,297,000)		(1,021,000)

OTHER INCOME AND (EXPENSES):
Unrealized income (loss) on interest rate swap	-	3,000		10,000		(116,000)
Interest income (expense), net	(161,000)	(64,000)		(240,000)		(105,000)
Total other income and (expenses)	(161,000)	(61,000)		(230,000)		(221,000)

LOSS FROM CONTINUING OPERATIONS	($ 889,000)	($ 483,000)		($1,527,000)		($1,242,000)

Loss from discontinued operations	(377,000)	(28,000)		(421,000)		(69,000)

NET LOSS	($1,266,000)	($ 511,000)		($1,948,000)		($1,311,000)
Income from non-controlling interest	62,000	30,000		110,000		64,000
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	($1,204,000)	($ 481,000)		($1,838,000)		($1,247,000)

Net loss per share - basic and diluted
Continuing operations	($ .21)	($ .12)		($ .36)		($ .30)
Discontinued operations	($ .10)	($ .01)		($ .11)		($ .02)
Net loss applicable to common shareholders	($ .31)	($ .13)		($ .46)		($ .32)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION: BASIC AND DILUTED	3,898,559	3,898,559		3,898,559		3,898,559

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:

2010

2009

Net loss	($1,948,000)	($1,311,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	490,000	627,000
Amortization of debt issuance costs	90,000	-
Stock based compensation expense	44,000	39,000
Unrealized loss (gain) on interest rate swap	(10,000)	116,000
Accretion of deferred rent	1,000	-
Recognition of deferred (gain) on sale of restaurant building	(15,000)	(15,000)
Discontinued operations costs	358,000	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(74,000)	11,000
Inventories	19,000	3,000
Deposits and other	(49,000)	9,000
(Decrease) increase in:
Accounts payable	341,000	(279,000)
Accrued liabilities and deferred income	83,000	(8,000)
Net cash used in operating activities	(670,000)	(808,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(24,000)	(245,000)
Loans made to franchisees and to others	-	(31,000)
Payments received on loans to franchisees and to others	8,000	22,000
Net cash used in investing activities	(16,000)	(254,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, and long-term debt	(67,000)	(60,000)
Borrowings on notes payable and long-term debt	400,000	-
Net Proceeds (repayments) on revolving lines of credit	-	320,000
Distributions, net of contributions paid to non-controlling interests	71,000	(11,000)
Net cash provided by financing activities	404,000	249,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(282,000)	(813,000)

CASH AND CASH EQUIVALENTS, beginning of period	$815,000	$1,414,000

CASH AND CASH EQUIVALENTS, end of period	$ 533,000	$ 601,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 146,000	$ 133,000
Non-cash fair value of warrants and beneficial conversion feature issued with debt	$ 277,000	$ -

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, the results of its operations and its cash flows for the three and six month periods ended March 31, 2010. Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. The condensed consolidated balance sheet as of September 30, 2009 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2009.

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

Note 2. Recent Developments

New Loan Agreement

As reported on Form 8k dated February 3, 2010, the Company entered into a loan agreement with W Capital, John T. MacDonald and Golden Bridge, LLC (collectively "the Lender"), pursuant to which the Lender made a loan of $200,000, with up to an additional $200,000 loan available through April 30, 2010 (the "Loan"), to be used for restaurant marketing and other working capital uses of the Company.  At March 31, 2010 the entire $400,000 had been advanced to the Company.

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

Effective April 1, 2010 and as reported on Form 8k the Company entered into a First Amendment to Loan Agreement (the "First Amendment") which amends that certain Loan Agreement, dated February 1, 2010 (the "Loan Agreement"). As a result of regulatory concerns, the effect of the First Amendment was to replace Golden Bridge as a Lender Party under the Loan Agreement with W Capital and McDonald on the same terms and conditions that applied to Golden Bridge.

The First Amendment provides for the repayment of the entire principal amount of $150,000 owed to Golden Bridge upon the Effective Date, whereby Golden Bridge will thereafter cease to be a Lender Party under the Loan Agreement and to have any rights and obligations there under, except that the Company shall remain liable for accrued interest to Golden Bridge through the Effective Date, payable on August 1, 2010.  The First Amendment further provides for additional loans to the Company by W Capital, in the additional principal amount of $100,000, and McDonald, in the additional principal amount of $50,000, on the Effective Date.

Pursuant to the First Amendment, the Secured Convertible Promissory Note, dated February 1, 2010, issued by the Company and GTDT to Golden Bridge, W Capital and McDonald, was cancelled in its entirety.  The Company issued a new Secured Convertible Promissory Note (the "New Note") to W Capital and McDonald dated April 1, 2010.

The fair value of the warrants of $38,000 will be accredited to interest over the term of the loan. The intrinsic value of the embedded beneficial conversion feature of $161,000 will be accredited to interest over the term of the loan.

PFGI II LLC Amended Loan Agreement

Effective January 2, 2010 and as reported on Form 8k, the Company entered into an agreement to amend its loan with PFGI II LLC.  The maturity date was extended to December 31, 2012, the interest rate was increased to 8.65% and monthly payments of principal and interest are payable beginning January 31, 2010, based upon a 25 year amortization prior to maturity.  In connection with the agreement the Company also issued in January 2010 112,612 warrants exercisable at $1.11. The fair value of the warrants of $79,000 wll be accredited to interest over the term of the loan.

Special Committee Formation

On August 14, 2009 and as reported on our Form 10k for the period ending September 30, 2009, we announced that our Board of Directors has formed a Special Committee comprised of directors Richard Stark, Alan Teran and Geoff Bailey to explore and evaluate strategic alternatives aimed at enhancing shareholder value and explore alternatives to reduce the cost burdens of being a publicly held entity. The Company has hired Mastodon Ventures, Inc. to provide strategic advisory services and explore other strategic alternatives intended to further the long-term business prospects of the Company and provide incremental value to its shareholders.

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

Note 3. Debt Covenant Compliance

As reported on the form 8-K filed on January 23, 2009, we are in default of certain technical loan covenants on our note payable to Wells Fargo Bank, N.A. ("the Bank"). Therefore all amounts owing under this facility are reflected as current in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010. We have never been in payment default on the note and expect to be able to remain current on payments in fiscal 2010, depending on our sales trends and cash flow from operations.  On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements.

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

Note 4. Discontinued Operations

Discontinued operations include results attributable to our Commerce City, Colorado dual-branded restaurant that was closed in March 2010. The loss from discontinued operations includes both the current and historical results of operations, the fair value of all future lease obligations and an impairment charge to write down the fixed assets to book value. Fixed assets of $403,000 and $403,000 of associated accumulated depreciation related to discontinued operations are included in the property and equipment of our condensed consolidated balance sheet. Current and long-term liabilities related to discontinued operations relate to the estimated lease obligation.

Following is a summary of the costs from discontinued operations for the current and prior year periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Results of operations	$43,000	$28,000	$87,000	$69,000
Future lease obligations, fair value	117,000	-	117,000	-
Asset impairment charge	217,000	-	217,000	-
Loss from discontinued operations	$377,000	$28,000	$421,000	$69,000

Note 5. Stock-Based Compensation

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

Our net loss for the six months ended March 31, 2010 and March 31, 2009 includes $44,000 and $39,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the six months ended March 31, 2010, we granted 12,000 non-statutory stock options and 30,606 incentive stock options both with exercise prices of $1.15. The per share weighted average fair value was $.85 for the non-statutory stock option grants and $.84 for the incentive stock option grants.

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

SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the three months ended March 31, 2010.

A summary of stock option activity under our share-based compensation plan for the three months ended March 31, 2010 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	379,231	$3.55
Granted	42,606	$1.15
Exercised	-
Forfeited	-
Expired	(24,431)	$3.12
Outstanding Mar 31, 2010	397,406	$3.32	5.9	$0

Exercisable Mar 31, 2010	274,510	$3.77	4.7	$0

As of March 31, 2010, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $95,000 and is expected to be recognized over a period of 2.58 years.

There were no stock options exercised during the six months ended March 31, 2010.

Note 6. Comprehensive Income (Loss)

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

As of December 31, 2008 and continuing through March 31, 2010 we are in default of certain technical covenants on the underlying term loan (see note 3 above) and we have therefore recognized an unrealized gain of $10,000 for the six months ended March 31, 2010 in the accompanying Condensed Consolidated Statement of Operations. As long as the underlying loan is in covenant default we will adjust the unrealized gain or loss through the statement of operations as non-cash income or expense.

Note 7. Contingent Liabilities

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

Note 8. Related Party Transactions

The Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge.  Eric Reinhard is the sole manager of Golden Bridge.  The Company's and GTDT's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.   See Item 2, Financing Transactions below for the terms of the loan.  Amounts due to related parties that are included in notes payable are $185,000 and $0 at March 31, 2010 and 2009, respectively. 10

Note 9. Assets Held for Sale

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

Note 10. Impairment of Long-Lived Assets

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

An analysis was performed on a restaurant by restaurant basis at March 31, 2010. Assumptions used in preparing expected cash flows were as follows:

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

•         Food and packaging costs are projected to remain flat in relation to our current fiscal 2010 food and packaging costs as a percentage of sales.

•         Salvage value has been estimated on a restaurant by restaurant basis considering each restaurant's particular equipment package and building size.

Given the results of our impairment analysis at March 31, 2010 we did not record any impairment as their projected undiscounted cash flows show recoverability of their asset values.

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

Note 11. Fair Value Measurements

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

Level 3: Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010:

Level 2

Interest Rate Swap liability         $77,000

Note 12. Income Taxes

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

Note 13. Non-controlling Interests

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

Note 14. Subsequent Events

The Company adopted the provisions of FASB ASC 855, Subsequent Events, effective October 1, 2009.  FASB ASC 855 establishes the accounting for, and disclosure of, material events that occur after the balance sheet date but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, but will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for non-recognized events if required to keep the financial statements from being misleading. Subsequent events have been evaluated through the date our interim financial statements were issued with the filing of this Quarterly Report on Form 10-Q.

Note 15. Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended March 31, 2010. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

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

Note 16. Stock Transactions

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

Restaurant Locations

We currently operate and franchise a total of fifty Good Times restaurants, of which forty-six are in Colorado, with forty-one in the Denver greater metropolitan area, three in Colorado Springs, one in Grand Junction and one in Silverthorne. Seven of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there is one in North Dakota, two in Wyoming, and four in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	27	24	3
Good Times franchised	16	13	2	1
Dual brand co-owned	2	2
Dual brand franchised	5	2			2	1
Total	50	41	5	1	2	1
	As of March 31
	2009	2010
Company-owned restaurants	21	20
Co-developed restaurants	9	9
Franchise operated restaurants	22	21
Total restaurants	52	50

Fiscal 2009: In October 2008 we opened one new company-owned restaurant in Firestone, Colorado. In December 2008 a Wyoming franchisee terminated their Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products in one location.  Also in December 2008 a franchisee opened a new dual brand restaurant in Sheridan, Wyoming.

Fiscal 2010: In October 2009 a franchisee operating a Good Times restaurant in Thornton, Colorado terminated their franchise agreement and closed the restaurant.  In March 2010 we closed one company-owned dual branded restaurant in Commerce City, Colorado (see Note 4. above - Discontinued Operations). We anticipate that we may close up to three low volume franchised restaurants in fiscal 2010.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and six months ended March 31, 2010 and results for the three and six months ended March 31, 2009.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2010 decreased $500,000 (9.3%) to $4,883,000 from $5,383,000 for the three months ended March 31, 2009.  Same store restaurant sales decreased $435,000 (9.4%) during the three months ended March 31, 2010 for the restaurants that were open for the full periods ending March 31, 2010 and March 31, 2009.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales decreased $11,000 due to two company-owned dual branded restaurants not included in same store sales. Restaurant sales decreased $30,000 due to one non-traditional company-owned restaurant not included in same store sales.

Net revenues for the six months ended March 31, 2010 decreased $1,136,000 (10.5%) to $9,723,000 from $10,859,000 for the six months ended March 31, 2009.  Same store restaurant sales decreased $950,000 (10.4%) during the six months ended March 31, 2010 for the restaurants that were open for the full periods ending March 31, 2010 and March 31, 2009.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded.  Restaurant sales decreased $63,000 due to three company-owned restaurants not included in same store sales. Two are dual branded restaurants and one opened in October 2008.  Restaurant sales decreased $73,000 due to one non-traditional company-owned restaurant not included in same store sales.

Our first and second quarter same store restaurant sales declines of 11.4% and 9.4%, respectively, reflect the adverse impact the macroeconomic environment is having on consumers' discretionary spending and the proliferation of heavy promotion of $1 value menus and discounting by competitors.  In addition adverse weather conditions in October and December 2009, and February 2010 had a negative effect on our restaurant sales. October 2009 in Colorado was the second coldest and fifth snowiest October on record and a late month snow storm caused the closure of our restaurants for most of one day.

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

Franchise revenues decreased $24,000 to $111,000 from $135,000 for the three months ended March 31, 2009 due to a decrease in franchise royalties. Same store Good Times franchise restaurant sales decreased 14% during the three months ended March 31, 2010 for the franchise restaurants that were open for the full periods ending March 31, 2010 and March 31, 2009. Dual branded franchise restaurant sales decreased 23.7% during the three months ended March 31, 2010, compared to the same prior year period, primarily due to higher opening sales in one new restaurant that opened in December 2008.

Franchise revenues decreased $50,000 to $224,000 from $274,000 for the six months ended March 31, 2010 due to decreases in both franchise royalties and franchise fee income. Same store Good Times franchise restaurant sales decreased 12.2% during the six months ended March 31, 2010 for the franchise restaurants that were open for the full periods ending March 31, 2010 and March 31, 2009. Dual branded franchise restaurant sales decreased 20.9% during the six months ended March 31, 2010, compared to the same prior year period.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 103.4% during the three months ended March 31, 2010 compared to 96.7% in the same prior year period and were 101.8% during six month period ended March 31, 2010 compared to 97.5% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Restaurant-level costs for the period ended March 31, 2009	96.7%	97.5%
Increase in food and packaging costs	2.0%	.7%
Increase in payroll and other employee benefit costs	2.4%	1.4%
Increase in occupancy and other operating costs	2.9%	2.9%
Increase (decrease) in depreciation and amortization	(.6%)	(.6%)
Decrease in opening costs and deferred rent	0%	(.1%)
Restaurant-level costs for the period ended March 31, 2010	103.4%	101.8%

Food and Packaging Costs

For the three months ended March 31, 2010 our food and paper costs, decreased $63,000 to $1,682,000 (35.2% of restaurant sales) from $1,745,000 (33.3% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2010 our food and paper costs, decreased $290,000 to $3,248,000 (34.2% of restaurant sales) from $3,538,000 (33.4% of restaurant sales) compared to the same prior year period.

During fiscal 2009 we experienced a moderation in our food and packaging costs when our weighted food and packaging costs increased approximately 2%. We took cumulative weighted menu price increases during fiscal 2009 of approximately 2.6%.

During the three months ended March 31, 2010 we experienced an increase in our weighted average food and packaging costs of 5.7%, including significant increases in beef, bacon and soda syrup. We anticipate continued upward pressure on our commodity costs for the balance of fiscal 2010. We are implementing an approximately 3.8% weighted average menu price increase in May 2010, however we anticipate that the effect of the menu price increase to our restaurant sales will be offset by the implementation of price promotions.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2010 our payroll and other employee benefit costs decreased $59,000 to $1,834,000 (38.4% of restaurant sales) from $1,893,000 (36.1% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2010 our payroll and other employee benefit costs decreased $268,000 to $3,613,000 (38% of restaurant sales) from $3,881,000 (36.7% of restaurant sales) compared to the same prior year period.

The increase in payroll and other employee benefit expenses as a percent of restaurant sales for the three and six month periods ended March 31, 2010 is primarily the result of lower restaurant sales. Because payroll costs are semi-variable in nature they increase as a percentage of restaurant sales when there is a decrease in restaurant sales.

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

Occupancy and Other Operating Costs

For the three months ended March 31, 2010 our occupancy and other operating costs increased $35,000 to $1,168,000 (24.5% of restaurant sales) from $1,133,000 (21.6% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2010 our occupancy and other operating costs increased $41,000 to $2,322,000 (24.4% of restaurant sales) from $2,281,000 (21.5% of restaurant sales) compared to the same prior year period.

For the three and six month periods ended March 31, 2010 we experienced increases in rent, utility costs, repairs and maintenance costs, and property taxes compared to the same prior year period, however these increases were partially offset by decreases in all other operating costs. Occupancy and other operating costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as higher property taxes at those locations.

Opening Costs

For the three months ended March 31, 2010 and March 31, 2009 our new store opening costs were $0. For the six months ended March 31, 2010 our new store opening costs were $0 compared to $15,000 in the same prior year period. The prior year costs are related to a new company-owned restaurant that opened in October 2008.

Depreciation and Amortization

For the three months ended March 31, 2010, our depreciation and amortization decreased $55,000 to $249,000 (5.2% of restaurant sales) from $304,000 (5.8% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2010, our depreciation and amortization decreased $114,000 to $490,000 (5.2% of restaurant sales) from $604,000 (5.7% of restaurant sales) compared to the same prior year period.

The decrease in depreciation and amortization for the three and six month periods ended March 31, 2010 is due to declining depreciation expense in our aging company-owned and co-developed restaurants.

General and Administrative Costs

For the three months ended March 31, 2010, general and administrative costs decreased $37,000 to $365,000 (7.5% of total revenues) from $402,000 (7.5% of total revenues) for the same prior year period.

The decrease in general and administrative costs for the three months ended March 31, 2010 compared to the same prior year period is primarily attributable to decreases in: 1) payroll and employee benefit costs of $30,000 and 2) professional services of $14,000.

For the six months ended March 31, 2010, general and administrative costs decreased $156,000 to $735,000 (7.6% of total revenues) from $891,000 (8.2% of total revenues) for the same prior year period.

The decrease in general and administrative costs for the six months ended March 31, 2010 compared to the same prior year period is primarily attributable to decreases in: 1) payroll and employee benefit costs of $87,000, 2) training and recruiting expenses of $18,000 and 3) professional services of $51,000.

Advertising Costs

For the three months ended March 31, 2010 advertising costs decreased $16,000 to $286,000 (6% of restaurant sales) from $302,000 (5.8% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2010 advertising costs decreased $51,000 to $561,000 (5.9% of restaurant sales) from $612,000 (5.8% of restaurant sales) for the same prior year period.

The decrease in advertising costs for the three and six month periods is primarily due to the decrease in restaurant sales, as contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales. In addition, for the six month period ended March 31, 2010 $9,000 of payroll and employee benefit costs have been eliminated in the current period due to the retirement of our Vice President of Marketing in November 2008. We currently have no plans to fill the position in the immediate future.

Franchise Costs

For the three months ended March 31, 2010, franchise costs increased $2,000 to $35,000 (.7% of total revenues) from $33,000 (.6% of total revenues) for the same prior year period.

For the six months ended March 31, 2010, franchise costs decreased $8,000 to $65,000 (.7% of total revenues) from $73,000 (.7% of total revenues) for the same prior year period. The decrease in franchise costs for the six month period is primarily attributable to a reduction in franchise opening support costs compared to the same prior year period.

Loss from Operations

We had a loss from operations of ($728,000) in the three months ended March 31, 2010 compared to a loss from operations of ($422,000) for the same prior year period.

We had a loss from operations of ($1,297,000) in the six months ended March 31, 2010 compared to a loss from operations of ($1,021,000) for the same prior year period.

The increase in loss from operations for the three and six month periods is due primarily to the decrease in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections of Item 2.

Loss from Continuing Operations

The net loss from continuing operations was ($889,000) for the three months ended March 31, 2010 compared to a net loss from continuing operations of ($483,000) for the same prior year period. The change from the three month period ended March 31, 2009 to March 31, 2010 was attributable to the increase in loss from operations for the three months ended March 31, 2010, as well as: 1) an increase in net interest expense of $97,000 compared to the same prior year period; and 2) a decrease in the unrealized gain related to our interest rate swap liability of $3,000 compared to the same prior year period.  Net interest expense for the three months ended March 31, 2010 includes non-cash amortization of debt issuance costs of $81,000 related to: 1) the extension of the PFGI II loan in January, 2010; and 2) the loan agreement with W Capital, John T. MacDonald entered into in February 2010. (See "Note 2. Recent Developments" of Item 1 above).

The net loss from continuing operations was ($1,527,000) for the six months ended March 31, 2010 compared to a net loss from continuing operations of ($1,242,000) for the same prior year period. The change from the six month period ended March 31, 2009 to March 31, 2010 was attributable to the increase in loss from operations for the six months ended March 31, 2010, as well as: 1) an increase in net interest expense of $135,000 compared to the same prior year period; and 2) an increase in the unrealized gain related to our interest rate swap liability of $126,000 compared to the same prior year period. Net interest expense for the six months ended March 31, 2010 includes non-cash amortization of debt issuance costs of $90,000 related to: 1) the extension of the PFGI II loan in January, 2010; 2) the loan agreement with W Capital, John T. MacDonald entered into in February 2010; and 3) the loan agreement with Golden Bridge LLC entered into in April, 2009. (See "Note 2. Recent Developments" of Item 1 above)

Loss from Discontinued Operations

The loss from discontinued operations for the three and six month periods ended March 31, 2010 and 2009 include results attributable to our Commerce City, Colorado dual-branded restaurant that was closed in March 2010. The three and six month periods ended March 31, 2010 include the results of operations, the fair value of all future lease obligations and an impairment charge to write down the fixed assets to book value. The three and six month periods ended March 31, 2009 represent the results of operations.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2010, we had $533,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2010.  In February, 2010 we secured a short term loan of $400,000 to be used as working capital (see "Financing Transactions" below). Additionally, we may contemplate the sale or sublease of selected underperforming restaurants in fiscal 2010

As of March 31, 2010, we had a working capital deficit of $2,137,000 due in part to the entire note payable to Wells Fargo Bank, N.A. of $786,000 shown as a current liability due to certain loan covenant defaults that existed as of March 31, 2010. We are not in payment default under the note and anticipate remaining current on all principal and interest payments in fiscal 2010, subject to our successfully raising additional operating capital.  We have received a Forbearance and Reservation of Rights letter from Wells Fargo Bank stating that they are accepting current principal and interest payments and are not currently accelerating the note, subject to agreeing to an acceptable Required Corrective Action for the covenant defaults.  It is unlikely that we will have an acceptable Required Corrective Action until our Earnings Before Interest Taxes and Depreciation ("EBITDA") improves.  If Wells Fargo were to accelerate the note payable, we would need additional financing and we do not currently have a source for such financing.  Additionally, we have a $77,000 current liability related to the unrealized loss on our interest rate swap, as described in Note 10 of the Notes to the Condensed Consolidated Financial Statements above. We have a current liability of approximately $450,000 related to accrued property taxes which will be paid out of cash generated from operations through the end of fiscal 2010.

Due to the classification of the entire Wells Fargo note payable as a current liability and the right of Wells Fargo to accelerate the required payment of the note, we do not show the ability to fully satisfy our liabilities in the normal course of business without raising additional capital.   It is our objective to acquire additional operating capital through debt and equity offerings and the possible sale of existing restaurants with such funds to be used for the repayment of the Wells Fargo note and to increase our working capital.  We believe we will be successful in raising sufficient additional operating capital and in restructuring our debt obligations; however there can be no assurance that we will be successful in raising such additional funds particularly if we are unable to reverse our current negative same store sales trends. If we are unable to raise additional operating capital during the remainder of fiscal 2010 we may not be able to satisfy our liabilities as they come due.

In December, 2009 we entered into an agreement to extend the maturity of the PFGI II, LLC loan to December 31, 2012 and modified the terms of the loan to include a 25 year amortization period with a balloon payment on December 31, 2012.  As a result, the majority of the PFGI II LLC loan is shown as a long term liability as of March 31, 2010. We anticipate either developing a new restaurant on the land we own collateralizing the PFGI II loan and reducing the amount of the loan by the value of the land or selling the property and using the proceeds to reduce the loan, with estimated net proceeds of $800,000 to $1,000,000.  We will continue to market the other land and building we own that collateralizes the PFGI II loan for a sale and leaseback as conditions in the sale leaseback market improve and plan to use the net proceeds to reduce the loan.

Financing Activities

Wells Fargo Note Payable

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable (see note 5 above). As discussed above we are in default of certain loan covenants as of March 31, 2010 on this Wells Fargo note, however we are not currently, and have never been, in payment default under the note.

PFGI II LLC Promissory Note

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 extending the maturity to July 10, 2010 and again on December 14, 2009 extending the maturity to December 31, 2012.  The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and first deeds of trust on two real properties funded by the line of credit. The total outstanding balance on the promissory note was $2,495,000 at March 31, 2010.  Of the $2,495,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being held for sale in the sale-leaseback market.  The remaining balance is related to the purchase, entitlement and other development fees on a parcel of land in Aurora, Colorado that will be either developed into a company-owned restaurant, leased or sold.

In connection with the PFGI II, LLC amendment in December, 2009, the Company issued a three-year warrant dated January 2, 2010 (the "Warrant") to PFGI II, LLC which provides that PFGI II, LLC may at any time from January 2, 2010 until January 2, 2013 purchase up to 112,613 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $1.11 per share.  The number of Warrant Shares and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the Warrant was derived through the application of the Black-Scholes option pricing model. The fair value of the Warrant issued was determined to be $82,000 using the following assumptions: 1) risk free interest rate of 1.7%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $82,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over thirty-six months and charged to interest expense. Amortization of the debt discount included in interest expense for the three and six months ended March 31, 2010 was $7,000 for both periods.

Golden Bridge Loan Agreement

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

The Golden Bridge Loan is evidenced by a promissory note dated April 20, 2009 (the "Golden Bridge Note") made by the Company and GTDT, as co-makers, and bears interest at a rate of 10% per annum on the unpaid principal balance.  The Golden Bridge Note provides for monthly interest payments and will mature and be due and payable in full on July 10, 2010.  The commitment fee for the Golden Bridge Loan was $3,700.  The Golden Bridge Loan Agreement contains customary event of default provisions and a cross-default provision with respect to the loan agreement for the PFGI II, LLC loan (as described above).

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

In connection with the Golden Bridge Loan, the Company issued a three-year warrant dated April 20, 2009 (the "Warrant") to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 92,500 shares of the Company's common stock (the "Warrant Shares") at an exercise price of $1.15 per share.  The number of Warrant Shares and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the Warrant was derived through the application of the Black-Scholes option pricing model. The fair value of the Warrant issued was determined to be $42,000 with the following assumptions: 1) risk free interest rate of 1.27%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $42,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over fourteen months and charged to interest expense. Amortization of the debt discount included in interest expense for the three and six months ended March 31, 2010 was $8,000 and $16,000, respectively.

New Loan Agreement

On February 2, 2010, as reported on form 8-K, the Company entered into a loan agreement with W Capital, John T. MacDonald and Golden Bridge, LLC (collectively "the Lender"), pursuant to which the Lender made a loan of $200,000, with up to an additional $200,000 loan available through April 30, 2010 to be used for restaurant marketing and other working capital uses. At March 31, 2010 the entire $400,000 had been advanced to the Company. The loan agreement was amended on April 1, 2010, as reported on form 8-K. (See "Note 2 - Recent Developments" above)

The Loan is evidenced by a Convertible Secured Promissory Note dated February 1, 2010 (the "Note") made by the Company and shall bear interest at a rate of 12% per annum on the unpaid principal balance through August 1, 2010.  The maturity date for payment of all principal and interest on the Note is December 31, 2010.  However, if and to the extent that any portion of the Note is still outstanding after August 1, 2010, the interest rate will increase to 14% per annum from and after August 1, 2010 until the maturity date.  All interest accrues through the maturity date.  The Loan Agreement contains customary event of default provisions and a cross-default provision with respect to the loan agreement for the Wells Fargo Bank and PFGI II, LLC loans in the event of payment default on either of those loans.  Upon the occurrence and continuance of an event of default, the Lender may declare all or part of the unpaid principal and accrued and unpaid interest on the Loan due and payable.  Any amounts not paid to the Lender when due will bear interest from the due date until paid at a rate of 16% per annum. The repayment of the 2009 Golden Bridge Loan and the February 2, 2010 Loan will require additional equity or debt capital. As described above in Note 2 - Recent Developments, the Company has hired Mastodon Ventures to seek strategic alternatives and sources of capital.  There can be no assurance that we will be successful in raising such capital which would require us to renegotiate the repayment terms of these short term loans.

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

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the intrinsic value of the embedded beneficial conversion feature was determined to be $161,000. The value of $161,000 was charged to note discounts and credited to Additional Paid in Capital. The value will be amortized over six months and charged to interest expense. Amortization of the beneficial conversion feature included in interest expense for the three and six months ended March 31, 2010 was $53,000 for both periods.

In connection with the Loan, the Company issued warrants dated February 1, 2010 (the "Warrants") to the Lender which provides that the Lender may at any time from February 1, 2010 until two years from the date of repayment or conversion of the Loan purchase up to an aggregate of 50,000 shares of the Company's common stock (the "Warrant Shares") at an exercise price that is equal to the Conversion Price calculation above.  If the Loan is not repaid prior to August 1, 2010, the Company will issue warrants for the purchase of 50,000 additional shares of the Company's common stock upon the same terms as the initial Warrants.  The number of Warrant Shares and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the Warrants was derived through the application of the Black-Scholes option pricing model. The fair value of the Warrants issued was determined to be $38,000 with the following assumptions: 1) risk free interest rate of 1.41%, 2) an expected life of 2.5 years, and 3) an expected dividend yield of zero. The fair value of $38,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over six months and charged to interest expense. Amortization of the debt discount included in interest expense for the three and six months ended March 31, 2010 was $13,000 for both periods.

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

Cash Flows

Net cash used in operating activities was $670,000 for the six months ended March 31, 2010. The net cash used in operating activities for the six months ended March 31, 2010 was the result of a net loss of ($1,948,000) as well as cash and non-cash reconciling items totaling $1,278,000 (comprised of depreciation and amortization of $580,000, stock based compensation expense of $44,000, discontinued operations costs of $358,000 an accounts payable increase of $341,000 and a net decrease in other operating assets and liabilities of $45,000).

Net cash used in operating activities was $808,000 for the six months ended March 31, 2009. The net cash used in operating activities for the six months ended March 31, 2009 was the result of a net loss of ($1,311,000) as well as cash and non-cash reconciling items totaling $503,000 (comprised of depreciation and amortization of $627,000, an unrealized loss of $116,000 related to our interest rate swap liability, an accounts payable decrease of $279,000 and a net increase in other operating assets and liabilities of $39,000).

Net cash used in investing activities for the six months ended March 31, 2010 was $16,000 which reflects payments of $24,000 for miscellaneous restaurant related capital expenditures and $8,000 in principal payments received on loans to franchisees.

Net cash used in investing activities for the six months ended March 31, 2009 was $254,000 which reflects payments of $245,000 for the purchase of property and equipment (including $205,000 for new store development and $40,000 for miscellaneous restaurant related capital expenditures), $31,000 in loans made to franchisees and $22,000 in principal payments received on loans to franchisees.

Net cash provided by financing activities for the six months ended March 31, 2010 was $404,000, which includes principal payments on notes payable and long term debt of $67,000, borrowings on notes payable of $400,000 and receivables from non-controlling interests of $71,000.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Good Times Restaurants is subject to legal proceedings which are incidental to its business.  These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We are in default of certain technical loan covenants as of March 31, 2010 on our $786,000 note payable to Wells Fargo Bank, N.A. ("the Bank"). We have never been in payment default on the note. On February 9, 2009 we received a Reservation of Rights letter from the Bank formally notifying us of the default of the Earnings Before Interest Taxes and Depreciation ("EBITDA") Coverage Ratio of not less than 1.5 to 1.0 and the Tangible Net Worth of not less than $5,000,000 as set forth in the Credit Agreement for the period ending December 31, 2008. The letter serves as notice that notwithstanding the foregoing events of default, the Bank is reserving all of its rights and remedies under the Credit Agreement and related agreements. The Bank is not now accelerating the Loan and is willing to continue to accept regularly scheduled payments of principal and interest under the Loan.

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

DATE: May 17, 2010
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller