Form 10-K
period 2010-09-30
GOOD TIMES RESTAURANTS INC
filed 2010-12-23
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2010

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______

Commission file number 000-18590

GOOD TIMES RESTAURANTS INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1133368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Corporate Circle, Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (303) 384-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.001 par value, Preferred Stock $.01 par	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company[x]

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

As of December 15, 2010, the aggregate market value of the 2,639,441 shares of common stock held by non affiliates of the issuer, based on the closing sales price of the common stock on December 15, 2010 of $.60 per share as reported on the Nasdaq Capital Market, was $1,583,665.

As of December 15, 2010, the issuer had 8,177,989 shares of common stock outstanding.

TABLE OF CONTENTS

DISCLOSURE REGARDING FORWRAD-LOOKING STATEMENTS
		PAGE
	PART I
Item 1	Business	1 - 10
Item 1A	Risk Factors	10 - 13
Item 1B	Unresolved Staff Comments	13
Item 2	Properties	14
Item 3	Legal Proceedings	14
Item 4	Removed and Reserved	14

	PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15 - 16
Item 6	Selected Financial Data	17
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 27
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8	Financial Statements and Supplementary Data	F1 - F20
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item 9A	Controls and Procedures	28
Item 9B	Other Information	28

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	29 - 33
Item 11	Executive Compensation	34 - 36
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13	Certain Relationships, Related Transactions, and Director Independence	38 - 39
Item 14	Principal Accountant Fees and Services	39

	PART IV

Item 15	Exhibits, Financial Statement Schedules	40 - 42

	Signatures	43

23.1	Consent of HEIN & ASSOCIATES LLP
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
31.2	Certification of Controller pursuant to 18 U.S.C. Section 1350
32.1	Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350

2

PART I

ITEM 1.                BUSINESS

Overview: Good Times Restaurants Inc., a Nevada corporation (the "Company"), was organized in 1987.  The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc. ("GTDT"), which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our restaurants are located in the front-range communities of Colorado but we also have franchised restaurants in Idaho, North Dakota and Wyoming.  The terms "Good Times", "we", "us" and "our" where used herein refer to the operations of GTDT and of the Company.

Recent Developments:  We experienced fairly dramatic same store sales declines immediately after the beginning of the recession in the spring of 2008 that continued through late spring of 2010 after several years of same store sales increases.  Beginning in June 2010 our sales trends began to flatten out and have increased since August 2010.  Beginning in August 2010 and continuing through November 2010 we have experienced monthly same store sales increases of 0.4%, 7.4%, 20.3% and 5.4%.  While a portion of the sales increases have been due to very favorable weather in 2010 compared to 2009, we have experienced increases in both customer traffic and our average transaction amount as a result of the implementation of more price choice across our menu and several product initiatives.  Those initiatives included the implementation of Fresh Cut Fries and Wild Fries in a new cooked-to-order platform, five $2.89 Craver Combos, hand spun custard shakes with seasonal flavors, the introduction of Sweet Potato Fries as a limited time offer and other product promotions.  As discussed below in Concept and Business Strategy, we are focusing on sustaining our same store sales momentum through improving our core value proposition for the consumer and evolving the brand away from mainstream hamburger quick service restaurants' standard fare.  While we are and will remain all about burgers, fries and frozen custard, we are elevating each category's fresh, handcrafted and unique offerings.

In August 2009, the Company began exploring and evaluating strategic alternatives aimed at enhancing shareholder value.  Our Board of Directors formed a Special Committee comprised of directors Geoff Bailey, Richard Stark and Alan Teran to lead these efforts.  In addition, the Company hired Mastodon Ventures, Inc. to provide strategic advisory services and explore strategic alternatives that may further the long-term business prospects of the Company and provide incremental value to its shareholders.

As previously disclosed in the Company's current report on Form 8-K filed on November 3, 2010, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), dated October 29, 2010, with Small Island Investments Limited, a Bermuda corporation ("SII"), under which the Company agreed to sell, and SII agreed to purchase, 4,200,000 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), at a purchase price of $0.50 per share, or an aggregate of $2,100,000 (the "SII Investment Transaction").  The Purchase Agreement was amended on December 13, 2010 to clarify the scope of SII's director designation rights following the Closing.

On December 13, 2010, following approval of the SII Investment Transaction and related matters by the Company's stockholders at a special meeting called for such purposes (the "Special Meeting"), the Company and SII completed the issuance and sale of the Shares to SII.  On December 13, 2010, the Company and SII also entered into a Registration Rights Agreement, pursuant to which the Company granted SII certain registration rights with respect to resale of the Shares.

The completion of the SII Investment Transaction resulted in a change of control of the Company, with SII becoming the beneficial owner of approximately 51.4 percent of the Company's outstanding Common Stock.  In addition, pursuant to the Purchase Agreement, SII designated four new members of the Company's Board of Directors to replace Richard J. Stark, Alan A. Teran, Ron Goodson and David Grissen, all of whom resigned as directors effective upon the closing of the SII Investment Transaction.

At the Special Meeting, the Company's stockholders also approved a proposal to give our Board discretion to effect a one-for-three reverse stock split of the Company's issued and outstanding Common Stock following the closing of the SII Investment Transaction.  The Board subsequently adopted resolutions approving a one-for-three reverse stock split to be effective as of December 31, 2010.

On February 1, 2010, the Company and GTDT entered into a loan agreement with W Capital, Inc. ("W Capital"), John T. McDonald ("McDonald") and Golden Bridge, LLC ("Golden Bridge"), pursuant to which the lenders made loans totaling $400,000 to be used for restaurant marketing and other working capital uses of GTDT.   The loan agreement was

subsequently amended as of April 1, 2010 to remove Golden Bridge as a lender, replacing it with additional loans from W Capital and McDonald.  The aggregate principal amount owing to W Capital and McDonald was paid out of the proceeds of the SII Investment Transaction.  In addition, the accrued interest on such loans through December 13, 2010 of $39,715 was converted into an aggregate of 79,430 shares of our Common Stock.

In connection with the loans, the Company issued warrants to W Capital and McDonald which entitle them at any time prior to December 13, 2013 to purchase up to an aggregate of 100,000 shares of our Common Stock at an exercise price of 25% less than the average price of our Common Stock during the 20 days prior to exercise, but at not less than $0.75 per share nor more than $1.08 per share.  These warrants remain outstanding and exercisable in accordance with their terms.

Proceeds of the SII transaction were also used to repay the outstanding principal amount of $185,000 due to Golden Bridge on a loan Golden Bridge made to the Company in 2009, to reduce our accounts payable and accrued liabilities, to pay the expenses related to the SII Investment Transaction, and to increase our working capital.  The SII Investment Transaction also allowed us to renegotiate the terms and covenants of our loan with Wells Fargo Bank, N.A. ("Wells Fargo") and to regain compliance with certain financial loan covenants that had been in default.  We had never been in any payment default under the loan and Wells Fargo agreed to accept additional building and equipment collateral in exchange for modifying the covenants of the loan without affecting our interest rate or repayment term.   As a condition to the closing of the SII Investment Transaction, we entered into a new Credit Agreement and Promissory Note with Wells Fargo effective as of December 13, 2010.  The prior financial defaults had caused us to show the entire balance of the loan as a short term liability; however, as of September 30, 2010, it is again largely classified as a long term note payable.

SII's affiliates have ownership interests in other full service restaurant chains that generate approximately $75 million in annual revenues.   The SII Investment Transaction may successfully position the Company to pursue a larger platform in the restaurant business through acquisitions, new investment and improved economies of scale.  However, there can be no assurance that any acquisitions or additional investment will occur.

The shorter term objective for the Good Times brand will be to focus on maximizing its profitability and development in our core market of Colorado.  In fiscal 2010, we closed two Company-operated restaurants and a franchisee closed one restaurant.  We continue to evaluate the near term realizable asset value of each restaurant compared to its longer term cash flow value and we may choose to sell, sublease or close additional lower performing restaurants in fiscal 2011as we position the company for growth in new store development.  We will require additional capital sources to develop additional company owned restaurants.

See Financing Activities under the Liquidity and Capital Resources section Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below for further details of the transactions described above.

Concept and Business Strategy: We operate with two different formats that have evolved over the course of our history: a smaller, 880 to 1000 square foot building without indoor seating that is focused on drive thru service and limited walk up service; and a 2,400 square foot, 70 seat dining room format that has been the model for the last thirteen restaurants developed in Colorado.  We are currently further refining the prototype design to reduce development costs and improve the return on investment model for future company-owned and franchised restaurant expansion with a 1,900 to 2,000 square foot, 40 seat dining room design that will carry forward all of the core design elements of our prior prototype design.

In light of the last two years' sales declines that began at the start of the current economic recession, we are primarily focused on maintaining the recent momentum in positive growth in our existing stores' sales.  In addition to the upgrades in the quality and portions of our core hamburger and chicken products in 2009, in fiscal 2010 we introduced our Fresh Cut Fries that are hand cut every day in each restaurant in addition to our Wild Fries and converted our systems so that we now cook all fries to order.  We have sacrificed some speed of service but we believe the quality improvements outweigh the additional 20 to 30 seconds the customer waits.  We also upgraded our shakes to hand spun custard shakes, more than doubling our shake sales in the summer of 2010.  In June 2010, we introduced our first lower priced menu category with our new $2.89 Craver Combos, which now represents over 15% of customer transactions.

While our primary value proposition for the consumer is derived from the quality and taste of our products, the current competitive and consumer spending environment continues to redefine value expectations within the quick service restaurant segment and a larger number of transactions are being driven by the availability of menu items at lower price points.  Our lower priced options are consistent with our brand strategy to offer fresh, real, handcrafted food with unique flavor profiles in our core menu categories of burgers, chicken, fries, frozen custard and fountain products.

We will continue to focus on elevating the attributes of our menu items that we believe give us a unique position in hamburger quick service restaurants - Fresh All Natural Angus beef that is free from hormones, antibiotics and animal byproducts in the feed; Fresh Frozen Custard made fresh every few hours in every restaurant; Fresh Grilled Honey Cured Bacon; Fresh Squeezed Lemonade; Fresh Cut Fries; 100% Breast of Chicken; and other proprietary recipes and flavors.  We are working on the preparation system and packaging design for our burgers with the goal of achieving a more hot off the grill, cooked to order flavor that is more common in fast casual and casual theme concepts than in quick service restaurants.

Our core strategies have not changed and we continue to focus on the following initiatives to maintain positive sales growth and improve our profitability:

•         Focus on our most important drivers of success:

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

•         Offer high quality, unique menu items that provide exceptional value.  Our restaurants feature menu items that are unique in the quick service segment, and flavor profiles that are associated more with casual theme restaurants than with fast food.  Whenever possible, products support the brand umbrella of "fresh, high quality ingredients" such as fresh frozen custard made fresh throughout the day in every restaurant, 100% all natural beef, fresh squeezed lemonade, grilled honey cured bacon, sliced Bermuda onions and toppings such as real guacamole,  grilled pineapple and sautéed mushrooms.  Each menu category has signature recipes with fun, irreverent names that build Good Times' non-traditional personality such as Wild Fries with Wild Dippin Sauce, Big Daddy Bacon Cheeseburger, Mighty Deluxe, Burnin' Buffalo Chicken and Cappuccino Mocha Joe, Raspberry Torte and Strawberry Cheesecake Addiction Custard Spoonbenders.  We continue to make significant changes to our entire menu to leverage our heritage of quality products and to position the Good Times brand for a more unique and highly differentiated consumer experience. Those product and system changes include the following:

a.         The introduction of fresh, never frozen, all natural, purebred Angus beef for all of our burgers.  The beef is Certified Humanely Raised, has never had antibiotics or growth hormones, and is vegetarian fed.

b.         Introduced a line of five Craver Combos available at $2.89 for a double cheeseburger or chicken sandwich, fresh cut or Wild fries and a 16 oz soft drink.

c.         Introduced fresh, hand spun custard shakes with rotating seasonal flavors.

d.         Introduced Sweet Potato Fries, Red Head Strawberry Lemonade, the Pawbender and other proprietary items as limited time offerings.

e.         Reworked our chicken category with 100% breast meat sandwiches and tenders with revised flavor profiles that are unique to fast food.

f.         Introduced Fresh Hand Cut Fries, made daily from whole Idaho russet potatoes & seasoned with sea salt.

g.         Refining and elevating our custard flavor of the day program and iconic Spoonbender flavors.

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

•         Continually improve our fast, friendly, personal customer service. We strive to optimize and personalize the interaction between our employees and customers, particularly at the points of order and payment, to build a reputation as having the friendliest service.  We manage the face to face interaction with our customers through extensive employee screening and hospitality training to ensure their experience is punctuated by attentive, friendly service.  During fiscal 2009 and 2010 we introduced a new online screening and hiring system to reduce our hourly employee turnover and hire team members that exhibit good service attitudes.  Additionally, we introduced video training tools for the first time that we believe will enhance consistent execution of our quality standards. Speed of service through our drive thru lanes is important to the consumers' need for convenience, but is always secondary to delivering the highest quality product possible.  We monitor each car's service time and have developed incentive programs for management and employees to maintain our quick service standards.

•         Build customer loyalty through a unique brand experience.  In addition to fast friendly service and great tasting products, we strive to maintain clean, safe and appealing facilities with a particular emphasis on well groomed landscaping, freshly painted exteriors and merchandising that highlights the unique product attributes and flavors of our products.  We believe that everything the customer sees, smells, hears and feels influences their overall impression and the reputation of Good Times and that Good Times' target customer is seeking more out of even a quick service restaurant experience.

•         Build awareness of the Good Times Burgers & Frozen Custard brand. We believe that Good Times has built substantial brand equity among our customers and has become known for our quality, service and signature tastes, particularly within the hamburger category.  We believe there is significant opportunity to continue to build that reputation within the hamburger category by continuing to build a stronger overall value proposition and increase awareness of our frozen custard and fountain category. As capital becomes available to us to build out the Colorado market, we plan to sustain our media advertising and increase our store level communications, raising our overall awareness and building a highly differentiated brand personality.

•         Continually improve our employees' knowledge and proficiency of our core processes. Our customers' experience is driven by the ability of our management and employees to consistently execute clearly defined processes in every area of our business.  We believe that our employees' abilities and attitudes are directly related to our ability to provide well designed service, production and operating processes and effective training that allows them to continually learn, improve and succeed.  We train, test, certify and re-train all employees and management on all of our core operating and management processes to continually improve levels of proficiency.

Current Fiscal Year Initiatives:

1.             Consistently Grow Same Store Sales: We will continue to focus on comparable restaurant sales driven by increases in guest counts and increases in the average guest check.  Same store sales decreased 6.2% in fiscal 2010 compared to fiscal 2009, however, we experienced a flattening of those trends in June and July and began to see consecutive monthly same store sales increases in August through November of 2010.  As of the date of this filing, we anticipate that December, 2010 same store sales will maintain that increase in consecutive monthly sales.  We hope to increase guest counts throughout fiscal 2011 through a multi-faceted approach to continually improve the Good Times brand experience for our customers by:

•         Continuing to communicate our core value proposition that is centered on the availability of high quality at lower price choices and smaller portions.

•         Shifting our marketing communications from broadcast media to more store level and trade area focus.

•         Introducing both permanent and limited time products that are only available at Good Times.

•         Improving our execution on customer service and the delivery of our brand experience through continual re-training of all of our employees on our standards and heightened expectations.

•         Continuing to reinvest in our existing facilities with a reinvestment in our menu board systems, exterior signage and selective interior cosmetic improvements.

2.             Reduce our Cost of Sales: In fiscal 2010 our food and packaging costs increased to 35.2% of restaurant sales from 33.6% in fiscal 2009. The increase was primarily due to an increase in commodity costs as we experienced an 11% increase in our weighted average food and packaging costs in fiscal 2010 due mainly to increases in beef, bacon and dairy products.  We implemented a cumulative total menu price increase of 6.2% during fiscal 2010; however, the menu price increases were not implemented until the last four months of the fiscal year.  We expect to make modest price increases in fiscal 2010.

3.             Improve our Income from Operations by managing the profitability of incremental sales growth:  In addition to reducing our cost of sales, the highest near term return on our capital investment and opportunity for profit improvement is from increasing sales in our existing restaurants.  Historically, depending on the sales volume of each restaurant, we have experienced a 35% to 50% profit contribution on incremental sales.  By managing the profitability of compounding sales increases, we believe we can improve our Income from Operations through the operating leverage on existing assets.

4.             Pursue Strategic Alternatives:  As described above, the closing of the SII Investment Transaction enables us to continue to pursue possible additional strategic alternatives to enhance shareholder value and leverage the costs related to our operation as a publicly traded entity.

Expansion strategy and site selection: Our longer term strategy of becoming a super regional brand in select contiguous markets depends on our ability to continue our same store sales trends, on the consumer spending environment and on the availability of capital, which is currently limited.

Any new development would involve our new prototype restaurant design on sites that are on or adjacent to big box or grocery store anchored shopping centers in high activity and employment areas.  Our site selection for new restaurants is oriented toward slightly higher income demographic areas than many of our urban locations and most of our targeted trade areas are in relatively high growth areas of the Denver and northern Colorado markets.

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

	Total	Denver, CO Greater Metro	Colorado, Other	Idaho	Wyoming	North Dakota
Company-owned & Co-developed	25	23	2
Franchised	17	14	2	1
Dual brand company-owned	2	1	1
Dual brand franchised	5	2			2	1
	49	40	5	1	2	1
December:	2009	2010
Company-owned restaurants	21	20
Co-developed	9	7
Franchise operated restaurants	21	22
Total restaurants:	52	49

In October 2009 a franchisee operating a Good Times restaurant in Thornton, Colorado terminated its franchise agreement and closed the restaurant. In March 2010 we closed and sub-leased one company-owned dual branded restaurant in Commerce City, Colorado. In June 2010 we closed one co-developed restaurant in Denver, Colorado. Also in June 2010 we sold our general partnership interest in one co-developed restaurant in Denver, Colorado to the limited partner who is operating the restaurant under a franchise agreement. We anticipate that we may close up to three low volume franchised restaurants during fiscal 2011.

Menu:  The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, French fries, onion rings, fresh squeezed and frozen lemonades, soft drinks and frozen custard products.  Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is made with Meyer All Natural, All Angus beef, served on a 4" bun.  Hamburgers and cheeseburgers are garnished with fresh iceberg lettuce, fresh sliced sweet red onions, mayonnaise, guacamole, fresh grilled honey cured bacon, and proprietary sauces.  The chicken products include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomatoes, and Chicken Dunkers, whole breast meat breaded Tenders.  Signature chicken products include the Burnin' Buffalo, Guacamole Bacon Chicken, and 100% whole muscle breast meat Dunkers.  Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

All natural Angus beef is raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open beef market.  We believe that all natural beef delivers a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer processes, also may minimize the risk of any food-borne bacteria-related illnesses.

Fresh frozen custard is a premium ice cream (requiring in excess of 10% butterfat content and .4% egg yolks) with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts.  The custard is scooped similarly to hard-packed ice cream but is served at a lightly warmer temperature.  The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products.  Good Times serves the frozen custard as vanilla and a flavor of the day in cups and cones, specialty sundaes and "Spoonbenders", a mix of custard and toppings, and we anticipate it will continue to become a larger percentage of sales as we continue to develop custard products and awareness.

Marketing & Advertising:  Our marketing strategy focuses on: 1) driving comparable restaurant sales through attracting new customers and increasing the frequency of visits by current customers; 2) communicating specific product news and attributes to build strong points of difference from competitors; and 3) communicating a unique, strong and consistent brand.

Media is an important component of building Good Times' brand awareness and distinctiveness.  We spent our advertising dollars on both television and radio media during fiscal 2010.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.  As we continue to develop more and more distinctiveness to Good Times' brand and increase penetration of the Colorado market, we anticipate we will continue to use media advertising to increase overall awareness.  However, during fiscal 2011, we anticipate we will reduce our overall advertising expenditures and focus more of our marketing funds on store level and trade area level communication and activities.

Another important component of our marketing efforts is point-of-sale and on-site merchandising.  We rotate new four color product point-of-purchase displays every other month and support new product introductions with extensive merchandising.  Our restaurants with dining rooms have back-lit and front-lit product displays and product messaging throughout.  Menu boards are kept fresh with new food photography and graphics several times throughout the year.

We plan to continue to be active in digital media in order to create more customer engagement with the Good Times brand.  We anticipate leveraging our customer email database and website to create cost effective channels to target existing customers and increase their frequency.

Operations:

Restaurant Management:  We have developed Operating Partners in several of our restaurants as we are able to recruit qualified candidates.  We believe that this is a distinct competitive advantage that provides a higher level of service, quality control and stability over time.  The objective of the Operating Partner Program is to have each partner develop a relationship with the employees, the customers and the community at their restaurant and develop an ownership mentality with commensurate rewards as sales increase over a longer period of time.  The program allows an Operating Partner to earn 25% of a restaurant's improvement in cash flow over an established baseline.  Each Good Times restaurant employs an operating partner or a general manager, one to two assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts.  An eight to ten week training program is utilized to train restaurant managers on all phases of the operation.  Ongoing training is provided as necessary.  We believe that incentive compensation of our restaurant managers is essential to the success of our business.  Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.  Due to our decline in sales in 2009 and 2010, we have shifted most of our Operating Partners into a more traditional bonus plan based on their performance against the monthly scorecard metrics.

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

We use several sources of customer feedback to evaluate each restaurant's service and quality performance, including an extensive, computerized secret shopper program, customer comment phone line, telephone surveys and website comments.  Additionally, management uses both its own primary consumer research for product development and to determine customer usage and attitude patterns as well as third party market research that evaluates Good Times' performance ratings on several different operating attributes against key competitors.

Training:  We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they allowed to manage autonomously.  All of our training and development is based upon a "train, test, certify, re-train" cycle around standards and operating processes at all levels.  We conduct a semi-annual performance review with each manager to discuss prior performance and future performance goals.  We have a defined weekly and monthly goal setting process around future performance goals.  We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.  During fiscal 2009 and 2010, we implemented video training tools to drive training efficiencies and consistency.

Recruiting and Retention:  We seek to hire experienced restaurant managers and Operating Partners.  We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, stock options for regional managers and incentive plans at every level that are tied to performance against key goals and objectives.  We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement.  We also provide various other incentives, including vacations, car allowances, monthly performance bonuses and monetary rewards for managers who develop future managers for our restaurants.  In fiscal 2009 and 2010, we implemented an online screening and hiring tool that has proven to reduce hourly employee turnover.

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

We have entered into thirteen franchise agreements in the greater Denver metropolitan area.  Fourteen franchise restaurants and seven joint-venture restaurants are operating in the Denver metropolitan area media market.  Good Times franchise restaurants also operate in Colorado Springs and Grand Junction, Colorado and in Boise, Idaho.  Dual branded franchised restaurants operate in Gillette and Sheridan, Wyoming, Ft. Collins and Windsor, Colorado, and Bismarck, North Dakota.

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

Employees:  At December 15, 2010, we had approximately 509 employees of which 435 are part time hourly employees and 64 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

Competition:  The restaurant industry, including the fast food segment, is highly competitive.  Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates.  Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.  Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl's Jr., Sonic and Jack in the Box.  Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado.  Culver's and Freddy's are the only significant competitors offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and both have a significant presence in the targeted Midwestern markets for expansion.  Additional "fast casual" hamburger restaurants are being developed in the Colorado market, such as Smashburger and Five Guys; however, they do not have drive-through service and generate an average per person check that is approximately 50% higher than Good Times.

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

Special Note About Forward-Looking Statements:  From time to time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company.  We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions  Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Description of Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Forward-looking statements are related to, among other things:

•         business objectives and strategic plans;

•         operating strategies;

•         our ability to open and operate additional restaurants profitably and the timing of such openings;

•         restaurant and franchise acquisitions;

•         anticipated price increases;

•         expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

•         estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

•         anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

•         future capital expenditures;

o    our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2011;

o    the sufficiency of the supply of commodities and labor pool to carry on our business;

o    success of advertising and marketing activities;

o    the absence of any material adverse impact arising out of any current litigation in which we are involved;

o    impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

o    expectations regarding competition and our competitive advantages;

o    impact of our trademarks, service marks, and other proprietary rights; and

o    effectiveness of our internal control over financial reporting.

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

We have accumulated losses. We have incurred losses in every fiscal year since inception except 1999, 2002, 2006 and 2007.  As of September 30, 2010 we had an accumulated deficit of $16,737,000.  We cannot assure you that we will not have a loss for the current fiscal year ending September 30, 2011.  As of September 30, 2010, we had a working capital deficit of $1,869,000.

We must sustain same store sales increases.  We must sustain same store sales increases in existing restaurants to sustain profitability and we experienced declines in our same store sales in fiscal 2008, fiscal 2009 and the first ten months of fiscal 2010.  Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.

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

The macroeconomic recession could affect our operating results.  The current state of the economy and decreased consumer spending have adversely affected our sales over the last eighteen months and may continue to cause material negative sales trends.  A continued shift in consumer purchases toward $1 value menus in our competitive segment and a proliferation of heavy discounting by our major competitors may also continue to negatively affect our sales and operating results.

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

Sites may be difficult to acquire. Location of our restaurants in high-traffic and readily accessible areas is an important factor for our success.  Drive-through restaurants require sites with specific characteristics and there are a limited number of suitable sites available in our geographic markets.  Since suitable locations are in great demand, in the future we may not be able to obtain optimal sites at a reasonable cost.  In addition, we cannot assure you that the sites we do obtain will be successful.

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

Our franchisees could take actions that could harm our business.  Franchisees are independent contractors and are not our employees.  We provide training and support to franchisees; however, franchisees operate their restaurants as independent businesses.  Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control.  Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel.  Our image and reputation, and the image and reputation of other franchisees, may suffer materially, and system-wide sales could significantly decline, if our franchisees do not operate successfully.

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

Our articles of incorporation and our bylaws contain a number of provisions that may deter or impede takeovers or changes of control or management.  These provisions:

•         authorize our Board of Directors to establish one or more series of preferred stock, the terms of which can be determined by the Board of Directors at the time of issuance;

•         do not allow for cumulative voting in the election of directors unless required by applicable law.  Under cumulative voting, a minority stockholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors;

•         state that special meetings of our stockholders may be called only by the chairman of the board, the president or any two directors, and must be called by the president upon the written request of the holders of ten percent of the outstanding shares of capital stock entitled to vote at such special meeting; and

•         provide that the authorized number of directors is currently set at seven.

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

We have a controlling stockholder.  As a result of the SII Investment Transaction, SII beneficially owns approximately 51.4% of our outstanding common stock.  In addition, SII has the right, for so long as it owns more than 50% of our outstanding common stock, to designate a majority of our Board of Directors.  SII therefore has the ability to alter the strategic direction and/or capital structure of the Company.

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

Our NASDAQ Listing Is Important. Our Common Stock is currently listed for trading on the NASDAQ Capital Market.  The NASDAQ maintenance rules require, among other things, that our common stock price remains above $1.00 per share and that we have minimum stockholders' equity of $2.5 million.  During fiscal 2010, the Company received notices of non-compliance with both the minimum bid price and minimum stockholders' equity continued listing requirements.  The completion of the SII Investment Transaction has helped the Company to regain compliance with the minimum stockholders' equity requirement.  In addition, our Board of Directors, with the prior approval of our stockholders, has approved a one-for-three reverse stock split to take effect on December 31, 2010, which will allow us to regain compliance with the minimum bid price requirement.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We currently lease approximately 3,700 square feet of space for our executive offices in Golden, Colorado for approximately $55,000 per year under a lease agreement which expired in September 2009. We are currently leasing the space on a month to month basis. The space is leased from The Bailey Company, a significant stockholder in the Company, at their corporate headquarters.

As of December 15, 2010, Good Times has an ownership interest in twenty-seven Good Times units, all of which are located in Colorado.  Seven of these restaurants are held in a joint venture limited partnership of which Good Times is the general partner.  Good Times has a 50% interest in six of the partnership restaurants and a 78% interest in one restaurant. In June 2010 we sold our 51% interest in one restaurant that was held in a joint venture limited partnership to our limited partner, and the restaurant is now operated under a franchise agreement. There are twenty Good Times units that are wholly owned by Good Times.

Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,400 square feet for our prototype building with a 70 seat dining room.  In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet.  The buildings are situated on lots of approximately 18,000 to 50,000 square feet.  Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report.  We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale-leaseback agreements.

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

ITEM 3.                LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.  We are subject, from time to time, to various lawsuits in the normal course of business.  These lawsuits are not expected to have a material impact.

ITEM 4.                (REMOVED AND RESERVED)

PART II

ITEM 5.                MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Common Stock are listed for trading on the NASDAQ Capital Market under the symbol "GTIM".  The following table presents the quarterly high and low bid prices for our Common Stock as reported by the NASDAQ Capital Market for each quarter within the last two fiscal years.  The quotations reflect interdealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	2009			2010
QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

December 31, 2008	$2.95	$0.76	December 31, 2009	$1.37	$1.05
March 31, 2009	$1.57	$0.75	March 31, 2010	$1.32	$1.03
June 30, 2009	$2.50	$1.00	June 30, 2010	$1.25	$0.92
September 30, 2009	$1.65	$1.08	September 30, 2010	$1.01	$0.30

As of December 15, 2010 there were approximately 225 holders of record of Common Stock.  However, management estimates that there are not fewer than 1,390 beneficial owners of our Common Stock.

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

Recent Sales of Unregistered Securities:

Bridge Financing Note and Warrant

During the fiscal year the Company issued a Secured Convertible Promissory Note in the amount of up to $400,000 to certain lenders in a bridge financing transaction, together with warrants to purchase up to 100,000 shares of the Company's Common Stock.  The bridge lenders initially included Golden Bridge, W Capital and McDonald; however, as of April 1, 2010, the bridge loan agreement was amended to remove Golden Bridge as a lender, replacing it with additional loans from W Capital and McDonald on the same terms, and the note and warrants were adjusted accordingly.  The note was convertible into shares of Common Stock at any time prior to repayment at a conversion price of 25% less than the average price of the Company's common stock during the 20 days prior to the conversion date, but not below $0.75 per share nor above $1.08 per share.  However, the aggregate principal amount owing to W Capital and McDonald was paid out of the proceeds of the SII Investment Transaction.  In addition, and with the agreement of the lenders, the accrued interest on such loans through December 13, 2010 of $39,715 was converted into an aggregate of 79,430 shares of our Common Stock at a conversion price of $0.50 per share.  The warrants remain outstanding and exercisable at any time prior to December 13, 2013 at an exercise price of 25% less than the average price of our Common Stock during the 20 days prior to exercise, but at not less than $0.75 per share nor more than $1.08 per share.

The Company relied on the exemption from registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated there under for the issuance of the note and the warrants in the bridge financing and for the issuance of shares of Common Stock upon conversion of accrued interest under the note.

SII Investment Transaction

As previously disclosed in the Company's current report on Form 8-K filed on November 3, 2010, the Company entered into the Purchase Agreement with SII on October 29, 2010, pursuant to which the Company agreed to sell, and SII agreed to purchase, 4,200,000 Shares at a purchase price of $0.50 per share, or an aggregate of $2,100,000.  The Purchase Agreement was amended on December 13, 2010 to clarify the scope of SII's director designation rights following the Closing.  On December 13, 2010, the Company and SII completed the issuance and sale of the Shares to the SII.  The Company received gross proceeds of $2,100,000, which will be used to pay off the interim working capital loans, reduce the Company's current liabilities and provide working capital for fiscal 2011 and beyond pursuant to its business strategy.

The Shares sold to SII were not registered under the Securities Act or state securities laws, and may not be resold in the United States in the absence of an effective registration statement filed with the SEC or an available exemption from the applicable federal and state registration requirements.  In the Purchase Agreement, SII represented to the Company that: (a) it is an accredited investor, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act; (b) it acquired the Shares as principal for its own account for investment purposes only and not with a view to or for distributing or reselling the Shares or any part thereof; and (c) it is knowledgeable, sophisticated and experience in making, and qualified to make, decisions with respect to investments in securities representing an investment decision similar to that involved in the purchase of the Shares.  The Company has relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations promulgated there under for the purposes of the SII Investment Transaction.

Disclosure with Respect to the Company's Equity Compensation Plans: We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 2001Good Times Restaurants Stock Option Plan, 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan.  For additional information, see Note 13, Stockholders' Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2010.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-options	390,086	$3.30	161,986
Total	390,086	$3.30	161,986

ITEM 6.                SELECTED FINANCIAL DATA.

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 8 hereof.

The following presents certain historical financial information of the Company.  This financial information includes the combined operations of the Company and its subsidiary for the fiscal years ended September 30, 2006 to 2010. Certain prior year balances have been reclassified to conform to the current year's presentation.  Such reclassifications had no effect on the net income or loss.

	_______________________________ September 30,________________________________
Operating Data:	2010	2009	2008	2007	2006
Restaurant sales	$20,390,000	$22,079,000	$25,244,000	$24,215,000	$20,329,000
Franchise fees and royalties	473,000	536,000	638,000	740,000	606,000
Total Net Revenues	20,863,000	22,615,000	25,882,000	24,955,000	20,935,000
Restaurant Operating Costs:
Food and packaging costs	7,181,000	7,423,000	8,002,000	7,589,000	6,338,000
Payroll and other employee benefit costs	7,359,000	7,663,000	8,780,000	8,063,000	6,584,000
Occupancy and other operating costs	4,331,000	4,529,000	4,881,000	4,393,000	3,797,000
New store pre-opening costs	-	15,000	38,000	118,000	182,000
Depreciation and amortization	943,000	1,172,000	1,283,000	1,223,000	997,000
Total restaurant operating costs	19,814,000	20,802,000	22,984,000	21,386,000	17,898,000

Selling, General & Administrative costs	2,638,000	2,814,000	3,567,000	3,226,000	2,752,000
Franchise costs	124,000	161,000	312,000	160,000	166,000
Loss (Gain) on restaurant assets	199,000	(28,000)	(35,000)	(17,000)	(57,000)
Income (Loss) from Operations	($1,912,000)	($1,134,000)	($946,000)	$200,000	$176,000
Other Income and (expenses)
Unrealized gain (loss) on interest rate swap	3,000	(87,000)	-	-	-
Interest income (expense), net	(598,000)	(261,000)	(13,000)	40,000	87,000
Total other income (expense)	(595,000)	(348,000)	(13,000)	40,000	87,000

Net Income (Loss) from continuing operations	($2,507,000)	($1,482,000)	($959,000)	$240,000	$263,000
Loss from discontinued operations	590,000	218,000	-	-	-
Net Income (Loss)	($3,097,000)	($1,700,000)	($959,000)	$240,000	$263,000
Income (Expense) from non-controlling interest	165,000	54,000	(113,000)	(211,000)	(246,000)
Income tax expense	-	-	4,000	-	-
Net Income (Loss) available to Common Shareholders	($2,932,000)	($1,646,000)	($1,076,000)	$29,000	$17,000
Basic and Diluted Earnings (Loss) Per Share	($ .75)	($ .42)	($.28)	$.01	$.01

Balance Sheet Data:
Working Capital (Deficit)	($1,869,000)	($1,200,000)	($2,082,000)	$532,000	$1,547,000
Total assets	8,318,000	10,254,000	11,920,000	11,544,000	10,693,000
Non-controlling interest in partnerships	274,000	428,000	584,000	751,000	795,000
Long-term debt	3,005,000	2,478,000	846,000	970,000	1,293,000
Stockholders' equity	$1,694,000	$4,378,000	$5,993,000	$7,084,000	$6,877,000

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues: Net revenues for fiscal 2010 decreased $1,752,000 (7.7%) to $20,863,000 from $22,615,000 for fiscal 2009.  Same store restaurant sales decreased $1,146,000 (6.1%) during fiscal 2010. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included while dual branded restaurants are excluded.  Restaurant sales decreased $77,000 due to one non-traditional company-owned restaurant not included in same store sales and decreased $94,000 due to two dual branded company-owned restaurants. Restaurant sales decreased $372,000 due to one co-developed restaurant sold to a franchisee in June 2010. Net revenues decreased $63,000 in fiscal 2010 due to a decrease in franchise royalties of $66,000 offset by an increase in franchise fees of $3,000.

Our same store restaurant sales decline of 6.1% reflects the adverse impact the macroeconomic environment has had on consumers' discretionary spending, the heavy promotion of $1 value menus and discounting by competitors and the proliferation of fast casual hamburger themed restaurants in Colorado.  We had shown same store sales growth in sixteen consecutive quarters leading into the third quarter of fiscal 2008 but then experienced declines through May of 2010, when the declines moderated significantly and then sales growth trends turned positive in August 2010 and have remained positive through the date of this report.  Our outlook for fiscal 2011 is more optimistic based on the last six months' sales trends, however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction has increased in August through November 2010 compared to 2009 and we are continuing to manage our marketing communications to balance growth in customer traffic and their average expenditure.

Average restaurant sales for company-owned and co-developed restaurants (including double drive thru restaurants and restaurants with dining rooms but excluding dual brand restaurants) for fiscal 2009 and 2010 were as follows:

	Fiscal 2010	Fiscal 2009
Company operated	$734,000	$783,000

For factors which may affect future results of operations, please refer to the section entitled "Current Fiscal Year Initiatives" in Item 1 on pages 4 - 5 of this report and a related discussion of planned product and system changes discussed in the section entitled "Concept and Business Strategy" in Item 1 on pages 2 - 4 of this report.

Restaurant Operating Costs: Restaurant operating costs as a percent of restaurant sales were 97.2% for fiscal 2010 compared to 94.2% in fiscal 2009.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the period ended September 30, 2009	94.2%
Increase in food and packaging costs	1.6%
Increase in payroll and other employee benefit costs	1.4%
Increase in occupancy and other operating costs	.8%
Decrease in pre-open costs	(.1%)
Decrease in depreciation and amortization costs	(.7%)
Restaurant-level costs for the period ended September 30, 2010	97.2%

Food and Packaging Costs: Food and packaging costs for fiscal 2010 decreased $242,000 from $7,423,000 (33.6% of restaurant sales) in fiscal 2009 to $7,181,000 (35.2% of restaurant sales). In fiscal 2009 we saw a moderation in food and packaging cost increases. We experienced dramatic increases in commodity costs including beef, bacon, soft drinks and dairy costs in fiscal 2010.

In fiscal 2009 and 2010 our weighted food and packaging costs increased approximately 2% and 11%, respectively.  The cumulative weighted menu price increases taken during fiscal 2009 and fiscal 2010 were approximately 2.2% and 1.7%, respectively.  Most of the 2010 menu price increases were taken in the last four months of fiscal 2010 aggregating a 7.1% cumulative increase. The introduction of the $2.89 Craver combo meals in May 2010 negatively impacted our cost of sales by an estimated 1% of restaurant sales. We anticipate limited price increases in fiscal 2011 with continued cost pressure on several core commodities, however we anticipate our food and packaging costs as a percentage of sales will decrease in fiscal 2011 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs: For fiscal 2010, payroll and other employee benefit costs decreased $304,000 from $7,663,000 (34.7% of restaurant sales) in fiscal 2009 to $7,359,000 (36.1% of restaurant sales).

The decrease in payroll and other employee benefit costs for fiscal 2010 is primarily due to a decrease in restaurant sales. Payroll and benefit costs are semi-variable and therefore increase or decrease as sales fluctuate and increased as a percentage of sales in fiscal 2010.   Additionally, in July 2010 we eliminated approximately $80,000 of annual payroll costs through salary reductions and salary eliminations.   The three dual branded restaurants also have a higher labor cost as a percent of sales than Good Times single brand restaurants.   We anticipate payroll and other employee benefit costs will decrease as a percentage of sales in fiscal 2011 due to the operating leverage on increasing sales.

Occupancy and Other Costs: For fiscal 2010, occupancy and other costs decreased $198,000 from $4,529,000 (20.5% of restaurant sales) in fiscal 2009 to $4,331,000 (21.3% of restaurant sales).  The $198,000 decrease in occupancy and other costs is primarily attributable to:

•         Decrease in building rent of $40,000 due to negotiated rent reductions at several locations.

•         Decrease in our accretion for deferred rent of $168,000 due to negotiated rent reductions at several locations.

•         Decrease of $89,000 in various other restaurant operating costs due to decreased restaurant sales and planned expense reductions.

The decreases above were offset by the following cost increases:

•         Increase in property taxes of $12,000 related to valuation increases at existing restaurants.

•         Increase in restaurant repairs of $36,000 primarily due to the aging of our restaurants.

•         Increase in utility costs of $62,000 related to utility rate increases and increased usage related to the implementation of our fresh cut fry product.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations, however occupancy costs will decrease as same store sales increase.   We are pursuing additional rent concessions and lease restructuring with several of our landlords and anticipate additional reductions to our occupancy costs in fiscal 2011, however we are unable to estimate the amount of those reductions.

New Store Pre-opening Costs: For fiscal 2010, new store pre-opening costs decreased $15,000 from $15,000 in fiscal 2009 to $0.  New store pre-opening costs in fiscal 2009 were related to one new company-owned restaurant that opened in October 2008.

Depreciation and Amortization Costs: For fiscal 2010, depreciation and amortization costs decreased $229,000 from $1,172,000 in fiscal 2009 to $943,000.  Depreciation costs decreased due to declining depreciation expense in our aging company-owned and joint-venture restaurants.

Selling, General and Administrative Costs: For fiscal 2010, selling, general and administrative costs decreased $176,000 from $2,814,000 (12.7% of restaurant sales) in fiscal 2009 to $2,638,000 (12.9% of restaurant sales).  The decrease in selling, general and administrative costs are partially attributable to decreased advertising costs, which decreased to $1,156,000 (5.7% of restaurant sales) for fiscal 2010 from $1,246,000 (5.6% of restaurant sales) for fiscal 2009, and a decrease in general and administrative costs, which decreased to $1,482,000 (7.3% of restaurant sales) for fiscal 2010 from $1,568,000 (7.1% of restaurant sales) for fiscal 2009 as explained below.

The decrease in advertising costs is due to the decrease in restaurant sales, as contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales.

We anticipate that fiscal 2011 advertising expense will decrease from fiscal 2010 and will consist primarily of radio advertising and on-site and point-of-purchase merchandising totaling approximately 4% of restaurant sales.  We anticipate that general and administrative expenses will be relatively stable, with the exception of reinstating certain salaries that were reduced in fiscal 2009 and 2010.

The $86,000 decrease in general and administrative expenses in fiscal 2010 is primarily attributable to:

•         Reductions in payroll and employee benefit costs of $147,000.

•         Reductions in training and recruiting expenses of $9,000.

•         Reduction in professional services of $47,000.

•         Net reductions in various other fixed expenses of $8,000.

The decreases above were offset by the following cost increases and additional costs:

•         A decrease of $22,000 in miscellaneous income related to the elimination by the state and local taxing authorities of sales tax collection fees.

•         Expense of $85,000 to write off an uncollectable franchise note receivable.

•         Increase in vacant land costs of $18,000.

Franchise Costs: For fiscal 2010 franchise costs decreased $37,000 from $161,000 (.7% of total revenues) in fiscal 2009 to $124,000 (.6% of total revenues).

The decrease in franchise costs is primarily attributable to a reduction in legal fees and reductions in various other costs compared to the prior year. In fiscal 2009 we wrote off $20,000 in legal costs related to the Good Times/Taco John's Dual Brand franchise agreement.

Loss (Gain) on Restaurant Assets: For fiscal 2010 the loss on restaurant assets increased $227,000 to a $199,000 loss from a $28,000 gain in fiscal 2009.  The $227,000 loss on restaurant assets in fiscal 2010 is primarily related to a $163,000 write down to fair market value of a piece of  land that was sold on December 3, 2010.  Additionally we recognized a $64,000 loss related to a co-developed restaurant sold to a franchisee in June 2010.

Income (Loss) from Operations: The loss from operations was $1,912,000 in fiscal 2010 compared to a loss from operations of $1,134,000 in fiscal 2009. The increase in loss from operations for the fiscal year is due primarily to the decrease in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", "Franchise Costs" and "Loss on Restaurant Assets" sections above.

Loss from Continuing Operations: The loss from continuing operations was $2,507,000 for fiscal 2010 compared to a loss of $1,482,000 in fiscal 2009.  The change from fiscal 2009 to fiscal 2010 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", "Selling, General and Administrative Costs" and "Franchise Costs" sections of Item 6, as well as 1) an increase in net interest expense of $337,000 compared to the same prior year period; and 2) a reduction in the unrealized loss related to our interest rate swap liability of $90,000 in fiscal 2010 compared to fiscal 2009.  Net interest expense for fiscal 2010 includes non-cash amortization of debt issuance costs of $259,000 related to: 1) warrants related to the extension of the PFGI II loan in January, 2010; 2) beneficial conversion rights and warrants related to the loan agreement with W Capital and John T. MacDonald entered into in February 2010; and 3) warrants related to the loan agreement with Golden Bridge LLC entered into in April, 2009. (See "Financing" below).   We anticipate that interest expense will be reduced significantly in fiscal 2011 due to the pay off of the W Capital, MacDonald and Golden Bridge loans and the reduction of the PFGI II loan discussed below.

Loss from Discontinued Operations: The loss from discontinued operations for fiscal 2010 and 2009 includes results attributable to our Commerce City, Colorado dual-branded restaurant that was closed in March 2010 and one Denver, Colorado co-developed restaurant that was closed in June 2010. The fiscal 2010 costs of $590,000 includes the results of operations of $153,000, the fair value of all future lease obligations of $143,000 and impairment charges to write down the fixed assets to book value and other costs of $294,000. The fiscal 2009 costs of $218,000 represent the results of operations related to the two closed restaurants.

Income from Non-controlling Interests: For fiscal 2010 the income from non-controlling interests increased $111,000 to $165,000 from $54,000 in fiscal 2009. The non-controlling interests represents the limited partner's share of income or loss in the co-developed restaurants. The $111,000 increase was attributable to the decreased profitability of the co-developed restaurants.   We anticipate that income from non-controlling interests will decrease as the limited partner's share of income improves.

Liquidity and Capital Resources

Cash and Working Capital: As of September 30, 2010, we had $429,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance, any cash generated from operations and net proceeds received in December 2010 from the SII Investment Transaction described below to reduce our accounts payable, accrued liabilities and short term notes payable and for our working capital needs.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2011 and beyond.  Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term distribution and location of restaurants.

As of September 30, 2010, we had a working capital deficit of $1,869,000 substantially due to notes payable of $585,000 which are due on December 31, 2010 and accrued property taxes for 2009 of approximately $200,000 which are currently due.  Additionally, we have recorded an $84,000 current liability related to the unrealized loss on our interest rate swap, as described in Note 5 of the Notes to Consolidated Financial Statements in Item 8. Net proceeds of approximately $1,820,000 received on December, 13 2010 from the SII Investment Transaction discussed in Item 1 were used to reduce our accounts payable, accrued liabilities and short term notes payable and for our working capital needs in fiscal 2011. After the completion of the SII Investment Transaction on December 13, 2010, our working capital deficit decreased to approximately $45,000.

In December, 2009 we entered into an agreement to extend the maturity of the PFGI II, LLC loan of $2,500,000 to December 31, 2012 and modified the terms of the loan to include a 25 year amortization period with a balloon payment for the remaining principal balance on December 31, 2012.  As a result, the majority of the PFGI II LLC loan is shown as a long term liability as of September 30, 2010.  On December 3, 2010 we sold the vacant land that was partially collateralizing the PFGI II loan and used the net proceeds of $812,000 to reduce the loan.   We anticipate selling the land and building for an operating restaurant we own that collateralizes the remaining PFGI II loan in a sale leaseback transaction and using the proceeds to reduce the loan.  If that transpires and the PFGI II loan is paid in full, the additional collateral under the PFGI II loan will be released.

Financing:

Wells Fargo Bank N.A.

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  As previously reported, we were in default of certain financial loan covenants and had been operating under a forbearance and reservation of rights agreement with Wells Fargo.   As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement that modified the loan covenants and provided additional collateral to Wells Fargo.  The loan covenants were modified to require minimum Tangible Net Worth of $2,500,000, Total Liabilities Divided by Tangible Net Worth not greater than 3.0 to 1.0 and an EBITDA Coverage Ratio not less than 0.9 to 1.0 as of the end of the first fiscal quarter of 2012, not less than 1.2 to 1.0 as of the end of the second fiscal quarter of 2012 and not less than 1.5 to 1.0 thereafter.

PFGI II, LLC

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 extending the maturity to July 10, 2010. Effective January 2, 2010, the Company entered into an agreement to amend its loan with PFGI II LLC.  The maturity date was extended to December 31, 2012, the interest rate was increased to 8.65% and monthly payments of principal and interest are payable beginning January 31, 2010, based upon a 25 year amortization prior to maturity. In connection with the agreement, the Company issued a three-year warrant dated January 2, 2010 to PFGI II, LLC which provides that PFGI II, LLC may at any time from January 2, 2010 until December 31, 2012 purchase up to 112,612 shares of the Company's common stock at an exercise price of $1.11 per share. The number of shares purchasable upon exercise of the warrant and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrant issued to PFGI II, LLC was determined to be $79,000 with the following assumptions; 1) risk free interest rate of 1.7%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $79,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over the term of thirty six months and charged to interest expense.

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and first deeds of trust on two real properties funded by the line of credit. The total outstanding balance on the promissory note was $2,481,000 at September 30, 2010.  Of the $2,481,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  The remaining balance is related to the purchase, entitlement and other development fees on a parcel of land in Aurora, Colorado that was sold on December 3, 2010 reducing the loan by $812,000 in net proceeds from the sale.

Golden Bridge, LLC

On April 20, 2009 as reported on Form 8-K, the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 (the "Golden Bridge Loan") to GTDT to be used for restaurant marketing and other working capital costs.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who were all members of the Company's Board of Directors at the time of the transaction and stockholders of the Company, are the sole members of Golden Bridge.  Subsequent to the fiscal year end, the loan was repaid in full on December 13, 2010 from the proceeds of the SII Investment Transaction (see "SII Investment Transaction" below).

The Golden Bridge Loan was evidenced by a promissory note dated April 20, 2009 made by the Company and GTDT, as co-makers, and bearing interest at a rate of 10% per annum on the unpaid principal balance.  The note provided for monthly interest payments and was to mature and be due and payable in full on December 31, 2010.  The commitment fee for the Golden Bridge Loan was $3,700.

In connection with the Golden Bridge Loan, the Company issued a three-year warrant dated April 20, 2009 to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 92,500 shares of the Company's common stock at an exercise price of $1.15 per share.  The number of shares purchasable upon exercise of the warrant and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrant issued to Golden Bridge was determined to be $42,000 with the following assumptions: 1) risk free interest rate of 1.27%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $42,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over fourteen months and charged to interest expense.

W. Capital and John T. McDonald

On February 1, 2010, the Company entered into a loan agreement with W Capital, Inc. ("W Capital"), John T. McDonald ("McDonald") and Golden Bridge, pursuant to which the lenders made loans totaling $200,000, with up to an additional $200,000 available through April 30, 2010, to be used for restaurant marketing and other working capital uses of GTDT.  As set forth below, the loan agreement was subsequently amended as of April 1, 2010 to remove Golden Bridge as a lender and to replace it with additional loans from W Capital and McDonald.  At September 30, 2010 the entire $400,000 had been advanced to the Company pursuant to the loan agreement (the "Bridge Loans").  On December 13, 2010, the outstanding principal amount of the Bridge Loans was paid in full from the proceeds of the SII Investment Transaction, and accrued interest on the Bridge Loans was converted into 79,430 shares of Common Stock.

The Bridge Loans were evidenced by a Secured Convertible Promissory Note dated April 1, 2010 made by the Company and bearing interest at a rate of 12% per annum on the unpaid principal balance through August 1, 2010 and at a rate of 14% per annum from and after August 1, 2010 until the maturity date of December 31, 2010.  The note provided that the outstanding principal balance and accrued interest would be convertible into shares of Common Stock of the Company at any time prior to repayment at a conversion price of 25% less than the average price of the Company's common stock during the 20 days prior to the conversion date, but not below $0.75 per share nor above $1.08 per share.  However, in connection with the SII Investment Transaction, W Capital and McDonald agreed to convert the accrued interest payable on the Bridge Loans into shares of Common Stock at a conversion price of $0.50 per share and entered into an agreement with the Company to amend the conversion provisions of the note accordingly.

In connection with the Bridge Loans, the Company issued warrants dated February 1, 2010 to W Capital and McDonald which provide that the lenders may at any time from February 1, 2010 until two years from the date of repayment or conversion of the Bridge Loans purchase up to an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of 25% less than the average price of the Company's common stock during the 20 days prior to the exercise date, provided, however, that the exercise price shall not be below $0.75 per share nor above $1.08 per share.  Pursuant to the terms of the loan agreement, because the Bridge Loans were not repaid prior to August 1, 2010, the Company issued warrants to W Capital and McDonald for the purchase of 50,000 additional shares of the Company's Common Stock upon the same terms as the initial warrants.  The number of shares purchasable upon exercise of the warrants issued to W Capital and McDonald and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events.  Following the repayment and conversion of the Bridge Loans on December 13, 2010, the warrants will expire on December 12, 2012.

The fair value of the warrants issued February 1, 2010 was determined to be $38,000 with the following assumptions: 1) risk free interest rate of 1.41%, 2) an expected life of 2.5 years, and 3) an expected dividend yield of zero. The fair value of $38,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount was amortized over the term of seven months and charged to interest expense.

The intrinsic value of the embedded beneficial conversion feature of the Bridge Loans was determined to be $161,000. The intrinsic value of $161,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount was amortized over the term of seven months and charged to interest expense.

The fair value of the warrants issued August 1, 2010 was determined to be $36,000 with the following assumptions: 1) risk free interest rate of .70%, 2) an expected life of 2.4 years, and 3) an expected dividend yield of zero. The fair value of $36,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over the term of five months and charged to interest expense.

Additional commitments for the development of new restaurants in fiscal 2011 will depend on the Company's sales trends, cash generated from operations and our access to capital including in the sale-leaseback markets.

SII Investment Transaction

On October 29, 2010, the Company and SII entered into the Purchase Agreement, pursuant to which the Company agreed to sell, and SII agreed to purchase, 4,200,000 Shares of Common Stock at a purchase price of $0.50 per share, or an aggregate purchase price of $2,100,000.  The Purchase Agreement was amended on December 13, 2010.  On December 13, 2010, the Company and SII completed the SII Investment Transaction through the issuance and sale of the Shares to SII.  On December 13, 2010, the Company and SII also entered into a Registration Rights Agreement, pursuant to which the Company granted SII certain registration rights with respect to resale of the Shares.  As a result of the completion of the SII Investment Transaction, SII became the beneficial owner of approximately 51.4 percent of the Company's outstanding Common Stock.

The Purchase Agreement provides for so long as SII holds more than 50 percent of our outstanding common stock, (i) our Board of Directors shall consist of seven members, and (ii) SII will have the right to designate four members of our Board.  In addition, the Purchase Agreement provides that for a period of three years following the Closing, as long as SII continues to own at least 80 percent of the Shares, SII will have a right of first refusal to purchase additional securities which are offered and sold by the Company for the purpose of maintaining its percentage interest in the Company.

The proceeds from the SII Investment Transaction were used to pay approximately $280,000 of expenses related to the transaction, repay $585,000 in short term loans, reduce accrued liabilities by $200,000,  reduce accounts payable by approximately $150,000 and the balance going to increase the Company's working capital.

Cash Flows: Net cash used in operating activities was $737,000 for fiscal 2010 compared to cash provided by operating activities of $595,000 in fiscal 2009.  The increase in net cash used in operating activities from continuing operations for fiscal 2010 was the result of a net loss from continuing operations of $2,507,000 and non-cash reconciling items totaling $1,910,000 (comprised principally of depreciation and amortization of $943,000, amortization of debt issuance costs of $259,000, $88,000 of stock option compensation expense, a $166,000 increase in accrued liabilities related to property taxes, a $361,000 increase in our trade accounts payable and net increases in operating assets and liabilities totaling $93,000). In addition, net cash used in operating activities from discontinued operations for fiscal 2010 was $140,000 compared to $128,000 for fiscal 2009.

Net cash provided by investing activities in fiscal 2010 was $54,000 compared to net cash used of $284,000 in fiscal 2009.  The fiscal 2010 activity reflects payments for the purchase of property and equipment of $61,000, payments received on loans to franchisees of $15,000 and proceeds from the sales of fixed assets of $100,000.

Net cash provided by financing activities in fiscal 2010 was $297,000 compared to $280,000 in fiscal 2009.  The fiscal 2010 activity includes principal payments on notes payable and long term debt of $144,000, borrowings on notes payable of $400,000 and receivables from non-controlling interests in partnerships of $41,000.

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

Critical Accounting Policies and Estimates:  We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB." The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

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

Notes Receivable: We evaluate the collectability of our note receivables from franchisees annually.  The aggregate notes receivable on the consolidated balance sheet at September 30, 2010 were $19,000.

Discontinued Operations: Discontinued operations are presented in accordance with FASB ASC 205-20, Presentation of Financial Statements. During fiscal 2010 we closed two locations, one dual-branded restaurant in Commerce City, Colorado in March 2010 and one co-developed restaurant in Denver, Colorado in June 2010. The loss from discontinued operations includes both the current and historical results of operations, the fair value of all future lease obligations and an impairment charge to write down the fixed assets to book value. Fixed assets of $1,164,000 and $1,164,000 of associated accumulated depreciation related to discontinued operations are included in the property and equipment of our condensed consolidated balance sheet. Current and long-term liabilities related to discontinued operations relate to the future estimated lease obligations.

With respect to the closed locations, we have continuing lease obligations of $786,000. We have subleased the Commerce City location for $618,000. We have terminated the lease on the Denver location effective February 1, 2011. We have recorded an estimated liability of $143,000 related to these locations.

Non-controlling Interests: The Company adopted the provisions of FASB ASC 810, Consolidation, effective October 1, 2009. FASB ASC 810 requires non-controlling interests, previously called minority interests, to be presented as a separate item in the equity section of the consolidated balance sheet. It also requires the amount of consolidated net income or loss attributable to non-controlling interests to be clearly presented on the face of the consolidated income statement. Additionally, Topic 810 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, and that deconsolidation of a subsidiary requires gain or loss recognition in net income based on the fair value on the deconsolidation date. Topic 810 was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented, and did not significantly change the presentation of our consolidated financial statements.

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

An analysis was performed on a restaurant by restaurant basis at September 30, 2010.  Assumptions used in preparing expected cash flows were as follows:

  Sales projections are as follows: Fiscal 2011 sales are projected to increase 3% to 5% with respect to fiscal 2010, for fiscal years 2012 to 2024 we have used annual increases of 2% to 3%. We believe the 2% to 3% increase in the years beyond 2011 is a reasonable expectation of growth and that it would be unreasonable to expect no growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6%.

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

Given the results of our impairment analysis at September 30, 2010 there are no restaurants which have potential impairment as their projected undiscounted cash flows show recoverability of their asset values.

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

In fiscal 2010 we closed two company-operated restaurants resulting in total charges of $396,000.  Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value would be determined using forecasted cash flows discounted using an estimated average cost of capital and the impairment charge would be recognized in income from operations.

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

Variable Interest Entities: We analyze any potential Variable Interest or Special-Purpose Entities in accordance with the guidance of FASB ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  We have two franchisees with notes payable to the Company and after analysis we have determined that, while these franchisees are VIE's as defined by FASB ASC 810-10, we are not the primary beneficiary of the entities, and therefore they are not required to be consolidated.

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

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2010. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

In June 2008, the FASB issued FASB ASC 815-40, Derivatives and Hedging, that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company's own stock, including instruments similar to warrants to purchase the company's stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815. Although FASB ASC 815-40 was effective for our fiscal year beginning October 1, 2009, any outstanding instrument at the date of adoption requires a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of FASB ASC 815-40 did not impact the Company's financial position or results of operations. The requirements of FASB ASC 815-40 will only impact future derivative or hedging transactions into which we may enter.

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

Subsequent Events:

Subsequent events have been evaluated through the date the consolidated financial statements were available to be issued.

Pre-approval of non-audit services: On October 25, 2010, the Audit Committee of the Board of Directors of Good Times Restaurants Inc. approved in advance certain non-audit services to be performed by Hein & Associates, Good Times' independent auditor.  These non-audit services are to consist primarily of corporate income tax compliance services.

Completion of SII Investment Transaction and Related Events:  On December 13, 2010, the Company completed the SII Investment Transaction pursuant to which the Company issued 4,200,000 Shares to SII and received gross proceeds of $2,100,000, some of which were used to repay the Company's interim working capital loans from Golden Bridge, W Capital and McDonald, accompanied by the conversion of accrued interest on the W Capital and McDonald loans into

79,430 shares of Common Stock.  In addition, the SII Investment Transaction also allowed the Company to renegotiate the terms and covenants of its loan with Wells Fargo and to regain compliance of certain financial loan covenants that had previously been in default. See Financing Activities under the Liquidity and Capital Resources section above for further details regarding the SII Investment Transaction and related events.

See the "Financing" section above for discussion of the partial pay-down of the PFGI II loan in December 2010.

ITEM 7A.             QUANTITIATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors

Good Times Restaurants, Inc.

Golden, Colorado

We have audited the accompanying consolidated balance sheets of Good Times Restaurants, Inc. and subsidiary as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

HEIN & ASSOCIATES LLP

Denver, Colorado

December 19, 2010

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$429,000	$815,000
Receivables, net of allowance for doubtful accounts of $0	157,000	122,000
Prepaid expenses and other	38,000	32,000
Inventories	201,000	220,000
Notes receivable	9,000	36,000
Total current assets	834,000	1,225,000
PROPERTY AND EQUIPMENT
Land and building	5,653,000	6,596,000
Leasehold improvements	3,821,000	4,107,000
Fixtures and equipment	8,229,000	8,438,000
	17,703,000	19,141,000
Less accumulated depreciation and amortization	(12,828,000)	(11,853,000)
	4,875,000	7,288,000

Assets held for sale	2,445,000	1,595,000
OTHER ASSETS:
Notes receivable, net of current portion	10,000	82,000
Deposits and other assets	154,000	64,000
	164,000	146,000
TOTAL ASSETS	$8,318,000	$10,254,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt, net of discount of $48,000 and $27,000, respectively	$702,000	$1,027,000
Accounts payable	716,000	355,000
Deferred income	89,000	113,000
Liabilities related to discontinued operations	20,000	-
Other accrued liabilities	1,176,000	930,000
Total current liabilities	2,703,000	2,425,000
LONG-TERM LIABILITIES:
Debt, net of current portion and net of discount of $33,000 and $0, respectively	3,005,000	2,478,000
Liabilities related to discontinued operations	123,000	-
Deferred liabilities	793,000	973,000
Total long-term liabilities	3,921,000	3,451,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

STOCKHOLDERS' EQUITY:
Non-controlling interest in Partnerships	274,000	428,000
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2009 and 2010	-	-
Common stock, $.001 par value; 50,000,000 shares
Authorized, 3,898,559 shares issued and
outstanding as of September 30, 2009 and 2010	4,000	4,000
Capital contributed in excess of par value	18,153,000	17,751,000
Accumulated deficit	(16,737,000)	(13,805,000)
Total stockholders' equity	1,694,000	4,378,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,318,000	$10,254,000

See accompanying notes to these consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2010	2009
NET REVENUES:
Restaurant sales	$20,390,000	$22,079,000
Area development and franchise fees	16,000	13,000
Franchise royalties	457,000	523,000
Total net revenues	20,863,000	22,615,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	7,181,000	7,423,000
Payroll and other employee benefit costs	7,359,000	7,663,000
Restaurant occupancy costs	3,528,000	3,486,000
Accretion of deferred rent	(167,000)	1,000
Other restaurant operating costs	970,000	1,042,000
New store pre-opening costs	-	15,000
Depreciation and amortization	943,000	1,172,000
Total restaurant operating costs	19,814,000	20,802,000

General and administrative costs	1,482,000	1,568,000
Advertising costs	1,156,000	1,246,000
Franchise costs	124,000	161,000
Loss (Gain) on restaurant assets	199,000	(28,000)
Loss From Operations	(1,912,000)	(1,134,000)

Other Income (Expenses):
Interest income	1,000	16,000
Interest expense	(599,000)	(277,000)
Unrealized income (loss) on interest rate swap	3,000	(87,000)
Total other expenses, net	(595,000)	(348,000)
LOSS FROM CONTINUING OPERATIONS	($2,507,000)	($1,482,000)
Loss from discontinued operations	(590,000)	(218,000)
NET LOSS	($3,097,000)	($1,700,000)
Loss from non-controlling interests	165,000	54,000
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	($2,932,000)	($1,646,000)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	($.64)	($.38)
Discontinued operations	($.15)	($.06)
Net loss applicable to common stockholders	($.75)	($.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	3,898,559	3,898,559

See accompanying notes to these consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

FOR THE PERIOD FROM OCTOBER 1, 2008 THROUGH SEPTEMBER 30, 2010

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non-controlling interest in Partnerships	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total

BALANCES, October 1, 2008	-	$0	3,898,559	$4,000	$17,632,000	$584,000	$(12,159,000)	$(68,000)		5,993,000

Stock option compensation cost					77,000					77,000
Value of warrants issued with debt					42,000					42,000
Non-controlling interest in Partnerships						(156,000)				(156,000)
Net Loss							(1,646,000)		(1,646,000)	(1,646,000)
Deferred hedging losses								68,000		68,000
Comprehensive loss

BALANCES, September 30, 2009	-	$0	3,898,559	$4,000	$17,751,000	$428,000	$(13,805,000)	$0		4,378,000

Stock option compensation cost					88,000					88,000
Value of warrants issued with debt					153,000					153,000
Value of beneficial conversion feature					161,000					161,000
Non-controlling interest in Partnerships						(154,000)				(154,000)
Net Loss and comprehensive loss							(2,932,000)		(2,932,000)	(2,932,000)
Deferred hedging losses										0
BALANCES, September 30, 2010	-	$0	3,898,559	$4,000	$18,153,000	$274,000	$(16,737,000)	$0		1,694,000

See accompanying notes to these consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(3,097,000)	$(1,700,000)
Loss from discontinued operations	(590,000)	(218,000)
Net loss from continuing operations	(2,507,000)	(1,482,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	943,000	1,172,000
Amortization of debt issuance costs	259,000	15,000
Accretion of deferred rent	(167,000)	1,000
Write off of note receivable	85,000	-
Loss (gain) on disposal of property, restaurants and equipment	199,000	(28,000)
Stock option compensation cost	88,000	77,000
Unrealized loss (income) on interest rate swap agreement	(3,000)	87,000

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	22,000	38,000
Inventories	10,000	20,000
Prepaid expenses and other	(6,000)	47,000
Deposits and other assets	(47,000)	16,000
(Decrease) increase in:
Accounts payable	361,000	(273,000)
Accrued and other liabilities	166,000	(157,000)
Net cash used in operating activities from continuing operations	(597,000)	(467,000)
Net cash used in operating activities from discontinued operations	(140,000)	(128,000)
Net cash used in operating activities	(737,000)	(595,000)

Cash Flows From Investing Activities:
Payments for the purchase of property and equipment	(61,000)	(284,000)
Proceeds from the sale of assets	100,000	-
Loans made to franchisees and to others	-	(31,000)
Payments received on loans to franchisees and to others	15,000	31,000
Net cash provided by (used in) investing activities	54,000	(284,000)

Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long-term debt	(144,000)	(123,000)
Borrowings on notes payable and long-term debt	400,000	185,000
Net proceeds on line-of-credit	-	320,000
Receivable (distributions) from minority interest partner	41,000	(102,000)
Net cash provided by financing activities	297,000	280,000

Net Change in Cash and Cash Equivalents	(386,000)	(599,000)
Cash and Cash Equivalents, beginning of year	815,000	1,414,000
Cash and Cash Equivalents, end of year	$429,000	$815,000

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$282,000	$299,000
Non-cash fair value of warrants and beneficial conversion feature	$313,000	$42,000

See accompanying notes to these consolidated financial statements

Notes to Consolidated Financial statements

1.             Organization and Summary of Significant Accounting Policies:

Organization - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

Drive Thru commenced operations in 1986 and, as of September 30, 2010, operates twenty seven company-owned and joint venture drive-thru fast food hamburger restaurants.  The Company's restaurants are located in Colorado. In addition, Drive Thru has twenty-two franchises, eighteen operating in Colorado, two in Wyoming, one in Idaho and one in North Dakota, and is offering franchises for development of additional Drive Thru restaurants.

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

Principles of Consolidation - The consolidated financial statements include the accounts of Good Times, its subsidiary and one limited partnership, in which the Company exercises control as general partner. In June 2010 the Company sold its interest in one limited partnership to the limited partner and then entered into a franchise agreement with the limited partner who now operates the restaurant as a franchisee.  The Company owns an approximate 51% interest in the remaining partnership, is the sole general partner and receives a management fee prior to any distributions to the limited partners.  Because the Company owns an approximate 51% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company's financial statements.  The equity interest of the unrelated limited partner is shown on the accompanying consolidated balance sheet in the stockholders' equity section as a non-controlling interest, and the limited partner's share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

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

Inventories - Inventories are stated at the lower of cost or market, determined by the first-in first-out method, and consist of restaurant food items and related packaging supplies.

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

We have classified $2,445,000 as assets held for sale in the accompanying consolidated balance sheet. These costs are related to two sites, one in Firestone, Colorado which has been fully developed and one in Aurora, Colorado that was sold to a third party in December 2010 (see Note 2 below).  The proceeds of the sale leaseback transaction and the land sale, when consummated, are required to be used for the reduction of the line of note payable to PFGI II, LLC. The effect on our operating cash flow is not material as the interest expense on the note payable is approximately equal to the proposed rental rate on a sale and leaseback transaction.

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

An analysis was performed on a restaurant by restaurant basis at September 30, 2010. Assumptions used in preparing expected cash flows were as follows:

  Sales projections are as follows: Fiscal 2011 sales are projected to increase 3% to 5% with respect to fiscal 2010, for fiscal years 2012 to 2024 we have used annual increases of 2% to 3%. We believe the 2% to 3% increase in the years beyond 2011 is a reasonable expectation of growth and that it would be unreasonable to expect no growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6%.
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

Given the results of our impairment analysis at September 30, 2010 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

In fiscal 2010 we closed two company operated restaurants resulting in total charges of $396,000. Projecting the cash flows for the impairment analysis involves significant estimates with regard to the performance of each restaurant, and it is reasonably possible that the estimates of cash flows may change in the near term resulting in the need to write down operating assets to fair value. If the assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value would be determined using forecasted cash flows discounted using an estimated average cost of capital and the impairment charge would be recognized in income from operations.

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

Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $384,000 as of September 30, 2010) is reflected in the accompanying consolidated balance sheet as a deferred liability.  Also included in the $916,000 deferred and other liability balance is a $391,000 deferred gain on the sale of the building and improvements of two Company-owned restaurants in two separate sale leaseback transactions.  The building and improvements were subsequently leased back from the third party purchasers. The gains will be recognized in future periods in proportion to the rents paid on the fifteen and twenty year leases.

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

Accounting for Notes Receivable - The Company's notes receivables are all due from Good Times franchisees, or franchise advertising cooperatives. All of the notes receivable are collateralized by real estate or equipment and certain of the notes are personally guaranteed by the franchisees. The notes are all term notes with interest accruing at market rates. The Company reviews the notes from time to time to access collectability. The Company has determined that all notes receivable at September 30, 2010 are collectable and allowances for write-downs are not necessary.

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

Net Income (Loss) Per Common Share - The income (loss) per share is presented in accordance with the guidance of FASB ASC 260-10, Earnings per Share (EPS).  Basic EPS is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 906 and 9,953 shares of common stock were not included in computing diluted EPS for 2010 and 2009, respectively, because their effects were anti-dilutive.

Financial Instruments and Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted.  Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.  Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees (see Note 7).

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 30, 2010, notes receivable totaled $19,000 and is due from two entities.  Additionally, the Company has other current receivables totaling $157,000, which includes $68,000 of franchise receivables.

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

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate $1,100,000 term loan. In fiscal 2008 The Company recorded the fair value of these contracts in the balance sheet, with the offset to other comprehensive loss. In fiscal 2009 and fiscal 2010 the fair value has been recognized in current earnings due to the technical covenant defaults that exist with the underlying Wells Fargo Bank loan. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. See Note 5 for additional information.

Stock-Based Compensation - Stock-based compensation is presented in accordance with the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). See Note 13 for additional information.

Variable Interest Entities - FASB ASC 810-20, Consolidation of Variable Interest and Special-Purpose Entities, can require consolidation of "variable interest entities" (VIEs).  Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has two franchisees with notes payable to the Company.  These franchisees are VIE's as defined by FASB ASC 810-20, however, the Company is not the primary beneficiary of these entities.  Therefore they are not required to be consolidated under the guidance of FASB ASC 810-20.

Fair Value of Financial Instruments - The Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, effective October 1, 2008. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. See Note 12 for additional information.

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

Level 3	Unobservable inputs that are not corroborated by observable market data.

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

Recent Accounting Pronouncements - In January 2010, the FASB issued an update regarding guidance over the disclosure requirements of fair value measurements. This update adds new requirements for disclosure about transfers into and out of Levels One and Two and also adds additional disclosure requirements about purchases, sales, issuances, and settlements relating to Level Three measurements.  The guidance is effective for reporting periods beginning after December 15, 2009 for the disclosure requirements around Levels One and Two measurements, and is effective for reporting periods beginning after December 15, 2010 for the disclosure requirements around Level Three.  This new guidance currently has no impact on the fair value disclosures of the Company, as there have been no transfers out of Levels One or Two.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2010. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

In June 2008, the FASB issued FASB ASC 815-40, Derivatives and Hedging, that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company's own stock, including instruments similar to warrants to purchase the company's stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815. Although FASB ASC 815-40 was effective for our fiscal year beginning October 1, 2009, any outstanding instrument at the date of adoption requires a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of FASB ASC 815-40 did not impact the Company's financial position or results of operations. The requirements of FASB ASC 815-40 will only impact future derivative or hedging transactions into which we may enter.

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

2.             Liquidity:

As of September 30, 2010, we had $429,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance, any cash generated from operations and net proceeds of approximately $1,820,000 received on December, 13 2010 from the SII Investment Transaction discussed in Note 15 to reduce our accounts payable, accrued liabilities and short term notes payable and for our working capital needs in fiscal 2011. In December 2010 we also renegotiated the covenants and collateral of our bank loan with Wells Fargo whereby we are currently in compliance with all covenants. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2011.    Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term distribution and location of restaurants.

As of September 30, 2010, we had a working capital deficit of $1,869,000 substantially due to notes payable of $585,000 which are due on December 31, 2010 and accrued property taxes for 2009 of approximately $200,000 which are currently due.  Net proceeds of approximately $1,820,000 received on December, 13 2010 from the SII Investment Transaction discussed in Note 15 were used to reduce our accounts payable, accrued liabilities and short term notes payable and for our working capital needs in fiscal 2011. Additionally, we have recorded an $84,000 current liability related to the unrealized loss on our interest rate swap, as described in Note 4 below.

In December, 2009 we entered into an agreement to extend the maturity of the PFGI II, LLC loan to December 31, 2012 and modified the terms of the loan to include a 25 year amortization period with a balloon payment for the remaining principal balance on December 31, 2012.  As a result, the majority of the PFGI II LLC loan is shown as a long term liability as of September 30, 2010.   On December 3, 2010 we sold the vacant land that was partially collateralizing the PFGI II loan and used the net proceeds of $812,000 to reduce the loan.   We anticipate selling the land and building underlying an operating restaurant we own that collateralizes the remaining PFGI II loan in a sale leaseback transaction and using the proceeds to reduce the loan.  If that transpires and the PFGI II loan is paid in full, the additional collateral under the PFGI II loan will be released.

3.             DISCONTINUED OPERATIONS

Discontinued operations are presented in accordance with FASB ASC 205-20, Presentation of Financial Statements. During fiscal 2010 we closed two locations: one dual-branded restaurant in Commerce City, Colorado in March 2010 and one co-developed restaurant in Denver, Colorado in June 2010. The loss from discontinued operations includes both the current and historical results of operations, the fair value of all future lease obligations and an impairment charge to write down the fixed assets to book value. Fixed assets of $1,164,000 and $1,164,000 of associated accumulated depreciation related to discontinued operations are included in the property and equipment of our condensed consolidated balance sheet. Current and long-term liabilities related to discontinued operations relate to the future estimated lease obligations.

Following is a summary of the costs from discontinued operations for the current and prior year periods:

	Twelve Months Ended
	September 30,
	2010	2009
Results of operations	$153,000	$218,000
Future lease obligations, fair value	143,000	-
Asset impairment charges and other costs	294,000	-

Loss from discontinued operations	$590,000	$218,000

With respect to the closed locations, we have continuing lease obligations of $786,000. We have subleased the Commerce City location for $618,000. We have terminated the lease on the Denver location effective February 1, 2011. We have recorded an estimated liability of $143,000 related to these locations.

4.             Notes Receivable:

Notes receivable consists of the following as of September 30, 2010:

Notes receivable from franchisees related to restaurant equipment; 6.0% to 10% interest per annum; monthly payments of principal and interest are due in the amount of approximately $1,100; final payment due in 2012; collateralized by all fixtures and equipment of the related restaurants.	19,000
Less current portion	(9,000)
Notes receivable, net of current portion	$10,000

5.             Debt:

Note payable with PFGI II, LLC with monthly of principal and interest (8.65%, with a 25 year amortization) and a balloon payment of all unpaid principal due on December 31, 2012. The loan is secured by two Real Property Deeds of Trust, four Leasehold Deeds of Trust and Security Agreements and Assignment of Rents and Fixture Filings and two Security Agreements and Assignment of Rents and Fixture Filings related to those six corporate restaurants. The promissory note constitutes a line of credit which may be repaid but not re-advanced, at any time.	$2,481,000

Note payable with Wells Fargo Bank, NA with payments of principal and interest (prime rate less .5%) due monthly and the final payment due in April 2015. The loan is secured by four Security Agreements related to the furniture, fixtures and equipment of the four corporate restaurants. This loan is classified as current based on covenant violations as discussed below.	722,000

Related Party note payable with Golden Bridge, LLC with payments of interest (10%) due monthly with all unpaid principal due December 31, 2010. The promissory note is subject to the terms of an Intercreditor Agreement between the Company, Golden Bridge, LLC and PFG1 II, LLC, and the deeds of trust and security agreements described in such Intercreditor Agreement. See note 8 below for further explanation.	185,000

Note payable with W. Capital and John T. McDonald with interest accruing monthly (12% from February, 2010 to July, 2010 and 14% from August, 2010 to maturity) with all unpaid principal due December 31, 2010. The Loan Agreement and the Note are subject to the terms of a Leasehold Deed of Trust Agreement and Security Agreement with respect to certain of Good Times Drive Thru's restaurants that were not previously pledged as collateral under the Wells Fargo Bank or PFGI II, LLC borrowings. See note 8 below for further explanation.	400,000

Unamortized note discount related to warrants issued in connection with the above notes payable with PFGI II, LLC and W. Capital and John T. McDonald	(81,000)
3,707,000
Less current portion	(702,000)
Long term portion	$3,005,000

In conjunction with the Wells Fargo Bank term loan, the Company entered into a variable to fixed interest rate swap agreement with Wells Fargo Bank effective May 9, 2007, with a notional amount of $1,100,000, a pay rate of 7.77% and a receive rate based on the bank prime rate less .50%. The swap agreement has an eight-year term and has the effect of normalizing the effective interest rate at 7.77%. As of September 30, 2010, the fair value of the contract was a loss of $84,000. The unrealized loss has been recorded in interest expense.

As of September 30, 2010, principal payments on debt become due as follows:

Years Ending September 30,

2011	$702,000
2012	152,000
2013	2,565,000
2014	169,000
2015	119,000
$3,707,000

In connection with the Wells Fargo Bank loan, the Company had agreed to certain covenants, which include minimum tangible net worth, a total liabilities to tangible net worth ratio and a fixed charge coverage ratio, as defined in the agreement. As stated above in Note 2 as of September 30, 2010, the Company was not in compliance with its loan covenants, but in December 2010 negotiated an amended loan agreement and is now in compliance with all covenants and the majority of the loan is therefore classified as a long-term liability.

6.             Other Accrued Liabilities:

Other accrued liabilities consist of the following at September 30, 2010:

Wages and other employee benefits	$244,000
Taxes, other than income tax	702,000
Other	230,000

$1,176,000

7.             Commitments and Contingencies:

The Company's office space, and the land and buildings related to the Drive Thru restaurant facilities are classified as operating leases and expire over the next 14 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2010 and 2009.

Following is a summary of operating lease activities:

Year Ended September 30, 2010

Minimum rentals	$2,322,000
Less sublease rentals	(322,000)

Net rent paid	$2,000,000

As of September 30, 2010, future minimum rental commitments required under the Company's operating leases that have initial or remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending September 30,
2011	$2,081,000
2012	2,122,000
2013	2,128,000
2014	1,923,000
2015	1,551,000
Thereafter	8,221,000
18,026,000
Less sublease rentals	(2,965,000)

$15,061,000

The Company is contingently liable on several ground leases that have been subleased or assigned to franchisees. The subleased and assigned leases expire between 2011 and 2024. Currently we have not been notified nor are we aware of any leases in default by the franchisees, however there can be no assurance that there will not be in the future which could have a material effect on our future operating results.

8.             Financing Transactions:

Wells Fargo Bank N.A.

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  As previously reported, we were in default of certain financial loan covenants and had been operating under a forbearance and reservation of rights agreement with Wells Fargo.   As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement that modified the loan covenants and provided additional collateral to Wells Fargo.  The loan covenants were modified to require minimum Tangible Net Worth of $2,500,000, Total Liabilities Divided by Tangible Net Worth not greater than 3.0 to 1.0 and an EBITDA Coverage Ratio not less than 0.9 to 1.0 as of the end of the first fiscal quarter of 2012, not less than 1.2 to 1.0 as of the end of the second fiscal quarter of 2012 and not less than 1.5 to 1.0 thereafter.

PFGI II, LLC

In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 extending the maturity to July 10, 2010. Effective January 2, 2010, the Company entered into an agreement to amend its loan with PFGI II LLC.  The maturity date was extended to December 31, 2012, the interest rate was increased to 8.65% and monthly payments of principal and interest are payable beginning January 31, 2010, based upon a 25 year amortization prior to maturity. In connection with the agreement, the Company issued a three-year warrant dated January 2, 2010 to PFGI II, LLC which provides that PFGI II, LLC may at any time from January 2, 2010 until December 31, 2012 purchase up to 112,612 shares of the Company's common stock at an exercise price of $1.11 per share. The number of shares purchasable upon exercise of the warrant and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrant issued to PFGI II, LLC was determined to be $79,000 with the following assumptions; 1) risk free interest rate of 1.7%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $79,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over the term of thirty six months and charged to interest expense.

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and first deeds of trust on two real properties funded by the line of credit. The total outstanding balance on the promissory note was $2,481,000 at September 30, 2010.  Of the $2,481,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  The remaining balance is related to the purchase, entitlement and other development fees on a parcel of land in Aurora, Colorado that was sold on December 3, 2010 reducing the loan by $812,000 in net proceeds from the sale.

Golden Bridge, LLC

On April 20, 2009 as reported on Form 8-K, the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 (the "Golden Bridge Loan") to GTDT to be used for restaurant marketing and other working capital costs.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who were all members of the Company's Board of Directors at the time of the transaction and stockholders of the Company, are the sole members of Golden Bridge.  Subsequent to the fiscal year end, the loan was repaid in full on December 13, 2010 from the proceeds of the SII Investment Transaction (see "SII Investment Transaction" below).

The Golden Bridge Loan was evidenced by a promissory note dated April 20, 2009 made by the Company and GTDT, as co-makers, and bearing interest at a rate of 10% per annum on the unpaid principal balance.  The note provided for monthly interest payments and was to mature and be due and payable in full on December 31, 2010.  The commitment fee for the Golden Bridge Loan was $3,700.

In connection with the Golden Bridge Loan, the Company issued a three-year warrant dated April 20, 2009 to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 92,500 shares of the Company's common stock at an exercise price of $1.15 per share.  The number of shares purchasable upon exercise of the warrant and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrant issued to Golden Bridge was determined to be $42,000 with the following assumptions: 1) risk free interest rate of 1.27%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $42,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount will be amortized over fourteen months and charged to interest expense.

W. Capital and John T. McDonald

On February 1, 2010, the Company entered into a loan agreement with W Capital, Inc. ("W Capital"), John T. McDonald ("McDonald") and Golden Bridge, pursuant to which the lenders made loans totaling $200,000, with up to an additional $200,000 available through April 30, 2010, to be used for restaurant marketing and other working capital uses of GTDT.  As set forth below, the loan agreement was subsequently amended as of April 1, 2010 to remove Golden Bridge as a lender and to replace it with additional loans from W Capital and McDonald.  At September 30, 2010 the entire $400,000 had been advanced to the Company pursuant to the loan agreement (the "Bridge Loans").  On December 13, 2010, the outstanding principal amount of the Bridge Loans was paid in full from the proceeds of the SII Investment Transaction, and accrued interest on the Bridge Loans was converted into 79,430 shares of Common Stock.

The Bridge Loans were evidenced by a Secured Convertible Promissory Note dated April 1, 2010 made by the Company and bearing interest at a rate of 12% per annum on the unpaid principal balance through August 1, 2010 and at a rate of 14% per annum from and after August 1, 2010 until the maturity date of December 31, 2010.  The note provided that the outstanding principal balance and accrued interest would be convertible into shares of Common Stock of the Company at any time prior to repayment at a conversion price of 25% less than the average price of the Company's common stock during the 20 days prior to the conversion date, but not below $0.75 per share nor above $1.08 per share.  However, in connection with the SII Investment Transaction, W Capital and McDonald agreed to convert the accrued interest payable on the Bridge Loans into shares of Common Stock at a conversion price of $0.50 per share and entered into an agreement with the Company to amend the conversion provisions of the note accordingly.

In connection with the Bridge Loans, the Company issued warrants dated February 1, 2010 to W Capital and McDonald which provide that the lenders may at any time from February 1, 2010 until two years from the date of repayment or conversion of the Bridge Loans purchase up to an aggregate of 50,000 shares of the Company's Common Stock at an exercise price of 25% less than the average price of the Company's common stock during the 20 days prior to the exercise date, provided, however, that the exercise price shall not be below $0.75 per share nor above $1.08 per share.  Pursuant to the terms of the loan agreement, because the Bridge Loans were not repaid prior to August 1, 2010, the Company issued warrants to W Capital and McDonald for the purchase of 50,000 additional shares of the Company's Common Stock upon the same terms as the initial warrants.  The number of shares purchasable upon exercise of the warrants issued to W Capital and McDonald and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events.  Following the repayment and conversion of the Bridge Loans on December 13, 2010, the warrants will expire on December 12, 2012.

The fair value of the warrants issued February 1, 2010 was determined to be $38,000 with the following assumptions: 1) risk free interest rate of 1.41%, 2) an expected life of 2.5 years, and 3) an expected dividend yield of zero. The fair value of $38,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount was amortized over the term of seven months and charged to interest expense.

The intrinsic value of the embedded beneficial conversion feature of the Bridge Loans was determined to be $161,000. The intrinsic value of $161,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount was amortized over the term of seven months and charged to interest expense.

The fair value of the warrants issued August 1, 2010 was determined to be $36,000 with the following assumptions: 1) risk free interest rate of .70%, 2) an expected life of 2.4 years, and 3) an expected dividend yield of zero. The fair value of $36,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount is being amortized over the term of five months and charged to interest expense.

9.             Managed Limited Partnerships:

Drive Thru is currently the general partner of one limited partnership that was formed to develop Drive Thru restaurants and Drive Thru sold their limited partner interest in one restaurant in June 2010. Limited partner contributions have been used to construct new restaurants.  Drive Thru, as a general partner, generally receives an allocation of approximately 51% of the profit and losses and a fee for its management services.  The equity interest of the unrelated limited partner is shown on the accompanying consolidated balance sheet in the stockholders equity section as a non-controlling interest, and the limited partner's share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations.

10.          Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30:

	2010		2009
	Current	Long Term	Current	Long Term
Deferred assets (liabilities):
Tax effect of net operating loss carry-forward	$-	$3,047,000	$-	$2,292,000
Partnership basis difference	-	173,000	-	143,000
Deferred revenue	-	160,000	-	172,000
Property and equipment basis differences	-	286,000	-	117,000
Other accrued liability difference	90,000	41,000	48,000	36,000
Net deferred tax assets	90,000	3,707,000	48,000	2,760,000
Less valuation allowance*	(90,000)	(3,707,000)	(48,000)	(2,760,000)

Net deferred tax assets	$-	$-	$-	$-

*              The valuation allowance increased by $989,000 during the year ended September 30, 2010.

The Company has net operating loss carry-forwards of approximately $7,997,000 for income tax purposes which expire from 2011 through 2030.  The use of these net operating loss carry-forwards may be restricted due to changes in ownership.

Total income tax expense for the years ended 2010 and 2009 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2010	2009

Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$(1,026,000)	$(576,000)
State income tax, net of federal tax benefit	(88,000)	(50,000)
Effect of change in valuation allowance	989,000	552,000
Permanent differences	30,000	68,000
Other	95,000	6,000

Provision for income taxes	$-	$-

11.          Related Parties:

The Erie County Investment Company (owner of 99% of The Bailey Company) is a substantial holder of our common stock and has certain contractual rights to elect members of the Company's Board of Directors under the Series B Convertible Preferred Stock Agreements entered into in February, 2005.

The Company leases office space from The Bailey Company under a lease agreement which expired in September 2010 and is currently leasing the space on a month to month basis.  Rent paid to them in fiscal 2010 and 2009 for office space was $55,000 and $55,000, respectively.

The Bailey Company is also the owner of one franchised Good Times Drive Thru restaurant which is located in Loveland, Colorado and was the owner of one franchised restaurant in Thornton, Colorado which was closed in October 2009. The Bailey Company has entered into two franchise and management agreements with us. Franchise royalties and management fees paid under those agreements totaled approximately $50,000 and $78,000 for the fiscal years ending September 30, 2010 and 2009, respectively. Amounts due from The Bailey Company related to these agreements at September 30, 2010 and 2009 were $12,000 and $18,000, respectively.

Total interest and commitment fees paid to Golden Bridge, LLC under their agreement were approximately $18,000 and $12,000 for the fiscal years ending September 30, 2010 and 2009, respectively. See Note 8 above for the terms of the loan.

12.          FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010:

Level 2
Interest Rate Swap liability	$84,000

13.          Stockholders' Equity:

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

Stock Option Plans - The Company has an Omnibus Equity Incentive Compensation Plan (the "2008  Plan"), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company's 2001 Stock Option Plan (the "2001  Plan").  As of September 30, 2010, 161,986 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

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

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during fiscal 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Net income for the fiscal years ended September 30, 2010 and 2009 includes $88,000 and $77,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2010, we granted 12,000 non-statutory stock options and 30,606 incentive stock options both with exercise prices of $1.15. The per share weighted average fair value was $.85 for the non-statutory stock option grants and $.84 for the incentive stock option grants.

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

FASB ASC 718-10-30 requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the fiscal years ended September 30, 2010 and 2009.

A summary of stock option activity under our share-based compensation plan for the fiscal year ended September 30, 2010 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	379,231	$3.55
Granted	42,606	$1.15
Exercised	0
Forfeited	(7,320)	$4.60
Expired	(24,431)	$3.12
Outstanding Sept 30, 2010	390,086	$3.30	5.4	$0

Exercisable Sept 30, 2010	269,060	$3.76	4.2	$0

As of September 30, 2010, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $51,000 and is expected to be recognized over a weighted average period of 2.09 years.

The total intrinsic value of stock options exercised during the fiscal year ended September 30, 2010 was $0.  Cash received from stock option exercises for the fiscal year ended September 30, 2010 was $0.

14.          Retirement Plan:

The Company has a 401(k) profit sharing plan (the "Plan").  Eligible employees may make voluntary contributions to the Plan, which may be matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation.  The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage.  The Company did not make any matching contributions in fiscal 2010 or fiscal 2009.

15.          Subsequent Events:

Subsequent events have been evaluated through the date the consolidated financial statements were available to be issued.

Pre-approval of non-audit services: On October 25, 2010, the Audit Committee of the Board of Directors of Good Times Restaurants Inc. approved in advance certain non-audit services to be performed by Hein & Associates, Good Times' independent auditor.  These non-audit services are to consist primarily of corporate income tax compliance services.

Completion of SII Investment Transaction and Related Events:  On December 13, 2010, the Company completed the SII Investment Transaction pursuant to which the Company issued 4,200,000 Shares to SII and received gross proceeds of $2,100,000, some of which were used to repay the Company's interim working capital loans from Golden Bridge, W Capital and McDonald, accompanied by the conversion of accrued interest on the W Capital and McDonald loans into 79,430 shares of Common Stock.  In addition, the SII Investment Transaction also allowed the Company to renegotiate the terms and covenants of its loan with Wells Fargo and to regain compliance of certain financial loan covenants that had previously been in default. See Financing Activities under the Liquidity and Capital Resources section above for further details regarding the SII Investment Transaction and related events.

See the "Financing" section above for discussion of the partial pay-down of the PFGI II loan in December 2010.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years, Good Times Restaurants has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

ITEM 9A.             CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company's fiscal year ended September 30, 2010, the Company's Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting: We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended). We maintain a system of internal controls that is designed to provide reasonable assurance in a cost-effective manner as to the fair and reliable preparation and presentation of the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. We have concluded that, as of September 30, 2010, the Company's internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Nothing to report.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors: The directors of Good Times Restaurants are as follows:

Geoffrey R. Bailey, age 58, has served as a Good Times director since 1996 and is a member of the Audit Committee.  He is also a director of The Erie County Investment Co., which owns 99% of The Bailey Company.  The principal business of The Bailey Company owns and operating 58 Arby's restaurants as a franchisee, and The Bailey Company has also been a franchisee and joint venture partner of Good Times Restaurants since 1987.  Mr. Bailey joined The Erie County Investment Co. in 1979.  Mr. Bailey is a graduate of the University of Denver with a Bachelor's Degree in Business Administration.

David L. Dobbin, age 49, was appointed as a Good Times director effective upon the closing of the SII Investment Transaction on December 13, 2010.  He was also appointed as the Chairman of the Board effective as of December 13, 2010.  In addition, he currently serves as Chairman of the Board of Small Island Investments Ltd., the Company's strategic investor (2010-Present).  He also serves as Chairman of the Boards of Terra Nova Pub Group Ltd., its subsidiaries and affiliates (2007-Present) and Welaptega Marine Ltd. (2008-Present), a leading supplier of offshore mooring inspection systems, companies controlled by Mr. Dobbin through Repechage Investments Limited, an investment company formed under the laws of Canada that holds investments in the transportation, service, real estate and hospitality sectors (2001-Present).  Previously, Mr. Dobbin served in several capacities with CHC Helicopter Corporation, an offshore helicopter services provider, and led Canadian Ocean Resource Associates Inc., a consulting firm specializing in best practice reviews, institutional support and public/private partnerships.  Mr. Dobbin holds a Bachelor of Commerce from Memorial University of Newfoundland.

Gary J. Heller, age 43, was appointed as a Good Times director effective upon the closing of the SII Investment Transaction on December 13, 2010.  He is the chairman of the Compensation Committee.  In addition, he currently serves as Secretary and a Director of Elephant & Castle Group Inc. (2007-Present), Secretary and a Manager of Massachusetts Pub Group LLC (2008-Present), and Executive Vice President of Terra Nova Pub Group Ltd. (2009-Present).  Prior to entering the restaurant industry in 2007, Mr. Heller spent 16 years as an investment banker, including serving as a Managing Director of FTI Capital Advisors, LLC (2002-2006) and a Director of Andersen Corporate Finance LLC.  Mr. Heller holds a BA in Economics from the University of Pennsylvania and an MBA in Finance from New York University.

Boyd E. Hoback, age 55, has served as a Good Times director since 1992 and is President and Chief Executive Officer of Good Times Restaurants, a position which he has held since December 1992, and he has been in the restaurant business since the age of 16.  Mr. Hoback has been a vital part of the development of Good Times to a 52-restaurant chain and has been involved in developing all areas of the Company.  Mr. Hoback is an honors graduate of the University of Colorado in finance.

John F. Morgan, age 50, was appointed as a Good Times director effective upon the closing of the SII Investment Transaction on December 13, 2010.  He is a member of the Audit Committee and the Compensation Committee.  In addition, he currently serves as President, Chief Executive Officer and a Director of Elephant & Castle Group Inc. and Terra Nova Pub Group Ltd. (2009-Present).  He is President, Chief Executive Officer and a Manager of Massachusetts Pub Group LLC (2008-Present).  Previously Mr. Morgan had been the President of Morgan Capital Limited, St. John's, Newfoundland, an independent financial services firm providing taxation and merger and acquisition support services to North American and international clients (1994-2009).  Mr. Morgan holds a Bachelor of Commerce degree from Memorial University of Newfoundland and Labrador with a participation in the In Depth Taxation Program and Chartered Business Valuator Program.  He is a Chartered Accountant.

Keith A. Radford, age 41, was appointed as a Good Times director effective upon the closing of the SII Investment Transaction on December 13, 2010.  He is the chairman of the Audit Committee.  In addition, he currently serves as Chief Financial Officer of Terra Nova Pub Group Ltd., Elephant & Castle Group Inc. and Massachusetts Pub Group LLC (2009-Present).  Previously Mr. Radford served as a Director and Vice President of subsidiaries within AKER Solutions, a leading global provider of engineering and construction services, technology products and integrated solutions (2002-2008).  In addition he has over eight years of experience in public practice providing auditing, taxation and business consulting services.  Mr. Radford holds a Bachelor of Commerce degree from Memorial University of Newfoundland and Labrador and is a Chartered Accountant.

Eric W. Reinhard, age 51, has served as a Good Times director since 2005.  He resigned as Chairman of the Board, a position he held since 2005, effective as of December 13, 2010.  He is currently a member of the Compensation Committee.  Mr. Reinhard also serves as President of the Pepsi Cola Bottler's Association, a beverage association management and consulting association and a position he has held since 2006. Prior to June 2004 he was the General Manager for the Pepsi Bottling Group's Great West Business Unit.  While in this role, Mr. Reinhard was also a member of the Pepsi Bottling Group's Chairman's Operating Council, a member of the Food Service Strategic Planning Committee, and a member of The Dr. Pepper Bottler Marketing Committee.   Mr. Reinhard joined Pepsi Cola in 1984 after four years with The Proctor & Gamble Distributing Company.  Since 1984 he has held several field and headquarters positions including Vice President/General Manager Pepsi-Lipton Tea partnership (JV), General Manager Mid-Atlantic business Unit, Area Vice President Retail Channels, Vice President On-Premise Operations and Area Vice President of Franchise Operations.  Mr. Reinhard holds a BA from Michigan State University and has completed the Executive Business Program at the University of Michigan.

There are no family relationships among the directors.  The board has determined that of the current directors Geoffrey R. Bailey, Eric W. Reinhard, David L. Dobbin, Gary J. Heller, John F. Morgan and Keith A. Radford are independent directors under the NASDAQ listing standards.

Geoffrey R. Bailey was originally elected to the Board of Directors pursuant to contractual board representation rights granted to The Bailey Company in connection with its investment in shares of our Series A Convertible Preferred Stock in 1996.  Prior to December 13, 2010, Mr. Bailey continued to serve on the board pursuant to contractual board representation rights held by The Bailey Company and its affiliates ("The Bailey Group") in connection with our Series B Convertible Preferred Stock financing in February 2005, whereby The Bailey Group was entitled to elect three members of our Board of Directors, two of whom must be independent directors.

Prior to December 13, 2010, Richard J. Stark and Alan A. Teran were the other two members of our Board designated by The Bailey Group under these provisions.  The other investors in our Series B Convertible Preferred Stock financing also had board representation rights whereby they were entitled to elect three members of our Board.  Eric W. Reinhard was originally elected in 2005 and has continued to serve on our Board pursuant to these provisions.  Prior to December 13, 2010, Ron Goodson and David Grissen were the other two members of our Board designated by the other Series B investors under these provisions.  In connection with the SII Investment Transaction, Messrs. Stark, Teran, Goodson and Grissen resigned from our Board effective as of December 13, 2010.  In addition, the Series B Investors agreed to cancel their Board designation rights under the Series B Convertible Preferred Stock financing documents and to accept in lieu thereof the designation rights set forth in the Purchase Agreement with SII.

The SII Purchase Agreement provides that so long as SII holds more than 50% of the Company's outstanding Common Stock, (i) the Board shall consist of seven directors, and (ii) SII shall have the right to designate four members of the Board.  In addition, the Purchase Agreement provides that SII shall vote its shares in any election of directors in favor of one person designated by The Bailey Group and one person designated by Eric W. Reinhard, in addition to SII's four director designees.  If either The Bailey Group or Reinhard ceases to own at least 600,000 shares of the Company's Common Stock (adjusted for any stock splits, reverse splits or similar capital stock transactions), then the foregoing designation right will cease, and SII has agreed to vote its shares in any election of directors in favor of a person, other than an SII designee, who receives the majority of votes of holders of Common Stock other than the Investor.  Pursuant to the Purchase Agreement, the Series B investors have agreed to vote their shares in any election of directors in favor of SII's designees.

See Item 13 "Certain relationships and related transactions" for additional discussion of these provisions.  There are no other arrangements or understandings between any current director and any other person under which that director was elected or nominated.

Nominee selection process: Our Board of Directors as a whole acts as the nominating committee for the selection of nominees for election as directors.  We do not have a separate standing nominating committee since we require that our director nominees be approved as nominees by a majority of our independent directors.  The Board will consider suggestions by stockholders for possible future nominees for election as directors at the next annual meeting when the suggestion is delivered in writing to the corporate secretary of Good Times Restaurants by April 15 of the year immediately preceding the annual meeting.  No request for a recommended nominee was made by the August 15, 2010 deadline by any stockholder or group of stockholders with beneficial ownership of more than 5% of the Company's common stock as indicated in a Schedule 13D or 13G.

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

The Company does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Board strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee the Company's business.

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

Leadership Structure:  The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  The Board has determined that separating these roles is in the best interests of the Company's stockholders at this time.  This structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing Board priorities and procedures.  Further, this structure permits the Chief Executive Officer to focus on the management of the Company's day-to-day operations.

Risk Oversight:  Material risks are identified and prioritized by the Company's management and reported to the Board for oversight.  The Board regularly reviews information regarding the Company's credit, liquidity and operations, as well as the risks associated with each.  In addition, the Board continually works, with the input of the Company's executive officers, to assess and analyze the most likely areas of future risk for the Company.

Board Committees

Audit Committee: The Audit Committee currently consists of Messrs. Radford, Morgan and Bailey, each of whom is an independent director under the applicable NASDAQ listing standards.  The Board has determined that Mr. Morgan is an audit committee financial expert, as that term is defined by the SEC rules.  Prior to December 13, 2010, the Audit Committee consisted of Messrs. Grissen, Teran and Stark, and Mr. Stark served as the Audit Committee financial expert.  As discussed above, Messrs. Grissen, Teran and Stark resigned as directors in connection with the SII Investment Transaction, effective as of December 13, 2010.

The function of the Audit Committee relates to oversight of the auditors, the auditing, accounting and financial reporting processes and the review of the Company's financial reports and information.  In addition, the functions of this Committee have included, among other things, recommending to the Board the engagement or discharge of independent auditors, discussing with the auditors their review of the Company's quarterly results and the results of their audit and reviewing the Company's internal accounting controls.  The Audit Committee operates pursuant to a written charter adopted by the Board of Directors.  A current copy of the Audit Committee Charter is available on our website at www.goodtimesburgers.com.  The Audit Committee held four meetings during fiscal 2010.

Compensation Committee: The Compensation Committee currently consists of Messrs. Heller, Morgan and Reinhard, each of who is an independent director under the applicable NASDAQ listing standards.  Prior to December 13, 2010, the Compensation Committee consisted of Messrs. Goodson, Stark and Teran, all of whom resigned as directors in connection with the SII Investment Transaction, effective as of December 13, 2010.  The function of this Committee is to consider and determine all matters relating to the compensation of the President and Chief Executive Officer and other executive officers, including matters relating to the employment agreements.  The Compensation Committee held one meeting during fiscal 2010.

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

The Compensation Committee has the authority to directly engage, at the Company's expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of executive and director compensation.  For fiscal 2010, the Compensation Committee did not use the services of a compensation consultant or other adviser.  However, the Compensation Committee has reviewed surveys, reports and other market data against which it has measured the competitiveness of the Company's compensation programs.  In determining the amount and form of executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies.

Special Committee:  On August 14, 2009 as reported on Form 8-K we announced that our Board of Directors had formed a Special Committee comprised of directors Geoff Bailey, Richard Stark and Alan Teran to explore and evaluate strategic alternatives aimed at enhancing shareholder value.  The Special Committee actively explored various strategic alternatives from August 2009 through October 2010, and the Company completed the SII Investment Transaction on December 13, 2010.  With the completion of the SII Investment Transaction, the Special Committee has been terminated.

Directors' meetings and attendance: There were nine meetings of the Board of Directors held during the last full fiscal year.  No member of the Board of Directors attended fewer than 75% of the board meetings and applicable committee meetings.  Each continuing director attended the 2010 annual meeting of stockholders.

Directors' compensation: Each non-employee director receives $500 for each Board of Directors meeting attended.  Members of the Compensation and Audit Committees generally each receive $100 per meeting attended.  However, where both Compensation and Audit Committee meetings are held at the same gathering, only $100 is paid to directors attending both committee meetings.  Additionally, for the fiscal year ended September 30, 2010, each non-employee director received a non-statutory stock option to acquire 2,000 shares of common stock at an exercise price of $1.15.

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

In this context, the Audit Committee met with management and the independent accountants to review and discuss the Good Times Restaurants financial statements for the fiscal year ended September 30, 2010.  Management represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the financial statements with management and the independent accountants.

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

Based on the Audit Committee's review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Good Times Restaurants Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for filing with the SEC.

Executive officers: The executive officers of Good Times Restaurants are as follows:

Name	Age	Position	Date Began With Company
Boyd E. Hoback	55	President & CEO	September 1987
Susan M. Knutson	52	Controller	September 1987
Scott G. LeFever	52	VP of Operations	September 1987

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

Executive officers do not have fixed terms and serve at the discretion of the Board of Directors.  There are no family relationships among the executive officers or directors.

Code of ethics: Good Times Restaurants has adopted a Code of Business Conduct which applies to all directors, officers, employees and franchisees of Good Times Restaurants.  The Code of Business Conduct was filed with the SEC as an exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.

ITEM 11.              EXECUTIVE COMPENSATION

Executive Compensation: The following table sets forth compensation information for 2010 and 2009 with respect to the named executive officers:

Summary Compensation Table for 2010 and 2009:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $[3]	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Boyd E. Hoback	2010	148,000	_	_	29,381	_	_	13,978[1]	191,359
President and Chief Executive Officer	2009	162,033	_	_	25,118	_	_	16,073[1]	203,224
Scott G. LeFever	2010	90,625	_	_	11,645	_	_	10,580[2]	112,850
Vice President of Operations	2009	101,667	_	_	9,979	_	_	11,477[2]	123,123

[1]	The amount indicated for Mr. Hoback includes an automobile allowance, long-term disability and 401(K) Plan matching contributions.
[2]	The amount indicated for Mr. LeFever includes an automobile allowance, long-term disability, personal expenses and 401(K) Plan matching contributions.
[3]

The value of stock option awards shown in this column includes all amounts expensed in the Company's financial statements in 2009 and 2010 for equity awards in accordance with the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation, excluding any estimate for forfeitures.  The Company's accounting treatment for, and assumptions made in the valuations of, equity awards is set forth in Note 1 of the notes to the Company's 2010 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  There were no option awards re-priced in 2010.

There were no shares of SARs granted during 2010 or 2009 nor has there been any nonqualified deferred compensation paid to any named executive officers during 2010 or 2009.  The Company does not have any plans that provide for specified retirement payments and benefits at, following or in connection with retirement.

.34

The following table sets forth information as of September 30, 2010 on all unexercised options previously awarded to the named executive officers:

Outstanding Equity Awards at 2010 Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options -Exercisable (#)	Number of Securities Underlying Unexercised Options -Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Boyd E. Hoback	2,500	-	-	$1.38	10/01/10	-	-	-	-
	50,000	-	-	$1.75	10/01/11	-	-	-	-
	3,750	-	-	$2.70	10/01/12	-	-	-	-
	3,900	-	-	$3.60	10/01/13	-	-	-	-
	12,000	-	-	$3.11	10/01/14	-	-	-	-
	8,500	-	-	$5.68	10/01/15	-	-	-	-
	11,400	7,600 (1)	-	$6.38	11/17/16	-	-	-	-
	0	28,503 (2)	-	$1.47	11/14/18	-	-	-	-
	0	13,652 (3)	-	$1.15	11/06/19	-	-	-	-
Scott G. LeFever	1,260	-	-	$2.70	10/01/12	-	-	-	-
	2,580	-	-	$3.60	10/01/13	-	-	-	-
	5,750	-	-	$3.11	10/01/14	-	-	-	-
	5,750	-	-	$5.68	10/01/15	-	-	-	-
	1,725	4,025 (1)	-	$6.38	11/17/16	-	-	-	-
	0	17,007 (2)	-	$1.47	11/14/18	-	-	-	-
	0	4,348 (3)	-	$1.15	11/06/19	-	-	-	-

[1]

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

[2]	The options were granted on November 14, 2008. Assuming continued employment with the Company, the shares under the option agreements will become fully exercisable on November 14, 2011.
[3]	The options were granted on November 6, 2009. Assuming continued employment with the Company, the shares under the option agreements will become fully exercisable on November 6, 2012.

The following table sets forth compensation information for 2010 with respect to directors:

Director Compensation Table for Fiscal Year 2010
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) [1,2]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Geoffrey R. Bailey	3,000	-	1,695	-	-	-	4,695
Ron Goodson [3]	3,000	-	1,695	-	-	-	4,695
David Grissen [3]	2,000	-	1,695	-	-	-	3,695
Eric W. Reinhard	3,000	-	1,695	-	-	-	4,695
Richard J. Stark [3]	3,000	-	1,695	-	-	-	4,695
Alan A. Teran [3]	3,000	-	1,695	-	-	-	4,695
Boyd E. Hoback [4]	-	-	-	-	-	-	0

[1]

The value of stock option awards shown in this column includes all amounts expensed in the Company's financial statements in 2010 for equity awards in accordance with the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation, excluding any estimate for forfeitures.  The Company's accounting treatment for, and assumptions made in the valuation of equity awards are set forth in Note 1 of the notes to the Company's 2010 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  There were no option awards re-priced in 2010.

[2]

As of September 30, 2010, the following directors held options to purchase the following number of shares of our common stock:  Mr. Bailey 14,000 shares; Mr. Goodson 12,000 shares; Mr. Grissen 12,000 shares; Mr. Reinhard 16,500 shares; Mr. Stark 14,000 shares; Mr. Teran 14,000 shares; and Mr. Hoback 133,242 shares.

[3]	Resigned as a director effective as of December 13, 2010.
[4]	Mr. Hoback is an employee director and does not receive additional fees for service as a member of the Board.

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

As a condition to the closing of the SII Investment Transaction, Mr. Hoback agreed to waive certain rights under the employment agreement which would otherwise have accrued to him as a result of the change in ownership control of the Company as a result of the SII Investment Transaction, including his right to terminate his employment within one year of the change in control and trigger the severance payment described above and his right to accelerate the vesting of stock options upon the change in control.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of common stock by principal stockholders and management: The following table shows the beneficial ownership of shares of Good Times Restaurants common stock as of December 15, 2010 by each person known by Good Times Restaurants to be the beneficial owner of more than five percent of the shares of Good Times Restaurants common stock, each director and each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.  The address for the principal stockholders and the Directors and Officers is 601 Corporate Circle, Golden, CO 80401.

Holder	Number of shares	Percent of
Principal stockholders	beneficially owned	class**
Small Island Investments Ltd	4,200,000	51.36%
The Bailey Company, LLLP	821,512[1]	10.05%
The Erie County Investment Co.	1,016,192[1]	12.43%
Directors and Officers
David L. Dobbin, Chairman	4,202,00[2]	51.37%
Geoffrey R. Bailey, Director	29,300[3]	*
Boyd E. Hoback, Director, President and Chief Executive Officer	142,142[4]	1.70%
Eric W. Reinhard, Chairman	316,000[5]	3.84%
Scott G. LeFever, Vice President, Operations	21,090[6]	*
Gary H. Heller, Director	2,000[7]	*
John F. Morgan, Director	2,000[8]	*
Keith A. Radford, Director	2,000[9]	*
All directors and executive officers as a group (9 persons including all those named above)	4,735,036[10]	55.47%
[1]

The Bailey Company is 99% owned by The Erie County Investment Co., which should be deemed the beneficial owner of Good Times Restaurants common stock held by The Bailey Company.  The Erie County Investment Co. also owns 194,680 shares of Good Times Restaurants common stock in its own name.  Geoffrey R. Bailey is a director and executive officer of The Erie County Investment Co.  Geoffrey R. Bailey disclaims beneficial ownership of the shares of Good Times Restaurants common stock held by The Bailey Company and The Erie County Investment Co.  Because of his ownership of only 26% of the voting shares of The Erie County Investment Co., Paul T. Bailey disclaims beneficial ownership of the shares of Good Times Restaurants common stock held by The Bailey Company and The Erie County Investment Co. Paul T. Bailey is the father of Geoffrey R. Bailey.

[2]	David L. Dobbin owns 100% of Small Island Investments Ltd. Also includes 2,000 shares underlying presently exercisable stock options.
[3]	Includes 16,000 shares underlying presently exercisable stock options and 2,497 warrants to purchase stock.
[4]	Includes 97,150 shares underlying presently exercisable stock options and 19,999 warrants to purchase stock.
[5]	Includes 16,500 shares underlying presently exercisable stock options and 37,500 warrants to purchase stock
[6]	Includes 21,090 shares underlying presently exercisable stock options
[7]	Includes 2,000 shares underlying presently exercisable stock options
[8]	Includes 2,000 shares underlying presently exercisable stock options
[9]	Includes 2,000 shares underlying presently exercisable stock options
[10]

Does not include shares held beneficially by The Bailey Company and The Erie County Investment Co.  If those shares were included, the number of shares beneficially held by all directors and executive officers as a group would be 5,751,228 and the percentage of class would be 67.38%.

*	Less than one percent.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In February 2005, we issued 1,240,000 shares of our Series B Convertible Preferred Stock, including 180,000 shares to The Erie County Investment Co., a substantial holder of our common stock and member of The Bailey Group.  In June 2006, we exercised our mandatory conversion rights under the terms of the Series B preferred stock to convert all of those shares into a total of 1,240,000 shares of our common stock.  Under the agreements for the Series B preferred stock financing, prior to December 13, 2010 The Bailey Group had the right to elect three directors, provided that two directors meet the NASDAQ independence standards, and the other investors in the Series B preferred stock financing had the right to elect three directors.  As a condition to the closing of the SII Investment Transaction, the Series B investors agreed to waive the foregoing director designation rights, effective as of December 13, 2010.  Going forward, the Series B investors have certain designation rights as set forth in the Purchase Agreement with SII, which is discussed below.

The SII Purchase Agreement provides that so long as SII holds more than 50% of the Company's outstanding Common Stock, (i) the Board shall consist of seven directors, and (ii) SII shall have the right to designate four members of the Board.  In addition, a provision of the Series B preferred stock financing restricts, for as long as the original investors hold at least two-thirds of the common stock into which the Series B shares have been converted, our ability to increase the size of the Board of Directors above seven directors unless we first receive approval from the holders of at least three-fourths of all outstanding shares of common stock.

The SII Purchase Agreement provides that SII shall vote its shares in any election of directors in favor of one person designated by The Bailey Group and one person designated by Eric W. Reinhard, in addition to SII's four director designees.  If either The Bailey Group or Reinhard ceases to own at least 600,000 shares of the Company's Common Stock (adjusted for any stock splits, reverse splits or similar capital stock transactions), then the foregoing designation right will cease, and SII has agreed to vote its shares in any election of directors in favor of a person, other than an SII designee, who receives the majority of votes of holders of Common Stock other than SII.  Pursuant to the Purchase Agreement, the Series B investors have agreed to vote their shares in any election of directors in favor of SII's designees.

Keith A. Radford, John F. Morgan, Gary J. Heller and David L. Dobbin are the current directors designated by SII, Geoffrey R. Bailey is the current director designated by The Bailey Group, and Eric W. Reinhard is the current director designated by the other Series B investors.  David L. Dobbin is a director of SII, which holds approximately 51.4% of our outstanding Common Stock following the SII Investment Transaction.  Geoffrey R. Bailey is a director of The Erie County Investment Co., which owns 99% of The Bailey Company.  The Bailey Company and The Erie County Investment Co. are principal stockholders of us.  Geoffrey R. Bailey's father, Paul T. Bailey, is the principal owner of The Erie County Investment Co.

Our corporate headquarters are located in a building owned by The Bailey Company and in which The Bailey Company also has its corporate headquarters.  We currently lease our executive office space of approximately 3,693 square feet from The Bailey Company for approximately $55,000 per year.  The lease expired September 30, 2009 and we continue to lease the space on a month to month basis.

The Bailey Company is also the owner of one franchised Good Times Drive Thru restaurant which is located in Loveland, Colorado and was the owner of one franchised restaurant in Thornton, Colorado which was closed in October 2009. The Bailey Company has entered into two franchise and management agreements with us.  Franchise royalties and management fees paid under those agreements totaled approximately $50,000 and $78,000 for the fiscal years ending September 30, 2010 and 2009, respectively.

In April 2009 the Company entered into a loan agreement with Golden Bridge, pursuant to which Golden Bridge made a loan of $185,000 to the Company.  This loan was repaid in full out of the proceeds received by the Company in the SII Investment Transaction.  Director Eric Reinhard and former directors Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who are all stockholders of the Company, are the sole members of Golden Bridge, and Eric Reinhard is the sole manager of Golden Bridge.  The Company's obtaining of the loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.  Total interest and commitment fees paid under this agreement were approximately $18,000 and $12,000 for the fiscal years ending September 30, 2010 and 2009, respectively. The amount due to related parties under this agreement that is included in notes payable was $185,000 at September 30, 2010. See Note 8 to our Consolidated Financial Statements of Item 8 above for the terms of the loan.

Section 16(a) beneficial ownership reporting compliance: Under Section 16(a) of the Securities Exchange Act of 1934, directors, executive officers and persons who own more than ten percent of our Common Stock must disclose their initial beneficial ownership of the Common Stock and any changes in that ownership in reports which must be filed with the SEC and Good Times Restaurants. The SEC has designated specific deadlines for these reports and Good Times Restaurants must identify in this proxy statement those persons who did not file these reports when due.

Based solely on a review of the reports filed with Good Times Restaurants and written representations received from reporting persons Good Times Restaurants believes that during the fiscal year ended September 30, 2010 all Section 16(a) filing requirements for its officers, directors, and more than ten percent shareholders were complied with on a timely basis.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS: The Board of Directors appointed HEIN & ASSOCIATES LLP as Good Times Restaurants' independent auditors for the fiscal year ended September 30, 2009 and fiscal year 2010, and to perform other accounting services.  Representatives of HEIN & ASSOCIATES LLP are expected to be present at the annual meeting of shareholders, and will have the opportunity to make a statement if they so desire and to respond to appropriate shareholder questions.

Audit Fees: The aggregate fees billed for professional services rendered by HEIN & ASSOCIATES LLP for its audit of the Company's annual financial statements for the fiscal year ended September 30, 2010, and its reviews of the financial statements included in the Company's Forms 10-Qs for fiscal year 2010 were $75,910 compared to $86,236 in fees for the fiscal year ended 2009.

Audit Related Fees: There were no aggregate fees billed by HEIN & ASSOCIATES LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" for the fiscal years ended September 30, 2010 and September 30, 2009.

Tax Fees: The aggregate fees billed by HEIN & ASSOCIATES LLP for the preparation and review of the Company's tax returns for the fiscal year ended September 30, 2010 were $10,500 compared to $11,350 in fees for the fiscal year ended September 30, 2009.

All Other Fees: The aggregate fees billed to Good Times Restaurants for all other services rendered by HEIN & ASSOCIATES LLP for fiscal year 2010 were $12,214 compared to $12,562 in fees for the fiscal year ended September 30, 2009.  These fees are primarily related to a 401(k) plan audit.

Audit Committee: Policy on Pre-Approval Policies of Auditor Services: Under the provisions of the Audit Committee Charter, all audit services and all permitted non-audit services (unless subject to a de minimis exception allowed by law) provided by our independent auditors, as well as fees and other compensation to be paid to them, must be approved in advance by our Audit Committee.  All audit and other services provided by HEIN & ASSOCIATES LLP during the fiscal year ended September 30, 2010, and the related fees as discussed above, were approved in advance in accordance with SEC rules and the provisions of the Audit Committee Charter.  There were no other services or products provided by HEIN & ASSOCIATES LLP to us or related fees during the fiscal year ended September 30, 2010 except as discussed above.

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

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.2

1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.3	Employment Agreement dated October 3, 2001 between the registrant and Boyd E. Hoback
10.4

Wells Fargo Credit Agreement (previously filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

10.5

Form of Option Agreement (previously filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.6

Form of Option Grant Notice (previously filed as Exhibit 10.19 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.7

Cash Bonus Plan for Boyd Hoback (previously filed as Exhibit 10.20 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 (File No. 000-18590) and incorporated herein by reference)

10.8	Securities Purchase Agreements (previously filed on the registrant's Current Report on Form 8-K dated January 3, 2005 (File No. 000-18590) and incorporated herein by reference)
10.9	Amendment to Securities Purchase Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 27, 2005 (File No. 000-18590) and incorporated herein by reference)
10.10

2001 Stock Option Plan, as amended (previously filed as Exhibit 99.1 to the registrant's Registration Statement on Form S-8 filed on May 23, 2005 (Registration No. 333-125150) and incorporated herein by reference)

10.11	Conversion of Series B Convertible Preferred Stock (previously filed as Exhibit 99.1 to the registrant's Form 8-K Report dated June 8, 2006 (File No. 000-18590) and incorporated herein by reference)

Exhibit	Description

10.12	Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated August 7, 2006 (File No. 000-18590) and incorporated herein by reference)
10.13

Acceleration of Vesting of Stock Options and Form of Resale Restriction Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated August 8, 2006 (File No. 000-18590) and incorporated herein by reference)

10.14

Expansion of Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated March 15, 2007 (File No. 000-18590) and incorporated herein by reference)

10.15	Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated May 7, 2007 (File No. 000-18590) and incorporated herein by reference)
10.16

Amendment No. 1 to Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated May 10, 2007 (File No. 000-18590) and incorporated herein by reference)

10.17	2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 29, 2008 (File No. 000-18590) and incorporated herein by reference)
10.18	Employment Agreement of Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated January 29, 2008 (File No. 000-18590) and incorporated herein by reference)
10.19

Letter Agreement between Good Times Drive Thru Inc. and CEDA Enterprises, Inc. (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated March 12, 2008 (File No. 000-18590) and incorporated herein by reference)

10.20

Letter Agreement between Good Times Drive Thru Inc. and CEDA Enterprises, Inc. and CEJ Investments, LLC (previously filed as Exhibit 10.2 to the registrant's Form 8-K Report dated March 12, 2008 (File No. 000-18590) and incorporated herein by reference)

10.21	Amended and Restated Loan Agreement (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated July 2, 2008 (File No. 000-18590) and incorporated herein by reference)
10.22

Promissory Note by Good Times Drive Thru Inc. and Good Times Restaurants Inc. payable to PFGI II, LLC (previously filed as Exhibit 10.2 to the registrant's Form 8-K Report dated July 2, 2008 (File No. 000-18590) and incorporated herein by reference)

10.23

Departure of Management Employees, Transfer of Development Rights and Suspension of Expansion (previously filed in the registrant's Form 8-K Report dated June 26, 2008 (File No. 000-18590) and incorporated herein by reference)

10.24	Suspension of Development Agreement previously filed as Exhibit 10.41 to the registrant's Form 10-KSB Report dated December 26, 2008 (File No. 000-18590) and incorporated herein by reference)
10.25	Results of Operations, Triggering Events and Other Events (previously filed as the registrant's Form 8-K Report dated January 20, 2009 (File No. 000-18590) and incorporated herein by reference)
10.26

Loan Agreement, Promissory Note, Warrant, Intercreditor Agreement and First Amendment to Amended and Restated Promissory Note (previously filed as Exhibits 4.1, 10.1, 10.2, 10.3 and 10.4 to the registrant's Form 8-K Report dated April 20, 2009 (File No. 000-18590) and incorporated herein by reference)

10.27

Agreement between Good Times Restaurants Inc. and Mastodon Ventures Inc. (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated August 14, 2009 (File No. 000-18590) and incorporated herein by reference)

10.28

Letter Agreement between Good Times Restaurants Inc. and PFGI II, LLC dated December 14, 2009 (previously filed as Exhibit 10.33 to the registration's Annual Report on Form 10-K dated December 29, 2009 (File no. 000-18590) and incorporated herein by reference)

10.29

Promissory Note and Warrant dated January 19, 2010 (previously filed as Exhibits 4.1 and 10.1 to the registrant's Form 8-K Report dated January 21, 2010 (File No. 000-18590) and incorporated herein by reference)

10.30

Loan Agreement, Convertible Secured Promissory Note and Warrants (previously filed as Exhibits 4.1, 10.1 and 10.2 to the registrant's Form 8-K Report dated February 3, 2010 (File No. 000-18590) and incorporated herein by reference)

10.31	Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on March 4, 2010 (Registration No. 333-165189) and incorporated herein by reference
10.32

First Amendment to Loan Agreement, Convertible Secured promissory Note and Warrants (previously filed as Exhibits 4.1, 10.1 and 10.2 to the registrant's Form 8-K Report dated April 6, 2010 (File No. 000-18590) and incorporated herein by reference)

Exhibit	Description

10.33

Amendment No. 1 to Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on April 27, 2010 (Registration No. 333-165189) and incorporated herein by reference

10.34

Term Sheet dated October 3, 2010 between Company and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated October 5, 2010 (File No. 000-18590) and incorporated herein by reference)

10.35

Securities Purchase Agreement dated October 29, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated November 3, 2010 (File No. 000-18590) and incorporated herein by reference)

10.36

Registration Rights Agreement dated December 13, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.37

Loan and Credit and Loan Agreement dated as of December 13, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.38

Consent and Agreement dated as of December 13, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.39

Consent and Waiver dated as of December 13, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

14.1

Code of Ethics (previously filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

21.1

Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

23.1	*Consent of HEIN & ASSOCIATES LLP
31.1	*Certification of Chief Executive `Officer pursuant to 18 U.S.C. Section 1350
31.2	*Certification of Controller pursuant to 18 U.S.C. Section 1350
32.1	*Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
Date: December 23, 2010	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David L. Dobbin	/s/ Boyd E. Hoback
David L. Dobbin, Chairman Date: December 23, 2010	Boyd E. Hoback, Director and President and CEO Date: December 23, 2010

/s/ Geoffrey R. Bailey	/s/ Susan M. Knutson
Geoffrey R. Bailey, Director Date: December 23, 2010	Susan M. Knutson, Controller and Principal Financial Officer Date: December 23, 2010

/s/ Gary J. Heller	/s/ Keith A. Radford
Gary J. Heller, Director Date: December 23, 2010	Keith A. Radford, Director Date: December 23, 2010

/s/ John F. Morgan	/s/ Eric W. Reinhard
John F. Morgan, Director Date: December 23, 2010	Eric W. Reinhard, Director Date: December 23, 2010