Form 10-Q
period 2010-12-31
GOOD TIMES RESTAURANTS INC
filed 2011-02-15
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2010

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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [x]
As of February 14, 2011, there were 2,726,214 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 31, 2010

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - December 31, 2010 and September 30, 2010	3 - 4

	Condensed Consolidated Statements of Operations (unaudited) For the three months ended December 31, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flow (unaudited) For the three months ended December 31, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information.	20

Item 6.	Exhibits	20

	SIGNATURES	21

	CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31,	September 30,
	2010	2010
CURRENT ASSETS:
Cash and cash equivalents	$1,251,000	$429,000
Receivables, net of allowance for doubtful accounts of $0	95,000	157,000
Prepaid expenses and other	54,000	38,000
Inventories	205,000	201,000
Notes receivable	3,000	9,000
Total current assets	1,608,000	834,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	5,655,000	5,653,000
Leasehold improvements	3,821,000	3,821,000
Fixtures and equipment	8,233,000	8,229,000
	17,709,000	17,703,000

Less accumulated depreciation and amortization	(13,028,000)	(12,828,000)
	4,681,000	4,875,000

Assets held for sale	1,595,000	2,445,000

OTHER ASSETS:
Notes receivable, net of current portion	16,000	10,000
Deposits and other assets	72,000	154,000
	88,000	164,000

TOTAL ASSETS	$7,972,000	$8,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt, net of discounts of $26,000 and $27,000 respectively	$131,000	$702,000
Accounts payable	452,000	716,000
Deferred income	61,000	89,000
Liabilities related to discontinued operations	20,000	20,000
Other accrued liabilities	1,172,000	1,176,000
Total current liabilities	1,836,000	2,703,000
LONG-TERM LIABILITIES:
Debt, net of current portion and net of discounts of $26,000 and $33,000, respectively	2,167,000	3,005,000
Liabilities related to discontinued operations	118,000	123,000
Deferred liabilities	785,000	793,000
Total long-term liabilities	3,070,000	3,921,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	December 31,	September 30,
	2010	2010
STOCKHOLDERS' EQUITY:
Non-controlling interest	199,000	274,000
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued and outstanding
as of December 31, 2010 and September 30, 2010	-	-

Common stock, $.001 par value; 50,000,000 shares authorized
2,725,996 and 1,299,520 shares issued and outstanding
as of December 31, 2010 and September 30, 2010, respectively	8,000	4,000

Capital contributed in excess of par value	19,931,000	18,153,000
Accumulated deficit	(17,072,000)	(16,737,000)
Total stockholders' equity	3,066,000	1,694,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,972,000	$8,318,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
NET REVENUES:
Restaurant sales, net	$4,982,000	$4,638,000
Franchise revenues	103,000	113,000
Total revenues	5,085,000	4,751,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,758,000	1,535,000
Payroll and other employee benefit costs	1,759,000	1,739,000
Occupancy and other operating costs	1,083,000	1,123,000
Depreciation and amortization	204,000	232,000
Total restaurant operating costs	4,804,000	4,629,000

General and administrative costs	344,000	370,000
Advertising costs	217,000	270,000
Franchise costs	17,000	30,000
Gain on sale of restaurant buildings and equipment	(12,000)	(7,000)
LOSS FROM OPERATIONS	(285,000)	(541,000)

OTHER INCOME AND (EXPENSES):
Unrealized income on interest rate swap	13,000	10,000
Interest expense, net	(112,000)	(80,000)
Total other income and (expenses)	(99,000)	(70,000)

LOSS FROM CONTINUING OPERATIONS	($384,000)	($611,000)

Loss from discontinued operations	(4,000)	(71,000)

NET LOSS	($388,000)	($682,000)
Income (expense) from non-controlling interest	(17,000)	48,000
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	($405,000)	($634,000)

Net loss per share - basic and diluted
Continuing operations	($.24)	($.47)
Discontinued operations	($.00)	($.05)
Net loss applicable to common shareholders	($.25)	($.49)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION: BASIC AND DILUTED	1,594,102	1,299,520

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,

2010

2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($388,000)	($682,000)
Loss from discontinued operations	(4,000)	(71,000)
Net loss from continuing operations	(384,000)	(611,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,000	232,000
Amortization of debt issuance costs	28,000	8,000
Stock based compensation expense	15,000	22,000
Unrealized gain on interest rate swap	(13,000)	(10,000)
Accretion of deferred rent	-	-
Recognition of gain on sale of restaurant building	(8,000)	(7,000)
Loss (gain) on disposal of property, and equipment	(4,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	64,000	(39,000)
Inventories	(4,000)	18,000
Deposits and other	62,000	(28,000)
(Decrease) increase in:
Accounts payable	(264,000)	103,000
Accrued liabilities and deferred income	19,000	14,000
Net cash used in operating activities from continuing operations	(285,000)	(298,000)
Net cash used in operating activities from discontinued operations	(9,000)	(51,000)
Net cash used in operating activities	(294,000)	(349,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from the sale of fixed assets	854,000	-
Payments for the purchase of property and equipment	(6,000)	(19,000)
Payments received on loans to franchisees and to others	-	5,000
Net cash provided by (used in) investing activities	848,000	(14,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock sale	1,727,000	-
Principal payments on notes payable and long-term debt	(1,437,000)	(31,000)
Borrowings on notes payable and long-term debt	-	-
Distributions, net of contributions paid to non-controlling interests	(22,000)	29,000
Net cash provided by (used in) financing activities	268,000	(2,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	822,000	(365,000)

CASH AND CASH EQUIVALENTS, beginning of period	$429,000	$815,000

CASH AND CASH EQUIVALENTS, end of period	$1,251,000	$450,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$86,000	$72,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2010, the results of its operations and its cash flows for the three month period ended December 31, 2010. Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The condensed consolidated balance sheet as of September 30, 2010 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2010.

Note 2.           Recent Developments

On December 31, 2010, following approval by the Company's stockholders at a special meeting on December 31, 2010, the Company effected a one-for-three reverse stock split of its issued and outstanding Common Stock. All references to numbers of shares and share prices in the following paragraphs and throughout Items 1 and 2 are stated at post-reverse split amounts.

As previously disclosed in the Company's current report on Form 8-K filed on November 3, 2010, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), dated October 29, 2010, with Small Island Investments Limited, a Bermuda corporation ("SII"), under which the Company agreed to sell, and SII agreed to purchase, 1,400,000 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), at a purchase price of $1.50 per share, or an aggregate of $2,100,000 (the "SII Investment Transaction").  The Purchase Agreement was amended on December 13, 2010 to clarify the scope of SII's director designation rights following the Closing.

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

At the Special Meeting, the Company's stockholders also approved a proposal to give our Board discretion to effect a one-for-three reverse stock split of the Company's issued and outstanding Common Stock following the closing of the SII Investment Transaction.  The Board subsequently adopted resolutions approving a one-for-three reverse stock split that was effective as of December 31, 2010.

On February 1, 2010, the Company and GTDT entered into a loan agreement with W Capital, Inc. ("W Capital"), John T. McDonald ("McDonald") and Golden Bridge, LLC ("Golden Bridge"), pursuant to which the lenders made loans totaling $400,000 to be used for restaurant marketing and other working capital uses of GTDT.  The loan agreement was subsequently amended as of April 1, 2010 to remove Golden Bridge as a lender, replacing it with additional loans from W Capital and McDonald.  The aggregate principal amount owing to W Capital and McDonald was paid out of the proceeds of the SII Investment Transaction.  In addition, the accrued interest on such loans through December 13, 2010 of $39,715 was converted into an aggregate of 26,477 shares of our Common Stock.

In connection with the loans, the Company issued warrants to W Capital and McDonald which entitle them at any time prior to December 13, 2013 to purchase up to an aggregate of 33,334 shares of our Common Stock at an exercise price of 25% less than the average price of our Common Stock during the 20 days prior to exercise, but at not less than $2.25 per share nor more than $3.24 per share.  These warrants remain outstanding and exercisable in accordance with their terms.

Proceeds of the SII transaction were also used to repay the outstanding principal amount of $185,000 due to Golden Bridge on a loan Golden Bridge made to the Company in 2009, to reduce our accounts payable and accrued liabilities, to pay the expenses related to the SII Investment Transaction, and to increase our working capital.  The SII Investment Transaction also allowed us to renegotiate the terms and covenants of our loan with Wells Fargo Bank, N.A. ("Wells Fargo") and to regain compliance with certain financial loan covenants that had been in default.  We had never been in any payment default under the loan and Wells Fargo agreed to accept additional building and equipment collateral in exchange for modifying the covenants of the loan without affecting our interest rate or repayment term.   As a condition to the closing of the SII Investment Transaction, we entered into a new Credit Agreement and Promissory Note with Wells Fargo effective as of December 13, 2010.  The prior loan covenant defaults had caused us to show the entire balance of the loan as a short term liability; however, as of December 31, 2010, it is primarily classified as a long term note payable under its terms.

SII's affiliates have ownership interests in other full service restaurant chains that generate approximately $75 million in annual revenues.   The SII Investment Transaction may position the Company to pursue a larger platform in the restaurant business through acquisitions, new investment and improved economies of scale.  However, there can be no assurance that any acquisitions or additional investment will occur.

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

Note 3.           Discontinued Operations

Discontinued operations are presented in accordance with FASB ASC 205-20, Presentation of Financial Statements. During fiscal 2010 we closed two locations: one dual-branded restaurant in Commerce City, Colorado in March 2010 and one co-developed restaurant in Denver, Colorado in June 2010. The loss from discontinued operations for the three month period ending December 31, 2010 includes on-going lease obligations in excess of the accrued lease liabilities and the loss for the three month period ending December 31, 2009 includes the results from operations from the two closed locations. Fixed assets of $1,164,000 and $1,164,000 of associated accumulated depreciation related to discontinued operations are included in the property and equipment of our condensed consolidated balance sheet. Current and long-term liabilities related to discontinued operations relate to the future estimated lease obligations.

Following is a summary of the costs from discontinued operations for the current and prior year periods:

	Three Months Ended December 31,
	2010	2009
Results of operations and lease obligations	$4,000	$71,000
Future lease obligations, fair value	-	-
Asset impairment charges and other costs	-	-

Loss from discontinued operations	$4,000	$71,000

With respect to the closed locations, we have continuing lease obligations of $763,000. We have subleased the Commerce City location for $600,000. We have terminated the lease on the Denver location effective February 1, 2011. We have recorded an estimated discounted liability of $138,000 related to these locations.

Note 4.   Stock-Based Compensation

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

Our net loss for the three months ended December 31, 2010 and December 31, 2009 includes $15,000 and $22,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the three months ended December 31, 2010, we granted 4,000 non-statutory stock options and 53,233 incentive stock options both with exercise prices of $1.56.  The per share weighted average fair value was $1.26 for both the non-statutory stock option grants and incentive stock option grants.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Incentive Stock Options	Non-Statutory Stock Options
Expected term (years)	6.5	6.7
Expected volatility	98.54%	97.35%
Risk-free interest rate	2.46%	2.52%
Expected dividends	0	0

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

FASB ASC 718-10-30 requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the three month period ended December 31, 2010.

A summary of stock option activity under our share-based compensation plan for the three months ended December 31, 2010 is presented in the following table: (The numbers of options and the exercise prices shown in this table have been adjusted to effect the one for three reverse stock split that occurred on December 31, 2010.)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	130,027	$ 9.89
Granted	57,233	$ 1.56
Exercised	-
Forfeited	(2,038)	$10.52
Expired	(1,200)	$ 4.14
Outstanding Dec 31, 2010	184,022	$ 7.33	6.1	$27,000

Exercisable Dec 31, 2010	98,152	$11.44	3.3	$ 2,000

As of December 31, 2010, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $100,000 and is expected to be recognized over a period of 2.94 years.

There were no stock options exercised during the three months ended December 31, 2010.

Note 5.           Comprehensive Income (Loss)

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions.

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate $1,100,000 term loan. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. In addition we have recognized an unrealized gain of $13,000 for the three months ended December 31, 2010 in the accompanying Condensed Consolidated Statement of Operations to adjust the liability related to the interest rate swap to fair market value.

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

An analysis was performed on a restaurant by restaurant basis at December 31, 2010. Assumptions used in preparing expected cash flows were as follows:

•         Sales projections are as follows: Fiscal 2011 sales are projected to increase 3% to 5% over fiscal 2010, for fiscal years 2012 to 2024 we have used annual increases of 2% to 3%. We believe the 2% to 3% increase in the years beyond 2011 is a reasonable expectation of growth and that it would be unreasonable to expect no growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6%.

•         Our variable and semi-variable restaurant operating costs are projected to increase proportionately with the sales increases as well as increasing an additional 1.5% per year consistent with inflation.

•         Our other fixed restaurant operating costs are projected to increase 1.5% to 2% per year.

•         Food and packaging costs are projected to remain flat in relation to our recent fiscal 2010 food and packaging costs as a percentage of sales.

•         Salvage value has been estimated on a restaurant by restaurant basis considering each restaurant's particular equipment package and building size.

Given the results of our impairment analysis at December 31, 2010 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Note 9.           Fair Value Measurements

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

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

Level 2:
Interest Rate Swap liability	$71,000

Note 10.         Income Taxes

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

Note 11.         Non-controlling Interests

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

Note 12.         Subsequent Events

We have entered into a purchase and sale agreement for the sale of two company-owned restaurants in Colorado Springs, Colorado that was effective February 1, 2011. The sale of one restaurant is anticipated to occur prior to February 28, 2011 and the sale of the second restaurant is anticipated to occur prior to May 31, 2011. The net proceeds from the transaction is estimated to be approximately $260,000 with an estimated gain on the sale of approximately $70,000.

Note 13.         Recent Accounting Pronouncements

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

Note 14.         Stock Transactions

On December 13, 2010 the company completed a stock sale of 1,400,000 shares of Common Stock, par value $.001, at a price of $1.50 per share to one investor (see Note 1. above for details of the stock sale).

On December 13, 2010 the company received Board of Directors approval to effect a one-for-three reverse stock split of its Common Stock no later than December 31, 2010. The reverse stock split was effected on December 31, 2010. Immediately prior to the reverse stock split the company had 8,177,989 of Common Stock outstanding and immediately following the reverse split the outstanding shares were approximately 2,725,996 (subject to additional issuance for rounding of fractional shares resulting from the reverse split).

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company's form 10-K for the fiscal year ended September 30, 2010.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I).         We compete with numerous well established competitors who have substantially greater financial resources and longer operating histories than we do.  Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(II).       We may be negatively impacted if we experience consistent same store sales declines.  Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items.  No assurances can be given that such advertising and promotions will in fact be successful.

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

Restaurant Locations

We currently operate and franchise a total of forty-eight Good Times restaurants, of which forty-four are in Colorado, with forty in the Denver greater metropolitan area, three in Colorado Springs and one in Silverthorne. Seven of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there is one in North Dakota, two in Wyoming, and four in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	25	22	3
Good Times franchised	16	14	1	1
Dual brand co-owned	2	2
Dual brand franchised	5	2			2	1
Total	48	40	4	1	2	1
	As of December 31,
	2010	2009
Company-owned restaurants	20	21
Co-developed restaurants	7	9
Franchise operated restaurants	21	21
Total restaurants	48	51

Fiscal 2010: In October 2009 a franchisee operating a Good Times restaurant in Thornton, Colorado terminated their franchise agreement and closed the restaurant.  In March 2010 we closed one company-owned dual branded restaurant in Commerce City, Colorado and in June 2010 we closed one co-developed Good Times restaurant in Denver, Co (see Note 3. above - Discontinued Operations). Additionally in June 2010 we sold one co-developed restaurant in Denver, Co to a new franchisee operator.

Fiscal 2011: In December 2010 a franchisee operating a Good Times restaurant in Grand Junction, Colorado terminated their franchise agreement and closed the restaurant. We anticipate that franchisees may close up to two low volume franchised restaurants in fiscal 2011. We have entered into a purchase and sale agreement for the sale of two company-owned restaurants in Colorado Springs, Colorado that was effective February 1, 2011. See the "Liquidity and Capital Resources" section below for further details.

The following presents certain historical financial information of our operations.  This financial information includes results for the three months ended December 31, 2010 and results for the three months ended December 31, 2009.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2010 increased $334,000 (7%) to $5,085,000 from $4,751,000 for the three months ended December 31, 2009.  Same store restaurant sales increased $523,000 (13.4%) during the three months ended December 31, 2010 for the restaurants that were open for the full three month periods ending December 31, 2010 and December 31, 2009.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales decreased $175,000 due to one co-developed store sold to a franchisee in June 2010. Restaurant sales decreased $7,000 due to two company-owned dual branded restaurants not included in same store sales. Restaurant sales increased $3,000 due to one non-traditional company-owned restaurant not included in same store sales.

Our first quarter same store restaurant sales were positively affected by better than average weather in both October and December 2010. Same store sales increased 20.3% and 14.2% in October and December 2010, respectively. The positive same store sales results for the first fiscal quarter of 2011 also reflect the continuation of the positive momentum we experienced in the last fiscal quarter of 2010 when same store sales increased 1.8%, after nine consecutive quarters of same store sales declines.

Our outlook for fiscal 2011 is more optimistic based on the last eight months' sales trends, however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction has increased in August through December 2010 compared to 2009 and we are continuing to manage our marketing communications to balance growth in customer traffic and their average expenditure.

Franchise revenues for the three months ended December 31, 2010 decreased $10,000 to $103,000 from $113,000 for the three months ended December 31, 2009 due to a decrease in franchise fees and royalties. Same store Good Times franchise restaurant sales increased 10.3% during the three months ended December 31, 2010 for the franchise restaurants that were open for the full periods ending December 31, 2010 and December 31, 2009. Dual branded franchise restaurant sales decreased .2% during the three months ended December 31, 2010, compared to the same prior year period. Operations of a Good Times licensee operating in the Pepsi Center in Denver, Colorado was closed in late fiscal 2010 contributing to the reduction in our franchise royalty income for the three months ended December 31, 2010 compared to the same prior year period.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 96.4% during the three months ended December 31, 2010 compared to 99.8% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the period ended December 31, 2009	99.8%
Increase in food and packaging costs	2.2%
Decrease in payroll and other employee benefit costs	(2.2%)
Decrease in occupancy and other operating costs	(2.5%)
Decrease in depreciation and amortization	(.9%)
Restaurant-level costs for the period ended December 31, 2010	96.4%

Food and Packaging Costs

For the three months ended December 31, 2010 our food and paper costs increased $223,000 to $1,758,000 (35.3% of restaurant sales) from $1,535,000 (33.1% of restaurant sales) compared to the same prior year period.

In fiscal 2010 our weighted food and packaging costs increased approximately 11%.  The cumulative weighted menu price increases taken during fiscal 2010 were 1.7%.  Most of the 2010 menu price increases were taken in the last four months of fiscal 2010 aggregating a 7.1% cumulative increase. The introduction of the $2.89 Craver combo meals in May 2010 negatively impacted our cost of sales by an estimated 1% of restaurant sales however the new value offer is a significant driver of customer traffic. We anticipate limited price increases in fiscal 2011 with continued cost pressure on several core commodities, however we anticipate our food and packaging costs as a percentage of sales will decrease in fiscal 2011 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2010 our payroll and other employee benefit costs increased $20,000 to $1,759,000 (35.3% of restaurant sales) from $1,739,000 (37.5% of restaurant sales) compared to the same prior year period.

The decrease in payroll and other employee benefit expenses as a percent of restaurant sales for the three month period ended December 31, 2010 is primarily the result of higher restaurant sales. Because payroll costs are semi-variable in nature they decrease as a percentage of restaurant sales when there is an increase in restaurant sales.

In July 2010 we eliminated approximately $80,000 of annual payroll costs through salary reductions and salary eliminations.

Occupancy and Other Operating Costs

For the three months ended December 31, 2010 our occupancy and other operating costs decreased $40,000 to $1,083,000 (21.7% of restaurant sales) from $1,123,000 (24.2% of restaurant sales) compared to the same prior year period.

For the three month period ended December 31, 2010 we experienced decreases in rent, utility costs, common area maintenance costs and repairs and maintenance costs compared to the same prior year period primarily due to the sale of one co-developed restaurant in June 2010. Additionally, during fiscal 2010 we successfully negotiated the reduction of base rents at four company-owned restaurants. The reductions will result in total savings of approximately $96,000 per year. We are also continuing to negotiate rent reductions on additional restaurants.

Depreciation and Amortization

For the three months ended December 31, 2010, our depreciation and amortization decreased $28,000 to $204,000 (4.1% of restaurant sales) from $232,000 (5% of restaurant sales) compared to the same prior year period.

The decrease in depreciation and amortization for the three month period ended December 31, 2010 is primarily due to the sale of one co-developed restaurant in June 2010 as well as declining depreciation expense in our aging company-owned and co-developed restaurants.

General and Administrative Costs

For the three months ended December 31, 2010, general and administrative costs decreased $26,000 to $344,000 (6.8% of total revenues) from $370,000 (7.8% of total revenues) for the same prior year period.

The decrease in general and administrative costs for the three months ended December 31, 2010 compared to the same prior year period is primarily attributable to decreases in payroll and employee benefit costs of $24,000 and a $7,000 decrease in our incentive stock option compensation expense. In July 2010 we implemented salary reductions which will result in annual savings in payroll and employee benefit costs of approximately $89,000. The decreases in payroll and employee benefit costs were partially offset by an increase in our training and recruiting costs of $8,000 attributable to our crew incentive programs.

Advertising Costs

For the three months ended December 31, 2010 advertising costs decreased $53,000 to $217,000 (4.4% of restaurant sales) from $270,000 (5.8% of restaurant sales) for the same prior year period.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales and there was a reduction in the percentage contribution for fiscal 2010 compared to the same prior year period.

Franchise Costs

For the three months ended December 31, 2010, franchise costs decreased $13,000 to $17,000 (.3% of total revenues) from $30,000 (.6% of total revenues) for the same prior year period. The decrease in franchise costs for the current three month period is primarily attributable to sponsorship costs incurred in the prior year period associated with the Good Times licensee operating in the Pepsi Center in Denver, Colorado which closed in late fiscal 2010.

Loss on Sale of Assets

For the three months ended December 31, 2010, our gain on the sale of assets increased $5,000 to $12,000 from $7,000 for the same prior year period. The current three month period ending December 31, 2010 includes a gain of $4,000 related to a land sale in December 2010.

Loss from Operations

We had a loss from operations of ($285,000) in the three months ended December 31, 2010 compared to a loss from operations of ($541,000) for the same prior year period.

The decrease in loss from operations for the three month period is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", "Franchise Costs" and "Loss on Sales of Assets" sections of Item 2 above.

Loss from Continuing Operations

The net loss from continuing operations was ($384,000) for the three months ended December 31, 2010 compared to a net loss from continuing operations of ($611,000) for the same prior year period. The change from the three month period ended December 31, 2009 to December 31, 2010 was attributable to the decrease in loss from operations for the three months ended December 31, 2010, as well as: 1) an increase in net interest expense of $32,000 compared to the same prior year period; and 2) an increase in the unrealized gain related to our interest rate swap liability of $3,000 compared to the same prior year period.  Net interest expense for the three months ended December 31, 2010 includes non-cash amortization of debt issuance costs of $28,000 related to: 1) the extension of the PFGI II loan in January, 2010; and 2) the loan agreement with W Capital and John T. MacDonald entered into in February 2010.

Loss from Discontinued Operations

The loss from discontinued operations of $71,000 for the three month period ended December 31, 2009 represents the results of operations attributable to our Commerce City, Colorado dual-branded restaurant that was closed in March 2010 and our Denver, Colorado co-developed restaurant that was closed in June 2010. The loss from discontinued operations of $4,000 for the three month period ended December 31, 2010 represents our lease liability costs in excess of our accrued liability for the two closed locations.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2010, we had $1,251,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs and capital improvements to existing restaurants in fiscal 2011 and beyond. As of December 31, 2010, we had a working capital deficit of $228,000 primarily due to 2010 property taxes of approximately $420,000 due in April 2011. We will require additional capital sources for the development of new restaurants.

We have entered into a purchase and sale agreement for the sale of two company-owned restaurants in Colorado Springs, Colorado that was effective February 1, 2011. The sale of one restaurant will occur prior to February 28, 2011 and the sale of the second restaurant will occur prior to May 31, 2011. The net proceeds from the transaction is estimated to be approximately $260,000 with an estimated gain on the sale of approximately $70,000.

Financing Activities

Wells Fargo Note Payable: In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  As previously reported, we were in default of certain financial loan covenants and had been operating under a forbearance and reservation of rights agreement with Wells Fargo.   As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement that modified the loan covenants and provided additional collateral to Wells Fargo for the remaining loan balance of $689,681. In addition we anticipate using $90,000 of the proceeds from the sale of two company-owned restaurants in Colorado Springs, Colorado to further reduce the note payable and thereby releasing certain collateral.  The loan covenants were modified to require minimum Tangible Net Worth of $2,500,000, Total Liabilities Divided by Tangible Net Worth not greater than 3.0 to 1.0 and an EBITDA Coverage Ratio not less than 0.9 to 1.0 as of the end of the first fiscal quarter of 2012, not less than 1.2 to 1.0 as of the end of the second fiscal quarter of 2012 and not less than 1.5 to 1.0 thereafter. As of December 31, 2010 we are in compliance with all loan covenants.

PFGI II LLC Promissory Note: In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 extending the maturity to July 10, 2010. Effective January 2, 2010, the Company entered into an agreement to amend its loan with PFGI II LLC.  The maturity date was extended to December 31, 2012, the interest rate was increased to 8.65% and monthly payments of principal and interest are payable beginning January 31, 2010, based upon a 25 year amortization prior to maturity. In connection with the agreement, the Company issued a three-year warrant dated January 2, 2010 to PFGI II, LLC which provides that PFGI II, LLC may at any time from January 2, 2010 until December 31, 2012 purchase up to 37,537 shares of the Company's common stock at an exercise price of $3.33 per share. The number of shares purchasable upon exercise of the warrant and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrant issued to PFGI II, LLC was determined to be $79,000 with the following assumptions; 1) risk free interest rate of 1.7%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $79,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount is being amortized over the term of thirty six months and charged to interest expense.

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on one real property funded by the line of credit. The total outstanding balance on the promissory note was $1,661,000 at December 31, 2010.  Of the $1,661,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  On December 5, 2010 the company sold a parcel of land in Aurora, Colorado and used approximately $812,000 of the net proceeds to reduce the loan balance.

Golden Bridge Loan Agreement: On April 20, 2009 as reported on Form 8-K, the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 (the "Golden Bridge Loan") to GTDT to be used for restaurant marketing and other working capital costs.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who were all members of the Company's Board of Directors at the time of the transaction and stockholders of the Company, are the sole members of Golden Bridge.  The loan was repaid in full on December 13, 2010 from the proceeds of the SII Investment Transaction (see "SII Investment Transaction" below).

In connection with the Golden Bridge Loan, the Company issued a three-year warrant dated April 20, 2009 to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 30,833 shares of the Company's common stock at an exercise price of $3.45 per share.  The number of shares purchasable upon exercise of the warrant and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrant issued to Golden Bridge was determined to be $42,000 The note discount was amortized over fourteen months and charged to interest expense.

W. Capital and John T. MacDonald Loan Agreement: On February 1, 2010, the Company entered into a loan agreement with W Capital, Inc. ("W Capital"), John T. McDonald ("McDonald") and Golden Bridge, pursuant to which the lenders made loans totaling $200,000, with up to an additional $200,000 available through April 30, 2010, to be used for restaurant marketing and other working capital uses of GTDT.  As set forth below, the loan agreement was subsequently amended as of April 1, 2010 to remove Golden Bridge as a lender and to replace it with additional loans from W Capital and McDonald.  On December 13, 2010, the outstanding principal amount of the Bridge Loans was paid in full from the proceeds of the SII Investment Transaction, and accrued interest on the Bridge Loans was converted into 26,477 shares of Common Stock.

In connection with the Bridge Loans, the Company issued warrants dated February 1, 2010 to W Capital and McDonald which provide that the lenders may at any time from February 1, 2010 until two years from the date of repayment or conversion of the Bridge Loans purchase up to an aggregate of 16,667 shares of the Company's Common Stock at an exercise price of 25% less than the average price of the Company's common stock during the 20 days prior to the exercise date, provided, however, that the exercise price shall not be below $2.25 per share nor above $3.24 per share.  Pursuant to the terms of the loan agreement, because the Bridge Loans were not repaid prior to August 1, 2010, the Company issued warrants to W Capital and McDonald for the purchase of 16,667 additional shares of the Company's Common Stock upon the same terms as the initial warrants.  The number of shares purchasable upon exercise of the warrants issued to W Capital and McDonald and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events.  The warrants will expire on December 12, 2012.

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

The fair value of the warrants issued August 1, 2010 was determined to be $36,000 with the following assumptions: 1) risk free interest rate of .70%, 2) an expected life of 2.4 years, and 3) an expected dividend yield of zero. The fair value of $36,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount was amortized over the term of five months and charged to interest expense.

SII Investment Transaction

On October 29, 2010, the Company and SII entered into the Purchase Agreement, pursuant to which the Company agreed to sell, and SII agreed to purchase, 1,400,000 Shares of Common Stock at a purchase price of $1.50 per share, or an aggregate purchase price of $2,100,000.  The Purchase Agreement was amended on December 13, 2010.  On December 13, 2010, the Company and SII completed the SII Investment Transaction through the issuance and sale of the Shares to SII.  On December 13, 2010, the Company and SII also entered into a Registration Rights Agreement, pursuant to which the Company granted SII certain registration rights with respect to resale of the Shares.  As a result of the completion of the SII Investment Transaction, SII became the beneficial owner of approximately 51.4 percent of the Company's outstanding Common Stock.

The Purchase Agreement provides that for so long as SII holds more than 50 percent of our outstanding common stock, (i) our Board of Directors shall consist of seven members, and (ii) SII will have the right to designate four members of our Board.  In addition, the Purchase Agreement provides that for a period of three years following the Closing, as long as SII continues to own at least 80 percent of its Common Stock acquired, SII will have a right of first refusal to purchase additional securities which are offered and sold by the Company for the purpose of maintaining its percentage interest in the Company.

The proceeds from the SII Investment Transaction were used to pay approximately $288,000 of expenses related to the transaction, repay $585,000 in short term loans, reduce accrued liabilities by $200,000,  reduce accounts payable by approximately $150,000 and the balance going to increase the Company's working capital.

Capital Expenditures

We do not have any plans for any significant capital expenditures for the balance of fiscal 2011, other than normal recurring capital expenditures for existing restaurants and installation of new menu boards. Additional commitments for the development of new restaurants in fiscal 2011 and beyond will depend on the Company's sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash used in operating activities was $294,000 for the three months ended December 31, 2010. The net cash used in operating activities for the three months ended December 31, 2010 was the result of a net loss of ($388,000) as well as cash and non-cash reconciling items totaling $94,000 (comprised of depreciation and amortization of $232,000, stock based compensation expense of $15,000, discontinued operations costs of $5,000 an accounts payable decrease of $264,000 and a net decrease in other operating assets and liabilities of $72,000).

Net cash used in operating activities was $349,000 for the three months ended December 31, 2009. The net cash used in operating activities for the three months ended December 31, 2009 was the result of a net loss of ($682,000) as well as cash and non-cash reconciling items totaling $333,000 (comprised of depreciation and amortization of $240,000, stock based compensation expense of $22,000, discontinued operations costs of $51,000, an accounts payable increase of $103,000 and a net increase in other operating assets and liabilities of $19,000).

Net cash provided by investing activities for the three months ended December 31, 2010 was $848,000 which reflects proceeds from the sale of property of $854,000 and payments of $6,000 for miscellaneous restaurant related capital expenditures.

Net cash used in investing activities for the three months ended December 31, 2009 was $14,000 which reflects payments of $19,000 for miscellaneous restaurant related capital expenditures and $5,000 in principal payments received on loans to franchisees.

Net cash provided by financing activities for the three months ended December 31, 2010 was $268,000, which includes net proceeds of $1,727,000 from the sale of common stock, principal payments on notes payable and long term debt of $1,437,000 and distributions to non-controlling interests of $22,000.

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

Subsequent Events

We have entered into a purchase and sale agreement for the sale of two company-owned restaurants in Colorado Springs, Colorado that was effective February 1, 2011. The sale of one restaurant is anticipated to occur prior to February 28, 2011 and the sale of the second restaurant is anticipated to occur prior to May 31, 2011. The net proceeds from the transaction is estimated to be approximately $260,000 with an estimated gain on the sale of approximately $70,000.

Impact of Inflation

In fiscal 2010 our weighted food and packaging costs increased approximately 11%.  The cumulative weighted menu price increases taken during fiscal 2010 were 1.7%.  Most of the 2010 menu price increases were taken in the last four months of fiscal 2010 aggregating a 7.1% cumulative increase. We anticipate moderate upward pressure on our commodity costs for the balance of fiscal 2011. We are planning moderate price increases in fiscal 2011, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.                (REMOVED AND RESERVED)

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

DATE: February 14, 2011
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller