Form 10-Q
period 2011-03-31
GOOD TIMES RESTAURANTS INC
filed 2011-05-16
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2011

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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [x]
As of May 16, 2011, there were 2,726,214 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 31, 2011

	INDEX	PAGE
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - March 31, 2011 and September 30, 2010	3 - 4

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2011and 2010	5

	Condensed Consolidated Statements of Cash Flow (unaudited) for the six months ended March 31, 2011and 2010	6

	Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and reserved)	22

Item 5.	Other Information.	22

Item 6.	Exhibits	22

	SIGNATURES	23

	CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	September 30,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$987,000	$429,000
Receivables, net of allowance for doubtful accounts of $0	131,000	157,000
Prepaid expenses and other	106,000	38,000
Inventories	193,000	201,000
Notes receivable	3,000	9,000
Total current assets	1,420,000	834,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	5,475,000	5,653,000
Leasehold improvements	3,501,000	3,821,000
Fixtures and equipment	7,637,000	8,229,000
	16,613,000	17,703,000

Less accumulated depreciation and amortization	(12,217,000)	(12,828,000)
	4,396,000	4,875,000

Assets held for sale	1,595,000	2,445,000

OTHER ASSETS:
Notes receivable, net of current portion	16,000	10,000
Deposits and other assets	79,000	154,000
	95,000	164,000

TOTAL ASSETS	7,506,000	8,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt, net of discounts of $26,000 and $27,000 respectively	210,000	702,000
Accounts payable	622,000	716,000
Deferred income	43,000	89,000
Liabilities related to discontinued operations	14,000	20,000
Other accrued liabilities	1,104,000	1,176,000
Total current liabilities	1,993,000	2,703,000
LONG-TERM LIABILITIES:
Debt, net of current portion and net of discounts of $20,000 and $33,000, respectively	2,042,000	3,005,000
Liabilities related to discontinued operations	89,000	123,000
Deferred liabilities	689,000	793,000
Total long-term liabilities	2,820,000	3,921,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	September 30,
	2011	2010
STOCKHOLDERS' EQUITY:
Non-controlling interest	210,000	274,000
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued and outstanding
as of March 31, 2011 and September 30, 2010	-	-

Common stock, $.001 par value; 50,000,000 shares authorized
2,726,214 and 1,299,520 shares issued and outstanding
as of March 31, 2011 and September 30, 2010, respectively	8,000	4,000

Capital contributed in excess of par value	19,946,000	18,153,000
Accumulated deficit	(17,471,000)	(16,737,000)
Total stockholders' equity	2,693,000	1,694,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,506,000	$8,318,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
NET REVENUES:
Restaurant sales, net	$4,607,000	$4,675,000	$9,589,000	$9,313,000
Franchise revenues	96,000	111,000	199,000	224,000
Total revenues	4,703,000	4,786,000	9,788,000	9,537,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,660,000	1,647,000	3,418,000	3,182,000
Payroll and other employee benefit costs	1,725,000	1,793,000	3,484,000	3,532,000
Occupancy and other operating costs	1,020,000	1,139,000	2,104,000	2,263,000
Depreciation and amortization	203,000	240,000	408,000	472,000
Total restaurant operating costs	4,608,000	4,819,000	9,414,000	9,449,000

General and administrative costs	332,000	365,000	677,000	735,000
Advertising costs	198,000	280,000	414,000	550,000
Franchise costs	19,000	35,000	37,000	65,000
Gain on sale of restaurant buildings and equipment	(86,000)	(8,000)	(98,000)	(15,000)
LOSS FROM OPERATIONS	(368,000)	(705,000)	(656,000)	(1,247,000)

OTHER INCOME AND (EXPENSES):
Unrealized income on interest rate swap	10,000	10,000	23,000	10,000
Interest expense, net	(57,000)	(171,000)	(168,000)	(240,000)
Total other income and (expenses)	(47,000)	(161,000)	(145,000)	(230,000)

LOSS FROM CONTINUING OPERATIONS	($415,000)	($ 866,000)	($801,000)	( $1,477,000)

Income (loss) from discontinued operations	27,000	(400,000)	24,000	(471,000)

NET LOSS	($388,000)	($1,266,000)	($777,000)	($1,948,000)
Income (expense) from non-controlling interest	(11,000)	62,000	(27,000)	110,000
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	($399,000)	($1,204,000)	($804,000)	($1,838,000)

Net loss per share - basic and diluted
Continuing operations	($.15)	($.67)	($.37)	($1.14)
Discontinued operations	$.01	($.31)	$.01	($.36)
Net loss applicable to common shareholders	($.15)	($.93)	($.37)	($1.41)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION: BASIC AND DILUTED	2,726,214	1,299,520	2,153,938	1,299,520

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,

2011

2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($777,000)	($1,948,000)
Income (loss) from discontinued operations	24,000	(471,000)
Net loss from continuing operations	(801,000)	(1,477,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,000	472,000
Amortization of debt issuance costs	35,000	90,000
Stock based compensation expense	30,000	44,000
Unrealized gain on interest rate swap	(23,000)	(10,000)
Accretion of deferred rent	(31,000)	1,000
Recognition of deferred gain on sale of restaurant buildings	(79,000)	(15,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	26,000	(74,000)
Inventories	8,000	19,000
Deposits and other	(107,000)	(49,000)
(Decrease) increase in:
Accounts payable	(94,000)	341,000
Accrued liabilities and deferred income	38,000	81,000
Net cash used in operating activities from continuing operations	(590,000)	(577,000)
Net cash used in operating activities from discontinued operations	(4,000)	(93,000)
Net cash used in operating activities	(594,000)	(670,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from the sale of fixed assets	946,000	-
Payments for the purchase of property and equipment	(10,000)	(24,000)
Payments received on loans to franchisees and to others	-	8,000
Net cash provided by (used in) investing activities	936,000	(16,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock sale	1,727,000	-
Principal payments on notes payable and long-term debt	(1,490,000)	(67,000)
Borrowings on notes payable and long-term debt	-	400,000
Distributions, net of contributions paid to non-controlling interests	(21,000)	71,000
Net cash provided by financing activities	216,000	404,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	558,000	(282,000)

CASH AND CASH EQUIVALENTS, beginning of period	429,000	815,000

CASH AND CASH EQUIVALENTS, end of period	$987,000	$533,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	141,000	146,000
Non-cash fair value of warrants & beneficial conversion feature	-	277,000

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011 and the results of its operations and its cash flows for the three and six month periods ended March 31, 2011. Operating results for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The condensed consolidated balance sheet as of September 30, 2010 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2010.

Note 2.           Recent Developments

We entered into a purchase and sale agreement for the sale of two company-owned restaurants in Colorado Springs, Colorado that was effective February 1, 2011. The sale of one restaurant occurred in February, 2011 and the sale of the second restaurant is anticipated to occur on or prior to May 31, 2011. The net proceeds from the sale of the first restaurant in February were $99,000 and resulted in a gain on the sale of $71,000. The net proceeds for the sale of the second restaurant are estimated to be $169,000 with an estimated gain on the sale of $62,000.

As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement with Wells Fargo Bank that modified the loan covenants and provided additional collateral to Wells Fargo for the remaining loan balance of $642,142. In addition we are using $90,000 of the proceeds from the sale of the two company-owned restaurants in Colorado Springs, Colorado to further reduce the note payable over the next ten months and thereby releasing certain collateral.

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

Proceeds of the SII transaction were also used to repay the outstanding principal amount of $185,000 due to Golden Bridge on a loan Golden Bridge made to the Company in 2009, to reduce our accounts payable and accrued liabilities, to pay the expenses related to the SII Investment Transaction, and to increase our working capital.  The SII Investment Transaction also allowed us to renegotiate the terms and covenants of our loan with Wells Fargo Bank, N.A. ("Wells Fargo") and to regain compliance with certain financial loan covenants that had been in default.  We had never been in any payment default under the loan and Wells Fargo agreed to accept additional equipment collateral in exchange for modifying the covenants of the loan without affecting our interest rate or repayment term.   As a condition to the closing of the SII Investment Transaction, we entered into a new Credit Agreement and Promissory Note with Wells Fargo effective as of December 13, 2010.  The prior loan covenant defaults had caused us to show the entire balance of the loan as a short term liability; however, as of March 31, 2011, it is primarily classified as a long term note payable under its terms.

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

Note 3.           Discontinued Operations

Discontinued operations are presented in accordance with FASB ASC 205-20, Presentation of Financial Statements. During fiscal 2010 we closed two locations: one dual-branded restaurant in Commerce City, Colorado in March 2010 and one co-developed restaurant in Denver, Colorado in June 2010. Fixed assets and associated accumulated depreciation of $406,000 related to discontinued operations are included in the property and equipment of our condensed consolidated balance sheet which are related to the Commerce City location. Current and long-term liabilities related to discontinued operations relate to the future estimated lease obligations of the Commerce City location.

Following is a summary of the costs from discontinued operations for the current and prior year periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Results of operations and lease obligations	($4,000)	($66,000)	($7,000)	($137,000)
Future lease obligations, fair value	31,000	(117,000)	31,000	(117,000)
Asset impairment charges and other costs	-	(217,000)	-	(217,000)

Income (loss) from discontinued operations	$27,000	($400,000)	$24,000	($471,000)

With respect to the Commerce City closed location, we have continuing lease obligations of $715,000 and we have subleased the location for $582,000. We have recorded an estimated discounted liability of $103,000 related to this location. We have terminated the lease on the Denver location effective February 1, 2011 and no longer remain liable for any future lease obligations. In the three month period ended March 31, 2011 we reversed the $31,000 accrued lease liability associated with the Denver location.

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

Our net loss for the six months ended March 31, 2011 and March 31, 2010 includes $30,000 and $44,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the six months ended March 31, 2011, we granted 4,000 non-statutory stock options and 53,233 incentive stock options with exercise prices of $1.56.  The per-share weighted average fair value was $1.26 for both the non-statutory stock option grants and incentive stock option grants.

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

A summary of stock option activity under our share-based compensation plan for the six months ended March 31, 2011 is presented in the following table: (The numbers of options and the exercise prices shown in this table have been adjusted to effect the one for three reverse stock split that occurred on December 31, 2010.)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	130,027	$ 9.89
Granted	57,233	$ 1.56
Exercised	-
Forfeited	(19,371)	$11.62
Expired	(1,200)	$ 4.14
Outstanding Mar 31, 2011	166,689	$ 6.87	6.5	$39,000

Exercisable Mar 31, 2011	80,819	$11.38	3.8	$ 3,000

As of March 31, 2011, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $85,000 and is expected to be recognized over a period of 2.7 years.

There were no stock options exercised during the six months ended March 31, 2011.

Note 5.           Comprehensive Income (Loss)

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions.

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate $1,100,000 term loan. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. In addition we have recognized an unrealized gain of $23,000 for the six months ended March 31, 2011 in the accompanying Condensed Consolidated Statement of Operations to adjust the liability related to the interest rate swap to fair market value.

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

Note 7.           Related Party Transactions

In fiscal 2009 the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who were all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge. The Company's and GTDT's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.   The Loan was paid in full in December 2010 following the closing of the SII Investment Transaction.  Amounts due to related parties that are included in notes payable are $0 at March 31, 2011 and $185,000 at September 30, 2010.

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

An analysis was performed on a restaurant by restaurant basis at March 31, 2011. Assumptions used in preparing expected cash flows were as follows:

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

Given the results of our impairment analysis at March 31, 2011 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011:

Level 2:

Interest Rate Swap liability:

Balance at December 31, 2010	$71,000
Balance at March 31, 2011	$61,000
Net change	$10,000

The unrealized gains for the three and six month periods ending March 31, 2011 of $10,000 and $23,000, respectively, are reported in the Condensed Consolidated Statement of Operations. There were no transfers in or out of Level 3 for the three or six month periods ending March 31, 2011.

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

Note 12.         Non-controlling Interests

Non-controlling interests, previously called minority interests, are presented as a separate item in the equity section of the consolidated balance sheet. The amount of consolidated net income or loss attributable to non-controlling interests is presented on the face of the consolidated income statement. Changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, deconsolidation of a subsidiary requires gain or loss recognition in net income based on the fair value on the deconsolidation date.

Note 13.         Subsequent Events

None.

Note 14.         Recent Accounting Pronouncements

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

Note 15.         Stock Transactions

On December 13, 2010 the company completed a stock sale of 1,400,000 shares of Common Stock, par value $.001, at a price of $1.50 per share to one investor (see Note 2. above for details of the stock sale).

On December 13, 2010 the company received Board of Directors approval to effect a one-for-three reverse stock split of its Common Stock no later than December 31, 2010. The reverse stock split was effected on December 31, 2010. Immediately prior to the reverse stock split the company had 8,177,989 of Common Stock outstanding and immediately following the reverse split the outstanding shares were approximately 2,725,996 (subsequently 218 shares have been issued for rounding of fractional shares resulting from the reverse split).

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

Restaurant Locations

We currently operate and franchise a total of forty-seven Good Times restaurants, of which forty-three are in Colorado, with forty in the Denver greater metropolitan area, two in Colorado Springs and one in Silverthorne. Six of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there is one in North Dakota, two in Wyoming, and three in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	25	23	2
Good Times franchised	16	14	1	1
Dual brand co-owned	1	1
Dual brand franchised	5	2			2	1
Total	47	40	3	1	2	1
	As of March 31,
	2011	2010
Company-owned restaurants	19	20
Co-developed restaurants	7	9
Franchise operated restaurants	21	21
Total restaurants	47	50

Fiscal 2010: In October 2009 a franchisee operating a Good Times restaurant in Thornton, Colorado terminated their franchise agreement and closed the restaurant.  In March 2010 we closed one company-owned dual branded restaurant in Commerce City, Colorado and in June 2010 we closed one co-developed Good Times restaurant in Denver, Colorado (see Note 3. above - Discontinued Operations). Additionally in June 2010 we sold one co-developed restaurant in Denver, Colorado to a new franchisee operator.

Fiscal 2011: In December 2010 a franchisee operating a Good Times restaurant in Grand Junction, Colorado terminated their franchise agreement and closed the restaurant. In February 2011 we sold one dual branded company-owned restaurant in Colorado Springs, Colorado. We anticipate that franchisees may close up to two low volume franchised restaurants in fiscal 2011. We have entered into a purchase and sale agreement for the sale of one additional company-owned restaurant in Colorado Springs, Colorado that was effective February 1, 2011 and is anticipated to occur on or prior to May 31, 2011. See the "Liquidity and Capital Resources" section below for further details.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and six months ended March 31, 2011 and results for the three and six months ended March 31, 2010.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2011 decreased $83,000 (1.7%) to $4,703,000 from $4,786,000 for the three months ended March 31, 2010.  Same store restaurant sales increased $224,000 (5.7%) during the three months ended March 31, 2011 for the restaurants that were open for the full three month periods ending March 31, 2011 and March 31, 2010.  Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales decreased $177,000 due to one co-developed store sold to a franchisee in June 2010. Restaurant sales decreased $105,000 due to two company-owned dual branded restaurants not included in same store sales, one of which was sold in February 2011. Restaurant sales also decreased $10,000 due to one non-traditional company-owned restaurant not included in same store sales.

Net revenues for the six months ended March 31, 2011 increased $251,000 (2.6%) to $9,788,000 from $9,537,000 for the six months ended March 31, 2010.  Same store restaurant sales increased $747,000 (9.6%) during the six months ended March 31, 2011 for the restaurants that were open for the full six month periods ending March 31, 2011 and March 31, 2010. Restaurant sales decreased $352,000 due to one co-developed store sold to a franchisee in June 2010. Restaurant sales decreased $112,000 due to two company-owned dual branded restaurants not included in same store sales, one of which was sold in February 2011. Restaurant sales also decreased $7,000 due to one non-traditional company-owned restaurant not included in same store sales.

Our second fiscal quarter same store restaurant sales were positively affected by better than average weather in March 2011. Same store sales increased 8.6% in March 2011. Our first fiscal quarter same store restaurant sales were positively affected by better than average weather in both October and December 2010. Same store sales increased 20.3% and 14.2% in October and December 2010, respectively.

The positive same store sales results for the first and second fiscal quarters of 2011 also reflect the continuation of the positive momentum we experienced in the last fiscal quarter of 2010 when same store sales increased 1.8%, after nine consecutive quarters of same store sales declines.

Our outlook for fiscal 2011 is more optimistic based on the last ten months' sales trends, however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction has increased in fiscal 2011 compared to fiscal 2010 and we are continuing to manage our marketing communications to balance growth in customer traffic and their average expenditure.

Franchise revenues for the three months ended March 31, 2011 decreased $15,000 to $96,000 from $111,000 for the three months ended March 31, 2010 due to a decrease in franchise royalties. Same store Good Times franchise restaurant sales increased 3.5% during the three months ended March 31, 2011 for the franchise restaurants that were open for the full periods ending March 31, 2011 and March 31, 2010. Dual branded franchise restaurant sales decreased 7.5% during the three months ended March 31, 2011, compared to the same prior year period. In late fiscal 2010 we elected to terminate the operations of a Good Times licensee operating in the Pepsi Center in Denver, Colorado which contributed to the decrease in our franchise royalty income for the three months ended March 31, 2011 compared to the same prior year period.

Franchise revenues for the six months ended March 31, 2011 decreased $25,000 to $199,000 from $224,000 for the six months ended March 31, 2010 due to a decrease in franchise fees and royalties. Same store Good Times franchise restaurant sales increased 7% during the six months ended March 31, 2011 for the franchise restaurants that were open for the full periods ending March 31, 2011 and March 31, 2010. Dual branded franchise restaurant sales decreased 3.8% during the six months ended March 31, 2011, compared to the same prior year period. Operations of the Good Times licensee operating in the Pepsi Center in Denver, Colorado that was closed in late fiscal 2010 contributed to the reduction in our franchise royalty income for the six months ended March 31, 2011 compared to the same prior year period.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 100% during the three months ended March 31, 2011 compared to 103.1% in the same prior year period and were 98.2% during the six months ended March 31, 2011 compared to 101.5% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011
Restaurant-level costs for the period ended March 31, 2010	103.1%	101.5%
Increase in food and packaging costs	.8%	1.5%
Decrease in payroll and other employee benefit costs	( .9%)	( 1.6%)
Decrease in occupancy and other operating costs	( 2.3%)	( 2.4%)
Decrease in depreciation and amortization	( .7%)	( .8%)
Restaurant-level costs for the period ended March 31, 2011	100.0%	98.2%

Food and Packaging Costs

For the three months ended March 31, 2011 our food and paper costs increased $13,000 to $1,660,000 (36% of restaurant sales) from $1,647,000 (35.2% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2011 our food and paper costs increased $236,000 to $3,418,000 (35.6% of restaurant sales) from $3,182,000 (34.2% of restaurant sales) compared to the same prior year period.

In fiscal 2010 our weighted food and packaging costs increased approximately 11%.  The total menu price increases taken during fiscal 2010 were 7.1%, all of which were taken in the last four months of the year. The introduction of the $2.89 Craver combo meals in May 2010 negatively impacted our cost of sales by an estimated 1% of restaurant sales however we believe the new value offer is a significant driver of customer traffic.

In fiscal 2011 our weighted food and packaging costs have increased approximately 4.7%. We took a 1.7% menu price increase in February 2011 and we anticipate additional limited price increases for the balance of fiscal 2011. We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy for the remainder of fiscal 2011. However we anticipate our food and packaging costs as a percentage of sales will remain at current levels in fiscal 2011 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2011 our payroll and other employee benefit costs decreased $68,000 to $1,725,000 (37.4% of restaurant sales) from $1,793,000 (38.4% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2011 our payroll and other employee benefit costs decreased $48,000 to $3,484,000 (36.3% of restaurant sales) from $3,532,000 (37.9% of restaurant sales) compared to the same prior year period.

The decrease in payroll and other employee benefit expenses as a percent of restaurant sales for the three and six month periods ended March 31, 2011 is primarily the result of higher restaurant sales. Because payroll costs are semi-variable in nature they decrease as a percentage of restaurant sales when there is an increase in restaurant sales.

Occupancy and Other Operating Costs

For the three months ended March 31, 2011 our occupancy and other operating costs decreased $119,000 to $1,020,000 (22.1% of restaurant sales) from $1,139,000 (24.4% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2011 our occupancy and other operating costs decreased $159,000 to $2,104,000 (21.9% of restaurant sales) from $2,263,000 (24.3% of restaurant sales) compared to the same prior year period.

For the three and six month periods ended March 31, 2011 we experienced decreases in rent, property taxes, utility costs, common area maintenance costs and repairs and maintenance costs compared to the same prior year period primarily due to the sale of one co-developed restaurant in June 2010. We also had a decrease in our accretion for deferred rent of $31,000 compared to the same prior year period due to a lease termination and the sale of restaurants. Additionally, during fiscal 2010 we successfully negotiated the reduction of base rents at four company-owned restaurants. The reductions will result in total savings of approximately $96,000 per year. We are also continuing to negotiate rent reductions on additional restaurants.

Depreciation and Amortization

For the three months ended March 31, 2011, our depreciation and amortization decreased $37,000 to $203,000 (4.4% of restaurant sales) from $240,000 (5.1% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2011, our depreciation and amortization decreased $64,000 to $408,000 (4.3% of restaurant sales) from $472,000 (5.1% of restaurant sales) compared to the same prior year period.

The decrease in depreciation and amortization for the three and six month periods ended March 31, 2011 is primarily due to the sale of one co-developed restaurant in June 2010 as well as declining depreciation expense in our aging company-owned and co-developed restaurants.

General and Administrative Costs

For the three months ended March 31, 2011, general and administrative costs decreased $33,000 to $332,000 (7.1% of total revenues) from $365,000 (7.6% of total revenues) for the same prior year period.

For the six months ended March 31, 2011, general and administrative costs decreased $58,000 to $677,000 (6.9% of total revenues) from $735,000 (7.7% of total revenues) for the same prior year period.

The decrease in general and administrative costs for the six month period ended March 31, 2011 compared to the same prior year period is primarily attributable to decreases in payroll and employee benefit costs of $51,000 and a $14,000 decrease in our incentive stock option compensation expense as well as decreases in other costs. In July 2010 we implemented salary reductions which resulted in annualized savings in payroll and employee benefit costs of approximately $89,000. The decreases in payroll and employee benefit costs were partially offset by an increase in our training and recruiting costs of $12,000 attributable to our crew incentive programs as well as an increase of $11,000 in our stock exchange fees and expenses related to the one for three reverse stock split.

Advertising Costs

For the three months ended March 31, 2011 advertising costs decreased $82,000 to $198,000 (4.3% of restaurant sales) from $280,000 (6% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2011 advertising costs decreased $136,000 to $414,000 (4.3% of restaurant sales) from $550,000 (5.9% of restaurant sales) for the same prior year period.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales and there was a reduction in the percentage contribution for fiscal 2011 compared to the same prior year period.

Franchise Costs

For the three months ended March 31, 2011, franchise costs decreased $16,000 to $19,000 (.4% of total revenues) from $35,000 (.7% of total revenues) for the same prior year period.

For the six months ended March 31, 2011, franchise costs decreased $28,000 to $37,000 (.4% of total revenues) from $65,000 (.7% of total revenues) for the same prior year period.

The decrease in franchise costs for the three and six month periods ended March 31, 2011 is primarily attributable to sponsorship costs incurred in the prior year periods associated with the Good Times licensee operating in the Pepsi Center in Denver, Colorado which closed in late fiscal 2010.

Gain on Sale of Assets

For the three months ended March 31, 2011, our gain on the sale of assets increased $78,000 to $86,000 from $8,000 for the same prior year period. The current three month period ending March 31, 2011 includes a gain of $71,000 related to the sale of one company-owned restaurant in February 2011.

For the six months ended March 31, 2011, our gain on the sale of assets increased $83,000 to $98,000 from $15,000 for the same prior year period. The current six month period ending March 31, 2011 includes a gain of $71,000 related to the sale of one company-owned restaurant in February 2011 and a $4,000 gain on the sale of land in December 2010.

Loss from Operations

We had a loss from operations of ($368,000) in the three months ended March 31, 2011 compared to a loss from operations of ($705,000) for the same prior year period.

We had a loss from operations of ($656,000) in the six months ended March 31, 2011 compared to a loss from operations of ($1,247,000) for the same prior year period.

The decrease in loss from operations for the three and six month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", "Franchise Costs" and "Loss on Sales of Assets" sections of Item 2 above.

Loss from Continuing Operations

The net loss from continuing operations was ($415,000) for the three months ended March 31, 2011 compared to a net loss from continuing operations of ($866,000) for the same prior year period. The change from the three month period ended March 31, 2010 to March 31, 2011 was attributable to the decrease in loss from operations for the three months ended March 31, 2011, as well as a decrease in net interest expense of $114,000 compared to the same prior year period. Net interest expense for the three months ended March 31, 2011 includes non-cash amortization of debt issuance costs of $7,000 related to the extension of the PFGI II loan in January, 2010. Net interest expense for the three months ended March 31, 2010 includes non-cash amortization of debt issuance costs of $81,000 related to: 1) the extension of the PFGI II loan in January, 2010; and 2) the loan agreement with W Capital and John T. MacDonald entered into in February 2010.

The net loss from continuing operations was ($801,000) for the six months ended March 31, 2011 compared to a net loss from continuing operations of ($1,477,000) for the same prior year period. The change from the six month period ended March 31, 2010 to March 31, 2011 was attributable to the decrease in loss from operations for the six months ended March 31, 2011, as well as: 1) a decrease in net interest expense of $72,000 compared to the same prior year period; and 2) an increase in the unrealized gain related to our interest rate swap liability of $13,000 compared to the same prior year period.  Net interest expense for the six months ended March 31, 2011 includes non-cash amortization of debt issuance costs of $35,000 related to: 1) the extension of the PFGI II loan in January, 2010; and 2) the loan agreement with W Capital and John T. MacDonald entered into in February 2010. Net interest expense for the six months ended March 31, 2010 includes non-cash amortization of debt issuance costs of $90,000 related to: 1) the extension of the PFGI II loan in January, 2010; and 2) the loan agreement with W Capital and John T. MacDonald entered into in February 2010.

Income (loss) from Discontinued Operations

The income from discontinued operations of $27,000 for the three month period ended March 31, 2011 represents our lease liability costs in excess of our accrued liability for the Commerce City location offset by a reversal of the $31,000 lease accrual associated with the Denver location. The lease on the Denver location was terminated in February 2011 and there are no remaining lease obligations. The loss from discontinued operations of ($400,000) for the prior year three month period ended March 31, 2010 represents the results of operations attributable to our Commerce City, Colorado dual-branded restaurant that was closed in March 2010 and our Denver, Colorado co-developed restaurant that was closed in June 2010, as well as an asset write-down and lease liability accrual of $334,000 related to the Commerce City location.

The income from discontinued operations of $24,000 for the six month period ended March 31, 2011 represents our lease liability costs in excess of our accrued liability for the Commerce City location offset by a reversal of the $31,000 lease accrual associated with the Denver location. The loss from discontinued operations of $471,000 for the prior year six month period ended March 31, 2010 represents the results of operations attributable to our Commerce City, Colorado dual-branded restaurant that was closed in March 2010 and our Denver, Colorado co-developed restaurant that was closed in June 2010, as well as an asset write-down and lease liability accrual of $334,000 related to the Commerce City location.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2011, we had $987,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs and capital improvements to existing restaurants in fiscal 2011 and beyond. As of March 31, 2011, we had a working capital deficit of $573,000 primarily due to 2010 property taxes of approximately $400,000 due in April 2011. We will require additional capital sources for the development of new restaurants.

We entered into a purchase and sale agreement for the sale of two company-owned restaurants in Colorado Springs, Colorado that was effective February 1, 2011. The sale of one restaurant occurred in February, 2011 and the sale of the second restaurant is anticipated to occur on or prior to May 31, 2011. The net proceeds from the sale of the first restaurant in February were $99,000 and resulted in a gain on the sale of approximately $71,000. The net proceeds for the sale of the second restaurant are estimated to be $169,000 with an estimated gain on the sale of $62,000.

Financing Activities

Wells Fargo Note Payable: In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  As previously reported, we were in default of certain financial loan covenants and had been operating under a forbearance and reservation of rights agreement with Wells Fargo.   As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement that modified the loan covenants and provided additional collateral to Wells Fargo for the remaining loan balance of $642,142. In addition we are using $90,000 of the proceeds from the sale of two company-owned restaurants in Colorado Springs, Colorado to further reduce the note payable over the next ten months and thereby releasing certain collateral.  The loan covenants were modified to require minimum Tangible Net Worth of $2,500,000, Total Liabilities Divided by Tangible Net Worth not greater than 3.0 to 1.0 and an EBITDA Coverage Ratio not less than 0.9 to 1.0 as of the end of the first fiscal quarter of 2012, not less than 1.2 to 1.0 as of the end of the second fiscal quarter of 2012 and not less than 1.5 to 1.0 thereafter. As of March 31, 2011 we are in compliance with all loan covenants.

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

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on one real property funded by the line of credit. The total outstanding balance on the promissory note was $1,656,000 at March 31, 2011.  Of the $1,656,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  On December 5, 2010 the company sold a parcel of land in Aurora, Colorado and used approximately $812,000 of the net proceeds to reduce the loan balance.

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

In connection with the Golden Bridge Loan, the Company issued a three-year warrant dated April 20, 2009 to Golden Bridge which provides that Golden Bridge may at any time from April 20, 2009 until April 20, 2012 purchase up to 30,833 shares of the Company's common stock at an exercise price of $3.45 per share.  The number of shares purchasable upon exercise of the warrant and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrant issued to Golden Bridge was determined to be $42,000. The note discount was amortized over fourteen months and charged to interest expense.

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

Cash Flows

Net cash used in operating activities was $594,000 for the six months ended March 31, 2011. The net cash used in operating activities for the six months ended March 31, 2011 was the result of a net loss of ($801,000) as well as cash and non-cash reconciling items totaling $207,000 (comprised of depreciation and amortization of $443,000, stock-based compensation expense of $30,000, a deferred gain of $79,000, an adjustment to the accretion for deferred rent of $31,000, a $107,000 increase in deposits and other assets, an accounts payable decrease of $94,000 and a net decrease in other operating assets and liabilities of $45,000).

Net cash used in operating activities was $670,000 for the six months ended March 31, 2010. The net cash used in operating activities for the six months ended March 31, 2010 was the result of a net loss of ($1,477,000) as well as cash and non-cash reconciling items totaling $920,000 (comprised of depreciation and amortization of $580,000, stock based compensation expense of $44,000, an accounts payable increase of $341,000 and a net decrease in other operating assets and liabilities of $45,000).

Net cash provided by investing activities for the six months ended March 31, 2011 was $936,000 which reflects proceeds from the sale of property of $946,000 and payments of $10,000 for miscellaneous restaurant related capital expenditures.

Net cash used in investing activities for the six months ended March 31, 2010 was $16,000 which reflects payments of $24,000 for miscellaneous restaurant related capital expenditures and $8,000 in principal payments received on loans to franchisees.

Net cash provided by financing activities for the six months ended March 31, 2011 was $216,000, which includes net proceeds of $1,727,000 from the sale of common stock, principal payments on notes payable and long term debt of $1,490,000 and distributions to non-controlling interests of $21,000.

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

Subsequent Events

None.

Impact of Inflation

In fiscal 2010 our weighted food and packaging costs increased approximately 11%.  The cumulative weighted menu price increases taken during fiscal 2010 were 1.7%.  Most of the 2010 menu price increases were taken in the last four months of fiscal 2010 aggregating a 7.1% cumulative increase. In fiscal 2011 our weighted food and packaging costs have increased approximately 4.7%. We took a 1.7% menu price increase in February 2011. We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy for the remainder of fiscal 2011.We are planning moderate price increases in fiscal 2011, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings which are incidental to its business.  These legal proceedings are not expected to have a material impact on the Company.

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

DATE: May 16, 2011
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller