Form 10-Q
period 2011-06-30
GOOD TIMES RESTAURANTS INC
filed 2011-08-12
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2011

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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [x]
As of August 12, 2011, there were 2,726,214 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended June 30, 2011

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) - June 30, 2011 and September 30, 2010	3 - 4

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2011and 2010	5

	Condensed Consolidated Statements of Cash Flow (unaudited) for the nine months ended June 30, 2011and 2010	6

	Notes to Condensed Consolidated Financial Statements	7 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	(Removed and reserved)	23

Item 5.	Other Information.	23

Item 6.	Exhibits	23

	SIGNATURES	23

	CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,	September 30,
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$969,000	$429,000
Receivables, net of allowance for doubtful accounts of $0	179,000	157,000
Prepaid expenses and other	72,000	38,000
Inventories	192,000	201,000
Notes receivable	3,000	9,000
Total current assets	1,415,000	834,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	5,475,000	5,653,000
Leasehold improvements	3,516,000	3,821,000
Fixtures and equipment	7,482,000	8,229,000
	16,473,000	17,703,000

Less accumulated depreciation and amortization	(12,275,000)	(12,828,000)
	4,198,000	4,875,000

Assets held for sale	1,595,000	2,445,000

OTHER ASSETS:
Notes receivable, net of current portion	16,000	10,000
Deposits and other assets	78,000	154,000
	94,000	164,000

TOTAL ASSETS	$7,302,000	$8,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt, net of discounts of $26,000 and $27,000 respectively	198,000	702,000
Accounts payable	644,000	716,000
Deferred income	137,000	89,000
Liabilities related to discontinued operations	14,000	20,000
Other accrued liabilities	815,000	1,176,000
Total current liabilities	1,808,000	2,703,000
LONG-TERM LIABILITIES:
Debt, net of current portion and net of discounts of $13,000 and $33,000, respectively	2,032,000	3,005,000
Liabilities related to discontinued operations	86,000	123,000
Deferred liabilities	668,000	793,000
Total long-term liabilities	2,786,000	3,921,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	September 30,
	2011	2010
STOCKHOLDERS' EQUITY:
Non-controlling interest	216,000	274,000
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued and outstanding
as of June 30, 2011 and September 30, 2010	-	-

Common stock, $.001 par value; 50,000,000 shares authorized
2,726,214 and 1,299,520 shares issued and outstanding
as of June 30, 2011 and September 30, 2010, respectively	8,000	4,000

Capital contributed in excess of par value	19,962,000	18,153,000
Accumulated deficit	(17,478,000)	(16,737,000)
Total stockholders' equity	2,708,000	1,694,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,302,000	$8,318,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET REVENUES:
Restaurant sales, net	$5,299,000	$5,438,000	$14,888,000	$14,751,000
Franchise revenues	114,000	127,000	313,000	351,000
Total revenues	5,413,000	5,565,000	15,201,000	15,102,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,928,000	1,956,000	5,345,000	5,139,000
Payroll and other employee benefit costs	1,776,000	1,905,000	5,261,000	5,438,000
Occupancy and other operating costs	1,018,000	1,001,000	3,122,000	3,263,000
Depreciation and amortization	198,000	245,000	605,000	717,000
Total restaurant operating costs	4,920,000	5,107,000	14,333,000	14,557,000

General and administrative costs	312,000	361,000	989,000	1,096,000
Advertising costs	139,000	312,000	553,000	862,000
Franchise costs	16,000	30,000	53,000	95,000
Loss (gain) on sale of restaurant buildings and equipment	(69,000)	55,000	(167,000)	40,000
INCOME (LOSS) FROM OPERATIONS	95,000	(300,000)	(560,000)	(1,548,000)

OTHER INCOME AND (EXPENSES):
Unrealized income on interest rate swap	2,000	2,000	25,000	3,000
Interest expense, net	(57,000)	(209,000)	(225,000)	(440,000)
Total other income and (expenses)	(55,000)	(207,000)	(200,000)	(437,000)

INCOME (LOSS) FROM CONTINUING OPERATIONS	40,000	(507,000)	(760,000)	(1,985,000)

Income (loss) from discontinued operations	-	(126,000)	23,000	(597,000)

NET INCOME (LOSS)	40,000	(633,000)	(737,000)	(2,582,000)
Income (expense) from non-controlling interest	(47,000)	68,000	(74,000)	179,000
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	($7,000)	($565,000)	($811,000)	($2,403,000)

Net INCOME (loss) per share - basic and diluted
Continuing operations	$.01	($.39)	($.32)	($1.53)
Discontinued operations	$.00	($.10)	$.01	($.46)
Net loss applicable to common shareholders	$.00	($.43)	($.35)	($1.85)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION: BASIC AND DILUTED	2,726,214	1,299,520	2,344,697	1,299,520

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,

2011

2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($737,000)	($2,582,000)
Income (loss) from discontinued operations	23,000	(597,000)
Net loss from continuing operations	(760,000)	(1,985,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605,000	717,000
Amortization of debt issuance costs	41,000	204,000
Stock based compensation expense	46,000	66,000
Unrealized gain on interest rate swap	(25,000)	(3,000)
Accretion of deferred rent	(46,000)	(125,000)
Recognition of deferred gain on sale of restaurant buildings	(79,000)	(22,000)
Loss on sales of assets	-	62,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(22,000)	(62,000)
Inventories	9,000	-
Deposits and other	(78,000)	(80,000)
(Decrease) increase in:
Accounts payable	(72,000)	346,000
Accrued liabilities and deferred income	(164,000)	318,000
Net cash used in operating activities from continuing operations	(545,000)	(564,000)
Net cash used in operating activities from discontinued operations	(5,000)	(144,000)
Net cash used in operating activities	(550,000)	(708,000)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from the sale of fixed assets	1,053,000	100,000
Payments for the purchase of property and equipment	(77,000)	(54,000)
Payments received on loans to franchisees and to others	-	15,000
Net cash provided by investing activities	976,000	61,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock sale	1,727,000	-
Principal payments on notes payable and long-term debt	(1,551,000)	(105,000)
Borrowings on notes payable and long-term debt	-	400,000
Distributions, net of contributions paid to non-controlling interests	(62,000)	59,000
Net cash provided by financing activities	114,000	354,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	540,000	(293,000)

CASH AND CASH EQUIVALENTS, beginning of period	429,000	815,000

CASH AND CASH EQUIVALENTS, end of period	$969,000	$522,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$189,000	$219,000
Purchase of equipment with debt	$33,000	-
Non-cash fair value of warrants & beneficial conversion feature	-	$277,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011 and the results of its operations and its cash flows for the three and nine month periods ended June 30, 2011. Operating results for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. The condensed consolidated balance sheet as of September 30, 2010 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2010.

Note 2.           Recent Developments

We entered into a purchase and sale agreement for the sale of two company-owned restaurants in Colorado Springs, Colorado that was effective February 1, 2011. The sale of one restaurant occurred in February, 2011 and the sale of the second restaurant occurred on May 31, 2011. The net proceeds from the sale of the first restaurant in February were $99,000 and resulted in a gain on the sale of $71,000. The net proceeds for the sale of the second restaurant were $169,000 with a gain on the sale of $63,000.

As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement with Wells Fargo Bank that modified the loan covenants and provided additional collateral to Wells Fargo for the remaining loan balance of $586,230. In addition we will be using $52,500 of the proceeds from the sale of the two company-owned restaurants in Colorado Springs, Colorado to further reduce the note payable over the next seven months and thereby reducing certain collateral under the modified Credit and Loan Agreement.

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

Proceeds of the SII transaction were also used to repay the outstanding principal amount of $185,000 due to Golden Bridge on a loan Golden Bridge made to the Company in 2009, to reduce our accounts payable and accrued liabilities, to pay the expenses related to the SII Investment Transaction, and to increase our working capital.  The SII Investment Transaction also allowed us to renegotiate the terms and covenants of our loan with Wells Fargo Bank, N.A. ("Wells Fargo") and to regain compliance with certain financial loan covenants that had been in default.  We had never been in any payment default under the loan and Wells Fargo agreed to accept additional equipment collateral in exchange for modifying the covenants of the loan without affecting our interest rate or repayment term.   As a condition to the closing of the SII Investment Transaction, we entered into a new Credit Agreement and Promissory Note with Wells Fargo effective as of December 13, 2010.  The prior loan covenant defaults had caused us to show the entire balance of the loan as a short term liability; however, as of June 30, 2011, it is primarily classified as a long term note payable under its terms.

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

Note 3.           Discontinued Operations

Discontinued operations are presented in accordance with FASB ASC 205-20, Presentation of Financial Statements. During fiscal 2010 we closed two locations: one dual-branded restaurant in Commerce City, Colorado in March 2010 and one co-developed restaurant in Denver, Colorado in June 2010. Fixed assets and associated accumulated depreciation of $406,000 related to the Commerce City location are included in the property and equipment of our condensed consolidated balance sheet. Current and long-term liabilities related to discontinued operations relate to the future estimated lease obligations of the Commerce City location.

Following is a summary of the costs from discontinued operations for the current and prior year periods:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Results of operations and lease obligations	$1,000	($31,000)	($5,000)	($166,000)
Future lease obligations, fair value	(1,000)	(49,000)	28,000	(168,000)
Asset impairment charges and other costs	-	(46,000)	-	(263,000)

Income (loss) from discontinued operations	$ -	($126,000)	$23,000	($597,000)

With respect to the Commerce City closed location, we have continuing aggregate lease obligations of $663,000 and we have subleased the location for $528,000 in aggregate sublease income. We have recorded an estimated discounted liability of $100,000 related to this location. We terminated the lease on the Denver location effective February 1, 2011 and no longer remain liable for any future lease obligations. In the three month period ended March 31, 2011 we reversed the $31,000 accrued lease liability associated with the Denver location.

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

Our net loss for the nine months ended June 30, 2011 and June 30, 2010 includes $46,000 and $66,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the nine months ended June 30, 2011, we granted 4,000 non-statutory stock options and 53,233 incentive stock options with exercise prices of $1.56.  The per-share weighted average fair value was $1.26 for both the non-statutory stock option grants and incentive stock option grants.

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

A summary of stock option activity under our share-based compensation plan for the nine months ended June 30, 2011 is presented in the following table: (The numbers of options and the exercise prices shown in this table have been adjusted to effect the one for three reverse stock split that occurred on December 31, 2010.)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	130,027	$ 9.89
Granted	57,233	$ 1.56
Exercised	-
Forfeited	(19,371)	$11.62
Expired	(1,200)	$ 4.14
Outstanding Jun 30, 2011	166,689	$ 6.87	6.2	$5,000

Exercisable Jun 30, 2011	80,819	$11.38	3.5	$ 0

As of June 30, 2011, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $70,000 and is expected to be recognized over a period of 2.5 years.

There were no stock options exercised during the nine months ended June 30, 2011.

Note 5.           Comprehensive Income (Loss)

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions.

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate $1,100,000 term loan. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. In addition we have recognized an unrealized gain of $25,000 for the nine months ended June 30, 2011 in the accompanying Condensed Consolidated Statement of Operations to adjust the liability related to the interest rate swap to fair market value.

Note 6.           Contingent Liabilities

We remain contingently liable on various leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently we have not been notified nor are we aware of any leases in default by the franchisees, however there can be no assurance that there will not be in the future which could have a material effect on our future operating results.

Note 7.           Related Party Transactions

In fiscal 2009 the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who were all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge. The Company's and GTDT's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.   The Loan was paid in full in December 2010 following the closing of the SII Investment Transaction.  Amounts due to related parties that are included in notes payable are $0 at June 30, 2011 and $185,000 at September 30, 2010.

Note 8.           Assets Held for Sale

We have classified $1,595,000 as assets held for sale in the accompanying condensed consolidated balance sheet. These costs are related to a site in Firestone, Colorado which has been fully developed. The proceeds of a sale leaseback transaction, if consummated, are required to be used for the reduction of the line of credit payable to PFGI II, LLC. The effect on our operating cash flow is not material as the interest expense on the line of credit is approximately equal to the proposed rental rate on a sale leaseback transaction. We will reevaluate whether to keep the asset classified as held for sale in the coming quarter. Our evaluation will include current economic conditions and the current state of the sale leaseback market. There could be the potential for additional depreciation expense of approximately $90,000 in the fourth quarter of this fiscal year if we reclassify the asset as held and used.

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

An analysis was performed on a restaurant by restaurant basis at June 30, 2011. Assumptions used in preparing expected cash flows were as follows:

•         Sales projections are as follows: Fiscal 2011 sales are projected to increase 3% to 5% over fiscal 2010, for fiscal years 2012 to 2024 we have used annual increases of 2% to 3%. We believe the 2% to 3% increase in the years beyond 2011 is a reasonable expectation of growth and that it would be unreasonable to expect no growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6% annually.

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

Given the results of our impairment analysis at June 30, 2011 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011:

Level 2:

Interest Rate Swap liability:

Balance at March 31, 2011	$61,000
Balance at June 30, 2011	$59,000
Net change	$ 2,000

The unrealized gains for the three and nine month periods ending June 30, 2011 of $2,000 and $25,000, respectively, are reported in the Condensed Consolidated Statement of Operations. There were no transfers in or out of Level 3 for the three or nine month periods ending June 30, 2011.

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

The Company is currently not undergoing any examinations by any taxing jurisdictions, with the tax years for the Fiscal Years Ending September 30, 2006 through 2010 remaining open to examination.

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

Note 13.         Subsequent Events

None.

Note 14.         Recent Accounting Pronouncements

In January 2010, the FASB issued an update regarding guidance over the disclosure requirements of fair value measurements. This update adds new requirements for disclosure about transfers into and out of Levels One and Two and also adds additional disclosure requirements about purchases, sales, issuances, and settlements relating to Level Three measurements.  The guidance was effective for reporting periods beginning after December 15, 2009 for the disclosure requirements around Levels One and Two measurements, and was effective for reporting periods beginning after December 15, 2010 for the disclosure requirements around Level Three.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income to increase the prominence of other comprehensive income in financial statements. ASU No. 2011-05 gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been placed near the statement of shareholder's equity. An OCI statement can be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. The guidance will be effective for fiscal quarters and years that start December 15, 2011, or later.

Note 15.         Stock Transactions

On December 13, 2010 the company completed a stock sale of 1,400,000 shares of Common Stock, par value $.001, at a price of $1.50 per share to one investor (see Note 2. above for details of the stock sale).

On December 13, 2010 the company received Board of Directors and Shareholder approval to effect a one-for-three reverse stock split of its Common Stock no later than December 31, 2010. The reverse stock split was effected on December 31, 2010. Immediately prior to the reverse stock split the company had 8,177,989 of Common Stock outstanding and immediately following the reverse split the outstanding shares were approximately 2,725,996 (subsequently 218 shares have been issued for rounding of fractional shares resulting from the reverse split).

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

Restaurant Locations

We currently operate and franchise a total of forty-six Good Times restaurants, of which forty-two are in Colorado, with forty in the Denver greater metropolitan area, one in Colorado Springs and one in Silverthorne. Six of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there is one in North Dakota, two in Wyoming, and three in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Idaho	Wyoming	North Dakota
Good Times co-owned & co-developed	24	23	1
Good Times franchised	16	14	1	1
Dual brand co-owned	1	1
Dual brand franchised	5	2			2	1
Total	46	40	2	1	2	1
	As of June 30,
	2011	2010
Company-owned restaurants	18	20
Co-developed restaurants	7	7
Franchise operated restaurants	21	22
Total restaurants	46	49

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

Fiscal 2011: In December 2010 a franchisee operating a Good Times restaurant in Grand Junction, Colorado terminated their franchise agreement and closed the restaurant. In February 2011 we sold one dual branded company-owned restaurant in Colorado Springs, Colorado, and in May 2011 we sold one company-owned Good Times restaurant in Colorado Springs, Colorado. We anticipate that franchisees may close up to two low volume franchised restaurants in fiscal 2011.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and nine month periods ending June 30, 2011 and results for the three and nine month periods ending June 30, 2010.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2011 decreased $152,000 (2.7%) to $5,413,000 from $5,565,000 for the three months ended June 30, 2010.  Same store restaurant sales increased $276,000 (6.1%) during the three months ended June 30, 2011 for the restaurants that were open for the full three month periods ending June 30, 2011 and June 30, 2010. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales decreased $132,000 due to one co-developed store sold to a franchisee in June 2010. Restaurant sales decreased $192,000 due to one company-owned dual branded restaurants not included in same store sales, one of which was sold in February 2011. Restaurant sales also decreased $18,000 due to one non-traditional company-owned restaurant not included in same store sales and decreased $73,000 due to one company-owned restaurant sold in May 2011.

Net revenues for the nine months ended June 30, 2011 increased $99,000 (.7%) to $15,201,000 from $15,102,000 for the nine months ended June 30, 2010.  Same store restaurant sales increased $1,015,000 (8.4%) during the nine months ended June 30, 2011 for the restaurants that were open for the full nine month periods ending June 30, 2011 and June 30, 2010. Restaurant sales decreased $484,000 due to one co-developed store sold to a franchisee in June 2010.

Restaurant sales decreased $304,000 due to two company-owned dual branded restaurants not included in same store sales, one of which was sold in February 2011. Restaurant sales also decreased $25,000 due to one non-traditional company-owned restaurant not included in same store sales and decreased $65,000 due to one company-owned restaurant sold in May 2011.

Our second fiscal quarter same store restaurant sales were positively affected by better than average weather in March 2011, when same store sales increased 8.6%. Our first fiscal quarter same store restaurant sales were positively affected by better than average weather in both October and December 2010, when same store sales increased 20.3% and 14.2% , respectively.

The positive same store sales results for the first three fiscal quarters of 2011 also reflect the continuation of the positive momentum we experienced in the last fiscal quarter of 2010 when same store sales increased 1.8%, after nine consecutive quarters of same store sales declines.

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

Franchise revenues for the three months ended June 30, 2011 decreased $13,000 to $114,000 from $127,000 for the three months ended June 30, 2010 due to a decrease in franchise fees and royalties. Same store Good Times franchise restaurant sales increased 4.5% during the three months ended June 30, 2011 for the franchise restaurants that were open for the full periods ending June 30, 2011 and June 30, 2010. Dual branded franchise restaurant sales decreased 1.7% during the three months ended June 30, 2011, compared to the same prior year period. In late fiscal 2010 we elected to terminate the operations of a Good Times licensee operating in the Pepsi Center in Denver, Colorado which contributed to the decrease in our franchise royalty income for the three months ended June 30, 2011 compared to the same prior year period.

Franchise revenues for the nine months ended June 30, 2011 decreased $38,000 to $313,000 from $351,000 for the nine months ended June 30, 2010 due to a decrease in franchise fees and royalties. Same store Good Times franchise restaurant sales increased 6.1% during the nine months ended June 30, 2011 for the franchise restaurants that were open for the full periods ending June 30, 2011 and June 30, 2010. Dual branded franchise restaurant sales decreased 3% during the nine months ended June 30, 2011, compared to the same prior year period. Operations of the Good Times licensee operating in the Pepsi Center in Denver, Colorado that was closed in late fiscal 2010 contributed to the reduction in our franchise royalty income for the nine months ended June 30, 2011 compared to the same prior year period.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 92.8% during the three months ended June 30, 2011 compared to 93.9% in the same prior year period and were 96.3% during the nine months ended June 30, 2011 compared to 98.7% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011
Restaurant-level costs for the period ended June 30, 2010	93.9%	98.7%
Increase in food and packaging costs	.4%	1.1%
Decrease in payroll and other employee benefit costs	( 1.5%)	( 1.5%)
Increase (decrease) in occupancy and other operating costs	.8%	( 1.2%)
Decrease in depreciation and amortization	( .8%)	( .8%)
Restaurant-level costs for the period ended June 30, 2011	92.8%	96.3%

Food and Packaging Costs

For the three months ended June 30, 2011 our food and paper costs decreased $28,000 to $1,928,000 (36.4% of restaurant sales) from $1,956,000 (36% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2011 our food and paper costs increased $206,000 to $5,345,000 (35.9% of restaurant sales) from $5,139,000 (34.8% of restaurant sales) compared to the same prior year period.

In fiscal 2010 our weighted food and packaging costs increased approximately 11%.  The total menu price increases taken during fiscal 2010 were 7.1%, all of which were taken in the last four months of the year. The introduction of the $2.89 Craver combo meals in May 2010 negatively impacted our cost of sales by an estimated 1% of restaurant sales however we believe the new value offer has been a significant driver of customer traffic.

In fiscal 2011 our weighted food and packaging costs have increased approximately 5.2%. We implemented a 1.2% menu price increase in February 2011, a 2% menu price increase in late May 2011 and we anticipate additional limited price increases for the balance of fiscal 2011. We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy for the remainder of fiscal 2011. However we anticipate our food and packaging costs as a percentage of sales will remain at current levels for the remainder of fiscal 2011 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs

For the three months ended June 30, 2011 our payroll and other employee benefit costs decreased $129,000 to $1,776,000 (33.5% of restaurant sales) from $1,905,000 (35% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2011 our payroll and other employee benefit costs decreased $177,000 to $5,261,000 (35.3% of restaurant sales) from $5,438,000 (36.9% of restaurant sales) compared to the same prior year period.

The decrease in payroll and other employee benefit expenses as a percent of restaurant sales for the three and nine month periods ended June 30, 2011 is primarily the result of higher restaurant sales. Because payroll costs are semi-variable in nature they decrease as a percentage of restaurant sales when there is an increase in restaurant sales. Additionally payroll and other employee benefits decreased $88,000 and $123,000 in the three and nine months ending June 30, 2011, respectively, due to two company-owned restaurants sold in February and May 2011.

Occupancy and Other Operating Costs

For the three months ended June 30, 2011 our occupancy and other operating costs increased $17,000 to $1,018,000 (19.2% of restaurant sales) from $1,001,000 (18.4% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2011 our occupancy and other operating costs decreased $141,000 to $3,122,000 (21% of restaurant sales) from $3,263,000 (22.1% of restaurant sales) compared to the same prior year period.

For the three and nine month periods ended June 30, 2011 we experienced decreases in rent, property taxes, utility costs, common area maintenance costs and repairs and maintenance costs compared to the same prior year period primarily due to the sale of one co-developed restaurant in June 2010 and the sale of two company-owned restaurants in February and May of 2011. We had increases in our accretion for deferred rent of $111,000 and $80,000 in the three and nine month periods ended June 30, 2011, respectively, compared to the same prior year period due to a lease termination and the sale of a restaurant in the prior year period. Additionally, during fiscal 2010 we successfully negotiated the reduction of base rents at four company-owned restaurants, resulting in total savings of approximately $96,000 per year. We are also continuing to negotiate rent reductions on additional restaurants.

Depreciation and Amortization

For the three months ended June 30, 2011, our depreciation and amortization decreased $47,000 to $198,000 (3.7% of restaurant sales) from $245,000 (4.5% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2011, our depreciation and amortization decreased $112,000 to $605,000 (4.1% of restaurant sales) from $717,000 (4.9% of restaurant sales) compared to the same prior year period.

The decrease in depreciation and amortization for the three and nine month periods ended June 30, 2011 is primarily due to the sale of three restaurants in 2010 and 2011 as well as declining depreciation expense in our aging company-owned and co-developed restaurants.

We have classified $1,595,000 as assets held for sale in the accompanying condensed consolidated balance sheet. These costs are related to a site in Firestone, Colorado which has been fully developed. We will reevaluate whether to keep the asset classified as held for sale in the coming quarter. Our evaluation will include current economic conditions and the current state of the sale leaseback market. There could be the potential for additional depreciation expense of approximately $90,000 in the fourth quarter of this fiscal year if we reclassify the asset as held and used.

General and Administrative Costs

For the three months ended June 30, 2011, general and administrative costs decreased $49,000 to $312,000 (5.8% of total revenues) from $361,000 (6.5% of total revenues) for the same prior year period.

For the nine months ended June 30, 2011, general and administrative costs decreased $107,000 to $989,000 (6.5% of total revenues) from $1,096,000 (7.3% of total revenues) for the same prior year period.

The decrease in general and administrative costs for the nine month period ended June 30, 2011 compared to the same prior year period is primarily attributable to decreases in payroll and employee benefit costs of $78,000 and a $20,000 decrease in our incentive stock option compensation expense as well as decreases in other administrative costs. In July 2010 we implemented salary reductions which resulted in annualized savings in payroll and employee benefit costs of approximately $89,000. The decreases in payroll and employee benefit costs were partially offset by an increase in our training and recruiting costs of $15,000 attributable to our crew incentive programs as well as an increase of $12,000 in our stock exchange fees and expenses related to the one for three reverse stock split which occurred in December 2010.

Advertising Costs

For the three months ended June 30, 2011 advertising costs decreased $173,000 to $139,000 (2.6% of restaurant sales) from $312,000 (5.7% of restaurant sales) for the same prior year period.

For the nine months ended June 30, 2011 advertising costs decreased $309,000 to $553,000 (3.7% of restaurant sales) from $862,000 (5.8% of restaurant sales) for the same prior year period.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales and there was a reduction in the percentage contribution for fiscal 2011 compared to the same prior year period. In the three months ended June 30, 2011 there was a refund of $91,000 of excess year-to-date contributions paid to the advertising cooperative. We anticipate those contributions will be fully allocated to the capitalized assets cost for new menu boards in all company-owned and co-developed restaurants by the end of the fiscal year.

Franchise Costs

For the three months ended June 30, 2011, franchise costs decreased $14,000 to $16,000 (.3% of total revenues) from $30,000 (.5% of total revenues) for the same prior year period.

For the nine months ended June 30, 2011, franchise costs decreased $42,000 to $53,000 (.3% of total revenues) from $95,000 (.6% of total revenues) for the same prior year period.

The decrease in franchise costs for the three and nine month periods ended June 30, 2011 is primarily attributable to sponsorship costs incurred in the prior year periods associated with the Good Times licensee operating in the Pepsi Center in Denver, Colorado which closed in late fiscal 2010.

Gain on Sale of Assets

For the three months ended June 30, 2011, our gain on the sale of assets increased $124,000 to a $69,000 gain compared to a $55,000 loss for the same prior year period. The current three month period ending June 30, 2011 includes a gain of $63,000 related to the sale of one company-owned restaurant in May 2011. The prior three month period ending June 30, 2010 included a $65,000 loss related to the sale of a co-developed restaurant in June 2010.

For the nine months ended June 30, 2011, our gain on the sale of assets increased $207,000 to a $167,000 gain compared to a $40,000 loss for the same prior year period. The current nine month period ending June 30, 2011 includes a gain of $134,000 related to the sale of two company-owned restaurants in February and May 2011 and a $4,000 gain on the sale of land in December 2010.

Loss from Operations

We had income from operations of $95,000 in the three months ended June 30, 2011 compared to a loss from operations of ($300,000) for the same prior year period.

We had a loss from operations of ($560,000) in the nine months ended June 30, 2011 compared to a loss from operations of ($1,548,000) for the same prior year period.

The decrease in loss from operations for the three and nine month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", "Franchise Costs" and "Loss on Sales of Assets" sections of Item 2 above.

Loss from Continuing Operations

The net income from continuing operations was $40,000 for the three months ended June 30, 2011 compared to a net loss from continuing operations of ($507,000) for the same prior year period. The change from the three month period ended June 30, 2010 to June 30, 2011 was attributable to the decrease in loss from operations for the three months ended June 30, 2011, as well as a decrease in net interest expense of $152,000 compared to the same prior year period. Net interest expense for the three months ended June 30, 2011 includes non-cash amortization of debt issuance costs of $7,000 related to the extension of the PFGI II loan in January, 2010. Net interest expense for the three months ended June 30, 2010 includes non-cash amortization of debt issuance costs of $114,000 related to: 1) the extension of the PFGI II loan in January, 2010; 2) the loan agreement with W Capital and John T. MacDonald entered into in February 2010; and 3) the loan agreement with Golden Bridge LLC entered into in April, 2009.

The net loss from continuing operations was ($760,000) for the nine months ended June 30, 2011 compared to a net loss from continuing operations of ($1,985,000) for the same prior year period. The change from the nine month period ended June 30, 2010 to June 30, 2011 was attributable to the decrease in loss from operations for the nine months ended June 30, 2011, as well as: 1) a decrease in net interest expense of $215,000 compared to the same prior year period; and 2) an increase in the unrealized gain related to our interest rate swap liability of $22,000 compared to the same prior year period.  Net interest expense for the nine months ended June 30, 2011 includes non-cash amortization of debt issuance costs of $41,000 related to: 1) the extension of the PFGI II loan in January, 2010; and 2) the loan agreement with W Capital and John T. MacDonald entered into in February 2010. Net interest expense for the nine months ended June 30, 2010 includes non-cash amortization of debt issuance costs of $204,000 related to: 1) the extension of the PFGI II loan in January, 2010; 2) the loan agreement with W Capital and John T. MacDonald entered into in February 2010; and 3) the loan agreement with Golden Bridge LLC entered into in April, 2009.

Income (loss) from Discontinued Operations

The loss from discontinued operations of ($126,000) for the prior year three month period ended June 30, 2010 represents the results of operations attributable to our Commerce City, Colorado dual-branded restaurant that was closed in March 2010 and our Denver, Colorado co-developed restaurant that was closed in June 2010 as well as asset impairment charges and future lease obligations.

The income from discontinued operations of $23,000 for the nine month period ended June 30, 2011 represents our lease liability costs in excess of our accrued liability for the Commerce City location offset by a reversal of the $31,000 lease accrual associated with the Denver location. The lease on the Denver location was terminated in February 2011 and there are no remaining lease obligations. The loss from discontinued operations of $597,000 for the prior year nine month period ended June 30, 2010 represents the results of operations attributable to our Commerce City, Colorado dual-branded restaurant that was closed in March 2010 and our Denver, Colorado co-developed restaurant that was closed in June 2010, as well as asset write-downs and lease liability accruals related to both closed locations.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2011, we had $969,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs and capital improvements to existing restaurants in fiscal 2011 and beyond. As of June 30, 2011, we had a working capital deficit of $393,000. We will require additional capital sources for the development of new restaurants.

We entered into a purchase and sale agreement for the sale of two company-owned restaurants in Colorado Springs, Colorado that was effective February 1, 2011. The sale of one restaurant occurred in February, 2011 and the sale of the second restaurant occurred on May 31, 2011. The net proceeds from the sale of the first restaurant in February were $99,000 and resulted in a gain on the sale of $71,000. The net proceeds for the sale of the second restaurant were $169,000 with a gain on the sale of $63,000.

Financing Activities

Wells Fargo Note Payable: In May 2007 we borrowed $1,100,000 from Wells Fargo Bank under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  As previously reported, we were in default of certain financial loan covenants and had been operating under a forbearance and reservation of rights agreement with Wells Fargo.   As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement that modified the loan covenants and provided additional collateral to Wells Fargo for the remaining loan balance of $586,230. In addition we will be using $52,500 of the proceeds from the sale of two company-owned restaurants in Colorado Springs, Colorado to further reduce the note payable over the next seven months and thereby reducing certain collateral under the modified Credit and Loan Agreement. The loan covenants were modified to require minimum Tangible Net Worth of $2,500,000, Total Liabilities Divided by Tangible Net Worth not greater than 3.0 to 1.0 and a trailing twelve month Debt Coverage Ratio of  not less than 0.9 as of the end of the first fiscal quarter of 2012, not less than 1.2 as of the end of the second fiscal quarter of 2012 and not less than 1.5 thereafter. As of June 30, 2011 we are in compliance with all loan covenants.

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

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on one real property funded by the line of credit. The total outstanding balance on the promissory note was $1,650,000 at June 30, 2011.  Of the $1,650,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. The fully developed restaurant is currently being marketed in the sale-leaseback market.  On December 5, 2010 the company sold a parcel of land in Aurora, Colorado and used approximately $812,000 of the net proceeds to reduce the loan balance.

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

Cash Flows

Net cash used in operating activities was $550,000 for the nine months ended June 30, 2011. The net cash used in operating activities for the nine months ended June 30, 2011 was the result of a net loss of ($737,000) as well as cash and non-cash reconciling items totaling $187,000 (comprised of depreciation and amortization of $646,000, stock-based compensation expense of $46,000, a deferred gain of $79,000, an adjustment to the accretion for deferred rent of $46,000, a $91,000 increase in deposits and other assets, an accounts payable decrease of $72,000, a decrease in other accrued liabilities of $164,000 and a net decrease in other operating assets and liabilities of $53,000).

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

Net cash provided by investing activities for the nine months ended June 30, 2011 was $976,000 which reflects proceeds from the sale of property of $1,053,000 and payments of $29,000 for miscellaneous restaurant related capital expenditures and payments of $48,000 for menu boards.

Net cash provided by investing activities for the nine months ended June 30, 2010 was $61,000 which reflects proceeds from the sale of restaurants of $100,000, payments of $54,000 for miscellaneous restaurant related capital expenditures and $15,000 in principal payments received on loans to franchisees.

Net cash provided by financing activities for the nine months ended June 30, 2011 was $114,000, which includes net proceeds of $1,727,000 from the sale of common stock, principal payments on notes payable and long term debt of $1,551,000 and distributions to non-controlling interests of $62,000.

Net cash provided by financing activities for the nine months ended June 30, 2010 was $354,000, which includes principal payments on notes payable and long term debt of $105,000, borrowings on notes payable of $400,000 and receivables from non-controlling interests of $59,000.

Contingencies

We remain contingently liable on various leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently we have not been notified nor are we aware of any leases in default under which we are contingently liable, however there can be no assurance that there will not be in the future, which could have a material effect on our future operating results.

Subsequent Events

None.

Impact of Inflation

In fiscal 2010 our weighted food and packaging costs increased approximately 11%.  The total menu price increases taken during fiscal 2010 were 7.1%, all of which were taken in the last four months of the year. In fiscal 2011 our weighted food and packaging costs have increased approximately 5.2%. We took a 1.2% menu price increase in February 2011, a 2% menu price increase in late May 2011 and we anticipate additional limited price increases for the balance of fiscal 2011. We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy for the remainder of fiscal 2011.We are planning moderate price increases in fiscal 2011, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DATE: August 12, 2011
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller