Form 10-K
period 2011-09-30
GOOD TIMES RESTAURANTS INC
filed 2011-12-29
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2011

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

As of December 15, 2011, the aggregate market value of the 896,698 shares of common stock held by non affiliates of the issuer, based on the closing sales price of the common stock on December 15, 2011 of $1.39 per share as reported on the Nasdaq Capital Market, was $1,246,410.

As of December 15, 2011, the issuer had 2,726,214 shares of common stock outstanding.

TABLE OF CONTENTS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
		PAGE
	PART I
Item 1	Business	3 - 11
Item 1A	Risk Factors	12 - 15
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	15
Item 3	Legal Proceedings	16
Item 4	Removed and Reserved	16

	PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16 - 17
Item 6	Selected Financial Data	18
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 27
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8	Financial Statements and Supplementary Data	F1 - F19
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item 9A	Controls and Procedures	28
Item 9B	Other Information	28

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	29 - 33
Item 11	Executive Compensation	34 - 36
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13	Certain Relationships, Related Transactions, and Director Independence	38 - 39
Item 14	Principal Accountant Fees and Services	39

	PART IV

Item 15	Exhibits, Financial Statement Schedules	40 - 42

	Signatures	43

23.1	Consent of HEIN & ASSOCIATES LLP
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
31.2	Certification of Controller pursuant to 18 U.S.C. Section 1350
32.1	Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350

PART I

ITEM 1.                BUSINESS

Overview: Good Times Restaurants Inc., a Nevada corporation (the "Company"), was organized in 1987.  The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc. ("GTDT"), which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our restaurants are located in the front-range communities of Colorado but we also have franchised restaurants in North Dakota and Wyoming.  The terms "Good Times", "we", "us" and "our" where used herein refer to the operations of GTDT and of the Company.

Recent Developments:  We experienced fairly dramatic same store sales declines immediately after the beginning of the recession in the spring of 2008 that continued through late spring of 2010 after several consecutive years of same store sales increases.  Beginning in June 2010 our same store sales trends began to flatten out and have increased for sixteen consecutive months through November 2011, including an increase of 6.2% in fiscal 2011.  We have experienced increases in both customer traffic and our average transaction amount as a result of the implementation of more price choice for our guests across our menu and ongoing new product initiatives discussed below in "Concept and Business Strategy."

Our Income from Operations improved by $1,247,000 in fiscal 2011 compared to fiscal 2010.  In addition, we estimate that commodity cost increases negatively impacted our Income from Operations by approximately $400,000 over and above our menu price increases. We are focusing on sustaining our same store sales momentum through improving our core value proposition for our customers and continuing to evolve the brand away from mainstream hamburger quick service restaurants' standard fare.  While we are and will remain all about burgers, fries and frozen custard, we are elevating each category's fresh, handcrafted and unique offerings.   After extensive consumer research and feedback in fiscal 2011, we will be adding focused, "horizontal" menu variety through one or two new product categories in fiscal 2012 in addition to continuing to elevate flavor profiles and brand attributes  in each of our existing menu categories.  We are currently in testing and development of several exciting new products that we believe will drive incremental transactions, average check growth and margin improvement.

From August through November 2011 we rolled out new menu boards across our entire system of restaurants for improved consistency and point of purchase communications. The new system provides improved flexibility in the frequency of point of purchase messaging and promotion. We expect to implement a comprehensive exterior reimaging test in one restaurant by January 2012 that will be the prototype for upgrading older restaurants to a like-new condition. The reimaging includes sign faces, all vertical fascias, graphics, lighting, paint scheme and patio enhancements. We anticipate the reimaging to be very cost effective, totaling less than $40,000 per restaurant. We will evaluate the results of the test and we plan to systematically apply it to older, double drive thru stores throughout fiscal 2012 and 2013 depending on the availability of funds.

As part of our ongoing product development and menu reengineering in fiscal 2012, we plan to modify all of our packaging, print advertising and point of purchase graphics with a new theme that is consistent with the exterior reimaging.

We entered into a purchase and sale agreement with an unrelated third party effective as of October 11, 2011 for the sale of one company-owned restaurant in Littleton, Colorado. We anticipate the sale to close prior to December 31, 2011 with estimated net proceeds of $310,000 which would result in a nominal gain on the sale.

As previously disclosed in the Company's current report on Form 8-K filed December 9, 2011, we received notice from Wells Fargo Bank, N.A. (the "Bank") that the Company is currently not in compliance with certain covenants under the Amended and Restated Credit Agreement dated December 10, 2010 (the "Credit Agreement"), including covenants requiring that the Company's tangible net worth not be less than $2,500,000 at any time and that the Company deliver certain landlord's disclaimer and consent documents to the Bank.   As previously disclosed in the Company's current report on Form 8-K filed December 27, 2011 we entered into a First Amendment to the Amended Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note with Wells Fargo Bank (together, the "Amendments") that waived the current covenant defaults  and  modified the loan covenants and note terms.  The Amendments are conditioned upon the closing of the sale of the Littleton restaurant described above and provide for a prepayment of $100,000 in principal from the proceeds from the sale of the Littleton, Colorado restaurant, the release of collateral associated with that restaurant, the waiver of certain other collateral requirements, and a revision to the amortization and maturity date of the remaining loan balance as of January 2, 2012 of $349,000 to December 31, 2013.  There was no change to the interest rate of the loan.  As of January 2, 2012, we will have reduced the principal balance of the Wells Fargo loan from $722,000 at the end of fiscal 2010 to $349,000 and reduced other long term debt by $843,000 during that same period.

On December 31, 2010, following approval by the Company's stockholders at a special meeting on December 13, 2010, the Company effected a one-for-three reverse stock split of its issued and outstanding Common Stock. All references to numbers of shares and share prices in the following paragraphs and throughout Items 1 and 2 are stated at post-reverse split amounts.

In fiscal 2011, we closed two Company-operated restaurants and a franchisee closed one restaurant.  We continue to evaluate the near term realizable asset value of each restaurant compared to its longer term cash flow value and we may choose to sell, sublease or close a limited number of additional lower performing restaurants in fiscal 2012 as we position the company for growth in new store development and reposition our stores away from trade areas that may have shifted demographically or  from our current concept direction.  We will require additional capital sources to develop additional company-owned restaurants.

See Financing Activities under the Liquidity and Capital Resources section Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below for further details of the transactions described above.

Concept and Business Strategy: We operate with two different formats that have evolved over the course of our history: a smaller, 880 to 1000 square foot building without indoor seating that is focused on drive thru service and limited walk up service; and a 2,400 square foot, 70 seat dining room format that has been the model for the last thirteen restaurants developed in Colorado.  We have further refined the prototype design to reduce development costs and improve the return on investment model for future company-owned and franchised restaurant expansion with a 1,900 to 2,000 square foot, 40 seat dining room design that will carry forward all of the core design elements of our prior prototype design.

We operate at the upper end of the quick service restaurant (QSR) category in terms of the quality of our ingredients and pricing strategy, without a $1 menu or deep discounting.   Consumer research has shown us that the customer feels a strong connection to Good Times and feels better about choosing Good Times over the larger hamburger QSR brands due to the quality of our ingredients and brand personality.   As a result we have developed a communications umbrella called "Happiness Made to Order" with three primary brand pillars  of Innovation, Quality and Connectedness.  All of our  product initiatives are designed to support a brand position that adds differentiation to our concept within the landscape of quick service restaurant competitors, particularly in the hamburger segment.   Within Innovation we strive to create products and flavor profiles available only at Good Times that challenge QSR norms.  Within Quality, our products are supported by Fresh, All Natural, Handcrafted attributes using high quality, regional ingredients.  Within Connectedness, we strive to create connections with our customers based on the Colorado lifestyle, local brand partners and community support and involvement,

We continued making significant product introductions and modifications in fiscal 2011 with a combination of limited time offer and permanent product introductions including Sweet Potato Fries, Hand Spun Custard Flavors, Summer and Holiday Shakes, Santiago's Hatch Valley New Mexico Green Chile, Fresh Grilled, Honey Cured Bacon Burgers and Loaded Fries.  We engaged a third party research company to help us evaluate over twenty new menu items to find the most compelling incremental sales opportunities to drive frequency amongst our current customer base and new occasions with infrequent or lapsed customers while simplifying our current offerings that are duplicative to the customer.  As a result we have three new areas of menu focus for fiscal 2012, one of which is an entirely new category and two of which are a restructuring of current offerings and product design.   We expect to broaden our customer base, decrease food costs as a percentage of sales and increase transactions.  Our goal is to decrease our food cost margin by 2% to 3% by the end of fiscal 2012 from current levels through menu engineering and new product introductions.

While our primary value proposition for the consumer is derived from the quality of ingredients and taste of our products, the current competitive and consumer spending environment continues to redefine value expectations within the quick service restaurant segment and a larger number of transactions are being driven by the availability of menu items at lower price points.  Our lower priced options are consistent with our brand strategy to offer fresh, real, handcrafted food with unique flavor profiles in our core menu categories of burgers, chicken, fries, frozen custard and fountain products and we continue to evolve our overall menu price ranges available for our customers, including a lower tier option, a mid-tier everyday option and a premium tier for specialty products.

We will continue to focus on elevating the attributes of our menu items that we believe give us a unique position in hamburger quick service restaurants - Fresh All Natural Angus beef that is free from hormones, antibiotics and animal byproducts in the feed; Fresh Frozen Custard made fresh every few hours in every restaurant; Fresh Grilled Honey Cured Bacon; Fresh Squeezed Lemonade; Fresh Cut Fries; 100% Breast of Chicken; Freshly Sliced Produce and toppings such as real guacamole  and sautéed mushrooms.  We are working on the preparation system and packaging design for our burgers with the goal of achieving a more hot-off-the-grill, cooked to order flavor that is more common in fast casual and casual theme concepts than in quick service restaurants.

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

o    People.  We seek to hire high quality people throughout and provide them with comprehensive training programs to ensure that we deliver consistently superior products and service.   We offer an incentive program at the restaurant level based on customer service, personal development and financial performance.

o    Distinctive quality.  We strive to offer unique, highly distinctive tastes with the highest quality ingredients available in the quick service restaurant category.

o    Excellent systems.  We strive to provide the best systems and processes in every area to free our management to focus on leading their people.

•         Offer high quality, unique menu items that provide exceptional value.  Our restaurants feature menu items that are unique in the quick service segment, and flavor profiles that are associated more with fast casual and casual theme restaurants than with fast food.  Each menu category has signature recipes with fun, irreverent names that build Good Times' non-traditional personality such as Wild Fries with Wild Dippin Sauce, Big Daddy Bacon Cheeseburger, Mighty Deluxe, Burnin' Buffalo Chicken and and Strawberry Cheesecake Addiction Spoonbender.  We continue to make relevant changes to our entire menu to leverage our heritage of quality products and to position the Good Times brand for a more unique and highly differentiated consumer experience.

•         Establish a unique brand position in quick service restaurants.  We aspire to have Good Times stand for "providing food the way it used to be."  Key brand support for that includes attributes such as "Fresh", "All Natural", "Fresh Grilled", "Authentic", "Handcrafted", and "Fresh Squeezed" with a theme of fresh ingredients and made to order food.

•         Continually improve our fast, friendly, personal customer service under our tagline of "Happiness Made to Order". We strive to optimize and personalize the interaction between our employees and customers, particularly at the points of order and payment, to build a reputation as having the friendliest service.  We manage the face to face interaction with our customers through extensive employee screening and hospitality training to ensure their experience is punctuated by attentive, friendly service.  We have implemented an online screening and hiring system to reduce our hourly employee turnover and hire team members that exhibit good service attitudes.  Additionally, we introduced video training tools that we believe enhance consistent execution of our quality standards. Speed of service through our drive thru lanes is important to the consumers' need for convenience, but is always secondary to delivering the highest quality product possible.  We monitor each car's service time and have developed incentive programs for management and employees to maintain our quick service standards.

•         Build customer loyalty through a unique brand experience.  In addition to fast friendly service and great tasting products, we strive to maintain clean, safe and appealing facilities with a particular emphasis on well groomed landscaping, freshly painted exteriors and merchandising that highlights the unique product attributes and flavors of our products.  We believe that everything the customer sees, smells, hears and feels influences their overall impression and the reputation of Good Times and that Good Times' target customer is seeking more out of  a quick service restaurant experience.

•          Build awareness of the Good Times Burgers & Frozen Custard brand. We believe that Good Times has built substantial brand equity among our customers and has become known for our quality, service and signature tastes, particularly within the hamburger category.  We believe there is significant opportunity to continue to build that reputation within the hamburger category by continuing to build a stronger overall value proposition and offer a new menu category outside of Burgers, Sides and Custard. As capital becomes available to us to build out the Colorado market, we plan to sustain our media advertising and increase our store level communications, augmented by a new Loyalty Program and social media.

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

Current Fiscal Year Initiatives:

1.       Consistently Grow Same Store Sales: We will continue to focus on comparable restaurant sales driven by increases in guest counts and increases in the average guest check.  Same store sales increased 6.2% in fiscal 2011 compared to fiscal 2010 and through November, 2011 we have experienced sixteen consecutive months of same store sales increases. We hope to increase guest counts throughout fiscal 2012 through a multi-faceted approach to continually improve the Good Times brand experience for our customers by:

•         Continuing to communicate our core value proposition that is centered on the availability of high quality at several different price points across our menu.

•         Shifting our marketing communications from broadcast media to more store level communications, the introduction of a new Loyalty Program and implementation of new social media initiatives that leverage our existing customer base.

•         Introducing both permanent and limited time products that are only available at Good Times.

•         Improving our execution on customer service and the delivery of our brand experience through continual re-training of all of our employees on our standards and heightened expectations.

•         Continuing to reinvest in our existing facilities.

2.             Reduce our Cost of Sales: In fiscal 2011 our food and packaging costs increased ..6% of restaurant sales from fiscal 2010. The increase was primarily due to an increase in commodity costs as we experienced a 5% increase in our weighted average food and packaging costs in fiscal 2011 on top of an 11% increase in fiscal 2010 due mainly to increases in beef, bacon and dairy products.  We implemented a cumulative total menu price increase of 6.2% during fiscal 2010 and 5.3% in fiscal 2011; however, commodity costs increased more than our weighted menu price increases.  We expect to make modest price increases in fiscal 2012 but anticipate larger menu reengineering within our current menu categories and the addition of a new menu category that will reduce our overall cost of sales as a percentage of sales.

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

4.             Pursue Strategic Alternatives:  We continue to pursue possible additional strategic alternatives to enhance shareholder value and leverage the costs related to our operation as a publicly traded entity.

Expansion strategy and site selection: Our longer term strategy of becoming a super regional brand in select contiguous markets depends on our ability to continue our same store sales trends, on the consumer spending environment and on the availability of capital, which is currently limited.   If we can effect a 2% reduction in our cost of sales and continue our same store sales increases, our new store return on investment model is very competitive, which can lead to new company-owned and franchised development.

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

Restaurant locations: We currently operate and franchise a total of forty-five Good Times restaurants, of which forty-one are in Colorado, with thirty-nine in the Denver greater metropolitan area, one in Colorado Springs and one in Silverthorne.

	Total	Denver, CO Greater Metro	Colorado, Other	Idaho	Wyoming	North Dakota
Company-owned & Co-developed	24	23	1
Franchised	15	13	1	1
Dual brand company-owned	1	1
Dual brand franchised	5	2			2	1
	45	39	2	1	2	1
December:	2010	2011
Company-owned restaurants	20	18
Co-developed	7	7
Franchise operated restaurants	22	20
Total restaurants:	49	45

In December 2010 a franchisee operating a Good Times restaurant in Grand Junction, Colorado terminated their franchise agreement and closed the restaurant. In February 2011 we sold one dual branded company-owned restaurant in Colorado Springs, Colorado, and in May 2011 we sold one company-owned Good Times restaurant in Colorado Springs, Colorado. We entered into a purchase and sale agreement with an unrelated third party effective as of October 11, 2011 for the sale of one company-owned restaurant in Littleton, Colorado. We anticipate the sale to close prior to December 31, 2011 with estimated net proceeds of $310,000. We anticipate that franchisees may close up to two low volume franchised restaurants in fiscal 2012 and we may close one or two lower volume company operated restaurants, which would result in improved overall operating margins and more efficient allocation of overhead resources.

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

All natural Angus beef  is raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open beef market.  We believe that all natural beef delivers a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer All Natural Beef  processes, also may minimize the risk of any food-borne bacteria-related illnesses.

Fresh frozen custard is a premium ice cream (requiring in excess of 10% butterfat content and .4% egg yolks) with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts.  The custard is scooped similarly to hard-packed ice cream but is served at a slightly warmer temperature.  The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products.  Good Times serves the frozen custard as vanilla and a flavor of the day in cups and cones, specialty sundaes and "Spoonbenders", a mix of custard and toppings, and we anticipate it will continue to be a significant percentage of sales as we continue to develop and promote custard products.

Marketing & Advertising:  Our marketing strategy focuses on: 1) driving comparable restaurant sales through attracting new customers and increasing the frequency of visits by current customers; 2) communicating specific product news and attributes to build strong points of difference from competitors; and 3) communicating a unique, strong and consistent brand.

Media is an important component of building Good Times' brand awareness and distinctiveness.  We spent most of our advertising dollars on radio media during fiscal 2011.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.  As we continue to develop more and more distinctiveness to Good Times' brand and increase penetration of the Colorado market, we anticipate we will continue to use media advertising to increase overall awareness.  However, during fiscal 2011, we reduced our overall advertising expenditures and focused more of our marketing funds on store level and trade area level communication and activities. During fiscal 2012 we will implement a Loyalty Program supplemented by our first social media presence that affords us a higher level of engagement with current customers and those that have chosen Good Times as their hamburger QSR.

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

Operations:

Restaurant Management:  We have developed Operating Partners in several of our restaurants as we are able to recruit qualified candidates.  We believe that this is a distinct competitive advantage that provides a higher level of service, quality control and stability over time.  The objective of the Operating Partner Program is to have each partner develop a relationship with the employees, the customers and the community at their restaurant and develop an ownership mentality with commensurate rewards as sales increase over a longer period of time.  The program allows an Operating Partner to earn 25% of a restaurant's improvement in cash flow over an established baseline.  Each Good Times restaurant employs an operating partner or a general manager, one to two assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts.  An eight to ten week training program is utilized to train restaurant managers on all phases of the operation.  Ongoing training is provided as necessary.  We believe that incentive compensation of our restaurant managers is essential to the success of our business.  Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.  Due to our decline in sales in 2009 and 2010, we shifted most of our Operating Partners into a more traditional bonus plan based on their performance against the monthly scorecard metrics.

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

We use several sources of customer feedback to evaluate each restaurant's service and quality performance, including an extensive secret shopper program, customer comment phone line, telephone surveys and website comments.  Additionally, management uses both its own primary consumer research for product development and to determine customer usage and attitude patterns as well as third party market research that evaluates Good Times' performance ratings on several different operating attributes against key competitors.

Training:  We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously.  All of our training and development is based upon a "train, test, certify, re-train" cycle around standards and operating processes at all levels.  We conduct a semi-

annual performance review with each manager to discuss prior performance and future performance goals.  We have a defined weekly and monthly goal setting process around future performance goals.  We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.  Additionally we have a library of video training tools to drive training efficiencies and consistency.

Recruiting and Retention:  We seek to hire experienced restaurant managers and Operating Partners.  We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, stock options for regional managers and incentive plans at every level that are tied to performance against key goals and objectives.  We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement.  We also provide various other incentives, including vacations, car allowances, monthly performance bonuses and monetary rewards for managers who develop future managers for our restaurants.  We have implemented an online screening and hiring tool that has proven to reduce hourly employee turnover by more than 50%.

Franchising:  Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Disclosure Document ("UFDD") and advertising material to be utilized in soliciting prospective franchisees.  We seek to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  We are not currently soliciting new franchisees and will not do so until capital becomes more available and we have regained greater same store sales momentum.

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

We have entered into eleven franchise agreements in the greater Denver metropolitan area.  Thirteen franchise restaurants and seven joint-venture restaurants are operating in the Denver metropolitan area media market.  Good Times franchise restaurants also operate in Colorado Springs and in Boise, Idaho.  The Boise Idaho franchise agreement expired in November, 2011 and we anticipate that it will not be renewed.  Dual branded franchised restaurants operate in Gillette and Sheridan, Wyoming, Ft. Collins and Windsor, Colorado, and Bismarck, North Dakota.

Management Information Systems:  Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems that we provide.  Sales, labor and cash data is collected daily via a restaurant back office system which gathers data from the restaurant point-of-sale system.  Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance.  We believe that these reporting systems are sophisticated and enhance our ability to control and manage operations

Food Preparation, Quality Control & Purchasing:  We believe that we have some of the highest food quality standards in the quick service restaurant industry.  Our systems are designed to protect our food supply throughout the preparation process.  We inspect specific qualified manufacturers and work together with those manufacturers to provide specifications and quality controls.  Our operations management teams are trained in a comprehensive safety and sanitation course provided by the National Restaurant Association.  Minimum cook temperature requirements and line checks throughout the day ensure the safety and quality of both burgers and other items we use in our restaurants.

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

Employees:  At December 15, 2011, we had approximately 411 employees of which 348 are part time hourly employees and 63 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

Competition:  The restaurant industry, including the fast food segment, is highly competitive.  Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates.  Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.  Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl's Jr., Sonic and Jack in the Box.  Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado.  Culver's and Freddy's are the only significant competitors offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and both have a significant presence in Midwestern markets that may be targeted for expansion.  Additional "fast casual" hamburger restaurants are being developed in the Colorado market, such as Smashburger and Five Guys; however, they do not have drive-through service and generate an average per person check that is approximately 50% higher than Good Times' average check.

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

Good Times received approval of its federal registration of "Good Times" in 2003.  In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: "Mighty Deluxe", "Wild Fries", "Spoonbender", "Chicken Dunkers", "Big Daddy Bacon Cheeseburger", and "Wild Dippin' Sauce". Our trademarks expire between 2012 and 2015.

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

Special Note About Forward-Looking Statements:  From time to time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company.  A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions  Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Description of Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Forward-looking statements are related to, among other things:

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

•         future capital expenditures;

o    our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2012;

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

We have accumulated losses. We have incurred losses in every fiscal year since inception except 1999, 2002, 2006 and 2007.  As of September 30, 2011 we had an accumulated deficit of $17,680,000.  We cannot assure you that we will not have a loss for the current fiscal year ending September 30, 2012.  As of September 30, 2011, we had a working capital deficit of $488,000.

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

Our operations are susceptible to the cost of and changes in food availability which could adversely affect our operating results.  Our profitability depends in part on our ability to anticipate and react to changes in food costs.  Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain.  We enter into annual contracts with our chicken and other miscellaneous suppliers.  Our contracts for chicken are fixed price contracts.  Our contracts for beef are generally based on current market prices plus a processing fee.  Changes in the price or availability of chicken or beef or other commodities could materially adversely affect our profitability.  We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results.  In addition, because we provide a "value-priced" product, we may not be able to pass along price increases to our guests.

The macroeconomic recession could affect our operating results.  The current state of the economy and decreased consumer spending may adversely affect our sales in the future.  A proliferation of heavy discounting by our major competitors may also negatively affect our sales and operating results.

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

The hamburger restaurant market is highly competitive. The hamburger restaurant market is highly competitive.  Our competitors include many recognized national and regional fast-food hamburger restaurant chains such as McDonald's, Burger King, Wendy's, Carl's Jr., Sonic, Jack in the Box and Culver's.  We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service.  Most of our competitors have greater financial resources, marketing programs and name recognition.  All of the major hamburger chains have offered selected food items and combination meals at discounted prices.  Discounting by competitors may adversely affect the revenues and profitability of our restaurants.

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

We will require additional financing. In order to fully develop the Denver and Colorado Springs/Pueblo markets and to expand into markets outside of Colorado, we will require additional financing.  We cannot assure you that we will be able to access sufficient capital to adequately finance our operations and our planned developments or that additional financing will be available on reasonable terms.  The current economic environment and status of the capital markets may adversely affect our ability to acquire additional debt or equity financing for working capital, new restaurant development, or refinancing of existing funding agreements.

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

Additionally, our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants.  Difficulty in obtaining adequate financing adversely affects the number and rate of new restaurant openings by our franchisees and adversely affect our future franchise revenues.

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

•         state that special meetings of our stockholders may be called only by the chairman of the board, the president or any two directors, and must be called by the president upon the written request of the holders of ten percent of the outstanding shares of capital stock entitled to vote at such special meeting; and

•         provide that the authorized number of directors is no more than seven, as determined by our Board of Directors.

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

We have a controlling stockholder.  Small Island Investments Limited ("SII") beneficially owns approximately 50.7% of our outstanding common stock.  In addition, SII has the right, for so long as it owns more than 50% of our outstanding common stock, to designate a majority of our Board of Directors.  SII therefore has the ability to alter the strategic direction and/or capital structure of the Company.

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

Our NASDAQ Listing Is Important. Our Common Stock is currently listed for trading on the NASDAQ Capital Market.  The NASDAQ maintenance rules require, among other things, that our common stock price remains above $1.00 per share and that we have minimum stockholders' equity of $2.5 million.  During fiscal 2010, the Company received notices of non-compliance with both the minimum bid price and minimum stockholders' equity continued listing requirements.  The completion of the SII Investment Transaction has helped the Company to regain compliance with the minimum stockholders' equity requirement and a one-for-three reverse stock split that took effect on December 31, 2010, allowed us to regain compliance with the minimum bid price requirement.  If we do not complete another equity transaction, we anticipate that we will again fall below the minimum stockholders' equity requirement of $2.5 million in fiscal 2012.

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

As of December 15, 2011, Good Times has an ownership interest in twenty-five Good Times units, all of which are located in Colorado.  Seven of these restaurants are held in a joint venture limited partnership of which Good Times is the general partner.  Good Times has a 50% interest in six of the partnership restaurants and a 78% interest in one restaurant. In June 2010 we sold our 51% interest in one restaurant that was held in a joint venture limited partnership to our limited partner, and the restaurant is now operated under a franchise agreement. There are eighteen Good Times units that are wholly owned by Good Times.

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

	2010			2011
QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

December 31, 2009	$1.37	$1.05	December 31, 2010	$3.00	$1.56
March 31, 2010	$1.32	$1.03	March 31, 2011	$4.73	$1.80
June 30, 2010	$1.25	$0.92	June 30, 2011	$2.44	$1.64
September 30, 2010	$1.01	$0.30	September 30, 2011	$1.88	$1.38

As of December 15, 2011 there were approximately 210 holders of record of Common Stock.  However, management estimates that there are not fewer than 1,375 beneficial owners of our Common Stock.

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

Recent Sales of Unregistered Securities:

SII Investment Transaction

As previously disclosed in the Company's current report on Form 8-K filed on November 3, 2010, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with SII on October 29, 2010, pursuant to which the Company agreed to sell, and SII agreed to purchase, 1,400,000 shares of our Common Stock (the "Shares") at a purchase price of $1.50 per share, or an aggregate of $2,100,000.  The Purchase Agreement was amended on December 13, 2010 to clarify the scope of SII's director designation rights following the Closing.  On December 13, 2010, the Company and SII completed the issuance and sale of the Shares to the SII (the "SII Investment Transaction").  The Company received gross proceeds of $2,100,000, which were used to pay off the interim working capital loans, reduce the Company's current liabilities and provide working capital.

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

Disclosure with Respect to the Company's Equity Compensation Plans: We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 2001 Good Times Restaurants Stock Option Plan, 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan.  For additional information, see Note 13, Stockholders' Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2011.

Equity Compensation Plan Information:
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-options	166,022	$6.89	18,000
Total	166,022	$6.89	18,000

ITEM 6.                SELECTED FINANCIAL DATA.

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 8 hereof.

The following presents certain historical financial information of the Company.  This financial information includes the combined operations of the Company and its subsidiary for the fiscal years ended September 30, 2007 to 2011. Certain prior year balances have been reclassified to conform to the current year's presentation.  Such reclassifications had no effect on the net income or loss.

	___________________________ September 30,________________________
Operating Data:	2011	2010	2009	2008	2007
Restaurant sales	$20,183,000	$20,390,000	$22,079,000	$25,244,000	$24,215,000
Franchise fees and royalties	420,000	473,000	536,000	638,000	740,000
Total Net Revenues	20,603,000	20,863,000	22,615,000	25,882,000	24,955,000
Restaurant Operating Costs:
Food and packaging costs	7,241,000	7,181,000	7,423,000	8,002,000	7,589,000
Payroll and other employee benefit costs	7,043,000	7,359,000	7,663,000	8,780,000	8,063,000
Occupancy and other operating costs	4,172,000	4,331,000	4,529,000	4,881,000	4,393,000
New store pre-opening costs	-	-	15,000	38,000	118,000
Depreciation and amortization	888,000	943,000	1,172,000	1,283,000	1,223,000
Total restaurant operating costs	19,344,000	19,814,000	20,802,000	22,984,000	21,386,000

Selling, General & Administrative costs	2,038,000	2,638,000	2,814,000	3,567,000	3,226,000
Franchise costs	70,000	124,000	161,000	312,000	160,000
Loss (Gain) on restaurant assets	(184,000)	199,000	(28,000)	(35,000)	(17,000)
Income (Loss) from Operations	($665,000 )	( $1,912,000 )	($1,134,000 )	( $946,000 )	$200,000
Other Income and (expenses)
Unrealized gain (loss) on interest rate swap	27,000	3,000	(87,000)	-	-
Interest income (expense), net	(279,000)	(598,000)	(261,000)	(13,000)	40,000
Total other income (expense)	(252,000)	(595,000)	(348,000)	(13,000)	40,000

Net Income (Loss) from continuing operations	($917,000 )	( $2,507,000 )	( $1,482,000 )	( $959,000 )	$240,000
Income (loss) from discontinued operations	22,000	(590,000)	(218,000)	-	-
Net Income (Loss)	( $895,000 )	( $3,097,000 )	( $1,700,000 )	( $959,000 )	$240,000
Income (Expense) from non-controlling interest	(118,000)	165,000	54,000	(113,000)	(211,000)
Income tax expense	-	-	-	4,000	-
Net Income (Loss) available to Common Shareholders	( $1,013,000 )	( $2,932,000 )	( $1,646,000 )	( $1,076,000 )	$29,000
Basic and Diluted Earnings (Loss) Per Share	( $.42 )	( $2.26 )	( $1.26 )	( $.84 )	$.03

Balance Sheet Data:
Working Capital (Deficit)	( $488,000 )	( $1,869,000 )	( $1,200,000 )	( $2,082,000 )	$532,000
Total assets	6,999,000	8,318,000	10,254,000	11,920,000	11,544,000
Non-controlling interest in partnerships	215,000	274,000	428,000	584,000	751,000
Long-term debt	2,067,000	3,005,000	2,478,000	846,000	970,000
Stockholders' equity	$2,520,000	$1,694,000	$4,378,000	$5,993,000	$7,084,000

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues: Net revenues for fiscal 2011 decreased $260,000 (1.2%) to $20,603,000 from $20,863,000 for fiscal 2010.  Same store restaurant sales increased $1,048,000 (6.2%) during fiscal 2011. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included while dual branded restaurants are excluded.  Restaurant sales decreased $39,000 due to one non-traditional company-owned restaurant not included in same store sales and decreased $38,000 due to one dual branded company-owned restaurant. Restaurant sales decreased $1,178,000 due to one co-developed restaurant sold in fiscal 2010 and two company-owned restaurants sold in fiscal 2011. Net revenues decreased $53,000 in fiscal 2011 due to a decrease in franchise royalties and fees of $53,000.

Our first and second fiscal quarter same store restaurant sales were positively affected by better than average weather in both October and December 2010 and in March 2011. The positive same store sales results for fiscal 2011 also reflect the continuation of the positive momentum we experienced in the last fiscal quarter of 2010 when same store sales increased 1.8%.

Our outlook for fiscal 2012 is optimistic based on the last sixteen months' of positive sales trends, however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction has increased in fiscal 2011 compared to fiscal 2010 and we are continuing to manage our marketing communications to balance growth in customer traffic and their average expenditure.

Average restaurant sales for company-owned and co-developed restaurants (including double drive thru restaurants and restaurants with dining rooms but excluding dual brand restaurants) for fiscal 2010 and 2011 were as follows:

	Fiscal 2011	Fiscal 2010
Company-operated	$779,000	$734,000

Company operated restaurants' sales range from a low of $473,000 to a high of $1,487,000.

For factors which may affect future results of operations, please refer to the section entitled "Current Fiscal Year Initiatives" in Item 1 on page 4 of this report and a related discussion of planned product and system changes discussed in the section entitled "Concept and Business Strategy" in Item 1 on pages 2 - 4 of this report.

Restaurant Operating Costs: Restaurant operating costs as a percent of restaurant sales were 95.8% for fiscal 2011 compared to 97.2% in fiscal 2010.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the period ended September 30, 2010	97.2%
Increase in food and packaging costs	.6%
Decrease in payroll and other employee benefit costs	( 1.2% )
Decrease in occupancy and other operating costs	( .6% )
Decrease in depreciation and amortization costs	( .2% )
Restaurant-level costs for the period ended September 30, 2011	95.8%

Food and Packaging Costs: Food and packaging costs for fiscal 2011 increased $60,000 from $7,181,000 (35.2% of restaurant sales) in fiscal 2010 to $7,241,000 (35.9% of restaurant sales). We experienced dramatic increases in commodity costs including beef, bacon, soft drinks and dairy costs in fiscal 2010 and fiscal 2011.

In fiscal 2010 our weighted food and packaging costs increased approximately 11%.  The total menu price increases taken during fiscal 2010 were 7.1%, all of which were taken in the last four months of the year. The introduction of the $2.89 Craver combo meals in May 2010 negatively impacted our cost of sales by an estimated 1% of restaurant sales; however, we believe the new value offer has been a significant driver of customer traffic.

In fiscal 2011 our weighted food and packaging costs increased approximately 5%. We implemented a 1.2% menu price increase in February 2011, a 1.1% menu price increase in late May 2011 and a 2.4% menu price increase in September 2011. We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2012.

However, we anticipate our food and packaging costs as a percentage of sales will decrease in fiscal 2012 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs: For fiscal 2011, payroll and other employee benefit costs decreased $316,000 from $7,359,000 (36.1% of restaurant sales) in fiscal 2010 to $7,043,000 (34.9% of restaurant sales).

The decrease in payroll and other employee benefit expenses as a percent of restaurant sales for fiscal 2011 is primarily the result of higher restaurant sales. Because payroll costs are semi-variable in nature they decrease as a percentage of restaurant sales when there is an increase in restaurant sales. Additionally payroll and other employee benefits decreased approximately $409,000 in fiscal 2011 due to two company-owned restaurants sold in February and May 2011 and one co-developed restaurant sold in June 2010.  We anticipate payroll and other employee benefit costs will decrease as a percentage of sales in fiscal 2012 due to the operating leverage on increasing sales.

Occupancy and Other Costs: For fiscal 2011, occupancy and other costs decreased $159,000 from $4,331,000 (21.3% of restaurant sales) in fiscal 2010 to $4,172,000 (20.7% of restaurant sales).  The $159,000 decrease in occupancy and other costs is primarily attributable to:

•         Decrease in building rent of $173,000 primarily due to the three restaurants sold in fiscal 2011 and 2010.

•         Decrease of $175,000 in all other restaurant operating costs due to the three restaurants sold in fiscal 2011 and 2010.

The decreases above were offset by the following cost increases:

•         Increases in various other restaurant operating costs of $84,000 at existing restaurants, comprised primarily of utility costs and bank fees.

•         An adjustment of $62,000 to our liability for the accretion of deferred rent in fiscal 2011 due to two sold restaurants. This compares to an adjustment of $167,000 in fiscal 2010 due to negotiated rent reductions at several locations.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Depreciation and Amortization Costs: For fiscal 2011, depreciation and amortization costs decreased $55,000 from $943,000 in fiscal 2010 to $888,000.  Depreciation costs primarily decreased due to the three restaurants sold in fiscal 2011 and 2010 as well as due to declining depreciation expense in our aging company-owned and joint-venture restaurants. The decrease was offset by depreciation expense in the fourth quarter of fiscal 2011 of approximately $90,000 related to our company-owned restaurant in Firestone, Colorado that was reclassified from held for sale to held and used in the accompanying Condensed Consolidated Balance Sheet.

Selling, General and Administrative Costs: For fiscal 2011, selling, general and administrative costs decreased $600,000 from $2,638,000 (10.1% of restaurant sales) in fiscal 2010 to $2,038,000 (12.9% of restaurant sales).  The decrease in selling, general and administrative costs are partially attributable to decreased advertising costs, which decreased to $757,000 (3.8% of restaurant sales) for fiscal 2011 from $1,156,000 (5.7% of restaurant sales) for fiscal 2010, and a decrease in general and administrative costs, which decreased to $1,281,000 (6.3% of restaurant sales) for fiscal 2011 from $1,482,000 (7.3% of restaurant sales) for fiscal 2010 as explained below.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales and there was a reduction in the percentage contribution for fiscal 2011 compared to fiscal 2010. Additionally in fiscal 2011 there was a refund of $122,000 of excess year-to-date contributions paid to the advertising cooperative. We fully allocated the returned contributions to the capitalized asset cost for new menu boards in all company-owned and co-developed restaurants.

We anticipate that fiscal 2012 advertising expense will increase from fiscal 2011 and will consist primarily of radio advertising, a new Loyalty Program, social media and on-site and point-of-purchase merchandising totaling approximately 4.3% of restaurant sales.  We anticipate that general and administrative expenses will be relatively stable in fiscal 2012, with the exception of reinstating certain salaries that were reduced in fiscal 2009 and 2010.

The $201,000 decrease in general and administrative expenses in fiscal 2011 is primarily attributable to:

•         Reductions in payroll and employee benefit costs of $74,000.

•         Reduction of $82,000 in other expenses due to a note receivable write off in fiscal 2010.

•         Reduction in professional services of $7,000.

•         Reduction in vacant land costs of $15,000.

•         Increase of $19,000 in miscellaneous income.

•         Net reductions in various other fixed expenses of $34,000.

The decreases above were offset by the following cost increases:

•         Increase in training and recruiting expenses of $12,000.

•         Increase in stock exchange fees and expenses of $18,000 due to costs incurred for the reverse stock split in December 2010.

Franchise Costs: For fiscal 2011 franchise costs decreased $54,000 from $124,000 (.6% of total revenues) in fiscal 2010 to $70,000 (.3% of total revenues).

The decrease in franchise costs for fiscal 2011 is primarily attributable to sponsorship costs incurred in the prior year associated with the Good Times licensee operating in the Pepsi Center in Denver, Colorado which closed in late fiscal 2010.

Loss (Gain) on Restaurant Assets: For fiscal 2011 the gain on restaurant assets was $184,000 compared to a loss of $199,000 in fiscal 2010.  The $184,000 gain on restaurant assets in fiscal 2011 is primarily related to the $168,000 gain on the sale of two company-owned restaurants in February and May 2011 and the sale of one co-developed building related to a restaurant closed in fiscal 2010.

Income (Loss) from Operations: The loss from operations was $665,000 in fiscal 2011 compared to a loss from operations of $1,912,000 in fiscal 2010. The decrease in loss from operations for the fiscal year is due primarily to matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", "Franchise Costs" and "Loss (Gain) on Restaurant Assets" sections above.

Loss from Continuing Operations: The loss from continuing operations was $917,000 for fiscal 2011 compared to a loss of $2,507,000 in fiscal 2010.  The change from fiscal 2010 to fiscal 2011 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", "Selling, General and Administrative Costs" and "Franchise Costs" sections of Item 6, as well as 1) a decrease in net interest expense of $319,000 compared to the same prior year period; and 2) an increase in the unrealized gain related to our interest rate swap liability of $24,000 in fiscal 2011 compared to fiscal 2010.

Net interest expense for fiscal 2011 includes non-cash amortization of debt issuance costs of $48,000 related to: 1) warrants issued in conjunction with the extension of the PFGI II loan in January, 2010; and 2) beneficial conversion rights and warrants related to the loan agreement with W Capital and John T. MacDonald entered into in February 2010. Net interest expense for fiscal 2010 includes non-cash amortization of debt issuance costs of $259,000 related to: 1) warrants issued in conjunction with the PFGI II loan in January, 2010; 2) beneficial conversion rights and warrants related to the loan agreement with W Capital and John T. MacDonald entered into in February 2010; and 3) warrants related to the loan agreement with Golden Bridge LLC entered into in April, 2009. (See "Financing" below).

Gain (Loss) from Discontinued Operations: The gain from discontinued operations for fiscal 2011was $22,000 compared to a loss from discontinued operations in fiscal 2010 of $590,000. The income from discontinued operations of $22,000 for fiscal 2011 represents our lease liability costs in excess of our accrued liability for the Commerce City location offset by a reversal of a $31,000 lease accrual associated with a Denver location. The lease on the Denver location was terminated in February 2011 and there are no remaining lease obligations.  The fiscal 2010 loss of $590,000 includes the results of operations of $153,000, the fair value of all future lease obligations of $143,000 and impairment charges to write down the fixed assets to book value and other costs of $294,000, all related to our Commerce City, Colorado dual-branded restaurant that was closed in March 2010 and one Denver, Colorado co-developed restaurant that was closed in June 2010.

Income from Non-controlling Interests: For fiscal 2011 the expense from non-controlling interests was $118,000 compared to income from non-controlling interests of $165,000 in fiscal 2010. The non-controlling interests represents the limited partner's share of income or loss in the co-developed restaurants. The $283,000 increase in fiscal 2011 was attributable to the increased profitability of the co-developed restaurants.

Liquidity and Capital Resources

Cash and Working Capital: As of September 30, 2011, we had $847,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs and reinvestment in capital expenditures for existing restaurants in fiscal 2012.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2012 and beyond.  As of September 30, 2011, we had a working capital deficit of $488,000 due to normal recurring accounts payable and accrued liabilities. We will require additional capital sources for the development of new restaurants. We entered into a purchase and sale agreement with an unrelated third party effective as of October 11, 2011 for the sale of one company-owned restaurant in Littleton, Colorado. We anticipate the sale to finalize prior to December 31, 2011 with estimated net proceeds of $310,000 which would result in a nominal gain on the sale.  $100,000 of the net proceeds will go to reduce the principal of the Wells Fargo Note Payable.  Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term distribution and location of restaurants.

Financing:

Wells Fargo Note Payable: In May 2007 we borrowed $1,100,000 from Wells Fargo Bank (the "Bank") under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement that modified the loan covenants and provided additional collateral to Wells Fargo for the remaining loan balance of $528,552. In addition to the normal recurring principal payments we made additional principal payments in fiscal 2011 of $67,500 from the proceeds of the sale of two company-owned restaurants in Colorado Springs, Colorado to further reduce the note payable thereby reducing certain collateral under the modified Credit and Loan Agreement.

On December 27, 2011, Good Times Restaurants Inc. and its subsidiary Good Times Drive Thru Inc. (together, the "Company") entered into a First Amendment To Amended and Restated Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note in the principal amount of $470,874.00 (together the "Amendments") with the Bank. The Amendments are conditional upon the closing of the sale of the Littleton restaurant described under Recent Events and provide for a reduction in the principal amount of the loan by an additional $100,000 from the proceeds of that sale , the release of collateral associated with that restaurant and a modification to the repayment terms and maturity date of the loan to December 31, 2013.  The Amendments waive the current covenant defaults asserted by the Bank and modify certain financial covenants in the Credit Agreement requiring the Company to have a Net Worth not less than $2,500,000 as of December 31, 2012 and thereafter and an EBITDA Coverage Ratio not less than (i) 0.30 to 1.00 as of the end of the third quarter ending June 30, 2012, (ii) 0.70 to 1.00 as of the end of the fiscal year ending September 30, 2012, and (iii) .90 to 1.00 as of the end of each fiscal quarter thereafter, determined on a rolling 4-quarter basis.  The Company is required to prepay the Term Loan up to the full outstanding principal balance of the note (in addition to any and all other obligations due to Bank including the Interest Rate Swap) upon the sale of any stock or other equity interest in the Company. There was not any change to the interest rate or fees payable to the Bank under the Amendment and the re-amortized loan balance will be $356,700 as of January 2, 2012. Repayment of the loan is secured by equipment in various restaurants owned by the Company.

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

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on one real property funded by the line of credit. The total outstanding balance on the promissory note was $1,645,000 at September 30, 2011.  Of the $1,645,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. We anticipate that we will either extend the maturity date of the PFGI II note or sell the fully developed restaurant in the sale leaseback market as the profitability of the restaurant improves and the trade area develops.  On December 5, 2010 the company sold a parcel of land in Aurora, Colorado and used approximately $812,000 of the net proceeds to reduce the loan balance.

Golden Bridge, LLC: On April 20, 2009 as reported on Form 8-K, the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 (the "Golden Bridge Loan") to GTDT to be used for restaurant marketing and other working capital costs.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who were all members of the Company's Board of Directors at the time of the transaction and stockholders of the Company, are the sole members of Golden Bridge.  The loan was repaid in full on December 13, 2010 from the proceeds of the SII Investment Transaction (see "SII Investment Transaction" below).

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

W. Capital and John T. McDonald: On February 1, 2010, the Company entered into a loan agreement with W Capital, Inc. ("W Capital"), John T. McDonald ("McDonald") and Golden Bridge, pursuant to which the lenders made loans totaling $200,000, with up to an additional $200,000 available through April 30, 2010, to be used for restaurant marketing and other working capital uses of GTDT.  As set forth below, the loan agreement was subsequently amended as of April 1, 2010 to remove Golden Bridge as a lender and to replace it with additional loans from W Capital and McDonald.  On December 13, 2010, the outstanding principal amount of the Bridge Loans was paid in full from the proceeds of the SII Investment Transaction, and accrued interest on the Bridge Loans was converted into 26,477 shares of Common Stock.

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

SII Investment Transaction: On October 29, 2010, the Company and SII entered into the Purchase Agreement, pursuant to which the Company agreed to sell, and SII agreed to purchase, 1,400,000 Shares of Common Stock at a purchase price of $1.50 per share, or an aggregate purchase price of $2,100,000.  The Purchase Agreement was amended on December 13, 2010.  On December 13, 2010, the Company and SII completed the SII Investment Transaction through the issuance and sale of the Shares to SII.  On December 13, 2010, the Company and SII also entered into a Registration Rights Agreement, pursuant to which the Company granted SII certain registration rights with respect to resale of the Shares.  As a result of the completion of the SII Investment Transaction, SII became the beneficial owner of approximately 51.4 percent of the Company's outstanding Common Stock as of December 13, 2010.  As of December 15, 2011, SII beneficially owns 50.7% of our outstanding Common Stock.

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

Cash Flows: Net cash used in operating activities was $539,000 for fiscal 2011 compared to cash used in operating activities of $737,000 in fiscal 2010.  The decrease in net cash used in operating activities from continuing operations for fiscal 2011 was the result of a net loss from continuing operations of $917,000 and non-cash reconciling items totaling $397,000 (comprised principally of depreciation and amortization of $888,000, amortization of debt issuance costs of $48,000, $61,000 of stock option compensation expense, a $184,000 gain on asset sales, a $120,000 decrease in accrued liabilities related to property taxes, a $220,000 decrease in our trade accounts payable and net increases in operating assets and liabilities totaling $76,000). Net cash used in operating activities from discontinued operations for fiscal 2011 was $19,000 compared to $140,000 for fiscal 2010.

Net cash provided by investing activities in fiscal 2011 was $954,000 compared to $54,000 in fiscal 2010.  The fiscal 2011 activity reflects payments for the purchase of property and equipment of $189,000 and proceeds from the sales of fixed assets of $1,143,000.

Net cash provided by financing activities in fiscal 2011 was $3,000 compared to $297,000 in fiscal 2010.  The fiscal 2011 activity includes principal payments on notes payable and long term debt of $1,617,000, proceeds from a stock sale of $1,727,000 and net distributions to non-controlling interests in partnerships of $107,000.

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

Notes Receivable: We evaluate the collectability of our note receivables from franchisees annually.  The aggregate notes receivable on the consolidated balance sheet at September 30, 2011 were $15,000.

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

With respect to the Commerce City closed location, we have continuing aggregate lease obligations of $671,000 and we have subleased the location for $546,000 in aggregate sublease income. We have recorded an estimated discounted liability of $96,000 related to this location. We terminated the lease on the Denver location effective February 1, 2011 and no longer remain liable for any future lease obligations. In fiscal 2011 we reversed the $31,000 accrued lease liability associated with the Denver location.

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

An analysis was performed on a restaurant by restaurant basis at September 30, 2011. Assumptions used in preparing expected cash flows were as follows:

•         Sales projections are as follows: Fiscal 2012 sales are projected to increase 3% to 5% with respect to fiscal 2011, for fiscal years 2013 to 2024 we have used annual increases of 2% to 3%. We believe the 2% to 3% increase in the years beyond 2012 is a reasonable expectation of growth and that it would be unreasonable to expect no growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6%.

•         Our variable and semi-variable restaurant operating costs are projected to increase proportionately with the sales increases as well as increasing an additional 1.5% per year consistent with inflation.

•         Our other fixed restaurant operating costs are projected to increase 1.5% to 2% per year.

•         Food and packaging costs are projected to decrease approximately 1% as a percentage of sales in relation to our current fiscal 2011 food and packaging costs as a result of menu price increases and other menu initiatives.

•         Salvage value has been estimated on a restaurant by restaurant basis considering each restaurant's particular equipment package and building size.

Given the results of our impairment analysis at September 30, 2011 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2008 through 2011. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of September 30, 2011.

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

New Accounting Pronouncements: There are no current pronouncements that affect the Company.

Subsequent Events:

We entered into a purchase and sale agreement with an unrelated third party effective as of October 11, 2011 for the sale of one company-owned restaurant in Littleton, Colorado. We anticipate the sale to close prior to December 31, 2011 with estimated net proceeds of $310,000.

As previously disclosed in the Company's current report on Form 8-K filed December 9, 2011, we received notice from Wells Fargo Bank, N.A. (the "Bank") that the Company is currently not in compliance with certain covenants under the Amended and Restated Credit Agreement dated December 10, 2010 (the "Credit Agreement"), including covenants requiring that the Company's tangible net worth not be less than $2,500,000 at any time and that the Company deliver certain landlord's disclaimer and consent documents to the Bank.  As previously disclosed in the Company's current report on Form 8-K filed December 27, 2011 we entered into a First Amendment to the Amended Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note with Wells Fargo Bank (together, the "Amendments") that waived the current covenant defaults  and  modified the loan covenants and note terms.  The Amendments are conditioned upon the closing of the sale of the Littleton restaurant described above and provide for a prepayment of $100,000 in principal from the proceeds from the sale of the Littleton, Colorado restaurant, the release of collateral associated with that restaurant, the waiver of certain other collateral requirements, and a revision to the amortization and maturity date of the remaining loan balance as of January 2, 2012 of $349,000 to December 31, 2013.  There was no change to the interest rate of the loan.

ITEM 7A.             QUANTITIATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE
F-2
Report of Independent Registered Public Accounting Firm
F-3
Consolidated Balance Sheets - September 30, 2011 and 2010

Consolidated Statements of Operations - For the Years Ended September 30, 2011 and 2010	F-4

Consolidated Statements of Stockholders' Equity - For the Period from October 1, 2009	F-5
through September 30, 2011

Consolidated Statements of Cash Flows - For the Years Ended September 30, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 - F-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Good Times Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Good Times Restaurants, Inc. and subsidiary as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado

December 29, 2011

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$847,000	$429,000
Receivables, net of allowance for doubtful accounts of $0	106,000	157,000
Prepaid expenses and other	47,000	38,000
Inventories	191,000	201,000
Notes receivable	5,000	9,000
Total current assets	1,196,000	834,000
PROPERTY AND EQUIPMENT
Land and building	6,969,000	5,653,000
Leasehold improvements	3,617,000	3,821,000
Fixtures and equipment	7,669,000	8,229,000
	18,255,000	17,703,000
Less accumulated depreciation and amortization	(12,533,000)	(12,828,000)
	5,722,000	4,875,000
Assets held for sale	-	2,445,000
OTHER ASSETS:
Notes receivable, net of current portion	10,000	10,000
Deposits and other assets	71,000	154,000
	81,000	164,000
TOTAL ASSETS	$6,999,000	$8,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations, net of discount of $26,000 and $48,000, respectively	$195,000	$702,000
Accounts payable	496,000	716,000
Deferred income	101,000	89,000
Liabilities related to discontinued operations	14,000	20,000
Other accrued liabilities	878,000	1,176,000
Total current liabilities	1,684,000	2,703,000
LONG-TERM LIABILITIES:
Debt and capital lease obligations, net of current portion and net of discount of $7,000 and $33,000, respectively	2,067,000	3,005,000
Liabilities related to discontinued operations	82,000	123,000
Deferred liabilities	646,000	793,000
Total long-term liabilities	2,795,000	3,921,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

STOCKHOLDERS' EQUITY:
Good Times Restaurants Inc stockholders' equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued
and outstanding as of September 30, 2011 and 2010	-	-
Common stock, $.001 par value; 50,000,000 shares
Authorized, 2,726,214 and 1,299,520 shares issued and
outstanding as of September 30, 2011 and 2010, respectively	8,000	4,000
Capital contributed in excess of par value	19,977,000	18,153,000
Accumulated deficit	(17,680,000)	(16,737,000)
Total Good Times Restaurants Inc stockholders' equity	2,305,000	1,420,000
Non-controlling interest in partnerships	215,000	274,000
Total stockholders' equity	2,520,000	1,694,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,999,000	$8,318,000

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2011	2010
NET REVENUES:
Restaurant sales	$20,183,000	$20,390,000
Area development and franchise fees	1,000	16,000
Franchise royalties	419,000	457,000
Total net revenues	20,603,000	20,863,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	7,241,000	7,181,000
Payroll and other employee benefit costs	7,043,000	7,359,000
Restaurant occupancy costs	3,220,000	3,361,000
Other restaurant operating costs	952,000	970,000
Depreciation and amortization	888,000	943,000
Total restaurant operating costs	19,344,000	19,814,000

General and administrative costs	1,281,000	1,482,000
Advertising costs	757,000	1,156,000
Franchise costs	70,000	124,000
Loss (gain) on restaurant asset sale	(184,000)	199,000
Loss From Operations	(665,000)	(1,912,000)

Other Income (Expenses):
Interest income	1,000	1,000
Interest expense	(280,000)	(599,000)
Unrealized income (loss) on interest rate swap	27,000	3,000
Total other expenses, net	(252,000)	(595,000)
LOSS FROM CONTINUING OPERATIONS	( $917,000 )	( $2,507,000 )
Income (loss) from discontinued operations	22,000	(590,000)
NET LOSS	( $895,000 )	( $3,097,000 )
Income (loss) from non-controlling interests	(118,000)	165,000
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	( $1,013,000 )	( $2,932,000 )

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	( $.38)	( $1.93 )
Discontinued operations	$.01	( $.45 )
Net loss applicable to common stockholders	( $.42)	( $2.26 )

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	2,440,860	1,299,520

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM OCTOBER 1, 2009 THROUGH SEPTEMBER 30, 2011

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares (1)	Par Value	Capital Contributed in Excess of Par Value	Non-controlling interest in Partnerships	Accumulated Deficit	Total

BALANCES, October 1, 2009	-	$ 0	1,299,520	$4,000	$17,751,000	$428,000	$(13,805,000)	$4,378,000

Stock option compensation cost					88,000			88,000
Value of warrants issued with debt					153,000			153,000
Value of beneficial conversion feature					161,000			161,000
Non-controlling interest in Partnerships						(154,000)		(154,000)
Net Loss and comprehensive loss							(2,932,000)	(2,932,000)

BALANCES, September 30, 2010	-	$ 0	1,299,520	$4,000	$18,153,000	$274,000	$(16,737,000)	$1,694,000

Stock issued			1,426,694	4,000	1,763,000			1,767,000
Stock option compensation cost					61,000			61,000
Non-controlling interest in Partnerships						(59,000)	70,000	11,000
Net Loss and comprehensive loss							(1,013,000)	(1,013,000)

BALANCES, September 30, 2011	-	$ 0	2,726,214	$8,000	$19,977,000	$215,000	$(17,680,000)	$2,520,000

(1)     Adjusted to effect a 1 for 3 reverse stock split on December 31, 2010

See accompanying notes to these consolidated financial statements.

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(895,000)	$(3,097,000)
Income (loss) from discontinued operations	22,000	(590,000)
Net loss from continuing operations	(917,000)	(2,507,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	888,000	943,000
Amortization of debt issuance costs	48,000	259,000
Accretion of deferred rent	(62,000)	(167,000)
Write off of note receivable	4,000	85,000
Loss (gain) on disposal of property, restaurants and equipment	(184,000)	199,000
Stock option compensation cost	61,000	88,000
Unrealized loss (income) on interest rate swap agreement	(27,000)	(3,000)

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	51,000	22,000
Inventories	10,000	10,000
Prepaid expenses and other	(9,000)	(6,000)
Deposits and other assets	(43,000)	(47,000)
(Decrease) increase in:
Accounts payable	(220,000)	361,000
Accrued and other liabilities	(120,000)	166,000
Net cash used in operating activities from continuing operations	(520,000)	(597,000)
Net cash used in operating activities from discontinued operations	(19,000)	(140,000)
Net cash used in operating activities	(539,000)	(737,000)

Cash Flows From Investing Activities:
Payments for the purchase of property and equipment	(189,000)	(61,000)
Proceeds from the sale of assets	1,143,000	100,000
Payments received on loans to franchisees and to others	-	15,000
Net cash provided by investing activities	954,000	54,000

Cash Flows From Financing Activities:
Principal payments on notes payable, capital leases, and long‑term debt	(1,617,000)	(144,000)
Borrowings on notes payable and long-term debt	-	400,000
Proceeds from stock sale	1,727,000	-
Advances (distributions) from minority interest partner	(107,000)	41,000
Net cash provided by financing activities	3,000	297,000

Net Change in Cash and Cash Equivalents:	418,000	(386,000)
Cash and Cash Equivalents, beginning of year	429,000	815,000
Cash and Cash Equivalents, end of year	$847,000	$429,000

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$240,000	$282,000
Non-cash fair value of warrants and beneficial conversion feature	-	$313,000
Purchase of equipment with debt and capital leases	$124,000	-

See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial statements

1.             Organization and Summary of Significant Accounting Policies:

Organization - Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

Drive Thru commenced operations in 1986 and, as of September 30, 2011, operates twenty five company-owned and joint venture drive-thru fast food hamburger restaurants.  The Company's restaurants are located in Colorado. In addition, Drive Thru has twenty franchises, sixteen operating in Colorado, two in Wyoming, one in Idaho and one in North Dakota, and is offering franchises for development of additional Drive Thru restaurants.

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

Property and Equipment - Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to eight years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized.  When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

At September 30, 2010 we had classified $2,445,000 as assets held for sale in the accompanying consolidated balance sheet. These costs were related to two sites, one in Firestone, Colorado which has been fully developed and one in Aurora, Colorado that was sold to a third party in December 2010.  The proceeds of the land sale were used for the reduction of the line of note payable to PFGI II, LLC. As of September 30, 2011 we have reclassified the Firestone, Colorado property as held and used resulting in a $92,000 depreciation expense charge to accurately reflect the net book value of the restaurant in the accompanying consolidated balance sheet.

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

An analysis was performed on a restaurant by restaurant basis at September 30, 2011, given the results of our analysis there were no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Sales of Restaurants and Restaurant Equity Interests - Sales of restaurants or non-controlling equity interests in restaurants developed by the Company are recorded under either the full accrual method or the installment method of accounting.  Under the full accrual method, a gain is not recognized until the collectability of the sales price is reasonably assured and the earnings process is virtually complete without further contingencies.  When a sale does not meet the requirements for income recognition, the related gain is deferred until those requirements are met.  Under the installment method, the gain is incrementally recognized as principal payments on the related notes receivable are collected.  The Company's accounting policy, with regards to the sale of restaurants, is in accordance with the guidance of FASB ASC 360-10, Property, Plant, and Equipment.  If the initial payment is less than specified percentages, use of the installment method is required.

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

Deferred Liabilities - Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $322,000 as of September 30, 2011) is reflected in the accompanying consolidated balance sheet as a deferred liability.  Also included in the $646,000 deferred liability balance is a $307,000 deferred gain on the sale of the building and improvements of one Company-owned restaurant in a sale leaseback transaction. The building and improvements were subsequently leased back from the third party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty year lease.

Opening Costs - Restaurant opening costs are expensed as incurred.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2008 through 2011. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 30, 2011.

Net Income (Loss) Per Common Share - The income (loss) per share is presented in accordance with the guidance of FASB ASC 260-10, Earnings per Share (EPS).  Basic EPS is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 14,964 and 906 shares of common stock were not included in computing diluted EPS for 2011 and 2010, respectively, because their effects were anti-dilutive.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 30, 2011, notes receivable totaled $15,000 and is due from one entity.  Additionally, the Company has other current receivables totaling $106,000, which includes $67,000 of franchise receivables.

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

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate $1,100,000 term loan. In fiscal 2008 the Company recorded the fair value of these contracts in the balance sheet, with the offset to other comprehensive loss. In fiscal 2009 through fiscal 2011 the fair value has been recognized in current earnings, as the cash flow hedge has been de-designated. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. See Note 4 for additional information.

Stock-Based Compensation - Stock-based compensation is presented in accordance with the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation. Under the provisions of FASB ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). See Note 11 for additional information.

Variable Interest Entities - FASB ASC 810-20, Consolidation of Variable Interest and Special-Purpose Entities, can require consolidation of "variable interest entities" (VIEs).  Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has one franchisee with a note payable to the Company.  This franchisee is a VIE as defined by FASB ASC 810-20, however, the franchisee is the primary beneficiary of this entity, not the Company.  Therefore they are not required to be consolidated under the guidance of FASB ASC 810-20.

Fair Value of Financial Instruments - The Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, effective October 1, 2008. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. See Note 10 for additional information.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by Topic 820 of the FASB ASC, must maximize the use of observable inputs and minimize the use of unobservable inputs.

FASB ASC 820 defines three levels of inputs that may be used to measure fair value and requires that the assets or liabilities carried at fair value must be disclosed by the input level under which they were valued. The input levels defined under FASB ASC 820 are as follows:

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

Non-controlling Interests

Non-controlling interests are presented in accordance with the provisions of FASB ASC 810, Consolidation. FASB ASC 810 requires non-controlling interests to be presented as a separate item in the equity section of the consolidated balance sheet. The amount of consolidated net income or loss attributable to non-controlling interests are required to be clearly presented on the face of the consolidated income statement.

Subsequent Events

The Company follows the provisions of FASB ASC 855, Subsequent Events.  FASB ASC 855 establishes the accounting for, and disclosure of, material events that occur after the balance sheet date but before the financial statements are issued.  In general, these events will be recognized if the condition existed at the date of the balance sheet, but will not be recognized if the condition did not exist at the balance sheet date.  Disclosure is required for non-recognized events if required to keep the financial statements from being misleading.

Recent Accounting Pronouncements - There are no current pronouncements that affect the Company.

2.             Liquidity:

As of September 30, 2011, we had $847,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2012. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2012.    Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term distribution and location of restaurants.

As of September 30, 2011, we had a working capital deficit of $488,000 due to normal recurring accounts payable and other accrued liabilities.

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

Following is a summary of the costs from discontinued operations for the current and prior year periods:

	Twelve Months Ended
	September 30,
	2011	2010
Results of operations	( $5,000 )	( $153,000 )
Future lease obligations, fair value	(4,000)	(143,000)
Asset impairment credits (charges) and other costs	31,000	(294,000)

Income (loss) from discontinued operations	$22,000	($590,000 )

With respect to the Commerce City closed location, we have continuing aggregate lease obligations of $670,000 and we have subleased the location for $546,000 in aggregate sublease income. We have recorded an estimated discounted liability of $96,000 related to this location. We terminated the lease on the Denver location effective February 1, 2011 and no longer remain liable for any future lease obligations. In the three month period ended March 31, 2011 we reversed the $31,000 accrued lease liability associated with the Denver location.

4.             Debt AND CAPITAL LEASES:

Note payable with PFGI II, LLC with monthly payments of principal and interest (8.65%, with a 25 year amortization) and a balloon payment of all unpaid principal due on December 31, 2012. The loan is secured by one Real Property Deed of Trust, four Leasehold Deeds of Trust and Security Agreements and Assignment of Rents and Fixture Filings and two Security Agreements and Assignment of Rents and Fixture Filings related to those six corporate restaurants. The promissory note constitutes a line of credit which may be repaid but not re-advanced, at any time.	$1,645,000

Note payable with Wells Fargo Bank, NA with scheduled payments of principal and interest (prime rate less .5%) due monthly, additional principal payments of $7,500 due monthly through January 2012 and the final payment due in November 2014. The loan is secured by four Security Agreements related to the furniture, fixtures and equipment of the four corporate restaurants.	529,000

Capital signage lease with Yesco, LLC with payments of principal and interest (8%) due monthly and the final payment due in August 2016.	90,000

Note payable with Ally Financial with payments of principal and interest (1.9%) due monthly and the final payment due in July 2015. The loan is secured by a 2011 GMC utility van.	31,000
Unamortized note discount related to warrants issued in connection with the above note payable with PFGI II, LLC.	(33,000)
2,262,000
Less current portion	(195,000)
Long term portion	$2,067,000

In conjunction with the Wells Fargo Bank term loan, the Company entered into a variable to fixed interest rate swap agreement with Wells Fargo Bank effective May 9, 2007, with a notional amount of $1,100,000, a pay rate of 7.77% and a receive rate based on the bank prime rate less .50%. The swap agreement has an eight-year term and has the effect of normalizing the effective interest rate at 7.77%. As of September 30, 2011, the fair value of the contract was a loss of $57,000. The unrealized loss has been recorded in interest expense.

As of September 30, 2011, principal payments on debt become due as follows:

Years Ending September 30,
2012	$195,000
2013	1,797,000
2014	196,000
2015	55,000
2016	19,000
$2,262,000

As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement with Wells Fargo Bank that modified the loan covenants and provided additional collateral to Wells Fargo for the remaining loan balance of $529,000. As of September 30, 2011 we were in compliance with all of the modified loan covenants.

As previously disclosed in the Company's current report on Form 8-K filed December 9, 2011, we received notice from Wells Fargo Bank, N.A. (the "Bank") that the Company is currently not in compliance with certain covenants under the Amended and Restated Credit Agreement dated December 10, 2010 (the "Credit Agreement"), including covenants requiring that the Company's tangible net worth not be less than $2,500,000 at any time and that the Company deliver certain landlord's disclaimer and consent documents to the Bank.  As previously disclosed in the Company's current report on Form 8-K filed December 27, 2011 we entered into a First Amendment to the Amended Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note with Wells Fargo Bank (together, the "Amendments") that waived the current covenant defaults  and  modified the loan covenants and note terms.  The Amendments are conditioned upon the closing of the sale of the Littleton restaurant described above and provide for a prepayment of $100,000 in principal from the proceeds from the sale of the Littleton, Colorado restaurant, the release of collateral associated with that restaurant, the waiver of certain other collateral requirements, and a revision to the amortization and maturity date of the remaining loan balance as of January 2, 2012 of $349,000 to December 31, 2013.  There was no change to the interest rate of the loan.

5.             Other Accrued Liabilities:

Other accrued liabilities consist of the following at September 30, 2011:

Wages and other employee benefits	$238,000
Taxes, other than income tax	462,000
Discontinued operations	14,000
Other	178,000

$892,000

6.             Commitments and Contingencies:

The Company's office space, and the land and buildings related to the Drive Thru restaurant facilities are classified as operating leases and expire over the next 13 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2011 and 2010.

Following is a summary of operating lease activities:

Year Ended September 30,2011
Minimum rentals	$2,081,000
Less sublease rentals	(355,000)

Net rent paid	$1,726,000

As of September 30, 2011, future minimum rental commitments required under the Company's operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ending September 30,
2012	$1,918,000
2013	1,926,000
2014	1,723,000
2015	1,301,000
2016	1,133,000
Thereafter	5,587,000
13,588,000
Less sublease rentals	(2,410,000)

$11,178,000

The Company is contingently liable on several ground leases that have been subleased or assigned to franchisees. The subleased and assigned leases expire between 2015 and 2024. Currently we have not been notified nor are we aware of any leases in default by the franchisees, however there can be no assurance that there will not be such defaults in the future which could have a material effect on our future operating results.

7.             Financing Transactions:

Wells Fargo Bank N.A.

In May 2007 we borrowed $1,100,000 from Wells Fargo Bank (the "Bank") under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement that modified the loan covenants and provided additional collateral to Wells Fargo for the remaining loan balance of $528,552. In addition to the normal recurring principal payments we made additional principal payments in fiscal 2011 of $67,500 from the proceeds of the sale of two company-owned restaurants in Colorado Springs, Colorado to further reduce the note payable thereby reducing certain collateral under the modified Credit and Loan Agreement.

On December 27, 2011, Good Times Restaurants Inc. and its subsidiary Good Times Drive Thru Inc. (together, the "Company") entered into a First Amendment To Amended and Restated Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note in the principal amount of $470,874.00 (together the "Amendments") with the Bank. The Amendments are conditional upon the closing of the sale of the Littleton restaurant described under Recent Events and provide for a reduction in the principal amount of the loan by an additional $100,000 from the proceeds of that sale , the release of collateral associated with that restaurant and a modification to the repayment terms and maturity date of the loan to December 31, 2013.  The Amendments waive the current covenant defaults asserted by the Bank and modify certain financial covenants in the Credit Agreement requiring the Company to have a Net Worth not less than $2,500,000 as of December 31, 2012 and thereafter and an EBITDA Coverage Ratio not less than (i) 0.30 to 1.00 as of the end of the third quarter ending June 30, 2012, (ii) 0.70 to 1.00 as of the end of the fiscal year ending September 30, 2012, and (iii) .90 to 1.00 as of the end of each fiscal quarter thereafter, determined on a rolling 4-quarter basis.  The Company is required to prepay the Term Loan up to the full outstanding principal balance of the note (in addition to any and all other obligations due to Bank including the Interest Rate Swap) upon the sale of any stock or other equity interest in the Company. There was not any change to the interest rate or fees payable to the Bank under the Amendment and the re-amortized loan balance will be $349,000 as of January 2, 2012. Repayment of the loan is secured by equipment in various restaurants owned by the Company.

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

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on one real property funded by the line of credit. The total outstanding balance on the promissory note was $1,645,000 at September 30, 2011.  Of the $1,645,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008. On December 5, 2010 the company sold a parcel of land in Aurora, Colorado and used approximately $812,000 of the net proceeds to reduce the loan balance.

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

8.             Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30:

	2011		2010
	Current	Long Term	Current	Long Term
Deferred assets (liabilities):
Tax effect of net operating loss carry-forward (includes $12,000 of charitable carry-forward)	$ -	$3,128,000	$ -	$3,047,000
Partnership basis difference	-	147,000	-	173,000
Deferred revenue	-	126,000	-	160,000
Property and equipment basis differences	-	339,000	-	286,000
Other accrued liability difference	63,000	43,000	90,000	41,000
Net deferred tax assets	63,000	3,783,000	90,000	3,707,000
Less valuation allowance*	(63,000)	(3,783,000)	(90,000)	(3,707,000)

Net deferred tax assets	$ -	$ -	$ -	$ -

*              The valuation allowance increased by $49,000 during the year ended September 30, 2011.

The Company has net operating loss carry-forwards of approximately $8,196,000 for income tax purposes which expire from 2012 through 2031.  The use of these net operating loss carry-forwards may be restricted due to changes in ownership.

Total income tax expense for the years ended 2011 and 2010 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2011	2010

Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$(355,000)	$(1,026,000)
State income tax, net of federal tax benefit	(31,000)	(88,000)
Effect of change in valuation allowance	49,000	989,000
Permanent differences	22,000	30,000
Expiration of net operating loss carry-forward	312,000	-
Other	3,000	95,000

Provision for income taxes	$ -	$ -

9.             Related Parties:

The Erie County Investment Company (owner of 99% of The Bailey Company) is a holder of our common stock and has certain contractual rights to elect members of the Company's Board of Directors under the Series B Convertible Preferred Stock Agreements entered into in February, 2005.

The Company leases office space from The Bailey Company under a lease agreement which expired in September 2011 and is currently leasing the space on a month to month basis.  Rent paid to them in fiscal 2011 and 2010 for office space was $55,000 and $55,000, respectively.

The Bailey Company is also the owner of one franchised Good Times Drive Thru restaurant which is located in Loveland, Colorado and was the owner of one franchised restaurant in Thornton, Colorado which was closed in October 2009. The Bailey Company has entered into two franchise and management agreements with us. Franchise royalties and management fees paid under those agreements totaled approximately $53,000 and $50,000 for the fiscal years ending September 30, 2011 and 2010, respectively. Amounts due from The Bailey Company related to these agreements at September 30, 2011 and 2010 were $16,000 and $12,000, respectively.

Total interest and commitment fees paid to Golden Bridge, LLC under their agreement were approximately $4,000 and $18,000 for the fiscal years ending September 30, 2011 and 2010, respectively. See Note 8 above for the terms of the loan.

10.          FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011:

Level 2:

Interest Rate Swap liability:

Balance at September 30, 2010	$84,000
Balance at September 30, 2011	$57,000
Net change	$27,000

The unrealized gain for the fiscal year ended September 30, 2011 of $27,000 is reported in the Condensed Consolidated Statement of Operations. There were no transfers in or out of Level 3 for the twelve month period ending September 30, 2011.

11.          Stockholders' Equity:

Non-controlling Interest - Drive Thru is currently the general partner of one limited partnership that was formed to develop Drive Thru restaurants and Drive Thru sold their limited partner interest in one restaurant in June 2010. Limited partner contributions have been used to construct new restaurants.  Drive Thru, as a general partner, generally receives an allocation of approximately 51% of the profit and losses and a fee for its management services.  The equity interest of the unrelated limited partner is shown on the accompanying consolidated balance sheet in the stockholders equity section as a non-controlling interest, and the limited partner's share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations.

Stock Transaction - On December 13, 2010 the company completed a stock sale of 1,400,000 shares of Common Stock, par value $.001, at a price of $1.50 per share to one investor.

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

Stock Option Plans - The Company has an Omnibus Equity Incentive Compensation Plan (the "2008  Plan"), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company's 2001 Stock Option Plan (the "2001  Plan").  As of September 30, 2011, 17,333 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

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

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during fiscal 2011. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Net loss for the fiscal years ended September 30, 2011 and 2010 includes $61,000 and $88,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2011, we granted 4,000 non-statutory stock options and 53,233 incentive stock options with exercise prices of $1.56.  The per-share weighted average fair value was $1.26 for both the non-statutory stock option grants and incentive stock option grants.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Incentive Stock Options	Non-Statutory Stock Options
Expected term (years)	6.5	6.7
Expected volatility	98.5%	97.4%
Risk-free interest rate	2.46%	2.52%
Expected dividends	0	0

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

FASB ASC 718-10-30 requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. These excess tax benefits were $0 for the fiscal years ended September 30, 2011 and 2010.

A summary of stock option activity under our share-based compensation plan for the fiscal year ended September 30, 2011 is presented in the following table: (The numbers of options and the exercise prices shown in this table have been adjusted to effect the one for three reverse stock split that occurred on December 31, 2010.)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	130,027	$9.89
Granted	57,233	$1.56
Exercised	0
Forfeited	(20,038)	$11.28
Expired	(1,200)	$4.14
Outstanding Sept 30, 2011	166,022	$6.89	6.0	$0

Exercisable Sept 30, 2011	80,153	$11.46	3.2	$0

As of September 30, 2011, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $54,000 and is expected to be recognized over a weighted average period of 2.21 years.

The total intrinsic value of stock options exercised during the fiscal year ended September 30, 2011 was $0.  Cash received from stock option exercises for the fiscal year ended September 30, 2011 was $0.

12.          Retirement Plan:

The Company has a 401(k) profit sharing plan (the "Plan").  Eligible employees may make voluntary contributions to the Plan, which may be matched by the Company, in an amount equal to 25% of the employee's contribution up to 6% of their compensation.  The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage.  The Company did not make any matching contributions in fiscal 2011 or fiscal 2010.

13.          Subsequent Events:

We entered into a purchase and sale agreement for the sale of one company-owned restaurant in Littleton, Colorado that was effective October 11, 2011. We anticipate the sale to close prior to December 31, 2011 with estimated net proceeds of $310,000.

As previously disclosed in the Company's current report on Form 8-K filed December 9, 2011, we received notice from Wells Fargo Bank, N.A. (the "Bank") that the Company is currently not in compliance with certain covenants under the Amended and Restated Credit Agreement dated December 10, 2010 (the "Credit Agreement"), including covenants requiring that the Company's tangible net worth not be less than $2,500,000 at any time and that the Company deliver certain landlord's disclaimer and consent documents to the Bank.   As previously disclosed in the Company's current report on Form 8-K filed December 27, 2011 we entered into a First Amendment to the Amended Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note with Wells Fargo Bank (together, the "Amendments") that waived the current covenant defaults  and  modified the loan covenants and note terms.  The Amendments are conditioned upon the closing of the sale of the Littleton restaurant described above and provide for a prepayment of $100,000 in principal from the proceeds from the sale of the Littleton, Colorado restaurant, the release of collateral associated with that restaurant, the waiver of certain other collateral requirements, and a revision to the amortization and maturity date of the remaining loan balance as of January 2, 2012 of $349,000 to December 31, 2013.  There was no change to the interest rate of the loan.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years, Good Times Restaurants has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

ITEM 9A.             CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company's fiscal year ended September 30, 2011, the Company's Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company's disclosure controls and procedures were effective.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. We have concluded that, as of September 30, 2011, the Company's internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

Nothing to report.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors: The directors of Good Times Restaurants are as follows:

Geoffrey R. Bailey, age 59, has served as a Good Times director since 1996 and is a member of the Audit Committee.  He is also a director of The Erie County Investment Co., which owns 99% of The Bailey Company.  The principal business of The Bailey Company owns and operating 58 Arby's restaurants as a franchisee, and The Bailey Company has also been a franchisee and joint venture partner of Good Times Restaurants since 1987.  Mr. Bailey joined The Erie County Investment Co. in 1979.  Mr. Bailey is a graduate of the University of Denver with a Bachelor's Degree in Business Administration.

David L. Dobbin, age 50, was appointed as a Good Times director effective upon the closing of the SII Investment Transaction on December 13, 2010.  He was also appointed as the Chairman of the Board effective as of December 13, 2010.  In addition, he currently serves as Chairman of the Board of Small Island Investments Ltd., the Company's strategic investor (2010-Present).  He also serves as Chairman of the Boards of Terra Nova Pub Group Ltd., its subsidiaries and affiliates (2007-Present) and Welaptega Marine Ltd. (2008-Present), a leading supplier of offshore mooring inspection systems, companies controlled by Mr. Dobbin through Repechage Investments Limited, an investment company formed under the laws of Canada that holds investments in the transportation, service, real estate and hospitality sectors (2001-Present).  Previously, Mr. Dobbin served in several capacities with CHC Helicopter Corporation, an offshore helicopter services provider, and led Canadian Ocean Resource Associates Inc., a consulting firm specializing in best practice reviews, institutional support and public/private partnerships.  Mr. Dobbin holds a Bachelor of Commerce from Memorial University of Newfoundland.

Gary J. Heller, age 44, was appointed as a Good Times director effective upon the closing of the SII Investment Transaction on December 13, 2010.  He is the chairman of the Compensation Committee.  In addition, he currently serves as Secretary and a Director of Elephant & Castle Group Inc. (2007-Present), Secretary and a Manager of Massachusetts Pub Group LLC (2008-Present), and Executive Vice President of Terra Nova Pub Group Ltd. (2009-Present).  Prior to entering the restaurant industry in 2007, Mr. Heller spent 16 years as an investment banker, including serving as a Managing Director of FTI Capital Advisors, LLC (2002-2006) and a Director of Andersen Corporate Finance LLC.  Mr. Heller holds a BA in Economics from the University of Pennsylvania and an MBA in Finance from New York University.

Boyd E. Hoback, age 56, has served as a Good Times director since 1992 and is President and Chief Executive Officer of Good Times Restaurants, a position which he has held since December 1992, and he has been in the restaurant business since the age of 16.  Mr. Hoback has been a vital part of the development of Good Times to a 52-restaurant chain and has been involved in developing all areas of the Company.  Mr. Hoback is an honors graduate of the University of Colorado in finance.

Keith A. Radford, age 42, was appointed as a Good Times director effective upon the closing of the SII Investment Transaction on December 13, 2010.  He is the chairman of the Audit Committee.  In addition, he currently serves as Chief Financial Officer of Terra Nova Pub Group Ltd., Elephant & Castle Group Inc. and Massachusetts Pub Group LLC (2009-Present).  Previously Mr. Radford served as a Director and Vice President of subsidiaries within AKER Solutions, a leading global provider of engineering and construction services, technology products and integrated solutions (2002-2008).  In addition he has over eight years of experience in public practice providing auditing, taxation and business consulting services.  Mr. Radford holds a Bachelor of Commerce degree from Memorial University of Newfoundland and Labrador and is a Chartered Accountant.

Eric W. Reinhard, age 52, has served as a Good Times director since 2005.  He resigned as Chairman of the Board, a position he held since 2005, effective as of December 13, 2010.  He is currently a member of the Compensation Committee.  Mr. Reinhard also serves as President of the Pepsi Cola Bottler's Association, a beverage association management and consulting association and a position he has held since 2006. Prior to June 2004 he was the General Manager for the Pepsi Bottling Group's Great West Business Unit.  While in this role, Mr. Reinhard was also a member of the Pepsi Bottling Group's Chairman's Operating Council, a member of the Food Service Strategic Planning Committee, and a member of The Dr. Pepper Bottler Marketing Committee.   Mr. Reinhard joined Pepsi Cola in 1984 after four years with The Proctor & Gamble Distributing Company.  Since 1984 he has held several field and headquarters positions including Vice President/General Manager Pepsi-Lipton Tea partnership (JV), General Manager Mid-Atlantic business Unit, Area Vice President Retail Channels, Vice President On-Premise Operations and Area Vice President of Franchise Operations.

Mr. Reinhard holds a BA from Michigan State University and has completed the Executive Business Program at the University of Michigan.

There are no family relationships among the directors.  The board has determined that of the current directors Geoffrey R. Bailey, Eric W. Reinhard, David L. Dobbin, Gary J. Heller, and Keith A. Radford are independent directors under the NASDAQ listing standards.

Geoffrey R. Bailey was originally elected to the Board of Directors pursuant to contractual board representation rights granted to The Bailey Company in connection with its investment in shares of our Series A Convertible Preferred Stock in 1996.  Prior to December 13, 2010, Mr. Bailey continued to serve on the board pursuant to contractual board representation rights held by The Bailey Company and its affiliates ("The Bailey Group") in connection with our Series B Convertible Preferred Stock financing in February 2005, whereby The Bailey Group was entitled to elect three members of our Board of Directors, including two independent directors.

Prior to December 13, 2010, Richard J. Stark and Alan A. Teran were the other two members of our Board designated by The Bailey Group under the above provisions.  The other investors in our Series B Convertible Preferred Stock financing also had board representation rights whereby they were entitled to elect three members of our Board.  Eric W. Reinhard was originally elected in 2005 and has continued to serve on our Board pursuant to these provisions.  Prior to December 13, 2010, Ron Goodson and David Grissen were the other two members of our Board designated by the other Series B investors under these provisions.  In connection with the SII Investment Transaction, Messrs. Stark, Teran, Goodson and Grissen resigned from our Board effective as of December 13, 2010.  In addition, the Series B Investors agreed to cancel their Board designation rights under the Series B Convertible Preferred Stock financing documents and to accept in lieu thereof the designation rights set forth in the Purchase Agreement with SII.

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

David L. Dobbin, Gary J. Heller and Keith A. Radford were originally appointed to our Board on December 13, 2010 upon the closing of the SII Investment Transaction, pursuant to SII's designation rights under the Purchase Agreement.  Prior to his resignation on August 10, 2011, John F. Morgan also served as a director of the Company designated by SII.  As a result of the resignation of John F. Morgan, the Board of Directors has exercised its authority to reduce the number of the members of the Board from seven to six and SII has agreed that its right to designate members of the Board will be reduced from four to three members.  Prior to the next meeting of the stockholders of the Company for the election of directors it is the intention of the Board of Directors to restore the number of the members of the Board to seven at which time SII will again exercise its right to designate four members of the Board.

See Item 13 "Certain relationships and related transactions" for additional discussion of these provisions.  There are no other arrangements or understandings between any current director and any other person under which that director was elected or nominated.

Nominee selection process: Our Board of Directors as a whole acts as the nominating committee for the selection of nominees for election as directors.  We do not have a separate standing nominating committee since we require that our director nominees be approved as nominees by a majority of our independent directors.  The Board will consider suggestions by stockholders for possible future nominees for election as directors at the next annual meeting when the suggestion is delivered in writing to the corporate secretary of Good Times Restaurants by April 15 of the year immediately preceding the annual meeting.  No request for a recommended nominee was made by the August 15, 2011 deadline by any stockholder or group of stockholders with beneficial ownership of more than 5% of the Company's common stock as indicated in a Schedule 13D or 13G.

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

Board Committees

Audit Committee: The Audit Committee currently consists of Messrs. Radford, Heller and Reinhard, each of whom is an independent director under the applicable NASDAQ listing standards.  The Board has determined that Mr. Radford is an audit committee financial expert, as that term is defined by the SEC rules.

The function of the Audit Committee relates to oversight of the auditors, the auditing, accounting and financial reporting processes and the review of the Company's financial reports and information.  In addition, the functions of this Committee have included, among other things, recommending to the Board the engagement or discharge of independent auditors, discussing with the auditors their review of the Company's quarterly results and the results of their audit and reviewing the Company's internal accounting controls.  The Audit Committee operates pursuant to a written charter adopted by the Board of Directors.  A current copy of the Audit Committee Charter is available on our website at www.goodtimesburgers.com.  The Audit Committee held five meetings during fiscal 2011.

Compensation Committee: The Compensation Committee currently consists of Messrs. Heller, Bailey and Reinhard, each of who is an independent director under the applicable NASDAQ listing standards.  The function of this Committee is to consider and determine all matters relating to the compensation of the President and Chief Executive Officer and other executive officers, including matters relating to the employment agreements.  The Compensation Committee held one meeting during fiscal 2011.

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

The Compensation Committee has the authority to directly engage, at the Company's expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of executive and director compensation.  For fiscal 2011, the Compensation Committee did not use the services of a compensation consultant or other adviser.  However, the Compensation Committee has reviewed surveys, reports and other market data against which it has measured the competitiveness of the Company's compensation programs.  In determining the amount and form of executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies.

Directors' meetings and attendance: There were five meetings of the Board of Directors held during the last full fiscal year.  No member of the Board of Directors attended fewer than 75% of the board meetings and applicable committee meetings.  The annual meeting of shareholders for fiscal 2010 was attended by Messrs. Bailey, Dobbin and Hoback.  Messrs. Heller, Radford and Reinhard were absent.

Directors' compensation: Each non-employee director receives $500 for each Board of Directors meeting attended.  Members of the Compensation and Audit Committees generally each receive $100 per meeting attended.  However, where both Compensation and Audit Committee meetings are held at the same gathering, only $100 is paid to directors attending both committee meetings.  Additionally, for the fiscal year ended September 30, 2011, each non-employee director received a non-statutory stock option to acquire 2,000 shares of common stock at an exercise price of $1.56. Subsequent to the fiscal year end each director received a non-statutory stock option to acquire 5,000 shares of common stock at an exercise price of $1.31.

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

In this context, the Audit Committee met with management and the independent accountants to review and discuss the Good Times Restaurants financial statements for the fiscal year ended September 30, 2011.  Management represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the financial statements with management and the independent accountants.

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

Based on the Audit Committee's review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Good Times Restaurants Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for filing with the SEC.

Executive officers: The executive officers of Good Times Restaurants are as follows:

Name	Age	Position	Date Began With Company
Boyd E. Hoback	56	President & CEO	September 1987
Susan M. Knutson	53	Controller	September 1987
Scott G. LeFever	53	VP of Operations	September 1987

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

ITEM 11.              EXECUTIVE COMPENSATION

Executive Compensation: The following table sets forth compensation information for 2011 and 2010 with respect to the named executive officers:

Summary Compensation Table for 2011 and 2010:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $[3]	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Boyd E. Hoback	2011	133,000	_	_	17,816	_	_	16,961[1]	167,777
President and Chief Executive Officer	2010	148,000	_	_	29,381	_	_	13,978[1]	191,359
Scott G. LeFever	2011	75,000	_	_	9,565	_	_	12,470[2]	97,035
Vice President of Operations	2010	90,625	_	_	11,645	_	_	10,580[2]	112,850

[1]	The amount indicated for Mr. Hoback includes an automobile allowance, long-term disability and personal expenses.
[2]	The amount indicated for Mr. LeFever includes an automobile allowance and long-term disability.
[3]

The value of stock option awards shown in this column includes all amounts expensed in the Company's financial statements in 2010 and 2011 for equity awards in accordance with the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation, excluding any estimate for forfeitures.  The Company's accounting treatment for, and assumptions made in the valuations of, equity awards is set forth in Note 1 of the notes to the Company's 2011 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  There were no option awards re-priced in 2011.

There were no shares of SARs granted during 2011 or 2010 nor has there been any nonqualified deferred compensation paid to any named executive officers during 2011 or 2010.  The Company does not have any plans that provide for specified retirement payments and benefits at, following or in connection with retirement.

The following table sets forth information as of September 30, 2011 on all unexercised options previously awarded to the named executive officers:

Outstanding Equity Awards at 2011 Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options -Exercisable (#)	Number of Securities Underlying Unexercised Options -Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Boyd E. Hoback	16,667	_	_	$5.25	10/01/11	_	_	_	_
	1,250	_	_	$8.10	10/01/12	_	_	_	_
	1,300	_	_	$10.80	10/01/13	_	_	_	_
	4,000	_	_	$9.33	10/01/14	_	_	_	_
	2,833	_	_	$17.04	10/01/15	_	_	_	_
	0	6,333 (1)	_	$19.14	11/17/16	_	_	_	_
	0	9,501 (2)	_	$4.41	11/14/18	_	_	_	_
	0	4,551 (3)	_	$3.45	11/06/19	_	_	_	_
	0	10,647 (4)	_	$1.56	12/13/20	_	_	_	_
Scott G. LeFever	420	_	_	$8.10	10/01/12	_	_	_	_
	860	_	_	$10.80	10/01/13	_	_	_	_
	1,917	_	_	$9.33	10/01/14	_	_	_	_
	1,917	_	_	$17.04	10/01/15	_	_	_	_
	0	1,917 (1)	_	$19.14	11/17/16	_	_	_	_
	0	5,669 (2)	_	$4.41	11/14/18	_	_	_	_
	0	1,449 (3)	_	$3.45	11/06/19	_	_	_	_
	0	7,985 (4)	_	$1.56	12/13/20	_	_	_	_

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

[2]	The options were granted on November 14, 2008. Assuming continued employment with the Company, the shares under the option agreements will become fully exercisable on November 14, 2011.
[3]	The options were granted on November 6, 2009. Assuming continued employment with the Company, the shares under the option agreements will become fully exercisable on November 6, 2012.
[4]	The options were granted on December 13, 2010. Assuming continued employment with the Company, the shares under the option agreements will become fully exercisable on December 6, 2013.

(The numbers of options and the exercise prices shown in this table have been adjusted to effect the one for three reverse stock split that occurred on December 31, 2010.)

The following table sets forth compensation information for the fiscal year ended September 30, 2011 with respect to directors:

Director Compensation Table for Fiscal Year 2011
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) [1,2]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Geoffrey R. Bailey	2,000	_	840	_	_	_	2,840
David Dobbin	2,000	_	840	_	_	_	2,840
Gary Heller	1,500	_	840	_	_	_	2,340
Eric W. Reinhard	1,000	_	840	_	_	_	1,840
Keith Radford	1,500	_	840	_	_	_	2,340
John Morgan[3]	1,500	_	840	_	_	_	2,340
Boyd E. Hoback [4]	_	_	_	_	_	_	0

[1]

The value of stock option awards shown in this column includes all amounts expensed in the Company's financial statements in 2011 for equity awards in accordance with the guidance of FASB ASC 718-10-30, Compensation - Stock Compensation, excluding any estimate for forfeitures.  The Company's accounting treatment for, and assumptions made in the valuation of equity awards are set forth in Note 1 of the notes to the Company's 2011 consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  There were no option awards re-priced in 2011.

[2]

As of September 30, 2011, the following directors held options to purchase the following number of shares of our common stock:  Mr. Bailey 5,333 shares; Mr. Dobbin 667 shares; Mr. Heller 667 shares; Mr. Reinhard 6,167 shares; Mr. Radford 667 shares; and Mr. Hoback 57,081 shares.

[3]	Mr. Morgan resigned as a director effective as of August 10, 2011. Mr. Morgan's options have expired and are no longer outstanding.
[4]	Mr. Hoback is an employee director and does not receive additional fees for service as a member of the Board.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of common stock by principal stockholders and management: The following table shows the beneficial ownership of shares of Good Times Restaurants common stock as of December 15, 2011 by each person known by Good Times Restaurants to be the beneficial owner of more than five percent of the shares of Good Times Restaurants common stock, each director and each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.  The address for the principal stockholders and the Directors and Officers is 601 Corporate Circle, Golden, CO 80401.

Holder Principal stockholders	Number of shares beneficially owned	Percent of class**

Small Island Investments Ltd	1,383,334	50.74%
The Bailey Company, LLLP	273,837[1]	10.04%
The Erie County Investment Co.	338,730[1]	12.42%
Directors and Officers
David L. Dobbin, Chairman	1,389,001[2]	50.84%
Geoffrey R. Bailey, Director	14,766[3]	*
Boyd E. Hoback, Director, President and Chief Executive Officer	45,214[4]	1.63%
Eric W. Reinhard, Chairman	110,334[5]	4.01%
Scott G. LeFever, Vice President, Operations	12,699[6]	*
Gary H. Heller, Director	5,667[7]	*
Keith A. Radford, Director	5,667[8]	*
All directors and executive officers as a group (8 persons including all those named above)	1,591,550[9]	55.67%

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

[2]	David L. Dobbin owns 100% of Small Island Investments Ltd. Also includes 5,667 shares underlying presently exercisable stock options.
[3]	Includes 10,333 shares underlying presently exercisable stock options and 4,433 warrants to purchase stock.
[4]	Includes 30,217 shares underlying presently exercisable stock options.
[5]	Includes 11,167 shares underlying presently exercisable stock options and 12,500 warrants to purchase stock
[6]	Includes 12,699 shares underlying presently exercisable stock options
[7]	Includes 5,667 shares underlying presently exercisable stock options
[8]	Includes 5,667 shares underlying presently exercisable stock options
[9]

Does not include shares held beneficially by The Bailey Company and The Erie County Investment Co.  If those shares were included, the number of shares beneficially held by all directors and executive officers as a group would be 1,930,280 and the percentage of class would be 67.52%.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In February 2005, we issued 413,333 shares of our Series B Convertible Preferred Stock, including 60,000 shares to The Erie County Investment Co., a substantial holder of our common stock and member of The Bailey Group.  In June 2006, we exercised our mandatory conversion rights under the terms of the Series B preferred stock to convert all of those shares into a total of 413,333 shares of our common stock.  The number of shares shown have been adjusted to effect the one for three reverse stock split that occurred on December 31, 2010. Under the agreements for the Series B preferred stock financing, prior to December 13, 2010, The Bailey Group had the right to elect three directors, provided that two directors meet the NASDAQ independence standards, and the other investors in the Series B preferred stock financing had the right to elect three directors.  As a condition to the closing of the SII Investment Transaction, the Series B investors agreed to waive the foregoing director designation rights, effective as of December 13, 2010.  Going forward, the Series B investors have certain designation rights as set forth in the Purchase Agreement with SII, which is discussed below.

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

Keith A. Radford, Gary J. Heller and David L. Dobbin are the current directors designated by SII.  Prior to his resignation on August 10, 2011, John F. Morgan also served as a director of the Company designated by SII.  As a result of the resignation of John F. Morgan, the Board of Directors has exercised its authority to reduce the number of the members of the Board from seven to six and SII has agreed that its right to designate members of the Board will be reduced from four to three members.  Prior to the next meeting of the stockholders of the Company for the election of directors it is the intention of the Board of Directors to restore the number of the members of the Board to seven at which time SII will again exercise its right to designate four members of the Board.

Geoffrey R. Bailey is the current director designated by The Bailey Group, and Eric W. Reinhard is the current director designated by the other Series B investors.  David L. Dobbin is a director of SII, which holds approximately 50.7% of our outstanding Common Stock as of December 15, 2011.  Geoffrey R. Bailey is a director of The Erie County Investment Co., which owns 99% of The Bailey Company.  The Bailey Company and The Erie County Investment Co. are principal stockholders of us.  Geoffrey R. Bailey's father, Paul T. Bailey, is the principal owner of The Erie County Investment Co.

Our corporate headquarters are located in a building owned by The Bailey Company and in which The Bailey Company also has its corporate headquarters.  We currently lease our executive office space of approximately 3,693 square feet from The Bailey Company for approximately $55,000 per year.  The lease expired September 30, 2009 and we continue to lease the space on a month to month basis.

The Bailey Company is also the owner of one franchised Good Times Drive Thru restaurant which is located in Loveland, Colorado. The Bailey Company has entered into one franchise and management agreement with us.  Franchise royalties and management fees paid under those agreements totaled approximately $53,000 and $50,000 for the fiscal years ending September 30, 2011 and 2010, respectively.

In April 2009 the Company entered into a loan agreement with Golden Bridge, pursuant to which Golden Bridge made a loan of $185,000 to the Company.  This loan was repaid in full out of the proceeds received by the Company in the SII Investment Transaction.  Director Eric Reinhard and former directors Ron Goodson, David Grissen, Richard Stark, and

Alan Teran, who are all stockholders of the Company, are the sole members of Golden Bridge, and Eric Reinhard is the sole manager of Golden Bridge.  The Company's obtaining of the loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.  Total interest and commitment fees paid under this agreement were approximately $7,000 and $18,000 for the fiscal years ending September 30, 2011 and 2010, respectively. The amount due to related parties under this agreement that is included in notes payable was $0 at September 30, 2011. See Note 8 to our Consolidated Financial Statements of Item 8 above for the terms of the loan.

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

Based solely on a review of the reports filed with Good Times Restaurants and written representations received from reporting persons Good Times Restaurants believes that during the fiscal year ended September 30, 2011 all Section 16(a) filing requirements for its officers, directors, and more than ten percent shareholders were complied with on a timely basis.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS: The Board of Directors appointed HEIN & ASSOCIATES LLP as Good Times Restaurants' independent auditors for the fiscal year ended September 30, 2010 and fiscal year 2011, and to perform other accounting services.  Representatives of HEIN & ASSOCIATES LLP are expected to be present at the annual meeting of shareholders, and will have the opportunity to make a statement if they so desire and to respond to appropriate shareholder questions.

Audit Fees: The aggregate fees billed for professional services rendered by HEIN & ASSOCIATES LLP for its audit of the Company's annual financial statements for the fiscal year ended September 30, 2011, and its reviews of the financial statements included in the Company's Forms 10-Qs for fiscal year 2011 were $71,482 compared to $75,910 in fees for the fiscal year ended 2010.

Audit Related Fees: There were no aggregate fees billed by HEIN & ASSOCIATES LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" for the fiscal years ended September 30, 2011 and September 30, 2010.

Tax Fees: The aggregate fees billed by HEIN & ASSOCIATES LLP for the preparation and review of the Company's tax returns for the fiscal year ended September 30, 2011 were $10,500 compared to $10,500 in fees for the fiscal year ended September 30, 2010.

All Other Fees: The aggregate fees billed to Good Times Restaurants for all other services rendered by HEIN & ASSOCIATES LLP for fiscal year 2011 were $14,030 compared to $12,214 in fees for the fiscal year ended September 30, 2010.  These fees are primarily related to a 401(k) plan audit.

Audit Committee: Policy on Pre-Approval Policies of Auditor Services: Under the provisions of the Audit Committee Charter, all audit services and all permitted non-audit services (unless subject to a de minimis exception allowed by law) provided by our independent auditors, as well as fees and other compensation to be paid to them, must be approved in advance by our Audit Committee.  All audit and other services provided by HEIN & ASSOCIATES LLP during the fiscal year ended September 30, 2011, and the related fees as discussed above, were approved in advance in accordance with SEC rules and the provisions of the Audit Committee Charter.  There were no other services or products provided by HEIN & ASSOCIATES LLP to us or related fees during the fiscal year ended September 30, 2011 except as discussed above.

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

3.1

Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant's Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2

Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant's Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3

Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 000-18590) incorporated herein by reference)

3.4

Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

3.5

Restated Bylaws of Registrant, amended as of August 14, 2007 (previously filed as Exhibit 3/1 to the registrant's current report on Form 8-K dated August 14, 2007 (File No. 000-18590) and incorporated herein by reference)

3.6

Certificate of Change of Good Times Restaurants Inc. of (previously filed as Exhibit 3.1 to the registrant's Form 8-K Report dated January 12, 2011 (File No. 000-18590) and incorporated herein by reference)

4.1

Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

10.1

1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.2

1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

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

10.31	Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on March 4, 2010 (Registration No. 333-165189) and incorporated herein by reference

Exhibit	Description
10.32

First Amendment to Loan Agreement, Convertible Secured promissory Note and Warrants (previously filed as Exhibits 4.1, 10.1 and 10.2 to the registrant's Form 8-K Report dated April 6, 2010 (File No. 000-18590) and incorporated herein by reference)

10.33

Amendment No. 1 to Registration Statement (previously filed on the registrant's Registration Statement on Form S-3 filed on April 27, 2010 (Registration No. 333-165189) and incorporated herein by reference

10.34

Securities Purchase Agreement dated October 29, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated November 3, 2010 (File No. 000-18590) and incorporated herein by reference)

10.35

Registration Rights Agreement dated December 13, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.36

Loan and Credit and Loan Agreement dated as of December 13, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.37

Consent and Agreement dated as of December 13, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.38

Consent and Waiver dated as of December 13, 2010 (previously filed as Exhibit 10.1 to the registrant's Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.39

First Amendment to Amended and Restated Credit Agreement and Waiver of Defaults and Second Amended and Restated Term Note of December 27, 2011 (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated December 27, 2011 (File No. 000-18590)

14.1

Code of Ethics (previously filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

21.1

Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

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

GOOD TIMES RESTAURANTS INC.
Date: December 29, 2011	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David L. Dobbin	/s/ Susan M. Knutson
David L. Dobbin, Chairman Date: December 29, 2011	Susan M. Knutson, Controller and Principal Financial Officer Date: December 29, 2011

/s/ Geoffrey R. Bailey	/s/ Keith A. Radford
Geoffrey R. Bailey, Director Date: December 29, 2011	Keith A. Radford, Director Date: December 29, 2011

/s/ Gary J. Heller	/s/ Eric W. Reinhard
Gary J. Heller, Director Date: December 29, 2011	Eric W. Reinhard, Director Date: December 29, 2011

/s/ Boyd E. Hoback
Boyd E. Hoback, Director and President and CEO Date: December 29, 2011