Form 10-Q
period 2011-12-31
GOOD TIMES RESTAURANTS INC
filed 2012-02-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2011

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
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ]	No [x]
As of February 14, 2012, there were 2,726,214 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 31, 2011

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3 - 6

	Condensed Consolidated Balance Sheets (unaudited) - December 31, 2011 and September 30, 2011	3 - 4

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended December 31, 2011and 2010	5

	Condensed Consolidated Statements of Cash Flow (unaudited) for the three months ended December 31, 2011and 2010	6

	Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and reserved)	20

Item 5.	Other Information.	20

Item 6.	Exhibits	20

	SIGNATURES	20

	CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31,	September 30,
	2011	2011
CURRENT ASSETS:
Cash and cash equivalents	$758,000	$847,000
Receivables, net of allowance for doubtful accounts of $0	71,000	106,000
Prepaid expenses and other	32,000	47,000
Inventories	187,000	191,000
Notes receivable	4,000	5,000
Total current assets	1,052,000	1,196,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	6,716,000	6,969,000
Leasehold improvements	3,564,000	3,617,000
Fixtures and equipment	7,535,000	7,669,000
	17,815,000	18,255,000

Less accumulated depreciation and amortization	(12,526,000)	(12,533,000)
	5,289,000	5,722,000

OTHER ASSETS:
Notes receivable, net of current portion	17,000	10,000
Deposits and other assets	74,000	71,000
	91,000	81,000

TOTAL ASSETS	$6,432,000	$6,999,000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of discounts of $26,000 and $26,000 respectively	$203,000	$195,000
Accounts payable	432,000	496,000
Deferred income	66,000	101,000
Liabilities related to discontinued operations	14,000	14,000
Other accrued liabilities	938,000	878,000
Total current liabilities	1,653,000	1,684,000
LONG-TERM LIABILITIES:
Debt, net of current portion and net of discounts of $0 and $7,000, respectively	1,896,000	2,067,000
Liabilities related to discontinued operations	79,000	82,000
Deferred liabilities	640,000	646,000
Total long-term liabilities	2,615,000	2,795,000

Continued

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	December 31,	September 30,
	2011	2011
STOCKHOLDERS' EQUITY:
Good Times Restaurants Inc stockholder's equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued and outstanding
as of December 31, 2011 and September 30, 2011	-	-

Common stock, $.001 par value; 50,000,000 shares authorized
2,726,214 shares issued and outstanding
as of December 31, 2011 and September 30, 2011	8,000	8,000

Capital contributed in excess of par value	19,992,000	19,977,000
Accumulated deficit	(18,047,000)	(17,680,000)
Total Good Times Restaurants Inc stockholders' equity	1,953,000	2,305,000
Non-controlling interest in partnerships	211,000	215,000
Total stockholders' equity	2,164,000	2,520,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,432,000	$6,999,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
NET REVENUES:
Restaurant sales, net	$4,747,000	$4,982,000
Franchise revenues	99,000	103,000
Total revenues	4,846,000	5,085,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,662,000	1,758,000
Payroll and other employee benefit costs	1,684,000	1,759,000
Occupancy and other operating costs	1,033,000	1,083,000
Depreciation and amortization	208,000	204,000
Total restaurant operating costs	4,587,000	4,804,000

General and administrative costs	341,000	344,000
Advertising costs	211,000	217,000
Franchise costs	14,000	17,000
Gain on sale of restaurant buildings and equipment	(15,000)	(12,000)
LOSS FROM OPERATIONS	(292,000)	(285,000)

OTHER INCOME AND (EXPENSES):
Unrealized income on interest rate swap	7,000	13,000
Interest expense, net	(54,000)	(112,000)
Total other income and (expenses)	(47,000)	(99,000)

LOSS FROM CONTINUING OPERATIONS	($339,000 )	( $384,000 )

Loss from discontinued operations	(11,000)	(4,000)

NET LOSS	( $350,000 )	( $388,000 )
Income attributable to non-controlling interest	(17,000)	(17,000)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	( $367,000 )	( $405,000 )

Net loss per share - basic and diluted
Continuing operations	( $.12 )	( $.24 )
Discontinued operations	( $.00 )	( $.00 )
Net loss applicable to common shareholders	( $.13 )	( $.25 )

WEIGHTED AVERAGE COMMON SHARES USED IN PER SHARE CALCULATION: BASIC AND DILUTED	2,726,214	1,594,102

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,

2011

2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	( $350,000 )	( $388,000 )
Loss from discontinued operations	(11,000)	(4,000)
Net loss from continuing operations	(339,000)	(384,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,000	204,000
Amortization of debt issuance costs	6,000	28,000
Stock based compensation expense	15,000	15,000
Unrealized gain on interest rate swap	(7,000)	(13,000)
Recognition of gain on sale of restaurant building	(6,000)	(8,000)
Gain on disposal of property and equipment	(9,000)	(4,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	34,000	64,000
Inventories	4,000	(4,000)
Deposits and other	7,000	62,000
(Decrease) increase in:
Accounts payable	(64,000)	(264,000)
Accrued liabilities and deferred income	37,000	19,000
Net cash used in operating activities from continuing operations	(114,000)	(285,000)
Net cash used in operating activities from discontinued operations	(14,000)	(9,000)
Net cash used in operating activities	(128,000)	(294,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of fixed assets	305,000	854,000
Payments for the purchase of property and equipment	(70,000)	(6,000)
Loans made to franchisees and to others	(6,000)	-
Net cash provided by investing activities	229,000	848,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock sale	-	1,727,000
Principal payments on notes payable and long-term debt	(169,000)	(1,437,000)
Distributions paid to non-controlling interests	(21,000)	(22,000)
Net cash provided by (used in) financing activities	(190,000)	268,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(89,000)	822,000

CASH AND CASH EQUIVALENTS, beginning of period	$847,000	$429,000

CASH AND CASH EQUIVALENTS, end of period	$758,000	$1,251,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 48,000	$ 86,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the three month period ended December 31, 2011. Operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The condensed consolidated balance sheet as of September 30, 2011 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2011.

Note 2.           Recent Developments

We sold one company-owned restaurant in Littleton, Colorado to an unrelated third party. The sale closed on December 29, 2011 with net proceeds of $308,000 which resulted in a $9,000 gain on the sale. As described below $100,000 of the proceeds were used to prepay principal on our Wells Fargo Bank note.

We entered into a contract for a sale leaseback transaction with an unrelated third party effective January 25, 2012 related to one company-owned restaurant in Firestone, Colorado, subject to certain buyer contingencies.  We also signed a letter of intent with an unrelated third party on February 1, 2012 for the sale of one company-owned restaurant, subject to certain buyer contingencies. Neither transaction will result in significant gains or losses.

As previously disclosed in the Company's current report on Form 8-K filed December 9, 2011, we received notice from Wells Fargo Bank, N.A. (the "Bank") that the Company was not in compliance with certain covenants under the Amended and Restated Credit Agreement dated December 10, 2010 (the "Credit Agreement"), including covenants requiring that the Company's tangible net worth not be less than $2,500,000 at any time and that the Company deliver certain landlord's disclaimer and consent documents to the Bank.   As previously disclosed in the Company's current report on Form 8-K filed December 27, 2011 we entered into a First Amendment to the Amended Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note with Wells Fargo Bank (together, the "Amendments") that waived the current covenant defaults  and  modified the loan covenants and note terms.  The Amendments were conditioned upon the closing of the sale of the Littleton restaurant described above and provided for a prepayment of $100,000 in principal from the proceeds from the sale of the Littleton, Colorado restaurant, the release of collateral associated with that restaurant, the waiver of certain other collateral requirements, and a revision to the amortization and maturity date of the remaining loan balance as of January 2, 2012 of $349,000 to December 31, 2013.  There was no change to the interest rate of the loan.

In fiscal 2011, we sold two Company-operated restaurants and a franchisee closed one restaurant.  We continue to evaluate the near term realizable asset value of each restaurant compared to its longer term cash flow value and we may choose to sell, sublease or close a limited number of additional lower performing restaurants in fiscal 2012 as we position the company for growth in new store development and reposition our stores away from trade areas that may have shifted demographically or from our current concept direction.  We will require additional capital sources to develop additional company-owned restaurants. We anticipate that the sale of lower volume restaurants will improve our operating margins as a percentage of revenue and provide cash resources for the further reduction of our long term debt and increase our working capital.

Note 3.           Discontinued Operations

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

Discontinued operations losses of $11,000 and $4,000 for the three month periods ended December 31, 2011 and December 31, 2010, respectively, are from results of operations and lease obligations. With respect to the Commerce City closed location, we have continuing aggregate lease obligations of $647,000 and we have subleased the location for $528,000 in aggregate sublease income. We have recorded an estimated discounted liability of $93,000 related to this location. We terminated the lease on the Denver location effective February 1, 2011 and no longer remain liable for any future lease obligations.

Note 4.           Stock-Based Compensation

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

Our net loss for the three months ended December 31, 2011 and December 31, 2010 each include $15,000 of compensation costs related to our stock-based compensation arrangements.

During the three months ended December 31, 2011, we granted 30,000 non-statutory stock options with an exercise price of $1.31 and a per-share weighted average fair value was $1.07.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Non-Statutory Stock Options
Expected term (years)	7.5
Expected volatility	95.71%
Risk-free interest rate	1.47%
Expected dividends	0

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

A summary of stock option activity under our share-based compensation plan for the three months ended December 31, 2011 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	166,022	$ 6.89
Granted	30,000	$ 1.31
Exercised	-
Forfeited	-
Expired	(19,066)	$ 5.25
Outstanding Dec 31, 2011	176,956	$ 6.12	7.1	$ 0

Exercisable Dec 31, 2011	114,085	$ 8.48	6.1	$ 0

As of December 31, 2011, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $71,000 and is expected to be recognized over a period of 1.9 years.

There were no stock options exercised during the three months ended December 31, 2011.

Note 5.           Comprehensive Income (Loss)

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions. The Company's comprehensive loss is equal to its net loss.

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate original $1,100,000 term loan, the current balance of which is $349,000. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. In addition we have recognized an unrealized gain of $7,000 for the three months ended December 31, 2011 in the accompanying Condensed Consolidated Statement of Operations to adjust the liability related to the interest rate swap to fair market value.

Note 6.           Contingent Liabilities and Liquidity

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

In December 2011 the Company amended its note payable to Wells Fargo Bank. At the time the Company was not in compliance with certain loan covenants. Under terms of the amended note agreement, the Company is required to have tangible net worth of not less than $2.5 million as of December 31, 2012, which is greater than the Company's current tangible net worth.  In addition, for the quarter ended June 30, 2012, the Company is required to have an EBITDA coverage ratio of .3 to 1 (and increasing thereafter). The Company is also required to repay this note to the extent any new equity is sold in the Company. While no assurances can be given that the Company will be able to achieve these covenants, the Company believes that through additional financing, improved EBITDA performance and other alternatives the Company is currently pursuing, it will be able to remain in compliance with the amended covenants. If not, and if the bank elected to accelerate the note, it could adversely impact future operations.  However, the Company has paid down the outstanding balance on this loan as of January 3, 2012 to $349,000, of which $182,000 is recorded as a current liability.  In addition, the Company is under contract for a sale leaseback transaction and a signed letter of intent for the sale of one company-owned restaurant (subject to certain buyer contingencies) which together will pay off the PFGI II loan of $1,640,000 in full and add approximately $400,000 of additional working capital to the Company's balance sheet if such transactions are closed as contemplated.

Note 7.           Related Party Transactions

In fiscal 2009 the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who were all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge. The Company's and GTDT's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.  The Loan was paid in full in December 2010 following the closing of the SII Investment Transaction.  Amounts due to related parties that are included in notes payable are $0 at December 31, 2011 and September 30, 2011.

Note 8.           Assets Held for Sale

As of September 30, 2011 we reclassified a Firestone, Colorado property as held and used which resulted in a $92,000 depreciation expense charge to accurately reflect the net book value of the restaurant at September 30, 2011.

Note 9.           Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets. The expected cash flows are based on recent historical cash flows at the restaurant level (the lowest level that cash flows can be determined).

An analysis was performed on a restaurant by restaurant basis at December 31, 2011. Assumptions used in preparing expected cash flows were as follows:

♦

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

♦

Our variable and semi-variable restaurant operating costs are projected to increase proportionately with the sales increases as well as increasing an additional 1.5% per year consistent with inflation.

♦	Our other fixed restaurant operating costs are projected to increase 1.5% to 2% per year.
♦

Food and packaging costs are projected to decrease approximately 1% as a percentage of sales in relation to our fiscal 2011 food and packaging costs as a result of menu price increases and other menu initiatives.

♦	Salvage value has been estimated on a restaurant by restaurant basis considering each restaurant's particular equipment package and building size.

Given the results of our impairment analysis at December 31, 2011 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Note 10.         Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company categorizes its assets and liabilities recorded at fair value based upon the following fair value hierarchy established by the Financial Accounting Standards Board:

Level 1:	Quoted market prices in active markets for identical assets and liabilities.
Level 2:

Observable inputs other than defined in Level 1, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011:

Level 2:

Interest Rate Swap liability:

Balance at September 30, 2011	$57,000
Balance at December 31, 2011	$50,000
Net change	$ 7,000

The unrealized gains for the three month periods ending December 31, 2011 and December 31, 2010 of $7,000 and $13,000, respectively, are reported in the Condensed Consolidated Statement of Operations. There were no transfers in or out of Level 3 for the three month period ending December 31, 2011.

Note 11.         Income Taxes

We account for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2008 through 2011. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 31, 2011.

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

Note 13.         Subsequent Events

We entered into a contract for a sale leaseback transaction with an unrelated third party effective January 25, 2012 related to one company-owned restaurant in Firestone, Colorado, subject to certain buyer contingencies.  We also signed a letter of intent with an unrelated third party on February 1, 2012 for the sale of one company-owned restaurant, subject to certain buyer contingencies. Neither transaction will result in significant gains or losses.

Note 14.         Recent Accounting Pronouncements

There are no current pronouncements that affect the Company.

Note 15.         Stock Transactions

None.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company's form 10-K for the fiscal year ended September 30, 2011.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

Restaurant Locations

We currently operate or franchise a total of forty-three Good Times restaurants, of which forty are in Colorado, with thirty eight in the Denver greater metropolitan area, one in Colorado Springs and one in Silverthorne. Six of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there is one in North Dakota, two in Wyoming, and three in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Wyoming	North Dakota
Good Times co-owned & co-developed	23	22	1
Good Times franchised	14	13	1
Dual brand co-owned	1	1
Dual brand franchised	5	2		2	1
Total	43	38	2	2	1

	As of December 31,
	2011	2010
Company-owned restaurants	17	20
Co-developed restaurants	7	7
Franchise operated restaurants	19	21
Total restaurants	43	48

Fiscal 2011: In December 2010 a franchisee operating a Good Times restaurant in Grand Junction, Colorado terminated their franchise agreement and closed the restaurant. In September 2011 the company terminated a franchise agreement with a franchisee operating a Good Times restaurant in Longmont, Colorado. In February 2011 we sold one dual branded company-owned restaurant in Colorado Springs, Colorado, and in May 2011 we sold one company-owned Good Times restaurant in Colorado Springs, Colorado.

Fiscal 2012: In December 2011 a franchisee's franchise agreement expired for a restaurant operating in Boise, Idaho and the franchisee closed the restaurant. Also in December 2011 we sold one company-owned restaurant in Littleton, Colorado. We anticipate that franchisees may close up to two low volume franchised restaurants in fiscal 2012 and we may close one or two lower volume company operated restaurants, which would result in improved overall operating margins and more efficient allocation of overhead resources.

The following presents certain historical financial information of our operations.  This financial information includes results for the three month period ending December 31, 2011 and results for the three month period ending December 31, 2010.

Results of Operations

Net Revenues

Net revenues for the three months ended December 31, 2011 decreased $239,000 (4.7%) to $4,846,000 from $5,085,000 for the three months ended December 31, 2010.  Same store restaurant sales increased $140,000 (3.4%) during the three months ended December 31, 2011 for the restaurants that were open for the full three month periods ending December 31, 2011 and December 31, 2010. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales decreased $342,000 due to two company-owned stores sold in fiscal 2011 and one company-owned store sold in December, 2011. Restaurant sales decreased $8,000 due to one company-owned dual branded restaurants not included in same store sales. Restaurant sales also decreased $25,000 due to one non-traditional company-owned restaurant not included in same store sales.

The positive same store sales results for the first fiscal quarter of 2012 reflect the continuation of the positive momentum we have experienced beginning in the last fiscal quarter of 2010 and continuing through all of fiscal 2011.

Our outlook for fiscal 2012 is optimistic based on the last seventeen months' of positive sales trends, however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction increased in fiscal 2011 compared to fiscal 2010 and we are continuing to manage our marketing communications to balance growth in customer traffic and their average expenditure.

Franchise revenues for the three months ended December 31, 2011 decreased $4,000 to $99,000 from $103,000 for the three months ended December 31, 2010 due to a decrease in franchise fees and royalties. Same store Good Times franchise restaurant sales increased 2.2% during the three months ended December 31, 2011 for the franchise restaurants that were open for the full periods ending December 31, 2011 and December 31, 2010. Dual branded franchise restaurant sales remained constant during the three months ended December 31, 2011, compared to the same prior year period. In September 2011 the company terminated a franchise agreement with a franchisee operating a Good Times restaurant in Longmont, Colorado.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 96.6% during the three months ended December 31, 2011 compared to 96.4% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

Three months ended December 31, 2011
Restaurant-level costs for the period ended December 31, 2010	96.4%
Decrease in food and packaging costs	(.3%)
Increase in payroll and other employee benefit costs	.2%
Change in occupancy and other operating costs	-
Increase in depreciation and amortization	.3%
Restaurant-level costs for the period ended December 31, 2011	96.6%

Food and Packaging Costs

For the three months ended December 31, 2011 our food and paper costs decreased $96,000 to $1,662,000 (35.0% of restaurant sales) from $1,758,000 (35.3% of restaurant sales) compared to the same prior year period. The $96,000 decrease is due to lower sales compared to the same prior year period.

In fiscal 2011 our weighted food and packaging costs increased approximately 5% and we implemented a total of 4.7% in menu price increases during the same period. We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy for the balance of fiscal 2012. However, we anticipate our food and packaging costs as a percentage of sales will decrease in fiscal 2012 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2011 our payroll and other employee benefit costs decreased $75,000 to $1,684,000 (35.5% of restaurant sales) from $1,759,000 (35.3% of restaurant sales) compared to the same prior year period. Payroll and other employee benefits decreased $113,000 in the three months ending December 31, 2011 due to the sale of two company-owned restaurants in February and May of 2011. The $113,000 decrease was offset by a $38,000 increase in payroll and employee benefit costs in the remaining restaurants due to increased sales compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended December 31, 2011 our occupancy and other operating costs decreased $50,000 to $1,033,000 (21.8% of restaurant sales) from $1,083,000 (21.7% of restaurant sales) compared to the same prior year period.

We experienced a $96,000 decrease in occupancy and other operating costs compared to the same prior year period due to the sale of two company-owned restaurants in February and May of 2011. The $96,000 decrease was offset by increases in rent, property taxes, repairs and maintenance and bank supplies and fees in the remaining restaurants, compared to the same prior year period.

Depreciation and Amortization

For the three months ended December 31, 2011, our depreciation and amortization increased $4,000 to $208,000 (4.4% of restaurant sales) from $204,000 (4.1% of restaurant sales) compared to the same prior year period.

The increase in depreciation and amortization for the three month period ended December 31, 2011 is due primarily to an increase related to the restaurant reclassified from held for sale to held and used, offset by a decrease of $18,000 due to the sale of two company-owned restaurants in fiscal 2011.

General and Administrative Costs

For the three months ended December 31, 2011, general and administrative costs decreased $3,000 to $341,000 (7.0% of total revenues) from $344,000 (6.8% of total revenues) for the same prior year period.

Advertising Costs

For the three months ended December 31, 2011 advertising costs decreased $6,000 to $211,000 (4.4% of restaurant sales) from $217,000 (4.3% of restaurant sales) for the same prior year period. The decrease is due to lower total restaurant sales in the current period compared to the same prior year period from the closure of restaurants.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales and the percentage contribution for fiscal 2011 remained the same as the prior year period.

Franchise Costs

For the three months ended December 31, 2011, franchise costs decreased $3,000 to $14,000 (.3% of total revenues) from $17,000 (.3% of total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended December 31, 2011, our gain on the sale of assets increased $3,000 to $15,000 from $12,000 for the same prior year period. The current three month period ending December 31, 2011 includes a gain of $9,000 related to the sale of one company-owned restaurant in December 2011.

Loss from Operations

We had a loss from operations of $292,000 in the three months ended December 31, 2011 compared to a loss from operations of $285,000 for the same prior year period.

The increase in loss from operations for the three month period is due primarily to the decrease in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", "Franchise Costs" and "Loss on Sales of Assets" sections of Item 2 above.

Loss from Continuing Operations

The net loss from continuing operations was $339,000 for the three months ended December 31, 2011 compared to a net loss from continuing operations of $384,000 for the same prior year period. The change from the three month period ended December 31, 2011 to December 31, 2010 was attributable to the increase in loss from operations for the three months ended December 31, 2011, offset by a decrease in net interest expense of $58,000 compared to the same prior year period. Net interest expense for the three months ended December 31, 2011 includes non-cash amortization of debt issuance costs of $6,000 compared to $28,000 in the same prior year period. A decrease in our long term notes payable accounts for the remaining $36,000 decrease in net interest expense, compared to the same prior year period.

Income (loss) from Discontinued Operations

The loss from discontinued operations was $11,000 for the three months ended December 31, 2011 compared to $4,000 for the prior year three month period ended December 31, 2010.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2011, we had $758,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2012. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2012.  Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term goal for distribution and location of restaurants.

As of December 31, 2011, we had a working capital deficit of $601,000 due to normal recurring accounts payable and other accrued liabilities exceeding our cash and other current assets.

We sold one company-owned restaurant in Littleton, Colorado to an unrelated third party. The sale closed on December 29, 2011 with net proceeds of $308,000 which resulted in a $9,000 gain on the sale. As described below $100,000 of the proceeds were used to prepay principal on our Wells Fargo Bank note.

Liquidity

As discussed herein, in December 2011 the Company amended its note payable to Wells Fargo Bank. At the time the Company was not in compliance with certain loan covenants. Under terms of the amended note agreement, the Company is required to have tangible net worth of not less than $2.5 million as of December 31, 2012, which is greater than the Company's current tangible net worth. In addition, for the quarter ended June 30, 2012, the Company is required to have an EBITDA coverage ratio of .3 to 1 (and increasing thereafter). While there is no assurance that the Company will be able to achieve these covenants, the Company believes that through additional financing , improved EBITDA performance and other alternatives the Company is currently pursuing, it will be able to remain in compliance with the amended covenants.  If not, and if the bank elected to accelerate the note, it could adversely impact future operations. However, the Company has paid down the outstanding balance on this loan as of January 3, 2012 to $349,000, of which $182,000 is recorded as a current liability. In addition, the Company is under contract for a sale leaseback transaction and a signed letter of intent for the sale of one company-owned restaurant (subject to certain buyer contingencies) which together will pay off the PFGI II loan of $1,640,000 in full and add approximately $400,000 of additional working capital to the Company's balance sheet provided such transactions are closed as contemplated.

Financing Activities

Wells Fargo Note Payable: In May 2007 we borrowed $1,100,000 from Wells Fargo Bank (the "Bank") under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement that modified the loan covenants and provided additional collateral to Wells Fargo for the remaining loan balance of $528,552. In addition to the normal recurring principal payments we have made principal payments of $90,000 from the proceeds of the sale of two company-owned restaurants in Colorado Springs, Colorado to further reduce the note payable thereby reducing certain collateral under the modified Credit and Loan Agreement.

On December 27, 2011, Good Times Restaurants Inc. and its subsidiary Good Times Drive Thru Inc. (together, the "Company") entered into a First Amendment To Amended and Restated Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note in the principal amount of $470,874 (together the Amendments") with the Bank. The Amendments were conditional upon the closing of the sale of the Littleton restaurant described under Recent Events and provide for a reduction in the principal amount of the loan by an additional $100,000 from the proceeds of that sale, the release of collateral associated with that restaurant and a modification to the repayment terms and maturity date of the loan to December 31, 2013.  The Amendments waived the current covenant defaults asserted by the Bank and modify certain financial covenants in the Credit Agreement requiring the Company to have a Net Worth not less than $2,500,000 as of December 31, 2012 and thereafter and an EBITDA Coverage Ratio not less than (i) 0.30 to 1.00 as of the end of the third quarter ending June 30, 2012, (ii) 0.70 to 1.00 as of the end of the fiscal year ending September 30, 2012, and (iii) .90 to 1.00 as of the end of each fiscal quarter thereafter, determined on a rolling 4-quarter basis.  The Company is required to prepay the Term Loan up to the full outstanding principal balance of the note (in addition to any and all other obligations due to Bank including the Interest Rate Swap) upon the sale of any stock or other equity interest in the Company. There was not any change to the interest rate or fees payable to the Bank under the Amendment and the re-amortized loan balance was $349,000 as of January 2, 2012. Repayment of the loan is secured by equipment in various restaurants owned by the Company.

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

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on one real property funded by the line of credit. On December 5, 2010 the company sold a parcel of land in Aurora, Colorado and used approximately $812,000 of the net proceeds to reduce the loan balance. The total outstanding balance on the promissory note was $1,640,000 at December 31, 2011.  Of the $1,640,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008.

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

The Purchase Agreement provides that for so long as SII holds more than 50 percent of our outstanding common stock, (i) our Board of Directors shall consist of seven members, and (ii) SII will have the right to designate four members of our Board.  During fiscal 2011 SII agreed to a Board of Directors consisting of six members, retaining the right to designate a seventh member. In addition, the Purchase Agreement provides that for a period of three years following the Closing, as long as SII continues to own at least 80 percent of its Common Stock acquired, SII will have a right of first refusal to purchase additional securities which are offered and sold by the Company for the purpose of maintaining its percentage interest in the Company.

The proceeds from the SII Investment Transaction were used to pay approximately $288,000 of expenses related to the transaction, repay $585,000 in short term loans, reduce accrued liabilities by $200,000, reduce accounts payable by approximately $150,000 and the balance going to increase the Company's working capital.

Capital Expenditures

We do not have any plans for any significant capital expenditures for the balance of fiscal 2012, other than normal recurring capital expenditures for existing restaurants and the possible exterior re-imaging of several company-owned restaurants. Additional commitments for the development of new restaurants in fiscal 2012 and beyond will depend on the Company's sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash used in operating activities was $128,000 for the three months ended December 31, 2011. The net cash used in operating activities for the three months ended December 31, 2011 was the result of a net loss of ($350,000) as well as cash and non-cash reconciling items totaling $222,000 (comprised of depreciation and amortization of $208,000, stock-based compensation expense of $15,000, a deferred gain of $6,000, an accounts payable decrease of $64,000 and a net increase in other operating assets and liabilities of $69,000).

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

Net cash provided by investing activities for the three months ended December 31, 2011 was $229,000 which reflects proceeds from the sale of property of $305,000, payments of $17,000 for miscellaneous restaurant related capital expenditures, payments of $53,000 for the completion of the installation of new menu boards and a $6,000 loan to a franchisee.

Net cash provided by investing activities for the three months ended December 31, 2010 was $848,000 which reflects proceeds from the sale of property of $854,000 and payments of $6,000 for miscellaneous restaurant related capital expenditures.

Net cash used in financing activities for the three months ended December 31, 2011 was $190,000, which includes principal payments on notes payable and long term debt of $169,000 and distributions to non-controlling interests of $21,000.

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

Subsequent Events

We entered into a contract for a sale leaseback transaction with an unrelated third party effective January 25, 2012 related to one company-owned restaurant in Firestone, Colorado, subject to certain buyer contingencies.  We also signed a letter of intent with an unrelated third party on February 1, 2012 for the sale of one company-owned restaurant, subject to certain buyer contingencies. Neither transaction will result in significant gains or losses.

Impact of Inflation

In fiscal 2011 our weighted food and packaging costs increased approximately 5%. We implemented a 1.2% menu price increase in February 2011, a 1.1% menu price increase in late May 2011 and a 2.4% menu price increase in September 2011. We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2012. However, we anticipate our food and packaging costs as a percentage of sales will decrease in fiscal 2012 from a combination of price increases, product sales mix changes and recipe modifications. We are planning moderate price increases in fiscal 2012, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DATE: February 14, 2012
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller