Form 10-Q
period 2012-03-31
GOOD TIMES RESTAURANTS INC
filed 2012-05-15
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes [ ]	No [x]

As of May 15, 2012, there were 2,726,214 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 31, 2012

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3 - 6

	Condensed Consolidated Balance Sheets (unaudited) - March 31, 2012 and September 30, 2011	3 - 4

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended March 31, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flow (unaudited) for the six months ended March 31, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	21

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 1B.	Unresolved Staff Comments	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and reserved)	21

Item 5.	Other Information.	21

Item 6.	Exhibits	21

	SIGNATURES	22

	CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	September 30,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$586,000	$847,000
Receivables, net of allowance for doubtful accounts of $0	86,000	106,000
Prepaid expenses and other	42,000	47,000
Inventories	183,000	191,000
Notes receivable	13,000	5,000
Total current assets	910,000	1,196,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	6,735,000	6,969,000
Leasehold improvements	3,582,000	3,617,000
Fixtures and equipment	7,539,000	7,669,000
	17,856,000	18,255,000

Less accumulated depreciation and amortization	(12,707,000)	(12,533,000)
	5,149,000	5,722,000

OTHER ASSETS:
Notes receivable, net of current portion	17,000	10,000
Deposits and other assets	66,000	71,000
	83,000	81,000

TOTAL ASSETS	$6,142,000	$6,999,000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of discounts of $20,000 and $26,000 respectively	$203,000	$195,000
Accounts payable	489,000	496,000
Deferred income	35,000	101,000
Other accrued liabilities	1,085,000	892,000
Total current liabilities	1,812,000	1,684,000

LONG-TERM LIABILITIES:
Debt, net of current portion and net of discounts of $0 and $7,000, respectively	1,841,000	2,067,000
Deferred liabilities	709,000	728,000
Total long-term liabilities	2,550,000	2,795,000

Continued

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	March 31,	September 30,
	2012	2011
STOCKHOLDERS' EQUITY:
Good Times Restaurants Inc stockholder's equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued and outstanding
as of March 31, 2012 and September 30, 2011	-	-

Common stock, $.001 par value; 50,000,000 shares authorized
2,726,214 shares issued and outstanding
as of March 31, 2012 and September 30, 2011	8,000	8,000

Capital contributed in excess of par value	20,008,000	19,977,000
Accumulated deficit	(18,443,000)	(17,680,000)
Total Good Times Restaurants Inc stockholders' equity	1,573,000	2,305,000
Non-controlling interest in partnerships	207,000	215,000
Total stockholders' equity	1,780,000	2,520,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,142,000	$6,999,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
NET REVENUES:
Restaurant sales, net	$4,469,000	$4,607,000	$9,216,000	$9,589,000
Franchise revenues	101,000	96,000	200,000	199,000
Total revenues	4,570,000	4,703,000	9,416,000	9,788,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,551,000	1,660,000	3,213,000	3,418,000
Payroll and other employee benefit costs	1,624,000	1,725,000	3,307,000	3,484,000
Occupancy and other operating costs	964,000	1,020,000	1,999,000	2,104,000
Depreciation and amortization	199,000	203,000	406,000	408,000
Total restaurant operating costs	4,338,000	4,608,000	8,925,000	9,414,000

General and administrative costs	352,000	332,000	694,000	677,000
Advertising costs	222,000	198,000	433,000	414,000
Franchise costs	14,000	19,000	28,000	37,000
Gain on sale of restaurant buildings and equipment	(6,000)	(86,000)	(21,000)	(98,000)
LOSS FROM OPERATIONS	(350,000)	(368,000)	(643,000)	(656,000)

OTHER INCOME AND (EXPENSES):
Unrealized income on interest rate swap	5,000	10,000	12,000	23,000
Other income (expense)	(1,000)	27,000	(12,000)	24,000
Interest expense, net	(50,000)	(57,000)	(104,000)	(168,000)
Total other income and (expenses)	(46,000)	(20,000)	(104,000)	(121,000)

NET LOSS	( $396,000 )	( $388,000 )	( $747,000 )	( $777,000 )

Income (expense) from non-controlling interest	1,000	(11,000)	(16,000)	(27,000)

NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS INC	( $395,000 )	( $399,000 )	( $763,000 )	( $804,000 )

Net loss per share - basic and diluted
Net loss	( $.15 )	( $.14 )	( $.27)	( $.36 )
Net loss attributable to Good Times Restaurants Inc	( $.14 )	( $.15 )	( $.28)	( $.37 )

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION: BASIC AND DILUTED	2,726,214	2,726,214	2,726,214	2,153,938

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,

2012

2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	( $747,000 )	( $777,000 )

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	406,000	408,000
Amortization of debt issuance costs	13,000	35,000
Stock based compensation expense	31,000	30,000
Unrealized gain on interest rate swap	(12,000)	(23,000)
Accretion of deferred rent	-	(31,000)
Recognition of deferred gain on sale of restaurant building	(12,000)	(79,000)
Gain on disposal of property and equipment	(9,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	19,000	26,000
Inventories	8,000	8,000
Deposits and other	(3,000)	(107,000)
(Decrease) increase in:
Accounts payable	(7,000)	(94,000)
Accrued liabilities and deferred income	137,000	10,000
Net cash used in operating activities	(176,000)	(594,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of fixed assets	305,000	946,000
Payments for the purchase of property and equipment	(120,000)	(10,000)
Payments received (loans made) to franchisees and to others	(15,000)	-
Net cash provided by investing activities	170,000	936,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock sale	-	1,727,000
Principal payments on notes payable and long-term debt	(231,000)	(1,490,000)
Distributions paid to non-controlling interests	(24,000)	(21,000)
Net cash provided by (used in) financing activities	(255,000)	216,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(261,000)	558,000

CASH AND CASH EQUIVALENTS, beginning of period	$847,000	$429,000

CASH AND CASH EQUIVALENTS, end of period	$586,000	$987,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 92,000	$141,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 and the results of its operations and its cash flows for the three and six month periods ended March 31, 2012. Operating results for the three and six month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The condensed consolidated balance sheet as of September 30, 2011 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2011.

Commencing in 2011, the Company began analyzing it operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  During 2011 the Company closed two restaurants and in 2012, the Company has closed one restaurant.  The operations related to these restaurants are reflected as part of continuing operations as they were within one continuing operating region. The Company had minimal gains in connection with the sales of each of these restaurants and their combined operating losses were approximately $80,000 in 2011 and very insignificant in 2012.  Prior to 2010 the Company evaluated operations at the restaurant level. In its reevaluation the Company determined that as most of the Company's restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, it would be more appropriate to perform its analysis on a regional basis.

During the six month periods ended March 31, 2012 and 2011 the Company incurred expenses of $12,000 and income of $24,000, respectively, and has a remaining lease liability of $80,000 as of March 31, 2012, related to a restaurant that was closed prior to 2011 and was previously classified as discontinued operations. Due to the insignificance of the amounts, the Company has reclassified such amounts as other expense in operations and as other liabilities on the condensed consolidated balance sheet.

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

We have entered into a letter of intent and are negotiating the final contract terms for a sale leaseback transaction with an unrelated third party related to one company-owned restaurant in Firestone, Colorado.  If consummated the transaction would provide approximately $1,400,000 of net proceeds.  We also entered into a contract with an unrelated third party on May 10, 2012 for the sale of one company-owned restaurant for $630,000, subject to certain buyer contingencies. Neither transaction will result in material gains or losses.  We anticipate using the proceeds from the transactions to reduce notes payable of $1,634,000 and to increase our working capital.

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

In fiscal 2012 we sold one Company-operated restaurant and two franchise restaurants closed. In fiscal 2011, we sold two Company-operated restaurants and a franchisee closed one restaurant.  We continue to evaluate the near term realizable asset value of each restaurant compared to its longer term cash flow value and we may choose to sell, sublease or close a limited number of additional lower performing restaurants in fiscal 2012 as we position the company for growth in new store development and reposition our stores away from trade areas that may have shifted demographically or from our current concept direction.  We will require additional capital sources to develop additional company-owned restaurants. We anticipate that the sale of lower volume restaurants will improve our operating margins as a percentage of revenue and provide cash resources for the further reduction of our long term debt and increase our working capital.

As reported on its Form 8K on April 6, 2012, the Company entered into a financial advisory services agreement (the "Agreement") with Heathcote Capital LLC ("Heathcote"), pursuant to which Heathcote will provide the Company with exclusive financial advisory services in connection with a possible strategic transaction (the "Transaction").  The services to be provided by Heathcote may involve identifying and contacting potential acquisition targets and/or sources of financing for the Company, advising and assisting the Company in evaluating various structures and forms of any Transaction, assisting in the preparation of proposals and evaluation of offers, and assisting the Company in negotiating the financial aspects of the Transaction. Gary J. Heller, a member of the Company's Board of Directors, is the principal of Heathcote.  Accordingly, the Agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company's Board of Directors.

Note 3.           Stock-Based Compensation

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

Our net loss for the six months ended March 31, 2012 and March 31, 2011 includes $31,000 and $30,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the six months ended March 31, 2012, we granted 30,000 non-statutory stock options with an exercise price of $1.31 and a per-share weighted average fair value was $1.07.

During the six months ended March 31, 2011, we granted 4,000 non-statutory stock options and 53,233 incentive stock options both with exercise prices of $1.56.  The per-share weighted average fair value was $1.26 for both the non-statutory stock option grants and incentive stock option grants.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2012 Non-Statutory Stock Options	Fiscal 2011 Incentive Stock Options	Fiscal 2011 Non-Statutory Stock Options
Expected term (years)	7.5	6.5	6.7
Expected volatility	95.71%	98.54%	97.35%
Risk-free interest rate	1.47%	2.46%	2.52%
Expected dividends	0	0	0

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

A summary of stock option activity under our share-based compensation plan for the six months ended March 31, 2012 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	166,022	$ 6.89
Granted	30,000	$ 1.31
Exercised	-
Forfeited	-
Expired	(19,066)	$ 5.25
Outstanding Mar 31, 2012	176,956	$ 6.12	6.8	$ 0

Exercisable Mar 31, 2012	114,085	$ 8.48	5.9	$ 0

As of March 31, 2012, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $55,000 and is expected to be recognized over a period of 1.7 years.

There were no stock options exercised during the six months ended March 31, 2012.

Note 4.           Comprehensive Income (Loss)

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions. The Company's comprehensive loss is equal to its net loss.

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate original $1,100,000 term loan, the current balance of which is $320,000. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. In addition we have recognized an unrealized gain of $15,000 for the six months ended March 31, 2012 in the accompanying Condensed Consolidated Statement of Operations to adjust the liability related to the interest rate swap to fair market value.

Note 5.           Contingent Liabilities and Liquidity

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

In December 2011 the Company amended its note payable to Wells Fargo Bank. At the time the Company was not in compliance with certain loan covenants. Under terms of the amended note agreement, the Company is required to have tangible net worth of not less than $2.5 million as of December 31, 2012, which is greater than the Company's current tangible net worth.  In addition, for the quarter ended June 30, 2012, the Company is required to have an EBITDA coverage ratio of .3 to 1 (and increasing thereafter). The Company is also required to repay this note to the extent any new equity is sold in the Company. While no assurances can be given that the Company will be able to achieve these covenants, the Company believes that it is probable through additional financing, improved EBITDA performance and other alternatives the Company is currently pursuing, it will be able to remain in compliance with the amended covenants. If not, and if the bank elected to accelerate the note, it could adversely impact future operations.  However, the Company has paid down the outstanding balance on this loan as of March 31, 2012 to

$320,000, of which $175,000 is recorded as a current liability.  In addition, the Company is under contract for a sale leaseback transaction and has entered into a contract for the sale of one company-owned restaurant (both are subject to certain buyer contingencies) which together will pay off the PFGI II loan of $1,634,000 in full and add approximately $400,000 of additional working capital to the Company's balance sheet if such transactions are closed as contemplated.

Note 6.           Related Party Transactions

In fiscal 2009 the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who were all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge. The Company's and GTDT's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.  The Loan was paid in full in December 2010 following the closing of the SII Investment Transaction.  Amounts due to related parties that are included in notes payable are $0 at March 31, 2012 and September 30, 2011.

Note 7.           Assets Held for Sale

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

An analysis was performed on a restaurant by restaurant basis at March 31, 2012. Assumptions used in preparing expected cash flows were as follows:

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

Given the results of our impairment analysis at March 31, 2012 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012:

Level 2:

Interest Rate Swap liability:

Balance at September 30, 2011	$57,000
Balance at March 31, 2012	$15,000
Net change	$42,000

The unrealized gains for the six month periods ending March 31, 2012 and March 31, 2011 of $12,000 and $10,000, respectively, are reported in the Condensed Consolidated Statement of Operations. In conjunction with the amendment to the Wells Fargo Bank note in December 2011 we paid down the interest rate swap liability by $30,000, thereby aligning the balance due on the note with the interest rate swap agreement. There were no transfers in or out of Level 3 for the three month period ending December 31, 2011.

Note 10.         Income Taxes

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2008 through 2011. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 31, 2012.

Note 11.         Non-controlling Interests

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

Note 12.         Subsequent Events

We have entered into a letter of intent and are negotiating the final contract terms for a sale leaseback transaction with an unrelated third party related to one company-owned restaurant in Firestone, Colorado.  If consummated the transaction would provide approximately $1,400,000 of net proceeds.  We also entered into a contract with an unrelated third party on May 10, 2012 for the sale of one company-owned restaurant for $630,000, subject to certain buyer contingencies. Neither transaction will result in material gains or losses.  We anticipate using the proceeds from the transactions to reduce notes payable of $1,634,000 and to increase our working capital.

Note 13.         Recent Accounting Pronouncements

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

Restaurant Locations

We currently operate or franchise a total of forty-two Good Times restaurants, of which thirty-nine are in Colorado, with thirty eight in the Denver greater metropolitan area and one in Silverthorne. Six of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there is one in North Dakota, two in Wyoming, and three in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Wyoming	North Dakota
Good Times co-owned & co-developed	23	22	1
Good Times franchised	13	13
Dual brand co-owned	1	1
Dual brand franchised	5	2		2	1
Total	42	38	1	2	1
	As of March 31,
	2012	2011
Company-owned restaurants	17	19
Co-developed restaurants	7	7
Franchise operated restaurants	19	21
Total restaurants	43	47

Fiscal 2011: In December 2010 a franchisee operating a Good Times restaurant in Grand Junction, Colorado terminated their franchise agreement and closed the restaurant. In September 2011 the company terminated a franchise agreement with a franchisee operating a Good Times restaurant in Longmont, Colorado. In February 2011 we sold one dual branded company-owned restaurant in Colorado Springs, Colorado, and in May 2011 we sold one company-owned Good Times restaurant in Colorado Springs, Colorado as part of our exit from that market.

Fiscal 2012: In December 2011 a franchisee's franchise agreement expired for a restaurant operating in Boise, Idaho and the franchisee closed the restaurant. Also in December 2011 we sold one company-owned restaurant in Littleton, Colorado for cash. In April 2012 a franchisee closed a restaurant in Colorado Springs, Colorado as part of our exit from that market. We anticipate that franchisees may close up to two low volume franchised restaurants in fiscal 2012 and we may close one or two lower volume company operated restaurants, which would result in improved overall operating margins and more efficient allocation of overhead resources.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and six month periods ending March 31, 2012 and results for the three and six month periods ending March 31, 2011.

Results of Operations

Net Revenues

Net revenues for the three months ended March 31, 2012 decreased $133,000 (2.8%) to $4,570,000 from $4,703,000 for the three months ended March 31, 2011.  Same store restaurant sales increased $281,000 (7.3%) during the three months ended March 31, 2012 for the restaurants that were open for the full three month periods ending March 31, 2012 and March 31, 2011. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales decreased $389,000 due to two company-owned restaurants sold in fiscal 2011 and one company-owned restaurant sold in December, 2011. Restaurant sales decreased $3,000 due to one company-owned dual branded restaurants not included in same store sales. Restaurant sales also decreased $27,000 due to one non-traditional company-owned restaurant not included in same store sales.

Net revenues for the six months ended March 31, 2012 decreased $372,000 (3.8%) to $9,416,000 from $9,788,000 for the six months ended March 31, 2011.  Same store restaurant sales increased $421,000 (5.3%) during the six months ended March 31, 2012 for the restaurants that were open for the full six month periods ending March 31, 2012 and March 31, 2011. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales decreased $731,000 due to two company-owned restaurant sold in fiscal 2011 and one company-owned restaurant sold in December, 2011. Restaurant sales decreased $11,000 due to one company-owned dual branded restaurants not included in same store sales. Restaurant sales also decreased $52,000 due to one non-traditional company-owned restaurant not included in same store sales.

The positive same store sales results for the first two fiscal quarters of 2012 reflect the continuation of the positive momentum we have experienced beginning in the last fiscal quarter of 2010 and continuing through all of fiscal 2011 as a result of new product introductions, brand communication and operational execution.

Our outlook for fiscal 2012 is optimistic based on the last twenty months' of positive sales trends, however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction increased in fiscal 2011 compared to fiscal 2010 and has continued to increase in fiscal 2012. We are continuing to manage our marketing communications to balance growth in customer traffic and their average expenditure.

Franchise revenues for the three months ended March 31, 2012 increased $5,000 to $101,000 from $96,000 for the three months ended March 31, 2011. Same store Good Times franchise restaurant sales increased 5.7% during the three months ended March 31, 2012 for the franchise restaurants that were open for the full periods ending March 31, 2012 and March 31, 2011. Dual branded franchise restaurant sales increased 5.1% during the three months ended March 31, 2012, compared to the same prior year period.

Franchise revenues for the six months ended March 31, 2012 increased $1,000 to $200,000 from $199,000 for the six months ended March 31, 2011. Same store Good Times franchise restaurant sales increased 3.9% during the six months ended March 31, 2012 for the franchise restaurants that were open for the full periods ending March 31, 2012 and March 31, 2011. Dual branded franchise restaurant sales increased 2.4% during the six months ended March 31, 2012, compared to the same prior year period. In September 2011 the company terminated a franchise agreement with a franchisee operating a Good Times restaurant in Longmont, Colorado.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 97.1% during the three months ended March 31, 2012 compared to 100% in the same prior year period and were 96.8% during the six months ended March 31, 2011 compared to 98.2% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Restaurant-level costs for the period ended March 31, 2011	100%	98.2%
Decrease in food and packaging costs	(1.3%)	(.8%)
Decrease in payroll and other employee benefit costs	(1.1%)	(.5%)
Decrease in occupancy and other operating costs	(.6%)	(.2%)
Increase in depreciation and amortization	.1%	.1%
Restaurant-level costs for the period ended March 31, 2012	97.1%	96.8%

Food and Packaging Costs

For the three months ended March 31, 2012 our food and paper costs decreased $109,000 to $1,551,000 (34.7% of restaurant sales) from $1,660,000 (36% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2012 our food and paper costs decreased $205,000 to $3,213,000 (34.9% of restaurant sales) from $3,418,000 (35.6% of restaurant sales) compared to the same prior year period.

The overall decrease in food and packaging costs for both the three and six month periods is primarily due to lower sales compared to the same prior year period. In addition our food and packaging costs as a percentage of restaurant sales has decreased in fiscal 2012 from a combination of price increases, product sales mix changes and recipe modifications.

In fiscal 2011 our weighted food and packaging costs increased approximately 5% and we implemented a total of 4.7% in menu price increases during the same period. We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy for the balance of fiscal 2012. However, we anticipate our food and packaging costs as a percentage of sales will continue to decrease in fiscal 2012 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2012 our payroll and other employee benefit costs decreased $101,000 to $1,624,000 (36.3% of restaurant sales) from $1,725,000 (37.4% of restaurant sales) compared to the same prior year period. Payroll and other employee benefits decreased $151,000 in the three months ending March 31, 2012 due to the sale of two company-owned restaurants in fiscal 2011 and one company-owned restaurant sold in December, 2011. The $151,000 decrease was offset by a $50,000 increase in payroll and employee benefit costs in the remaining restaurants due to increased sales compared to the same prior year period.

For the six months ended March 31, 2012 our payroll and other employee benefit costs decreased $177,000 to $3,307,000 (35.9% of restaurant sales) from $3,484,000 (36.3% of restaurant sales) compared to the same prior year period. Payroll and other employee benefits decreased $267,000 in the three months ending March 31, 2012 due to the sale of two company-owned restaurants in fiscal 2011 and one company-owned restaurant sold in December, 2011. The $177,000 decrease was offset by a $90,000 increase in payroll and employee benefit costs in the remaining restaurants due to increased sales and an increase in the Colorado state minimum wage on January 1, 2012, compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended March 31, 2012 our occupancy and other operating costs decreased $56,000 to $964,000 (21.6% of restaurant sales) from $1,020,000 (22.1% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2012 our occupancy and other operating costs decreased $105,000 to $1,999,000 (21.7% of restaurant sales) from $2,104,000 (21.9% of restaurant sales) compared to the same prior year period.

The decrease in occupancy and other operating costs in both the three and six month periods compared to the same prior year period is primarily due to the sale of two company-owned restaurants in fiscal 2011 and one company-owned restaurant sold in December. The decrease was offset by increases in rent, utilities, repairs and maintenance and bank supplies and fees in the remaining restaurants, compared to the same prior year period.

Depreciation and Amortization

For the three months ended March 31, 2012, our depreciation and amortization decreased $4,000 to $199,000 (4.5% of restaurant sales) from $203,000 (4.4% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2012, our depreciation and amortization decreased $2,000 to $406,000 (4.4% of restaurant sales) from $408,000 (4.3% of restaurant sales) compared to the same prior year period.

Depreciation and amortization decreased $27,000 and $44,000 for the three and six month periods ended March 31, 2012, respectively, due to the restaurants closed in fiscal 2011 and 2012. The decreases in both periods were offset by an increase related to the restaurant reclassified in fiscal 2011 from held for sale to held and used.

General and Administrative Costs

For the three months ended March 31, 2012, general and administrative costs increased $20,000 to $352,000 (7.7% of total revenues) from $332,000 (7.1% of total revenues) for the same prior year period.

For the six months ended March 31, 2012, general and administrative costs increased $17,000 to $694,000 (7.4% of total revenues) from $677,000 (6.9% of total revenues) for the same prior year period.

Advertising Costs

For the three months ended March 31, 2012 advertising costs increased $24,000 to $222,000 (5.0% of restaurant sales) from $198,000 (4.3% of restaurant sales) for the same prior year period. The increase is due to an increase in January 2012 to the contribution percentage paid to the advertising funds, compared to the prior year period

For the six months ended March 31, 2012 advertising costs increased $19,000 to $433,000 (4.7% of restaurant sales) from $414,000 (4.3% of restaurant sales) for the same prior year period. The increase is due to an increase in January 2012 to the contribution percentage paid to the advertising funds, compared to the prior year period

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales. The percentage contribution for fiscal 2012 increased slightly in January 2012 compared to the prior year period.

Franchise Costs

For the three months ended March 31, 2012, franchise costs decreased $5,000 to $14,000 (.3% of total revenues) from $19,000 (.4% of total revenues) for the same prior year period.

For the six months ended March 31, 2012, franchise costs decreased $9,000 to $28,000 (.3% of total revenues) from $37,000 (.4% of total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended March 31, 2012, our gain on the sale of assets decreased $80,000 to $6,000 from $86,000 for the same prior year period. The prior year period includes the recognition of a $71,000 gain on the sale of one company-owned restaurant sold in February 2011.

For the six months ended March 31, 2012, our gain on the sale of assets decreased $77,000 to $21,000 from $98,000 for the same prior year period. The current six month period ending March 31, 2012 includes a gain of $9,000 related to the sale of one company-owned restaurant in December 2011 while the prior year period includes a gain of $71,000 related to the sale of one company-owned restaurant in February 2011.

Loss from Operations

We had a loss from operations of $350,000 in the three months ended March 31, 2012 compared to a loss from operations of $368,000 for the same prior year period. We had a loss from operations of $643,000 in the six months ended March 31, 2012 compared to a loss from operations of $656,000 for the same prior year period.

The decrease in loss from operations for the three and six month periods is due primarily to an overall decrease in costs as discussed in the "Restaurant Operating Costs", "General and Administrative Costs", "Franchise Costs" and "Loss on Sales of Assets" sections of Item 2 above.

Net Loss

The net loss was $396,000 for the three months ended March 31, 2012 compared to a net loss of $388,000 for the same prior year period. The change from the three month period ended March 31, 2012 to March 31, 2011 was primarily attributable to the decrease in loss from operations for the three months ended March 31, 2012, a decrease in net interest expense of $7,000 and an increase in other expenses compared to the same prior year period.

The net loss was $747,000 for the six months ended March 31, 2012 compared to a net loss of $777,000 for the same prior year period. The change from the six month period ended March 31, 2012 to March 31, 2011 was primarily attributable to the decrease in loss from operations for the six months ended March 31, 2012, as well as a decrease in net interest expense of $64,000 compared to the same prior year period. Net interest expense for the six months ended March 31, 2012 includes non-cash amortization of debt issuance costs of $12,000 compared to $35,000 in the same prior year period. A decrease in our long term notes payable accounts for the remaining $41,000 decrease in net interest expense, compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2012, we had $586,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and any cash generated from operations for our working capital needs in fiscal 2012. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2012.  Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term goal for distribution and location of restaurants.

As of March 31, 2012, we had a working capital deficit of $909,000 due to normal recurring accounts payable and other accrued liabilities exceeding our cash and other current assets as well as 2011 property taxes of approximately $350,000 due in April 2011. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future and possibly increase as new Good Times restaurants are opened.

We sold one company-owned restaurant in Littleton, Colorado to an unrelated third party. The sale closed on December 29, 2011 with net proceeds of $308,000 which resulted in a $9,000 gain on the sale. As described below $100,000 of the proceeds were used to prepay principal on our Wells Fargo Bank note.

Liquidity

As discussed herein, in December 2011 the Company amended its note payable to Wells Fargo Bank. At the time the Company was not in compliance with certain loan covenants. Under terms of the amended note agreement, the Company is required to have tangible net worth of not less than $2.5 million as of December 31, 2012, which is greater than the Company's current tangible net worth. In addition, for the quarter ended June 30, 2012, the Company is required to have an EBITDA coverage ratio of .3 to 1 (and increasing thereafter). While there is no assurance that the Company will be able to achieve these covenants, the Company believes that it is probable through additional financing , improved EBITDA performance and other alternatives the Company is currently pursuing, it will be able to remain in compliance with the amended covenants.  If not, and if the bank elected to accelerate the note, it could adversely impact future operations. However, the Company has paid down the outstanding balance on this loan as of March 31, 2012 to $320,000, of which $175,000 is recorded as a current liability. In addition, the Company has entered into a letter of intent and is negotiating the contract terms for a sale leaseback transaction and has entered into a contract for the sale of one company-owned restaurant (subject to certain buyer contingencies) which together will pay off the PFGI II loan of $1,634,000 in full and add approximately $400,000 of additional working capital to the Company's balance sheet if such transactions are closed as contemplated.

Financing Activities

Wells Fargo Note Payable: In May 2007 we borrowed $1,100,000 from Wells Fargo Bank (the "Bank") under a note payable with an eight year term with a floating interest rate at .50% below prime.  We simultaneously entered into an interest rate swap transaction with Wells Fargo Bank for the full $1,100,000 with a fixed interest rate of 7.77% for the full eight year term coinciding with the note payable.  As previously disclosed in the Company's current report on Form 8-K filed December 17, 2010, we entered into a new Credit and Loan Agreement that modified the loan covenants and provided additional collateral to Wells Fargo for the then remaining loan balance of $528,552. In addition to the normal recurring principal payments we have made principal payments of $90,000 in fiscal 2011 from the proceeds of the sale of two company-owned restaurants in Colorado Springs, Colorado to further reduce the note payable thereby reducing certain collateral under the modified Credit and Loan Agreement.

On December 27, 2011, Good Times Restaurants Inc. and its subsidiary Good Times Drive Thru Inc. (together, the "Company") entered into a First Amendment To Amended and Restated Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note in the principal amount of $470,874 (together the Amendments") with the Bank. The Amendments were conditional upon the closing of the sale of the Littleton restaurant described under Recent Events and provide for a reduction in the principal amount of the loan by an additional $100,000 from the proceeds of that sale, the release of collateral associated with that restaurant and a modification to the repayment terms and maturity date of the loan to December 31, 2013.  The Amendments waived the current covenant defaults asserted by the Bank and modify certain financial covenants in the Credit Agreement requiring the Company to have a Net Worth not less than $2,500,000 as of December 31, 2012 and thereafter and an EBITDA Coverage Ratio not less than (i) 0.30 to 1.00 as of the end of the third quarter ending June 30, 2012, (ii) 0.70 to 1.00 as of the end of the fiscal year ending September 30, 2012, and (iii) .90 to 1.00 as of the end of each fiscal quarter thereafter, determined on a rolling 4-quarter basis.  The Company is required to prepay the Term Loan up to the full outstanding principal balance of the note (in addition to any and all other obligations due to Bank including the Interest Rate Swap) upon the sale of any stock or other equity interest in the Company. There was not any change to the interest rate or fees payable to the Bank under the Amendment and the re-amortized loan balance was $320,000 as of March 31, 2012. Repayment of the loan is secured by equipment in various restaurants owned by the Company.

PFGI II LLC Promissory Note: In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 extending the maturity to July 10, 2010. Effective January 2, 2010, the Company entered into an agreement to amend its loan with PFGI II LLC.  The maturity date was extended to December 31, 2012, the interest rate was increased to 8.65% and monthly payments of principal and interest are payable beginning January 31, 2010, based upon a 25 year amortization prior to maturity. In April 2012 PFGI II, LLC agreed to extend the loan to December 31, 2013 on the existing note terms if a sale leaseback has not been completed on the Firestone property and subject to the prepayment of $300,000 from the proceeds of the sale of a restaurant that is expected to close by June 30, 2012.

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

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on one real property funded by the line of credit. On December 5, 2010 the company sold a parcel of land in Aurora, Colorado and used approximately $812,000 of the net proceeds to reduce the loan balance. The total outstanding balance on the promissory note was $1,634,000 at March 31, 2012.  Of the $1,634,000 outstanding balance, $1,595,000 is related to the construction of one company-owned restaurant in Firestone, Colorado that opened in October 2008.

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

The Purchase Agreement provides that for so long as SII holds more than 50 percent of our outstanding common stock, (i) our Board of Directors shall consist of seven members, and (ii) SII will have the right to designate four members of our Board.  During fiscal 2011 SII agreed to a Board of Directors temporarily consisting of six members, retaining the right to designate a seventh member and on April 6, 2012 SII designated Alan Teran as that seventh member and its fourth designee. In addition, the Purchase Agreement provides that for a period of three years following the Closing, as long as SII continues to own at least 80 percent of its Common Stock acquired, SII will have a right of first refusal to purchase additional securities which are offered and sold by the Company for the purpose of maintaining its percentage interest in the Company.

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

Cash Flows

Net cash used in operating activities was $176,000 for the six months ended March 31, 2012. The net cash used in operating activities for the six months ended March 31, 2012 was the result of a net loss of ($747,000) as well as cash and non-cash reconciling items totaling $571,000 (comprised of depreciation and amortization of $406,000, stock-based compensation expense of $31,000, amortization of debt issuance costs of $13,000, an increase in other accrued liabilities of $137,000 and a net decrease in other operating assets and liabilities of $16,000).

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

Net cash provided by investing activities for the six months ended March 31, 2012 was $170,000 which reflects proceeds from the sale of property of $305,000, payments of $24,000 for miscellaneous restaurant related capital expenditures, payments of $54,000 for the completion of the installation of new menu boards, $42,000 for the exterior reimaging of one restaurant and $15,000 in loans, net of repayments, to franchisees.

Net cash provided by investing activities for the six months ended March 31, 2011 was $936,000 which reflects proceeds from the sale of property of $946,000 and payments of $10,000 for miscellaneous restaurant related capital expenditures.

Net cash used in financing activities for the six months ended March 31, 2012 was $255,000, which includes principal payments on notes payable and long term debt of $231,000 and distributions to non-controlling interests of $24,000.

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

Subsequent Events

We have entered into a letter of intent and are negotiating the final contract terms for a sale leaseback transaction with an unrelated third party related to one company-owned restaurant in Firestone, Colorado.  If consummated the transaction would provide approximately $1,400,000 of net proceeds.  We also entered into a contract with an unrelated third party on May 10, 2012 for the sale of one company-owned restaurant for $630,000, subject to certain buyer contingencies. Neither transaction will result in material gains or losses.  We anticipate using the proceeds from the transactions to reduce notes payable of $1,634,000 and to increase our working capital.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

                                The Company is periodically subject to legal proceedings which are incidental to its business.  These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A.             RISK FACTORS

                                Not required.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

                                The Company has outstanding unresolved comments from the SEC from a letter it received on April 13, 2012 relating to its Form 10-K for the year ended September 30, 2011.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

                                None.

ITEM 4.                (REMOVED AND RESERVED)

ITEM 5.                OTHER INFORMATION

                                None.

ITEM 6.                EXHIBITS

                                (a)           Exhibits.  The following exhibits are furnished as part of this report:

Exhibit No.	Description
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Controller pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Controller pursuant to Section 906
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

DATE: May 15, 2012
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller