Form 10-Q
period 2012-06-30
GOOD TIMES RESTAURANTS INC
filed 2012-08-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes [ ]	No [x]

As of August 14, 2012, there were 2,726,214 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended June 30, 2012

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3 - 6

	Condensed Consolidated Balance Sheets (unaudited) - June 30, 2012 and September 30, 2011	3 - 4

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flow (unaudited) for the nine months ended June 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7 - 12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and reserved)	21

Item 5.	Other Information.	21

Item 6.	Exhibits	21

	SIGNATURES	21

	CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,	September 30,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$569,000	$847,000
Receivables, net of allowance for doubtful accounts of $0	96,000	106,000
Prepaid expenses and other	53,000	47,000
Inventories	178,000	191,000
Notes receivable	8,000	5,000
Total current assets	904,000	1,196,000

PROPERTY AND EQUIPMENT, at cost:
Land and building	6,738,000	6,969,000
Leasehold improvements	3,584,000	3,617,000
Fixtures and equipment	7,565,000	7,669,000
	17,887,000	18,255,000

Less accumulated depreciation and amortization	(12,874,000)	(12,533,000)
	5,013,000	5,722,000

OTHER ASSETS:
Notes receivable, net of current portion	15,000	10,000
Deposits and other assets	128,000	71,000
	143,000	81,000

TOTAL ASSETS	$6,060,000	$6,999,000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt, net of discounts of $13,000 and $26,000 respectively	$219,000	$195,000
Accounts payable	499,000	496,000
Deferred income	94,000	101,000
Other accrued liabilities	960,000	892,000
Total current liabilities	1,772,000	1,684,000

LONG-TERM LIABILITIES:
Debt, net of current portion and net of discounts of $0 and $7,000, respectively	1,806,000	2,067,000
Deferred liabilities	700,000	728,000
Total long-term liabilities	2,506,000	2,795,000

Continued

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Unaudited)

	June 30,	September 30,
	2012	2011
STOCKHOLDERS' EQUITY:
Good Times Restaurants Inc stockholder's equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, none issued and outstanding
as of June 30, 2012 and September 30, 2011	-	-

Common stock, $.001 par value; 50,000,000 shares authorized
2,726,214 shares issued and outstanding
as of June 30, 2012 and September 30, 2011	8,000	8,000

Capital contributed in excess of par value	20,026,000	19,977,000
Accumulated deficit	(18,456,000)	(17,680,000)
Total Good Times Restaurants Inc stockholders' equity	1,578,000	2,305,000
Non-controlling interest in partnerships	204,000	215,000
Total stockholders' equity	1,782,000	2,520,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,060,000	$6,999,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET REVENUES:
Restaurant sales, net	$5,123,000	$5,299,000	$14,339,000	$14,888,000
Franchise revenues	125,000	114,000	325,000	313,000
Total revenues	5,248,000	5,413,000	14,664,000	15,201,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,748,000	1,928,000	4,961,000	5,345,000
Payroll and other employee benefit costs	1,685,000	1,776,000	4,992,000	5,261,000
Occupancy and other operating costs	984,000	1,018,000	2,982,000	3,122,000
Depreciation and amortization	201,000	198,000	607,000	605,000
Total restaurant operating costs	4,618,000	4,920,000	13,542,000	14,333,000

General and administrative costs	333,000	312,000	1,027,000	989,000
Advertising costs	205,000	139,000	638,000	553,000
Franchise costs	14,000	16,000	42,000	53,000
Gain on sale of restaurant buildings and equipment	(6,000)	(69,000)	(27,000)	(167,000)
INCOME (LOSS) FROM OPERATIONS	84,000	95,000	(558,000)	(560,000)

OTHER INCOME AND (EXPENSES):
Unrealized income on interest rate swap	4,000	2,000	16,000	25,000
Other income (expense)	(1,000)	-	(14,000)	23,000
Interest expense, net	(50,000)	(57,000)	(154,000)	(225,000)
Total other income and (expenses)	(47,000)	(55,000)	(152,000)	(177,000)

NET INCOME (LOSS)	$37,000	$40,000	($710,000)	( $737,000 )

Net income attributable to non-controlling interest	(50,000)	(47,000)	(66,000)	(74,000)

NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS INC	($13,000)	($7,000)	($776,000)	( $811,000 )

Net loss per share - basic and diluted
Net loss	$.01	$.01	( $.26)	( $.31 )
Net loss attributable to Good Times Restaurants Inc	$.00	$.00	( $.28)	( $.35 )

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS USED IN PER SHARE CALCULATION: BASIC AND DILUTED	2,726,214	2,726,214	2,726,214	2,344,697

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,

2012

2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($710,000)	($737,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	607,000	605,000
Amortization of debt issuance costs	19,000	41,000
Stock based compensation expense	49,000	46,000
Unrealized gain on interest rate swap	(16,000)	(25,000)
Accretion of deferred rent	-	(46,000)
Recognition of deferred gain on sale of restaurant building	(18,000)	(79,000)
Gain on disposal of property and equipment	(9,000)	(88,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	9,000	(22,000)
Inventories	13,000	9,000
Deposits and other	(5,000)	(78,000)
(Decrease) increase in:
Accounts payable	3,000	(72,000)
Accrued liabilities and deferred income	(5,000)	(192,000)
Net cash used in operating activities	(63,000)	(638,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of fixed assets	305,000	1,141,000
Payments for the purchase of property and equipment	(148,000)	(77,000)
Payments received (loans made) to franchisees and to others	(8,000)	-
Net cash provided by investing activities	149,000	1,064,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock sale	-	1,727,000
Principal payments on notes payable and long-term debt	(287,000)	(1,551,000)
Distributions paid to non-controlling interests	(77,000)	(62,000)
Net cash provided by (used in) financing activities	(364,000)	114,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(278,000)	540,000

CASH AND CASH EQUIVALENTS, beginning of period	$847,000	$429,000

CASH AND CASH EQUIVALENTS, end of period	$569,000	$969,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$138,000	$189,000
Purchase of equipment with debt	$ 31,000	$ 33,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2012 and the results of its operations and its cash flows for the three and nine month periods ended June 30, 2012. Operating results for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012. The condensed consolidated balance sheet as of September 30, 2011 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2011.

Commencing in 2011, the Company began analyzing it operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  During 2011 the Company closed two restaurants and in 2012, the Company has closed an additional two restaurants.  The operations related to these restaurants are reflected as part of continuing operations as they were within one continuing operating region. The Company had minimal gains in connection with the sales of each of these restaurants and their combined operating losses were approximately $275,000 in 2011 and $153,000 in 2012. Prior to 2010 the Company evaluated operations at the restaurant level. In its reevaluation the Company determined that as most of the Company's restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, it would be more appropriate to perform its analysis on a regional basis.

During the nine month periods ended June 30, 2012 and 2011 the Company incurred expenses of $14,000 and income of $23,000, respectively, and has a remaining lease liability of $86,000 as of June 30, 2012, related to a restaurant that was closed prior to 2011 and was previously classified as discontinued operations. Due to the insignificance of the amounts, the Company has reclassified such amounts as other expense in operations and as other liabilities on the condensed consolidated balance sheet.

Reclassification - Certain prior year balances have been reclassified to conform to the current year's presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.           Recent Developments

As reported on its Form 8K filed June 13, 2012 Good Times Restaurants Inc. (the "Company") entered into a Securities Purchase Agreement (the "Purchase Agreement") with Small Island Investments Limited, a Bermuda corporation (the "Investor"), pursuant to which the Company has agreed to sell and issue to the Investor 473,934 shares (the "Shares") of a new series of the Company's preferred stock, par value $0.001 per share, to be designated as "Series C Convertible Preferred Stock" ("Series C Preferred Stock"), at a purchase price of $4.22 per share, or an aggregate purchase price of $2,000,001.  Each share of the Series C Preferred Stock is convertible into two shares of the Company's common stock, par value $0.001 per share ("Common Stock").  The closing of the investment transaction (the "Investment Transaction") under the Purchase Agreement (the "Closing") is subject to certain conditions, including the receipt of stockholder approval of the Investment Transaction.  The Company expects the Closing to occur promptly following the satisfaction of such condition and prior to September 30, 2012.

We sold one company-owned restaurant in Littleton, Colorado to an unrelated third party. The sale closed on December 29, 2011 with net proceeds of $305,000 which resulted in a $9,000 gain on the sale. As described below $100,000 of the proceeds were used to prepay principal on our Wells Fargo Bank note.

Subsequent to June 30, 2012 we sold one company-owned restaurant in Loveland, Colorado to an unrelated third party. The sale closed on July 9, 2012 with net proceeds of $605,000 which resulted in an $80,000 gain on the sale. We used $300,000 of the net proceeds to prepay principal on our PFGI II, LLC note to release the collateral held by PFGI II on the property that was sold.

We are actively marketing one restaurant property for a sale leaseback transaction related to our company-owned restaurant in Firestone, Colorado.  If consummated the transaction would provide approximately $1,400,000 of net proceeds.  We anticipate using the proceeds from the transaction to reduce notes payable of $1,334,000 and to increase our working capital, however there can be no assurances that the transaction will be consummated.

As previously disclosed in the Company's current report on Form 8-K filed December 9, 2011, we received notice from Wells Fargo Bank, N.A. (the "Bank") that the Company was not in compliance with certain covenants under the Amended and Restated Credit Agreement dated December 10, 2010 (the "Credit Agreement"), including covenants requiring that the Company's tangible net worth not be less than $2,500,000 at any time and that the Company deliver certain landlord's disclaimer and consent documents to the Bank.   As previously disclosed in the Company's current report on Form 8-K filed December 27, 2011 we entered into a First Amendment to the Amended Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note with Wells Fargo Bank (together, the "Amendments") that waived the current covenant defaults  and  modified the loan covenants and note terms.  The Amendments revised the amortization and maturity date of the remaining loan balance as of January 2, 2012 of $349,000 to December 31, 2013.  There was no change to the interest rate of the loan.

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

In fiscal 2012 we sold two Company-operated restaurants and two franchise restaurants closed. In fiscal 2011, we sold two Company-operated restaurants and a franchisee closed one restaurant.  We continue to evaluate the near term realizable asset value of each restaurant compared to its longer term cash flow value and we may choose to sell, sublease or close a limited number of additional lower performing restaurants in fiscal 2012 as we position the company for growth in new store development and reposition our stores away from trade areas that may have shifted demographically or from our current concept direction.  We will require additional capital sources to develop additional company-owned restaurants. We anticipate that the sale of lower volume restaurants will improve our operating margins as a percentage of revenue and provide cash resources for the further reduction of our long term debt and an increase to our working capital.

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

Our net loss for the nine months ended June 30, 2012 and June 30, 2011 includes $49,000 and $46,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the nine months ended June 30, 2012, we granted 30,000 non-statutory stock options with an exercise price of $1.31 and a per-share weighted average fair value of $1.07, and 2,000 non-statutory stock options with an exercise price of $2.12 and a per-share weighted average fair value of $1.79.

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

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	December 2011 Non-Statutory Stock Options	June 2012 Non-Statutory Stock Options	Fiscal 2011 Incentive Stock Options	Fiscal 2011 Non-Statutory Stock Options
Expected term (years)	7.5	7.1	6.5	6.7
Expected volatility	95.71%	104.25%	98.54%	97.35%
Risk-free interest rate	1.47%	1.13%	2.46%	2.52%
Expected dividends	0	0	0	0

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

A summary of stock option activity under our share-based compensation plan for the nine months ended June 30, 2012 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	166,022	$ 6.89
Granted	32,000	$ 1.36
Exercised	-
Forfeited	-
Expired	(19,066)	$ 5.25
Outstanding Jun 30, 2012	178,956	$ 6.08	6.6	$ 37,000

Exercisable Jun 30, 2012	116,085	$ 8.37	5.7	$ 16,000

As of June 30, 2012, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $41,000 and is expected to be recognized over a period of 1.5 years.

There were no stock options exercised during the nine months ended June 30, 2012.

Note 4.           Comprehensive Income (Loss)

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions. The Company's comprehensive loss is equal to its net loss.

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company's exposure to interest rate fluctuations on the Company's floating rate original $1,100,000 term loan, the current balance of which is $320,000. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. In addition we have recognized an unrealized gain of $16,000 for the nine months ended June 30, 2012 in the accompanying Condensed Consolidated Statement of Operations to adjust the liability related to the interest rate swap to fair market value.

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

In December 2011 the Company amended its note payable to Wells Fargo Bank. At the time the Company was not in compliance with certain loan covenants. Under terms of the amended note agreement, the Company is required to have tangible net worth of not less than $2.5 million as of December 31, 2012, which is greater than the Company's current tangible net worth.  However, as discussed above we have entered into a Stock Purchase Agreement for $2,000,000 of convertible preferred stock which will increase our net worth in excess of the $2,500,000 requirement. Additionally, a condition of the amended note agreement requires any remaining balance on the note to be paid from any proceeds of the sale of stock in the Company. We anticipate paying off the remaining balance of $276,000 prior to September 30, 2012. In addition, for the quarter ended June 30, 2012, the Company was required to have an EBITDA coverage ratio of .3 to 1 (and increasing thereafter). As of June 30, 2012 the Company was in compliance with the required EBITDA coverage ratio of .3 to 1.

Note 6.           Related Party Transactions

In fiscal 2009 the Company entered into a loan agreement with Golden Bridge, LLC ("Golden Bridge"), pursuant to which Golden Bridge made a loan of $185,000 to the Company.  Eric Reinhard, Ron Goodson, David Grissen, Richard Stark, and Alan Teran, who were all members of the Company's Board of Directors and stockholders of the Company, are the sole members of Golden Bridge. The Company's and GTDT's obtaining of the Loan from Golden Bridge and related transactions were duly approved in advance by the Company's Board of Directors by the affirmative vote of members thereof who did not have an interest in the transaction.  The Loan was paid in full in December 2010 following the closing of the SII Investment Transaction.  Amounts due to related parties that are included in notes payable are $0 at June 30, 2012 and September 30, 2011.

Note 7.           Assets Held for Sale

As of September 30, 2011 we reclassified a Firestone, Colorado property as held and used which resulted in a $92,000 depreciation expense charge to accurately reflect the net book value of the restaurant at September 30, 2011.

Note 8.           Impairment of Long-Lived Assets

We review our long-lived assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets. The expected cash flows are based on recent historical cash flows at the restaurant level.

An analysis was performed on a restaurant by restaurant basis at June 30, 2012. Assumptions used in preparing expected cash flows were as follows:

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

Given the results of our impairment analysis at June 30, 2012 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012:

Level 2:
Interest Rate Swap liability:

Balance at September 30, 2011	$57,000
Balance at June 30, 2012	$11,000
Net change	$46,000

The unrealized gains for the nine month periods ending June 30, 2012 and June 30, 2011 of $16,000 and $25,000, respectively, are reported in the Condensed Consolidated Statement of Operations. In conjunction with the amendment to the Wells Fargo Bank note in December 2011 we paid down the interest rate swap liability by $30,000, thereby aligning the balance due on the note with the interest rate swap agreement. There were no transfers in or out of Level 3 for the nine month period ending June 30, 2012.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2008 through 2011. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 30, 2012.

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

Note 12.         Subsequent Events

Subsequent to June 30, 2012 we sold one company-owned restaurant in Loveland, Colorado to an unrelated third party. The sale closed on July 9, 2012 with net proceeds of $605,000 which resulted in an $80,000 gain on the sale. We used $300,000 of the net proceeds to prepay principal on our PFGI II, LLC note to release the collateral held by PFGI II on the property that was sold.

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

Restaurant Locations

We currently operate or franchise a total of forty-one Good Times restaurants, of which thirty-eight are in Colorado, with thirty seven in the Denver greater metropolitan area and one in Silverthorne. Five of these restaurants are "dual brand", operated pursuant to a Dual Brand Test Agreement with Taco John's International, of which there is one in North Dakota, two in Wyoming, and two in Colorado.

	Total	Denver, CO Greater Metro	Colorado Other	Wyoming	North Dakota
Good Times co-owned & co-developed	23	22	1
Good Times franchised	13	13
Dual brand franchised	5	2		2	1
Total	41	37	1	2	1
	As of June 30,
	2012	2011
Company-owned restaurants	17	19
Co-developed restaurants	7	7
Franchise operated restaurants	18	21
Total restaurants	42	47

Fiscal 2011: In December 2010 terminated a franchise agreement with a franchisee operating a Good Times restaurant in Grand Junction, Colorado and closed the restaurant. In September 2011 the company terminated a franchise agreement with a franchisee operating a Good Times restaurant in Longmont, Colorado. In February 2011 we sold one dual branded company-owned restaurant in Colorado Springs, Colorado, and in May 2011 we sold one company-owned Good Times restaurant in Colorado Springs, Colorado as part of our exit from that market.

Fiscal 2012: In December 2011 a franchisee's franchise agreement expired for a restaurant operating in Boise, Idaho and the franchisee closed the restaurant. Also in December 2011 we sold one company-owned restaurant in Littleton, Colorado for cash. In April 2012 a franchisee closed a restaurant in Colorado Springs, Colorado as part of our exit from that market. In July 2012 we sold one company-owned restaurant in Loveland, Colorado. We anticipate that franchisees may close one low volume franchised restaurants in fiscal 2012 and we may close one lower volume company operated restaurants, which would result in improved overall operating margins and more efficient allocation of overhead resources.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and nine month periods ending June 30, 2012 and results for the three and nine month periods ending June 30, 2011.

Results of Operations

Net Revenues

Net revenues for the three months ended June 30, 2012 decreased $165,000 (3%) to $5,248,000 from $5,413,000 for the three months ended June 30, 2011.  Same store restaurant sales increased $158,000 (3.4%) during the three months ended June 30, 2012 for the restaurants that were open for the full three month periods ending June 30, 2012 and June 30, 2011. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales decreased $287,000 due to two company-owned restaurants sold in fiscal 2011 and one company-owned restaurant sold in December, 2011. Restaurant sales decreased $34,000 due to one company-owned dual branded restaurant not included in same store sales. Restaurant sales also decreased $13,000 due to one non-traditional company-owned restaurant not included in same store sales.

Net revenues for the nine months ended June 30, 2012 decreased $537,000 (3.5%) to $14,664,000 from $15,201,000 for the nine months ended June 30, 2011.  Same store restaurant sales increased $578,000 (4.6%) during the nine months ended June 30, 2012 for the restaurants that were open for the full nine month periods ending June 30, 2012 and June 30, 2011. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included with dual branded restaurants excluded. Restaurant sales decreased $1,017,000 due to two company-owned restaurant sold in fiscal 2011 and one company-owned restaurant sold in December, 2011. Restaurant sales decreased $45,000 due to one company-owned dual branded restaurant not included in same store sales. Restaurant sales also decreased $65,000 due to one non-traditional company-owned restaurant not included in same store sales.

The positive same store sales results for the first three fiscal quarters of 2012 reflect the continuation of the positive momentum we have experienced beginning in the last fiscal quarter of 2010 and continuing through all of fiscal 2011 as a result of new product introductions, brand communication and operational execution.

Our outlook for fiscal 2012 is optimistic based on the last twenty-three months' of positive sales trends, however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction increased in fiscal 2011 compared to fiscal 2010 and has continued to increase in fiscal 2012. We are continuing to manage our marketing communications to balance growth in customer traffic and their average expenditure.

Franchise revenues for the three months ended June 30, 2012 increased $11,000 to $125,000 from $114,000 for the three months ended June 30, 2011 primarily due to franchise renewal fees of $13,000 collected in the three months ended June 30, 2012. Same store Good Times franchise restaurant sales increased 1% during the three months ended June 30, 2012 for the franchise restaurants that were open for the full periods ending June 30, 2012 and June 30, 2011. Dual branded franchise restaurant sales decreased (1%) during the three months ended June 30, 2012, compared to the same prior year period. In April 2012 a franchisee closed a restaurant in Colorado Springs, Colorado as part of our exit from that market.

Franchise revenues for the nine months ended June 30, 2012 increased $12,000 to $325,000 from $313,000 for the nine months ended June 30, 2011 primarily due to franchise renewal fees of $13,000 collected in the three months ended June 30, 2012. Same store Good Times franchise restaurant sales increased 3.2% during the nine months ended June 30, 2012 for the franchise restaurants that were open for the full periods ending June 30, 2012 and June 30, 2011. Dual branded franchise restaurant sales increased 1.2% during the nine months ended June 30, 2012, compared to the same prior year period. In September 2011 the company terminated a franchise agreement with a franchisee operating a Good Times restaurant in Longmont, Colorado.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 90.1% during the three months ended June 30, 2012 compared to 92.8% in the same prior year period and were 94.5% during the nine months ended June 30, 2011 compared to 96.3% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three Months Ended June 30, 2012	Nine months Ended June 30, 2012
Restaurant-level costs for the period ended June 30, 2011	92.8%	96.3%
Decrease in food and packaging costs	(2.3%)	(1.3%)
Decrease in payroll and other employee benefit costs	(.6%)	(.5%)
Decrease in occupancy and other operating costs	0%	(.2%)
Increase in depreciation and amortization	.2%	.2%
Restaurant-level costs for the period ended June 30, 2012	90.1%	94.5%

Food and Packaging Costs

For the three months ended June 30, 2012 our food and paper costs decreased $180,000 to $1,748,000 (34.1% of restaurant sales) from $1,928,000 (36.4% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2012 our food and paper costs decreased $384,000 to $4,961,000 (34.6% of restaurant sales) from $5,345,000 (35.6% of restaurant sales) compared to the same prior year period.

The overall decrease in food and packaging costs for both the three and nine month periods is primarily due to lower sales compared to the same prior year period. In addition our food and packaging costs as a percentage of restaurant sales has decreased in fiscal 2012 from a combination of price increases, product sales mix changes and recipe modifications.

In fiscal 2011 our weighted food and packaging costs increased approximately 5% and we implemented a total of 4.7% in menu price increases during the same period. We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy for the balance of fiscal 2012. However, we anticipate our food and packaging costs as a percentage of sales will be consistent with the lower costs realized in the three month period ended June 30, 2012.

Payroll and Other Employee Benefit Costs

For the three months ended June 30, 2012 our payroll and other employee benefit costs decreased $91,000 to $1,685,000 (32.9% of restaurant sales) from $1,776,000 (33.5% of restaurant sales) compared to the same prior year period. Payroll and other employee benefits decreased $101,000 in the three months ending June 30, 2012 due to the sale of two company-owned restaurants in fiscal 2011 and one company-owned restaurant sold in December, 2011. The $101,000 decrease was offset by a $10,000 increase in payroll and employee benefit costs in the remaining restaurants due to increased sales compared to the same prior year period.

For the nine months ended June 30, 2012 our payroll and other employee benefit costs decreased $269,000 to $4,992,000 (34.8% of restaurant sales) from $5,261,000 (35.3% of restaurant sales) compared to the same prior year period. Payroll and other employee benefits decreased $368,000 in the nine months ending June 30, 2012 due to the sale of two company-owned restaurants in fiscal 2011 and one company-owned restaurant sold in December, 2011. The $368,000 decrease was offset by a $99,000 increase in payroll and employee benefit costs in the remaining restaurants due to increased sales and an increase in the Colorado state minimum wage on January 1, 2012, compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended June 30, 2012 our occupancy and other operating costs decreased $34,000 to $984,000 (19.2% of restaurant sales) from $1,018,000 (19.2% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2012 our occupancy and other operating costs decreased $140,000 to $2,982,000 (20.8% of restaurant sales) from $3,122,000 (21.0% of restaurant sales) compared to the same prior year period.

The decrease in occupancy and other operating costs in both the three and nine month periods compared to the same prior year period is primarily due to the sale of two company-owned restaurants in fiscal 2011 and one company-owned restaurant sold in December. The decrease was offset by increases in rent, utilities, repairs and maintenance and bank supplies and fees in the remaining restaurants, compared to the same prior year period.

Depreciation and Amortization

For the three months ended June 30, 2012, our depreciation and amortization increased $3,000 to $201,000 (3.9% of restaurant sales) from $198,000 (3.7% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2012, our depreciation and amortization increased $2,000 to $607,000 (4.2% of restaurant sales) from $605,000 (4.1% of restaurant sales) compared to the same prior year period.

Depreciation and amortization decreased $17,000 and $61,000 for the three and nine month periods ended June 30, 2012, respectively, due to the restaurants closed in fiscal 2011 and 2012. The decreases in both periods were offset by an increase related to the restaurant reclassified in fiscal 2011 from held for sale to held and used.

General and Administrative Costs

For the three months ended June 30, 2012, general and administrative costs increased $21,000 to $333,000 (6.3% of total revenues) from $312,000 (5.8% of total revenues) for the same prior year period.

For the nine months ended June 30, 2012, general and administrative costs increased $38,000 to $1,027,000 (7% of total revenues) from $989,000 (6.5% of total revenues) for the same prior year period.

The increases in both the three and nine month periods ended June 30, 2012 are primarily due to increases payroll and other employee benefit costs and professional services.

Advertising Costs

For the three months ended June 30, 2012 advertising costs increased $66,000 to $205,000 (4.0% of restaurant sales) from $139,000 (2.6% of restaurant sales) for the same prior year period. In the three months ended June 30, 2011 there was a refund of $91,000 of excess year-to-date contributions paid to the advertising cooperative.

For the nine months ended June 30, 2012 advertising costs increased $85,000 to $638,000 (4.5% of restaurant sales) from $553,000 (3.7% of restaurant sales) for the same prior year period.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales.

Franchise Costs

For the three months ended June 30, 2012, franchise costs decreased $2,000 to $14,000 (.3% of total revenues) from $16,000 (.3% of total revenues) for the same prior year period.

For the nine months ended June 30, 2012, franchise costs decreased $11,000 to $42,000 (.3% of total revenues) from $53,000 (.3% of total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended June 30, 2012, our gain on the sale of assets decreased $63,000 to $6,000 from $69,000 for the same prior year period. The prior year period includes the recognition of a $63,000 gain on the sale of one company-owned restaurant sold in May 2011.

For the nine months ended June 30, 2012, our gain on the sale of assets decreased $140,000 to $27,000 from $167,000 for the same prior year period. The current nine month period ending June 30, 2012 includes a gain of $9,000 related to the sale of one company-owned restaurant in December 2011 while the prior year period includes a gain of $134,000 related to the sale of two company-owned restaurants in February and May of 2011.

Income (Loss) from Operations

We had income from operations of $84,000 in the three months ended June 30, 2012 compared to income from operations of $95,000 for the same prior year period. We had a loss from operations of ($558,000) in the nine months ended June 30, 2012 compared to a loss from operations of ($560,000) for the same prior year period.

The changes in the income and loss from operations for the three and nine month periods are due primarily to an overall decrease in costs as discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs", offset by the "Gain on Sales of Assets" sections of Item 2 above.

Net Income (Loss)

The net income was $37,000 for the three months ended June 30, 2012 compared to net income of $40,000 for the same prior year period. The change from the three month period ended June 30, 2012 to June 30, 2011 was primarily attributable to the decrease in income from operations for the three months ended June 30, 2012, as well as a decrease in net interest expense of $7,000 and an increase in other expenses compared to the same prior year period.

The net loss was ($710,000) for the nine months ended June 30, 2012 compared to a net loss of ($737,000) for the same prior year period. The change from the nine month period ended June 30, 2012 to June 30, 2011 was primarily attributable to a decrease in net interest expense of $71,000 off set by an increase in other expenses of $37,000 compared to the same prior year period. Net interest expense for the nine months ended June 30, 2012 includes non-cash amortization of debt issuance costs of $19,000 compared to $41,000 in the same prior year period. A decrease in our long term notes payable accounts for the remaining $49,000 decrease in net interest expense, compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2012, we had $569,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance, any cash generated from operations and proceeds from the sale of a restaurant for our working capital needs in fiscal 2012. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2012. Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term goal for distribution and location of restaurants.

As of June 30, 2012, we had a working capital deficit of $869,000 due to normal recurring accounts payable and other accrued liabilities exceeding our cash and other current assets as well as 2011 property taxes of approximately $163,000 due in July 2012. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future and could possibly increase as new Good Times' restaurants are opened.

We sold one company-owned restaurant in Littleton, Colorado to an unrelated third party. The sale closed on December 29, 2011 with net proceeds of $308,000 which resulted in a $9,000 gain on the sale. As described below $100,000 of the proceeds were used to prepay principal on our Wells Fargo Bank note.

Subsequent to June 30, 2012 we sold one company-owned restaurant in Loveland, Colorado to an unrelated third party. The sale closed on July 9, 2012 with net proceeds of $605,000 which resulted in an $80,000 gain on the sale. We used $300,000 of the net proceeds to prepay principal on our PFGI II, LLC note to release the collateral held by PFGI II on the property that was sold.

Liquidity

As discussed herein, and as reported on its Form 8K filed June 13, 2013, Good Times Restaurants Inc. (the "Company") entered into a Securities Purchase Agreement (the "Purchase Agreement") with Small Island Investments Limited, a Bermuda corporation (the "Investor"), pursuant to which the Company has agreed to sell and issue to the Investor 473,934 shares (the "Shares") of a new series of the Company's preferred stock, par value $0.001 per share, to be designated as "Series C Convertible Preferred Stock" ("Series C Preferred Stock"), at a purchase price of $4.22 per share, or an aggregate purchase price of $2,000,001.48.  Each share of the Series C Preferred Stock is convertible into two shares of the Company's common stock, par value $0.001 per share ("Common Stock").  The closing of the investment transaction (the "Investment Transaction") under the Purchase Agreement (the "Closing") is subject to certain conditions, including the receipt of stockholder approval of the Investment Transaction.  The Company expects the Closing to occur promptly following the satisfaction of such condition and prior to September 30, 2012.

As discussed herein, in December 2011 the Company amended its note payable to Wells Fargo Bank. At the time the Company was not in compliance with certain loan covenants. Under terms of the amended note agreement, the Company is required to have tangible net worth of not less than $2.5 million as of December 31, 2012, which is greater than the Company's current tangible net worth.  However, as discussed above we have entered into a Stock Purchase Agreement for $2,000,000 of convertible preferred stock which will increase our net worth in excess of the $2,500,000 requirement. Additionally, a condition of the amended note agreement requires any remaining balance on the note to be paid from any proceeds of the sale of stock in the Company. We anticipate paying off the remaining balance of $276,000 prior to September 30, 2012. In addition, for the quarter ended June 30, 2012, the Company was required to have an EBITDA coverage ratio of .3 to 1 (and increasing thereafter). As of June 30, 2012 the Company was in compliance with the required EBITDA coverage ratio of ..3 to 1.

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

On December 27, 2011, Good Times Restaurants Inc. and its subsidiary Good Times Drive Thru Inc. (together, the "Company") entered into a First Amendment To Amended and Restated Credit Agreement and Waiver of Defaults and a Second Amended and Restated Term Note in the principal amount of $470,874 (together the Amendments") with the Bank. The Amendments were conditional upon the closing of the sale of the Littleton restaurant described under Recent Events and provide for a reduction in the principal amount of the loan by an additional $100,000 from the proceeds of that sale, the release of collateral associated with that restaurant and a modification to the repayment terms and maturity date of the loan to December 31, 2013.  The Amendments waived the current covenant defaults asserted by the Bank and modify certain financial covenants in the Credit Agreement requiring the Company to have a Net Worth not less than $2,500,000 as of December 31, 2012 and thereafter and an EBITDA Coverage Ratio not less than (i) 0.30 to 1.00 as of the end of the third quarter ending June 30, 2012, (ii) 0.70 to 1.00 as of the end of the fiscal year ending September 30, 2012, and (iii) .90 to 1.00 as of the end of each fiscal quarter thereafter, determined on a rolling 4-quarter basis.  The Company is required to prepay the Term Loan up to the full outstanding principal balance of the note (in addition to any and all other obligations due to Bank including the Interest Rate Swap) upon the sale of any stock or other equity interest in the Company. There was not any change to the interest rate or fees payable to the Bank under the Amendment and the re-amortized loan balance was $276,000 as of June 30, 2012. Repayment of the loan is secured by equipment in various restaurants owned by the Company.

PFGI II LLC Promissory Note: In July 2008, we entered into a $2,500,000 promissory note with an unrelated third party (PFGI II, LLC) and amended that note on April 20, 2009 extending the maturity to July 10, 2010. Effective January 2, 2010, the Company entered into an agreement to amend its loan with PFGI II LLC.  The maturity date was extended to December 31, 2012, the interest rate was increased to 8.65% and monthly payments of principal and interest are payable beginning January 31, 2010, based upon a 25 year amortization prior to maturity. In April 2012 PFGI II, LLC agreed to extend the loan to December 31, 2013 on the existing note terms if a sale leaseback has not been completed on the Firestone property and subject to the prepayment of $300,000 from the proceeds of the sale of a restaurant that occurred on July 9, 2012.

In connection with the agreement, the Company issued a three-year warrant dated January 2, 2010 to PFGI II, LLC which provides that PFGI II, LLC may at any time from January 2, 2010 until December 31, 2012 purchase up to 37,537 shares of the Company's common stock at an exercise price of $3.33 per share. The number of shares purchasable upon exercise of the warrant and the exercise price are subject to customary anti-dilution adjustments upon the occurrence of any stock dividends, stock splits, reverse stock splits, recapitalizations, reclassifications, stock combinations or similar events. The fair value of the warrant issued to PFGI II, LLC was determined to be $79,000 with the following assumptions; 1) risk free interest rate of 1.7%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $79,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount is being amortized over the term of thirty nine months and charged to interest expense.

The promissory note originally constituted a revolving line-of-credit for the development of new restaurants which was advanced and repaid on a monthly basis from time to time.  The promissory note now constitutes a term loan with monthly payments of principal and interest.  The loan is secured by separate leasehold deeds of trust and security agreements related to six company-owned restaurants and a first deed of trust on one real property funded by the line of credit. On December 5, 2010 the company sold a parcel of land in Aurora, Colorado and used approximately $812,000 of the net proceeds to reduce the loan balance. The total outstanding balance on the promissory note was $1,628,000 at June 30, 2012, and subsequent to June 30 was reduced by $300,000 (see note above).

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

Capital Expenditures

We do not have any plans for any significant capital expenditures for the balance of fiscal 2012, other than normal recurring capital expenditures for existing restaurants and the possible exterior re-imaging of one or two company-owned restaurants. Additional commitments for the development of new restaurants in fiscal 2012 and beyond will depend on the Company's sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash used in operating activities was $63,000 for the nine months ended June 30, 2012. The net cash used in operating activities for the nine months ended June 30, 2012 was the result of a net loss of ($710,000) as well as cash and non-cash reconciling items totaling $647,000 (comprised of depreciation and amortization of $607,000, stock-based compensation expense of $49,000, amortization of debt issuance costs of $19,000 and a net decrease in other operating assets and liabilities of $28,000).

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

Net cash provided by investing activities for the nine months ended June 30, 2012 was $149,000 which reflects proceeds from the sale of property of $305,000, payments of $33,000 for miscellaneous restaurant related capital expenditures, payments of $59,000 for the completion of the installation of new menu boards, $56,000 for the exterior reimaging of one restaurant and $8,000 in loans, net of repayments, to franchisees.

Net cash provided by investing activities for the nine months ended June 30, 2011 was $976,000 which reflects proceeds from the sale of property of $1,053,000 and payments of $29,000 for miscellaneous restaurant related capital expenditures and payments of $48,000 for menu boards.

Net cash used in financing activities for the nine months ended June 30, 2012 was $364,000, which includes principal payments on notes payable and long term debt of $287,000 and distributions to non-controlling interests of $77,000.

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

Subsequent Events

Subsequent to June 30, 2012 we sold one company-owned restaurant in Loveland, Colorado to an unrelated third party. The sale closed on July 9, 2012 with net proceeds of $605,000 which resulted in an $80,000 gain on the sale. We used $300,000 of the net proceeds to prepay principal on our PFGI II, LLC note to release the collateral held by PFGI II on the property that was sold.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DATE: August 14, 2012
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller