Form 10-K
period 2012-09-30
GOOD TIMES RESTAURANTS INC
filed 2012-12-28
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2012

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______

Commission file number 000-18590

GOOD TIMES RESTAURANTS INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1133368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Corporate Circle, Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 384-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.001 par value, Preferred Stock $.001 par	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [x]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company[x]

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

As of December 17, 2012, the aggregate market value of the 898,853 shares of common stock held by non affiliates of the issuer, based on the closing sales price of the common stock on December 17, 2012 of $2.20 per share as reported on the Nasdaq Capital Market, was $1,977,477.

As of December 17, 2012, the issuer had 2,726,214 shares of common stock outstanding.

TABLE OF CONTENTS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
		PAGE
	PART I
Item 1	Business	3 - 12
Item 1A	Risk Factors	12 - 15
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	16
Item 3	Legal Proceedings	16
Item 4	Mine Safety Disclosures	16

	PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16 – 17
Item 6	Selected Financial Data	18
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 24
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8	Financial Statements and Supplementary Data	F1 – F17
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item 9A	Controls and Procedures	25
Item 9B	Other Information	25

	PART III

Item 10	Directors, Executive Officers and Corporate Governance	26 – 32
Item 11	Executive Compensation	32 – 35
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13	Certain Relationships, Related Transactions, and Director Independence	37 – 38
Item 14	Principal Accountant Fees and Services	38 - 39

	PART IV

Item 15	Exhibits, Financial Statement Schedules	40 – 42

	Signatures	43

23.1	Consent of HEIN & ASSOCIATES LLP
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
31.2	Certification of Controller pursuant to 18 U.S.C. Section 1350
32.1	Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350

PART I

ITEM 1.

BUSINESS

Overview: Good Times Restaurants Inc., a Nevada corporation (the “Company”), was organized in 1987.  The Company is essentially a holding company for its wholly owned subsidiary, Good Times Drive Thru Inc. (“GTDT”), which is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our restaurants are located in the front-range communities of Colorado but we also have franchised restaurants in North Dakota and Wyoming.  The terms “Good Times”, “we”, “us” and “our” where used herein refer to the operations of GTDT and of the Company.

Recent Developments:  We experienced fairly dramatic same store sales declines immediately after the beginning of the recession in the spring of 2008 that continued through late spring of 2010 after several consecutive years of same store sales increases.  Beginning in June 2010 our same store sales trends began to flatten out and then increased for twenty three consecutive months through June 2012, including an increase of 6.2% in fiscal 2011 and an increase of 3.1% in fiscal 2012.

In the fourth quarter of fiscal 2012 same store sales declined 1%; however we were negatively impacted by road construction and road closures at two locations.  Factoring out the sales declines at the two affected locations our same store sales would have increased approximately 1.2% in the fourth quarter of fiscal 2012 which would have been the sixth consecutive quarter of same store sales increases.  These sales increases have been accomplished with lower advertising expenditures as a percentage of sales as we have refocused our marketing expenditures to more on-site and trade area activities, including new menu boards, point of purchase materials and facility improvements.

During fiscal 2012 we began the reimaging and remodeling of older restaurants that includes new signage, new exterior finishes, upgraded lighting, patio enhancements and new graphics design.  We anticipate that for our drive through only restaurants, the cost of the reimaging will be approximately $40,000 per restaurant.  Those older restaurants with dining rooms will be slightly more and will vary depending on the age of the restaurant.  We plan to systematically apply the reimaging elements to our older, double drive thru restaurants and select dining room restaurants throughout fiscal 2013 and 2014, depending on the availability of funds.

In the first quarter of fiscal 2013 we implemented a new limited item breakfast menu that we anticipate will generate incremental sales and additional profitability during the fiscal year.  Consistent with our brand position of offering fresh, all natural, handcrafted products, we elected to come to market with authentic, Hatch Valley New Mexico green chile burritos at a price point of $2 each, which we believe is both an excellent value for our customer and is highly differentiated from any other offerings in the quick service restaurant category.   Because we do not offer a broad breakfast menu, we are highly labor efficient for that day part resulting in a relatively low breakeven point and incremental profitability.   We anticipate market wide advertising for the new day part in fiscal 2013.

In the fourth quarter of fiscal 2012 and after several months of development, we began the test of a new chicken platform centered on All Natural, Hand Breaded Chicken Tenders.   We anticipate the system wide rollout in early fiscal 2013, which will make Good Times the only quick service restaurant chain in Colorado serving All Natural beef and chicken with no hormones, no steroids, no antibiotics and humanely raised animals with no animal byproducts in the feed.  We anticipate increasing our marketing messaging and expenditures around this strategic platform in fiscal 2013.

Our Income from Operations improved by $1,247,000 in fiscal 2011 compared to fiscal 2010 and by $191,000 in fiscal 2012 compared to fiscal 2011, even in the midst of unprecedented commodity cost increases.  Our cost of sales, as a percentage of net sales, declined 1.7% compared to fiscal 2011 as a result of menu price increases, new product introductions and re-engineering of each category of our menu.   As a result of the new breakfast day part introduction, we anticipate that we will see continued leveraging of our fixed and semi-variable costs for improved profitability.

On September 28, 2012, we closed on a private placement of 355,451 shares of Series C Convertible Preferred Stock to Small Island Investments Limited (“SII”) for an aggregate purchase price of $1,500,000 (or $4.22 per share), pursuant to the terms of the Securities Purchase Agreement between the Company and SII dated June 13, 2012 and supplemented on September 28, 2012 and October 16, 2012 (collectively, the “Purchase Agreement”).  SII remains obligated, under the Purchase Agreement, to close on the purchase of an additional 118,483 shares of Series C Convertible Preferred Stock, for the additional aggregate purchase price of $500,000 (or $4.22 per share), on or before March 31, 2013, at such time as the Company’s Board of Directors reasonably determines, with 45 days’ prior notice to SII, that the Company requires such funds to maintain the minimum stockholders’ equity required under NASDAQ Listing Rule 5550(b) for continued listing on The NASDAQ Capital Market.  Each share of Series C Convertible Preferred Stock is convertible at the option of the holder into two shares of Common Stock, subject to certain anti-dilution provisions.  The shares of Series C Convertible Preferred Stock will accrue dividends at the rate of 8.0% per annum of the original issue price of $4.22 per share, with such accrued dividends payable quarterly.  In the event the Series C Convertible Preferred Stock has not been converted to Common Stock on or before March 28, 2014, thereafter (i) the rate of the accrued dividends shall increase to 15.0% per annum from March 28, 2014 until converted or redeemed by the Company, and (ii) the Company may upon the approval of a majority of the disinterested members of the Board of Directors redeem all or from time to time a portion of the Series C Convertible Preferred Stock by payment of its liquidation preference.  The shares of Series C Convertible Preferred Stock also have additional voting rights, restrictions and provisions as disclosed in our Proxy Statement filed on August 10, 2012.

We sold one company-owned restaurant in Loveland, Colorado to an unrelated third party. The sale closed on July 9, 2012 with net proceeds of $605,000 which resulted in an $80,000 gain on the sale. We used $300,000 of the net proceeds to prepay principal on our PFGI II, LLC note to release the collateral held by PFGI II on the property that was sold.

At September 30, 2012 we classified $1,380,000 as assets held for sale in the accompanying consolidated balance sheet. These costs are related to a site in Firestone, Colorado which has been fully developed. On November 30, 2012 we completed a sale lease-back transaction on the property.  The net sale leaseback proceeds of $1,380,000 were used to reduce the PFGI II term loan by $765,000 and to increase our working capital.

On November 30, 2012 we purchased the real estate underlying an existing restaurant from our landlord for $760,000.  In connection with the real estate purchase we have entered into an additional sale leaseback agreement that is expected to close in January 2013 and we expect to recognize net proceeds of $870,000.  We entered into an amendment to the PFGI II loan agreement whereby we will repay the remaining loan balance out of the sale leaseback proceeds from the closing on this sale leaseback transaction.

On December 5, 2012 we entered into an agreement to purchase a restaurant from a franchisee for a total of $1,250,000, including the real estate and operating business with an anticipated closing date of December 31, 2012.  We will pay $650,000 in cash and issue a short term note of $600,000.  We have entered into a sale leaseback agreement for the real estate that we expect will yield approximately $1,050,000 in net proceeds by March 31, 2013.

On April 6, 2012, the Company engaged Heathcote Capital LLC (“Heathcote”) to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction, which services may include identifying and contacting potential acquisition targets and/or sources of financing for the Company, advising and assisting the Company in evaluating various structures and forms of any transaction, assisting in the preparation of proposals and evaluation of offers, and assisting the Company in negotiating the financial aspects of the transaction.  No such transaction has yet occurred, but the Company continues to consider possible strategic alternatives.  Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the Agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors.

In fiscal 2012 we sold two Company-operated restaurants and two franchise restaurants closed.  Subsequent to September 30, 2012, two cobranded test restaurants with Taco Johns terminated their franchise agreements and the test is now limited to three franchised restaurants in Wyoming and North Dakota. We continue to evaluate the near term realizable asset value of each restaurant compared to its longer term cash flow value and we may choose to sell, sublease or close a limited number of additional lower performing restaurants in fiscal 2013 as we position the company for growth in new store development and reposition our stores away from trade areas that may have shifted demographically or from our current concept direction.  We will require additional capital sources to develop additional company-owned restaurants. We anticipate that the sale of a limited number of lower volume restaurants will improve our average unit sales, operating margins as a percentage of revenue and may provide cash resources for reinvestment into existing restaurants, new restaurant development and to increase our working capital.

See Financing Activities under the Liquidity and Capital Resources section Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below for further details of the transactions described above.

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

We operate at the upper end of the quick service restaurant (QSR) category in terms of the quality of our ingredients and pricing strategy, without a $1 menu or deep discounting.   Consumer research has shown us that the customer feels a strong connection to Good Times and feels better about choosing Good Times over the larger hamburger QSR brands due to the quality of our ingredients and brand personality.   As a result we have developed a communications umbrella called

“Happiness Made to Order” with three primary brand pillars of Innovation, Quality and Connectedness.  All of our product initiatives are designed to support a brand position that adds differentiation to our concept within the landscape of quick service restaurant competitors, particularly in the hamburger segment.   Within Innovation we strive to create products and flavor profiles available only at Good Times that challenge QSR norms.  Within Quality, our products are supported by Fresh, All Natural, Handcrafted attributes using high quality, regional ingredients.  Within Connectedness, we strive to create connections with our customers based on the Colorado lifestyle, local brand partners and community support and involvement.   With the introduction of All Natural, Hand Breaded Chicken Tenders in fiscal 2013 Good Times will be the only quick service restaurant chain in the region serving All Natural beef and chicken with no hormones, no steroids, no antibiotics and humanely raised animals with no animal byproducts in the feed.

We continued to make significant product introductions and modifications in fiscal 2012 with a combination of limited time offer and permanent product introductions including a 5280 Lifestyle menu providing lower calorie offerings, Sweet Potato Fries, Summer and Holiday Shakes, Hatch Valley New Mexico Green Chile Burritos, Fresh Grilled, Honey Cured Bacon Burgers and Loaded Fries.  During 2013, we plan to focus on our new chicken platform, the new breakfast daypart, and continued improvements in our core menu, including packaging changes.

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

We will continue to focus on elevating the attributes of our menu items that we believe give us a unique position in hamburger quick service restaurants - Fresh All Natural Angus beef and All Natural Chicken that is free from hormones, antibiotics and animal byproducts in the feed; Fresh Frozen Custard made fresh every few hours in every restaurant; Fresh Grilled Honey Cured Bacon; Fresh Squeezed Lemonade; Fresh Cut Fries; 100% Breast of Chicken; Freshly Sliced Produce and toppings such as real guacamole  and sautéed mushrooms.  We continue to work on the preparation system and packaging design for our burgers with the goal of achieving a more hot-off-the-grill, cooked to order flavor that is more common in fast casual and casual theme concepts than in quick service restaurants.

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

o

Distinctive quality.  We strive to offer unique, highly distinctive tastes with fresh, high quality, handcrafted ingredients that are all natural and free of hormones, antibiotics or steroids whenever possible.

o

Excellent systems.  We strive to provide the best systems and processes in every area to free our management to focus on leading their people.

•

Offer high quality, unique menu items that provide exceptional value.  Our restaurants feature menu items that are unique in the quick service segment, and flavor profiles that are associated more with fast casual and casual theme restaurants than with fast food.  Each menu category has signature recipes with fun, irreverent names that build Good Times’ non-traditional personality such as Wild Fries with Wild Dippin Sauce, Big Daddy Bacon Cheeseburger, Mighty Deluxe, Burnin’ Buffalo Chicken and Strawberry Cheesecake Addiction Spoonbender.  We continue to make relevant changes to our entire menu to leverage our heritage of quality products and to position the Good Times brand for a more unique and highly differentiated consumer experience.

•

Establish a unique brand position in quick service restaurants.  We aspire to have Good Times stand for “innovative, handcrafted, fresh, all natural food.”  Key brand support for that includes attributes such as “Fresh”, “All Natural”, “Fresh Grilled”, “Authentic”, “Handcrafted”, and “Fresh Squeezed” with a theme of fresh ingredients and made to order food.

•

Continually improve our fast, friendly, personal customer service under our tagline of “Happiness Made to Order”. We strive to optimize and personalize the interaction between our employees and customers, particularly at the points of order and payment, to build a reputation as having the friendliest service.  We manage the face to face interaction with our customers through extensive employee screening and hospitality training to ensure their experience is punctuated by attentive, friendly service.  We have implemented an online screening and hiring system to reduce our hourly employee turnover and hire team members that exhibit good service attitudes.  Additionally, we introduced video training tools that we believe enhance consistent execution of our quality standards. Speed of service through our drive thru lanes is important to the consumers’ need for convenience, but is always secondary to delivering the highest quality product possible.  We monitor each car’s service time and have developed incentive programs for management and employees to maintain our quick service standards.

•

Build customer loyalty through a unique brand experience.  In addition to fast friendly service and great tasting products, we strive to maintain clean, safe and appealing facilities with a particular emphasis on well groomed landscaping, freshly painted exteriors and merchandising that highlights the unique product attributes and flavors of our products.  We believe that everything the customer sees, smells, hears and feels influences their overall impression and the reputation of Good Times and that Good Times’ target customer is seeking more out of  a quick service restaurant experience.

•

 Build awareness of the Good Times Burgers & Frozen Custard brand. We believe that Good Times has built substantial brand equity among our customers and has become known for our quality, service and signature tastes, particularly within the hamburger category.  We believe there is significant opportunity to continue to build that reputation within the hamburger category by continuing to build a stronger overall value proposition and offer our new breakfast category outside of Burgers, Sides and Custard.  Depending on the availability of capital to us to build out the Colorado market, we plan to sustain our media advertising and increase our store level communications, augmented by a new Loyalty Program and social media.

•

Continually improve our employees’ knowledge and proficiency of our core processes. Our customers’ experience is driven by the ability of our management and employees to consistently execute clearly defined processes in every area of our business.  We believe that our employees’ abilities and attitudes are directly related to our ability to provide well designed service, production and operating processes and effective training that allows them to continually learn, improve and succeed.  We train, test, certify and re-train all employees and management on all of our core operating and management processes to continually improve levels of proficiency.

Current Fiscal Year Initiatives:

1.

Consistently Grow Same Store Sales: We will continue to focus on comparable restaurant sales driven by increases in guest counts and increases in the average guest check.  Same store sales increased 3.1% in fiscal 2012 compared to fiscal 2011. We hope to increase guest counts throughout fiscal 2013 through a multi-faceted approach to continually improve the Good Times brand experience for our customers by:

•

Introducing a new breakfast daypart that we anticipate will generate incremental sales of at least 6%, consisting of Hatch Valley Green Chile Burritos, Daz Bog Coffee and Orange Juice.

•

Introducing a new line of all natural, hand breaded chicken tenderloin products making Good Times the only quick service restaurant company in Colorado offering all natural beef and chicken raised without hormones or antibiotics and vegetarian fed animals.

•

Continuing to communicate our core value proposition that is centered on the availability of fresh, high quality, handcrafted  products at several different price points across our menu.

•

Shifting our marketing communications from solely broadcast media to more store level communications and implementation of new social media initiatives that leverage our existing customer base.

•

Introducing both permanent and limited time products that are only available at Good Times.

•

Improving our execution on customer service and the delivery of our brand experience through continual re-training of all of our employees on our standards and heightened expectations.

•

Continuing to reinvest in our existing facilities with reimaging and remodeling.

2.

Reduce our Cost of Sales: In fiscal 2012 our food and packaging costs decreased by 1.7% of restaurant sales from fiscal 2011 and in the fourth quarter they were 2.7% lower than the same period in fiscal 2011. The decrease was primarily due to menu reengineering within our current menu categories. Our weighted average commodity costs remained flat in fiscal 2012 compared to the prior year. We implemented a cumulative total menu price increase of 5.3% during fiscal 2011 and 1.6% in fiscal 2012. We expect to make modest price increases in fiscal 2013 but anticipate larger menu reengineering within our current menu categories and the addition of a new menu category that will reduce our overall cost of sales as a percentage of sales.

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

4.

Pursue Strategic Alternatives:  We continue to pursue possible additional strategic alternatives to enhance shareholder value and leverage our existing General & Administrative expenses and the costs related to our operation as a publicly traded entity.   The strategic alternatives may include acquiring development rights to an additional concept for growth, the acquisition of another operating company, a recapitalization of the Company for accelerated growth or some combination of these strategies. If we can effect one or more of these strategic alternatives, we believe we have the infrastructure in place to support a larger operating company and the growth of another concept.

Expansion strategy and site selection: We believe that our highest return opportunity is to focus Good Times’ growth in Colorado for operating and marketing efficiencies off of our existing base of restaurants.

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

Restaurant locations: We currently operate or franchise a total of thirty-nine Good Times restaurants, of which thirty-six are in Colorado, with thirty five in the greater Denver metropolitan area and one in Silverthorne. Three of these restaurants are “dual brand”, operated pursuant to a Dual Brand Test Agreement with Taco John’s International, of which there is one in North Dakota and two in Wyoming.

	Total	Denver, CO Greater Metro	Colorado, Other	Wyoming	North Dakota
Company-owned & Co-developed	24	23	1
Franchised	12	12
Dual brand franchised	3			2	1
	39	35	1	2	1

December:	2011	2012
Company-owned restaurants	18	17
Co-developed	7	7
Franchise operated restaurants	20	15
Total restaurants:	45	39

In December 2011 a franchisee’s franchise agreement expired for a restaurant operating in Boise, Idaho and the franchisee closed the restaurant. Also in December 2011 we sold one company-owned restaurant in Littleton, Colorado for cash. In April 2012 a franchisee closed a restaurant in Colorado Springs, Colorado as part of our exit from that market. In July 2012 we sold one company-owned restaurant in Loveland, Colorado. In August we purchased a restaurant in Loveland, Colorado from the franchisee. In December 2012 a franchisee terminated its Good Times franchise agreement in the dual brand concept and has stopped selling Good Times products at two Colorado locations.  We anticipate that franchisees may close one low volume franchised restaurants in fiscal 2013 and we may close one lower volume company operated restaurants, which would result in improved overall operating margins and more efficient allocation of overhead resources.

Menu:  The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, fresh squeezed and frozen lemonades, soft drinks and frozen custard products.  In November 2012 we introduced Hatch Valley Green Chile Breakfast Burritos, orange juice and coffee.  Each menu item is made to order at the time the customer places the order and is not pre-prepared.

The hamburger patty is made with Meyer All Natural, All Angus beef, served on a 4” bun.  Hamburgers and cheeseburgers are garnished with fresh iceberg lettuce, fresh sliced sweet red onions, mayonnaise, guacamole, fresh grilled honey cured bacon, and proprietary sauces.  The chicken products include a spiced, battered whole muscle breast patty and a grilled seasoned breast patty, both served with mayonnaise, lettuce and tomatoes, and Chicken Dunkers, whole breast meat breaded Tenders.  Signature chicken products include the Burnin’ Buffalo, Guacamole Bacon Chicken, and 100% whole muscle breast meat Dunkers.  Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

All natural Angus beef is raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open beef market. We believe that all natural beef delivers a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer All Natural Beef  processes, may also minimize the risk of any food-borne bacteria-related illnesses.

Fresh frozen custard is a premium ice cream (requiring in excess of 10% butterfat content and .4% egg yolks) with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts.  The custard is scooped similarly to hard-packed ice cream but is served at a slightly warmer temperature.  The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products.  Good Times serves the frozen custard as vanilla and a flavor of the day in cups and cones, specialty sundaes and “Spoonbenders”, a mix of custard and toppings, and we anticipate it will continue to be a significant percentage of sales as we continue to develop and promote custard products.

The breakfast menu is centered around Hatch Valley Green Chile Burritos made with our own proprietary green chile recipe using Hatch Valley New Mexico roasted green chiles, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo.  We also offer a premium coffee made by Daz Bog, a Colorado based coffee roaster, and pure 100% orange juice.

Marketing & Advertising:  Our marketing strategy focuses on: 1) driving comparable restaurant sales through attracting new customers and increasing the frequency of visits by current customers; 2) communicating specific product news and attributes to build strong points of difference from competitors; and 3) communicating a unique, strong and consistent brand personality.

Media is an important component of building Good Times’ brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on radio media during fiscal 2012.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.  As we continue to develop more and more distinctiveness to Good Times’ brand and increase penetration of the Colorado market, we anticipate we will continue to use media advertising to increase overall awareness.  However, during fiscal 2012, we reduced our overall advertising expenditures and focused more of our marketing funds on store level and trade area level communication and activities, supplemented by social media. During fiscal 2013 we will continue with limited broadcast media, a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products.

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

Operations:

Restaurant Management:  We have developed a limited number of Operating Partners in a few of our restaurants as we are able to recruit qualified candidates.  We believe that this is a distinct competitive advantage that provides a higher level of service, quality control and stability over time.  The objective of the Operating Partner Program is to have each partner develop a relationship with the employees, the customers and the community at their restaurant and develop an ownership mentality with commensurate rewards as sales increase over a longer period of time.  The program allows an Operating Partner to earn 25% of a restaurant’s improvement in cash flow over an established baseline.  Each Good Times restaurant employs an operating partner or a general manager, one to two assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts.  An eight to ten week training program is utilized to train restaurant managers on all phases of the operation.  Ongoing training is provided as necessary.  We believe that incentive compensation of our restaurant managers is essential to the success of our business.  Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.  Most of our managers participate in a more traditional bonus plan based on their performance against their monthly financial, operating, customer and people development scorecard metrics.

Operational Systems and Processes:  We believe that we have high level operating systems and processes relative to those in the industry.  Detailed processes have been developed for hourly, daily, weekly and monthly responsibilities that drive consistency across our system of restaurants and performance against our standards within different day parts.  We utilize a labor program to determine optimal staffing needs of each restaurant based on its actual customer flow and demand.  We also employ several additional operational tools to continuously monitor and improve speed of service, food waste, food quality, sanitation, financial management and employee development.  We are testing a new point of sale computer system that will improve our ability to analyze transaction, sales mix and employee data that we believe can decrease our food waste and improve the effectiveness of store level marketing initiatives.

The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver.  The total transaction time for the delivery of food at the window is approximately 45 to 75 seconds during peak times.

We use several sources of customer feedback to evaluate each restaurant’s service and quality performance, including an extensive secret shopper program, customer comment phone line, telephone surveys and website comments.  Additionally, management uses both its own primary consumer research for product development and to determine customer usage and attitude patterns as well as third party market research that evaluates Good Times’ performance ratings on several different operating attributes against key competitors.

Training:  We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously.  All of our training and development is based upon a “train, test, certify, re-train” cycle around standards and operating processes at all levels.  We conduct a semi-annual performance review with each manager to discuss prior performance and future performance goals.  We have a defined weekly and monthly goal setting process around future performance goals.  We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.  Additionally we have a library of video training tools to drive training efficiencies and consistency.

Recruiting and Retention:  We seek to hire experienced restaurant managers and Operating Partners.  We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, and incentive plans at every level that are tied to performance against key goals and objectives.  We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement.  We also provide various other incentives, including vacations, car allowances, monthly performance bonuses and monetary rewards for managers who develop future managers for our restaurants.  We have implemented an online screening and hiring tool that has proven to reduce hourly employee turnover by more than 50%.

Franchising:  Good Times has prepared prototype area rights and franchise agreements, a Uniform Franchise Disclosure Document (“UFDD”) and advertising material to be utilized in soliciting prospective franchisees.  We seek to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  We are not currently soliciting new franchisees and will not do so until capital becomes more available and we have regained greater same store sales momentum.

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

We have entered into twelve franchise agreements in the greater Denver metropolitan area.  Twelve franchise restaurants and seven joint-venture restaurants are operating in the Denver metropolitan area media market.   Dual branded franchised restaurants operate in Gillette and Sheridan, Wyoming, and Bismarck, North Dakota.

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

Food Preparation, Quality Control & Purchasing:  We believe that we have excellent food quality standards relative to the quick service restaurant industry.  Our systems are designed to protect our food supply throughout the preparation process.  We inspect specific qualified manufacturers and work together with those manufacturers to provide specifications and quality controls.  Our operations management teams are trained in a comprehensive safety and sanitation course provided by the National Restaurant Association.  Minimum cook temperature requirements and line checks throughout the day ensure the safety and quality of both burgers and other items we use in our restaurants.

We currently purchase 100% of our restaurant food and paper supplies from Food Services of America (formerly Yancey’s Food Service).  We do not believe that the current reliance on this sole vendor will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased.  We do not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices.

Employees:  At December 17, 2012, we had approximately 400 employees of which 337 are part time hourly employees and 63 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

Competition:  The restaurant industry, including the fast food segment, is highly competitive.  Good Times competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates.  Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.  Restaurant companies that currently compete with Good Times in the Denver market include McDonald's, Burger King, Wendy's, Carl’s Jr., Sonic and Jack in the Box.  Double drive-through restaurant chains such as Rally's Hamburgers and Checker's Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado.  Culver's and Freddy’s are the only significant competitors offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and both have a significant presence in Midwestern markets that may be targeted for expansion.  Additional “fast casual” hamburger restaurants are being developed in the Colorado market, such as Smashburger and Five Guys; however, they do not have drive-through service and generate an average per person check that is approximately 50% higher than Good Times’ average check.

We believe that we may have a competitive advantage in terms of quality of product compared to traditional fast food hamburger chains.  Early development of our double drive-through concept in Colorado has given us an advantage over other double drive-through chains that may seek to expand into Colorado because of our brand awareness and present restaurant locations.  Nevertheless, we may be at a competitive disadvantage to other restaurant chains with greater name recognition and marketing capability.  Furthermore, most of our competitors in the fast-food business operate more restaurants, have been established longer, and have greater financial resources and name recognition than we do.  There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Trademarks:  Good Times has registered its mark "Good Times! Drive Thru Burgers"(SM) with the State of Colorado.  We have also registered our mark “Good Times Burgers & Frozen Custard” federally and with the State of Colorado.

Good Times received approval of its federal registration of "Good Times" in 2003.  In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “5280 Lifestyle Menu”, “Big Daddy Bacon Cheeseburger”, “Chicken Dunkers”, “Happiness Made To Order”, “Mighty Deluxe”, “Mile High Sliders”, “Pawbender”, "Spoonbender", “Wild Fries”, and “Wild Dippin’ Sauce”. Our trademarks expire between 2013 and 2018.

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

Available Information: Our Internet website address is www.goodtimesburgers.com.  We make available free of charge through our website’s investor relations information section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the SEC under applicable securities laws as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.  Our website information is not part of or incorporated by reference into this Annual Report on Form 10-K.

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

•

future capital expenditures;

o

our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2013;

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

ITEM 1A.

RISK FACTORS

You should consider carefully the following risk factors before making an investment decision with respect to the Company’s securities. You are cautioned that the risk factors discussed below are not exhaustive.

We have accumulated losses. We have incurred losses in every fiscal year since inception except 1999, 2002, 2006 and 2007.  As of September 30, 2012 we had an accumulated deficit of $18,457,000.  We cannot assure you that we will not have a loss for the current fiscal year ending September 30, 2013.

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

We will require additional financing. In order to fully develop the Denver market and to expand into markets outside of Colorado, we will require additional financing.  We cannot assure you that we will be able to access sufficient capital to adequately finance our operations and our planned developments or that additional financing will be available on reasonable terms.  The current economic environment and status of the capital markets may adversely affect our ability to acquire additional debt or equity financing for working capital, new restaurant development, or refinancing of existing funding agreements.

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

Additionally, our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants.  Difficulty in obtaining adequate financing adversely affects the number and rate of new restaurant openings by our franchisees and adversely affects our future franchise revenues.

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

We depend on key management employees. We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our president and chief executive officer, and Scott Lefever, our vice president of operations.  Although we have entered into an employment agreement with Mr. Hoback, he may voluntarily terminate his employment with us at any time.  In addition, we do not maintain key-person insurance on Messrs. Hoback’s or Lefever’s life.  The loss of Messrs. Hoback’s or Lefever’s services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

Nevada law and our articles of incorporation and bylaws have provisions that discourage corporate takeovers and could prevent stockholders from realizing a premium on their investment. We are subject to anti-takeover laws for Nevada corporations.  These anti-takeover laws prevent a Nevada corporation from engaging in a business combination with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation’s voting stock, unless specified conditions are met.

Our articles of incorporation and our bylaws contain a number of provisions that may deter or impede takeovers or changes of control or management.  These provisions:

•

authorize our Board of Directors to establish one or more series of preferred stock the terms of which can be determined by the Board of Directors at the time of issuance;

•

do not allow for cumulative voting in the election of directors unless required by applicable law.  Under cumulative voting a minority stockholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors;

•

state that special meetings of our stockholders may be called only by the chairman of the board the president or any two directors and must be called by the president upon the written request of the holders of ten percent of the outstanding shares of capital stock entitled to vote at such special meeting; and

•

provide that the authorized number of directors is no more than seven as determined by our Board of Directors.

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

We have a controlling stockholder.  Small Island Investments Limited (“SII”) beneficially owns approximately 50.8% of our outstanding Common Stock and controls approximately 60.9% of the total voting shares through its ownership of our outstanding Series C Convertible Preferred Stock.  SII also has veto rights with respect to certain major corporate transactions by virtue of the terms of its Series C Convertible Preferred Stock.  In addition, SII has the right, for so long as it owns more than 50% of our outstanding capital stock, to designate a majority of our Board of Directors.  SII therefore has the ability to alter the strategic direction and/or capital structure of the Company.

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

Our NASDAQ Listing Is Important. Our Common Stock is currently listed for trading on the NASDAQ Capital Market.  The NASDAQ maintenance rules require, among other things, that our common stock price remains above $1.00 per share and that we have minimum stockholders’ equity of $2.5 million.  During fiscal 2012, we received notice of non-compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market.  The closing of our private placement transaction with SII on September 28, 2012 has allowed the Company to regain compliance with the minimum stockholders’ equity requirement.  In addition, SII has agreed to purchase an additional 118,483 shares of Series C Convertible Preferred Stock, for an additional aggregate purchase price of $500,000 (or $4.22 per share), on or before March 31, 2013, at such time as the Company’s Board of Directors reasonably determines, with 45 days’ prior notice to SII, that the Company requires such funds to maintain the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

We currently lease approximately 3,700 square feet of space for our executive offices in Golden, Colorado for approximately $58,000 per year under a lease agreement which expires in December 2012 and we anticipate extending the lease beyond 2012. The space is leased from The Bailey Company, a significant stockholder in the Company, at their corporate headquarters.

As of December 15, 2012, Good Times has an ownership interest in twenty-four Good Times units, all of which are located in Colorado.  Seven of these restaurants are held in a joint venture limited partnership of which Good Times is the general partner.  Good Times has a 50% interest in six of the partnership restaurants and a 78% interest in one restaurant. There are seventeen Good Times units that are wholly owned by Good Times.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Common Stock are listed for trading on the NASDAQ Capital Market under the symbol “GTIM”.  The following table presents the quarterly high and low bid prices for our Common Stock as reported by the NASDAQ Capital Market for each quarter within the last two fiscal years.  The quotations reflect interdealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	2011			2012
QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

December 31, 2010	$ 3.00	$ 1.56	December 31, 2011	$ 1.65	$ 1.06
March 31, 2011	$ 4.73	$ 1.80	March 31, 2012	$ 1.45	$ .91
June 30, 2011	$ 2.44	$ 1.64	June 30, 2012	$ 5.00	$ .90
September 30, 2011	$ 1.88	$ 1.38	September 30, 2012	$ 2.20	$ 1.28

As of December 17, 2012 there were approximately 201 holders of record of our Common Stock.  However, management estimates that there are not fewer than 1,300 beneficial owners of our Common Stock.

As of December 17, 2012 all of our outstanding Series C Convertible Preferred Stock is held by SII.

Dividend Policy: We have never paid dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future.  In addition, we have obtained financing under loan agreements that restrict the payment of dividends.  Further, the Series C Convertible Preferred Stock financing agreements provide for the payment of dividends on our Series C

Convertible Preferred Stock and restrictions on the payment of dividends on our Common Stock.  Our ability to pay future dividends will necessarily depend on our earnings and financial condition.  However, since restaurant development is capital intensive, we currently intend to retain any earnings for that purpose.

Cash dividends of $120,000 per year are payable quarterly on our outstanding shares of Series C Convertible Preferred Stock (which is 8.0% per annum of the original issue price of $4.22 per share), with such payments to be made on August 15, November 15, February 15, and  May 15 of each year, beginning February 15, 2013. In the event the outstanding shares of Series C Convertible Preferred Stock have not been converted to Common Stock before March 28, 2014, thereafter (i) the amount of dividends payable will increase to $225,000 per year (which is 15.0% per annum of the original issue price of $4.22 per share) from March 28, 2014 until converted or redeemed by the Company, and (ii) the Company may upon the approval of a majority of the disinterested members of the Board of Directors redeem all or from time to time a portion of the Series C Convertible Preferred Stock by payment of its liquidation preference.

Recent Sales of Unregistered Securities:  As previously disclosed in the Company’s current report on Form 8-K filed on October 1, 2012, on September 28, 2012, the Company completed the sale and issuance of 355,451 shares of Series C Convertible Preferred Stock to SII for an aggregate purchase price of $1,500,000 (or $4.22 per share), pursuant to the terms of the Purchase Agreement.  The terms of the Purchase Agreement and of the Series C Convertible Preferred Stock were disclosed in the Company’s current reports on Form 8-K filed on June 19, 2012, September 20, 2012, October 1, 2012, and October 16, 2012 and in the Company’s Proxy Statement filed on August 10, 2012.  The Company received gross proceeds of $1,500,000 in the transaction, which were used to pay related transaction expenses, to pay the Wells Fargo Note and related interest rate swap in full, and to provide working capital.

The shares of Series C Convertible Preferred Stock sold to SII (the “Series C Shares”) were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, and neither the Series C Shares nor the shares of Common Stock issuable upon conversion of the Series C Shares (together with the Series C Shares, the “Securities”) may be resold in the United States in the absence of an effective registration statement filed with the SEC or an available exemption from the applicable federal and state registration requirements.  In the Purchase Agreement, SII represented to the Company that: (a) it is an accredited investor, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act; (b) it acquired the Securities as principal for its own account for investment purposes only and not with a view to or for distributing or reselling the Securities or any part thereof; and (c) it is knowledgeable, sophisticated and experienced in making, and qualified to make, decisions with respect to investments in securities representing an investment decision similar to that involved in the purchase of the Securities.  The Company has relied on the exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof and the rules and regulations there-under for the purposes of the transaction with SII.

Disclosure with Respect to the Company’s Equity Compensation Plans: We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 2001 Good Times Restaurants Stock Option Plan, 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan.  Pursuant to stockholder approval in September 2012 the total number of shares available for issuance under the 2008 plan was increased to 500,000. For additional information, see Note 10, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2012.

Equity Compensation Plan Information:
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-options	175,289	$6.18	324,711
Total	175,289	$6.18	324,711

ITEM 6.

SELECTED FINANCIAL DATA.

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 8 hereof.

The Company analyzes its operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  Prior to fiscal 2011 the Company evaluated operations at the restaurant level. In its reevaluation the Company determined that as most of the Company’s restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, the Company believes it appropriate to perform its analysis on a regional basis. During 2011 the Company closed two restaurants and in 2012 the Company closed an additional two restaurants.  The operations related to these restaurants are reflected as part of continuing operations as they were within one continuing operating region.

The following presents certain historical financial information of the Company.  This financial information includes the combined operations of the Company and its subsidiary for the fiscal years ended September 30, 2008 to 2012. Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

	September 30,
Operating Data:	2012	2011	2010	2009	2008
Restaurant sales	$ 19,274,000	$ 20,183,000	$ 20,390,000	$ 22,079,000	$ 25,244,000
Franchise fees and royalties	432,000	420,000	473,000	536,000	638,000
Total Net Revenues	19,706,000	20,603,000	20,863,000	22,615,000	25,882,000
Restaurant Operating Costs:
Food and packaging costs	6,592,000	7,241,000	7,181,000	7,423,000	8,002,000
Payroll and other employee benefit costs	6,691,000	7,043,000	7,359,000	7,663,000	8,780,000
Occupancy and other operating costs	3,939,000	4,172,000	4,331,000	4,529,000	4,881,000
New store pre-opening costs	-	-	-	15,000	38,000
Depreciation and amortization	795,000	888,000	943,000	1,172,000	1,283,000
Total restaurant operating costs	18,017,000	19,344,000	19,814,000	20,802,000	22,984,000
Selling, General & Administrative costs	2,154,000	2,038,000	2,638,000	2,814,000	3,567,000
Franchise costs	60,000	70,000	124,000	161,000	312,000
Loss (Gain) on restaurant assets	(51,000)	(184,000)	199,000	(28,000)	(35,000)
Loss from Operations	($474,000)	($665,000)	($1,912,000)	($1,134,000)	($946,000)
Other Income and (expenses)
Unrealized gain (loss) on interest rate swap	20,000	27,000	3,000	(87,000)	–
Other income (expense)	(15,000)	22,000	-	-	–
Interest income (expense), net	(199,000)	(279,000)	(598,000)	(261,000)	(13,000)
Total other income (expense)	(194,000)	(230,000)	(1,185,000)	(566,000)	(13,000)
Net Loss from continuing operations	($668,000)	($895,000)	($2,507,000)	($1,482,000)	($959,000)
Loss from discontinued operations	-	-	(590,000)	(218,000)	-
Net Loss	($668,000)	($895,000)	($3,097,000)	($1,700,000)	($959,000)
Income (Expense) from non-controlling interest	(109,000)	(118,000)	165,000	54,000	(113,000)
Income tax expense	–	–	–	–	4,000
Net Loss attributable to Good Times Restaurants Inc.	($777,000)	($1,013,000)	($2,932,000)	($1,646,000)	($1,076,000)
Basic and Diluted Loss Per Share	($.29)	($.42)	($2.26)	($1.26)	($.84)
Balance Sheet Data:
Working Capital (Deficit)	$ 848,000	($488,000)	($1,869,000)	($1,200,000)	($2,082,000)
Total assets	7,061,000	6,999,000	8,318,000	10,254,000	11,920,000
Non-controlling interest in partnerships	203,000	215,000	274,000	428,000	584,000
Long-term debt	139,000	2,067,000	3,005,000	2,478,000	846,000
Stockholders' equity	$ 3,260,000	$ 2,520,000	$ 1,694,000	$ 4,378,000	$ 5,993,000

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues: Net revenues for fiscal 2012 decreased $897,000 (-4.4%) to $19,706,000 from $20,603,000 for fiscal 2011.  Same store restaurant sales increased $534,000 (+3.1%) during fiscal 2012. Restaurants are included in same store sales after they have been open a full fifteen months and only Good Times restaurants are included while dual branded restaurants are excluded.  Restaurant sales increased $116,000 due to one restaurant purchased from a franchisee in August 2012. Restaurant sales decreased $95,000 due to one non-traditional company-owned restaurant not included in same store sales and decreased $269,000 due to one dual branded company-owned restaurant sold in July 2012. Restaurant sales also decreased $1,196,000 due to two company-owned restaurants sold in fiscal 2011 and one company-owned restaurant sold in fiscal 2012. Net revenues increased $12,000 in fiscal 2012 due to an increase in franchise royalties and fees.

The positive same store sales results for fiscal 2012 reflect the continuation of the positive momentum we experienced in fiscal 2011 when same store sales increased 6.2%. Same store sales were negatively impacted in the fourth quarter of fiscal 2012 by road construction and road closures at two of our restaurants.  The estimated loss of sales related to these two restaurants in the fourth quarter was $100,000.  Factoring out the sales declines at the two affected locations, our same store sales would have increased approximately 1.2% in the fourth quarter of fiscal 2012 which would have been the sixth consecutive quarter of same store sales increases.

Our outlook for fiscal 2013 is cautiously optimistic based on the last two years of positive sales trends; however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction increased in fiscal 2012 compared to fiscal 2011 and we are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Average restaurant sales for company-owned and co-developed restaurants (including double drive thru restaurants and restaurants with dining rooms but excluding dual brand restaurants and out of market restaurants) for fiscal 2011 and 2012 were as follows:

	Fiscal 2012	Fiscal 2011
Company-operated	$807,000	$779,000

Company operated restaurants’ sales range from a low of $473,000 to a high of $1,487,000.

For factors which may affect future results of operations, please refer to the section entitled “Current Fiscal Year Initiatives” in Item 1 on pages 6 - 7  of this report and a related discussion of planned product and system changes discussed in the section entitled “Concept and Business Strategy” in Item 1 on pages 4 - 6 of this report.

Restaurant Operating Costs: Restaurant operating costs as a percent of restaurant sales were 93.5% for fiscal 2012 compared to 95.8% in fiscal 2011.

The changes in restaurant-level costs are explained as follows:

Restaurant-level costs for the period ended September 30, 2011	95.8%
Decrease in food and packaging costs	(1.7%)
Decrease in payroll and other employee benefit costs	(.2%)
Decrease in occupancy and other operating costs	(.2%)
Decrease in depreciation and amortization costs	(.2%)
Restaurant-level costs for the period ended September 30, 2012	93.5%

Food and Packaging Costs: Food and packaging costs for fiscal 2012 decreased $649,000 from $7,241,000 (35.9% of restaurant sales) in fiscal 2011 to $6,592,000 (34.2% of restaurant sales).

In fiscal 2011 our weighted food and packaging costs increased approximately 5%. We implemented a 1.2% menu price increase in February 2011, a 1.1% menu price increase in late May 2011 and a 2.4% menu price increase in September 2011.

In fiscal 2012 our weighted food and packaging costs decreased slightly.  The total menu price increases taken during fiscal 2012 were 1.6%, all of which were taken in the last five months of the fiscal year. We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2013.  However, we anticipate our food and packaging costs as a percentage of sales will remain consistent with fiscal 2012 in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs: For fiscal 2012, payroll and other employee benefit costs decreased $352,000 from $7,043,000 (34.9% of restaurant sales) in fiscal 2011 to $6,691,000 (34.7% of restaurant sales).

The decrease in payroll and other employee benefit expenses as a percent of restaurant sales for fiscal 2012 is primarily the result of higher restaurant sales. Because payroll costs are semi-variable in nature they decrease as a percentage of restaurant sales when there is an increase in restaurant sales. Additionally payroll and other employee benefits decreased approximately $519,000 in fiscal 2012 due to two company-owned restaurants sold in February and May 2011, one company-owned restaurant sold in December 2011 and one company owned restaurant sold in July 2012.  We anticipate payroll and other employee benefit costs will decrease as a percentage of sales in fiscal 2013 due to the operating leverage on increasing sales.

Occupancy and Other Costs: For fiscal 2012, occupancy and other costs decreased $233,000 from $4,172,000 (20.7% of restaurant sales) in fiscal 2011 to $3,939,000 (20.4% of restaurant sales).  The $233,000 decrease in occupancy and other costs is primarily attributable to:

•

Decrease in building rent of $159,000 primarily due to the four restaurants sold in fiscal 2012 and fiscal 2011.

•

Decrease of $221,000 in all other restaurant operating costs due to the four restaurants sold in fiscal 2012 and fiscal 2011.

The decreases above were offset by the following cost increases:

•

Increases in various other restaurant operating costs of $123,000 at existing restaurants comprised primarily of repairs and maintenance utility costs and bank fees.

•

An adjustment of $38,000 to our liability for the accretion of deferred rent in fiscal 2012 due to two sold restaurants. This compares to an adjustment of $62,000 in fiscal 2011 due to sold restaurants.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Depreciation and Amortization Costs: For fiscal 2012, depreciation and amortization costs decreased $93,000 from $888,000 in fiscal 2011 to $795,000.  Depreciation costs primarily decreased due to the four restaurants sold in fiscal 2012 and 2011 as well as due to declining depreciation expense in our aging company-owned and joint-venture restaurants.

General and Administrative Costs: For fiscal 2012, general and administrative costs increased $77,000 from $1,281,000 (6.2% of total revenues) in fiscal 2011 to $1,358,000 (6.9% of total revenues).

The $77,000 increase in general and administrative expenses in fiscal 2012 is primarily attributable to:

•

Increase in payroll and employee benefit costs of $64,000 due to the reinstatement of certain management level salaries that were reduced in fiscal 2009 and 2010.

•

Increase in professional services of $10,000.

•

Decrease of $19,000 in miscellaneous income.

•

Net increases in various other expenses of $16,000.

Advertising Costs: For fiscal 2012, advertising costs increased $39,000 from $757,000 (3.8% of restaurant sales) in fiscal 2011 to $796,000 (4.1% of restaurant sales).

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales and there was a slight increase in the percentage contribution for fiscal 2012 compared to fiscal 2011.

We anticipate that fiscal 2013 advertising expense will remain consistent with fiscal 2012 and will consist primarily of radio advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4.3% of restaurant sales.

Franchise Costs: For fiscal 2012 franchise costs decreased $10,000 from $70,000 (.3% of total revenues) in fiscal 2011 to $60,000 (.3% of total revenues).

The decrease in franchise costs for fiscal 2012 is primarily attributable to a lower allocation of costs incurred due to fewer franchise restaurants in the system.

Gain on Restaurant Asset Sales For fiscal 2012 the gain on restaurant asset sales decreased to $51,000 compared to $184,000 in fiscal 2011.  The gain on restaurant assets sales in fiscal 2012 is comprised of a $24,000 deferred gain on a previous sale lease-back transaction, an $89,000 gain on the sale of two company-owned restaurants, offset by a $62,000 loss to adjust the book value of a property in Firestone, Colorado to its fair market value.

The $184,000 gain on restaurant asset sales in fiscal 2011 was primarily related to the $168,000 gain on the sale of two company-owned restaurants in February and May 2011 and the sale of one co-developed building related to a restaurant closed in fiscal 2010.

Loss from Operations: The loss from operations was $474,000 in fiscal 2012 compared to a loss from operations of $665,000 in fiscal 2011. The decrease in loss from operations for the fiscal year is due primarily to matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Franchise Costs” and “Loss (Gain) on Restaurant Assets” sections above.

Net Loss: The net loss was $668,000 for fiscal 2012 compared to $895,000 in fiscal 2011.  The change from fiscal 2011 to fiscal 2012 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", "Selling, General and Administrative Costs" and "Franchise Costs" sections of Item 6, as well as 1) a decrease in net interest expense of $90,000 compared to the same prior year period; and 2) an increase in other expenses of $37,000 compared to the same prior year period.

Net interest expense decreased in fiscal 2012 compared to the same prior year period primarily due to a reduction in the principal balances outstanding on the notes payable to Wells Fargo Bank and PFGI II. Net interest expense for fiscal 2012 includes non-cash amortization of debt issuance costs of $26,000 related to warrants issued in conjunction with the extension of the PFGI II loan in January, 2010.

Net interest expense for fiscal 2011 includes non-cash amortization of debt issuance costs of $48,000 related to: 1) warrants issued in conjunction with the extension of the PFGI II loan in January, 2010; and 2) beneficial conversion rights and warrants related to the loan agreement with W Capital and John T. MacDonald entered into in February 2010. (See “Financing” below).

Income Attributable to Non-controlling Interests: For fiscal 2012 the income attributable to non-controlling interests was $109,000 compared to $118,000 in fiscal 2011. The loss from non-controlling interest represents the limited partner’s share of income in the co-developed restaurants.

Liquidity and Capital Resources

Cash and Working Capital: As of September 30, 2012, we had a working capital excess of $848,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase if and when new Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2013 and beyond. We will require additional capital sources for the development of new restaurants. Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term distribution and location of restaurants.

Financing:

Wells Fargo Note Payable:  The balance of our loan from Wells Fargo Bank, N.A. (“Wells Fargo”) at September 30, 2012 was $232,000. We subsequently used a portion of the proceeds received by the Company from the sale of Series C Convertible Preferred Stock to SII to pay in full the outstanding balance, along with the associated interest rate swap with Wells Fargo.

PFGI II LLC Promissory Note: In July 2008, we borrowed $2,500,000 from PFGI II, LLC (“PFGI II”), an unrelated third party, and issued a promissory note in the principal amount of $2,500,000 to PFGI II (the “PFGI II Note”).  The PFGI II Note has subsequently been amended on several occasions. During 2011 and 2012, the interest rate on the note was 8.65%.  In April 2012 PFGI II agreed to extend the loan to December 31, 2013 on the existing note terms if a sale leaseback has not been completed on the Firestone property. The note balance at September 30, 2012 was $1,318,000. On November 30, 2012 we entered into a sale lease-back transaction on the Firestone property with net proceeds of $1,380,000 and we used $765,000 to pay down the PFGI II Note. The remaining balance of $545,000 is due on or before January 31, 2013 which we anticipate repaying from the proceeds of a sale leaseback transaction.

SII Investment Transactions:  On December 13, 2010, we closed on a private placement of 1,400,000 shares of our Common Stock to SII for an aggregate purchase price of $2,100,000 (or $1.50 per share), pursuant to the terms of a Securities Purchase Agreement between the Company and SII dated October 29, 2010, as amended December 13, 2010.  As a result of the completion of the investment transaction with SII, SII became the beneficial owner of approximately 51.4 percent of the Company’s outstanding Common Stock.  The proceeds from the transaction were used to pay approximately $288,000 of expenses related to the transaction, repay $585,000 in short term loans, reduce accrued liabilities by $200,000, reduce accounts payable by approximately $150,000 and the balance going to increase the Company’s working capital.

On September 28, 2012, we closed on a second investment transaction with SII, in which the Company sold and issued to SII 355,451 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $1,500,000 (or $4.22 per share) pursuant to the Purchase Agreement, with each share of Series C Convertible Preferred Stock convertible at the option of the holder into two shares of our Common Stock, subject to certain anti-dilution adjustments.  As a result of this transaction, SII’s beneficial ownership interest in the Company increased to 60.9 percent.  The proceeds from this transaction were used to pay approximately $40,000 of expenses related to the transaction and to repay $232,000 to Wells Fargo, with the balance of the proceeds going to increase the Company’s working capital.

Cash Flows: Net cash used in operating activities was $22,000 for fiscal 2012 compared to net cash used in operating activities of $539,000 in fiscal 2011.  The increase in net cash used in operating activities from continuing operations for fiscal 2012 was the result of a net loss of $668,000 and non-cash reconciling items totaling $846,000 (comprised principally of 1)  depreciation and amortization of $795,000; 2) amortization of debt issuance costs of $26,000; 3) $69,000 of stock option compensation expense; 4) a $51,000 gain on asset sales; 5) a $116,000 increase in other receivables and other assets: and 7) net increases in operating assets and liabilities totaling $77,000).

Net cash provided by investing activities in fiscal 2012 was $594,000 compared to $954,000 in fiscal 2011.  The fiscal 2012 activity reflects payments for the purchase of property and equipment of $314,000, proceeds from the sales of fixed assets of $913,000 and $5,000 loans to franchisees and others, net of payments received on loans.

Net cash used in financing activities in fiscal 2012 was $803,000 compared to net cash provided by financing activities of $3,000 in fiscal 2011.  The fiscal 2012 activity includes principal payments on notes payable and long term debt of $650,000, costs related to the preferred stock sale of $32,000 and distributions to non-controlling interests in partnerships of $121,000.

Contingencies and Off-Balance Sheet Arrangements: We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities; however, if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently we have not been notified nor are we aware of any leases in default under which we are contingently liable.  However there can be no assurance that there will not be in the future, which could have a material adverse effect on our future operating results.

Critical Accounting Policies and Estimates:  We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.

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

Notes Receivable: We evaluate the collectability of our note receivables from franchisees annually.  The aggregate notes receivable on the consolidated balance sheet at September 30, 2012 were $20,000.

Discontinued Operations: The Company analyzes its operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  Prior to 2010 the Company evaluated operations at the restaurant level. In its reevaluation the Company determined that as most of the Company’s restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, the Company believes it appropriate to perform its analysis on a regional basis. During fiscal 2011 the Company closed two restaurants, and in fiscal 2012, the Company closed an additional two restaurants.  The operations related to these restaurants are reflected as part of continuing operations as they were within one continuing operating region.

Non-controlling Interests: Non-controlling interests, previously called minority interests, are presented as a separate item in the equity section of the consolidated balance sheet. Consolidated net income or loss attributable to non-controlling interests are presented on the face of the consolidated statement of operations. Additionally, changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, and that deconsolidation of a subsidiary is recorded as a gain or loss based on the fair value on the deconsolidation date.

Impairment of Long-Lived Assets: We review our long-lived assets for impairment, including land, property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets and the expected cash flows are based on recent historical cash flows at the restaurant level (the lowest level that cash flows can be determined).

An analysis was performed on a restaurant by restaurant basis at September 30, 2012. Assumptions used in preparing expected cash flows were as follows:

•

Sales projections are as follows: Fiscal 2013 sales are projected to increase 6% with respect to fiscal 2012 and for fiscal years 2014 to 2027 we have used annual increases of 2% to 3%. The 6% increase in fiscal 2013 is due to the addition of breakfast sales. We believe the 2% to 3% increase in the fiscal years beyond 2013 is a reasonable expectation of growth and that it would be unreasonable to expect no growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6%.

•

Our variable and semi-variable restaurant operating costs are projected to increase proportionately with the sales increases as well as increasing an additional 1.5% per year consistent with inflation.

•

Our other fixed restaurant operating costs are projected to increase 1.5% to 2% per year.

•

Food and packaging costs are projected to decrease approximately .5% as a percentage of sales in relation to our fiscal 2012 food and packaging costs as a result of menu price increases and other menu initiatives.

•

Salvage value has been estimated on a restaurant by restaurant basis considering each restaurant’s particular equipment package and building size.

Given the results of our impairment analysis at September 30, 2012 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

Our impairment analysis included a sensitivity analysis with regard to the cash flow projections that determine the recoverability of each restaurant’s assets. The results indicate that even with a 15% decline in our projected cash flows we would still not have any potential impairment issues.  However if we elect to sublease, close or otherwise exit a restaurant location impairment could be required.

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

Income Taxes: We account for income taxes under the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.  We believe it is more likely than not that the recorded deferred tax assets will be realized.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2009 through 2012. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of September 30, 2012.

Variable Interest Entities: Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  We have two franchisees with notes payable to the Company and after analysis we have determined that, while these franchisees are VIE’s, we are not the primary beneficiary of the entities, and therefore they are not required to be consolidated.

Fair Value of Financial Instruments: Fair value is established under a framework for measuring fair value under GAAP and enhances disclosure about fair value measurements.

New Accounting Pronouncements: There are no current pronouncements that affect the Company.

Subsequent Events:

At September 30, 2012 we classified $1,380,000 as assets held for sale in the accompanying consolidated balance sheet. These costs are related to a site in Firestone, Colorado which has been fully developed. On November 30, 2012 we completed a sale lease-back transaction on the property.  The net sale leaseback proceeds of $1,380,000 were used to reduce the PFGI II term loan by $765,000 and to increase our working capital.

On November 30, 2012 we purchased the real estate underlying an existing restaurant from our landlord for $760,000.  In connection with the real estate purchase we have entered into an additional sale leaseback agreement that is expected to close in January 2013 and we expect to recognize net proceeds of $870,000.  We entered into an amendment to the PFGI II loan agreement whereby we will repay the remaining loan balance out of the sale leaseback proceeds from the closing on this sale leaseback transaction.

On December 5, 2012 we entered into an agreement to purchase a restaurant from a franchisee for a total of $1,250,000, including the real estate and operating business with an anticipated closing date of December 31, 2012.  We will pay $650,000 in cash and issue a short term note of $600,000.  We have entered into a sale leaseback agreement for the real estate that we expect will yield approximately $1,050,000 in net proceeds by March 31, 2013.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – September 30, 2012 and 2011	F-3

Consolidated Statements of Operations – For the Years Ended September 30, 2012 and 2011	F-4

Consolidated Statements of Stockholders’ Equity – For the Period from October 1, 2010
through September 30, 2012	F-5

Consolidated Statements of Cash Flows – For the Years Ended September 30, 2012 and 2011	F-6

Notes to Consolidated Financial Statements	F-7 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Good Times Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Good Times Restaurants, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado

December 28, 2012

Good Times Restaurants Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 616,000	$ 847,000
Preferred stock sale receivable	$ 1,500,000	-
Assets held for sale	1,380,000	-
Receivables, net of allowance for doubtful accounts of $0	145,000	106,000
Prepaid expenses and other	53,000	47,000
Inventories	159,000	191,000
Notes receivable	5,000	5,000
Total current assets	3,858,000	1,196,000
PROPERTY AND EQUIPMENT
Land and building	4,887,000	6,969,000
Leasehold improvements	3,241,000	3,617,000
Fixtures and equipment	7,369,000	7,669,000
	15,497,000	18,255,000
Less accumulated depreciation and amortization	(12,415,000)	(12,533,000)
	3,082,000	5,722,000
OTHER ASSETS:
Notes receivable, net of current portion	15,000	10,000
Deposits and other assets	106,000	71,000
	121,000	81,000
TOTAL ASSETS	$ 7,061,000	$ 6,999,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations, net of discount of $7,000 and $26,000, respectively	$ 1,586,000	$ 195,000
Accounts payable	493,000	496,000
Deferred income	75,000	101,000
Other accrued liabilities	856,000	892,000
Total current liabilities	3,010,000	1,684,000
LONG-TERM LIABILITIES:
Debt and capital lease obligations, net of current portion and net of discount of $0 and $7,000, respectively	139,000	2,067,000
Deferred and other liabilities	652,000	728,000
Total long-term liabilities	791,000	2,795,000
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.001 par value;
5,000,000 shares authorized, 355,451 and 0 issued
and outstanding as of September 30, 2012 and 2011, respectively (liquidation preference $1,500,000)	1,000	-
Common stock, $.001 par value; 50,000,000 shares
authorized, 2,726,214 shares issued and outstanding
as of September 30, 2012 and 2011	3,000	3,000
Capital contributed in excess of par value	21,510,000	19,982,000
Accumulated deficit	(18,457,000)	(17,680,000)
Total Good Times Restaurants Inc stockholders' equity	3,057,000	2,305,000
Non-controlling interest in partnerships	203,000	215,000
Total stockholders’ equity	3,260,000	2,520,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 7,061,000	$ 6,999,000

Good Times Restaurants Inc. and Subsidiary

Consolidated Statements of Operations

	FOR THE YEARS ENDED SEPTEMBER 30,
	2012	2011
NET REVENUES:
Restaurant sales	$ 19,274,000	$ 20,183,000
Area development and franchise fees	18,000	1,000
Franchise royalties	414,000	419,000
Total net revenues	19,706,000	20,603,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	6,592,000	7,241,000
Payroll and other employee benefit costs	6,691,000	7,043,000
Restaurant occupancy costs	2,999,000	3,220,000
Other restaurant operating costs	940,000	952,000
Depreciation and amortization	795,000	888,000
Total restaurant operating costs	18,017,000	19,344,000

General and administrative costs	1,358,000	1,281,000
Advertising costs	796,000	757,000
Franchise costs	60,000	70,000
Gain on restaurant asset sale	(51,000)	(184,000)
LOSS FROM OPERATIONS	(474,000)	(665,000)

OTHER INCOME (EXPENSES):
Interest income	4,000	1,000
Interest expense	(203,000)	(280,000)
Other income (expense)	(15,000)	22,000
Unrealized income on interest rate swap	20,000	27,000
Total other expenses, net	(194,000)	(230,000)
NET LOSS	($668,000)	($895,000)
Income attributable to non-controlling interests	(109,000)	(118,000)
NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	($777,000)	($1,013,000)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Good Times Restaurants, Inc	($.29)	($.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	2,726,214	2,440,860

Good Times Restaurants Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the period from October 1, 2010 through September 30, 2012

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares (1)	Par Value (1)	Capital Contributed in Excess of Par Value (1)	Non-controlling interest in Partnerships	Accumulated Deficit	Total

BALANCES, October 1, 2010	-	$ 0	1,299,520	$ 1,000	$ 18,156,000	$ 274,000	$ (16,737,000)	$ 1,694,000

Stock option compensation cost					61,000			61,000
Stock issued			1,426,695	2,000	1,765,000			1,767,000
Non-controlling interest in Partnerships						(59,000)	70,000	11,000
Net Loss and comprehensive loss							(1,013,000)	(1,013,000)

BALANCES, September 30, 2011	-	$ 0	2,726,214	$ 3,000	$ 19,982,000	$ 215,000	$ (17,680,000)	$ 2,520,000

Stock issued	355,451	-			1,460,000			1,460,000
Stock option compensation cost					69,000			69,000
Non-controlling interest in Partnerships						(12,000)		(12,000)
Net Loss and comprehensive loss							(777,000)	(777,000)

BALANCES, September 30, 2012	355,451	$ 1,000	2,726,214	$ 3,000	$ 21,510,000	$ 203,000	$ (18,457,000)	$ 3,260,000

(1)

Adjusted to effect a 1 for 3 reverse stock split on December 31, 2010

Good Times Restaurants Inc. and Subsidiary

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (668,000)	$ (895,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	795,000	888,000
Amortization of debt issuance costs	26,000	48,000
Accretion of deferred rent	(38,000)	(62,000)
Write off of note receivable	-	4,000
Gain on disposal of property, restaurants and equipment	(51,000)	(184,000)
Stock option compensation cost	69,000	61,000
Unrealized income on interest rate swap agreement	(20,000)	(27,000)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(47,000)	51,000
Inventories	32,000	10,000
Prepaid expenses and other	(6,000)	(9,000)
Deposits and other assets	(63,000)	(43,000)
(Decrease) increase in:
Accounts payable	(11,000)	(220,000)
Accrued and other liabilities	(40,000)	(161,000)
Net cash used in operating activities	(22,000)	(539,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(314,000)	(189,000)
Proceeds from the sale of assets	913,000	1,143,000
Loans made to franchisees and to others	(16,000)	-
Payments received on loans to franchisees and to others	11,000	-
Net cash provided by investing activities	594,000	954,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(650,000)	(1,617,000)
Proceeds (costs) from stock sale	(32,000)	1,727,000
Distributions to minority interest partner	(121,000)	(107,000)
Net cash provided by (used in) financing activities	(803,000)	3,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(231,000)	418,000
CASH AND CASH EQUIVALENTS, beginning of year	847,000	429,000
CASH AND CASH EQUIVALENTS, end of year	$ 616,000	$ 847,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 171,000	$ 240,000
Purchase of equipment with debt and capital leases	$ 87,000	$ 124,000
Receivable from sale of preferred stock	$ 1,500,000	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies (policies):

Organization – Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiary Good Times Drive Thru Inc. (Drive Thru).

Drive Thru commenced operations in 1986 and, as of September 30, 2012, operates twenty four company-owned and joint venture drive-thru fast food hamburger restaurants.  The Company’s restaurants are located in Colorado. In addition, Drive Thru has seventeen franchises, fourteen operating in Colorado, two in Wyoming and one in North Dakota, and is offering franchises for development of additional Drive Thru restaurants.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiary and one limited partnership, in which the Company exercises control as general partner. The Company owns an approximate 51% interest in the limited partnership, is the sole general partner and receives a management fee prior to any distributions to the limited partner.  Because the Company owns an approximate 51% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s financial statements.  The equity interest of the unrelated limited partner is shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partner’s share of the net income or loss as well as any cash distributions to the limited partner for the period. The limited partner’s share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

Basis of Presentation– The Company analyzes its operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  As most of the Company’s restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, the Company believes it appropriate to perform its analysis on a regional basis. During 2011 the Company closed two restaurants and in 2012, the Company has closed an additional two restaurants.  The operations related to these restaurants are reflected as part of continuing operations as they were within one continuing operating region. The Company had minimal gains in connection with the sales of each of these restaurants and their combined operating losses were approximately $275,000 in 2011 and $158,000 in 2012.

Accounting Estimates – The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

During the years ended September 30, 2012 and 2011 the Company incurred expenses of $15,000 and income of $22,000, respectively, and has a remaining lease liability of $82,000 as of September 30, 2012, related to a restaurant that was closed prior to 2011 and was previously classified as discontinued operations. Due to the insignificance of the amounts, the Company has reclassified such amounts as other expense in operations and as other liabilities on the condensed consolidated balance sheet.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees and our advertising fund, due in the normal course of business, generally requiring payment within thirty days of the invoice date. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. Currently and historically there have been no allowances for unrecoverable accounts receivable.

Inventories – Inventories are stated at the lower of cost or market, determined by the first-in first-out method, and consist of restaurant food items and related packaging supplies.

Property and Equipment – Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to eight years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized.  When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

At September 30, 2012 we classified $1,380,000 as assets held for sale in the accompanying consolidated balance sheet. These costs are related to a site in Firestone, Colorado which has been fully developed. Subsequent to September 30, 2012 we completed a sale lease-back transaction on the property. The $1,380,000 represents the fair market value of the assets. A charge of $61,000 is included in the accompanying consolidated statement of operations to adjust the assets to their fair market value. The net proceeds of $1,380,000 were used to pay down the PFGI II, LLC note payable by $765,000 and to purchase the real estate underlying an existing company-owned restaurant in Wheat Ridge, Colorado.

Impairment of Long-Lived Assets – We review our long-lived assets including land, property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets and the expected cash flows are based on recent historical cash flows at the restaurant level

An analysis was performed for impairment at September 30, 2012 and given the results of our analysis there were no restaurants which are impaired.

Sales of Restaurants and Restaurant Equity Interests – Sales of restaurants or non-controlling equity interests in restaurants developed by the Company are recorded under either the full accrual method or the installment method of accounting.  Under the full accrual method, a gain is not recognized until the collectability of the sales price is reasonably assured and the earnings process is virtually complete without further contingencies.  When a sale does not meet the requirements for income recognition, the related gain is deferred until those requirements are met.  Under the installment method, the gain is incrementally recognized as principal payments on the related notes receivable are collected.  If the initial payment is less than specified percentages, use of the installment method is followed.

The Company accounts for the sale of restaurants when the risks and other incidents of ownership have been transferred to the buyer.  Specifically, a) no continuing involvement by the Company exists in restaurants that are sold, b) sales contracts and related income recognition are not dependant on the future successful operations of the sold restaurants, and c) the Company is not involved as a guarantor on the purchasers’ debts.

Deferred Liabilities – Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $283,000 as of September 30, 2012) is reflected in the accompanying consolidated balance sheet as a deferred liability.  Also included in the $652,000 deferred and other liabilities balance is a $282,000 deferred gain on the sale of the building and improvements of one Company-owned restaurant in a sale leaseback transaction. The building and improvements were subsequently leased back from the third party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty year lease.

Opening Costs – Restaurant opening costs are expensed as incurred.

Advertising – The Company incurs advertising expenses in connection with the marketing of its restaurant operations.  Advertising costs are expensed when the related advertising begins.

Franchise and Area Development Fees – Individual franchise fee revenue is deferred when received and is recognized as income when the Company has substantially performed all of its obligations under the franchise agreement and the franchisee has commenced operations.  The Company’s commitments and obligations pursuant to the franchise agreements consist of a) development assistance; including site selection, building specifications and equipment purchasing and b) operating assistance; including training of personnel and preparation and distribution of manuals and operating materials.  All of these obligations are effectively complete upon the opening of the restaurant at which time the franchise fee and the portion of any development fee allocable to that restaurant is recognized.  There are no additional material commitments or obligations.

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

Income Taxes – We account for income taxes under the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.  We believe it is more likely than not that the recorded deferred tax assets will be realized.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2009 through 2012. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 30, 2012.

Net Income (Loss) Per Common Share – Basic Earnings per Share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 175,289 and 166,022 shares of common stock, and warrants for 70,871 and 101,704 shares of common stock, were not included in computing diluted EPS for 2012 and 2011, respectively, because their effects were anti-dilutive.

Financial Instruments and Concentrations of Credit Risk – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted.  Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.  Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees (see Note 5).

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 30, 2012 notes receivable totaled $20,000 and are due from two entities.  The Company has a $1,500,000 current receivable related to the preferred stock sale that occurred on September 28, 2012. The full $1,500,000 was received on October 1, 2012. Additionally, the Company has other current receivables totaling $145,000, which includes $64,000 of franchise receivables and $63,000 for a receivable from the advertising cooperative fund, which are all due in the normal course of business.

The Company purchases 100% of its restaurant food and paper from one vendor. The Company believes a sufficient number of other suppliers exist from which food and paper could be purchased to prevent any long-term, adverse consequences.

The Company operates in one industry segment, restaurants.  A geographic concentration exists because the Company’s customers are generally located in the State of Colorado.

Comprehensive Income (Loss) – Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions.

In May 2007, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which hedges the Company’s exposure to interest rate fluctuations on the Company’s floating rate $1,100,000 term loan. In fiscal 2008 the Company recorded the fair value of these contracts in the balance sheet, with the offset to other comprehensive loss. In fiscal 2009 through fiscal 2012 the fair value has been recognized in current earnings, as the cash flow hedge has been de-designated. The contract requires monthly settlements of the difference between the amounts to be received and paid under the agreement, the amount of which is recognized in current earnings as interest expense. See Note 3 for additional information.

Stock-Based Compensation – Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). See Note 9 for additional information.

Variable Interest Entities – Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has two franchisees with notes payable to the Company.  This franchisees are VIE’s, however, the franchisees are the primary beneficiary of the entities, not the Company.  Therefore they are not required to be consolidated.

Fair Value of Financial Instruments –Fair value, is defined under a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. See Note 8 for additional information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

The following three levels of inputs may be used to measure fair value and requires that the assets or liabilities carried at fair value are disclosed by the input level under which they were valued.

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

Non-controlling Interests

Non-controlling interests are presented as a separate item in the equity section of the consolidated balance sheet. The amount of consolidated net income or loss attributable to the non-controlling interests are clearly presented on the face of the consolidated income statement.

Recent Accounting Pronouncements – There are no current pronouncements that affect the Company.

2.

Liquidity:

As of September 30, 2012, we had $616,000 in cash and cash equivalents on hand.  We currently plan to use the cash balance and the $1,500,000 proceeds of the preferred stock sale funded on October 1, 2012, along with any cash generated from operations, for our working capital needs in fiscal 2013. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2013.  Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term distribution and location of restaurants.

As of September 30, 2012, we had a working capital excess of $847,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits will be incurred in the future and may increase as new Good Times restaurants are opened.

3.

Debt and Capital Leases:

Note payable with PFGI II, LLC with monthly payments of principal and interest (8.65%, with a 25 year amortization) and a balloon payment of all unpaid principal due on January 31, 2013.  The loan is collateralized by one Real Property Deed of Trust, three Leasehold Deeds of Trust and Security Agreements and Assignment of Rents and Fixture Filings and two Security Agreements and Assignment of Rents and Fixture Filings related to those five corporate restaurants.  The promissory note constitutes a line of credit which may be repaid but not re-advanced, at any time. This note was reduced by $765,000 on November 30, 2012.

$ 1,319,000
Note payable with Wells Fargo Bank, NA with scheduled payments of principal and interest (prime rate less .5%) due monthly, and the final payment due in January 2014. The loan is collateralized by Security Agreements related to the furniture, fixtures and equipment of the eight corporate restaurants. This note was repaid in full on October 2, 2012.	232,000
Capital signage leases with Yesco, LLC with payments of principal and interest (8%) due monthly.	129,000
Notes payable with Ally Financial with payments of principal and interest (1.9% to 3.9%) due monthly. The loans are secured by vehicles.	52,000
Unamortized note discount related to warrants issued in connection with the above note payable with PFGI II, LLC.	(7,000)
1,725,000
Less current portion	(1,586,000)
Long term portion	$ 139,000

In conjunction with the Wells Fargo Bank term loan, the Company entered into a variable to fixed interest rate swap agreement with Wells Fargo Bank effective May 9, 2007, with a notional amount of $1,100,000, a pay rate of 7.77% and a receive rate based on the bank prime rate less .50%. The swap agreement has an eight-year term and has the effect of normalizing the effective interest rate at 7.77%. As of September 30, 2012, the fair value of the contract was a liability of $7,000. The liability has been recorded in other accrued liabilities.

As of September 30, 2012, principal payments on debt become due as follows:

Years Ending September 30,
2013	$ 1,586,000
2014	45,000
2015	46,000
2016	37,000
2017	11,000
$ 1,725,000

4.

Other Accrued Liabilities:

Other accrued liabilities consist of the following at September 30, 2012:

Wages and other employee benefits	$ 270,000
Taxes, other than income tax	436,000
Other	150,000

Total	$ 856,000

5.

Commitments and Contingencies:

The Company’s office space, and the land and buildings related to the Drive Thru restaurant facilities are classified as operating leases and expire over the next 13 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2012 and 2011.

Following is a summary of operating lease activities:

Year Ended September 30, 2012
Minimum rentals	$ 1,993,000
Less sublease rentals	(405,000)
Net rent paid	$ 1,588,000

As of September 30, 2012, future minimum rental commitments required under the Company’s operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Years Ending September 30
2013	$ 1,903,000
2014	1,699,000
2015	1,301,000
2016	1,131,000
2017	1,132,000
Thereafter	4,325,000
11,491,000
Less sublease rentals	(2,877,000)

$ 8,614,000

The Company is contingently liable on the sublease rentals disclosed above. The subleased and assigned leases expire between 2015 and 2024. In the past the Company has never been required to pay any significant amount in connection with its guarantees and currently we have not been notified nor are we aware of any leases in default by the franchisees, however there can be no assurance that there will not be such defaults in the future which could have a material effect on our future operating results.

6.

Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30:

	2012		2011
	Current	Long Term	Current	Long Term
Deferred assets (liabilities):
Tax effect of net operating loss carry-forward (includes $13,000 of charitable carry-forward)	$ –	$ 2,666,000	$–	$ 3,128,000
Partnership basis difference	–	148,000	–	147,000
Deferred revenue	–	117,000	–	126,000
Property and equipment basis differences	–	387,000	–	339,000
Other accrued liability difference	68,000	57,000	63,000	43,000
Net deferred tax assets	68,000	3,375,000	63,000	3,783,000
Less valuation allowance*	(68,000)	(3,375,000)	(63,000)	(3,783,000)
Net deferred tax assets	$ –	$ –	$ –	$ –

*

The valuation allowance decreased by $403,000 during the year ended September 30, 2012.

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $777,000 for 2012 and $3,200,000 from 2011 and prior for income tax purposes which expire from 2013 through 2032.  Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year.

Total income tax expense for the years ended 2012 and 2011 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2012	2011

Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$ (272,000)	$ (355,000)
State income tax, net of federal tax benefit	(23,000)	(31,000)
Effect of change in valuation allowance	(403,000)	49,000
Permanent differences	13,000	22,000
Expiration of net operating loss carry-forward	680,000	312,000
Other	5,000	3,000

Provision for income taxes	$ –	$ –

7.

Related Parties:

The Erie County Investment Company (owner of 99% of The Bailey Company) is a holder of our common stock and has certain contractual rights to elect members of the Company’s Board of Directors under the Series B Convertible Preferred Stock Agreements entered into in February, 2005 and modified under the Series C Convertible Preferred Stock agreement entered into in June 2012.

The Company leases office space from The Bailey Company under a lease agreement which expires in December 2012, we anticipate extending the lease beyond 2012.   Rent paid to them in fiscal 2012 and 2011 for office space was $58,000 and $55,000, respectively.

The Bailey Company was the owner of one franchised Good Times Drive Thru restaurant which is located in Loveland, Colorado.  The Company purchased this restaurant in August 2012 for a purchase price of approximately $100,000.  The Bailey Company had entered into a franchise and management agreement with us. Franchise royalties and management fees paid under that agreement totaled approximately $44,000 and $53,000 for the fiscal years ending September 30, 2012 and 2011, respectively. Amounts due from The Bailey Company related to the agreement at September 30, 2012 and 2011 were $0 and $16,000, respectively.

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC pursuant to which they will provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote Capital LLC.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote Capital LLC in fiscal 2012 were $48,600, which are deferred and included in other assets.

8.

Fair Value of Financial Instruments:

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012:

Level 2:

Interest Rate Swap liability:

Balance at September 30, 2011	$ 57,000
Balance at September 30, 2012	$ 7,000
Net change	$ 50,000

The unrealized gains for the years ending September 30, 2012 and September 30, 2011 of $20,000 and $27,000, respectively, are reported in the Consolidated Statement of Operations. In conjunction with the amendment to the Wells Fargo Bank note in December 2011 we paid down the interest rate swap liability by $30,000. There were no transfers in or out of Level 3 for the year ending September 30, 2012.

9.

Stockholders’ Equity:

Preferred Stock – The Company has the authority to issue 5,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

In June 2012 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Small Island Investments Limited (“SII”), pursuant to which the Company agreed to sell 473,934 shares of a new series of the Company’s preferred stock to be designated as “Series C Convertible Preferred Stock”, at a purchase price of $4.22 per share, or an aggregate purchase price of $2,000,000.  Pursuant to the Purchase Agreement, the closing of the Investment Transaction was subject to the receipt of stockholder approval.  Stockholder approval was obtained at the Annual Meeting of Stockholders held September 14, 2012.

On September 28, 2012, the Company completed the sale and issuance of 355,451 shares of the Series C Preferred Stock to SII, for an aggregate purchase price of $1,500,000. The Company has entered into a Supplemental Agreement with SII which provides that SII will purchase the remaining Shares of Series C Preferred Stock under the Purchase Agreement in a second closing to occur on or before March 31, 2013 at such time as the Company’s Board of Directors reasonably determines, with 45 days’ prior notice to SII, that the Company requires such funds to maintain the minimum stockholders’ equity required under NASDAQ Listing Rules on the NASDAQ Capital Market.

Following are the rights, preferences, and privileges of the Shares:

•

Following the closing of the Investment Transaction, dividends shall accrue on shares of Series C Convertible Preferred Stock at the rate of 8.0% per annum of the original issue price of $4.22 per share, with such dividends payable quarterly.  The dividends on shares of Series C Convertible Preferred Stock shall be payable prior and in preference to any dividends on the Company’s Common Stock.  In the event the Series C Convertible Preferred Stock has not been converted to Common Stock within 18 months following the closing of the Investment Transaction, thereafter (i) the rate of the dividends shall increase to 15.0% per annum from the date that is 18 months after the closing of the Investment Transaction until converted or redeemed by the Company, and (ii) the Company may upon the approval of a majority of the disinterested members of the Board redeem all or from time to time a portion of the Series C Convertible Preferred Stock by payment of its liquidation preference.

•

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, or a transaction which is deemed to be a liquidation pursuant to the Certificate of Designations, holders of Series C Convertible Preferred Stock shall be entitled to receive a preference payment equal to the original issue price of $4.22 per share, plus any accrued but unpaid dividends, before any assets of the Company are distributed to holders of the Company’s Common Stock.

•

Shares of Series C Convertible Preferred Stock shall vote together with the Common Stock on an as-if-converted basis.  In addition, shares of Series C Convertible Preferred Stock shall have the right to vote, as a separate class, on certain major corporate transactions for which the approval of the holders of a majority of the outstanding shares of Series C Convertible Preferred Stock is required.

•

Shares of Series C Convertible Preferred Stock shall be convertible into shares of Common Stock at any time at the option of the holder, at a conversion ratio shall be two shares of Common Stock for each share of Series C Convertible Preferred Stock converted (subject to adjustment in the event of any stock split, combination, reorganization, or reclassification of the Common Stock.)

The Company may require the conversion of all outstanding shares of Series C Convertible Preferred Stock into shares of Common Stock at the above conversion ratio at any time after 36 months following the closing of the Investment Transaction provided that the public trading price and the trading volume of the Common Stock meet certain criteria.  In addition, the Series C Convertible Preferred Stock shall automatically convert to Common Stock upon a qualified public offering of the Company’s Common Stock provided that the size and price of such public offering or a sale of all or substantially of the Company’s assets meet certain criteria.

The proceeds from the First Closing received on October 1, 2012 were used to pay approximately $40,000 of expenses related to the transaction, repay $225,000 to Wells Fargo Bank and the balance going to increase the Company’s working capital.

Common Stock Transactions - In October 2010, the Company and SII entered into a purchase agreement, pursuant to which the Company agreed to sell 1,400,000 Shares of Common Stock at a purchase price of $1.50 per share, or $2,100,000.  Subsequently the Company and SII also entered into a Registration Rights Agreement, pursuant to which the Company granted SII certain registration rights with respect to resale of the Shares.  As a result of the completion of the SII Investment Transaction, SII became the beneficial owner of approximately 51.4 percent of the Company’s outstanding Common Stock.

The purchase agreement provided that for so long as SII holds more than 50 percent of our outstanding common stock, (i) our Board of Directors shall consist of seven members, and (ii) SII will have the right to designate four members of our Board.  In addition, the purchase agreement provided that for a period of three years following the Closing, as long as SII continues to own at least 80 percent of its Common Stock acquired, SII will have a right of first refusal to purchase additional securities which are offered and sold by the Company for the purpose of maintaining its percentage interest in the Company.

On December 13, 2010 the company received Board of Directors and Shareholder approval to effect a one-for-three reverse stock split of its Common Stock no later than December 31, 2010. Immediately prior to the reverse stock split the company had 8,177,989 of Common Stock outstanding and immediately following the reverse split the outstanding shares were approximately 2,725,996 (subsequently 218 shares have been issued for rounding of fractional shares resulting from the reverse split). All disclosures and amounts included herein have been retroactively restated to reflect the reverse split.

Common Stock Dividend Restrictions – As long as at least two-thirds of the shares of common stock into which the Series B Preferred Stock was converted remains held by the former holders of such converted Series B Preferred Stock, without the written consent or affirmative vote of the holders of three-quarters of the then outstanding votes of the shares of the Series B Preferred Stock and the shares of the common stock, the Company cannot institute any payment of cash dividends or other distributions on any shares of common stock.

Stock Option Plans – The Company has an Omnibus Equity Incentive Compensation Plan (the “2008  Plan”), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company’s 2001 Stock Option Plan (the “2001  Plan”).  Pursuant to stockholder approval in September 2012 the total number of shares available for issuance under the 2008 Plan was increased to 500,000. As of September 30, 2012, 324,711 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

The 2008 Plan serves as the successor to our 2001 Plan, as amended (the “Predecessor Plan”), and no further awards shall be made under the Predecessor Plan from and after the effective date of the 2008 Plan.  All outstanding awards under the Predecessor Plan immediately prior to the effective date of the 2008 Plan shall be incorporated into the 2008 Plan and shall accordingly be treated as awards under the 2008 Plan.  However, each such award shall continue to be governed solely by the terms and conditions of the instrument evidencing such grant or issuance, and, except as otherwise expressly provided in the 2008 Plan or by the Committee that administers the 2008 Plan, no provision of the 2008 Plan shall affect or otherwise modify the rights or obligations of holders of such incorporated awards.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during fiscal 2012 and 2011. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Net loss for the fiscal years ended September 30, 2012 and 2011 includes $69,000 and $61,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2012, the Company granted a total of 34,000 non-statutory stock options with exercise prices ranging from $1.31 to $2.12 and per-share weighted average fair values ranging from $1.07 to $1.79.

During the fiscal year ended September 30, 2011, the Company granted 4,000 non-statutory stock options and 53,233 incentive stock options with exercise prices of $1.56.  The per-share weighted average fair value was $1.26 for both the non-statutory stock option grants and incentive stock option grants.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2012 Non-Statutory Stock Options	Fiscal 2011 Incentive Stock Options	Fiscal 2011 Non-Statutory Stock Options
Expected term (years)	7.1 to 7.5	6.5	6.7
Expected volatility	95.71 % to 104.8%	98.5%	97.4%
Risk-free interest rate	1.13% to 1.47%	2.46%	2.52%
Expected dividends	0	0	0

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

A summary of stock option activity under our share-based compensation plan for the fiscal year ended September 30, 2012 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	166,022	$6.89
Granted	34,000	$1.37
Exercised	0
Forfeited	(5,667)	$1.34
Expired	(19,066)	$5.25
Outstanding Sept 30, 2012	175,289	$6.18	6.3	$0
Exercisable Sept 30, 2012	112,418	$8.60	5.3	$0

As of September 30, 2012, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $23,000 and is expected to be recognized over a weighted average period of 1.21 years.

There was no intrinsic value of stock options exercised during the fiscal year ended September 30, 2012 as no options were exercised.

Warrants - In connection with a prior loan agreement, the Company issued a three-year warrant to purchase up to 37,537 shares of the Company’s common stock at an exercise price of $3.33 per share through December 31, 2012. The fair value of the warrant issued to PFGI II, LLC (see Note 3 above) was determined to be $79,000 with the following assumptions; 1) risk free interest rate of 1.7%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $79,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount is being amortized over the term of thirty six months and charged to interest expense.

In connection with certain other loans, the Company issued warrants to purchase 33,334 shares of the Company’s Common Stock at an exercise price of 25% less than the average price of the Company’s common stock during the 20 days prior to the exercise date, provided, however, that the exercise price shall not be below $2.25 per share nor above $3.24 per share.  The warrants expired on December 12, 2012.

Non-controlling Interest - Drive Thru is currently the general partner of one limited partnership that was formed to develop Drive Thru restaurants and Drive Thru sold their limited partner interest in one restaurant in June 2010. Limited partner contributions have been used to construct new restaurants.  Drive Thru, as a general partner, generally receives an allocation of approximately 51% of the profit and losses and a fee for its management services.  The equity interest of the unrelated limited partner is shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partner’s share of the net income or loss as well as any cash distributions to the limited partner for the period. The limited partner’s share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

10.

Retirement Plan:

The Company has a 401(k) profit sharing plan (the “Plan”).  Eligible employees may make voluntary contributions to the Plan, which may be matched by the Company, in an amount equal to 25% of the employee’s contribution up to 6% of their compensation.  The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage.  The Company did not make any matching contributions in fiscal 2012 or fiscal 2011.

11.

Subsequent Events:

At September 30, 2012 we classified $1,380,000 as assets held for sale in the accompanying consolidated balance sheet. These costs are related to a site in Firestone, Colorado which has been fully developed. On November 30, 2012 we completed a sale lease-back transaction on the property.  The net sale leaseback proceeds of $1,380,000 were used to reduce the PFGI II term loan by $765,000 and the balance to increase our working capital.

On November 30, 2012 we purchased the real estate underlying an existing restaurant from our landlord for $760,000.  In connection with the real estate purchase we have entered into an additional sale leaseback agreement that is expected to close in January 2013 and we expect to recognize net proceeds of $870,000.  We entered into an amendment to the PFGI II loan agreement whereby we will repay the remaining loan balance out of the sale leaseback proceeds from the closing on this sale leaseback transaction.

On December 5, 2012 we entered into an agreement to purchase a restaurant from a franchisee for a total of $1,250,000, including the real estate and operating business with an anticipated closing date of December 31, 2012.  We will pay $650,000 in cash and issue a short term note of $600,000.  We have entered into a sale leaseback agreement for the real estate that we expect will yield approximately $1,050,000 in net proceeds by March 31, 2013.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years, Good Times has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

ITEM 9A.

CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 30, 2012, the Company’s Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting: We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended). We maintain a system of internal controls that is designed to provide reasonable assurance in a cost-effective manner as to the fair and reliable preparation and presentation of the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. We have concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Nothing to report.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors: The directors of the Company are as follows:

Name	Age	Director Since	Other Positions Held with the Company	Employment and Business Experience
Geoffrey R. Bailey	61	1996	Member of the Compensation Committee

Mr. Bailey is a director of The Erie County Investment Co., which owns 99% of The Bailey Company.  The principal business of The Bailey Company is owning and operating 51 Arby’s restaurants as a franchisee, and The Bailey Company has also been a franchisee and joint venture partner of the Company since 1987.  Mr. Bailey joined The Erie County Investment Co. in 1979.  Mr. Bailey is a graduate of the University of Denver with a Bachelor’s degree in Business Administration.

Mr. Bailey was selected to serve on our Board in light of his substantial experience within the restaurant industry and his broad knowledge concerning corporate governance and management.

Neil Calvert	61	2012[1]	Chairman of the Audit Committee

Mr. Calvert currently serves as an advisor to Lease Corporation International, a London-based helicopter leasing company (2011-present).  Previously, Mr. Calvert held various executive positions in the CHC Group, and a subsidiary, Heli One, where he was responsible for flight operations and maintenance (1998-2011).  As President of Heli One (2005-2011), he had direct oversight of a Chief Financial Officer, responsibility for preparation & accuracy of financial statements, communication with the company’s auditors on all significant accounting policies and review of financials with the board.  Additionally, he built the company into a $400 million business with over 1,000 employees around the world.  He also served as Managing Director of the British operations for CHC UK (1999-2003).

Mr. Calvert was selected to serve on our Board in light of his various executive positions with major companies and his experience overseeing and assessing those companies’ performance.

David L. Dobbin	51	2010	Chairman of the Board

Mr. Dobbin serves as Chairman of the Board of Small Island Investments Limited (2010-present).  In addition, he serves as Chairman of the Board of Welaptega Marine Ltd. (2008-present), a leading supplier of offshore mooring inspection systems.  Prior to March 2012, he also served as Chairman of the Boards of Terra Nova Pub Groups Ltd., and its subsidiaries and affiliates, including Elephant & Castle Group, Inc. (2007-2012).

Previously, Mr. Dobbin served in several capacities with CHC Helicopter Corporation, the world’s leading offshore helicopter services provider, and led Canadian Ocean Resource Associates Inc., a consulting firm specializing in international best practice reviews in various sectors, third world institutional support, and public/private partnerships.  Mr. Dobbin holds a Bachelor of Commerce degree from Memorial University of Newfoundland.

Mr. Dobbin was selected to serve on our Board in light of his substantial experience in the restaurant industry and his experience as an investor in the transportation, service, real estate, and hospitality sectors.

Gary J. Heller	45	2010	Principal of Heathcote Capital, LLC, financial advisor to the Company; Prior Member of the Audit Committee (2010-2012); Prior Chairman of the Compensation Committee (2010-2012)[2]

Gary J. Heller was appointed as a director of the Company effective upon the closing of SII’s initial investment transaction in December 2010.  He is currently President of Heathcote Capital LLC, which the Company has engaged to provide financial advisory services.  Mr. Heller also serves as Chief Operating Officer of Il Mulino New York, which operates and licenses fine dining Italian restaurants.  Previously, Mr. Heller served as a Managing Director of FTI Capital Advisors, LLC and a Director of Andersen Corporate Finance LLC.  Mr. Heller holds a BA in Economics from the University of Pennsylvania and an MBA in Finance from New York University.

Mr. Heller was selected to serve on our Board in light of his substantial experience in the restaurant industry and his experience as a financial advisor and an investment banker.

Boyd E. Hoback	57	1992	President and Chief Executive Officer

Mr. Hoback has served as our President and Chief Executive Officer since December 1992 and has been in the restaurant business since the age of 16.  Mr. Hoback has been a vital part of the development of the Company to a 46-restaurant chain and has been involved in developing and managing all areas of the Company.  Mr. Hoback is an honors graduate of the University of Colorado in Finance.

Mr. Hoback was selected to serve on our Board in light of his in-depth understanding of our business and the restaurant industry and his position as our President and Chief Executive Officer.

Eric W. Reinhard	54	2005	Member of the Audit and Compensation Committees; Prior Chairman of the Board (2005-2010)

Mr. Reinhard serves as President of the Pepsi Cola Bottler’s Association, a beverage association management and consulting association (2006-present).  Prior to June 2004 he was the General Manager for the Pepsi Bottling Group’s Great West Business Unit.  While in this role, Mr. Reinhard was also a member of the Pepsi Bottling Group’s Chairman’s Operating Council, a member of the Food Service Strategic Planning Committee, and a member of The Dr. Pepper Bottler Marketing Committee.  Mr. Reinhard joined Pepsi Cola in 1984 after four years with The Proctor & Gamble Distributing Company.  Since 1984 he has held several field and headquarters positions including Vice President/General Manager Pepsi-Lipton Tea partnership (JV), General Manager Mid-Atlantic business Unit, Area Vice President Retail Channels, Vice President On-Premise Operations and Area Vice President of Franchise Operations.  Mr. Reinhard holds a BA from Michigan State University and has completed the Executive Business Program at the University of Michigan.

Mr. Reinhard was selected to serve on our Board in light of his substantial experience within the beverage industry and his broad knowledge concerning corporate governance and management.

Alan A. Teran	67	2012[3]	Member of the Audit Committee; Chairman of the Compensation Committee

Mr. Teran is currently a principal in multiple private restaurants.  He previously served on our Board from 1994 to 2010.  Mr. Teran also served as a Director of Morton’s Restaurant Group, Inc. from 1994 until February 2012.  He served as president of the Cork & Cleaver restaurant chain from 1975 to 1981 and served as a Director for Boulder Valley National Bank and Charlie Brown’s Restaurants.  He was one of the first franchisees of Le Peep Restaurants.  Mr. Teran graduated from the University of Akron in 1968 with a degree in business.

Mr. Teran was selected to serve on our Board in light of his substantial experience within the restaurant industry, his experience as an investor in multiple private restaurants, and his prior service on our Board.

1 Mr. Calvert was elected as a director on July 3, 2012 to fill the vacancy created by the resignation of Keith A. Radford effective June 30, 2012.  On the same date, Mr. Calvert was appointed as chairman of the Audit Committee, to succeed Mr. Radford in such capacity.

2 Mr. Heller resigned as a member of the Audit Committee and as chairman of the Compensation Committee effective April 6, 2012, upon the Company’s engagement of Heathcote Capital, LLC, a company of which Mr. Heller is the principal, as its financial advisor.

3 Mr. Teran was elected as a director effective April 10, 2012 to fill the vacancy created by the resignation of John F. Morgan on August 10, 2011.  On the same date, Mr. Teran was appointed as a member of the Audit Committee and as the chairman of the Compensation Committee, to succeed Mr. Heller in both capacities.  Mr. Teran also served on our Board from 1994 to 2010.

As set forth above, prior to March 2012, Messrs. Dobbin and Heller each served as a director and executive officer of Elephant & Castle Group Inc.  On June 28, 2011, Elephant & Castle Group, Inc. and related subsidiaries (collectively, the “Elephant & Castle Group”) filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  The Elephant & Castle Group subsequently sold all of its assets in a sale under the bankruptcy proceedings.

There are no family relationships among the directors or between any director and any of our executive officers.

Geoffrey R. Bailey was originally elected to the Board pursuant to contractual board representation rights granted to The Bailey Company in connection with its investment in shares of our Series A Convertible Preferred Stock in 1996.  Mr. Bailey has continued to serve on the Board pursuant to contractual board representation rights held by The Bailey Company and its affiliates (“The Bailey Group”) in connection with our Series B Convertible Preferred Stock financing in February 2005 and the subsequent modification of those contractual rights in connection with the closing of our initial investment transaction with SII in December 2010, whereby The Bailey Group is entitled to designate one individual for election to our Board.

Eric W. Reinhard was originally elected to the Board pursuant to contractual board representation rights granted to certain investors in connection with our Series B Convertible Preferred Stock financing in February 2005 and the subsequent modification of those contractual rights in connection with the closing of our initial investment transaction with SII in December 2010, whereby Mr. Reinhard and his affiliates are entitled to designate one individual for election to our Board.

Messrs. Calvert, Dobbin, Heller, and Teran were originally elected to the Board pursuant to the director designation rights granted to SII under the Securities Purchase Agreement dated October 29, 2010 between the Company and SII (the “Prior Purchase Agreement”).  The Prior Purchase Agreement provides that, for so long as SII continues to own at least 50% of our outstanding capital stock, (i) our Board shall not consist of more than seven directors, and (ii) SII shall have the right to designate four individuals for election to our Board.  The Purchase Agreement between the Company and SII dated June 13, 2012 reconfirms and continues SII’s director designation rights as provided by the Prior Purchase Agreement. Pursuant to both the Prior Purchase Agreement and the Purchase Agreement, SII has also agreed to vote its shares in any election of directors for one individual designated by The Bailey Group and one individual designated by Mr. Reinhard and his affiliates, in addition to the Investor’s four director designees.  Mr. Hoback is the seventh member of our Board.

See Item 13 “Certain relationships and related transactions” for additional discussion of these provisions.  There are no other arrangements or understandings between any current director and any other person under which that director was elected or nominated.

Nominee selection process: Our Board of Directors as a whole acts as the nominating committee for the selection of nominees for election as directors.  We do not have a separate standing nominating committee since we require that our director nominees be approved as nominees by a majority of our independent directors.  The Board will consider suggestions by stockholders for possible future nominees for election as directors at the next annual meeting when the suggestion is delivered in writing to the corporate secretary of the Company by April 15 of the year immediately preceding the annual meeting.

The Board selects each nominee, subject to contractual nominee designation and election rights held by certain stockholders, as discussed below, based on the nominee’s skills, achievements and experience, with the objective that the Board as a whole should have broad and relevant experience in high policymaking levels in business and a commitment to representing the long-term interests of the stockholders.  The Board believes that each nominee should have experience in positions of responsibility and leadership, an understanding of our business environment and a reputation for integrity.

The Board evaluates each potential nominee individually and in the context of the Board as a whole.  The objective is to recommend a group that will effectively contribute to our long-term success and represent stockholder interests.  In determining whether to recommend a director for re-election, the Board also considers the director’s past attendance at meetings and participation in and contributions to the activities of the Board.

When seeking candidates for director, the Board solicits suggestions from incumbent directors, management, stockholders or others.  The Board does not have a charter for the nominating process.

The Company does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Board strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee the Company’s business.

Communication with Directors: The Board welcomes questions or comments about us and our operations.  Those interested may contact the Board as a whole or any one or more specified individual directors by sending a letter to the intended recipients’ attention in care of Good Times Restaurants Inc., Attention: Corporate Secretary, 601 Corporate Circle,

Golden, CO 80401.  All such communications other than commercial advertisements will be forwarded to the appropriate director or directors for review.

Leadership Structure: The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination from time to time based on the position and direction of the Company and the membership of the Board.  However, the Board has determined that separating these roles is in the best interests of the Company’s stockholders at this time.  The Board believes that this structure permits the Chief Executive Officer to focus on the management of the Company’s day-to-day operations.

Risk Oversight: Material risks are identified and prioritized by the Company’s management and reported to the Board for oversight.  The Board as a whole administers the Board’s risk oversight function.  The Board regularly reviews information regarding the Company’s credit, liquidity, and operations, as well as the risks associated with each.  In addition, the Board continually works, with the input of the Company’s executive officers, to assess and analyze the most likely areas of future risk for the Company.

Board Committees: The standing committees of the Board are the Audit Committee, which is currently comprised of Messrs. Calvert (Chairman), Reinhard, and Teran, and the Compensation Committee, which is currently comprised of Messrs. Bailey, Reinhard, and Teran (Chairman).  As discussed under the heading “Nominee Selection Process” above, there is no standing nominating committee of the Board and instead the Board as a whole acts as the nominating committee for the selection of nominees for election as directors.

Prior to his resignation from the Board effective June 30, 2012, Keith Radford served as chairman of the Audit Committee.  Prior to April 6, 2012, Gary Heller served as a member of the Audit Committee and as chairman of the Compensation Committee.  Mr. Heller resigned from those positions (but not from our Board) on April 6, 2012 in connection with the Company’s engagement of Heathcote Capital, LLC as a financial advisor.

Audit Committee: The Audit Committee currently consists of Messrs. Calvert (Chairman), Reinhard, and Teran.  The Board has determined that all of the members of the Audit Committee are “independent,” as defined by the NASDAQ listing standards and by applicable SEC rules.  In addition, the Board has determined that Mr. Calvert is an audit committee financial expert, as that term is defined by the SEC rules, by virtue of having the following attributes through relevant experience: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves; (iii) experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv)  an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.  Prior to his resignation from the Board effective June 30, 2012, Keith Radford served as our audit committee financial expert.

The function of the Audit Committee relates to oversight of the auditors, the auditing, accounting, and financial reporting processes, and the review of the Company’s financial reports and information.  In addition, the functions of this Committee have included, among other things, recommending to the Board the engagement or discharge of independent auditors, discussing with the auditors their review of the Company’s quarterly results and the results of their audit, and reviewing the Company’s internal accounting controls.  The Audit Committee operates pursuant to a written Charter adopted by the Board.  A current copy of the Audit Committee Charter is available on our website at www.goodtimesburgers.com.  The Audit Committee held five meetings during the fiscal year ended September 30, 2012.

Compensation Committee: The Compensation Committee currently consists of Messrs. Bailey, Reinhard, and Teran (Chairman).  The Board has determined that all of the members of the Compensation Committee are “independent,” as defined by the NASDAQ listing standards.  The function of the Compensation Committee is to consider and determine all matters relating to the compensation of the President and Chief Executive Officer and other executive officers, including matters relating to the employment agreements.  The Compensation Committee held one meeting during the fiscal year ended September 30, 2012.

The Compensation Committee does not have a written Charter. The responsibility of the Compensation Committee is to review and approve the compensation and other terms of employment of our Chief Executive Officer and our other executive officers, including all of the executive officers named in the Summary Compensation Table in Item 11 of this Annual Report on Form 10-K (the “Named Executive Officers”).  Among its other duties, the Compensation Committee oversees all significant aspects of the Company’s compensation plans and benefit programs.  The Compensation Committee annually reviews and approves corporate goals and objectives for the Chief Executive Officer’s compensation and evaluates the Chief Executive Officer’s performance in light of those goals and objectives.  The Compensation Committee also recommends to the Board the compensation and benefits for members of the Board.  The Compensation Committee has also been appointed by the Board to administer our 2008 Omnibus Equity Incentive Compensation Plan, which is the successor equity compensation plan to the Company’s 2001 Stock Option Plan.  The Compensation Committee does not delegate any of its authority to other persons.

In carrying out its duties, the Compensation Committee participates in the design and implementation and ultimately reviews and approves specific compensation programs.  The Compensation Committee reviews and determines the base salaries for the Named Executive Officers, and also approves awards to the Named Executive Officers under the Company’s equity compensation plans.

In determining the amount and form of compensation for Named Executive Officers other than the Chief Executive Officer, the Compensation Committee obtains input from the Chief Executive Officer regarding the duties, responsibilities, and performance of the other executive officers and the results of performance reviews.  The Chief Executive Officer also recommends to the Compensation Committee the base salary levels for all Named Executive Officers and the award levels for all Named Executive Officers under the Company’s equity compensation programs.  No Named Executive Officer attends any executive session of the Compensation Committee or is present during final deliberations or determinations of such Named Executive Officer’s compensation.  The Chief Executive Officer also provides input with respect to the amount and form of compensation for the members of the Board.

The Compensation Committee has the authority to directly engage, at the Company’s expense, any compensation consultants or other advisers as it deems necessary to carry out its responsibilities in determining the amount and form of executive and director compensation.  For the fiscal year ended September 30, 2011, the Compensation Committee did not use the services of a compensation consultant or other adviser.  However, the Compensation Committee has reviewed surveys, reports, and other market data against which it has measured the competitiveness of the Company’s compensation programs.  In determining the amount and form of executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies.

Directors' meetings and attendance: There were five meetings of the Board of Directors held during the last full fiscal year.  No member of the Board of Directors attended fewer than 75% of the board meetings and applicable committee meetings.  The annual meeting of shareholders for fiscal 2011 was attended by Messrs. Bailey, Calvert, Dobbin, Heller, Hoback and Teran.  Mr. Reinhard was absent.

A description of the standard compensation arrangements (such as fees for Board and committee service and for meeting attendance) is set forth in the section entitled “Directors’ Compensation” in Item 11 below.

Audit Committee Report: The Company’s management is responsible for the internal controls and financial reporting process for the Company.  The independent accountants for the Company are responsible for performing an independent audit of the financial statements in accordance with generally accepted auditing standards and to issue a report on those financial statements.  The Audit Committee’s responsibility is to monitor and oversee these processes.

In this context, the Audit Committee met with management and the independent accountants to review and discuss the Company’s financial statements for the fiscal year ended September 30, 2012.  Management represented to the Audit Committee that the financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the financial statements with management and the independent accountants.

The Audit Committee has discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees.  The Audit Committee has also received the written disclosures and the letter from the independent accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountants’ communications with the Audit Committee concerning independence and the Audit Committee discussed with the independent accountants that firm’s independence.

Based on the Audit Committee’s review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for filing with the SEC.

Executive officers: The executive officers of the Company are as follows:

Name	Age	Position	Date Began With Company
Boyd E. Hoback	57	President & CEO	September 1987
Susan M. Knutson	54	Controller	September 1987
Scott G. LeFever	54	VP of Operations	September 1987

Boyd E. Hoback.  See the description of Mr. Hoback’s business experience under “Directors”.

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

Code of ethics: The Company has adopted a Code of Business Conduct which applies to all directors, officers, employees, and franchisees of the Company.  The Code of Business Conduct was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.  The Code of Business Conduct is also available on the Company’s website at www.goodtimesburgers.com.

Section 16(a) beneficial ownership reporting compliance: Under Section 16(a) of the Securities Exchange Act of 1934, directors, executive officers and persons who own more than ten percent of our Common Stock must disclose their initial beneficial ownership of the Common Stock and any changes in that ownership in reports which must be filed with the SEC and the Company. The SEC has designated specific deadlines for these reports and the Company must identify in this proxy statement those persons who did not file these reports when due.

Based solely on a review of the reports filed with the Company and written representations received from reporting persons the Company believes that during the fiscal year ended September 30, 2012 all Section 16(a) filing requirements for its officers, directors, and more than ten percent shareholders were complied with on a timely basis, except that SII and David Dobbin filed a Form 4 on December 19, 2012 to report their beneficial ownership of the Series C Convertible Preferred Stock acquired by SII on September 28, 2012.

ITEM 11.

EXECUTIVE COMPENSATION

Executive Compensation: The following table sets forth compensation information for 2012 and 2011 with respect to the named executive officers:

Summary Compensation Table for 2012 and 2011:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $[3]	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Boyd E. Hoback	2012	147,000	_	_	12,410	_	_	18,063[1]	177,473
President & Chief Executive Officer	2011	133,000	_	_	17,816	_	_	16,961[1]	167,777
Scott G. LeFever	2012	87,542	_	_	4,309	_	_	12,435[2]	104,286
Vice President of Operations	2011	75,000	_	_	9,565	_	_	12,470[2]	97,035
[1]	The amount indicated for Mr. Hoback includes an automobile allowance, long-term disability and personal expenses.
[2]	The amount indicated for Mr. LeFever includes an automobile allowance and long-term disability.
[3]

The value of stock option awards shown in this column includes all amounts expensed in the Company's financial statements in 2011 and 2012 for equity awards in accordance with the guidance of FASB ASC 718-10-30, Compensation – Stock Compensation, excluding any estimate for forfeitures.  The Company’s accounting treatment for, and assumptions made in the valuations of, equity awards is set forth in Note 1 of the notes to the Company’s 2012 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  There were no option awards re-priced in 2012.

There were no shares of SARs granted during 2012 or 2011 nor has there been any nonqualified deferred compensation paid to any named executive officers during 2012 or 2011.  The Company does not have any plans that provide for specified retirement payments and benefits at, following or in connection with retirement.

The following table sets forth information as of September 30, 2012 on all unexercised options previously awarded to the named executive officers:

Outstanding Equity Awards at 2012 Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options -Exercisable (#)	Number of Securities Underlying Unexercised Options -Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Boyd E. Hoback	1,250	_	_	$8.10	10/01/12	_	_	_	_
	1,300	_	_	$10.80	10/01/13	_	_	_	_
	4,000	_	_	$9.33	10/01/14	_	_	_	_
	2,833	_	_	$17.04	10/01/15	_	_	_	_
	6,333		_	$19.14	11/17/16	_	_	_	_
	9,501		_	$4.41	11/14/18	_	_	_	_
	0	4,551 (1)	_	$3.45	11/06/19	_	_	_	_
	0	10,647 (2)	_	$1.56	12/13/20	_	_	_	_
	5,000		_	$1.31	12/14/21	_	_	_	_
Scott G. LeFever	420	_	_	$8.10	10/01/12	_	_	_	_
	860	_	_	$10.80	10/01/13	_	_	_	_
	1,917	_	_	$9.33	10/01/14	_	_	_	_
	1,917	_	_	$17.04	10/01/15	_	_	_	_
	1,917		_	$19.14	11/17/16	_	_	_	_
	5,669		_	$4.41	11/14/18	_	_	_	_
	0	1,449 (1)	_	$3.45	11/06/19	_	_	_	_
	0	7,985 (2)	_	$1.56	12/13/20	_	_	_	_

[1]	The options were granted on November 6, 2009. the shares under the option agreements will become fully exercisable on November 6, 2012, following the end of the 2012 fiscal year.
[2]	The options were granted on December 13, 2010. Assuming continued employment with the Company, the shares under the option agreements will become fully exercisable on December 6, 2013.

(The numbers of options and the exercise prices shown in this table have been adjusted to effect the one for three reverse stock split that occurred on December 31, 2010.)

The following table sets forth compensation information for the fiscal year ended September 30, 2012 with respect to directors:

Director Compensation Table for Fiscal Year 2012
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) [1,2]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Geoffrey R. Bailey	1,700	_	5,281	_	_	_	6,981
David Dobbin	2,200	_	5,281	_	_	_	7,481
Gary Heller	2,100	_	5,281	_	_	_	7,381
Eric W. Reinhard	1,800	_	5,281	_	_	_	7,081
Keith Radford[3]	1,000	_	5,281	_	_	_	6,281
Alan Teran	1,800	_	3,574	_	_	_	5,374
Neil Calvert	800	_	2,469	_	_	_	3,269
Boyd E. Hoback [4]	_	_	_	_	_	_	0

[1]

The value of stock option awards shown in this column includes all amounts expensed in the Company's financial statements in 2012 for equity awards in accordance with the guidance of FASB ASC 718-10-30, Compensation – Stock Compensation, excluding any estimate for forfeitures.  The Company's accounting treatment for, and assumptions made in the valuation of equity awards are set forth in Note 1 of the notes to the Company's 2012 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  There were no option awards re-priced in 2012.

[2]

As of September 30, 2012, the following directors held options to purchase the following number of shares of our common stock:  Mr. Bailey 10,333 shares; Mr. Dobbin 5,667 shares; Mr. Heller 5,667 shares; Mr. Reinhard 11,167 shares; Mr. Teran 2,000 shares; Mr. Calvert 2,000; and Mr. Hoback 45,414 shares.

[3]	Mr. Radford resigned as a director effective as of June 30, 2012. Mr. Radford’s options have expired and are no longer outstanding.
[4]	Mr. Hoback is an employee director and does not receive additional fees for service as a member of the Board.

Directors' compensation: Each non-employee director receives $500 for each Board of Directors meeting attended.  Members of the Compensation and Audit Committees generally each receive $100 per meeting attended.  However, where both Compensation and Audit Committee meetings are held at the same gathering, only $100 is paid to directors attending both committee meetings. Additionally, for the fiscal year ended September 30, 2012, each director, with the exception of Messrs. Calvert and Teran, received a non-statutory stock option to acquire 5,000 shares of Common Stock at an exercise price of $1.31 per share.  Mr. Teran received a non-statutory stock option to acquire 2,000 shares of Common Stock at an exercise price of $2.12 per share in June 2012, when he was elected to the Board to fill the vacancy resulting from John Morgan’s resignation. Mr. Calvert received a non-statutory stock option to acquire 2,000 shares of Common Stock at an exercise price of $1.46 per share in September 2012, when he was elected to the Board to fill the vacancy resulting from Keith Radford’s resignation.

Employment Agreement:  Mr. Hoback entered into an employment agreement with us in October 2001 and the terms of the agreement were revised effective October 2007 for compliance with Section 409A of the Internal Revenue Code.  The revised agreement provides for his employment as president and chief executive officer for two years from the date of the agreement at a minimum salary of $190,000 per year, terminable by us only for cause.  The agreement provides for payment of one year’s salary and benefits in the event that change of ownership control results in a termination of his employment or termination other than for cause.  This agreement renews automatically unless specifically not renewed by the Board of Directors.  Mr. Hoback’s compensation, including salary, expense allowance, bonus and any equity award, is reviewed and set annually by the Compensation Committee.  Mr. Hoback’s bonus, when applicable, is based on the Company’s achieving certain Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets for the year.

As a condition to the closing of the initial SII investment transaction, Mr. Hoback agreed to waive certain rights under the employment agreement which would otherwise have accrued to him as a result of the change in ownership control of the Company as a result of the transaction, including his right to terminate his employment within one year of the change in control and trigger the severance payment described above and his right to accelerate the vesting of stock options upon the change in control.

Other Employment Arrangements:  Mr. LeFever is employed as an “employee at will” and does not have a written employment agreement.  His compensation, including salary, expense allowance, bonus and any equity awards, is reviewed and approved by the Compensation Committee annually.  He participates in a bonus program that is based on both the company’s level of EBITDA for the year and achieving certain operating metrics and sales targets.

Heathcote Agreement:  On April 6, 2012, the Company entered into a financial advisory services agreement with Heathcote Capital LLC ("Heathcote"), pursuant to which the Company engaged Heathcote to provide exclusive financial advisory services in connection with a possible strategic transaction.  No such transaction has yet occurred, but the Company continues to consider possible strategic alternatives.  Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  In fiscal 2012, the Company paid a total of $48,600 in fees to Heathcote.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of common stock by principal stockholders and management: The following table shows the beneficial ownership of shares of the Company’s Common Stock as of December 17, 2012 by each person known by the Company to be the beneficial owner of more than five percent of the shares of the Company’s Common Stock, each director and each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.  The address for the principal stockholders and the directors and officers is 601 Corporate Circle, Golden, CO 80401.

Holder	Number of shares	Percent of
Principal stockholders:	beneficially owned	class**
Small Island Investments Ltd.	2,094,236[1]	60.93%
The Bailey Co.	273,837[2]	10.04%
The Erie Co. Investment Co.	338,730[2]	12.42%
Directors and Officers:
Geoffrey R. Bailey-Director	14,766[3]	*
David L. Dobbin-Director	2,099,903[4]	60.99%
Gary J. Heller-Director	5,667[5]	*
Boyd E. Hoback-Director/Officer	43,964[6]	1.59%
Sue M. Knutson-Officer	6,847[7]	*
Scott G. Lefever-Officer	12,279[8]	*
Alan A. Teran – Director	35,069[9]	1.28%
Eric Reinhard-Director	109,334[10]	3.98%
Neil Calvert-Director	2,000[11]	*
All directors and executive officers as a group (9 persons including all those named above)	2,330,029 [12]	65.24%
[1]	Small Island Investments Ltd. is owned and controlled by director David L. Dobbin and members of his family.
[2]

The Bailey Company is 99% owned by The Erie County Investment Co., which should be deemed the beneficial owner of the Company’s Common Stock held by The Bailey Company.  The Erie County Investment Co. also owns 194,680 shares of the Company’s Common Stock in its own name.  Geoffrey R. Bailey is a director and executive officer of The Erie County Investment Co.  Geoffrey R. Bailey disclaims beneficial ownership of the shares of Common Stock held by The Bailey Company and The Erie County Investment Co.  Because of his ownership of only 26% of the voting shares of The Erie County Investment Co., Paul T. Bailey disclaims beneficial ownership of the shares of Common Stock held by The Bailey Company and The Erie County Investment Co.

[3]	Includes 10,333 shares underlying presently exercisable stock options.
[4]	Includes shares of Common Stock held beneficially by Small Island Investments Ltd. Also includes 5,667 shares underlying presently exercisable stock options held by Mr. Dobbin.
[5]	Includes 5,667 shares underlying presently exercisable stock options.
[6]	Includes 28,967 shares underlying presently exercisable stock options.
[7]	Includes 6,847 shares underlying presently exercisable stock options.
[8]	Includes 12,279 shares underlying presently exercisable stock options.
[9]

Includes 2,000 shares underlying presently exercisable stock options and 5,834 warrants to purchase stock.  Mr. Teran was elected as a director effective April 10, 2012 to fill the vacancy created by the resignation of John Morgan on August 10, 2011.

[10]	Includes 11,167 shares underlying presently exercisable stock options and 12,500 warrants to purchase stock.
[11]	Mr. Calvert was elected as a director on July 3, 2012 to fill the vacancy created by the resignation of Keith Radford effective June 30, 2012.
[12]

Does not include shares of Common Stock held beneficially by The Bailey Company and The Erie County Investment Co.  If those shares were included, the number of shares of Common Stock beneficially held by all directors and executive officers as a group would be 2,668,759 and the percentage of the class would be 74.72%.

*	Less than one percent.
**

Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons:

Our corporate headquarters are located in a building owned by The Bailey Company and in which The Bailey Company also has its corporate headquarters.  We currently lease our executive office space of approximately 3,693 square feet from The Bailey Company for approximately $58,000 per year.  The lease expires December 31, 2012 and we anticipate extending the lease beyond 2012.

The Bailey Company was the owner of one franchised Good Times Drive Thru restaurant which is located in Loveland, Colorado.  The Company purchased this restaurant in August 2012 for a purchase price of approximately $100,000.  The Bailey Company was also previously the owner of one franchised restaurant in Thornton, Colorado which was closed in October 2009. The Bailey Company had entered into two franchise and management agreements with us.  Franchise royalties and management fees paid under those agreements totaled approximately $44,000 and $53,000 for the fiscal years ending September 30, 2012 and 2011, respectively.

In December 2010, the Company repaid an outstanding loan from Golden Bridge, LLC (“Golden Bridge”), in the principal amount of $185,000 plus accrued interest thereon in the amount of $18,000. Directors Eric Reinhard and Alan Teran and former directors Ron Goodson, David Grissen, and Richard Stark, who are all stockholders of the Company, are the sole members of Golden Bridge, and Eric Reinhard is the sole manager of Golden Bridge.  The Company’s repayment of the Golden Bridge loan was duly approved in advance by our Board by the affirmative vote of members thereof who did not have an interest in the transaction.

On April 6, 2012, the Company entered into a financial advisory services agreement with Heathcote Capital LLC (“Heathcote”), pursuant to which the Company engaged Heathcote to provide exclusive financial advisory services in connection with a possible strategic transaction.  No such transaction has yet occurred, but the Company continues to consider possible strategic alternatives.  Heathcote’s services to the Company may include identifying and contacting potential acquisition targets and/or sources of financing for the Company, advising and assisting the Company in evaluating various structures and forms of any transaction, assisting in the preparation of proposals and evaluation of offers, and assisting the Company in negotiating the financial aspects of the transaction.  In fiscal 2012, the Company paid a total of $48,600 in fees to Heathcote.

Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the Company’s agreement with Heathcote constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors.  Mr. Heller did not participate in the Audit Committee’s consideration of the agreement and abstained from the committee’s vote to approve the agreement.  Concurrently with the Company’s engagement of Heathcote, Mr. Heller resigned as a member of the Audit Committee and as Chairman of the Compensation Committee, though he continues to serve on our Board.

On June 13, 2012, the Company entered into the Purchase Agreement with SII, pursuant to which the Company agreed to issue and sell to SII, and SII agreed to purchase, 473,934 shares of newly designated Series C Convertible Preferred Stock for an aggregate purchase price of $2,000,001.48 (i.e., $4.22 per share), subject to the satisfaction of certain conditions precedent set forth in the Purchase Agreement.  At the time the Company and SII entered into the Purchase Agreement, SII held 50.8% of our outstanding Common Stock.  In addition, David L. Dobbin, the Chairman of our Board, is a principal of SII.  Accordingly, the Purchase Agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee.

On September 28, 2012, we completed the sale and issuance of 355,451 shares of Series C Convertible Preferred Stock to SII for an aggregate purchase price of $1,500,000.  As a result of this issuance, SII’s beneficial ownership interest in the Company increased from 50.8% to 60.9%.  We also entered into a Supplemental Agreement with SII, dated September 28, 2012, and further amended on October 16, 2012, pursuant to which we extended the time period for SII to complete its purchase of the remaining shares of Series C Convertible Preferred Stock under the Purchase Agreement.  Pursuant to the Supplemental Agreement, as amended, SII has agreed to complete its purchase of an additional 118,483 shares of Series C Convertible Preferred Stock, for an additional aggregate purchase price of $500,000, on or before March 31, 2013, at such time as the Company’s Board of Directors reasonably determines, with 45 days’ prior notice to SII, that the Company requires such funds to maintain the minimum stockholders’ equity required under NASDAQ Listing Rule 5550(b) for continued listing on The NASDAQ Capital Market.

Each share of Series C Convertible Preferred Stock is convertible at the option of the holder into two shares of Common Stock, subject to certain anti-dilution provisions.  The shares of Series C Convertible Preferred Stock will accrue dividends at the rate of 8.0% per annum of the original issue price of $4.22 per share, with such accrued dividends payable quarterly.  In the event the Series C Convertible Preferred Stock has not been converted to Common Stock within 18 months following the issuance thereof, thereafter (i) the rate of the accrued dividends shall increase to 15.0% per annum from the date that is 18 months after the issuance thereof until converted or redeemed by the Company, and (ii) the Company may upon the approval of a majority of the disinterested members of the Board of Directors redeem all or from time to time a portion of the Series C Convertible Preferred Stock by payment of its liquidation preference.  The shares of Series C Convertible Preferred Stock also have additional voting rights, restrictions and provisions as disclosed in our Proxy Statement filed on August 10, 2012.

The Purchase Agreement reconfirms and continues the director designation rights granted to SII under the Securities Purchase Agreement dated October 29, 2010 between the Company and SII (the “Prior Purchase Agreement”).  Both the Purchase Agreement and the Prior Purchase Agreement provide that, for so long as SII continues to own at least 50% of the Company’s outstanding capital stock, (i) our Board shall not consist of more than seven directors, and (ii) SII shall have the right to designate four individuals for election to our Board.  Pursuant to both the Purchase Agreement and the Prior Purchase Agreement, SII has also agree to vote its shares in any election of directors for one individual designated by The Bailey Group and one individual designated by Mr. Reinhard and his affiliates, in addition to the Investor’s four director designees.  If either The Bailey Group or Mr. Reinhard and his affiliates cease to own at least 600,000 shares of the Company’s Common Stock (adjusted for any stock splits, reverse splits, or similar capital stock transactions), then the foregoing designation rights will cease, and SII has agreed to vote its shares in any election of directors in favor of a person, other than an SII designee, who receives the majority of votes of holders of Common Stock other than SII.

Neil Calvert, David L. Dobbin, Gary J. Heller, and Alan A. Teran are the current directors designated by SII.  Geoffrey R. Bailey is the current director designated by The Bailey Group, and Eric W. Reinhard is the current director designated by the other Series B investors.

The Purchase Agreement further provides that, for so long as SII continues to hold at least 75% of the shares of Series C Convertible Preferred Stock and/or the shares of Common Stock issuable upon conversion thereof, SII will have a right of first refusal to purchase additional securities which are offered by the Company on the same terms as offered for the purpose of maintaining its percentage ownership interest in the Company as of the Closing of the Investment Transaction.

Director Independence:  The Company’s Common Stock is listed on the NASDAQ Capital Market under the trading symbol “GTIM”.  NASDAQ listing rules require that a majority of the Company’s directors be “independent directors” as defined by NASDAQ corporate governance standards.

The Board has determined that of the current directors Messrs. Bailey, Calvert, Reinhard, and Teran are independent directors under the NASDAQ listing standards, while Messrs. Dobbin, Heller, and Hoback are not independent under such standards.  The Board has also determined that each of the three current members of the Audit Committee is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934 under the rules of the Securities and Exchange Commission (“SEC”) promulgated thereunder.  In addition, the Board previously determined that Mr. Radford qualified as an independent director under both the NASDAQ listing standards and SEC rules until his resignation from the Board effective June 30, 2012, and that Mr. Heller qualified as an independent director under both the NASDAQ listing standards and SEC rules prior to the Company’s engagement of Heathcote as the Company’s financial advisor on April 6, 2012.

The Compensation Committee currently consists of Messrs. Bailey, Reinhard, and Teran, each of whom the Board has determined to be “independent” under the NASDAQ listing standards.  The Board does not have a standing nominating committee.  Rather, our Board of Directors as a whole acts as the nominating committee for the selection of nominees for election as directors.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS: The Board of Directors appointed HEIN & ASSOCIATES LLP as the Company’s independent auditors for the fiscal year ended September 30, 2011 and fiscal year 2012, and to perform other accounting services.  Representatives of HEIN & ASSOCIATES LLP are expected to be present at the annual meeting of shareholders, and will have the opportunity to make a statement if they so desire and to respond to appropriate shareholder questions.

Audit Fees: The aggregate fees billed for professional services rendered by HEIN & ASSOCIATES LLP for its audit of the Company’s annual financial statements for the fiscal year ended September 30, 2012, and its reviews of the financial statements included in the Company’s Forms 10-Qs for fiscal year 2012 were $76,095 compared to $71,482 in fees for the fiscal year ended 2011.

Audit Related Fees: There were no aggregate fees billed by HEIN & ASSOCIATES LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” for the fiscal years ended September 30, 2012 and September 30, 2011.

Tax Fees: The aggregate fees billed by HEIN & ASSOCIATES LLP for the preparation and review of the Company's tax returns for the fiscal year ended September 30, 2012 were $14,000 compared to $10,500 in fees for the fiscal year ended September 30, 2011.

All Other Fees: The aggregate fees billed to the Company for all other services rendered by HEIN & ASSOCIATES LLP for fiscal year 2012 were $15,270 compared to $14,030 in fees for the fiscal year ended September 30, 2011.  These fees are primarily related to a 401(k) plan audit.

Audit Committee: Policy on Pre-Approval Policies of Auditor Services: Under the provisions of the Audit Committee Charter, all audit services and all permitted non-audit services (unless subject to a de minimis exception allowed by law) provided by our independent auditors, as well as fees and other compensation to be paid to them, must be approved in advance by our Audit Committee.  All audit and other services provided by HEIN & ASSOCIATES LLP during the fiscal year ended September 30, 2012, and the related fees as discussed above, were approved in advance in accordance with SEC rules and the provisions of the Audit Committee Charter.  There were no other services or products provided by HEIN & ASSOCIATES LLP to us or related fees during the fiscal year ended September 30, 2012 except as discussed above.

Auditor Independence: The Audit Committee of the Board of Directors has considered the effect that the provision of the services described above under the caption “All Other Fees” may have on the independence of HEIN & ASSOCIATES LLP.  The Audit Committee has determined that provision of those services is compatible with maintaining the independence of HEIN & ASSOCIATES LLP as the Company’s principal accountants.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are furnished as part of this report:

Exhibit	Description

3.1

Articles of Incorporation of the Registrant (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2

Amendment to Articles of Incorporation of the Registrant dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3

Amendment to Articles of Incorporation (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 and (File No. 000-18590) incorporated herein by reference)

3.4

Restated Bylaws of Registrant dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

3.5

Restated Bylaws of Registrant, amended as of August 14, 2007 (previously filed as Exhibit 3/1 to the registrant's current report on Form 8-K dated August 14, 2007 (File No. 000-18590) and incorporated herein by reference)

3.6

Certificate of Change of Good Times Restaurants Inc. of (previously filed as Exhibit 3.1 to the registrant’s Form 8-K Report dated January 12, 2011 (File No. 000-18590) and incorporated herein by reference)

4.1

Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

4.2

Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants dated September 17, 2012 (previously filed as Exhibit 3.1 to the registrant’s Form 8-K Report dated September 20, 2012 (File No. 000-18590)

10.1

1992 Incentive Stock Option Plan, as amended (previously filed as Exhibit 4.9 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

10.2

1992 Non-Statutory Stock Option Plan, as amended (previously filed as Exhibit 4.10 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

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
10.10

2001 Stock Option Plan, as amended (previously filed as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 filed on May 23, 2005 (Registration No. 333-125150) and incorporated herein by reference)

Exhibit	Description
10.11	Conversion of Series B Convertible Preferred Stock (previously filed as Exhibit 99.1 to the registrant's Form 8-K Report dated June 8, 2006 (File No. 000-18590) and incorporated herein by reference)
10.12	Loan Agreement and Promissory Note (previously filed as Exhibit 10.1 and 10.2 to the registrant's Form 8-K Report dated August 7, 2006 (File No. 000-18590) and incorporated herein by reference)
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

10.17	2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated January 29, 2008 (File No. 000-18590) and incorporated herein by reference)
10.18	Employment Agreement of Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated January 29, 2008 (File No. 000-18590) and incorporated herein by reference)
10.19

Letter Agreement between Good Times Drive Thru Inc. and CEDA Enterprises, Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated March 12, 2008 (File No. 000-18590) and incorporated herein by reference)

10.20

Letter Agreement between Good Times Drive Thru Inc. and CEDA Enterprises, Inc. and CEJ Investments, LLC (previously filed as Exhibit 10.2 to the registrant’s Form 8-K Report dated March 12, 2008 (File No. 000-18590) and incorporated herein by reference)

10.21	Amended and Restated Loan Agreement (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated July 2, 2008 (File No. 000-18590) and incorporated herein by reference)
10.22

Promissory Note by Good Times Drive Thru Inc. and Good Times Restaurants Inc. payable to PFGI II, LLC (previously filed as Exhibit 10.2 to the registrant’s Form 8-K Report dated July 2, 2008 (File No. 000-18590) and incorporated herein by reference)

10.23

Departure of Management Employees, Transfer of Development Rights and Suspension of Expansion (previously filed in the registrant’s Form 8-K Report dated June 26, 2008 (File No. 000-18590) and incorporated herein by reference)

10.24	Suspension of Development Agreement previously filed as Exhibit 10.41 to the registrant’s Form 10-KSB Report dated December 26, 2008 (File No. 000-18590) and incorporated herein by reference)
10.25	Results of Operations, Triggering Events and Other Events (previously filed as the registrant's Form 8-K Report dated January 20, 2009 (File No. 000-18590) and incorporated herein by reference)
10.26

Loan Agreement, Promissory Note, Warrant, Intercreditor Agreement and First Amendment to Amended and Restated Promissory Note (previously filed as Exhibits 4.1, 10.1, 10.2, 10.3 and 10.4 to the registrant's Form 8-K Report dated April 20, 2009 (File No. 000-18590) and incorporated herein by reference)

10.27

Agreement between Good Times Restaurants Inc. and Mastodon Ventures Inc. (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated August 14, 2009 (File No. 000-18590) and incorporated herein by reference)

10.28

Letter Agreement between Good Times Restaurants Inc. and PFGI II, LLC dated December 14, 2009 (previously filed as Exhibit 10.33 to the registration’s Annual Report on Form 10-K dated December 29, 2009 (File no. 000-18590) and incorporated herein by reference)

10.29

Promissory Note and Warrant dated January 19, 2010 (previously filed as Exhibits 4.1 and 10.1 to the registrant’s Form 8-K Report dated January 21, 2010 (File No. 000-18590) and incorporated herein by reference)

10.30

Loan Agreement, Convertible Secured Promissory Note and Warrants (previously filed as Exhibits 4.1, 10.1 and 10.2 to the registrant’s Form 8-K Report dated February 3, 2010 (File No. 000-18590) and incorporated herein by reference)

Exhibit	Description
10.31

First Amendment to Loan Agreement, Convertible Secured promissory Note and Warrants (previously filed as Exhibits 4.1, 10.1 and 10.2 to the registrant’s Form 8-K Report dated April 6, 2010 (File No. 000-18590) and incorporated herein by reference)

10.32

Securities Purchase Agreement dated October 29, 2010 (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated November 3, 2010 (File No. 000-18590) and incorporated herein by reference)

10.33

Registration Rights Agreement dated December 13, 2010 (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.34

Loan and Credit and Loan Agreement dated as of December 13, 2010 (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.35

Consent and Agreement dated as of December 13, 2010 (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.36

Consent and Waiver dated as of December 13, 2010 (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.37

First Amendment to Amended and Restated Credit Agreement and Waiver of Defaults and Second Amended and Restated Term Note of December 27, 2011 (previously filed as Exhibit 10.1 and 10.2 to the registrant’s Form 8-K Report dated December 27, 2011 (File No. 000-18590)

10.38	Engagement Letter (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated April 11, 2012 (File No. 000-18590) and incorporated herein by reference)
10.39	Securities Purchase Agreement dated June 13, 2012 (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated June 19, 2012 (File No. 000-18590)
10.40	Supplemental Agreement dated September 28, 2012 (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated October 1, 2012 (File No. 000-18590)
10.41	Amendment to Supplemental Agreement dated October 16, 2012 (previously filed as Exhibit 10.1 to the registrant’s Form 8-K Report dated October 16, 2012 (File No. 000-18590)
14.1

Code of Ethics (previously filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 (File No. 000-18590) and incorporated herein by reference)

21.1

Subsidiaries of registrant (previously filed as Exhibit 21.1 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (File No. 000-18590) and incorporated herein by reference)

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

GOOD TIMES RESTAURANTS INC.
Date: December 28, 2012	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David L. Dobbin	/s/ Susan M. Knutson
David L. Dobbin, Chairman Date: December 28, 2012	Susan M. Knutson, Controller and Principal Financial Officer Date: December 28, 2012

/s/ Geoffrey R. Bailey	/s/ Neil Calvert
Geoffrey R. Bailey, Director Date: December 28, 2012	Neil Calvert, Director Date: December 28, 2012

/s/ Gary J. Heller	/s/ Eric W. Reinhard
Gary J. Heller, Director Date: December 28, 2012	Eric W. Reinhard, Director Date: December 28, 2012

/s/ Boyd E. Hoback	/s/ Alan A. Teran
Boyd E. Hoback, Director and President and CEO Date: December 28, 2012	Alan A. Teran, Director Date: December 28, 2012