Form 10-Q
period 2012-12-31
GOOD TIMES RESTAURANTS INC
filed 2013-02-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 14, 2013, there were 2,726,214 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 31, 2012

PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
ASSETS	2012	2012
CURRENT ASSETS:
Cash and cash equivalents	$ 963,000	$ 616,000
Preferred stock sale receivable	-	1,500,000
Assets held for sale	1,888,000	1,380,000
Receivables, net of allowance for doubtful accounts of $0	126,000	145,000
Prepaid expenses and other	51,000	53,000
Inventories	183,000	159,000
Notes receivable	4,000	5,000
Total current assets	3,215,000	3,858,000
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	4,708,000	4,887,000
Leasehold improvements	3,211,000	3,241,000
Fixtures and equipment	7,505,000	7,369,000
	15,424,000	15,497,000
Less accumulated depreciation and amortization	(12,408,000)	(12,415,000)
	3,016,000	3,082,000
OTHER ASSETS:
Notes receivable, net of current portion	15,000	15,000
Goodwill	96,000	-
Deposits and other assets	85,000	106,000
	196,000	121,000
TOTAL ASSETS	$ 6,427,000	$ 7,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations, net of discount of $0 and $7,000, respectively	$ 1,183,000	$ 1,586,000
Accounts payable	483,000	493,000
Deferred income	53,000	75,000
Other accrued liabilities	1,010,000	856,000
Total current liabilities	2,729,000	3,010,000
LONG-TERM LIABILITIES:
Capital lease obligations due after one year	94,000	102,000
Long-term debt due after one year	33,000	37,000
Deferred and other liabilities	650,000	652,000
Total long-term liabilities	777,000	791,000

STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.001 par value;
5,000,000 shares authorized, 355,451 issued and outstanding as of December 31, 2012 and September 30, 2012 (liquidation preference $1,500,000)	1,000	1,000
Common stock, $.001 par value; 50,000,000 shares authorized, 2,726,214 shares issued and outstanding as of December 31, 2012 and September 30, 2012	3,000	3,000
Capital contributed in excess of par value	21,534,000	21,510,000
Accumulated deficit	(18,827,000)	(18,457,000)
Total Good Times Restaurants Inc stockholders' equity	2,711,000	3,057,000
Non-controlling interest in partnerships	210,000	203,000
Total stockholders’ equity	2,921,000	3,260,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 6,427,000	$ 7,061,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2012	2011
NET REVENUES:
Restaurant sales	$ 4,722,000	$ 4,747,000
Franchise royalties	95,000	99,000
Total net revenues	4,817,000	4,846,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,600,000	1,662,000
Payroll and other employee benefit costs	1,738,000	1,684,000
Restaurant occupancy and other operating costs	969,000	1,033,000
Depreciation and amortization	202,000	208,000
Total restaurant operating costs	4,509,000	4,587,000

General and administrative costs	386,000	341,000
Advertising costs	210,000	211,000
Franchise costs	15,000	14,000
Gain on restaurant asset sale	(6,000)	(15,000)
Loss From Operations	(297,000)	(292,000)

Other Income (Expenses):
Interest expense, net	(32,000)	(54,000)
Other income (expense)	(1,000)	(11,000)
Unrealized income on interest rate swap	-	7,000
Total other expenses, net	(33,000)	(58,000)
NET LOSS	($330,000)	($350,000)
Income attributable to non-controlling interests	(10,000)	(17,000)
NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	($340,000)	($367,000)
Preferred stock dividends	(30,000)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	($370,000)	($367,000)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	($.14)	($.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	2,726,214	2,726,214

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($330,000)	($350,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,000	208,000
Accretion of deferred rent	8,000	-
Amortization of debt issuance costs	6,000	6,000
Stock based compensation expense	24,000	15,000
Unrealized gain on interest rate swap	-	(7,000)
Recognition of deferred gain on sale of restaurant building	(6,000)	(6,000)
Gain on disposal of property and equipment	-	(9,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	16,000	34,000
Inventories	(24,000)	4,000
Deposits and other	5,000	7,000
(Decrease) increase in:
Accounts payable	(10,000)	(64,000)
Accrued liabilities and deferred income	83,000	34,000
Net cash used in operating activities	(26,000)	(128,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	-	305,000
Proceeds from sale leaseback transaction	1,377,000	-
Payments for the purchase of property and equipment	(1,482,000)	(70,000)
Payments received (loans made) to franchisees and to others	1,000	(6,000)
Net cash provided by (used in) investing activities	(104,000)	229,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred stock sale	1,500,000	-
Principal payments on notes payable and long-term debt	(1,020,000)	(169,000)
Distributions paid to non-controlling interests	(3,000)	(21,000)
Net cash provided by (used in) financing activities	477,000	(190,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	347,000	(89,000)

CASH AND CASH EQUIVALENTS, beginning of period	$ 616,000	$ 847,000

CASH AND CASH EQUIVALENTS, end of period	$ 963,000	$ 758,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 33,000	$ 48,000
Preferred dividends declared	$ 30,000	-
Non-cash purchase of property and equipment	$ 600,000	-

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the three  month period ended December 31, 2012. Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The condensed consolidated balance sheet as of September 30, 2012 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2012.

Commencing in 2011, the Company began analyzing it operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  During fiscal 2011 and 2012 the Company closed a total of four restaurants. The Company had minimal gains in connection with the sales of each of these restaurants and combined operating losses were approximately $27,000 in fiscal 2012. Prior to 2010 the Company evaluated operations at the restaurant level. In its reevaluation the Company determined that as most of the Company’s restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, it would be more appropriate to perform its analysis on a regional basis.

During the three month periods ended December 31, 2012 and 2011 the Company incurred expenses of $1,000 and $11,000, respectively, and has a remaining lease liability of $79,000 as of December 31, 2012, related to a restaurant that was closed prior to 2011 and was previously classified as discontinued operations. Due to the insignificance of the amounts, the Company has reclassified such amounts as other expense in operations and as other liabilities on the condensed consolidated balance sheet.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.

Recent Developments

On September 28, 2012, we closed on a private placement of 355,451 shares of Series C Convertible Preferred Stock to Small Island Investments Limited (“SII”) for an aggregate purchase price of $1,500,000 (or $4.22 per share), pursuant to the terms of the Securities Purchase Agreement between the Company and SII dated June 13, 2012 and supplemented on September 28, 2012 and October 16, 2012 (collectively, the “Purchase Agreement”).  SII remains obligated, under the Purchase Agreement, to close on the purchase of an additional 118,483 shares of Series C Convertible Preferred Stock, for the additional aggregate purchase price of $500,000 (or $4.22 per share), on or before March 31, 2013, at such time as the Company’s Board of Directors reasonably determines, with 45 days’ prior notice to SII, that the Company requires such funds to maintain the minimum stockholders’ equity required under NASDAQ Listing Rule 5550(b) for continued listing on The NASDAQ Capital Market.  Each share of Series C Convertible Preferred Stock is convertible at the option of the holder into two shares of Common Stock, subject to certain anti-dilution provisions.  The shares of Series C Convertible Preferred Stock will accrue dividends at the rate of 8.0% per annum of the original issue price of $4.22 per share, with such accrued dividends payable quarterly beginning in February 2013. In the event the Series C Convertible Preferred Stock has not been converted to Common Stock on or before March 28, 2014, thereafter (i) the rate of the accrued dividends shall increase to 15.0% per annum from March 28, 2014 until converted or redeemed by the Company, and (ii) the Company may upon the approval of a majority of the disinterested members of the Board of Directors redeem all or from time to time a portion of the Series C Convertible Preferred Stock by payment of its liquidation preference.  The shares of Series C Convertible Preferred Stock also have additional voting rights, restrictions and provisions as disclosed in our Proxy Statement filed on August 10, 2012.

At September 30, 2012 we classified $1,380,000 of net assets as held for sale in the accompanying consolidated balance sheet. The costs were related to a site in Firestone, Colorado which had been fully developed. On November 30, 2012 we completed a sale lease-back transaction on the property.  The net sale leaseback proceeds of $1,377,000 were used to reduce the PFGI II term loan by $765,000 and to increase our working capital.

On November 30, 2012 we purchased the real estate underlying an existing restaurant from our landlord for $760,000.  In connection with the real estate purchase we entered into a sale leaseback agreement that was completed on January 25, 2013 with net proceeds of $870,000.  The net proceeds were used to pay in full the remaining PFGI II term loan of $531,000 and to increase our working capital.

On December 31, 2012 we purchased a restaurant from a franchisee for total consideration of $1,256,000, including the real estate and operating business.  We paid $656,000 in cash and issued a short term note of $600,000.  We have entered into a sale leaseback agreement for the real estate that we expect will yield approximately $1,085,000 in net proceeds by March 31, 2013.

At December 31, 2012 we classified $1,888,000 of net assets as held for sale related to two sites discussed above, one in Wheat Ridge, Colorado and one in Thornton, Colorado.

In fiscal 2012 we sold two Company-operated restaurants and two franchise restaurants closed.  In December, 2012 two cobranded test restaurants with Taco Johns terminated their franchise agreements and the test is now limited to three franchised restaurants in Wyoming and North Dakota. We continue to evaluate the near term realizable asset value of each restaurant compared to its longer term cash flow value and we may choose to sell, sublease or close a limited number of additional lower performing restaurants in fiscal 2013 as we position the company for growth in new store development and reposition our stores away from trade areas that may have shifted demographically or from our current concept direction.  We will require additional capital sources to develop additional company-owned restaurants. We anticipate that the sale of a limited number of lower volume restaurants will improve our average unit sales, operating margins as a percentage of revenue and may provide cash resources for reinvestment into existing restaurants, new restaurant development and to increase our working capital.

Note 3.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during all years presented. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Our net loss for the three months ended December 31, 2012 and December 31, 2011 includes $24,000 and $15,000, respectively, of compensation costs related to our stock-based compensation arrangements.

On January 1, 2013 the Company granted 12,000 non-statutory stock options and 110,421 incentive stock options with exercise prices of $2.31.  The per-share weighted average fair value was $1.96 for both the non-statutory stock option grants and incentive stock option grants.

During the three months ended December 31, 2011, we granted 30,000 non-statutory stock options with an exercise price of $1.31 and a per-share weighted average fair value was $1.07.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	December 2011 Non-Statutory Stock Options	January 2013 Non-Statutory Stock Options	January 2013 Incentive Stock Options
Expected term (years)	7.5	7.1	6.5
Expected volatility	95.71%	105.96%	110.53%
Risk-free interest rate	1.47%	1.28%	1.13%
Expected dividends	0	0	0

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

A summary of stock option activity under our share-based compensation plan for the three months ended December 31, 2012 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	175,289	$ 6.18
Granted	-
Exercised	-
Forfeited	-
Expired	(3,857)	$ 8.10
Outstanding Dec 31, 2012	171,432	$ 6.14	6.2	$ 69,000

Exercisable Dec 31, 2012	118,200	$ 8.20	5.4	$ 29,000

As of December 31, 2012, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $238,000 and is expected to be recognized over a period of 3 years.

There were no stock options exercised during the three months ended December 31, 2012.

Note 4.

Comprehensive Income (Loss)

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions. The Company’s comprehensive loss is equal to its net loss.

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

Note 6.

Related Party Transactions

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC pursuant to which they will provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote Capital LLC.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote Capital LLC in fiscal 2012 and 2013 were $48,600 and $5,000, respectively, which are deferred and included in other assets.

Note 7.

Assets Held for Sale

At September 30, 2012 we classified $1,380,000 of net assets as held for sale related to a fully developed site in Firestone, Colorado. On November 30, 2012 we completed a sale lease-back transaction on the property. The net proceeds of $1,377,000 were used to pay down the PFGI II, LLC note payable by $765,000 and to increase our working capital.

At December 31, 2012 we classified $1,888,000 of net assets as held for sale related to two sites, one in Wheat Ridge, Colorado and one in Thornton, Colorado. On January 25, 2013 we completed a sale lease-back transaction on the Wheat Ridge property. The net proceeds of $870,000 were used to pay off the PFGI II, LLC note payable balance of $531,000 and to increase our working capital. We have entered into a sale leaseback agreement for the Thornton property that we expect will yield approximately $1,085,000 in net proceeds by March 31, 2013.

Note 8.

Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets

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

An analysis was performed on a restaurant by restaurant basis at December 31, 2012. Assumptions used in preparing expected cash flows were as follows:

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

Given the results of our impairment analysis at December 31, 2012 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Goodwill

The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of December 31, 2012, the Company had $96,000 of goodwill related to the purchase of a franchise operation on December 31, 2012.

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

Level 3:	Unobservable inputs that are not corroborated by observable market data.

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012:

Level 2:
Interest Rate Swap liability:

Balance at September 30, 2012	$ 7,000
Balance at December 31, 2012	$ 0
Net change	$ 7,000

The unrealized gains for the three month periods ending December 31, 2012 and December 31, 2011 of $0 and $7,000, respectively, are reported in the Condensed Consolidated Statement of Operations. We paid off the interest rate swap liability of $7,000 in October 2012.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2009 through 2012. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 31, 2012.

Note 11.

Non-controlling Interests

Non-controlling interests are presented as a separate item in the equity section of the condensed consolidated balance sheet. The amount of consolidated net income or loss attributable to non-controlling interests is presented on the face of the condensed consolidated statement of operations. Changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that do result in deconsolidation of a subsidiary require gain or loss recognition in net income based on the fair value on the deconsolidation date.

Note 12.

Subsequent Events

On January 25, 2013 we completed a sale lease-back transaction on a property in Wheat Ridge, Colorado. The net proceeds of $870,000 were used to pay in full the remaining PFGI II, LLC note payable of $531,000 and to increase our working capital.

Additionally, we have entered into a sale leaseback agreement for a property in Thornton, Colorado that we expect will yield approximately $1,085,000 in net proceeds by March 31, 2013. The proceeds will be used to pay off a short term seller note of $600,000 and to increase our working capital.

Note 13.

Recent Accounting Pronouncements

There are no current pronouncements that affect the Company.

Note 14.

 Stock Transactions

None.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company’s form 10-K for the fiscal year ended September 30, 2012.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources.  We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Restaurant Locations

We currently operate or franchise a total of thirty-nine Good Times restaurants, of which thirty-six are in Colorado, with thirty five in the Denver greater metropolitan area and one in Silverthorne. Three of these restaurants are “dual brand”, operated pursuant to a Dual Brand Test Agreement with Taco John’s International, of which there is one in North Dakota and two in Wyoming.

	Total	Denver, CO Greater Metro	Colorado, Other	Wyoming	North Dakota
Company-owned & Co-developed	25	24	1
Franchised	11	11
Dual brand franchised	3			2	1
	39	35	1	2	1

December 31:	2011	2012
Company-owned restaurants	17	17
Co-developed	7	7
Franchise operated restaurants	19	15
Total restaurants:	43	39

Fiscal 2012: In April 2012 a franchisee closed a restaurant in Colorado Springs, Colorado as part of our exit from that market. In July 2012 we sold one company-owned restaurant in Loveland, Colorado. In August we purchased a restaurant in Loveland, Colorado from the franchisee. We anticipate that franchisees may close one low volume franchised restaurant in fiscal 2013 and we may close one lower volume company operated restaurant, which would result in improved overall operating margins and more efficient allocation of overhead resources.

Fiscal 2013: In December 2012 a franchisee terminated its Good Times franchise agreement in the test dual brand concept and has stopped selling Good Times products at two Colorado locations. On December 31, 2012 we purchased a restaurant in Thornton, Colorado from the franchisee.

The following presents certain historical financial information of our operations.  This financial information includes results for the three month period ending December 31, 2012 and results for the three month period ending December 31, 2011.

Results of Operations

Overview

Same store sales increased 3.1% for fiscal 2012 which reflected the continuation of the positive momentum we experienced in fiscal 2011 when same store sales increased 6.2%. Same store sales were negatively impacted in the fourth quarter of fiscal 2012 by road construction and road closures at two of our restaurants.  Factoring out the sales declines at the two affected locations, our same store sales would have increased approximately 1.2% in the fourth quarter of fiscal 2012 which would have been the sixth consecutive quarter of same store sales increases. These sales increases have been accomplished with lower advertising expenditures as a percentage of sales as we have refocused our marketing expenditures to more on-site and trade area activities, including new menu boards, point of purchase materials and facility improvements.

In the first quarter of fiscal 2013 we implemented a new limited item breakfast menu that we anticipate will generate incremental sales and additional profitability during the fiscal year.  Consistent with our brand position of offering fresh, all natural, handcrafted products, we elected to come to market with authentic, Hatch Valley New Mexico green chile burritos at a price point of $2 each, which we believe is both an excellent value for our customer and is highly differentiated from any other offerings in the quick service restaurant category.   Because we do not offer a broad breakfast menu, we are highly labor efficient for that day part resulting in a relatively low breakeven point and the potential for higher incremental profitability. We anticipate market wide advertising for the new day part in fiscal 2013.

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

Net Revenues

Net revenues for the three months ended December 31, 2012 decreased $29,000 (.6%) to $4,817,000 from $4,846,000 for the three months ended December 31, 2011.

Same store restaurant sales increased 5.1% during the three months ended December 31, 2012 for the restaurants that were open for the full three month periods ending December 31, 2012 and December 31, 2011. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales decreased $341,000 due to two company-owned stores sold in fiscal 2012. Restaurant sales also decreased $14,000 due to one non-traditional company-owned restaurant and $49,000 due to one restaurant severely impacted by road closures, neither of which are included in same store restaurant sales. Breakfast was introduced system-wide in mid-November and December same store sales increased approximately 8.9% as a result.

Franchise revenues for the three months ended December 31, 2012 decreased $4,000 to $95,000 from $99,000 for the three months ended December 31, 2011 due to a decrease in franchise royalties. Same store Good Times franchise restaurant sales increased 2.3% during the three months ended December 31, 2012 for the franchise restaurants that were open for the full periods ending December 31, 2012 and December 31, 2011. Dual branded franchise restaurant sales decreased 13.2% during the three months ended December 31, 2012, compared to the same prior year period largely due to the closure of two restaurants in December of 2012.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 95.5% during the three months ended December 31, 2012 compared to 96.6% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

Three months ended December 31, 2011
Restaurant-level costs for the period ended December 31, 2011	96.6%
Decrease in food and packaging costs	(1.1%)
Increase in payroll and other employee benefit costs	1.3%
Decrease in occupancy and other operating costs	(1.2%)
Decrease in depreciation and amortization	(.1%)
Restaurant-level costs for the period ended December 31, 2012	95.5%

Food and Packaging Costs

For the three months ended December 31, 2012 our food and paper costs decreased $62,000 to $1,600,000 (33.9% of restaurant sales) from $1,662,000 (35% of restaurant sales) compared to the same prior year period. The three months ended December 31, 2012 includes $42,000 for vendor rebates and credits.

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

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2012 our payroll and other employee benefit costs increased $54,000 to $1,738,000 (36.8% of restaurant sales) from $1,684,000 (35.5% of restaurant sales) compared to the same prior year period. The increase is attributable to: 1) a net decrease of $69,000 in payroll and other employee benefits for the three months ending December 31, 2012 due to the sale of two company-owned restaurants in December of 2011 and July of 2012, which was partially offset by the purchase of a franchise owned restaurant in August 2012, and 2) an increase of $123,000 due to increased same store sales compared to the same prior year period, as well as additional costs for the implementation of our breakfast program.

Occupancy and Other Operating Costs

For the three months ended December 31, 2012 our occupancy and other operating costs decreased $64,000 to $969,000 (20.5% of restaurant sales) from $1,033,000 (21.8% of restaurant sales) compared to the same prior year period.

We experienced a $74,000 decrease in occupancy and other operating costs compared to the same prior year period due to the sale of two company-owned restaurants in December of 2011 and July of 2012, which was partially offset by the purchase of a franchise owned restaurant in August 2012.

Depreciation and Amortization

For the three months ended December 31, 2012, our depreciation and amortization decreased $6,000 to $202,000 (4.3% of restaurant sales) from $208,000 (4.4% of restaurant sales) compared to the same prior year period.

The decrease in depreciation and amortization for the three month period ended December 31, 2012 is attributable to an increase in amortization expense for loan fees related to the termination of the Wells Fargo Bank note in October 2012 offset by a decrease in depreciation expense related to restaurants sold in the prior fiscal year.

General and Administrative Costs

For the three months ended December 31, 2012, general and administrative costs increased $45,000 to $386,000 (8.0% of total revenues) from $341,000 (7.0% of total revenues) for the same prior year period. The increase was mainly attributable to increases in payroll and employee benefit costs and professional services.

Advertising Costs

For the three months ended December 31, 2012 advertising costs decreased $1,000 to $210,000 (4.4% of restaurant sales) from $211,000 (4.4% of restaurant sales) for the same prior year period.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales and the percentage contribution for fiscal 2012 remained the same as the prior year period.

Franchise Costs

For the three months ended December 31, 2012, franchise costs increased $1,000 to $15,000 (.3% of total revenues) from $14,000 (.3% of total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended December 31, 2012, our gain on the sale of assets decreased $9,000 to $3,000 from $15,000 for the same prior year period. The prior three month period ending December 31, 2011 included a gain of $9,000 related to the sale of one company-owned restaurant in December 2011.

Loss from Operations

We had a loss from operations of $297,000 in the three months ended December 31, 2012 compared to a loss from operations of $292,000 for the same prior year period.

The increase in loss from operations for the three month period is due primarily to the decrease in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Franchise Costs” and “Loss on Sales of Assets” sections of Item 2 above.

Net Loss

The net loss was $330,000 for the three months ended December 31, 2012 compared to a net loss of $350,000 for the same prior year period. The change from the three month period ended December 31, 2012 to December 31, 2011 was attributable to the increase in loss from operations for the three months ended December 31, 2011, offset by a decrease in net interest expense of $22,000 due to a decrease in our long term notes payable, compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital: As of December 31, 2012, we had a working capital excess of $486,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase if and when new Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2013 and beyond. We will require additional capital sources for the development of new restaurants. Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term distribution and location of restaurants.

Financing:

Wells Fargo Note Payable:  The balance of our loan from Wells Fargo Bank, N.A. (“Wells Fargo”) at September 30, 2012 was $232,000. We used a portion of the proceeds received by the Company from the sale of Series C Convertible Preferred Stock to SII to pay in full the outstanding balance, along with the associated interest rate swap with Wells Fargo in October, 2012.

PFGI II LLC Promissory Note: In July 2008, we borrowed $2,500,000 from PFGI II, LLC (“PFGI II”), an unrelated third party, and issued a promissory note in the principal amount of $2,500,000 to PFGI II (the “PFGI II Note”).  The PFGI II Note has subsequently been amended on several occasions. During 2012 and 2013, the interest rate on the note was 8.65%.  In April 2012 PFGI II agreed to extend the loan to December 31, 2013 on the existing note terms if a sale leaseback has not been completed on the Firestone property. The note balance at September 30, 2012 was $1,318,000. On November 30, 2012 we entered into a sale lease-back transaction on the Firestone property with net proceeds of $1,377,000 and we used $765,000 to pay down the PFGI II Note. The remaining balance of $541,000 was paid on January 25, 2013 from the proceeds of another sale leaseback transaction.

SII Investment Transaction: On September 28, 2012, we closed on an investment transaction with SII, in which the Company sold and issued to SII 355,451 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $1,500,000 (or $4.22 per share) pursuant to the Purchase Agreement, with each share of Series C Convertible Preferred Stock convertible at the option of the holder into two shares of our Common Stock, subject to certain anti-dilution adjustments.  As a result of this transaction, SII’s beneficial ownership interest in the Company increased to 60.9 percent.  The proceeds from this transaction were used to pay approximately $40,000 of expenses related to the transaction and to repay $232,000 to Wells Fargo, with the balance of the proceeds going to increase the Company’s working capital.

Capital Expenditures

We do not have any plans for any significant capital expenditures for the balance of fiscal 2013, other than normal recurring capital expenditures for existing restaurants and the possible exterior re-imaging and remodel of several company-owned restaurants. Additional commitments for the development of new restaurants in fiscal 2013 and beyond will depend on the Company’s sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash used in operating activities was $26,000 for the three months ended December 31, 2012. The net cash used in operating activities for the three months ended December 31, 2012 was the result of a net loss of ($330,000) as well as cash and non-cash reconciling items totaling $304,000 (comprised of depreciation and amortization of $202,000, stock-based compensation expense of $24,000, a deferred gain of $6,000, accretion of deferred rent of $8,000, an accrued expense increase of $83,000 and a net increase in other operating assets and liabilities of $7,000).

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

Net cash used in investing activities for the three months ended December 31, 2012 was $104,000 which reflects proceeds from a sale leaseback transaction of $1,377,000 offset by the purchase of a franchise restaurant for $656,000, the purchase of real estate underlying a company-owned restaurant for $763,000 and $63,000 for miscellaneous restaurant related capital expenditures.

Net cash provided by investing activities for the three months ended December 31, 2011 was $229,000 which reflects proceeds from the sale of property of $305,000, payments of $17,000 for miscellaneous restaurant related capital expenditures, payments of $53,000 for the completion of the installation of new menu boards and a $6,000 loan to a franchisee.

Net cash provided by financing activities for the three months ended December 31, 2012 was $477,000, which includes proceeds of $1,500,000 from the sale of preferred stock, principal payments on notes payable and long term debt of $1,020,000 and distributions to non-controlling interests of $3,000.

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

Subsequent Events

On January 25, 2013 we completed a sale lease-back transaction on a property in Wheat Ridge, Colorado. The net proceeds of $870,000 were used to pay in full the remaining PFGI II, LLC note payable of $531,000 and to increase our working capital.

Additionally, we have entered into a sale leaseback agreement for a property in Thornton, Colorado that we expect will yield approximately $1,085,000 in net proceeds by March 31, 2013. The proceeds will be used to pay off a short term seller note of $600,000 and to increase our working capital.

Impact of Inflation

In fiscal 2012 our weighted food and packaging costs decreased slightly.  The total menu price increases taken during fiscal 2012 were 1.6%, all of which were taken in the last five months of the fiscal year. We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2013.  However, we anticipate our food and packaging costs as a percentage of sales will remain consistent with fiscal 2012 in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications. We are planning moderate price increases in fiscal 2013, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

Seasonality

Revenues of the Company are subject to seasonal fluctuation based primarily on weather conditions adversely affecting restaurant sales in December, January, February and March.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on form 10Q, the Company’s Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: February 14, 2013
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller