Form 10-Q
period 2013-03-31
GOOD TIMES RESTAURANTS INC
filed 2013-05-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May15, 2013, there were 2,726,214 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 31, 2013

PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$ 1,413,000	$ 616,000
Preferred stock sale receivable	-	1,500,000
Assets held for sale	-	1,380,000
Receivables, net of allowance for doubtful accounts of $0	134,000	145,000
Prepaid expenses and other	319,000	53,000
Inventories	179,000	159,000
Notes receivable	2,000	5,000
Total current assets	2,047,000	3,858,000
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	4,710,000	4,887,000
Leasehold improvements	3,211,000	3,241,000
Fixtures and equipment	7,562,000	7,369,000
	15,483,000	15,497,000
Less accumulated depreciation and amortization	(12,573,000)	(12,415,000)
	2,910,000	3,082,000
OTHER ASSETS:
Notes receivable, net of current portion	15,000	15,000
Goodwill	96,000	-
Deposits and other assets	15,000	106,000
	126,000	121,000
TOTAL ASSETS	$ 5,083,000	$ 7,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations, net of discount of $0 and $7,000, respectively	$ 41,000	$ 1,586,000
Accounts payable	610,000	493,000
Deferred income	30,000	75,000
Other accrued liabilities	1,042,000	856,000
Total current liabilities	1,723,000	3,010,000
LONG-TERM LIABILITIES:
Capital lease obligations due after one year	88,000	102,000
Long-term debt due after one year	29,000	37,000
Deferred and other liabilities	653,000	652,000
Total long-term liabilities	770,000	791,000

STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, 355,451 issued and outstanding as of March 31, 2013 and September 30, 2012 (liquidation preference $1,500,000)	1,000	1,000
Common stock, $.001 par value; 50,000,000 shares authorized, 2,726,214 shares issued and outstanding as of March 31, 2013 and September 30, 2012	3,000	3,000
Capital contributed in excess of par value	21,558,000	21,510,000
Accumulated deficit	(19,182,000)	(18,457,000)
Total Good Times Restaurants Inc stockholders' equity	2,380,000	3,057,000
Non-controlling interest in partnerships	210,000	203,000
Total stockholders’ equity	2,590,000	3,260,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,083,000	$ 7,061,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
NET REVENUES:
Restaurant sales	$ 4,977,000	$ 4,469,000	$ 9,698,000	$ 9,216,000
Franchise royalties	78,000	101,000	173,000	200,000
Total net revenues	5,055,000	4,570,000	9,871,000	9,416,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,753,000	1,551,000	3,354,000	3,213,000
Payroll and other employee benefit costs	1,842,000	1,624,000	3,579,000	3,307,000
Restaurant occupancy and other operating costs	1,062,000	964,000	2,030,000	1,999,000
Depreciation and amortization	167,000	199,000	369,000	406,000
Total restaurant operating costs	4,824,000	4,338,000	9,332,000	8,925,000

General and administrative costs	396,000	352,000	782,000	694,000
Advertising costs	218,000	222,000	428,000	433,000
Franchise costs	16,000	14,000	31,000	28,000
Gain on restaurant asset sale	(74,000)	(6,000)	(80,000)	(21,000)
Loss From Operations	(325,000)	(350,000)	(622,000)	(643,000)

Other Income (Expenses):
Interest expense, net	(11,000)	(50,000)	(42,000)	(104,000)
Other income (expense)	(1,000)	(1,000)	(2,000)	(12,000)
Unrealized income on interest rate swap	-	5,000	-	12,000
Total other expenses, net	(12,000)	(46,000)	(44,000)	(104,000)
NET LOSS	($337,000)	($396,000)	($666,000)	($747,000)
Income attributable to non-controlling interests	12,000	1,000	2,000	(16,000)
NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	($325,000)	($395,000)	($664,000)	($763,000)
Preferred stock dividends	(30,000)	-	(60,000)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	($355,000)	($395,000)	($724,000)	($763,000)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	($.13)	($.14)	($.27)	($.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	2,726,214	2,726,214	2,726,214	2,726,214

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($666,000)	($747,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369,000	406,000
Accretion of deferred rent	19,000	-
Amortization of debt issuance costs	6,000	13,000
Stock based compensation expense	49,000	31,000
Unrealized gain on interest rate swap	-	(12,000)
Recognition of deferred gain on sale of restaurant building	(12,000)	(12,000)
Gain on disposal of property and equipment	(68,000)	(9,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(32,000)	19,000
Inventories	(20,000)	8,000
Deposits and other	(71,000)	(3,000)
(Decrease) increase in:
Accounts payable	117,000	(7,000)
Accrued liabilities and deferred income	(22,000)	137,000
Net cash used in operating activities	(331,000)	(176,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	-	305,000
Proceeds from sale leaseback transaction	3,329,000	-
Payments for the purchase of property and equipment	(2,140,000)	(120,000)
Payments received (loans made) to franchisees and to others	3,000	(15,000)
Net cash provided by investing activities	1,192,000	170,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred stock sale	1,499,000	-
Principal payments on notes payable and long-term debt	(1,571,000)	(231,000)
Net distributions paid to non-controlling interests	8,000	(24,000)
Net cash used in financing activities	(64,000)	(255,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	797,000	(261,000)

CASH AND CASH EQUIVALENTS, beginning of period	$ 616,000	$ 847,000

CASH AND CASH EQUIVALENTS, end of period	$ 1,413,000	$ 586,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 48,000	$ 92,000
Preferred dividends declared	$ 60,000	-

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2013 and the results of its operations and its cash flows for the three and six  month periods ended March 31, 2013. Operating results for the three and six month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The condensed consolidated balance sheet as of September 30, 2012 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2012.

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

During the six month periods ended March 31, 2013 and 2012 the Company incurred expenses of $2,000 and $12,000, respectively, and has a remaining lease liability of $75,000 as of March 31, 2013, related to a restaurant that was closed prior to 2011 and was previously classified as discontinued operations. Due to the insignificance of the amounts, the Company has reclassified such amounts as other expense in operations and as other liabilities on the condensed consolidated balance sheet.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.

Recent Developments

On April 26, 2013 we filed an S1 Registration Statement with the Securities and Exchange Commission for the sale of units consisting of one share of common stock and one warrant, with each warrant being exercisable for one-half share of common stock.

As previously disclosed in the Company’s current report on Form 8-K filed April 15, 2013, on April 9, 2013, we entered into a series of agreements with Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”), and Bad Daddy’s Franchise Development, LLC, a North Carolina limited liability company (“BDFD”), to acquire the exclusive development rights for Bad Daddy’s Burger Bar restaurants in Colorado, additional restaurant development rights for Arizona and Kansas, and a 48% voting ownership interest in the franchisor entity, BDFD (collectively, the “Bad Daddy’s Transaction”).

Additionally, in April 2013, we executed a Subscription Agreement for the purchase of 4,800 Class A Units of BDFD, representing a 48% voting membership interest in BDFD, for the aggregate subscription price of $750,000.  The subscription price is payable in two equal installments, the first $375,000 installment was paid on the date of execution of the Subscription Agreement, and the remaining $375,000 installment will be due on or before the six month anniversary of the date of execution of the Subscription Agreement.

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

On December 31, 2012 we purchased a restaurant from a franchisee for total consideration of $1,256,000, including the real estate and operating business.  We paid $656,000 in cash and issued a short term note of $600,000.  We completed a sale leaseback transaction on March 1, 2013 for the real estate with net proceeds of $1,085,000. The net proceeds were used to pay in full the $600,000 short term note and to increase our working capital.

On May 1, 2013 we purchased a restaurant in Castle Rock, Colorado from a franchisee for total consideration of approximately $75,000, including the leasehold improvements, equipment and operating business.

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

Our net loss for the six months ended March 31, 2013 and March 31, 2012 includes $49,000 and $31,000, respectively, of compensation costs related to our stock-based compensation arrangements.

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

A summary of stock option activity under our share-based compensation plan for the six months ended March 31, 2013 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	175,289	$ 6.18
Granted	122,421	$ 2.31
Exercised	-
Forfeited	-
Expired	(3,857)	$ 8.10
Outstanding Mar 31, 2013	293,853	$ 4.54	7.5	$ 181,000

Exercisable Mar 31, 2013	130,200	$ 7.65	5.6	$ 53,000

As of March 31, 2013, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $213,000 and is expected to be recognized over a period of 2.75 years.

There were no stock options exercised during the six months ended March 31, 2013.

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

Note 6.

Related Party Transactions

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC pursuant to which they provided the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote Capital LLC.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote Capital LLC in fiscal 2012 and 2013 were $48,600 and $5,000, respectively, which are deferred and included in other current assets.

Note 7.

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

An analysis was performed on a restaurant by restaurant basis at March 31, 2013. Assumptions used in preparing expected cash flows were as follows:

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

Given the results of our impairment analysis at March 31, 2013 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Goodwill

The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of March 31, 2013, the Company had $96,000 of goodwill related to the purchase of a franchise operation on December 31, 2012.

Note 8.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2009 through 2012. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 31, 2013.

Note 9.

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

Note 10.

Subsequent Events

On April 26, 2013 we filed an S1 Registration Statement with the Securities and Exchange Commission for the sale of units consisting of one share of common stock and one warrant, with each warrant being exercisable for one-half share of common stock.

As previously disclosed in the Company’s current report on Form 8-K filed April 15, 2013, on April 9, 2013, we entered into a series of agreements with Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”), and Bad Daddy’s Franchise Development, LLC, a North Carolina limited liability company (“BDFD”), to acquire the exclusive development rights for Bad Daddy’s Burger Bar restaurants in Colorado, additional restaurant development rights for Arizona and Kansas, and a 48% voting ownership interest in the franchisor entity, BDFD (collectively, the “Bad Daddy’s Transaction”).

Additionally, in April 2013, we executed a Subscription Agreement for the purchase of 4,800 Class A Units of BDFD, representing a 48% voting membership interest in BDFD, for the aggregate subscription price of $750,000.  The subscription price is payable in two equal installments, the first $375,000 installment on the date of execution of the Subscription Agreement, and the remaining $375,000 installment on or before the six month anniversary of the date of execution of the Subscription Agreement.

On May 1, 2013 we purchased a restaurant in Castle Rock, Colorado from a franchisee for total consideration of approximately $75,000, including the leasehold improvements, equipment and operating business.

Note 11.

Recent Accounting Pronouncements

There are no current pronouncements that affect the Company.

Note 12.

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources.  We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and to the “Risk Factors” section of our Form S1 filing dated April 26, 2013.

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

	Total	Denver, CO Greater Metro	Colorado, Other	Wyoming	North Dakota
Company-owned & Co-developed	26	25	1
Franchised	10	10
Dual brand franchised	3			2	1
	39	35	1	2	1

	As of March 31,
	2013	2012
Company-owned restaurants	18	17
Co-developed	7	7
Franchise operated restaurants	14	19
Total restaurants:	39	43

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

Fiscal 2013: In December 2012 a franchisee terminated its Good Times franchise agreement in the test dual brand concept and has stopped selling Good Times products at two Colorado locations. On December 31, 2012 we purchased a restaurant in Thornton, Colorado from the franchisee, and on May 1, 2013 we purchased a restaurant in Castle Rock, Colorado from the franchisee.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and six month periods ending March 31, 2013 and results for the three and six month periods ending March 31, 2012.

Results of Operations

Overview

Same store sales increased 3.1% for fiscal 2012, and have increased 6% in the first six months of fiscal 2013. This reflected the continuation of the positive momentum we experienced in fiscal 2011 when same store sales increased 6.2%. Same store sales were negatively impacted in the fourth quarter of fiscal 2012 by road construction and road closures at two of our restaurants.  Factoring out the sales declines at the two affected locations, our same store sales would have increased approximately 1.2% in the fourth quarter of fiscal 2012 which would have been the ninth consecutive quarter of same store sales increases. These sales increases have been accomplished with lower advertising expenditures as a percentage of sales as we have refocused our marketing expenditures to more on-site and trade area activities, including new menu boards, point of purchase materials and facility improvements.

In the first quarter of fiscal 2013 we implemented a new limited item breakfast menu that we anticipate will generate incremental sales and additional profitability during the fiscal year.  Consistent with our brand position of offering fresh, all natural, handcrafted products, we elected to come to market with authentic, Hatch Valley New Mexico green chile burritos at a price point of $2 each, which we believe is both an excellent value for our customer and is highly differentiated from any other offerings in the quick service restaurant category.   Because we do not offer a broad breakfast menu, we are highly labor efficient for that day part resulting in a relatively low breakeven point and the potential for higher incremental profitability. We anticipate market wide advertising for the new day part later in fiscal 2013.

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

Net Revenues

Net revenues for the three months ended March 31, 2013 increased $485,000 or 10.6% to $5,055,000 from $4,570,000 for the three months ended March 31, 2012.

Same store restaurant sales increased 7% during the three months ended March 31, 2013 for the restaurants that were open for the full three month periods ending March 31, 2013 and March 31, 2012. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales decreased $182,000 due to one company-owned store sold in fiscal 2012. Restaurant sales also increased $16,000 due to one non-traditional company-owned restaurant and decreased $40,000 due to one restaurant severely impacted by road closures, neither of which are included in same store restaurant sales. Breakfast was introduced system-wide in mid-November and same store sales for the three months ended March 31, 2013 increased approximately 8.7% as a result.

Franchise revenues for the three months ended March 31, 2013 decreased $23,000 to $78,000 from $101,000 for the three months ended March 31, 2012 due to a decrease in franchise royalties. Same store Good Times franchise restaurant sales increased 4.5% during the three months ended March 31, 2013 for the franchise restaurants that were open for the full periods ending March 31, 2013 and March 31, 2012. Dual branded franchise restaurant sales decreased 39% during the three months ended March 31, 2013, compared to the same prior year period largely due to the closure of two restaurants in December of 2012.

Net revenues for the six months ended March 31, 2013 increased $455,000 or 4.8% to $9,871,000 from $9,416,000 for the six months ended March 31, 2012.

Same store restaurant sales increased 6% during the six months ended March 31, 2013 for the restaurants that were open for the full six month periods ending March 31, 2013 and March 31, 2012. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales decreased $524,000 due to two company-owned stores sold in fiscal 2012. Restaurant sales also increased $10,000 due to one non-traditional company-owned restaurant and decreased $90,000 due to one restaurant severely impacted by road closures, neither of which are included in same store restaurant sales.

Franchise revenues for the six months ended March 31, 2013 decreased $27,000 to $173,000 from $200,000 for the six months ended March 31, 2012 due to a decrease in franchise royalties. Same store Good Times franchise restaurant sales increased 3.7% during the six months ended March 31, 2013 for the franchise restaurants that were open for the full periods ending March 31, 2013 and March 31, 2012. Dual branded franchise restaurant sales decreased 26.3% during the six months ended March 31, 2013, compared to the same prior year period largely due to the closure of two restaurants in December of 2012.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 96.9% during the three months ended March 31, 2013 compared to 97.1% in the same prior year period and were 96.2% during the six months ended March 31, 2013 compared to 96.8% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three months ended March 31, 2013	Six Months Ended March 31, 2013
Restaurant-level costs for the period ended March 31, 2012	97.1%	96.8%
Increase (decrease) in food and packaging costs	.5%	(.3%)
Increase in payroll and other employee benefit costs	.7%	1.0%
Decrease in occupancy and other operating costs	(.3%)	(.7%)
Decrease in depreciation and amortization	(1.1%)	(.6%)
Restaurant-level costs for the period ended March 31, 2013	96.9%	96.2%

Food and Packaging Costs

For the three months ended March 31, 2013 our food and paper costs increased $202,000 to $1,753,000 (35.2% of restaurant sales) from $1,551,000 (34.7% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2013 our food and paper costs increased $141,000 to $3,354,000 (34.6% of restaurant sales) from $3,213,000 (34.9% of restaurant sales) compared to the same prior year period. The six months ended March 31, 2013 includes approximately $49,000 for vendor rebates and credits.

For the three months ended March 31, 2013 food and paper costs increased as a percentage of restaurant sales compared to the same prior year period primarily due to increased discounting of our breakfast menu items during the introduction in November 2012 through February 2013. In fiscal 2012 our weighted food and packaging costs decreased slightly.  The total menu price increases taken during fiscal 2012 were 1.6%, all of which were taken in the last five months of the fiscal year. We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2013.  However, we anticipate our food and packaging costs as a percentage of sales will remain consistent with fiscal 2012 in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2013 our payroll and other employee benefit costs increased $218,000 to $1,842,000 (37% of restaurant sales) from $1,624,000 (36.3% of restaurant sales) compared to the same prior year period. The increase is attributable to a net decrease of $80,000 in payroll and other employee benefits for the three months ending March 31, 2013  due to the sale of one company-owned restaurant in July of 2012, offset by: 1) an increase of $139,000 in payroll and other employee benefits for the three months ending March 31, 2013 due  to the purchase of two franchise owned restaurants in August 2012 and January 2013, and 2) an increase of $159,000 due to increased same store sales compared to the same prior year period, as well as additional costs for the implementation of our breakfast program.

For the six months ended March 31, 2013 our payroll and other employee benefit costs increased $272,000 to $3,579,000 (36.9% of restaurant sales) from $3,307,000 (35.9% of restaurant sales) compared to the same prior year period. The increase is attributable to a net decrease of $212,000 in payroll and other employee benefits for the three months ending March 31, 2103  due to the sale of two company-owned restaurants in December of 2011, offset by: 1) an increase of $202,000 in payroll and other employee benefits for the three months ending March 31, 2013 due  to the purchase of two franchise owned restaurants in August 2012 and January 2013, and 2) an increase of $282,000 due to increased same store sales compared to the same prior year period, as well as additional costs for the implementation of our breakfast program.

Occupancy and Other Operating Costs

For the three months ended March 31, 2013 our occupancy and other operating costs increased $98,000 to $1,062,000 (21.3% of restaurant sales) from $964,000 (21.6% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2013 our occupancy and other operating costs increased $31,000 to $2,030,000 (20.9% of restaurant sales) from $1,999,000 (21.7% of restaurant sales) compared to the same prior year period.

The increase in both the three and six month periods ending March 31, 2013 are attributable to increases in rent, property taxes, utilities, restaurant repairs and bank credit card fees compared to the same prior year periods.

Depreciation and Amortization

For the three months ended March 31, 2013, our depreciation and amortization decreased $32,000 to $167,000 (3.4% of restaurant sales) from $199,000 (4.5% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2013, our depreciation and amortization decreased $37,000 to $369,000 (3.8% of restaurant sales) from $406,000 (4.4% of restaurant sales) compared to the same prior year period.

The decrease in depreciation and amortization for the three and six month periods ended March 31, 2013 is attributable to a decrease in depreciation expense related to restaurants sold in the prior fiscal year as well as two sale leaseback transactions entered into in the current fiscal year. The decrease was offset by an increase in amortization expense for loan fees related to the termination of the Wells Fargo Bank note in October 2012.

General and Administrative Costs

For the three months ended March 31, 2013, general and administrative costs increased $44,000 to $396,000 (7.8% of total revenues) from $352,000 (7.7% of total revenues) for the same prior year period.

For the six months ended March 31, 2013, general and administrative costs increased $88,000 to $782,000 (7.9% of total revenues) from $694,000 (7.4% of total revenues) for the same prior year period.

The increase for the three and six month periods ended March 31, 2103 was mainly attributable to increases in payroll and employee benefit costs offset by decreases in professional services and travel costs.

Advertising Costs

For the three months ended March 31, 2013 advertising costs decreased $4,000 to $218,000 (4.4% of restaurant sales) from $222,000 (5% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2013 advertising costs decreased $5,000 to $428,000 (4.4% of restaurant sales) from $433,000 (4.7% of restaurant sales) for the same prior year period.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of restaurant sales and the percentage contribution for fiscal 2013 is slightly lower than the same prior year period.

Franchise Costs

For the three months ended March 31, 2013, franchise costs increased $2,000 to $16,000 (.3% of total revenues) from $14,000 (.3% of total revenues) for the same prior year period.

For the six months ended March 31, 2013, franchise costs increased $3,000 to $31,000 (.3% of total revenues) from $28,000 (.3% of total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended March 31, 2013, our gain on the sale of assets increased $68,000 to $74,000 from $6,000 for the same prior year period.

For the six months ended March 31, 2013, our gain on the sale of assets increased $59,000 to $80,000 from $21,000 for the same prior year period.

The current three and six month periods ending March 31, 2013 includes a gain of $67,000 related to a sale leaseback transaction completed in January 2013.

Loss from Operations

We had a loss from operations of $325,000 in the three months ended March 31, 2013 compared to a loss from operations of $350,000 for the same prior year period.

We had a loss from operations of $622,000 in the six months ended March 31, 2013 compared to a loss from operations of $643,000 for the same prior year period.

The decrease in loss from operations for the three and six month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Franchise Costs” and “Loss on Sales of Assets” sections of Item 2 above.

Net Loss

The net loss was $337,000 for the three months ended March 31, 2013 compared to a net loss of $396,000 for the same prior year period.

The net loss was $666,000 for the six months ended March 31, 2013 compared to a net loss of $747,000 for the same prior year period.

The change from the three and six month periods ended March 31, 2013 to March 31, 2012 was attributable to the decrease in our loss from operations for the three and six month periods ended March 31, 2013, as well as a decrease in net interest expense related to the decrease in our long term notes payable, compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital: As of March 31, 2013, we had a working capital excess of $324,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase if and when new Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2013 and beyond. We will require additional capital sources for the development of new restaurants. Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term distribution and location of restaurants.

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

SII Investment Transaction: On September 28, 2012, we closed on an investment transaction with SII, in which the Company sold and issued to SII 355,451 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $1,500,000 (or $4.22 per share) pursuant to the Purchase Agreement, with each share of Series C Convertible Preferred Stock convertible at the option of the holder into two shares of our Common Stock, subject to certain anti-dilution adjustments.  As a result of this transaction, SII’s beneficial ownership interest in the Company has increased to 61 percent.  The proceeds from this transaction were used to pay approximately $40,000 of expenses related to the transaction and to repay $232,000 to Wells Fargo, with the balance of the proceeds going to increase the Company’s working capital.

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

Cash Flows

Net cash used in operating activities was $331,000 for the six months ended March 31, 2013. The net cash used in operating activities for the six months ended March 31, 2013 was the result of a net loss of $666,000 as well as cash and non-cash reconciling items totaling $335,000 (comprised of depreciation and amortization of $369,000, stock-based compensation expense of $49,000, a gain on sale of assets of $80,000, accretion of deferred rent of $19,000, an accrued expense increase of $148,000, an increase in accounts payable of $117,000, an increase in prepaid expenses and receivables of  $103,000 and a net increase in other operating assets and liabilities of $184,000).

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

Net cash provided by investing activities for the six months ended March 31, 2013 was $1,192,000 which reflects proceeds from sale leaseback transactions of $3,329,000 offset by the purchase of a franchise restaurant for $1,256,000, the purchase of real estate underlying a company-owned restaurant for $763,000 and $121,000 for miscellaneous restaurant related capital expenditures.

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

Net cash used in financing activities for the six months ended March 31, 2013 was $64,000, which includes net proceeds of $1,499,000 from the sale of preferred stock, net principal payments on notes payable, long term debt and capital leases of $1,571,000 and receivables from non-controlling interests of $8,000.

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

Subsequent Events

On April 26, 2013 we filed an S1 Registration Statement with the Securities and Exchange Commission for the sale of units consisting of one share of common stock and one warrant, with each warrant being exercisable for one-half share of common stock.

As previously disclosed in the Company’s current report on Form 8-K filed April 15, 2013, on April 9, 2013, we entered into a series of agreements with Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”), and Bad Daddy’s Franchise Development, LLC, a North Carolina limited liability company (“BDFD”), to acquire the exclusive development rights for Bad Daddy’s Burger Bar restaurants in Colorado, additional restaurant development rights for Arizona and Kansas, and a 48% voting ownership interest in the franchisor entity, BDFD (collectively, the “Bad Daddy’s Transaction”).

Additionally, in April 2013, we executed a Subscription Agreement for the purchase of 4,800 Class A Units of BDFD, representing a 48% voting membership interest in BDFD, for the aggregate subscription price of $750,000.  The subscription price is payable in two equal installments, the first $375,000 installment on the date of execution of the Subscription Agreement, and the remaining $375,000 installment on or before the six month anniversary of the date of execution of the Subscription Agreement.

On May 1, 2013 we purchased a restaurant in Castle Rock, Colorado from a franchisee for total consideration of approximately $75,000, including the leasehold improvements, equipment and operating business.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: May 15, 2013
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller