Form 10-Q
period 2013-06-30
GOOD TIMES RESTAURANTS INC
filed 2013-08-12
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August12, 2013, there were 2,726,214 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended June 30, 2013

PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$ 1,324,000	$ 616,000
Preferred stock sale receivable	0	1,500,000
Assets held for sale	0	1,380,000
Receivables, net of allowance for doubtful accounts of $0	71,000	145,000
Prepaid expenses and other	381,000	53,000
Inventories	190,000	159,000
Notes receivable	0	5,000
Total current assets	1,966,000	3,858,000
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	4,719,000	4,887,000
Leasehold improvements	3,224,000	3,241,000
Fixtures and equipment	7,662,000	7,369,000
	15,605,000	15,497,000
Less accumulated depreciation and amortization	(12,716,000)	(12,415,000)
	2,889,000	3,082,000
OTHER ASSETS:
Notes receivable, net of current portion	15,000	15,000
Investment in affiliate	352,000	0
Goodwill	96,000	0
Deposits and other assets	17,000	106,000
	480,000	121,000
TOTAL ASSETS	$ 5,335,000	$ 7,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations, net of discount of $0 and $7,000, respectively	$ 44,000	$ 1,586,000
Accounts payable	728,000	493,000
Deferred income	105,000	75,000
Other accrued liabilities	971,000	856,000
Total current liabilities	1,848,000	3,010,000
LONG-TERM LIABILITIES:
Capital lease obligations due after one year	80,000	102,000
Long-term debt due after one year	25,000	37,000
Deferred and other liabilities	653,000	652,000
Total long-term liabilities	758,000	791,000

STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 355,451 issued and outstanding as of June 30, 2013 and September 30, 2012 (liquidation preference $1,500,000)	3,000	3,000
Common stock, $.001 par value; 50,000,000 shares authorized, 2,726,214 shares issued and outstanding as of June 30, 2013 and September 30, 2012	3,000	3,000
Capital contributed in excess of par value	21,580,000	21,508,000
Accumulated deficit	(19,071,000)	(18,457,000)
Total Good Times Restaurants Inc stockholders' equity	2,515,000	3,057,000
Non-controlling interest in partnerships	214,000	203,000
Total stockholders’ equity	2,729,000	3,260,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,335,000	$ 7,061,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
NET REVENUES:
Restaurant sales	$ 6,394,000	$ 5,123,000	$ 16,092,000	$ 14,339,000
Franchise royalties	93,000	125,000	266,000	325,000
Total net revenues	6,487,000	5,248,000	16,358,000	14,664,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	2,149,000	1,748,000	5,503,000	4,961,000
Payroll and other employee benefit costs	2,104,000	1,685,000	5,683,000	4,992,000
Restaurant occupancy and other operating costs	1,126,000	984,000	3,156,000	2,982,000
Preopening costs	29,000	0	29,000	0
Depreciation and amortization	169,000	201,000	537,000	607,000
Total restaurant operating costs	5,577,000	4,618,000	14,908,000	13,542,000

General and administrative costs	390,000	333,000	1,171,000	1,027,000
Advertising costs	275,000	205,000	704,000	638,000
Franchise costs	17,000	14,000	48,000	42,000
Gain on restaurant asset sale	(6,000)	(6,000)	(86,000)	(27,000)
Income (loss) From Operations	234,000	84,000	(387,000)	(558,000)

Other Income (Expenses):
Interest expense, net	(2,000)	(50,000)	(45,000)	(154,000)
Affiliate investment loss	(23,000)	0	(23,000)	0
Other income (expense)	(1,000)	(1,000)	(4,000)	(14,000)
Unrealized income on interest rate swap	0	4,000	0	16,000
Total other expenses, net	(26,000)	(47,000)	(72,000)	(152,000)
NET INCOME (LOSS)	$ 208,000	$ 37,000	($459,000)	($710,000)
Income attributable to non-controlling interests	(67,000)	(50,000)	(65,000)	(66,000)
NET INCOME (LOSS) ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	$ 141,000	($13,000)	($524,000)	($776,000)
Preferred stock dividends	(30,000)	0	(90,000)	0
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ 111,000	($13,000)	($614,000)	($776,000)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss) attributable to Common Shareholders	$ .04	$ .00	($.23)	($.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,726,214	2,726,214	2,726,214	2,726,214
Diluted	2,800,823	N/A	N/A	N/A

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($459,000)	($710,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537,000	607,000
Accretion of deferred rent	30,000	0
Amortization of debt issuance costs	6,000	19,000
Stock based compensation expense	73,000	49,000
Unrealized gain on interest rate swap	0	(16,000)
Affiliate investment loss	23,000	0
Recognition of deferred gain on sale of restaurant building	(18,000)	(18,000)
Gain on disposal of property and equipment	(68,000)	(9,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	30,000	9,000
Inventories	(31,000)	13,000
Deposits and other	(229,000)	(5,000)
(Decrease) increase in:
Accounts payable	235,000	3,000
Accrued liabilities and deferred income	44,000	(5,000)
Net cash provided by (used in) operating activities	173,000	(63,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of fixed assets	0	305,000
Investment in affiliate	(375,000)	0
Proceeds from sale leaseback transactions	3,329,000	0
Payments for the purchase of property and equipment	(2,287,000)	(148,000)
Payments received (loans made) to franchisees and to others	5,000	(8,000)
Net cash provided by investing activities	672,000	149,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred stock sale	1,499,000	0
Principal payments on notes payable and long-term debt	(1,582,000)	(287,000)
Net distributions paid to non-controlling interests	(54,000)	(77,000)
Net cash used in financing activities	(137,000)	(364,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	708,000	(278,000)

CASH AND CASH EQUIVALENTS, beginning of period	$ 616,000	$ 847,000

CASH AND CASH EQUIVALENTS, end of period	$ 1,324,000	$ 569,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 51,000	$ 138,000
Purchase of equipment with debt	$ 0	$ 31,000
Preferred dividends declared	$ 90,000	0

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2013 and the results of its operations and its cash flows for the three and six  month periods ended June 30, 2013. Operating results for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013. The condensed consolidated balance sheet as of September 30, 2012 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2012.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc and its wholly-owned subsidiaries, Good Times Drive Thru Inc and BD of Colorado, LLC, as of June 30, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Commencing in 2011, the Company began analyzing its operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  During fiscal 2011 and 2012 the Company closed a total of four restaurants. The Company had minimal gains in connection with the sales of each of these restaurants and combined operating losses were approximately $158,000 in fiscal 2012. Prior to 2010 the Company evaluated operations at the restaurant level. In its reevaluation the Company determined that as most of the Company’s restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, it would be more appropriate to perform its analysis on a regional basis.

During the nine month periods ended June 30, 2013 and 2012 the Company incurred expenses of $4,000 and $14,000, respectively, and has a remaining lease liability of $72,000 as of June 30, 2013, related to a restaurant that was closed prior to 2011 and was previously classified as discontinued operations. Due to the insignificance of the amounts, the Company has reclassified such amounts as other expense in operations and as other liabilities on the condensed consolidated balance sheet.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.

Recent Developments

On April 26, 2013 we filed an initial S1 Registration Statement with the Securities and Exchange Commission for the sale of shares of common stock and corresponding warrants. The shares being sold in the secondary public offering will be registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company's registration statement on Form S-1 (File No. 333-188183).

On May 1, 2013 we purchased a restaurant in Castle Rock, Colorado from a franchisee for total consideration of approximately $75,000, including the leasehold improvements, equipment and operating business.

As previously disclosed in the Company’s current report on Form 8-K filed April 15, 2013, on April 9, 2013, we entered into a series of agreements with Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”), and Bad Daddy’s Franchise Development, LLC, a North Carolina limited liability company (“BDFD”), to acquire the exclusive development rights for Bad Daddy’s Burger Bar restaurants in Colorado, additional restaurant development rights for Arizona and Kansas, and a 48% voting ownership interest in the franchisor entity, BDFD (collectively, the “Bad Daddy’s Transaction”). Subsequently in April 2013 we formed a limited liability company, BD of Colorado, LLC, for the purpose of developing and operating the franchised Bad Daddy’s Burger Bar restaurants. Good Times Restaurants Inc is the sole member of the limited liability company and its operations are included in the condensed consolidated financial statements included herein.

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

On September 28, 2012, we closed on a private placement of 355,451 shares of Series C Convertible Preferred Stock to Small Island Investments Limited (“SII”) for an aggregate purchase price of $1,500,000 (or $4.22 per share), pursuant to the terms of the Securities Purchase Agreement between the Company and SII dated June 13, 2012 and supplemented on September 28, 2012 and October 16, 2012 (collectively, the “Purchase Agreement”).  SII remains obligated, under the Purchase Agreement, to close on the purchase of an additional 118,483 shares of Series C Convertible Preferred Stock, for the additional aggregate purchase price of $500,000 (or $4.22 per share), on or before June 30, 2013, at such time as the Company’s Board of Directors reasonably determines, with 45 days’ prior notice to SII, that the Company requires such funds to maintain the minimum stockholders’ equity required under NASDAQ Listing Rule 5550(b) for continued listing on The NASDAQ Capital Market.  Each share of Series C Convertible Preferred Stock is convertible at the option of the holder into two shares of Common Stock, subject to certain anti-dilution provisions.  The shares of Series C Convertible Preferred Stock will accrue dividends at the rate of 8.0% per annum of the original issue price of $4.22 per share, with such accrued dividends payable quarterly beginning in February 2013. In the event the Series C Convertible Preferred Stock has not been converted to Common Stock on or before March 28, 2014, thereafter (i) the rate of the accrued dividends shall increase to 15.0% per annum from March 28, 2014 until converted or redeemed by the Company, and (ii) the Company may upon the approval of a majority of the disinterested members of the Board of Directors redeem all or from time to time a portion of the Series C Convertible Preferred Stock by payment of its liquidation preference.  The shares of Series C Convertible Preferred Stock also have additional voting rights, restrictions and provisions as disclosed in our Proxy Statement filed on August 10, 2012.

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

Our net loss for the nine months ended June 30, 2013 and June 30, 2012 includes $73,000 and $49,000, respectively, of compensation costs related to our stock-based compensation arrangements.

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

A summary of stock option activity under our share-based compensation plan for the nine months ended June 30, 2013 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	175,289	$ 6.18
Granted	122,421	$ 2.31
Exercised	0
Forfeited	0
Expired	(3,857)	$ 8.10
Outstanding Jun 30, 2013	293,853	$ 4.54	7.3	$ 214,000

Exercisable Jun 30, 2013	130,200	$ 7.65	5.3	$ 60,000

As of June 30, 2013, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $189,000 and is expected to be recognized over a period of 2.5 years.

There were no stock options exercised during the nine months ended June 30, 2013.

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

Note 6.

Related Party Transactions

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC pursuant to which they provided the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote Capital LLC.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote Capital LLC in fiscal 2012 and 2013 were $48,600 and $25,000, respectively, which are deferred and included in other current assets.

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

An analysis was performed on a restaurant by restaurant basis at June 30, 2013. Assumptions used in preparing expected cash flows were as follows:

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

Given the results of our impairment analysis at June 30, 2013 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Goodwill

The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of June 30, 2013, the Company had $96,000 of goodwill related to the purchase of a franchise operation on December 31, 2012.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2009 through 2012. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 30, 2013.

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

Note 10.

Investment in Affiliate

On April 15, 2013, the Company executed a Subscription Agreement for the purchase of 4,800 Class A Units of Bad Daddy’s Franchise Development, LLC (BDFD), representing a 48% non-controlling voting membership interest in BDFD, for the aggregate subscription price of $750,000.  The subscription price is payable in two equal installments, the first $375,000 installment was paid on the date of execution of the Subscription Agreement, and the remaining $375,000 installment will be due on or before the six month anniversary of the date of execution of the Subscription Agreement.

The Company accounts for this investment using the equity method. Thus, during the third quarter of fiscal 2013, the Company recorded its portion of the initial investment in BDFD of $375,000. For the three months ending June 30, 2013 the Company recorded a net loss of $23,000 for its share of the joint venture’s operating results.  The carrying value at June 30, 2013 was $352,000, which is represented as Investment in Affiliate in the accompanying condensed consolidated balance sheets.

Note 11.

Subsequent Events

None.

Note 12.

Recent Accounting Pronouncements

There are no recent pronouncements that affect the Company.

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

	Total	Denver, CO Greater Metro	Colorado, Other	Wyoming	North Dakota
Company-owned & Co-developed	26	25	1
Franchised	10	10
Dual brand franchised	3			2	1
	39	35	1	2	1

	As of June 30,
	2013	2012
Company-owned restaurants	19	17
Co-developed	7	7
Franchise operated restaurants	13	18
Total restaurants:	39	42

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

The following presents certain historical financial information of our operations.  This financial information includes results for the three and nine month periods ending June 30, 2013 and results for the three and nine month periods ending June 30, 2012.

Results of Operations

Overview

Same store sales increased 3.1% for fiscal 2012, and have increased 9.5% in the first nine months of fiscal 2013. These results reflect the continuation of the positive momentum we experienced in fiscal 2011 when same store sales increased 6.2%.

In the first quarter of fiscal 2013 we implemented a new limited item breakfast menu that we anticipate will generate incremental sales and additional profitability during the fiscal year.  Consistent with our brand position of offering fresh, all natural, handcrafted products, we elected to come to market with authentic, Hatch Valley New Mexico green chile burritos at a price point of $2 each, which we believe is both an excellent value for our customer and is highly differentiated from any other offerings in the quick service restaurant category.   Because we do not offer a broad breakfast menu, we are highly labor efficient for that day part resulting in a relatively low breakeven point and the potential for higher incremental profitability. We began market wide advertising for the new day part in July 2013.

Our outlook for fiscal 2013 is cautiously optimistic based on the last two years of positive sales trends; however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction increased approximately 6% in fiscal 2012 compared to fiscal 2011, and has increased nominally in the first nine months of fiscal 2013 compared to fiscal 2012. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Net Revenues

Net revenues for the three months ended June 30, 2013 increased $1,239,000 or 23.6% to $6,487,000 from $5,248,000 for the three months ended June 30, 2012.

Same store restaurant sales increased 15.2% during the three months ended June 30, 2013 for the restaurants that were open for the full three month periods ending June 30, 2013 and June 30, 2012. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales decreased $178,000 due to one company-owned store sold in fiscal 2012. Restaurant sales increased $46,000 due to one non-traditional company-owned restaurant and one restaurant severely impacted by road closures, neither of which are included in same store restaurant sales. Breakfast was introduced system-wide in mid-November 2012 and same store sales for the three months ended June 30, 2013 increased approximately 7.2% as a result.

Franchise revenues for the three months ended June 30, 2013 decreased $32,000 to $93,000 from $125,000 for the three months ended June 30, 2012 due to a decrease in franchise royalties which was partially related to the purchase of two franchised restaurants. Same store Good Times franchise restaurant sales increased 14.7% during the three months ended June 30, 2013 for the franchise restaurants that were open for the full periods ending June 30, 2013 and June 30, 2012. Dual branded franchise restaurant sales decreased 35% during the three months ended June 30, 2013, compared to the same prior year period largely due to the closure of two restaurants in December of 2012.

Net revenues for the nine months ended June 30, 2013 increased $1,694,000 or 11.6% to $16,358,000 from $14,664,000 for the nine months ended June 30, 2012.

Same store restaurant sales increased 9.5% during the nine months ended June 30, 2013 for the restaurants that were open for the full nine month periods ending June 30, 2013 and June 30, 2012. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales decreased $701,000 due to two company-owned stores sold in fiscal 2012. Restaurant sales also increased $36,000 due to one non-traditional company-owned restaurant and decreased $71,000 due to one restaurant severely impacted by road closures, neither of which are included in same store restaurant sales.

Franchise revenues for the nine months ended June 30, 2013 decreased $59,000 to $266,000 from $325,000 for the nine months ended June 30, 2012 due to a decrease in franchise royalties which was partially related to the purchase of two franchised restaurants. Same store Good Times franchise restaurant sales increased 7.5% during the nine months ended June 30, 2013 for the franchise restaurants that were open for the full periods ending June 30, 2013 and June 30, 2012. Dual branded franchise restaurant sales decreased 29% during the nine months ended June 30, 2013, compared to the same prior year period largely due to the closure of two restaurants in December of 2012.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 87.2% during the three months ended June 30, 2013 compared to 90.1% in the same prior year period and were 92.6% during the nine months ended June 30, 2013 compared to 94.4% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three months ended June 30, 2013	Nine months ended June 30, 2013
Restaurant-level costs for the period ended June 30, 2012	90.1%	94.4%
Decrease in food and packaging costs	(.5%)	(.4%)
Increase in payroll and other employee benefit costs	-	.5%
Decrease in occupancy and other operating costs	(1.6%)	(1.2%)
Increase in preopening costs	.5%	.2%
Decrease in depreciation and amortization	(1.3%)	(.9%)
Restaurant-level costs for the period ended June 30, 2013	87.2%	92.6%

Food and Packaging Costs

For the three months ended June 30, 2013 our food and paper costs increased $401,000 to $2,149,000 (33.6% of restaurant sales) from $1,748,000 (34.1% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2013 our food and paper costs increased $542,000 to $5,503,000 (34.2% of restaurant sales) from $4,961,000 (34.6% of restaurant sales) compared to the same prior year period. The nine months ended June 30, 2013 includes approximately $49,000 for vendor rebates and credits.

For the three and nine month periods ended June 30, 2013 food and paper costs decreased as a percentage of restaurant sales compared to the same prior year period primarily due to lower commodity costs.  The weighted average menu price increases taken so far in fiscal 2013 are 1.2%. The total menu price increases taken during fiscal 2012 were 1.6%. We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2013.  However, we anticipate our food and packaging costs as a percentage of sales will remain consistent with fiscal 2012 in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs

For the three months ended June 30, 2013 our payroll and other employee benefit costs increased $419,000 to $2,104,000 (32.9% of restaurant sales) from $1,685,000 (32.9% of restaurant sales) compared to the same prior year period. The $419,000 increase is attributable to a net decrease of $80,000 in payroll and other employee benefits for the three months ending June 30, 2013  due to the sale of one company-owned restaurant in July of 2012, offset by: 1) an increase of $208,000 in payroll and other employee benefits for the three months ending June 30, 2013 due  to the purchase of three franchise owned restaurants in August, 2012 and January and May, 2013, and 2) an increase of $291,000 due to increased same store sales compared to the same prior year period, as well as additional costs for the implementation of our breakfast program and a state mandated minimum wage increase in January 2013.

For the nine months ended June 30, 2013 our payroll and other employee benefit costs increased $691,000 to $5,683,000 (35.3% of restaurant sales) from $4,992,000 (34.8% of restaurant sales) compared to the same prior year period. The increase is attributable to a net decrease of $292,000 in payroll and other employee benefits for the nine months ending June 30, 2103 due to the sale of two company-owned restaurants in fiscal 2012, offset by: 1) an increase of $411,000 in payroll and other employee benefits for the nine months ending June 30, 2013 due  to the purchase of three franchise owned restaurants in August, 2012 and January and May, 2013, and 2) an increase of $572,000 due to increased same store sales compared to the same prior year period, as well as additional costs for the implementation of our breakfast program and a state mandated minimum wage increase in January 2013.

Occupancy and Other Operating Costs

For the three months ended June 30, 2013 our occupancy and other operating costs increased $142,000 to $1,126,000 (17.6% of restaurant sales) from $984,000 (19.2% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2013 our occupancy and other operating costs increased $174,000 to $3,156,000 (19.6% of restaurant sales) from $2,982,000 (20.8% of restaurant sales) compared to the same prior year period.

The increases in both the three and nine month periods ending June 30, 2013 are partially attributable to the purchase of the three franchise owned restaurants as well as increases in rent, property taxes, utilities, restaurant repairs and bank credit card fees compared to the same prior year periods.

Preopening Costs

For the three and nine month periods ended June 30, 2013 our new store preopening costs were $29,000 compared to $0 for the same prior year periods. All of the preopening costs are for payroll, employee benefits and travel and are related to the first Bad Daddy’s restaurant being developed by BD of Colorado, LLC that is anticipated to open in late 2013.

Depreciation and Amortization

For the three months ended June 30, 2013, our depreciation and amortization decreased $32,000 to $169,000 (2.6% of restaurant sales) from $201,000 (3.9% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2013, our depreciation and amortization decreased $70,000 to $537,000 (3.3% of restaurant sales) from $607,000 (4.2% of restaurant sales) compared to the same prior year period.

The decreases in both the three and nine month periods ended June 30, 2013 are attributable to a decrease in depreciation expense related to restaurants sold in the prior fiscal year as well as two sale leaseback transactions entered into in the current fiscal year. The decrease was offset by an increase in amortization expense for loan fees related to the termination of the Wells Fargo Bank note in October 2012.

General and Administrative Costs

For the three months ended June 30, 2013, general and administrative costs increased $57,000 to $390,000 (6% of total revenues) from $333,000 (6.3% of total revenues) for the same prior year period.

For the nine months ended June 30, 2013, general and administrative costs increased $144,000 to $1,171,000 (7.2% of total revenues) from $1,027,000 (7.0% of total revenues) for the same prior year period.

The increase for the three and nine month periods ended June 30, 2103 was mainly attributable to increases in payroll and employee benefit costs offset by decreases in professional services and travel costs.

Advertising Costs

For the three months ended June 30, 2013 advertising costs increased $70,000 to $275,000 (4.3% of restaurant sales) from $205,000 (4% of restaurant sales) for the same prior year period.

For the nine months ended June 30, 2013 advertising costs increased $66,000 to $704,000 (4.4% of restaurant sales) from $638,000 (4.5% of restaurant sales) for the same prior year period.

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of restaurant sales and the percentage contribution for fiscal 2013 remained the same as the prior year period.

Franchise Costs

For the three months ended June 30, 2013, franchise costs increased $3,000 to $17,000 (.3% of total revenues) from $14,000 (.3% of total revenues) for the same prior year period.

For the nine months ended June 30, 2013, franchise costs increased $6,000 to $48,000 (.3% of total revenues) from $42,000 (.3% of total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended June 30, 2013, our gain on the sale of assets was unchanged at $6,000 compared to the same prior year period.

For the nine months ended June 30, 2013, our gain on the sale of assets increased $59,000 to $86,000 from $27,000 for the same prior year period.

The nine month period ending June 30, 2013 includes a gain of $67,000 related to a sale leaseback transaction completed in January 2013.

Loss from Operations

We had income from operations of $234,000 in the three months ended June 30, 2013 compared to income from operations of $84,000 for the same prior year period.

We had a loss from operations of $387,000 in the nine months ended June 30, 2013 compared to a loss from operations of $558,000 for the same prior year period.

The decrease in loss from operations for the three and nine month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Franchise Costs” and “Loss on Sales of Assets” sections of Item 2 above.

Affiliate Investment Loss

The net loss from affiliate investment activities consists of the Company’s share of net earnings or loss of its affiliates as they occur. The Company’s net investment loss for the three months ending June 30, 2013 was $23,000. The loss from investment activities is related to our 48% ownership in the Bad Daddy’s Franchise Development, LLC which is a result of initial costs of developing the Bad Daddy’s franchise program.

Net Loss

The net income was $111,000 for the three months ended June 30, 2013 compared to a net loss of ($13,000) for the same prior year period.

The net loss was $614,000 for the nine months ended June 30, 2013 compared to a net loss of $776,000 for the same prior year period.

The change from the three and nine month periods ended June 30, 2013 to June 30, 2012 was primarily attributable to the decrease in our loss from operations for the three and nine month periods ended June 30, 2013, as well as a decrease in net interest expense related to the decrease in our long term notes payable, compared to the same prior year period.

Liquidity and Capital Resources

Cash and Working Capital: As of June 30, 2013, we had a working capital excess of $118,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase if and when new Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2013 and beyond. We will require additional capital sources for the development of new restaurants. Additionally, we may sell or sublease select underperforming company operated restaurants if we believe the realizable asset value is greater than the long term cash flow value or if the asset does not fit our longer term distribution and location of restaurants.

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

Capital Expenditures

We do not have any plans for any significant capital expenditures for the balance of fiscal 2013, other than normal recurring capital expenditures for existing restaurants and the exterior re-imaging and remodel of several company-owned restaurants. Additional commitments for the development of new restaurants in fiscal 2013 and beyond will depend on the Company’s sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash provided by operating activities was $173,000 for the nine months ended June 30, 2013. The net cash provided by operating activities for the nine months ended June 30, 2013 was the result of a net loss of $459,000 as well as cash and non-cash reconciling items totaling $632,000 (comprised of depreciation and amortization of $537,000, stock-based compensation expense of $73,000, a gain on sale of assets of $86,000, accretion of deferred rent of $30,000, an increase in accounts payable of $235,000, an increase in deposits and other assets of  $229,000 and a net increase in other operating assets and liabilities of $72,000).

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

Net cash provided by investing activities for the nine months ended June 30, 2013 was $672,000 which reflects proceeds from sale leaseback transactions of $3,329,000 offset by the purchase of a two franchise restaurants for $1,331,000, the purchase of real estate underlying a company-owned restaurant for $763,000, $193,000 for miscellaneous restaurant related capital expenditures and a $375,000 investment in an affiliate.

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

Net cash used in financing activities for the nine months ended June 30, 2013 was $137,000, which includes net proceeds of $1,499,000 from the sale of preferred stock, net principal payments on notes payable, long term debt and capital leases of $1,582,000 and distributions to non-controlling interests of $54,000.

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

Impact of Inflation

In fiscal 2012 our weighted food and packaging costs decreased slightly.  The total menu price increases taken during fiscal 2012 were 1.6%, all of which were taken in the last five months of the fiscal year. The weighted average menu price increases taken so far in fiscal 2013 are 1.2%. We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2013.  However, we anticipate our food and packaging costs as a percentage of sales will remain consistent with fiscal 2012 in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications. We are planning moderate price increases in fiscal 2013, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 12, 2013
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller