Form 10-K
period 2013-09-30
GOOD TIMES RESTAURANTS INC
filed 2013-12-27
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2013

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______

Commission file number 000-18590

GOOD TIMES RESTAURANTS INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1133368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Corporate Circle, Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 384-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.001 par value, Preferred Stock $.001 par	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [x]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

As of December 9, 2013, the aggregate market value of the 3,057,958 shares of common stock held by non-affiliates of the issuer, based on the closing sales price of the common stock on December 9, 2013 of $2.60 per share as reported on the NASDAQ Capital Market, was $7,950,691.

As of December 9, 2013, the issuer had 4,926,214 shares of common stock outstanding.

PART I

ITEM 1.

BUSINESS

Overview: Good Times Restaurants Inc., a Nevada corporation (the “Company”), was organized in 1987.  Through our wholly-owned subsidiary, Good Times Drive Thru Inc. (“Drive Thru”), we are engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our restaurants are located in the front-range communities of Colorado but we also have franchised restaurants in North Dakota and Wyoming.  Over the last two years, we have sold or closed a small number of under-performing restaurants which has increased working capital and improved operating margins.  We have also repaid all of our bank debt, increased our equity and significantly improved the profitability of the Company.

As described below under “Recent Developments,” we recently entered into a series of agreements with Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”), and Bad Daddy’s Franchise Development, LLC, a North Carolina limited liability company (“BDFD”), to acquire the exclusive development rights for Bad Daddy’s Burger Bar restaurants in Colorado, additional restaurant development rights for Arizona and Kansas through our wholly owned subsidiary BD of Colorado LLC, (“BD of Colo”) and a 48% voting ownership interest in the Bad Daddy’s Burger Bar franchisor entity, BDFD (collectively, the “Bad Daddy’s Transaction”).

BD of Colo is engaged in the business of developing, owning and operating full service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar. The Company manages BDFD under a management agreement and BDFD is engaged in the business of franchising Bad Daddy’s Burger Bar restaurants across the country.  We do not consolidate the operations of BDFD in our financial statements and account for our 48% ownership interest under the equity method of accounting.

The terms “Good Times”, “we”, “us” and “our” where used herein refer to the operations of Drive Thru, BD of Colorado and of the Company.

Financial & Brand Highlights

•

We have had thirteen consecutive quarters of same store sales growth.

•

We had an 11.9% increase in same store sales for the fiscal year ended September 30, 2013 (“fiscal 2013”), including eight consecutive months of double digit same store sales increases through November 30, 2013.

•

We have recently repaid all of our bank and term debt and have $6,100,000 in cash on our balance sheet as of the end of fiscal 2013.

•

Our loss from operations improved by $1,247,000 in the fiscal year ended September 30, 2011 (“fiscal 2011”) compared to the fiscal year ended September 30, 2010 (“fiscal 2012”), by an additional $191,000 in the fiscal year ended September 30, 2012 (“fiscal 2012”) compared to fiscal 2011, and by an additional $181,000 in fiscal 2013 compared to fiscal 2012, exclusive of $99,000 in preopening costs in fiscal 2013 associated with BD of Colo’s first restaurant under development.

•

Our net revenues for fiscal 2013 increased by $3,186,000 (+16.2%) to $22,892,000 from $19,706,000 in fiscal year 2012, primarily due to increased same store sales, the introduction of breakfast and the purchase of two franchised restaurants.

•

Our loss from operations was $392,000 in fiscal 2013 compared to $474,000 in fiscal 2012.

•

Our net loss was $544,000 for fiscal 2013 compared to $668,000 for fiscal 2012.

•

In November, 2012 we introduced a new breakfast menu that is already generating over 9% of total sales.

•

During fiscal 2012, we began a reimaging and remodeling program for our older restaurants that we plan to complete in 2014.

•

We recently introduced a new All Natural, Hand Breaded Chicken Tenderloin platform to replace our prior chicken item.  We have increased the category’s sales mix from approximately 8% of total sales to over 13%.

•

We believe Good Times is the only quick service restaurant concept in Colorado offering all natural beef and chicken with no hormones, no steroids, no antibiotics and humanely raised, vegetarian fed animals with no animal byproducts in the feed.

•

We began a new television campaign the last week of March 2013 for the first time in over three years, which has contributed to our continued same store sales increases through fiscal 2013 in addition to the new breakfast menu, the new chicken platform and other menu innovations.

•

We recently signed a new five-year distribution agreement with Food Services of America that we believe will lower our overall cost of sales as a percentage of sales as a result of improved distribution and purchasing costs.

•

Over the last two years, we have sold three underperforming restaurants for cash and have purchased two high volume franchised restaurants from franchisees.  We anticipate the effect will be continued improvement in our income from operations margin as a percentage of sales.

•

We plan to build additional Good Times Burgers & Frozen Custard company-owned restaurants in Colorado, utilizing our 1,900 - 2,000 square foot, 40 seat dining room design.

Recent Developments

After looking at over two dozen concepts for possible acquisition over the last year, we have entered into a series of agreements with BDI and BDFD to acquire the exclusive development rights for Bad Daddy’s Burger Bar restaurants in Colorado, additional restaurant development rights for Arizona and Kansas, and a 48% voting ownership interest in the franchisor entity, BDFD, for the offering of Bad Daddy’s Burger Bar restaurant franchises.

Bad Daddy’s Burger Bar is a relatively new restaurant concept that has been in existence for approximately three years.  There are currently eight existing Bad Daddy’s Burger Bar restaurants, seven of which are located in North Carolina and one in South Carolina, including an airport concession licensed to Host Marriot Services in the Charlotte, N.C. airport.  Of the existing restaurants, three have been open for more than one year.

BDI is owned by Dennis Thompson, a restaurant entrepreneur who has developed and taken public or sold multiple concepts (Lone Star Steakhouse, Bailey’s Sports Grille, Fox & Hound Pub, Firebird’s Woodfired Grill), and by Frank Scibelli, a local restaurateur operating multiple highly successful, award winning concepts including Mama Ricotta’s, Cantina 1511, Midwood Smokehouse Barbeque, and Paco’s Tacos and Tequila.  Our criteria for acquiring a new growth concept were threefold:

1.

A highly differentiated concept exhibiting high customer loyalty;

2.

Industry leading unit economic model exceeding a 40% cash on cash return; and

3.

Experienced management that intends to participate in the future growth and development of the concept.

We believe that Bad Daddy’s Burger Bar can meet each of these objectives and that our relationship with BDI and BDFD can provide the vehicle for leveraging our existing infrastructure in administration, accounting, information technology, purchasing, human resources and training, marketing and operating systems and processes in partnering with the Bad Daddy’s Burger Bar founders who have serial restaurant experience and who can provide brand leadership and strategy as the Bad Daddy’s Burger Bar concept is expanded.  Bad Daddy’s Burger Bar operates in a different segment of the restaurant industry than Good Times Burgers & Frozen Custard as a full service, upscale casual restaurant concept with a chef-driven menu specializing in signature recipes, gourmet burgers, sandwiches, salads, appetizers and desserts, with a full bar specializing in craft microbrews.  Based on our continued review of their electronic point of sale system data that immediately captures each customer transaction in each of their three existing restaurants that have been open for more than one year, we have determined that Bad Daddy’s Burger Bar average sales and average customer check per restaurant are materially higher than the Good Times Burgers & Frozen Custard average sales and average check per restaurant.

In April, 2013, we purchased the 48% interest in BDFD for an aggregate subscription price of $750,000.  The subscription price was payable in two equal installments, the first $375,000 installment was paid on the date of execution of the Subscription Agreement, and the remaining $375,000 installment was paid in December 2013. The Company accounts for this investment using the equity method.

On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share.

	Per Share	Total
Public offering price	$2.500	$5,500,000
Underwriting discounts and commissions	$0.175	$385,000
Proceeds, before expenses, to us	$2.325	$5,115,000
Expenses	$0.207	$456,000
Net proceeds, to us	$2.118	$4,659,000

We intend to use the net proceeds from this offering for our remaining required equity contribution to BDFD; for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colo; and as working capital reserves and future investment at the discretion of our Board of Directors.

In October, 2013 we hired Bill McClintock as Vice President of Franchise Development for BDFD to develop a national franchise program to multi-unit operators for Bad Daddy’s.  Mr. McClintock is the former Vice President of Franchising and Real Estate for Buffalo Wild Wings and McCallister’s Deli.

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

On May 1, 2013 we purchased a restaurant from a franchisee for total cash consideration of $75,000, including the equipment and operating business.

Concepts:

Good Times Burgers & Frozen Custard

We operate Good Times Burgers & Frozen Custard restaurants with two different formats that have evolved over the course of our history: a smaller, 880 to 1,000 square foot building without indoor seating that is focused on drive-through service and limited walk up service; and a 2,400 square foot, 70 seat dining room format that has been the model for the last 13 restaurants developed in Colorado.  We have further refined the prototype design to reduce development costs and improve the return on investment model for future company-owned and franchised restaurant expansion with a 1,900 to 2,000 square foot, 40 seat dining room design that will carry forward all of the core design elements of our prior prototype design.

We operate at the upper end of the quick service restaurant (“QSR”) category in terms of the quality of our ingredients and pricing strategy, without a $1 menu or deep discounting.   Consumer research has shown us that the customer feels a strong connection to us and feels better about choosing Good Times Burgers & Frozen Custard over the larger hamburger QSR brands due to the quality of our ingredients and brand personality.  As a result we have developed a communications umbrella called “Happiness Made to Order” with three primary brand pillars of Innovation, Quality and Connectedness.  All of our product initiatives are designed to support a brand position that adds differentiation to our concept within the landscape of QSR competitors, particularly in the hamburger segment.  Within Innovation we strive to create products and flavor profiles available only at Good Times Burgers & Frozen Custard that challenge QSR norms.  Within Quality, our products are supported by Fresh, All Natural, Handcrafted attributes using high quality, regional ingredients.  Within Connectedness, we strive to create connections with our customers based on the Colorado lifestyle, local brand partners and community support and involvement.  With the introduction of All Natural, Hand Breaded Chicken Tenders in fiscal 2013 Good Times Burgers & Frozen Custard will be the only QSR chain in the region serving Fresh All Natural Angus beef and All Natural Chicken with no hormones, no steroids, no antibiotics and humanely raised animals with no animal byproducts in the feed.

We continued to make significant product introductions and modifications in fiscal 2012 with a combination of limited time offer and permanent product introductions including a 5280 Lifestyle menu providing lower calorie offerings, Sweet Potato Fries, Summer and Holiday Shakes, Hatch Valley, New Mexico Green Chile Burritos, Fresh Grilled, Honey Cured Bacon Burgers and Loaded Fries.  During 2014, we plan to focus on our new chicken platform, the new breakfast menu, and continued improvements in our core menu offerings, including packaging changes.

While our primary value proposition for the consumer is derived from the quality of ingredients and taste of our products, the current competitive and consumer spending environment continues to redefine value expectations within the QSR segment and a larger number of transactions are being driven by the availability of menu items at lower price points.  Our lower priced options are consistent with our brand strategy to offer fresh, real, handcrafted food with unique flavor profiles in our core menu categories of burgers, chicken, fries, frozen custard and fountain products, and we continue to evolve our overall menu price ranges available for our customers, including a lower tier option, a mid-tier everyday option and a premium tier for specialty products.

We will continue to focus on elevating the attributes of our menu items that we believe give us a unique position in hamburger quick service restaurants – Fresh All Natural Angus beef and All Natural Chicken that is free from hormones, steroids and antibiotics and humanely raised with no animal byproducts in the feed; Fresh Frozen Custard made fresh every few hours in every restaurant; Fresh Grilled Honey Cured Bacon; Fresh Squeezed Lemonade; Fresh Cut Fries; 100% Breast of Chicken; Freshly Sliced Produce and toppings such as real guacamole and sautéed mushrooms.  We continue to work on the preparation system and packaging design for our burgers with the goal of achieving a more hot-off-the-grill, cooked to order flavor that is more common in fast casual and casual theme concepts than in quick service restaurants.

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar operates in the emerging “small box,” grill and bar segment, which has a higher average check and we believe is a step above fast casual concepts such as Five Guys and Smashburger and casual theme concepts such as Chili’s and Red Robin in terms of food quality and price points, but below “polished casual” or sports themed big box concepts, such as BJ’s, Cheesecake Factory and Buffalo Wild Wings. The average size of a Bad Daddy’s Burger Bar prototype restaurant is approximately 3,500 square feet which is smaller than other grill and bar segment competitors.  The menu consists of chef driven recipes within a relatively simple menu of signature burgers, salads, sandwiches and appetizers in a high energy, pop culture oriented atmosphere.  The bar is dominated by craft beers and, while prominent enough to impact the overall feel of the design, we do not believe it is so dominant as to be a turn off for families.  We believe the food quality is far superior to casual theme concepts, rivaling upscale casual concepts, with menu item names that evoke an irreverent personality.  Bad Daddy’s Burger Bar has been recognized for “best burger” and has received many other accolades by the Charlotte, North Carolina press and community as well as by USA Today as being one of the top 25 best burgers in the country.

Small box dining is the smallest, yet fastest growing portion of fast and full-service casual dining, reflecting years of evolution and innovation.  We believe that Bad Daddy’s Burger Bar combines a reasonable average check, high personality and convenient experience, innovative recipes and above average quality yielding a strong value proposition.  Fast casual has exhibited the majority of the growth in the restaurant industry over the last decade and represents the largest segment within small box dining at nearly $23 billion in sales led by concepts such as Panera Bread, Chipotle, Noodles, Pei Wei, Five Guys and Corner Bakery.

We believe that Bad Daddy’s Burger Bar is differentiated from other casual grill and bar concepts, with a focused, yet sufficiently diverse menu featuring a selection of unique, chef-developed, “gourmet” menu items in an atmosphere with a purposefully unsophisticated feel.  With a per person average check that is higher than casual theme concepts such as Chili’s and Red Robin, Bad Daddy’s Burger Bar is similar to Burger Lounge, The Counter and Bobby’s Burger Palace, but below Zinburger, Five Napkin Burger and other higher check concepts, based on our knowledge of existing Bad Daddy’s Burger Bar restaurants’ sales mix.  Bad Daddy’s Burger Bar offers a full bar, but most of its alcohol sales are derived from craft microbrew beers.  Sales are divided equally between lunch and dinner with hours of operation from 11 am to 11 pm with restaurants open slightly later on weekends depending on the surrounding trade area.

Based on management’s review of the average sales of the three operating restaurants that have been open for more than one year, we anticipate that Bad Daddy’s restaurants will generate much higher sales per square foot than the average for quick service restaurants and higher than the publicly reported sales per square foot of concepts such as Panera Bread, Five Guys Burgers & Fries and BJ’s Restaurants.  We estimate that it will require a cash investment of $700,000 to $900,000 to open each restaurant in the State of Colorado and anticipate a return on investment model that is very competitive in the industry, based on our knowledge of existing Bad Daddy’s Burger Bar restaurants, the BDFD Franchise Disclosure Document and other publicly available information of similarly sized restaurant concepts.  The existing Bad Daddy’s Burger Bar average sales per restaurant are much higher than the Good Times Burgers & Frozen Custard average sales per restaurant as is their average check.  We believe there are additional purchasing and operating efficiencies that we can jointly develop between Good Times Burgers & Frozen Custard and Bad Daddy’s Burger Bar that will provide a competitive cash on cash return on investment at sales volumes lower than the current average sales of existing Bad Daddy’s Burger Bar restaurants.

BDFD has prepared a Franchise Disclosure Document, operating systems and processes and registered trademarks and is ready for expansion through the sale of franchises.

Business Strategy

We are focused on continuing to improve the profitability of Drive Thru and developing additional Good Times Burgers & Frozen Custard restaurants in our home state of Colorado while aggressively developing the Bad Daddy’s Burger Bar concept with company-owned restaurants in Colorado, Arizona and Kansas and with franchised restaurants across the U.S. allowing us to leverage these strengths and opportunities:

•

Good Times is a 26 year old company with a vibrant, high quality brand position in Colorado.

•

We have no bank debt, a healthy balance sheet with positive cash flow from operations and 12 consecutive quarters of same store sales growth.

•

We have an existing infrastructure with sophisticated systems and processes in place that can be significantly leveraged with a new growth concept.

•

We have the exclusive right to develop Bad Daddy’s Burger Bar restaurants in Colorado, as well as optional development rights in Arizona and Kansas.

•

We have a 48% ownership interest in BDFD, the franchisor of the Bad Daddy’s Burger Bar concept, which we will manage under a Management Services Agreement, franchising primarily to experienced, multi-unit operators of other restaurant concepts.

•

We are partnering with successful serial restaurateurs in Bad Daddy’s Burger Bar, which we believe is an exciting new, emerging growth concept.

Our strategies for growing the Company include the following:

1.

Consistently Grow Comparable Restaurant Sales. We will continue to focus on comparable restaurant sales driven by increases in customer counts and increases in the average customer check.  Same store sales increased 3.1% in fiscal 2012 compared to fiscal 2011 and increased 11.9% in fiscal 2013 compared to the same prior year period.  We hope to increase customer counts throughout fiscal 2014 through a multi-faceted approach to continually improve the Good Times Burgers & Frozen Custard brand experience for our customers through:

•

The new breakfast menu introduced in November 2012 that is currently generating sales of over 9% of total sales, consisting of Hatch Valley Green Chile Burritos, coffee and orange juice.

•

The new line of all natural, hand breaded chicken tenderloin products that was introduced in March 2013, making Good Times Burgers & Frozen Custard the only QSR chain in Colorado offering all natural beef and chicken raised without hormones or antibiotics and vegetarian fed animals.

•

Continuing to communicate our core value proposition that is centered on the availability of fresh, high quality, handcrafted products at several different price points across our menu.

•

Shifting our marketing communications from predominantly store level communications to include the reintroduction of television advertising and implementation of new social media initiatives that leverage our existing customer base.

•

Introducing both permanent and limited time products that are only available at Good Times Burgers & Frozen Custard.

•

Accelerating our reinvestment in our existing facilities with reimaging and remodeling.

•

Developing new Good Times Burgers & Frozen Custard restaurants within the Denver marketing area to leverage existing operational and marketing efficiencies.

2.

Reduce the Cost of Sales at our Good Times Burgers & Frozen Custard Restaurants. In fiscal 2012 our food and packaging costs decreased by 1.7% of restaurant sales from fiscal 2011 and in fiscal 2013 they were .2% lower than the same prior year period.  The decrease was primarily due to menu reengineering within our current menu categories.  Our weighted average commodity costs remained flat in fiscal 2012 compared to the prior year and in fiscal 2013 increased approximately 1.3% compared to fiscal 2012.  We implemented a cumulative total menu price increase of 2.8% in fiscal 2012 and 2.2% in fiscal 2013. We anticipate minor menu reengineering within our current menu categories, the growth of the new breakfast menu category sales and we have recently entered into a new distribution agreement with Food Service of America on more advantageous terms generally only available to much larger restaurant companies.  We believe that the effect of these more advantageous terms will slightly reduce our overall cost of sales as a percentage of total sales in the fiscal year ended September 30, 2014 (“fiscal 2014”).

3.

Improve our Income from Operations by Managing the Profitability of Incremental Sales Growth.  In addition to reducing our cost of sales, the highest near term return on our capital investment and opportunity for profit improvement is from increasing sales in our existing Good Times Burgers & Frozen Custard restaurants.  Historically, depending on the sales volume of each restaurant, we have experienced a 35% to 50% profit contribution on incremental sales.  By managing the profitability of compounding sales increases, we believe we can continue to improve our income from operations as a percentage of total revenues.

4.

Leverage our Scale and Existing Infrastructure.  We have sophisticated systems and processes in place that can support a larger organization than we currently operate in accounting, information technology, real estate and development, marketing, purchasing, human resources and training, legal and the costs associated with maintaining a publicly listed company.  Our agreements with BDI and BDFD afford us the opportunity to increase both our company-owned restaurant base and develop a large network of franchised restaurants while realizing overhead efficiencies off of our existing infrastructure.  We anticipate adding additional key management personnel in functional areas such as real estate, construction and finance to support accelerated growth.

5.

Aggressively Expand Bad Daddy’s Burger Bar. We intend to develop several company-owned Bad Daddy’s Burger Bar restaurants during fiscal 2014 and 2015 while laying the foundation for accelerated franchise growth through BDFD.  Our ultimate objective is to be in a position to roll-up the operations of BDI, BD of Colo and BDFD through the purchase of BDI’s interests that we anticipate would be financed through additional sales of our common stock, creating a larger base of ownership of company-owned and franchised restaurants.  However, there can be no assurance that we can effect such a transaction or that the development of BD OF COLO or BDFD will be successful.  While we have certain first rights to purchase BDI’s restaurants and BDI’s interest in BDFD, we have no absolute rights to do so without BDI’s decision to sell its BDFD interest.

Expansion strategy and site selection

Good Times Burgers & Frozen Custard

We believe that our highest return opportunity in our Good Times Burgers & Frozen Custard unit is to focus our growth in Colorado for operating and marketing efficiencies off of our existing base of restaurants while building new restaurants within the Denver marketing area.

Any development of new Good Times Burgers & Frozen Custard restaurants will involve our new prototype restaurant design on sites that are on or adjacent to big box or grocery store anchored shopping centers in high activity and employment areas.  Our site selection for new restaurants is oriented toward slightly higher income demographic areas than many of our urban locations and most of our targeted trade areas are in relatively high growth areas of the Denver and northern Colorado markets.

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

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants will focus on urban and suburban upper income demographic areas with median household incomes over $60,000, initially along the front range of Colorado, with a high concentration of daytime employment, upscale retail, movie theaters and hospitals.  BDFD will focus on the sale of multi-unit development agreements to experienced, well-capitalized multi-unit restaurant operators that have other non-competing concepts.  We believe the Bad Daddy’s Burger Bar concept has national expansion potential in vibrant, growing, upper scale demographic markets.

Bad Daddy’s Burger Bar locations are in-line and end-cap locations in new and existing shopping center developments using approximately 3,200 square feet.  While our Good Times Burgers & Frozen Custard restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on- and off-site development or land and zoning submittals and modifications.  We estimate that it will take approximately 75 to 90 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued.

Restaurant locations: We currently operate or franchise a total of thirty-eight Good Times restaurants, of which thirty-five are in Colorado. Three of these restaurants are “dual brand”, operated pursuant to a Dual Brand Test Agreement with Taco John’s International, of which there is one in North Dakota and two in Wyoming.

	Total	Denver, CO Greater Metro	Wyoming	North Dakota
Company-owned & Co-developed	25	25
Franchised	10	10
Dual brand franchised	3		2	1
	38	35	2	1

December:	2012	2013
Company-owned restaurants	17	18
Co-developed	7	7
Franchise operated restaurants	15	13
Total restaurants:	39	38

In January 2013 we purchased a restaurant in Thornton, Colorado from the franchisee, and in May 2013 we purchased a restaurant in Castle Rock, Colorado from the franchisee. In September 2013 we closed one under-performing restaurant in Silverthorne, Colorado whose lease expired September 30, 2013. We anticipate that franchisees may close one low volume franchised restaurant in fiscal 2014.

We expect to open our first Bad Daddy’s restaurant in Colorado in January 2014 and have one additional site under lease with several more in various stages of negotiation for development in fiscal 2014 and 2015.

Menu

Good Times Burgers & Frozen Custard

The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, fresh squeezed and frozen lemonades, soft drinks and frozen custard products. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

In November 2012 we introduced a breakfast menu consisting of Hatch Valley Green Chile Breakfast Burritos, orange juice and coffee.  The hamburger patty is made with Meyer All Natural, All Angus beef, served on a 4” bun.  Hamburgers and cheeseburgers are garnished with fresh iceberg lettuce, fresh sliced sweet red onions, mayonnaise, guacamole, fresh grilled honey cured bacon, and proprietary sauces.  The chicken products include 100% All Natural tenderloins that are hand breaded in each restaurant daily.  Signature chicken products include the “Hand Breaded Tenders,” “Buffalo Chicken Tender,” “Guacamole Bacon Chicken Tender,” and a “Tuscan Chicken”.  Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

All natural Angus beef and 100% all natural chicken are raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open market. We believe that all natural beef and chicken deliver a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer All Natural Beef and Spring Mountain Farms Chicken processes, may also minimize the risk of any food-borne bacteria-related illnesses.

Fresh frozen custard is a premium ice cream (requiring in excess of 10% butterfat content and 0.4% egg yolks) with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts.  The custard is scooped similarly to hard-packed ice cream but is served at a slightly warmer temperature.  The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products.  We serve the frozen custard as vanilla and a flavor of the day in cups and cones, specialty sundaes and “Spoonbenders,” a mix of custard and toppings, and we anticipate it will continue to be a significant percentage of sales as we continue to develop and promote custard products.

The breakfast menu is centered around Hatch Valley Green Chile Burritos made with our own proprietary green chile recipe using Hatch Valley, New Mexico roasted green chiles, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo.  We also offer a premium coffee made by Daz Bog, a Colorado based coffee roaster, and pure 100% orange juice.

Bad Daddy’s Burger Bar

The menu of Bad Daddy’s Burger Bar consists of high quality, handcrafted burgers made from a proprietary blend of chuck and brisket with artisanal cheeses, tuna, turkey and chicken sandwiches, chopped salads, appetizers, hand cut fries, house made potato chips, hand spun milk shakes, desserts, craft microbrews and a full bar.  Customers have their choice of 7 different patty options, over 24 fresh toppings, 10 cheeses and other exotic flavors.

Burger toppings include items such as homemade mozzarella, hand breaded applewood smoked bacon, pesto and recipes such as the “Bad Ass Burger,” “Mama Ricotta’s Burger” and “Emilio’s Chicken Sandwich.”  Chopped Salads include the “Texican Chicken Salad,” the “Tree Hugger Salad” and create your own options.

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu.  Breakfast is served on the weekends only, however we are evaluating whether breakfast will be a part of any new Bad Daddy’s restaurant development.

Marketing & Advertising

Good Times Burgers & Frozen Custard

Our marketing strategy for Good Times Burgers & Frozen Custard focuses on: 1) driving comparable restaurant sales through attracting new customers and increasing the frequency of visits by current customers; 2) communicating specific product news and attributes to build strong points of difference from competitors; and 3) communicating a unique, strong and consistent brand personality.

Media is an important component of building our brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on radio media during fiscal 2012.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.   During fiscal 2013 we reintroduced a new television ad campaign, most of which was on cable channels, a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products.

We plan to continue to be active in digital media in order to create more customer engagement with our brand.  We anticipate leveraging our customer email database and website to create cost effective channels to target existing customers and increase their frequency.

Bad Daddy’s Burger Bar

Our marketing strategy for Bad Daddy’s Burger Bar focuses on iconic, in-store merchandising materials and local store marketing to the surrounding trade area around each restaurant, including public relations and community based events.  The focus is not on market wide promotions or marketing but on the in-store customer experience, building word of mouth reputation and recommendations and local public relations based on the prior awards and recognitions received by Bad Daddy’s in its current market of Charlotte, North Carolina.

Operations

BDI has extensive operating, training and quality control systems in place and we plan to take a “best practices” approach with management of BDFD to adapt our systems and processes where practicable for the Bad Daddy’s Burger Bar concept, except where noted below.

Restaurant Management

Each Good Times Burgers & Frozen Custard restaurant employs a general manager, one to two assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts.  An eight to ten week training program is utilized to train restaurant managers on all phases of the operation.  Ongoing training is provided as necessary.  We believe that incentive compensation of our restaurant managers is essential to the success of our business.  Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.  Most of our managers participate in a more traditional bonus plan based on their performance against their monthly financial, operating, customer and people development scorecard metrics.

Bad Daddy’s Burger Bar was developed as a chef driven concept and uses a Head Chef or Kitchen Manager, Sous Chef, General Manager and Assistant Managers in its operations.  As a full service concept, the experience, qualifications and compensation differs from Good Times Burgers & Frozen Custard and we plan to recruit and train a separate operating team for the Company’s Bad Daddy’s Burger Bar operations. In April 2013, we hired Scott Somes and Mike Maloney to lead the operations of BDFD and BD OF COLO, both of whom have extensive experience in managing and developing full service restaurants.

Operational Systems and Processes

We believe that we have high level operating systems and processes relative to those in the industry.  Detailed processes have been developed for hourly, daily, weekly and monthly responsibilities that drive consistency across our system of restaurants and performance against our standards within different day parts.  We utilize a labor program to determine optimal staffing needs of each restaurant based on its actual customer flow and demand.  We also employ several additional operational tools to continuously monitor and improve speed of service, food waste, food quality, sanitation, financial management and employee development.  We are testing a new point of sale computer system that will improve our ability to analyze transaction, sales mix and employee data that we believe can decrease our food waste and improve the effectiveness of store level marketing initiatives and anticipate that we will roll out the new system in fiscal 2014.  The order system at each Good Times Burgers & Frozen Custard restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver.  Historically, the total transaction time for the delivery of food at the window is approximately 45 to 75 seconds during peak times.

We use several sources of customer feedback to evaluate each restaurant’s service and quality performance, including an extensive secret shopper program, customer comment phone line, telephone surveys and website comments.  Additionally, management uses both its own primary consumer research for product development and to determine customer usage and attitude patterns as well as third party market research that evaluates our Good Times Burgers & Frozen Custard restaurants’ performance ratings on several different operating attributes against key competitors.

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

Franchising

For Good Times Burgers & Frozen Custard, we have prepared form area rights and franchise agreements, a Franchise Disclosure Document (“FDD”) and advertising material to be utilized in soliciting prospective franchisees.  We have historically sought to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  We are not currently soliciting new franchisees and anticipate building additional company-owned Good Times Burgers & Frozen Custard restaurants.

We estimate that it will cost a Good Times Burgers & Frozen Custard franchisee on average approximately $750,000 to $1,100,000 to open a restaurant with dining room seating, including pre-opening costs and working capital, assuming the land is leased.  A franchisee typically will pay a royalty of 4% of net sales, an advertising materials fee of at least 1.5% of net sales, plus participation in regional advertising up to an additional 4% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant.  Among the services and materials which we provide to franchisees are site selection assistance, plans and specifications for construction of the Good Times Burgers & Frozen Custard restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurants.

After a Good Times Burgers & Frozen Custard franchise agreement is signed, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with our systems and procedures.  During the development phase, we assist in the selection of sites and the development of prototype and building plans, including all required changes by local municipalities and developers.  We provide an opening team of trainers to assist in the opening of the restaurant and training of the employees.  We advise the franchisee on menu, management training, marketing, and employee development.  On an ongoing basis we conduct standards reviews of all franchise restaurants in key areas including product quality, service standards, restaurant cleanliness and sanitation, food safety and people development.

We have entered into 10 Good Times & Frozen Custard franchise agreements in the greater Denver metropolitan area.  In addition, 7 joint-venture restaurants are operating in the Denver metropolitan area media market.  Dual-branded franchised restaurants operate in Gillette and Sheridan, Wyoming, and Bismarck, North Dakota.

For Bad Daddy’s Burger Bar, our focus on franchising will be through our ownership in, and management of, BDFD.  BDFD has a current FDD, form area rights and franchise agreements and one existing franchisee signed.  We intend to expand the marketing of Bad Daddy’s Burger Bar franchises throughout the U.S.  We anticipate that a franchisee will typically pay a royalty of 5% of net sales and will participate in an Advertising Fund and local advertising by contributing up to 4% of [net] sales.   Initial development and franchise fees are projected to be $35,000 per restaurant.  We estimate that it will cost a Bad Daddy’s Burger Bar franchisee $590,000 to $1,382,000 to open a 3,000 to 3,800 square foot restaurant in an in-line or end-cap retail center, based on the BDFD Franchise Disclosure Document and our knowledge of the development costs of the existing Bad Daddy’s Burger Bar restaurants.  BDFD will provide similar support services to its franchisees and licensees that we provide to Good Times Burgers & Frozen Custard franchises.  BDFD has entered into five license agreements for restaurants in North Carolina operated by BDI and one franchise agreement.

Management Information Systems

Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems that we provide.  Sales, labor and cash data is collected daily via a restaurant back office system which gathers data from the restaurant point-of-sale system.  Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance.  The major management information systems are divided by function:

•

Restaurant point of sale;

•

Restaurant back-of-house;

•

Financial;

•

Payroll/human resources; and

•

Internal operational reports.

We believe that these reporting systems are sophisticated and enhance our ability to control and manage operations.  We are currently testing new point of sale equipment for our restaurants.   We anticipate implementing similar management information systems in our operation of Bad Daddy’s Burger Bar restaurants.

Food Preparation, Quality Control & Purchasing

We believe that we have excellent food quality standards relative to the QSR industry.  Our systems are designed to protect our food supply throughout the preparation process.  We inspect specific qualified manufacturers and work together with those manufacturers to provide specifications and quality controls.  Our operations management teams are trained in a comprehensive safety and sanitation course provided by the National Restaurant Association.  Minimum cook temperature requirements and line checks throughout the day ensure the safety and quality of both burgers and other items we use in our restaurants.

We currently purchase 100% of the food and paper supplies for our Good Times Burgers & Frozen Custard restaurants from Food Services of America (formerly Yancey’s Food Service).  In addition, we maintain multiple approved suppliers for all key components of our menu to mitigate risk and ensure supply.  Suppliers are chosen based upon their ability to provide (i) a continuous supply of product that meets all safety and quality specifications, (ii) logistics expertise and freight management, (iii) product innovation and differentiation, (iv) customer service, (v) transparency of business relationships and (vi) competitive pricing.  Specified products are distributed to all restaurants through Food Services of America under a negotiated contract directly to our restaurants two to four times per week depending on restaurant requirements.  We do not believe that the current reliance on this sole distributor will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased with little or no interruption in service.  We do not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices.

Employees

At September 30, 2013, we had approximately 435 employees of which 367 are hourly employees and 68 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

Competition

The restaurant industry, including the fast food segment, is highly competitive.  Good Times Burgers & Frozen Custard competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates.  Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.  Restaurant companies that currently compete with Good Times Burgers & Frozen Custard in the Denver market include McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic and Jack in the Box.  Double drive-through restaurant chains such as Rally’s Hamburgers and Checker’s Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado.  Culver’s and Freddy’s are the only significant competitors offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and both have a significant presence in Midwestern markets that may be targeted for expansion.  Additional “fast casual” hamburger restaurants are being developed in the Colorado market, such as Smashburger and Five Guys; however, they do not have drive-through service and generate an average per person check that is approximately 50% higher than the average check at a Good Times Burgers & Frozen Custard restaurant.

We believe that Good Times Burgers & Frozen Custard may have a competitive advantage in terms of quality of product compared to traditional fast food hamburger chains.  Early development of our double drive-through concept in Colorado has given us an advantage over other double drive-through chains that may seek to expand into Colorado because of our brand awareness and present restaurant locations.  Nevertheless, we may be at a competitive disadvantage to other restaurant chains with greater name recognition and marketing capability.  Furthermore, most of our competitors in the fast-food business operate more restaurants, have been established longer, and have greater financial resources and name recognition than we do.  There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Bad Daddy’s Burger Bar competes with both local and national grill and bar concepts and gourmet, “better burger” concepts.  As the concept is expanded, Bad Daddy’s Burger Bar will compete against concepts such as Red Robin, Chili’s, Burger Lounge, The Counter, and Bobby’s Burger Palace.  There are other burger-centric fast casual concepts such as Five Guys Burgers & Fries and Smashburger that operate at a lower average customer check than Bad Daddy’s Burger Bar and others such as Zinburger, Bare Burger and Five Napkin Burger that operate with a higher average customer check.  We believe that Bad Daddy’s Burger Bar has an advantage in the handcrafted quality of its food, distinctiveness of its atmosphere and uniqueness of its menu offerings.  Nevertheless, Bad Daddy’s Burger Bar may be at a competitive disadvantage to other restaurant chains with greater name recognition.

Intellectual Property

We have registered our mark “Good Times! Drive Thru Burgers”(SM) with the State of Colorado.  We have also registered our mark “Good Times Burgers & Frozen Custard” federally and with the State of Colorado.  We received approval of our federal registration of “Good Times” in 2003.  In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “5280 Lifestyle Menu,” “Big Daddy Bacon Cheeseburger,” “Chicken Dunkers,” “Happiness Made To Order,” “Mighty Deluxe,” “Mile High Sliders,” “Pawbender,” “Spoonbender,” “Wild Fries,” and “Wild Dippin’ Sauce.” Our trademarks expire between 2014 and 2018.

BDI has registered the mark “Bad Daddy’s Burger Bar” with the United States Patent and Trademark Office.  BDI owns this mark and licenses it to BDFD.  The license agreement does not significantly limit BDFD’s right and ability to use or license the use of the mark.

The trademarks and the proprietary aspects of the Bad Daddy’s Burger Bar operating system, such as for example operating manuals, unique design elements and the unique equipment of the restaurants and the unique recipes, are owned by BDI.  BDI has licensed the trademarks and such intellectual property aspects to BDFD for its use in sublicensing and franchising the Bad Daddy’s Burger Bar restaurants. The license fee is $1,000 per year and the term of the license is the longer of 30 years or the term of any Bad Daddy’s Burger Bar franchise agreement. BDFD is obligated to use such intellectual property in accordance with reasonable directions from BDI and the license can be terminated following any breach of the foregoing by BDFD which is not cured within 60 days after written notice of such breach. Because of BDI’s 52% ownership of BDFD and its designation of a majority of the BDFD Managers, along with BDFD’s intention to use the intellectual property in an improved manner, the Company views the possibility of such termination to be remote.

Government Regulation

Each of our restaurants is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located.  Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.  Federal and state environmental regulations have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions.  In addition, we are subject to the Americans With Disabilities Act, which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped.  Management believes that we are in compliance with the Americans With Disabilities Act.

We are also subject to federal and state laws regulating franchise operations, which vary from registration and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating franchise relationships.  Many state franchise laws impose restrictions on the franchise agreements, including limitations on non-competition provisions and the termination or non-renewal of a franchise.  Some states require that franchise materials be registered before franchises can be offered or sold in that state.

 In addition, each Bad Daddy’s Burger Bar restaurant requires a liquor license and adherence to the attendant laws and requirements regulating the serving and consumption of alcohol.  Alcoholic beverage control regulations govern various aspects of these restaurants’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.  Typically, licenses to sell alcoholic beverages will require annual renewal and may be suspended or revoked at any time for cause, the definition of which varies by locality.

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

Special Note About Forward-Looking Statements:  From time to time the Company makes oral and written statements that reflect the Company's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company.  A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions.  Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Forward-looking statements are related to, among other things:

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

•

future capital expenditures;

•

our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2014,

•

the sufficiency of the supply of commodities and labor pool to carry on our business;

•

success of advertising and marketing activities;

•

the absence of any material adverse impact arising out of any current litigation in which we are involved;

•

impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

•

expectations regarding competition and our competitive advantages;

•

impact of our trademarks, service marks, and other proprietary rights; and

•

effectiveness of our internal control over financial reporting.

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

changes in disposable income; consumer spending trends and habits; increased competition in the quick service restaurant market; costs and availability of food and beverage inventory; our ability to attract qualified managers, employees, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards, policies and practices or related interpretations by auditors or regulatory entities.

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

We have accumulated losses. We have incurred losses in every fiscal year in our 26 years since inception except in four fiscal years.  As of September 30, 2013 we had an accumulated deficit of $19,264,000.  We may have a loss for the current fiscal year ending September 30, 2014 or we may not be profitable.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected. We must increase same store sales at our existing restaurants to attain profitability, which we have done for the past 13 consecutive quarters.  Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.  If our same store sales decrease, and our other operating costs increase, our ability to attain profitability will be adversely affected.

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

Our operations are susceptible to the cost of and changes in food availability which could adversely affect our operating results.  Our profitability depends in part on our ability to anticipate and react to changes in food costs.  Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain.  We enter into annual contracts with our chicken and other miscellaneous suppliers.  Our contracts for chicken are fixed price contracts.  Our contracts for beef are generally based on current market prices plus a processing fee.  Changes in the price or availability of chicken or beef or other commodities could materially adversely affect our profitability.  We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results.  In addition, because we provide a “value-priced” product, we may not be able to pass along price increases to our customers.

Macroeconomic conditions could affect our operating results. The recent economic downturn, continuing disruptions in the overall economy, including the ongoing impacts of the housing crisis, high unemployment and financial and market volatility, and the related declines in business and consumer confidence, adversely affected customer traffic and sales throughout the restaurant industry, including the QSR category.  For example, our same store sales decreased in fiscal 2008, fiscal 2009 and the first ten months of fiscal 2010.  If the economy experiences a further downturn or there are continued uncertainties regarding economic recovery, consumer spending may be affected, which may adversely affect our sales in the future.  A proliferation of heavy discounting by our major competitors may also negatively affect our sales and operating results.

Price increases may impact customer visits.  We may make price increases on selected menu items in order to offset increased operating expenses we believe will be recurring.  Although we have not experienced significant consumer resistance to our past price increases, future price increases may deter customers from visiting our restaurants or affect their purchasing decisions.

The hamburger restaurant market is highly competitive. The hamburger restaurant market is highly competitive.  Our competitors in the QSR segment include many recognized national and regional fast-food hamburger restaurant chains, such as McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box and Culver’s.  We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service.  Most of our competitors have greater financial resources, marketing programs and name recognition than we do.  Discounting by our QSR competitors may adversely affect the revenues and profitability of our restaurants.

While Bad Daddy’s Burger Bar operates in the “better burger” restaurant segment, it offers a relatively broad menu and competes with other full service restaurants such as Chili’s, Red Robin and other local and regional full service restaurants.  Additionally, customers of both our Good Times Burgers & Frozen Custard restaurants and new Bad Daddy’s Burger Bar restaurants are also customers of fast casual hamburger restaurants such as Five Guys Burgers & Fries and Smashburger.

Sites for new restaurants may be difficult to acquire.  Location of our restaurants in high-traffic and readily accessible areas is an important factor for our success.  Our Good Times Burgers & Frozen Custard drive-through restaurants require sites with specific characteristics and there are a limited number of suitable sites available in our geographic markets.  Bad Daddy’s Burger Bar restaurants will be operated out of leased in-line retail locations as opposed to freestanding Good Times Burgers & Frozen Custard locations.  Since suitable locations are in great demand, in the future we may not be able to obtain optimal sites for either of our restaurant concepts at a reasonable cost.  In addition, we cannot assure you that the sites we do obtain will be successful.

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

We depend on key management employees.  We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our president and chief executive officer, and Scott LeFever, our vice president of operations.  Although we have entered into an employment agreement with Mr. Hoback, he may voluntarily terminate his employment with us at any time.  In addition, we do not currently maintain key-person insurance on Messrs. Hoback’s or LeFever’s life.  The loss of Messrs. Hoback’s or LeFever’s services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs.  These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, child labor regulations and sales taxes.  Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits may increase our operating costs.

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

Our Bad Daddy’s Burger Bar restaurants will also be subject to state and local laws that regulate the sale of alcoholic beverages.  Alcoholic beverage control regulations will govern various aspects of these restaurants’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.  Typically, licenses to sell alcoholic beverages will require annual renewal and may be suspended or revoked at any time for cause, the definition of which varies by locality.  The failure of any of our Bad Daddy’s Burger Bar restaurants to timely obtain and maintain any required licenses, permits or approvals to serve alcoholic beverages could delay or prevent the opening of a new restaurant or prevent regular day-to-day operations, including the sale of alcoholic beverages, at a restaurant that is already operating, any of which would adversely affect our business.

Health concerns relating to the consumption of beef, chicken or other food products could affect consumer preferences and could negatively impact our results of operations.  Like other restaurant chains, consumer preferences could be affected by health concerns about the avian influenza, also known as bird flu, or the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.  This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants.  If we react to the negative publicity by changing our concept or our menu we may lose customers who do not prefer the new concept or menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make our restaurants profitable.  In addition, we may have different or additional competitors for our intended customers as a result of a concept change and may not be able to compete successfully against those competitors.  A decrease in customer traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Risks Related to Bad Daddy’s Relationship

Our ability to succeed with the Bad Daddy’s Burger Bar restaurant concept will require significant capital expenditures and management attention.  We believe that new openings of Bad Daddy’s Burger Bar restaurants are likely to serve as the primary driver of our new unit growth and increased profitability over the longer term based on the unit economics of that concept.  Our ability to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new Good Times Burgers & Frozen Custard restaurant, including customer acceptance of and competition with the Bad Daddy’s Burger Bar concept.  If the “ramp-up” period for new Bad Daddy’s Burger Bar restaurants does not meet our expectations, our operating results may be adversely affected.  There can be no assurance that we will be able to successfully develop and grow the Bad Daddy’s Burger Bar concept to a point where it will become profitable or generate positive cash flow.  We may not be able to attract enough customers to meet targeted levels of performance at new Bad Daddy’s Burger Bar restaurants because potential customers may be unfamiliar with the concept or the atmosphere or menu might not be appealing to them.  If we cannot successfully execute our growth strategies for Bad Daddy’s Burger Bar, our business and results of operations may be adversely affected.

Our growth, including the development of Bad Daddy’s Burger Bar restaurants, may strain our management and infrastructure.  In addition to new openings of Bad Daddy’s Burger Bar restaurants, we also plan to remodel and reimage existing Good Times Burgers & Frozen Custard restaurants.  In addition, we believe there may be opportunities to open or franchise new Good Times Burgers & Frozen Custard restaurants from time to time, although we believe that new openings of Bad Daddy’s Burger Bar restaurants are likely to serve as the primary driver of new unit growth and increased profitability over the longer term based on the unit economics of the concept.  This growth will increase our operating complexity and place increased demands on our management and infrastructure, including our current restaurant management systems, financial and management controls, and information systems.  If our infrastructure is insufficient to support our growth, our ability to open new restaurants, including the development of the Bad Daddy’s Burger Bar concept, would be adversely affected.

Bad Daddy’s Burger Bar is subject to all of the risks of a relatively new business, including competition, and there is no guarantee of a return on our capital investment into BDFD or BD OF COLO.  Bad Daddy’s Burger Bar is a relatively new business concept.  Existing Bad Daddy’s Burger Bar restaurants have been in existence for approximately three years and are currently located in North Carolina and South Carolina.  Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful.  There is no guarantee that BDFD will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when such franchises are granted, the restaurants developed by franchisees will be successful.  There is also substantial uncertainty that the BDFD franchising business will be successful in view of the facts that BDFD has sold only one Bad Daddy’s Burger Bar restaurant franchise to date and that the restaurant franchising business is very competitive.  If BDFD is unsuccessful in attracting Bad Daddy’s Burger Bar franchisees and accordingly attaining broad-based consumer recognition of the Bad Daddy’s Burger Bar restaurants, it could adversely affect the revenues of the Company’s Bad Daddy’s Burger Bar restaurants.

Under the operating agreement of BDFD, there will be no distribution of any net cash profits during the first three years unless approved by all the Class A members of BDFD.  We have acquired a 48% voting ownership interest in BDFD in exchange for an initial capital contribution of $750,000, of which we paid the first $375,000 installment on April 15, 2013 and we paid the second $375,000 installment in December 2013.  The operating agreement of BDFD provides that the Company and BDI may be required to make additional capital contributions to BDFD of up to an aggregate of $1,000,000 upon written request of BDFD’s Board of Managers.  Such additional capital contributions, if required, will be in accordance with the Company’s and BDI’s then respective percentage interests in BDFD.  Accordingly, the Company’s portion of such additional capital contributions, if required, prior to any change in BDFD ownership, will be up to $480,000.  If the additional capital contributions are required under the BDFD operating agreement, the Company intends to pay its required portion out of working capital reserves.  However, if the Company does not have sufficient working capital reserves at the time the capital call is made, the Company may have to obtain funds from other sources and such funds may not be available to the Company on favorable terms or at all.

Under the operating agreement of BDFD, there will be no distribution of any net cash profits during the first three years unless approved by all the Class A members of BDFD.  Thus, we may not receive any return on our initial capital contribution to BDFD, or any subsequent additional capital contribution we may be required to make, during the first three years of BDFD’s operations.

The Company does not have a majority voting interest in BDFD and the Company’s Management Services Agreement with BDFD has a limited term of three years.  The Company has acquired a 48% voting membership interest in BDFD, with the remaining 52% voting membership interest in BDFD currently held by BDI.  The operating agreement of BDFD provides that BDFD will be managed by its five-member Board of Managers, which currently consists of three members designated by BDI and two members designated by the Company.  Accordingly, the Company does not have a majority voting interest in BDFD, nor does it control a majority of the Board of Managers.  As a consequence, the Company will not be able to control certain decisions regarding BDFD.  Among other things, the annual budget of BDFD will be approved by a majority of the Board of Managers, which majority may be achieved without the participation of the Company’s designated managers.

The Company will provide management services to BDFD pursuant to the terms of a Management Services Agreement.  However, the term of the Management Services Agreement between the Company and BDFD is limited to three years and may be terminated earlier in accordance with the terms of the agreement.  Among other things, BDFD may terminate the Management Services Agreement prior to the end of its three-year term based on the failure of BDFD to achieve certain franchise sales goals.  If BDFD terminates the Management Services Agreement prior to the end of its three-year term, or if the Management Services Agreement is not renewed by the parties at the end of three years, the Company will not have a right to manage BDFD or receive any management fee in connection therewith.

If the Company fails to comply with the development schedule under its license agreement with BDFD, it will lose its exclusive development rights in Colorado and its additional development rights in Arizona and Kansas.  The License Agreement requires that BD of Colo develop at least two restaurants per year in Colorado over a five-year period, after which BD of Colo may elect to develop additional Bad Daddy’s Burger Bar restaurants in Colorado in numbers determined by it.  In the event that the Company fails to comply with such development schedule, then (i) the Company’s right to develop any additional Bad Daddy’s Burger Bar restaurants in Colorado under the License Agreement will thereafter terminate automatically and (ii) BDFD may establish, operate or grant to other third parties the right to establish or operate Bad Daddy’s Burger Bar restaurants in Colorado (subject to BD of Colo’s territory rights with respect to any existing restaurant).  Accordingly, if BD of Colo fails to meet its development schedule, it will lose its exclusive right to develop Bad Daddy’s Burger Bar restaurants in Colorado.

In addition, pursuant to the operating agreement of BDFD, BD of Colo has a right to develop Bad Daddy’s Burger Bar restaurants in Arizona and Kansas (to the extent that such territory is not then subject to development rights by or part of the protected territory right of any third party franchisee) subject to approval of BDFD’s Board of Managers, conditioned on certain performance requirements with respect to its Colorado restaurants, and pursuant to a minimum development schedule to be agreed upon with BDFD for Kansas and Arizona.  If BD of Colo fails to meet such performance results with respect to its Colorado restaurants or fails to meet its development schedule for Arizona or Kansas, it will not have any right to develop additional Bad Daddy’s Burger Bar restaurants in Arizona and Kansas.

If the Company’s license agreement with BDFD is terminated, the Company will lose all rights to use the Bad Daddy’s Burger Bar name and intellectual property.  The Company has entered into a license agreement with BDFD for an initial term of 10 years, which is thereafter renewable by the Company for two additional 10-year terms.  The license agreement may be terminated by BDFD in the event of any uncured default by the Company thereunder.  In the event of termination, the license agreement provides that BDFD will have an option to purchase the Company’s Bad Daddy’s Burger Bar restaurants for a price mutually agreed by the parties or their independently appraised value.  Alternatively, if BDFD does not exercise its purchase option, the Company must modify the restaurants to eliminate the use of the Bad Daddy’s Burger Bar name and intellectual property.  If any of such events were to occur, our results of operations would be adversely affected.

BDI has a drag-along right regarding the Company’s interest in BDFD in the event that BDI proposes to sell its interests in BDFD after the fifth anniversary of the Company’s investment in BDFD.  The operating agreement contains drag-along rights allowing BDI to require the Company to participate in a proposed sale of BDFD or all of its outstanding ownership interests if approved by BDI and its designated managers at any time after April 15, 2018 (the fifth anniversary of the Company’s investment in BDFD), subject to certain conditions.  Thus, after five years, BDI could force the Company to sell its membership interest in BDFD in a transaction which is not approved by the Company or its designated managers of BDFD and which may not be in the Company’s best interest.  That is, with regard to such a forced sale what may be deemed by BDI for its own particular reasons and circumstances to be an advantageous time for it to sell its interest in BDFD may be a disadvantageous time for the Company to sell under its particular circumstances.

Conflicts of interest may arise as a result of the Company’s status as a substantial owner of BDFD and its status as a licensee of BDFD.  The Company is both a 48% owner of BDFD and a licensee of BDFD.  In its capacity as a substantial owner and manager of BDFD, the Company will be obligated to require BDFD franchisees to comply with all of the terms of their franchise agreements.  This in turn may make it unfeasible as a practical matter for BD of Colo to obtain consents from BDFD for variations of such terms that the Company believes are appropriate for the particular circumstances of the BD of Colo restaurants.  For example, the Company may wish to be able to add a non-standard menu item to its Bad Daddy’s Burger Bar restaurants which will be uniquely popular in a particular geographic location which under such circumstances BDFD would normally allow but which it would not wish to allow for other licensees. In that event, BDFD may nonetheless not permit such a variation by the Company because of a possible claim that it is preferentially treating a BDFD insider.

Risks Related to the Ownership of Our Securities

Our principal stockholder has significant voting power and may take actions that may not be in the best interests of our other stockholders.  SII beneficially owns approximately 32.9% of our outstanding common stock.  In addition, by virtue of its ownership of Series C Convertible Preferred Stock, SII will continue to have certain rights and preferences over the holders of our common stock. The Class C Convertible Preferred Stock also votes together with the common stock, on an as-if-converted basis, on the election of directors and all other matters that come before the stockholders of the Company.  As a result, SII will continue to have significant influence regarding the strategic direction and/or capital structure of the Company.  This concentration of ownership and voting power may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interests of our other stockholders.

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

Because we currently qualify as a “smaller reporting company,” our non-financial and financial information are less than is required by non-smaller reporting companies.

Currently we qualify as a “smaller reporting company.”  The “smaller reporting company” category includes companies that (1) have a common equity public float of less than $75 million or (2) are unable to calculate their public float and have annual revenue of $50 million or less, upon entering the system.  A smaller reporting company prepares and files SEC reports and registration statements using the same forms as other SEC reporting companies, though the information required to be disclosed may differ and be less comprehensive.  Regulation S-X contains the SEC requirements for financial statements, while Regulation S-K contains the non-financial disclosure requirements.

To locate the scaled disclosure requirements, smaller reporting companies will refer to the special paragraphs labeled “smaller reporting companies” in Regulation S-K.  As an example only, smaller reporting companies are not required to make risk factor disclosure in Item 1A of Form 10-K.  Other disclosure required by non-smaller reporting companies can be omitted in Form 10-K and Form 10-Q by smaller reporting companies.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

We currently lease approximately 3,700 square feet of space for our executive offices in Golden, Colorado for approximately $63,000 per year under a lease agreement which expires in December 2013 and is month to month thereafter. The space is leased from The Bailey Company, a significant stockholder in the Company, at their corporate headquarters.

As of December 9, 2013, Good Times has an ownership interest in twenty-five Good Times units, all of which are located in Colorado.  Seven of these restaurants are held in a joint venture limited partnership of which Good Times is the general partner.  Good Times has a 50% interest in six of the partnership restaurants and a 78% interest in one restaurant. There are eighteen Good Times units that are wholly owned by Good Times.

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

	2012			2013
QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

December 31, 2011	$ 1.76	$ 1.06	December 31, 2012	$ 3.38	$ 1.20
March 31, 2012	$ 1.46	$ .71	March 31, 2013	$ 3.48	$ 2.26
June 30, 2012	$ 5.98	$ .90	June 30, 2013	$ 3.60	$ 2.78
September 30, 2012	$ 2.29	$ 1.15	September 30, 2013	$ 3.41	$ 2.00

As of December 9, 2013 there were approximately 900 holders of record of our Common Stock.  However, management estimates that there are not fewer than 1,050 beneficial owners of our Common Stock.

As of December 9, 2013 all of our outstanding Series C Convertible Preferred Stock is held by SII.

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

Recent Sales of Registered Securities:  On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Net proceeds from the transaction were approximately $4,659,000. We intend to use the net proceeds from this offering for our remaining required equity contribution to BDFD; for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colo; and as working capital reserves and future investment at the discretion of our Board of Directors.

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

Disclosure with Respect to the Company’s Equity Compensation Plans: We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options granted under our 2001 Good Times Restaurants Stock Option Plan, 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan.  Pursuant to stockholder approval in September 2012 the total number of shares available for issuance under the 2008 plan was increased to 500,000. For additional information, see Note 8, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2013.

Equity Compensation Plan Information:
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-options	324,853	$4.35	175,146
Total	324,853	$4.35	175,146

ITEM 6.

SELECTED FINANCIAL DATA

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

The following presents certain historical financial information of the Company.  This financial information includes the combined operations of the Company and its subsidiaries for the fiscal years ended September 30, 2009 to 2013. Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

	September 30,
Operating Data:	2013	2012	2011	2010	2009
Restaurant sales	$ 22,523,000	$ 19,274,000	$ 20,183,000	$ 20,390,000	$ 22,079,000
Franchise fees and royalties	369,000	432,000	420,000	473,000	536,000
Total Net Revenues	22,892,000	19,706,000	20,603,000	20,863,000	22,615,000
Restaurant Operating Costs
Food and packaging costs	7,655,000	6,592,000	7,241,000	7,181,000	7,423,000
Payroll and other employee benefit costs	7,809,000	6,691,000	7,043,000	7,359,000	7,663,000
Occupancy and other operating costs	4,345,000	3,939,000	4,172,000	4,331,000	4,529,000
New store pre-opening costs	99,000	-	-	-	15,000
Depreciation and amortization	719,000	795,000	888,000	943,000	1,172,000
Total restaurant operating costs	20,627,000	18,017,000	19,344,000	19,814,000	20,802,000
Selling, General & Administrative costs	2,608,000	2,154,000	2,038,000	2,638,000	2,814,000
Franchise costs	67,000	60,000	70,000	124,000	161,000
Loss (Gain) on restaurant assets	(18,000)	(51,000)	(184,000)	199,000	(28,000)
Loss from Operations	($392,000)	($474,000)	($665,000)	($1,912,000)	($1,134,000)
Other Income and (expenses)
Unrealized gain (loss) on interest rate swap	-	20,000	27,000	3,000	(87,000)
Other income (expense)	(6,000)	(15,000)	22,000	-	-
Affiliate investment income (loss)	(102,000)	-	-	-	-
Interest income (expense), net	(44,000)	(199,000)	(279,000)	(598,000)	(261,000)
Total other income (expense)	(152,000)	(194,000)	(230,000)	(1,185,000)	(566,000)
Net Loss from continuing operations	($544,000)	($668,000)	($895,000)	($2,507,000)	($1,482,000)
Loss from discontinued operations	-	-	-	(590,000)	(218,000)
Net Loss	($544,000)	($668,000)	($895,000)	($3,097,000)	($1,700,000)
Income attributable to non-controlling interest	(143,000)	(109,000)	(118,000)	165,000	54,000
Net Loss attributable to Good Times Restaurants Inc.	($687,000)	($777,000)	($1,013,000)	($2,932,000)	($1,646,000)
Preferred stock dividends	120,000	-	-	-	-
Net Loss attributable to common shareholders	($807,000)	($777,000)	($1,013,000)	($2,932,000)	($1,646,000)
Basic and Diluted Loss Per Share	($.27)	($.29)	($.42)	($2.26)	($1.26)
Balance Sheet Data:
Working Capital (Deficit)	$ 4,836,000	$ 848,000	($488,000)	($1,869,000)	($1,200,000)
Total assets	9,875,000	7,061,000	6,999,000	8,318,000	10,254,000
Non-controlling interest in partnerships	242,000	203,000	215,000	274,000	428,000
Long-term debt	96,000	139,000	2,067,000	3,005,000	2,478,000
Stockholders' equity	$ 7,321,000	$ 3,260,000	$ 2,520,000	$ 1,694,000	$ 4,378,000

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues: Net revenues for fiscal 2013 increased $3,186,000 (+16.2%) to $22,892,000 from $19,706,000 for fiscal 2012.  Same store restaurant sales increased $2,271,000 (+11.9%) during fiscal 2013. Restaurants are included in same store sales after they have been open a full fifteen months.  Restaurant sales increased $1,738,000 due to three restaurants purchased from franchisees in fiscal 2012 and 2013. Restaurant sales decreased $59,000 due to two company-owned restaurants not included in same store sales, one non-traditional location and one severely affected by road construction. Restaurant sales decreased $701,000 due to two company-owned restaurants sold in fiscal 2012. Net revenues decreased $63,000 in fiscal 2013 due to a decrease in franchise royalties and fees.

The positive same store sales results for fiscal 2013 reflect the continuation of the positive momentum we experienced in fiscal 2011 and 2012 when same store sales increased 6.2% and 3.1%, respectively. In addition we introduced a limited breakfast menu in November 2012 and total net revenues for breakfast were approximately $1,700,000 for fiscal 2013.

Our outlook for fiscal 2014 is cautiously optimistic based on the last three years of positive sales trends; however our sales trends are influenced by many factors and the macroeconomic environment remains challenging for smaller restaurant chains.  Our average transaction decreased slightly in fiscal 2013 compared to fiscal 2012 with the addition of breakfast, while our total customer traffic increased in excess of 12%. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Average restaurant sales for company-owned and co-developed restaurants (including double drive thru restaurants and restaurants with dining rooms but excluding dual brand restaurants and out of market restaurants) for fiscal 2012 and 2013 were as follows:

	Fiscal 2013	Fiscal 2012
Company-operated	$903,000	$807,000

Company operated restaurants’ sales range from a low of $613,000 to a high of $1,734,000.

For factors which may affect future results of operations, please refer to a discussion of planned product and system changes discussed in the section entitled “Business Strategy” in Item 1 on pages 5 - 6 of this report.

Restaurant Operating Costs: Drive Thru restaurant operating costs as a percent of restaurant sales were 91.1% for fiscal 2013 compared to 93.5% in fiscal 2012.

The changes in restaurant-level costs are explained as follows:

Drive Thru Restaurant-level costs for the period ended September 30, 2012	93.5%
Decrease in food and packaging costs	(.2%)
Payroll and other employee benefit costs	(.1%)
Decrease in occupancy and other operating costs	(1.2%)
Decrease in depreciation and amortization costs	(.9%)
Drive Thru Restaurant-level costs for the period ended September 30, 2013	91.1%

New store preopening costs of $99,000, included in total restaurant operating costs, were related to the first Bad Daddy’s restaurant that is expected to open in January 2014.

Food and Packaging Costs: Food and packaging costs for fiscal 2013 increased $1,063,000 from $6,592,000 (34.2% of restaurant sales) in fiscal 2012 to $7,655,000 (34% of restaurant sales).

In fiscal 2013 our weighted food and packaging costs increased approximately 1.3% compared to fiscal 2012.  The total menu price increases taken during fiscal 2013 were 2.2%.   We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2014.  However, we anticipate our food and packaging costs as a percentage of sales will decrease slightly in fiscal 2014 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs: For fiscal 2013, payroll and other employee benefit costs increased $1,118,000 from $6,691,000 (34.7% of restaurant sales) in fiscal 2012 to $7,809,000 (34.7% of restaurant sales).

The increase in payroll and other employee benefit expenses is primarily due to the increase in restaurant sales. Additionally with the implementation of breakfast in November 2012 our payroll and employee benefit costs were abnormally high during the first six months of fiscal 2013 due to training and over staffing to handle the additional sales. Because payroll costs are semi-variable in nature they normally decrease as a percentage of restaurant sales when there is an increase in restaurant sales, however the lower average customer expenditure at breakfast somewhat mitigates this decrease. Payroll and other employee benefits increased approximately $603,000 in fiscal 2013 due to three restaurants purchased from franchisees in fiscal 2012 and 2013 and decreased approximately $293,000 in fiscal 2013 due to two company-owned restaurants sold in 2012.  We anticipate payroll and other employee benefit costs will decrease as a percentage of sales in fiscal 2014 due to the operating leverage on increasing sales.

Occupancy and Other Operating Costs: For fiscal 2013, occupancy and other operating costs increased $406,000 from $3,939,000 (20.4% of restaurant sales) in fiscal 2012 to $4,345,000 (19.3% of restaurant sales).  The $406,000 increase in occupancy and other costs is primarily attributable to:

A decrease of $214,000 in occupancy and other restaurant operating costs due to the two restaurants sold in fiscal 2012.

The decrease above was offset by the following increases:

•

Increase of $310,000 in occupancy and other restaurant operating costs due to the three restaurants purchased from franchisees in fiscal 2012 and 2013.

•

Increases in various other restaurant operating costs of $125,000 at existing restaurants comprised primarily of repairs and maintenance, property taxes, utility costs and bank fees.

•

Increase in rent expense of $107,000 due to two sale leaseback transactions completed in fiscal 2013.

•

An increase of $78,000 to our liability for the accretion of deferred rent in fiscal 2013.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

New Store Preopening Costs: In fiscal 2013 we incurred $99,000 of preopening costs related to the first new Bad Daddy’s restaurant which is expected to open in January 2014. Costs for this initial store opening will be higher than normal due to payroll, travel and lodging costs incurred to train the management team in North Carolina at an existing Bad Daddy’s franchisee.

Depreciation and Amortization Costs: For fiscal 2013, depreciation and amortization costs decreased $76,000 from $795,000 in fiscal 2012 to $719,000.  Depreciation costs primarily decreased due to the two restaurants sold in fiscal 2012 as well as due to declining depreciation expense in our aging company-owned and joint-venture restaurants.

General and Administrative Costs: For fiscal 2013, general and administrative costs increased $345,000 from $1,358,000 (6.9% of total revenues) in fiscal 2012 to $1,703,000 (7.4% of total revenues).

The $345,000 increase in general and administrative expenses in fiscal 2013 is primarily attributable to:

•

Increase in payroll and employee benefit costs of $132,000 due to the reinstatement of certain management level salaries that were reduced in fiscal 2009 and 2010, as well as an increase in health insurance costs.

• Increase in professional services and financial relations costs of $50,000.
• Increase in incentive stock option compensation expense of $101,000.
• Net increases in various other expenses of $62,000.

Advertising Costs: For fiscal 2013, advertising costs increased $109,000 from $796,000 (4.1% of restaurant sales) in fiscal 2012 to $905,000 (4% of restaurant sales).

Contributions are made to the advertising materials fund and regional advertising cooperative based on a percentage of sales.  The contribution remained the same for fiscal 2013 compared to fiscal 2012.

We anticipate that fiscal 2014 advertising expense will remain consistent with fiscal 2013 and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4% of restaurant sales.

Franchise Costs: For fiscal 2013 franchise costs increased $7,000 from $60,000 (.3% of total revenues) in fiscal 2012 to $67,000 (.3% of total revenues).

Gain on Restaurant Asset Sales: For fiscal 2013 the gain on restaurant asset sales decreased to $18,000 compared to $51,000 in fiscal 2012.  The gain on restaurant assets sales in fiscal 2013 is comprised of a $25,000 deferred gain on a previous sale lease-back transaction, a $67,000 gain on a current sale lease-back transaction for one company-owned restaurant, offset by a $74,000 loss to write off the assets of an under-performing restaurant that was closed in September 2013.

Loss from Operations: The loss from operations was $392,000 in fiscal 2013 compared to a loss from operations of $474,000 in fiscal 2012. The decrease in loss from operations for the fiscal year is due primarily to matters discussed in the "Restaurant

Operating Costs", "General and Administrative Costs", “Franchise Costs” and “Gain on Restaurant Asset Sales” sections above.

Net Loss: The net loss was $544,000 for fiscal 2013 compared to $668,000 in fiscal 2012.  The change from fiscal 2012 to fiscal 2013 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", "Selling, General and Administrative Costs" and "Franchise Costs" sections of Item 6, as well as 1) a decrease in net interest expense of $155,000 compared to the same prior year period; and 2) an affiliate investment loss of $102,000 in fiscal 2013.

Net interest expense decreased in fiscal 2013 compared to the same prior year period due to the payoff of the notes payable to Wells Fargo Bank and PFGI II.

The net loss from affiliate investment activities consists of the Company’s share of net earnings or loss of its affiliates as they occur. The loss from investment activities is related to our 48% ownership in BDFD which is a result of initial costs of developing the Bad Daddy’s franchise program.

Income Attributable to Non-controlling Interests: For fiscal 2013 the income attributable to non-controlling interests was $143,000 compared to $109,000 in fiscal 2012. The loss from non-controlling interest represents the limited partner’s share of income in the co-developed restaurants.

Net Loss Attributable to Common Shareholders: For fiscal 2013 the net loss attributable to common shareholders includes dividends of $120,000 related to the Series C Convertible Preferred Stock transaction completed with SII on September 28, 2012.

Liquidity and Capital Resources

Cash and Working Capital:

As of September 30, 2013, we had a working capital excess of $4,836,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase if and when new Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2014 and beyond.

Financing:

Public Offering: On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share.

We intend to use the $4,659,000 net proceeds from this offering for our remaining required equity contribution to BDFD; for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colo; and as working capital reserves and future investment at the discretion of our Board of Directors.

Wells Fargo Note Payable:  The balance of our loan from Wells Fargo Bank, N.A. (“Wells Fargo”) at September 30, 2012 was $232,000. We used a portion of the proceeds received by the Company from the sale of Series C Convertible Preferred Stock to SII to pay in full the outstanding balance, along with the associated interest rate swap with Wells Fargo in October, 2012.

PFGI II LLC Promissory Note: The balance of our loan from PFGI II LLC at September 30, 2012 was $1,318,000. On November 30, 2012 we entered into a sale lease-back transaction on the Firestone property with net proceeds of $1,377,000 and we used $765,000 to pay down the PFGI II Note. The remaining balance of $541,000 was paid on January 25, 2013 from the proceeds of another sale leaseback transaction.

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

Cash Flows:

Net cash provided by operating activities was $703,000 for fiscal 2013 compared to net cash used in operating activities of $22,000 in fiscal 2012.  The increase in net cash provided by operating activities for fiscal 2013 was the result of a net loss of $544,000 and non-cash reconciling items totaling $1,247,000 (comprised principally of 1) depreciation and amortization of $719,000; 2) $171,000 of stock option compensation expense; 3) an $18,000 gain on asset sales; 4) an affiliate investment loss of $102,000; 5) a $352,000 increase in other accounts payable and other accrued liabilities; and 6) net increases in operating assets and liabilities totaling $79,000).

Net cash provided by investing activities in fiscal 2013 was $453,000 compared to $594,000 in fiscal 2012.  The fiscal 2013 activity reflects payments for the purchase of property and equipment of $2,506,000, proceeds from sale lease-back transactions of $3,329,000, a $375,000 investment in the BDFD affiliate and $5,000 of payments received on loans to franchisees.

Net cash provided by financing activities in fiscal 2013 was $4,371,000 compared to net cash used in financing activities of $803,000 in fiscal 2012.  The fiscal 2013 activity includes principal payments on notes payable and long term debt of $1,593,000, proceeds from the public offering of $6,158,000, $90,000 in dividends paid on the preferred stock and distributions to non-controlling interests in partnerships of $104,000.

Contingencies and Off-Balance Sheet Arrangements: We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities; however, if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sub-lessor of the lease.  Currently we have not been notified nor are we aware of any leases in default under which we are contingently liable.  However there can be no assurance that there will not be in the future, which could have a material adverse effect on our future operating results.

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

Notes Receivable: We evaluate the collectability of our note receivables from franchisees annually.  The aggregate notes receivable on the consolidated balance sheet at September 30, 2013 were $15,000.

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

An analysis was performed on a restaurant by restaurant basis at September 30, 2013.  Assumptions used in preparing expected cash flows were as follows:

•

Sales projections are as follows: Fiscal 2014 sales are projected to increase 6% with respect to fiscal 2013 and for fiscal years 2015 to 2028 we have used annual increases of 2% to 3%. The 6% increase in fiscal 2014 is due to current trends. We believe the 2% to 3% increase in the fiscal years beyond 2014 is a reasonable expectation of growth and that it would be unreasonable to expect no growth in our sales. These increases include menu price increases in addition to any real growth. Historically our weighted menu prices have increased 1.5% to 6%.

•

Our variable and semi-variable restaurant operating costs are projected to increase proportionately with the sales increases as well as increasing an additional 1.5% per year consistent with inflation.

•

Our other fixed restaurant operating costs are projected to increase 1.5% to 2% per year.

•

Food and packaging costs are projected to decrease approximately .5% as a percentage of sales in relation to our fiscal 2013 food and packaging costs as a result of menu price increases and other menu initiatives.

•

Salvage value has been estimated on a restaurant by restaurant basis considering each restaurant’s particular equipment package and building size.

Given the results of our impairment analysis at September 30, 2013 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2010 through 2013. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of September 30, 2013.

Variable Interest Entities: Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  We have one franchisee with a note payable to the Company and after analysis we have determined that, while this franchisee is a VIE, we are not the primary beneficiary of the entity, and therefore it is not required to be consolidated.

Fair Value of Financial Instruments: Fair value is established under a framework for measuring fair value under GAAP and enhances disclosure about fair value measurements.

New Accounting Pronouncements: There are no new accounting pronouncements that affect the Company.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two most recent fiscal years, Good Times has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

ITEM 9A.

CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 30, 2013, the Company’s Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. We have concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Nothing to report.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.

Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.

Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are furnished as part of this report:

Exhibit	Description

3.1

Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2

Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3

Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

3.4

Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)

3.5

Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

3.6

Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)

3.7

Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)

3.8

Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

3.9

Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)

3.10

Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed on August 30, 2013 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

4.2	Specimen A Warrant Certificate (previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on August 12, 2013) (File No. 333-188183) and incorporated herein by reference)
4.3

Form of Underwriter’s Warrant (previously filed as Exhibit 4.3 to the registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed June 26, 2013 (File No. 333-188183) and incorporated herein by reference)

4.4	Specimen B Warrant Certificate (previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on August 12, 2013) (File No. 333-188183) and incorporated herein by reference)
10.1

Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)

10.2

Employment Agreement dated as of October 1, 2007 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)

10.3

Securities Purchase Agreement dated October 29, 2010 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 3, 2010 (File No. 000-18590) and incorporated herein by reference)

10.4

Registration Rights Agreement dated December 13, 2010 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.5

Consent and Waiver dated December 13, 2010 by the stockholders named therein to Good Times Restaurants Inc. (previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed December 17, 2010 (File No. 000-18590) and incorporated herein by reference)

10.6

Financial Advisory Services Agreement dated April 6, 2012 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 11, 2012 (File No. 000-18590) and incorporated herein by reference) and incorporated herein by reference)

10.7

Securities Purchase Agreement dated June 13, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 19, 2012 (File No. 000-18590) and incorporated herein by reference)

10.8

Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 30, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.9

Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)

10.10

Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)

10.11

Letter Agreement dated December 5, 2012 between Good Times Restaurants Inc. and GT Burgers of Colorado, Inc. (previously filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.12

Amendment to Financial Advisory Services Agreement dated March 25, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.13

Subscription Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.14

Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC dated April 9, 2013 (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.15

Management Services Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.16

License Agreement dated April 9, 2013 between Bad Daddy’s Franchise Development, LLC and BD of Colorado LLC (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.17

Term Sheet for Joint Venture Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s International, LLC (previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.18

Consent and Waiver of Small Island Investments Limited dated June 3, 2013 (previously filed as Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-1 filed June 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.19

Amendment to Financial Advisory Services Agreement dated September 27, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Registration Statement on Form 8-K filed October 1, 2013 (File No. 333-188183) and incorporated herein by reference)

10.20	*Amendment to Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC dated October 31, 2013
21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
23.1	*Consent of HEIN & ASSOCIATES LLP
31.1	*Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	*Certification of Controller pursuant to Rule 13a-14(a)/15d-14(a)
32.1	*Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, filed with the SEC on December 27, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended September 30, 2013 and 2012, (ii) the Consolidated Balance Sheets at September 30, 2013 and 2012, (iii) the Consolidated Statement of Stockholders’ Equity at September 30, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

*Filed herewith

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Good Times Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Good Times Restaurants, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, Colorado

December 27, 2013

Good Times Restaurants Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 6,143,000	$ 616,000
Preferred stock sale receivable	0	1,500,000
Assets held for sale	0	1,380,000
Receivables, net of allowance for doubtful accounts of $0	193,000	145,000
Prepaid expenses and other	106,000	53,000
Inventories	184,000	159,000
Notes receivable	15,000	5,000
Total current assets	6,641,000	3,858,000
PROPERTY AND EQUIPMENT
Land and building	4,628,000	4,887,000
Leasehold improvements	3,247,000	3,241,000
Fixtures and equipment	7,420,000	7,369,000
	15,295,000	15,497,000
Less accumulated depreciation and amortization	(12,444,000)	(12,415,000)
	2,851,000	3,082,000
OTHER ASSETS:
Notes receivable, net of current portion	0	15,000
Goodwill	96,000	0
Investment in affiliate	273,000	0
Deposits and other assets	14,000	106,000
	383,000	121,000
TOTAL ASSETS	$ 9,875,000	$ 7,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations, net of discount of $0 and $7,000, respectively	$ 44,000	$ 1,586,000
Accounts payable	701,000	493,000
Deferred income	79,000	75,000
Other accrued liabilities	983,000	856,000
Total current liabilities	1,807,000	3,010,000
LONG-TERM LIABILITIES:
Debt and capital lease obligations	94,000	139,000
Deferred and other liabilities	653,000	652,000
Total long-term liabilities	747,000	791,000
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, 355,451 issued
and outstanding as of September 30, 2013 and 2012 (liquidation preference $1,500,000)	4,000	1,000
Common stock, $.001 par value; 50,000,000 shares
authorized, 4,926,214 and 2,726,214 shares issued and outstanding
as of September 30, 2013 and 2012, respectively	5,000	3,000
Capital contributed in excess of par value	26,334,000	21,510,000
Accumulated deficit	(19,264,000)	(18,457,000)
Total Good Times Restaurants Inc stockholders' equity	7,079,000	3,057,000
Non-controlling interest in partnerships	242,000	203,000
Total stockholders’ equity	7,321,000	3,260,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 9,875,000	$ 7,061,000

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Operations

	FOR THE YEARS ENDED SEPTEMBER 30,
	2013	2012
NET REVENUES:
Restaurant sales	$ 22,523,000	$ 19,274,000
Area development and franchise fees	13,000	18,000
Franchise royalties	356,000	414,000
Total net revenues	22,892,000	19,706,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	7,655,000	6,592,000
Payroll and other employee benefit costs	7,809,000	6,691,000
Restaurant occupancy costs	3,333,000	2,999,000
Other restaurant operating costs	1,012,000	940,000
Preopening costs	99,000	0
Depreciation and amortization	719,000	795,000
Total restaurant operating costs	20,627,000	18,017,000

General and administrative costs	1,703,000	1,358,000
Advertising costs	905,000	796,000
Franchise costs	67,000	60,000
Gain on restaurant asset sale	(18,000)	(51,000)
LOSS FROM OPERATIONS	(392,000)	(474,000)

Other INCOME (EXPENSES):
Interest income	3,000	4,000
Interest expense	(47,000)	(203,000)
Other income (expense)	(6,000)	(15,000)
Affiliate investment loss	(102,000)	0
Unrealized income on interest rate swap	0	20,000
Total other expenses, net	(152,000)	(194,000)
NET LOSS	($544,000)	($668,000)
Income attributable to non-controlling interests	(143,000)	(109,000)
NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	($687,000)	($777,000)
Preferred stock dividends	(120,000)	0
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	($807,000)	($777,000)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Good Times Restaurants, Inc	($.27)	($.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	2,967,310	2,726,214

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the period from October 1, 2011 through September 30, 2013

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares (1)	Par Value (1)	Capital Contributed in Excess of Par Value	Non- controlling interest in Partnerships	Accumulated Deficit	Total

BALANCES, October 1, 2011	0	$ 0	2,726,214	$ 3,000	$ 19,982,000	$ 215,000	$ (17,680,000)	$ 2,520,000

Stock issued	355,451	1,000			1,459,000			1,460,000
Stock option compensation cost					69,000			69,000
Non-controlling interest in Partnerships						(12,000)		(12,000)
Net Loss and comprehensive loss							(777,000)	(777,000)

BALANCES, September 30, 2012	355,451	$ 1,000	2,726,214	$ 3,000	$ 21,510,000	$ 203,000	$ (18,457,000)	$ 3,260,000

Par value adjustment		3,000			(4,000)			(1,000)
Issuance of common shares and warrants in public offering			2,200,000	2,000	4,657,000			4,659,000
Stock option compensation cost					171,000			171,000
Non-controlling interest in Partnerships						39,000		39,000
Net Loss and comprehensive loss							(687,000)	(687,000)
Preferred dividends							(120,000)	(120,000)

BALANCES, September 30, 2013	355,451	$ 4,000	4,926,214	$ 5,000	$ 26,334,000	$ 242,000	$ (19,264,000)	$ 7,321,000

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (544,000)	$ (668,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	719,000	795,000
Amortization of debt issuance costs	6,000	26,000
Accretion of deferred rent	40,000	(38,000)
Affiliate investment loss	102,000	0
Gain on disposal of property, restaurants and equipment	(18,000)	(51,000)
Stock option compensation cost	171,000	69,000
Unrealized income on interest rate swap agreement	0	(20,000)

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(48,000)	(47,000)
Inventories	(25,000)	32,000
Prepaid expenses and other	(53,000)	(6,000)
Deposits and other assets	1,000	(63,000)
(Decrease) increase in:
Accounts payable	208,000	(11,000)
Accrued and other liabilities	144,000	(40,000)
Net cash provided by (used in) operating activities	703,000	(22,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,506,000)	(314,000)
Proceeds from sale leaseback transactions	3,329,000	0
Proceeds from the sale of fixed assets	0	913,000
Investment in affiliate	(375,000)	0
Loans made to franchisees and to others	0	(16,000)
Payments received on loans to franchisees and to others	5,000	11,000
Net cash provided by investing activities	453,000	594,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and longterm debt	(1,593,000)	(650,000)
Proceeds (costs) from stock sales	6,158,000	(32,000)
Preferred dividend paid	(90,000)	0
Distributions to minority interest partner	(104,000)	(121,000)
Net cash provided by (used in) financing activities	4,371,000	(803,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,527,000	(231,000)
CASH AND CASH EQUIVALENTS, beginning of year	616,000	847,000
CASH AND CASH EQUIVALENTS, end of year	$ 6,143,000	$ 616,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 54,000	$ 171,000
Purchase of equipment with debt and capital leases	$ 0	$ 87,000
Receivable from sale of preferred stock	$ 0	$ 1,500,000
Preferred dividends declared	$ 30,000	$ 0

Good Times Restaurants Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies:

Organization – Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiaries Good Times Drive Thru Inc. (Drive Thru) and BD of Colorado LLC (Bad Daddy’s).

Drive Thru commenced operations in 1986 and, as of September 30, 2013, operates twenty-five company-owned and joint venture drive-thru fast food hamburger restaurants.  The Company’s restaurants are located in Colorado. In addition, Drive Thru has thirteen franchises, ten operating in Colorado, two in Wyoming and one in North Dakota, and is offering franchises for development of additional Drive Thru restaurants.

In April 2013 we entered into a series of agreements with Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”), and Bad Daddy’s Franchise Development, LLC, a North Carolina limited liability company (“BDFD”), to acquire the exclusive development rights for Bad Daddy’s Burger Bar restaurants in Colorado, additional restaurant development rights for Arizona and Kansas, and a 48% voting ownership interest in the franchisor entity, BDFD.

In April 2013 we formed a limited liability company, BD of Colorado LLC, for the purpose of developing and operating the franchised Bad Daddy’s Burger Bar restaurants. Good Times Restaurants Inc is the sole member of the limited liability company and its operations are included in the condensed consolidated financial statements included herein.

In April 2013, we executed a Subscription Agreement for the purchase of 4,800 Class A Units of BDFD, representing a 48% voting membership interest in BDFD, for the aggregate subscription price of $750,000.  The subscription price was payable in two equal installments, the first $375,000 installment was paid on the date of execution of the Subscription Agreement, and the remaining $375,000 installment was paid in December 2013. The Company accounts for this investment using the equity method.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiaries and one limited partnership, in which the Company exercises control as general partner. The Company owns an approximate 51% interest in the limited partnership, is the sole general partner and receives a management fee prior to any distributions to the limited partner.  Because the Company owns an approximate 51% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s financial statements.  The equity interest of the unrelated limited partner is shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partner’s share of the net income or loss as well as any cash distributions to the limited partner for the period. The limited partner’s share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

Basis of Presentation– The Company analyzes its operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  As most of the Company’s restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, the Company believes it appropriate to perform its analysis on a regional basis. During 2012 the Company closed two restaurants.  The operations related to these restaurants are reflected as part of continuing operations as they were within one continuing operating region. The Company had minimal gains in 2012 in connection with the sales of each of these restaurants and their combined operating losses were approximately $158,000 in 2012.

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

During the years ended September 30, 2013 and 2012 the Company incurred expenses of $6,000 and $15,000, respectively, and has a remaining lease liability of $68,000 as of September 30, 2013, related to a restaurant that was closed prior to 2011 and was previously classified as discontinued operations. Due to the insignificance of the amounts, the Company has reclassified such amounts as other expense in operations and as other liabilities on the consolidated balance sheet.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that at times may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000.  The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts.  Certain of the Company’s accounts exceeded the FDIC insured limits as of September 30, 2013.

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

Impairment of Long-Lived Assets – We review our long-lived assets including land, property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets and the expected cash flows are based on recent historical cash flows at the restaurant level

An analysis was performed for impairment at September 30, 2013 and given the results of our analysis there were no restaurants which are impaired.

Goodwill – The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of September 30, 2013, the Company had $96,000 of goodwill related to the purchase of a franchise operation on December 31, 2012. There was no impairment required to the acquired goodwill as of September 30, 2013.

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

Deferred Liabilities – Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $324,000 as of September 30, 2013) is reflected in the accompanying consolidated balance sheet as a deferred liability.  Also included in the $653,000 deferred and other liabilities balance is a $257,000 deferred gain on the sale of the building and improvements of one Company-owned restaurant in a sale leaseback transaction. The building and improvements were subsequently leased back from the third party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty year lease.

Revenue Recognition – Revenue from company restaurant sales is recognized when the food and beverage products are sold and are presented net of sales taxes.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2010 through 2013. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 30, 2013.

Net Income (Loss) Per Common Share – Basic Earnings per Share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 324,854 and 175,289 shares of common stock, and warrants for 3,795,000 and 70,871 shares of common stock, were not included in computing diluted EPS for 2013 and 2012, respectively, because their effects were anti-dilutive.

Financial Instruments and Concentrations of Credit Risk – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted.  Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees (see Note 5).

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 30, 2013 notes receivable totaled $15,000 and is due from one entity.  Additionally, the Company has other current receivables totaling $193,000, which includes $71,000 of franchise receivables, $46,000 due from an affiliate and $76,000 for a receivable from the advertising cooperative fund, which are all due in the normal course of business.

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

Stock-Based Compensation – Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). See Note 8 for additional information.

Variable Interest Entities – Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has one franchisee with a note payable to the Company.  This franchisee is a VIE, however, the franchisee is the primary beneficiary of the entity, not the Company.  Therefore it is not required to be consolidated.

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

Recent Accounting Pronouncements – There are no new accounting pronouncements that affect the Company.

2.

Debt and Capital Leases:

	2013	2012
Note payable with PFGI II, LLC was paid in full in January 2013	$ 0	$ 1,319,000
Note payable with Wells Fargo Bank, NA was paid in full in October 2012	0	232,000
Capital signage leases with Yesco, LLC with payments of principal and interest (8%) due monthly	102,000	129,000
Notes payable with Ally Financial with payments of principal and interest (1.9% to 3.9%) due monthly. The loans are secured by vehicles	36,000	52,000
Unamortized note discount related to warrants issued in connection with the above note payable with PFGI II, LLC	0	(7,000)
	138,000	1,725,000
Less current portion	(44,000)	(1,586,000)
Long term portion	$ 94,000	$ 139,000

In conjunction with the Wells Fargo Bank term loan, the Company had entered into a variable to fixed interest rate swap agreement with Wells Fargo Bank. In October 2012 the Wells Fargo loan and associated swap agreement were paid in full and terminated.

As of September 30, 2013, principal payments on debt become due as follows:

Years Ending September 30,
2014	$ 44,000
2015	46,000
2016	37,000
2017	11,000
$ 138,000

3.

Other Accrued Liabilities:

Other accrued liabilities consist of the following at September 30, 2013:

	2013	2012
Wages and other employee benefits	$ 305,000	$ 270,000
Taxes, other than income tax	505,000	436,000
Other	173,000	150,000

Total	$ 983,000	$ 856,000

4.

Commitments and Contingencies:

The Company’s office space, and the land and buildings related to the Drive Thru restaurant facilities are classified as operating leases and expire over the next 15 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2013 and 2012.

Following is a summary of operating lease activities:

Year Ended September 30, 2013
Minimum rentals	$ 2,131,000
Less sublease rentals	(424,000)
Net rent paid	$ 1,707,000

As of September 30, 2013, future minimum rental commitments required under the Company’s operating leases that have initial or remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending September 30,
2014	$ 2,065,000
2015	1,767,000
2016	1,633,000
2017	1,639,000
2018	1,625,000
Thereafter	7,183,000
15,912,000
Less sublease rentals	(2,453,000)
$ 13,459,000

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

5.

Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30:

	2013		2012
	Current	Long Term	Current	Long Term
Deferred assets (liabilities):
Tax effect of net operating loss carry-forward (includes $8,400 of charitable carry-forward)	$ 0	$ 2,733,000	$ 0	$ 2,666,000
Partnership basis difference	0	168,000	0	148,000
Deferred revenue	0	107,000	0	117,000
Property and equipment basis differences	0	400,000	0	387,000
Other accrued liability difference	12,000	94,000	68,000	57,000
Net deferred tax assets	12,000	3,502,000	68,000	3,375,000
Less valuation allowance*	(12,000)	(3,502,000)	(68,000)	(3,375,000)
Net deferred tax assets	$ 0	$ 0	$ 0	$ 0

*

The valuation allowance increased by $71,000 during the year ended September 30, 2013.

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $1,463,000 from 2012 and 2013, and $3,200,000 from 2011 and prior for income tax purposes which expire from 2013 through 2032.  Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year.

Total income tax expense for the years ended 2013 and 2012 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2013	2012
Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$ (240,000)	$ (272,000)
State income tax, net of federal tax benefit	(21,000)	(23,000)
Effect of change in valuation allowance	71,000	(403,000)
Permanent differences	29,000	13,000
Expiration of net operating loss carry-forward	149,000	680,000
Other	12,000	5,000

Provision for income taxes	$ 0	$ 0

6.

Related Parties:

The Erie County Investment Company (owner of 99% of The Bailey Company) is a holder of our common stock and has certain contractual rights to elect members of the Company’s Board of Directors under the Series B Convertible Preferred Stock Agreements entered into in February, 2005 and modified under the Series C Convertible Preferred Stock agreement entered into in June 2012.

The Company leases office space from The Bailey Company under a lease agreement which expires in December 2013 and is month to month thereafter.  Rent paid to them in fiscal 2013 and 2012 for office space was $59,000 and $58,000, respectively.

The Bailey Company was the owner of one franchised Good Times Drive Thru restaurant which is located in Loveland, Colorado.  The Company purchased this restaurant in August 2012 for a purchase price of approximately $100,000.  The Bailey Company had entered into a franchise and management agreement with us. Franchise royalties and management fees paid under that agreement totaled approximately $0 and $44,000 for the fiscal years ending September 30, 2013 and 2012, respectively. There were no amounts due from The Bailey Company related to the agreement at September 30, 2013 or 2012.

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote Capital LLC.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. Total amounts paid to Heathcote Capital LLC were $27,900 and $48,600 in fiscal 2013 and fiscal 2012, respectively. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. The modification was approved by the Audit Committee of the Company’s Board of Directors.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company will provide general management services as well as accounting and administrative services. Income received from the agreement by the Company is fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD were $11,000 in fiscal 2013.

7.

Fair Value of Financial Instruments:

The following table summarizes financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013:

Level 2:

Interest Rate Swap liability:

	2013	2012
Balance at beginning of year	$ 7,000	$ 57,000
Balance at end of year	$ 0	$ 7,000
Net change	$ 7,000	$ 50,000

The unrealized gains for the years ending September 30, 2013 and September 30, 2012 of $0 and $20,000, respectively, are reported in the Consolidated Statement of Operations. In conjunction with the payoff of the Wells Fargo Bank note in October 2012 we paid off the interest rate swap liability of $7,000. There were no transfers in or out of Level 3 for the year ending September 30, 2013.

8.

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

On September 28, 2012, the Company completed the sale and issuance of 355,451 shares of the Series C Preferred Stock to SII, for an aggregate purchase price of $1,500,000. The Company entered into a Supplemental Agreement with SII which provides that SII will purchase the remaining Shares of Series C Preferred Stock under the Purchase Agreement in a second closing to occur on or before March 31, 2013 at such time as the Company’s Board of Directors reasonably determines, with 45 days’ prior notice to SII, that the Company requires such funds to maintain the minimum stockholders’ equity required under NASDAQ Listing Rules on the NASDAQ Capital Market. The

Company’s Board of Directors determined that it did not require such funds to maintain the minimum stockholders’ equity requirement.  As a result, SII did not complete its purchase of the additional 118,483 shares of Series C Convertible Preferred Stock.

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

•

Shares of Series C Convertible Preferred Stock shall be convertible into shares of Common Stock at any time at the option of the holder, at a conversion ratio of two shares of Common Stock for each share of Series C Convertible Preferred Stock converted (subject to adjustment in the event of any stock split, combination, reorganization, or reclassification of the Common Stock.)

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

Common Stock

Public Offering – On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share.

	Per Share	Total
Public offering price	$ 2.500	$ 5,500,000
Underwriting discounts and commissions	$ 0.175	$ 385,000
Proceeds, before expenses, to us	$ 2.325	$ 5,115,000
Expenses, to us	$ 0.207	$ 456,000
Net proceeds, to us	$ 2.118	$ 4,659,000

We intend to use the net proceeds from this offering for our remaining required equity contribution to Bad Daddy’s Franchise Development; for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colorado LLC; and as working capital reserves and future investment at the discretion of our Board of Directors.

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

Stock Option Plans – The Company has an Omnibus Equity Incentive Compensation Plan (the “2008  Plan”), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company’s 2001 Stock Option Plan (the “2001  Plan”).  Pursuant to stockholder approval in September 2012 the total number of shares available for issuance under the 2008 Plan was increased to 500,000. As of September 30, 2013, 175,146 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

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

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during fiscal 2013 and 2012. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

Net loss for the fiscal years ended September 30, 2013 and 2012 includes $171,000 and $69,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2013, the Company granted a total of 47,000 non-statutory stock options with exercise prices ranging from $2.31 to $2.44 and per-share weighted average fair values ranging from $1.96 to $2.09. In addition the Company granted a total of 110,421 incentive stock options with an exercise price of $2.31 and a per-share weighted average fair values of $1.96.

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

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2012 Non-Statutory Stock Options	Fiscal 2013 Incentive Stock Options	Fiscal 2013 Non-Statutory Stock Options
Expected term (years)	7.1 to 7.5	6.5	6.4 to 7.1
Expected volatility	95.71 % to 104.8%	110.5%	106% to 112.3%
Risk-free interest rate	1.13% to 1.47%	1.13%	1.28% to 1.84%
Expected dividends	0	0	0

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

A summary of stock option activity under our share-based compensation plan for the fiscal year ended September 30, 2013 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	175,289	$6.18
Granted	157,421	$2.34
Exercised	0
Forfeited	(4,000)	$1.89
Expired	(3,857)	$8.10
Outstanding Sept 30, 2013	324,853	$4.35	7.3	$ 75,000
Exercisable Sept 30, 2013	161,200	$6.66	6.1	$ 29,000

As of September 30, 2013, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $169,000 and is expected to be recognized over a weighted average period of 2.25 years.

There was no intrinsic value of stock options exercised during the fiscal year ended September 30, 2013 as no options were exercised.

Warrants – In connection with the public offering in August 2013 we issued 2,200,000 warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and an additional 2,200,000 warrants to purchase 1,100,000 shares of our common stock (“B Warrants”). Each A Warrants is exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share and two B Warrants are exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share.

In connection with a prior loan agreement, the Company issued a three-year warrant to purchase up to 37,537 shares of the Company’s common stock at an exercise price of $3.33 per share, expiring through December 31, 2012. The fair value of the warrant issued to PFGI II, LLC (see Note 3 above) was determined to be $79,000 with the following assumptions; 1) risk free interest rate of 1.7%, 2) an expected life of 3 years, and 3) an expected dividend yield of zero. The fair value of $79,000 was charged to the note discount and credited to Additional Paid in Capital. The note discount was amortized over the term of thirty six months and charged to interest expense. The warrants expired unexercised on December 12, 2012.

In connection with certain other loans, the Company issued warrants to purchase 33,334 shares of the Company’s Common Stock at an exercise price of 25% less than the average price of the Company’s common stock during the 20 days prior to the exercise date, provided, however, that the exercise price shall not be below $2.25 per share nor above $3.24 per share.  The warrants expired unexercised on December 12, 2012.

A summary of warrant activity for the fiscal year ended September 30, 2013 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding-beg of year	70,871	$2.82
Issued	3,795,000	$2.67
Expired	(70,871)	$2.82
Outstanding and exercisable at Sept 30, 2013	3,795,000	$2.67

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

9.

Investment in Affiliate

On April 15, 2013, the Company executed a Subscription Agreement for the purchase of 4,800 Class A Units of BDFD, representing a 48% non-controlling voting membership interest in BDFD, for the aggregate subscription price of $750,000.  The subscription price was payable in two equal installments, the first $375,000 installment was paid on the date of execution of the Subscription Agreement, and the remaining $375,000 installment was paid in December 2013.

The Company accounts for this investment using the equity method. Thus, during fiscal 2013, the Company recorded its portion of the investment in BDFD of $375,000. For the twelve months ending September 30, 2013 the Company recorded a net loss of $102,000 for its share of the joint venture’s operating results.  The carrying value at September 30, 2013 was $273,000, which is represented as Investment in Affiliate in the accompanying condensed consolidated balance sheets.

10.

Retirement Plan:

The Company has a 401(k) profit sharing plan (the “Plan”).  Eligible employees may make voluntary contributions to the Plan, which may be matched by the Company, in an amount equal to 25% of the employee’s contribution up to 6% of their compensation.  The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage.  The Company did not make any matching contributions in fiscal 2013 or fiscal 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
December 27, 2013	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David L. Dobbin	/s/ Susan M. Knutson
David L. Dobbin, Chairman December 27, 2013	Susan M. Knutson, Controller and Principal Financial Officer December 27, 2013

/s/ Geoffrey R. Bailey	/s/ Steven M. Johnson
Geoffrey R. Bailey, Director Date: December 27, 2013	Steve Johnson, Director December 27, 2013

/s/ Reuven Har-Even	/s/ Eric W. Reinhard
Reuven Har-Even, Director December 27, 2013	Eric W. Reinhard, Director December 27, 2013

/s/ Gary J. Heller	/s/ Alan A. Teran
Gary J. Heller, Director December 27, 2013	Alan A. Teran, Director December 27, 2013

/s/ Boyd E. Hoback
Boyd E. Hoback, Director and President and CEO December 27, 2013