Form 10-Q
period 2013-12-31
GOOD TIMES RESTAURANTS INC
filed 2014-02-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 12, 2014, there were 5,105,114 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 31, 2013

PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Dec 31,	Sept 30,
ASSETS	2013	2013
CURRENT ASSETS:
Cash and cash equivalents	$ 5,206,000	$ 6,143,000
Receivables, net of allowance for doubtful accounts of $0	72,000	193,000
Prepaid expenses and other	107,000	106,000
Inventories	205,000	184,000
Notes receivable	11,000	15,000
Total current assets	5,601,000	6,641,000
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	4,692,000	4,628,000
Leasehold improvements	3,589,000	3,247,000
Fixtures and equipment	7,777,000	7,420,000
	16,058,000	15,295,000
Less accumulated depreciation and amortization	(12,582,000)	(12,444,000)
	3,476,000	2,851,000
OTHER ASSETS:
Investment in affiliate	576,000	273,000
Goodwill	96,000	96,000
Deposits and other assets	43,000	14,000
	715,000	383,000
TOTAL ASSETS	$ 9,792,000	$ 9,875,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 45,000	$ 44,000
Accounts payable	750,000	701,000
Deferred income	54,000	79,000
Other accrued liabilities	1,099,000	983,000
Total current liabilities	1,948,000	1,807,000
LONG-TERM LIABILITIES:
Capital lease obligations due after one year	66,000	74,000
Long-term debt due after one year	17,000	20,000
Deferred and other liabilities	650,000	653,000
Total long-term liabilities	733,000	747,000

STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 355,451 issued and outstanding as of December 31, 2013 and September 30, 2013 (liquidation preference $1,500,000)	4,000	4,000
Common stock, $.001 par value; 50,000,000 shares authorized, 4,926,214 shares issued and outstanding as of December 31, 2013 and September 30, 2013	5,000	5,000
Capital contributed in excess of par value	26,356,000	26,334,000
Accumulated deficit	(19,517,000)	(19,264,000)
Total Good Times Restaurants Inc stockholders' equity	6,848,000	7,079,000
Non-controlling interest in partnerships	263,000	242,000
Total stockholders’ equity	7,111,000	7,321,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 9,792,000	$ 9,875,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2013	2012
NET REVENUES:
Restaurant sales	$ 5,906,000	$ 4,722,000
Franchise royalties	82,000	95,000
Total net revenues	5,988,000	4,817,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	1,939,000	1,600,000
Payroll and other employee benefit costs	1,982,000	1,738,000
Restaurant occupancy and other operating costs	1,104,000	969,000
Preopening costs	148,000	0
Depreciation and amortization	143,000	202,000
Total restaurant operating costs	5,316,000	4,509,000

General and administrative costs	508,000	386,000
Advertising costs	234,000	210,000
Franchise costs	22,000	15,000
Gain on restaurant asset sale	(6,000)	(6,000)
Loss From Operations	(86,000)	(297,000)

Other Income (Expenses):
Interest expense, net	2,000	(32,000)
Affiliate investment loss	(72,000)	0
Other income (expense)	(3,000)	(1,000)
Total other expenses, net	(73,000)	(33,000)
NET LOSS	$ (159,000)	$ (330,000)
Income attributable to non-controlling interests	(64,000)	(10,000)
NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	$ (223,000)	($340,000)
Preferred stock dividends	(30,000)	(30,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (253,000)	($370,000)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$ (.05)	$ (.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	4,926,214	2,726,214
Diluted	N/A	N/A

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($159,000)	($330,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143,000	202,000
Accretion of deferred rent	7,000	8,000
Amortization of debt issuance costs	0	6,000
Stock based compensation expense	32,000	24,000
Affiliate investment loss	72,000	0
Recognition of deferred gain on sale of restaurant building	(6,000)	(6,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	109,000	16,000
Inventories	(21,000)	(24,000)
Deposits and other	16,000	5,000
(Decrease) increase in:
Accounts payable	49,000	(10,000)
Accrued liabilities and deferred income	53,000	83,000
Net cash provided by (used in) operating activities	295,000	(26,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	(375,000)	0
Proceeds from sale leaseback transactions	0	1,377,000
Payments for the purchase of property and equipment	(768,000)	(1,482,000)
Payments received from franchisees and to others	4,000	1,000
Net cash used in investing activities	(1,139,000)	(104,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred stock sale	0	1,500,000
Expenses related to stock sale	(10,000)	0
Principal payments on notes payable and long-term debt	(10,000)	(1,020,000)
Preferred dividends paid	(30,000)	0
Net distributions paid to non-controlling interests	(43,000)	(3,000)
Net cash provided by (used in) financing activities	(93,000)	477,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(937,000)	347,000

CASH AND CASH EQUIVALENTS, beginning of period	$ 6,143,000	$ 616,000

CASH AND CASH EQUIVALENTS, end of period	$ 5,206,000	$ 963,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 2,000	$ 33,000
Non-cash Purchase of property and equipment	$ 0	$ 600,000
Preferred dividends declared	$ 30,000	$ 30,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the three month period ended December 31, 2013. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The condensed consolidated balance sheet as of September 30, 2013 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2013.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc and its wholly-owned subsidiaries, Good Times Drive Thru Inc and BD of Colorado, LLC, as of December 31, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.

Recent Developments

We have one Bad Daddy’s Burger Bar restaurant in Denver, Colorado which opened on February 3, 2014 and one additional lease signed for a Bad Daddy’s Burger Bar restaurant in Thornton, Colorado expected to open in July 2014.We are negotiating additional Bad Daddy’s leases for development in 2014 and 2015. The $148,000 of preopening costs in the accompanying condensed consolidated statements of operations are all related to the initial Bad Daddy’s restaurants being developed by BD of Colorado, LLC.

In October 2013 Bill McClintock was hired as the Vice President of Franchise Development for Bad Daddy’s Franchise Development, LLC (BDFD) to develop a national franchise program to multi-unit operators for Bad Daddy’s.  Mr. McClintock is the former Vice President of Franchising and Real Estate for Buffalo Wild Wings and McCallister’s Deli. BDFD is a 48% owned affiliate of the Company.

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

Our net loss for the three months ended December 31, 2013 and December 31, 2012 includes $32,000 and $24,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2013, the Company granted a total of 47,000 non-statutory stock options with exercise prices ranging from $2.31 to $2.44 and per-share weighted average fair values ranging from $1.96 to $2.09. In addition the Company granted a total of 110,421 incentive stock options with an exercise price of $2.31 and a per-share weighted average fair values of $1.96.

During the three months ended December 31, 2013, we granted 89,500 non-statutory stock options with an exercise price of $2.48 and a per-share weighted average fair value of $2.12.

In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2013 Incentive Stock Options	Fiscal 2013 Non-Statutory Stock Options	Fiscal 2014 Incentive Stock Options
Expected term (years)	6.5	6.4 to 7.1	6.5
Expected volatility	110.5%	106% to 112.3%	112.11%
Risk-free interest rate	1.13%	1.28% to 1.84%	1.94%
Expected dividends	0	0	0

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

A summary of stock option activity under our share-based compensation plan for the three months ended December 31, 2013 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	324,854	$ 4.35
Granted	89,500	$ 2.48
Exercised	0
Forfeited	0
Expired	(7,117)	$ 10.80
Outstanding Dec 31, 2013	407,237	$ 3.82	7.8	$ 116,000

Exercisable Dec 31, 2013	207,316	$ 5.21	6.3	$ 90,000

As of December 31, 2013, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $323,000 and is expected to be recognized over a period of 2.9 years.

There were no stock options exercised during the three months ended December 31, 2013.

Note 4.

Warrants

In connection with the public offering in August 2013 we issued 2,200,000 warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and an additional 2,200,000 warrants to purchase 1,100,000 shares of our common stock (“B Warrants”). Each A Warrant is exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share and two B Warrants are exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share.

A summary of warrant activity for the three months ended December 31, 2013 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding-beg of year	3,795,000	$2.67
Issued	-	-
Exercised	-	-
Outstanding and exercisable at Dec 31, 2013	3,795,000	$2.67

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

Note 7.

Related Party Transactions

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote Capital LLC.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. Total amounts paid to Heathcote Capital LLC were $27,900 and $48,600 in fiscal 2013 and fiscal 2012, respectively. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. The modification was approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote Capital LLC for the three months ended December 31, 2013 were $30,000.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company is providing general management services as well as accounting and administrative services. Income received from the agreement by the Company is fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $11,000 in fiscal 2013 and $6,000 in the three month period ended December 31, 2013. In addition to the management services the Company performed scope of work services and total amounts received from BDFD for these services were $18,000 in fiscal 2013 and $15,000 in the three month period ended December 31, 2013.

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

An analysis was performed on a restaurant by restaurant basis at December 31, 2013. Assumptions used in preparing expected cash flows were as follows:

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

Given the results of our impairment analysis at December 31, 2013 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Goodwill

As of December 31, 2013, the Company had $96,000 of goodwill related to the purchase of a franchise operation on December 31, 2012. The Company tests goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. Given the results of our impairment analysis at December 31, 2013 the goodwill is not impaired.

Note 9.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2010 through 2013. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 31, 2013.

Note 10.

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

Note 11.

Investment in Affiliate

On April 15, 2013, the Company executed a Subscription Agreement for the purchase of 4,800 Class A Units of Bad Daddy’s Franchise Development, LLC (BDFD), representing a 48% non-controlling voting membership interest in BDFD, for the aggregate subscription price of $750,000.  The subscription price was payable in two equal installments. The first $375,000 installment was paid on the date of execution of the Subscription Agreement and the remaining $375,000 installment was paid in December 2013.

The Company accounts for this investment using the equity method. For the three months ending December 31, 2013 the Company recorded a net loss of $72,000 for its share of the joint venture’s operating results.  The carrying value at December 31, 2013 was $576,000, which is represented as Investment in Affiliate in the accompanying condensed consolidated balance sheets.

Note 12.

Subsequent Events

Subsequent to December 31, 2013 and through February 10, 2014 we have received proceeds of $448,250 from the exercise of 4,000 and 349,800 A and B Warrants, respectively.

Note 13.

Recent Accounting Pronouncements

There are no new accounting pronouncements that affect the Company.

Note 14.

Stock Transactions

None.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company’s form 10-K for the fiscal year ended September 30, 2013.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources.  We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Restaurant Locations

We currently operate or franchise a total of thirty-seven Good Times restaurants, of which thirty-four are in the Denver, Colorado greater metropolitan area. Three of these restaurants are “dual brand”, operated pursuant to a Dual Brand Test Agreement with Taco John’s International, of which there is one in North Dakota and two in Wyoming.

	Total	Denver, CO Greater Metro	Wyoming	North Dakota
Company-owned & Co-developed	25	25
Franchised	9	9
Dual brand franchised	3		2	1
	37	34	2	1

	As of December 31,
	2013	2012
Company-owned restaurants	18	17
Co-developed	7	7
Franchise operated restaurants	12	15
Total restaurants:	37	39

Fiscal 2013: On December 31, 2012 we purchased a restaurant in Thornton, Colorado from the franchisee, and on May 1, 2013 we purchased a restaurant in Castle Rock, Colorado from the franchisee. In September 2013 we closed a company-owned restaurant operating in Silverthorne, Colorado whose lease term had ended.

Fiscal 2014: In December 2013 a Good Times franchisee closed a low volume restaurant in Lakewood, Colorado. On February 3, 2014 we opened our first Bad Daddy’s Burger Bar restaurant in Denver, Colorado.

The following presents certain historical financial information of our operations.  This financial information includes results for the three month periods ending December 31, 2013 and results for the three month periods ending December 31, 2012.

Results of Operations

Overview

Same store sales increased 11.95% for fiscal 2013, and have increased 17.4% in the first three months of fiscal 2014. These results reflect the continuation of the positive momentum we have experienced since fiscal 2011. Same store sales have increased 18.2% over the last two fiscal years.

In the first quarter of fiscal 2013 we implemented a new limited item breakfast menu that generated incremental sales of approximately 9% in the three months ended December 31, 2013.  Consistent with our brand position of offering fresh, all natural, handcrafted products, we elected to come to market with authentic, Hatch Valley New Mexico green chile burritos at a price point of $2 each, which we believe is both an excellent value for our customer and is highly differentiated from any other offerings in the quick service restaurant category.   Because we do not offer a broad breakfast menu, we are highly labor efficient for that day part resulting in a relatively low breakeven point and higher incremental profitability.

Our outlook for fiscal 2014 is cautiously optimistic based on the last two years of positive sales trends and the results of our first quarter; however our sales trends are influenced by many factors and we begin to compare to higher prior year sales trends in April 2014.  Our average transaction decreased slightly in fiscal 2013 compared to fiscal 2012 due to the implementation of breakfast which has a lower average transaction than our other day parts. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Net Revenues

Net revenues for the three months ended December 31, 2013 increased $1,171,000 or 24.3% to $5,988,000 from $4,817,000 for the three months ended December 31, 2012.

Same store restaurant sales increased 17.4% during the three months ended December 31, 2013 for the restaurants that were open for the full three month periods ending December 31, 2013 and December 31, 2012. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales increased $474,000 due to two restaurants purchased from franchisees in fiscal 2013. Restaurant sales decreased $166,000 due to one company-owned store closed in September 2013.

Franchise revenues for the three months ended December 31, 2013 decreased $13,000 to $82,000 from $95,000 for the three months ended December 31, 2012 due to a decrease in franchise royalties which was related to our purchase of two franchised restaurants. Same store Good Times franchise restaurant sales increased 16.7% during the three months ended December 31, 2013 for the franchise restaurants that were open for the full periods ending December 31, 2013 and December 31, 2012. Dual branded franchise restaurant sales decreased 35% during the three months ended December 31, 2013, compared to the same prior year period largely due to the closure of two restaurants in December of 2012.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 90% during the three months ended December 31, 2013 compared to 95.5% in the same prior year period, the current year includes 2.5% of preopening costs related to our initial Bad Daddy’s Burger Bar restaurants in Colorado.

The changes in restaurant-level costs are explained as follows:

Three months ended December 31, 2013
Restaurant-level costs for the period ended December 31, 2012	95.5%
Decrease in food and packaging costs	(1.1%)
Decrease in payroll and other employee benefit costs	(3.2%)
Decrease in occupancy and other operating costs	(1.8%)
Increase in preopening costs	2.5%
Decrease in depreciation and amortization	(1.9%)
Restaurant-level costs for the period ended December 31, 2013	90.0%

Food and Packaging Costs

For the three months ended December 31, 2013 our food and paper costs increased $339,000 to $1,939,000 (32.8% of restaurant sales) from $1,600,000 (33.9% of restaurant sales) compared to the same prior year period.

For the three month period ended December 31, 2013 food and paper costs decreased as a percentage of restaurant sales compared to the same prior year period primarily due to lower commodity costs.  The weighted average menu price increases taken so far in fiscal 2014 are 1.7%. The total menu price increases taken during fiscal 2013 were 2.2%. We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2014.  However, we anticipate our food and packaging costs as a percentage of sales will be slightly lower in fiscal 2014 than in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2013 our payroll and other employee benefit costs increased $244,000 to $1,982,000 (33.6% of restaurant sales) from $1,738,000 (36.8% of restaurant sales) compared to the same prior year period. The $244,000 increase is attributable to a net decrease of $86,000 in payroll and other employee benefits for the three months ending December 31, 2013  due to the closure of one company-owned restaurant in September of 2012, offset by: 1) an increase of $154,000 in payroll and other employee benefits for the three months ending December 31, 2013 due  to the purchase of two franchise owned restaurants in January and May, 2013, and 2) an increase of $176,000 due to additional payroll costs as a result of increased same store sales compared to the same prior year period.

Occupancy and Other Operating Costs

For the three months ended December 31, 2013 our occupancy and other operating costs increased $135,000 to $1,104,000 (18.7% of restaurant sales) from $969,000 (20.5% of restaurant sales) compared to the same prior year period.

The increase in the three month period ending December 31, 2013 is partially attributable to the purchase of the two franchise owned restaurants in fiscal 2013 as well as increases in rent, property taxes, utilities, restaurant repairs and bank credit card fees compared to the same prior year periods, offset by a decrease in costs due to the closure of one company-owned restaurant in September of 2012.

Preopening Costs

For the three month period ended December 31, 2013 our new store preopening costs were $148,000 compared to $0 for the same prior year period. All of the preopening costs are related to the initial Bad Daddy’s restaurants being developed by BD of Colorado, LLC the first of which opened in February 2014.

Depreciation and Amortization

For the three months ended December 31, 2013, our depreciation and amortization decreased $59,000 to $143,000 (2.4% of restaurant sales) from $202,000 (4.3% of restaurant sales) compared to the same prior year period.

The decrease in the three month period ended December 31, 2013 is mainly attributable to a decrease in amortization expense as loan fees related to the termination of the Wells Fargo Bank note were recorded in October 2012, as well as declining depreciation expense in our aging company-owned and co-developed restaurants.

General and Administrative Costs

For the three months ended December 31, 2013, general and administrative costs increased $122,000 to $508,000 (8.5% of total revenues) from $386,000 (8% of total revenues) for the same prior year period.

The increase for the three month period ended December 31, 2103 was mainly attributable to increases in payroll and employee benefit costs, training costs, professional services and financial relations costs.

Advertising Costs

For the three months ended December 31, 2013 advertising costs increased $24,000 to $234,000 (4% of restaurant sales) from $210,000 (4.4% of restaurant sales) for the same prior year period.

Advertising costs consist primarily of contributions made to the advertising materials fund and regional advertising cooperative based on a percentage of restaurant sales, the percentage contribution for the three month period ended December 31, 2013 remained the same as the prior year period.

Franchise Costs

For the three months ended December 31, 2013, franchise costs increased $7,000 to $22,000 (.4% of total revenues) from $15,000 (.3% of total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended December 31, 2013, our gain on the sale of assets was unchanged at $6,000 compared to the same prior year period.

Loss from Operations

We had a loss from operations of ($86,000) in the three months ended December 31, 2013 compared to a loss from operations of ($297,000) for the same prior year period.

The decrease in loss from operations for the three month period is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and “Franchise Costs” sections of Item 2 above.

Affiliate Investment Loss

The net loss from affiliate investment activities consists of the Company’s share of net earnings or loss of its affiliates as they occur. The Company’s net investment loss for the three months ending December 31, 2013 was $72,000. The loss from investment activities is related to our 48% ownership in the Bad Daddy’s Franchise Development, LLC which is a result of initial costs of developing the Bad Daddy’s franchise program.

Net Loss

The net loss was ($159,000) for the three months ended December 31, 2013 compared to a net loss of ($330,000) for the same prior year period.

The change from the three month period ended December 31, 2013 to December 31, 2012 was primarily attributable to the decrease in our loss from operations for the three month periods ended December 31, 2013, as well as a decrease in net interest expense related to the decrease in our long term notes payable, offset by our affiliate investment loss.

Liquidity and Capital Resources

Cash and Working Capital: As of December 31, 2013, we had a working capital excess of $3,653,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase if and when new Good Times or Bad Daddy’s restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2014 and beyond.

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

We intend to use the net proceeds from this offering for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colorado LLC; as working capital reserves and for future investment at the discretion of our Board of Directors.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2014 include those discussed above as well as normal recurring capital expenditures for existing restaurants Additional commitments for the development of new restaurants in fiscal 2014 and beyond will depend on the Company’s sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash provided by operating activities was $295,000 for the three months ended December 31, 2013. The net cash provided by operating activities for the three months ended December 31, 2013 was the result of a net loss of $159,000 as well as cash and non-cash reconciling items totaling $454,000 (comprised of depreciation and amortization of $143,000, stock-based compensation expense of $32,000, an affiliate investment loss of $72,000,  an increase in accounts payable and accrued liabilities of $102,000, a decrease in receivables of  $109,000 and a net increase in other operating assets and liabilities of $4,000).

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

Net cash used in investing activities for the three months ended December 31, 2013 was $1,137,000 which reflects $375,000 paid to BDFD for our affiliate investment and $766,000 in purchases of property and equipment. Purchases of property and equipment includes $629,000 in costs for the development of our first Bad Daddy’s Burger Bar location in Cherry Creek, Colorado, $77,000 for the reimaging of existing Good Times Burgers & Frozen Custard restaurants and $60,000 for miscellaneous restaurant related capital expenditures.

Net cash used in investing activities for the three months ended December 31, 2012 was $104,000 which reflects proceeds from a sale leaseback transaction of $1,377,000 offset by the purchase of a franchise restaurant for $656,000, the purchase of real estate underlying a company-owned restaurant for $763,000 and $63,000 for miscellaneous restaurant related capital expenditures.

Net cash used in financing activities for the three months ended December 31, 2013 was $93,000, which includes principal payments on notes payable, long term debt and capital leases of $10,000, distributions to non-controlling interests of $43,000, preferred dividends of $30,000 and stock sale costs of $10,000.

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

Impact of Inflation

The weighted average menu price increase taken so far in fiscal 2014 was 1.7%. The total menu price increases taken during fiscal 2013 were 2.2%. We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2014.  However, we anticipate our food and packaging costs as a percentage of sales will be slightly lower in fiscal 2014 than in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications. We are planning additional moderate price increases in fiscal 2014, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: February 14, 2014
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller