Form 10-Q
period 2014-03-31
GOOD TIMES RESTAURANTS INC
filed 2014-05-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, there were 6,864,666 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 31, 2014

PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
ASSETS	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$ 5,594,000	$ 6,143,000
Receivables, net of allowance for doubtful accounts of $0	66,000	193,000
Prepaid expenses and other	126,000	106,000
Inventories	210,000	184,000
Notes receivable	0	15,000
Total current assets	5,996,000	6,641,000
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	4,701,000	4,628,000
Leasehold improvements	3,743,000	3,247,000
Fixtures and equipment	7,967,000	7,420,000
	16,411,000	15,295,000
Less accumulated depreciation and amortization	(12,737,000)	(12,444,000)
	3,674,000	2,851,000
OTHER ASSETS:
Investment in affiliate	535,000	273,000
Goodwill	96,000	96,000
Deposits and other assets	9,000	14,000
	640,000	383,000
TOTAL ASSETS	$ 10,310,000	$ 9,875,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 46,000	$ 44,000
Accounts payable	703,000	701,000
Deferred income	28,000	79,000
Other accrued liabilities	1,200,000	983,000
Total current liabilities	1,977,000	1,807,000
LONG-TERM LIABILITIES:
Capital lease obligations due after one year	59,000	74,000
Long-term debt due after one year	12,000	20,000
Deferred and other liabilities	648,000	653,000
Total long-term liabilities	719,000	747,000

STOCKHOLDERS’ EQUITY:
Good Times Restaurants, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and 355,451 issued and outstanding as of September 30, 2013 (liquidation preference $1,500,000)	0	4,000
Common stock, $.001 par value; 50,000,000 shares authorized, 6,052,516 shares issued and outstanding as of March 31, 2014 and 4,926,214 shares issued and outstanding as of September 30, 2013	6,000	5,000
Capital contributed in excess of par value	27,349,000	26,334,000
Accumulated deficit	(20,026,000)	(19,264,000)
Total Good Times Restaurants, Inc. stockholders' equity	7,329,000	7,079,000
Non-controlling interest in partnerships	285,000	242,000
Total stockholders’ equity	7,614,000	7,321,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 10,310,000	$ 9,875,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
NET REVENUES:
Restaurant sales	$ 6,080,000	$ 4,977,000	$ 11,986,000	$ 9,698,000
Franchise royalties	84,000	78,000	166,000	173,000
Total net revenues	6,164,000	5,055,000	12,152,000	9,871,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	2,040,000	1,753,000	3,979,000	3,354,000
Payroll and other employee benefit costs	2,153,000	1,842,000	4,135,000	3,579,000
Restaurant occupancy and other operating costs	1,159,000	1,062,000	2,263,000	2,030,000
Preopening costs	221,000	0	369,000	0
Depreciation and amortization	160,000	167,000	303,000	369,000
Total restaurant operating costs	5,733,000	4,824,000	11,049,000	9,332,000

General and administrative costs	546,000	396,000	1,054,000	782,000
Advertising costs	253,000	218,000	487,000	428,000
Franchise costs	20,000	16,000	42,000	31,000
Gain on restaurant asset sale	(6,000)	(74,000)	(12,000)	(80,000)
Loss From Operations	(382,000)	(325,000)	(468,000)	(622,000)

Other Income (Expenses):
Interest income (expense), net	1,000	(11,000)	3,000	(42,000)
Affiliate investment income (expense)	(41,000)	0	(113,000)	0
Other income (loss)	(3,000)	(1,000)	(6,000)	(2,000)
Total other expenses, net	(43,000)	(12,000)	(116,000)	(44,000)
NET LOSS	($425,000)	($337,000)	($584,000)	($666,000)
(Income) loss attributable to non-controlling interests	(55,000)	12,000	(119,000)	2,000
NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	($480,000)	($325,000)	($703,000)	($664,000)
Preferred stock dividends	(29,000)	(30,000)	(59,000)	(60,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	($509,000)	($355,000)	($762,000)	($724,000)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	($.10)	($.13)	($.15)	($.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	5,153,467	2,726,214	5,038,592	2,726,214

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($584,000)	($666,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	303,000	369,000
Accretion of deferred rent	14,000	19,000
Amortization of debt issuance costs	0	6,000
Stock based compensation expense	64,000	49,000
Affiliate investment loss	113,000	0
Recognition of deferred gain on sale of restaurant building	(12,000)	(12,000)
Gain on sale of assets	0	(68,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	127,000	(32,000)
Inventories	(26,000)	(20,000)
Deposits and other	(15,000)	(71,000)
(Decrease) increase in:
Accounts payable	2,000	117,000
Accrued liabilities and deferred income	160,000	(22,000)
Net cash provided by (used in) operating activities	146,000	(331,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	(375,000)	0
Proceeds from sale leaseback transactions	0	3,329,000
Payments for the purchase of property and equipment	(1,126,000)	(2,140,000)
Payments received from franchisees and others	15,000	3,000
Net cash provided by (used in) investing activities	(1,486,000)	1,192,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred stock sale	0	1,499,000
Expenses related to stock sale	(31,000)	0
Proceeds from warrant exercises	979,000	0
Principal payments on notes payable and long-term debt	(21,000)	(1,571,000)
Preferred dividends paid	(60,000)	0
Net distributions paid to non-controlling interests	(76,000)	8,000
Net cash provided by (used in) financing activities	791,000	(64,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(549,000)	797,000

CASH AND CASH EQUIVALENTS, beginning of period	$ 6,143,000	$ 616,000

CASH AND CASH EQUIVALENTS, end of period	$ 5,594,000	$ 1,413,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 4,000	$ 48,000
Preferred dividends declared	$ 59,000	$ 60,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2014 and the results of its operations and its cash flows for the three and six month periods ended March 31, 2014. Operating results for the six month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The condensed consolidated balance sheet as of September 30, 2013 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2013.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc and its wholly-owned subsidiaries, Good Times Drive Thru Inc and BD of Colorado, LLC, as of March 31, 2014. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.

Recent Developments

We have one Bad Daddy’s Burger Bar restaurant in Denver, Colorado which opened on February 3, 2014 and one additional lease signed for a Bad Daddy’s Burger Bar restaurant in Thornton, Colorado expected to open in July 2014.We are negotiating additional Bad Daddy’s leases for development in 2014 and 2015. The $369,000 of preopening costs shown as an operating expense in the accompanying condensed consolidated statements of operations are all related to the initial Bad Daddy’s restaurants being developed by BD of Colorado, LLC.

As of March 31, 2014 we received gross proceeds of $1,039,500 and incurred $59,500 of expenses related to the exercise of 4,000 and 822,800 A and B Warrants, respectively, for which we issued a total of 415,400 shares of our common stock. Additionally, subsequent to March 31, 2014 and through May 7, 2014 we received gross proceeds of $2,071,000 from the exercise of 161,900 and 1,300,500 A and B Warrants, respectively, for which we issued a total of 812,150 shares of our common stock.

As reported on the Company’s current form 8K dated May 7, 2014 Hoak Public Equities, L.P., a Texas limited partnership (“Hoak”) and Rest Redux LLC, a Texas limited liability company with which Robert Stetson is affiliated (“ReRe,” and collectively with Hoak, the “Investors”), on May 2, 2014 entered into a Purchase Agreement with Small Island Investments Limited, a Bermuda corporation (“SII”), under which SII agreed to sell in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, and the Investors agreed to purchase, 1,000,000 shares of Good Times Restaurants, Inc. common stock, par value $0.001 per share, from SII in equal portions of 500,000 shares each, at a purchase price of $3.05 per share, equal to an aggregate purchase price of $3,050,000 (the “Investment Transaction”). The Investment Transaction had no effect on the Company’s financial statements.

In connection with the closing of the Investment Transaction, the Board of Directors of the Company appointed Robert Stetson as a director of the Company effective May 2, 2014.  Mr. Stetson has substantial experience in the multi-unit restaurant industry and is the former Chief Financial Officer and President-Restaurant Division of Burger King Corp. and former Chief Financial Officer of Pizza Hut Inc. Beginning in 1994, Mr. Stetson built one of the largest public REITs focused on restaurant property development, which merged into GE Capital.

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

Our net loss for the six months ended March 31, 2014 and March 31, 2013 includes $64,000 and $49,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2013, the Company granted a total of 47,000 non-statutory stock options with exercise prices ranging from $2.31 to $2.44 and per-share weighted average fair values ranging from $1.96 to $2.09. In addition the Company granted a total of 110,421 incentive stock options with an exercise price of $2.31 and a per-share weighted average fair values of $1.96.

During the six months ended March 31, 2014, we granted 89,500 non-statutory stock options with an exercise price of $2.48 and a per-share weighted average fair value of $2.12.

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

A summary of stock option activity under our share-based compensation plan for the six months ended March 31, 2014 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	324,854	$ 4.35
Granted	89,500	$ 2.48
Exercised	0
Forfeited	0
Expired	(7,117)	$ 10.80
Outstanding Mar 31, 2014	407,237	$ 3.82	7.6	$ 228,000

Exercisable Mar 31, 2014	207,316	$ 5.21	6.1	$ 133,000

As of March 31, 2014, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $291,000 and is expected to be recognized over a period of 2.6 years.

There were no stock options exercised during the six months ended March 31, 2014.

Note 4.

Warrants

In connection with the public offering in August 2013 we issued 2,200,000 warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and an additional 2,200,000 warrants to purchase 1,100,000 shares of our common stock (“B Warrants”). Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering. Each A Warrant is exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share and two B Warrants are exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Also in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 of common stock at an exercise price of $3.125 to the underwriters. The representative warrants are exercisable beginning May 16, 2014 and expire on August 16, 2016.

As of March 31, 2014 we received gross proceeds of $1,039,500 and incurred $59,500 of expenses related to the exercise of warrants. A summary of warrant activity for the six months ended March 31, 2014 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding-beg of year	3,949,000	$2.68
Issued	-	-
Exercised	415,400	$2.50
Outstanding at Mar 31, 2014	3,533,600	$2.71
Outstanding and exercisable at Mar 31, 2014	3,379,600	$2.69

Note 5.

Preferred Stock

On March 28, 2014, Small Island Investments Limited converted all 355,451 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share, into 710,902 shares of the Company’s Common Stock, par value $0.001 per share.  The effects of the conversion are to eliminate the Company’s payment of dividends on the Series C Convertible Preferred Stock and to eliminate the possible need for the Company to redeem the Series C Convertible Preferred Stock for a cash payment.  The Company intends later in the year to register the issued Common Stock for resale.

Note 6.

Comprehensive Income (Loss)

Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as adjustments resulting from unrealized gains or losses on held-to-maturity investments and certain hedging transactions. The Company’s comprehensive loss is equal to its net loss.

Note 7.

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

Note 8.

Related Party Transactions

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote Capital LLC.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. Total amounts paid to Heathcote Capital LLC were $27,900 and $48,600 in fiscal 2013 and fiscal 2012, respectively. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. The modification was approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote Capital LLC for the six months ended March 31, 2014 were $52,500.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company is providing general management services as well as accounting and administrative services. Income received from the agreement by the Company is fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $11,000 in fiscal 2013 and $12,000 in the six month period ended March 31, 2014. In addition to the management services the Company performed scope of work services and total amounts received from BDFD for these services were $18,000 in fiscal 2013 and $30,000 in the six month period ended March 31, 2014.

Note 9.

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

An analysis was performed on a restaurant by restaurant basis for all Good Times restaurants at March 31, 2014. Assumptions used in preparing expected cash flows were as follows:

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

Given the results of our impairment analysis at March 31, 2014 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

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

Goodwill

As of March 31, 2014, the Company had $96,000 of goodwill related to the purchase of a franchise operation in fiscal 2012. The Company tests goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. Given the results of our impairment analysis at March 31, 2014 the goodwill is not impaired.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2010 through 2013. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 31, 2014.

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

The Company accounts for this investment using the equity method. For the six months ending March 31, 2014 the Company recorded a net loss of $113,000 for its share of the joint venture’s operating results.  The carrying value at March 31, 2014 was $535,000, which is represented as Investment in Affiliate in the accompanying condensed consolidated balance sheets.

Note 13.

Subsequent Events

Subsequent to March 31, 2014 and through May 7, 2014 we received gross proceeds of $2,071,000 from the exercise of 161,900 and 1,300,500 A and B Warrants, respectively, for which we issued a total of 812,150 shares of our common stock.

Note 14.

Recent Accounting Pronouncements

There are no new accounting pronouncements that affect the Company.

Note 15.

Stock Transactions

None.

Note 16.

Segment Information

All of our Good Times Burgers and Frozen Custard restaurants (Good Times) compete in the quick-service drive-through dining industry while our Bad Daddy’s Burger Bar restaurant (Bad Daddy’s) competes in the full-service upscale casual dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment.

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues
Good Times	$5,956,000	$ 5,055,000	$11,944,000	$9,871,000
Bad Daddy’s	208,000	-	208,000	-
	$6,164,000	$ 5,055,000	$12,152,000	$9,871,000
Income (loss) from operations
Good Times	($1,000)	($325,000)	$109,000	($622,000)
Bad Daddy’s	(381,000)	-	(577,000)	-
	($382,000)	($325,000)	($468,000)	($622,000)
Capital Expenditures
Good Times	$137,000	$ 658,000	$ 265,000	$ 2,140,000
Bad Daddy’s	221,000	-	861,000	-
	$358,000	$ 658,000	$ 1,126,000	$2,140,000

	March 31, 2014	September 30, 2013
Property & Equipment, net
Good Times	$ 2,779,000	$ 2,803,000
Bad Daddy’s	895,000	48,000
	$ 3,674,000	$ 2,851,000

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

Good Times Restaurant Locations

We currently operate or franchise a total of thirty-seven Good Times restaurants, of which thirty-four are in the Denver, Colorado greater metropolitan area. Three of these restaurants are “dual brand”, operated pursuant to a Dual Brand Test Agreement with Taco John’s International, of which there is one in North Dakota and two in Wyoming.

	Total	Denver, CO Greater Metro	Wyoming	North Dakota
Company-owned & Co-developed	25	25
Franchised	9	9
Dual brand franchised	3		2	1
	37	34	2	1

	As of March 31,
	2014	2013
Company-owned restaurants	18	18
Co-developed	7	7
Franchise operated restaurants	12	14
Total restaurants:	37	39

Fiscal 2013: On March 31, 2013 we purchased a restaurant in Thornton, Colorado from the franchisee, and on May 1, 2013 we purchased a restaurant in Castle Rock, Colorado from the franchisee. In September 2013 we closed a company-owned restaurant operating in Silverthorne, Colorado whose lease term had ended.

Fiscal 2014: In December 2013 a Good Times franchisee closed a low volume restaurant in Lakewood, Colorado.

Bad Daddy’s Restaurant Locations

We currently operate one Bad Daddy’s Burger Bar restaurant in Denver, Colorado, which opened in February 2014.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and six month periods ending March 31, 2014 and results for the three and six month periods ending March 31, 2013.

Results of Operations

Overview

Same store sales at our Good Times restaurants increased 12% for fiscal 2013, and have increased 17.6% in the first six months of fiscal 2014. These results reflect the continuation of the positive momentum we have experienced since fiscal 2011. The 17.6% increase in fiscal 2014 is comprised of a 10.3% increase in transactions, a 1.8% increase in our breakfast sales, a 2.3% increase in pricing and a 3.2% increase in menu mix.

In the first quarter of fiscal 2013 we implemented a new limited item breakfast menu at Good Times that generated incremental sales of approximately 9% in the six months ended March 31, 2014, compared to 7.2% for the same prior year period.  Consistent with our brand position of offering fresh, all natural, handcrafted products, we elected to come to market with authentic, Hatch Valley New Mexico green chile burritos at a price point of $2 each, which we believe is both an excellent value for our customer and is highly differentiated from any other offerings in the quick service restaurant category.   Because we do not offer a broad breakfast menu, we are highly labor efficient for that day part resulting in a relatively low breakeven point and higher incremental profitability.

Our outlook for fiscal 2014 for Good Times is cautiously optimistic based on the last two years of positive sales trends and the results of our first two quarters; however our sales trends are influenced by many factors and we begin to compare to higher prior year sales trends in April 2014.  Our average transaction decreased slightly in fiscal 2013 compared to fiscal 2012 due to the implementation of breakfast which has a lower average transaction than our other day parts. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Net Revenues

Net revenues for the three months ended March 31, 2014 increased $1,109,000 or 21.9% to $6,164,000 from $5,055,000 for the three months ended March 31, 2013, of which $901,000 came from the Good Times concept.

Good Times same store restaurant sales increased 17.8% during the three months ended March 31, 2014 for the restaurants that were open for the full three month periods ending March 31, 2014 and March 31, 2013. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales increased $205,000 due to one restaurant purchased from a franchisee in May of 2013. Restaurant sales decreased $192,000 due to one company-owned restaurant closed in September 2013.

Good Times franchise revenues for the three months ended March 31, 2014 increased $6,000 to $84,000 from

$78,000 for the three months ended March 31, 2013 due to an increase in franchise royalties. Same store Good Times franchise restaurant sales increased 16.8% during the three months ended March 31, 2014 for the franchise restaurants that were open for the full periods ending March 31, 2014 and March 31, 2013. Dual branded franchise restaurant sales decreased 6% during the three months ended March 31, 2014, compared to the same prior year period.

Bad Daddy’s restaurant sales were $208,000 for the three month period ended March 31, 2014. Our first Bad Daddy’s location was opened in Denver, Colorado in February 2014.

Net revenues for the six months ended March 31, 2014 increased $2,281,000 or 23.1% to $12,152,000 from $9,871,000 for the six months ended March 31, 2013, of which $2,080,000 came from the Good Times concept.

Good Times same store restaurant sales increased 17.6% during the six months ended March 31, 2014 for the restaurants that were open for the full six month periods ending March 31, 2014 and March 31, 2013. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales increased $722,000 due to two restaurants purchased from franchisees in fiscal 2013. Restaurant sales decreased $357,000 due to one company-owned store closed in September 2013.

Franchise revenues for the six months ended March 31, 2014 decreased $7,000 to $166,000 from $173,000 for the six months ended March 31, 2013 due to a decrease in franchise royalties which was related to our purchase of two franchised restaurants. Same store Good Times franchise restaurant sales increased 17% during the six months ended March 31, 2014 for the franchise restaurants that were open for the full periods ending March 31, 2014 and March 31, 2013. Dual branded franchise restaurant sales decreased 23% during the six months ended March 31, 2014, compared to the same prior year period largely due to the closure of two restaurants in December of 2012.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 94.3% during the three months ended March 31, 2014 compared to 96.9% in the same prior year period and were 92.2% during the six months ended March 31, 2014 compared to 96.2% in the same prior year period. The current year includes 3.6% and 3.1% for the three and six months ended March 31, 2104, respectively, of preopening costs related to our initial Bad Daddy’s Burger Bar restaurants in Colorado.

The changes in restaurant-level costs are explained as follows:

	Three months ended March 31, 2014	Six Months Ended March 31, 2014
Restaurant-level costs for the period ended March 31, 2013	96.9%	96.2%
Decrease in food and packaging costs	(1.6%)	(1.4%)
Decrease in payroll and other employee benefit costs	(1.6%)	(2.4%)
Decrease in occupancy and other operating costs	(2.3%)	(2.0%)
Decrease in depreciation and amortization	(.7%)	(1.3%)
Restaurant-level costs, before preopen costs, for the period ended March 31, 2014	90.7%	89.1%
Increase in preopening costs	3.6%	3.1%
Restaurant-level costs for the period ended March 31, 2014	94.3%	92.2%

Food and Packaging Costs

For the three months ended March 31, 2014 food and paper costs for our Good Times concept increased $203,000 to $1,956,000 (33.3% of restaurant sales) from $1,753,000 (35.2% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2014 food and paper costs for the Good Times concept increased $541,000 to $3,895,000 (33.1% of restaurant sales) from $3,354,000 (34.6% of restaurant sales) compared to the same prior year period.

For the three and six month periods ended March 31, 2014 food and paper costs for our Good Times concept decreased as a percentage of restaurant sales compared to the same prior year period primarily due to lower commodity costs compared to the same prior year periods.  The weighted average menu price increases taken so far in fiscal 2014 are 1.9%. The total menu price increases taken during fiscal 2013 were 2.2%. As we anticipate cost pressure on several core commodities, particularly beef, bacon and dairy for fiscal 2014 we are planning additional moderate menu price increases for the balance of fiscal 2014.  We anticipate our food and packaging costs as a percentage of sales will be slightly lower in fiscal 2014 than in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications.

For the three and six months ended March 31, 2014 food and paper costs as a percentage of restaurant sales for our Bad Daddy’s concept was 40.4% primarily due to higher than normal promotional discounting used to drive trial in our initial months of opening.

Payroll and Other Employee Benefit Costs

For the three months ended March 31, 2014 our payroll and other employee benefit costs for our Good Times concept increased $159,000 to $2,001,000 (34.1% of restaurant sales) from $1,842,000 (37% of restaurant sales) compared to the same prior year period. The $159,000 increase is attributable to a decrease of $91,000 in payroll and other employee benefits for the three months ending March 31, 2014  due to the closure of one company-owned restaurant in September of 2012, offset by: 1) an increase of $71,000 in payroll and other employee benefits for the three months ending March 31, 2014 due  to the purchase of one franchise owned restaurant in May, 2013, and 2) an increase of $179,000 due to additional payroll costs as a result of increased same store sales compared to the same prior year period. Due to the semi-variable nature of payroll and other employee benefit costs these costs will decrease as a percentage of restaurant sales as restaurant sales increase.

For the six months ended March 31, 2014 our payroll and other employee benefit costs for our Good Times concept increased $404,000 to $3,983,000 (33.8% of restaurant sales) from $3,579,000 (36.9% of restaurant sales) compared to the same prior year period. The $404,000 increase is attributable to a decrease of $177,000 in payroll and other employee benefits for the six months ending March 31, 2014  due to the closure of one company-owned restaurant in September of 2012, offset by: 1) an increase of $234,000 in payroll and other employee benefits for the six months ending March 31, 2014 due  to the purchase of two franchise owned restaurants in January and May, 2013, and 2) an increase of $347,000 due to additional payroll costs as a result of increased same store sales compared to the same prior year period. Due to the semi-variable nature of payroll and other employee benefit costs these costs will decrease as a percentage of restaurant sales as restaurant sales increase.

For the three and six months ended March 31, 2014 payroll and other employee benefit costs for our Bad Daddy’s concept were $151,000 (72.6% of restaurant sales) for our first restaurant which opened in February 2014. Payroll and other employee benefit costs are abnormally high due to the lower opening sales volume and the inclusion of costs related to a regional manager. We anticipate that these costs as a percentage of restaurant sales will decline for the balance of the fiscal year as sales increase and an additional location is opened in July 2014.

Occupancy and Other Operating Costs

For the three months ended March 31, 2014 our occupancy and other operating costs for our Good Times concept increased $37,000 to $1,099,000 (18.7% of restaurant sales) from $1,062,000 (21.3% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2014 our occupancy and other operating costs for our Good Times concept increased $171,000 to $2,201,000 (18.7% of restaurant sales) from $2,030,000 (20.9% of restaurant sales) compared to the same prior year period.

The increase for the Good Times concept in the three and six month periods ending March 31, 2014 is partially attributable to the purchase of the two franchise owned restaurants in fiscal 2013 as well as increases in rent, property taxes, utilities, restaurant repairs and bank credit card fees compared to the same prior year periods, offset by a decrease in costs due to the closure of one company-owned restaurant in September of 2012. Due to the fixed nature of occupancy costs they will decrease as a percentage of restaurant sales as restaurant sales increase.

For the three and six months ended March 31, 2014 occupancy and other operating costs for our Bad Daddy’s concept were $60,000 and $62,000, respectively, which are related to our first restaurant that opened in February 2014.

Preopening Costs

For the three and six month periods ended March 31, 2014 our new store preopening costs were $221,000 and $369,000, respectively, compared to $0 for the same prior year period. All of the preopening costs are related to the initial Bad Daddy’s restaurants being developed by BD of Colorado, LLC the first of which opened in February 2014.

Depreciation and Amortization

For the three months ended March 31, 2014, our depreciation and amortization for our Good Times concept decreased $21,000 to $146,000 (2.5% of restaurant sales) from $167,000 (3.4% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2014, our depreciation and amortization for our Good Times concept decreased $80,000 to $289,000 (2.5% of restaurant sales) from $369,000 (3.8% of restaurant sales) compared to the same prior year period.

The decrease in the three and six month periods ended March 31, 2014 for our Good Times concept is mainly attributable to a decrease in amortization expense as loan fees related to the termination of the Wells Fargo Bank note were recorded in October 2012, as well as declining depreciation expense in our aging company-owned and co-developed restaurants.

For the three and six month periods ended March 31, 2014 depreciation and amortization for our Bad Daddy’s concept was $14,000.

General and Administrative Costs

For the three months ended March 31, 2014, general and administrative costs increased $150,000 to $546,000 (8.9% of total revenues) from $396,000 (1.7% of total revenues) for the same prior year period.

For the six months ended March 31, 2014, general and administrative costs increased $272,000 to $1,054,000 (8.7% of total revenues) from $782,000 (7.9% of total revenues) for the same prior year period.

The increase for the three and six month periods ended March 31, 2014 was mainly attributable to increases in payroll and employee benefit costs, training costs, professional services and financial relations costs. In particular our financial relations costs increased $56,000 for the six month period ended March 31, 2014 compared to the same prior year period.

Advertising Costs

For the three months ended March 31, 2014 advertising costs increased $35,000 to $253,000 (4.2% of restaurant sales) from $218,000 (4.4% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2014 advertising costs increased $59,000 to $487,000 (4.1% of restaurant sales) from $428,000 (4.4% of restaurant sales) for the same prior year period.

Advertising costs for our Good Times concept consists primarily of contributions made to the advertising materials fund and regional advertising cooperative based on a percentage of restaurant sales. The percentage contribution for the three and six month periods ended March 31, 2014 remained the same as the prior year period.

Advertising costs of $20,000 for the three and six month periods ended March 31, 2014 are attributable to our Bad Daddy’s concept and consisted primarily of menu development and printing costs as well as direct mail costs.

Franchise Costs

For the three months ended March 31, 2014, franchise costs increased $4,000 to $20,000 (.3% of Good Times total revenues) from $16,000 (.3% of Good Times total revenues) for the same prior year period.

For the six months ended March 31, 2014, franchise costs increased $11,000 to $42,000 (.4% of Good Times total revenues) from $31,000 (.3% of Good Times total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended March 31, 2014, our gain on the sale of restaurant assets decreased $68,000 to $6,000 from $74,000 for the same prior year period.

For the six months ended March 31, 2014, our gain on the sale of restaurant assets decreased $68,000 to $12,000 from $80,000 for the same prior year period.

The prior year periods include a gain of $68,000 on the sale of one Good Times restaurant in a sale leaseback transaction.

Loss from Operations

We had a consolidated loss from operations of ($382,000) in the three months ended March 31, 2014 compared to a consolidated loss from operations of ($325,000) for the same prior year period.

We had a consolidated loss from operations of ($468,000) in the six months ended March 31, 2014 compared to a consolidated loss from operations of ($622,000) for the same prior year period.

Our loss from operations for the Good Times concept decreased by $324,000 to $1,000 in the three months ended March 31, 2014 from $325,000 in the same prior year period.

Our Good Times concept had income from operations of $109,000 in the six month period ended March 31, 2014 compared to a loss from operations of $622,000 in the same prior year period, which represents a $731,000 increase over the prior period.

The decrease in loss from operations for the Good Times concept for the three and six month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and “Franchise Costs” sections of Item 2 above.

Our loss from operations for the Bad Daddy’s concept was $381,000 and $577,000 for the three and six month periods ended March 31, 2014, respectively. The loss was due to matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections of Item 2 above.

Affiliate Investment Loss

The net loss from affiliate investment activities consists of the Company’s share of net earnings or loss of its affiliates as they occur. The Company’s net investment loss for the three and six month periods ended March 31, 2014 was $41,000 and $113,000, respectively. The loss from investment activities is related to our 48% ownership in the Bad Daddy’s Franchise Development, LLC which is a result of initial costs of developing the Bad Daddy’s franchise program.

Net Loss

The net loss was ($425,000) for the three months ended March 31, 2014 compared to a net loss of ($337,000) for the same prior year period.

The net loss was ($584,000) for the six months ended March 31, 2014 compared to a net loss of ($666,000) for the same prior year period.

The change from the three and six month periods ended March 31, 2014 to March 31, 2013 was primarily attributable to the change in our loss from operations for the three and six month periods ended March 31, 2014, as well as a decrease in net interest expense related to the decrease in our long term notes payable, offset by our affiliate investment loss.

Liquidity and Capital Resources

Cash and Working Capital: As of March 31, 2014, we had a working capital excess of $4,019,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase if and when new Good Times or Bad Daddy’s restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2014 and beyond.

Financing:

Public Offering: On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering with the same terms as the A and B warrants sold in the offering. Also in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 of common stock at an exercise price of $3.125 to the underwriters. The representative warrants are exercisable beginning May 16, 2014 and expire on August 16, 2016. As of May 7, 2014 we have received $3,050,000 in net proceeds from the exercise of 165,900 A warrants and 2,131,300 B warrants.

We intend to use the net proceeds from this offering as well as the warrant exercise proceeds for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colorado LLC; as working capital reserves and for future investment at the discretion of our Board of Directors.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2014 include those discussed above as well as normal recurring capital expenditures for existing Good Times restaurants and new point of sale equipment for our Good Times locations. Additional commitments for the development of new restaurants in fiscal 2014 and beyond will depend on the Company’s sales trends, cash generated from operations and our access to additional capital.

Cash Flows

Net cash provided by operating activities was $146,000 for the six months ended March 31, 2014. The net cash provided by operating activities for the six months ended March 31, 2014 was the result of a net loss of $584,000 as well as cash and non-cash reconciling items totaling $730,000 (comprised of depreciation and amortization of $303,000, stock-based compensation expense of $64,000, an affiliate investment loss of $113,000,  an increase in accounts payable and accrued liabilities of $162,000, a decrease in receivables of  $127,000 and a net increase in other operating assets and liabilities of $39,000).

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

Net cash used in investing activities for the six months ended March 31, 2014 was $1,486,000 which reflects $375,000 paid to BDFD for our affiliate investment, payments received on loans to franchisees of $15,000 and $1,126,000 in purchases of property and equipment. Purchases of property and equipment include $861,000 in costs for the development of our first Bad Daddy’s Burger Bar locations in Colorado, $159,000 for the reimaging of existing Good Times Burgers & Frozen Custard restaurants and $106,000 for miscellaneous Good Times restaurant related capital expenditures.

Net cash provided by investing activities for the six months ended March 31, 2013 was $1,192,000 which reflects proceeds from sale leaseback transactions of $3,329,000 offset by the purchase of a franchise restaurant for $1,256,000, the purchase of real estate underlying a company-owned restaurant for $763,000 and $121,000 for miscellaneous restaurant related capital expenditures.

Net cash provided by financing activities for the six months ended March 31, 2014 was $791,000, which includes principal payments on notes payable, long term debt and capital leases of $21,000, distributions to non-controlling interests of $76,000, preferred dividends of $60,000, stock sale costs of $31,000 and proceeds from the exercise of warrants of $979,000.

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

Impact of Inflation

The weighted average menu price increase taken so far in fiscal 2014 at our Good Times locations was 1.9%. The total menu price increases taken during fiscal 2013 were 2.2%. We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2014.  However, we anticipate our food and packaging costs as a percentage of sales will be slightly lower in fiscal 2014 than in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications. We are planning additional moderate price increases in fiscal 2014, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: May 14, 2014
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller