Form 10-Q
period 2014-06-30
GOOD TIMES RESTAURANTS INC
filed 2014-08-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, there were 7,485,366 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended June 30, 2014

PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
ASSETS	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$ 8,188,000	$ 6,143,000
Receivables, net of allowance for doubtful accounts of $0	255,000	193,000
Prepaid expenses and other	153,000	106,000
Inventories	218,000	184,000
Notes receivable	4,000	15,000
Total current assets	8,818,000	6,641,000
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	4,729,000	4,628,000
Leasehold improvements	4,299,000	3,247,000
Fixtures and equipment	8,561,000	7,420,000
Total property, equipment and capital leases	17,589,000	15,295,000
Less accumulated depreciation and amortization	(12,917,000)	(12,444,000)
Total net property, equipment and capital leases	4,672,000	2,851,000
OTHER ASSETS:
Notes receivable	11,000	0
Investment in affiliate	491,000	273,000
Goodwill	96,000	96,000
Deposits and other assets	21,000	14,000
Total other assets	619,000	383,000
TOTAL ASSETS	$ 14,109,000	$ 9,875,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 47,000	$ 44,000
Accounts payable	800,000	701,000
Deferred income	119,000	79,000
Other accrued liabilities	1,042,000	983,000
Total current liabilities	2,008,000	1,807,000
LONG-TERM LIABILITIES:
Capital lease obligations due after one year	51,000	74,000
Long-term debt due after one year	8,000	20,000
Deferred and other liabilities	638,000	653,000
Total long-term liabilities	697,000	747,000

STOCKHOLDERS’ EQUITY:
Good Times Restaurants, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and 355,451 issued and outstanding as of September 30, 2013 (liquidation preference $1,500,000)	0	4,000
Common stock, $.001 par value; 50,000,000 shares authorized, 7,476,830 shares issued and outstanding as of June 30, 2014 and 4,926,214 shares issued and outstanding as of September 30, 2013	7,000	5,000
Capital contributed in excess of par value	30,973,000	26,334,000
Accumulated deficit	(19,864,000)	(19,264,000)
Total Good Times Restaurants, Inc. stockholders' equity	11,116,000	7,079,000
Non-controlling interest in partnerships	288,000	242,000
Total stockholders’ equity	11,404,000	7,321,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 14,109,000	$ 9,875,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
NET REVENUES:
Restaurant sales	$ 7,464,000	$ 6,394,000	$ 19,450,000	$ 16,092,000
Franchise royalties	108,000	93,000	274,000	266,000
Total net revenues	7,572,000	6,487,000	19,724,000	16,358,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	2,493,000	2,149,000	6,472,000	5,503,000
Payroll and other employee benefit costs	2,425,000	2,104,000	6,560,000	5,683,000
Restaurant occupancy and other operating costs	1,242,000	1,126,000	3,505,000	3,156,000
Preopening costs	80,000	29,000	449,000	29,000
Depreciation and amortization	180,000	169,000	483,000	537,000
Total restaurant operating costs	6,420,000	5,577,000	17,469,000	14,908,000

General and administrative costs	529,000	390,000	1,583,000	1,171,000
Advertising costs	292,000	275,000	779,000	704,000
Franchise costs	22,000	17,000	64,000	48,000
Gain on restaurant asset sale	(7,000)	(6,000)	(19,000)	(86,000)
Income (loss) From Operations	316,000	234,000	(152,000)	(387,000)

Other Income (Expenses):
Interest income (expense), net	2,000	(2,000)	5,000	(45,000)
Affiliate investment income (expense)	(44,000)	(23,000)	(157,000)	(23,000)
Other income (loss)	(2,000)	(1,000)	(8,000)	(4,000)
Total other expenses, net	(44,000)	(26,000)	(160,000)	(72,000)
NET INCOME (LOSS)	$ 272,000	$ 208,000	($312,000)	($459,000)
Income attributable to non-controlling interests	(110,000)	(67,000)	(229,000)	(65,000)
NET INCOME (LOSS) ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	$ 162,000	$ 141,000	($541,000)	($524,000)
Preferred stock dividends	0	(30,000)	(59,000)	(90,000)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ 162,000	$ 111,000	($600,000)	($614,000)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss) attributable to Common Shareholders	$ .02	$ .04	($.11)	($.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	6,870,145	2,726,214	5,649,110	2,726,214
Diluted	7,376,405	2,746,848	N/A	N/A

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($312,000)	($459,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	483,000	537,000
Accretion of deferred rent	22,000	30,000
Amortization of debt issuance costs	0	6,000
Stock based compensation expense	97,000	73,000
Affiliate investment loss	157,000	23,000
Recognition of deferred gain on sale of restaurant building	(19,000)	(18,000)
Gain on sale of assets	0	(68,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(62,000)	30,000
Inventories	(34,000)	(31,000)
Deposits and other	(54,000)	(229,000)
(Decrease) increase in:
Accounts payable	99,000	235,000
Accrued liabilities and deferred income	81,000	44,000
Net cash provided by operating activities	458,000	173,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	(375,000)	(375,000)
Proceeds from sale leaseback transactions	0	3,329,000
Payments for the purchase of property and equipment	(2,304,000)	(2,287,000)
Payments received from franchisees and others	__0	5,000
Net cash provided by (used in) investing activities	(2,679,000)	672,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred stock sale	0	1,499,000
Expenses related to stock sale	(31,000)	0
Proceeds from warrant exercises	4,559,000	0
Proceeds from stock option exercises	12,000	0
Principal payments on notes payable and long-term debt	(32,000)	(1,582,000)
Preferred dividends paid	(59,000)	0
Net distributions paid to non-controlling interests	(183,000)	(54,000)
Net cash provided by (used in) financing activities	4,266,000	(137,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,045,000	708,000

CASH AND CASH EQUIVALENTS, beginning of period	$ 6,143,000	$ 616,000

CASH AND CASH EQUIVALENTS, end of period	$ 8,188,000	$ 1,324,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 6,000	$ 51,000
Preferred dividends declared	$ 59,000	$ 90,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2014 and the results of its operations and its cash flows for the three and nine month periods ended June 30, 2014. Operating results for the nine month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. The condensed consolidated balance sheet as of September 30, 2013 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2013.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc and its wholly-owned subsidiaries, Good Times Drive Thru Inc and BD of Colorado, LLC, as of June 30, 2014. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2.

Recent Developments

We have one Bad Daddy’s Burger Bar restaurant in Denver, Colorado that opened in February, 2014 and one in Northglenn, Colorado that opened in late July 2014. We are negotiating additional Bad Daddy’s leases for development in 2014 and 2015. The $449,000 of preopening costs shown as an operating expense in the accompanying condensed consolidated statements of operations are all related to the initial Bad Daddy’s restaurants being developed by BD of Colorado, LLC.

As of June 30, 2014 we had received gross proceeds of $4,734,000 and incurred $175,000 of expenses related to the exercise of 602,900 and 2,460,700 A and B Warrants, respectively, for which we issued a total of 1,833,250 shares of our common stock.

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

Also in connection with the Investment Transaction the Company filed an initial S3 Registration Statement with the Securities and Exchange Commission on July 2, 2014 to register the issued Common Stock for resale. The Company reported that three large shareholders have, with the Company’s concurrence, exercised their contractual rights arising from their acquisition of the shares to request that their shares be registered for possible future sale.  The Company is cooperating with those requests and the shareholders have not communicated any specific plan for the sale of the shares following the registration.

As reported on the Company’s current form 8K dated August 4, 2014, on July 30, 2014, Good Times Drive Thru Inc. (the “Borrower”), the wholly-owned subsidiary of Good Times Restaurants Inc. (“Good Times”), entered into a Development Line Loan and Security Agreement (the “Loan Agreement”) with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Borrower up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests (the “Collateral Assignment”) with Lender. As of July 30, 2014, Borrower has borrowed approximately $196,000 under the Loan Agreement.  In addition, on July 30, 2014, Good Times entered into a Guaranty Agreement (“the Guaranty Agreement”) with Lender, pursuant to which Good Times guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

Under the terms of the Loan Agreement, Borrower may use up to $750,000 of the Loan to purchase a Point of Sale System and up to $1,350,000 of the Loan for the development of three new Good Times restaurants.   Borrower may request disbursements under the Loan Agreement for development costs of Good Times restaurants on or before July 1, 2015.  In connection with each disbursement under the Loan Agreement, Borrower shall execute a Promissory Note (the “Notes”) in the full amount of each disbursement request.  The Notes incur interest at a rate of 6.69% per annum, are repayable in monthly installments of principal and interest over 84 months, and contain other customary terms and conditions.  The Notes are subject to certain prepayment fees ranging between 1% and 3% of the unpaid balance at such time if Borrower repays a Note in certain circumstances prior to the thirty seventh monthly installment under such Note.

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio.

Note 3.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant).

The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during all years presented. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of the equity awards.

Our net loss for the nine months ended June 30, 2014 and June 30, 2013 includes $97,000 and $73,000, respectively, of compensation costs related to our stock-based compensation arrangements.

During the fiscal year ended September 30, 2013, the Company granted a total of 47,000 non-statutory stock options with exercise prices ranging from $2.31 to $2.44 and per-share weighted average fair values ranging from $1.96 to $2.09. In addition the Company granted a total of 110,421 incentive stock options with an exercise price of $2.31 and a per-share weighted average fair values of $1.96.

During the nine months ended June 30, 2014, we granted 89,500 incentive stock options with an exercise price of $2.48 and a per-share weighted average fair value of $2.12.

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

A summary of stock option activity under our share-based compensation plan for the nine months ended June 30, 2014 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding October 1, 2013	324,854	$ 4.35
Granted	89,500	$ 2.48
Exercised	(5,000)	$ 2.44
Forfeited	0
Expired	(7,117)	$ 10.80
Outstanding June 30, 2014	402,237	$ 3.84	7.3	$ 520,000

Exercisable June 30, 2014	202,316	$ 5.28	5.7	$ 245,000

As of June 30, 2014, the total remaining unrecognized compensation cost related to unvested stock-based arrangements was $258,000 and is expected to be recognized over a period of 2.35 years.

The total intrinsic value of stock options exercised during the nine months ended June 30, 2014, was approximately $6,000. Cash received from stock option exercises for the nine months ended June 30, 2008 was approximately $12,000.

Note 4.

Warrants

In connection with the public offering in August 2013 we issued 2,200,000 warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and an additional 2,200,000 warrants to purchase 1,100,000 shares of our common stock (“B Warrants”). Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering. Each A Warrant is exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share and two B Warrants were exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Also, in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 shares of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expire on August 16, 2016.

As of June 30, 2014 we received gross proceeds of $4,734,000 and incurred $175,000 of expenses related to the exercise of warrants. A summary of warrant activity for the nine months ended June 30, 2014 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2013	3,949,000	$2.68
Expired	(34,650)	$2.50
Exercised	(1,833,250)	$2.61
Outstanding at June 30, 2014	2,081,100	$2.78
Outstanding and exercisable at June 30, 2014	2,081,100	$2.78

Note 5.

Preferred Stock

On March 28, 2014, Small Island Investments Limited converted all 355,451 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share, into 710,902 shares of the Company’s Common Stock, par value $0.001 per share.  The effects of the conversion are to eliminate the Company’s payment of dividends on the Series C Convertible Preferred Stock and to eliminate the possible need for the Company to redeem the Series C Convertible Preferred Stock for a cash payment.  The Company filed an initial S3 Registration Statement with the Securities and Exchange Commission on July 2, 2014 to register the issued Common Stock for resale.

Note 6.

Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-

money outstanding stock options and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted-average shares outstanding – basic	6,870,145	2,726,214	5,649,110	2,726,214
Effect of potentially dilutive securities
Stock options	59,931	20,634	0	0
Warrants	446,329	0	0	0
Weighted-average shares outstanding – diluted	7,376,405	2,746,848	5,649,110	2,726,214
Excluded from diluted weighted-average shares outstanding:
Antidilutive	268,366	250,187	2,483,337	321,058

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

Note 8.

Related Party Transactions

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote Capital LLC.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. Total amounts paid to Heathcote Capital LLC were $27,900 in fiscal 2013. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. The modification was approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote Capital LLC for the nine months ended June 30, 2014 were $105,800.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company is providing general management services as well as accounting and administrative services. Income received from the agreement by the Company is fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $11,000 in fiscal 2013 and $18,000 in the nine month period ended June 30, 2014. In addition to the management services the Company performed scope of work services and total amounts received from BDFD for these services were $18,000 in fiscal 2013 and $40,000 in the nine month period ended June 30, 2014.

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

Given the results of our impairment analysis at June 30, 2014 there are no restaurants which are impaired as their projected undiscounted cash flows show recoverability of their asset values.

Goodwill

As of June 30, 2014, the Company had $96,000 of goodwill related to the purchase of a franchise operation in fiscal 2013. The Company tests goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. Given the results of our impairment analysis at June 30, 2014 the goodwill is not impaired.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2010 through 2013. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 30, 2014.

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

The Company accounts for this investment using the equity method. For the nine months ending June 30, 2014 the Company recorded a net loss of $157,000 for its share of the joint venture’s operating results.  The carrying value at June 30, 2014 was $491,000, which is represented as Investment in Affiliate in the accompanying condensed consolidated balance sheets.

Note 13.

Subsequent Events

As reported on the Company’s current form 8K dated August 4, 2014, on July 30, 2014, Good Times Drive Thru Inc. (the “Borrower”), the wholly-owned subsidiary of Good Times Restaurants Inc. (“Good Times”), entered into a Development Line Loan and Security Agreement (the “Loan Agreement”) with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Borrower up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests (the “Collateral Assignment”) with Lender. As of July 30, 2014, Borrower has borrowed approximately $196,000 under the Loan Agreement.  In addition, on July 30, 2014, Good Times entered into a Guaranty Agreement (“the Guaranty Agreement”) with Lender, pursuant to which Good Times guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

Under the terms of the Loan Agreement, Borrower may use up to $750,000 of the Loan to purchase a Point of Sale System and up to $1,350,000 of the Loan for the development of three new Good Times restaurants.   Borrower may request disbursements under the Loan Agreement for development costs of Good Times restaurants on or before July 1, 2015.  In connection with each disbursement under the Loan Agreement, Borrower shall execute a

Promissory Note (the “Notes”) in the full amount of each disbursement request.  The Notes incur interest at a rate of 6.69% per annum, are repayable in monthly installments of principal and interest over 84 months, and contain other customary terms and conditions.  The Notes are subject to certain prepayment fees ranging between 1% and 3% of the unpaid balance at such time if Borrower repays a Note in certain circumstances prior to the thirty seventh monthly installment under such Note.

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio.

Note 14.

Recent Accounting Pronouncements

There are no new accounting pronouncements that affect the Company.

Note 15.

Segment Information

All of our Good Times Burgers and Frozen Custard restaurants (Good Times) compete in the quick-service drive-through dining industry while our Bad Daddy’s Burger Bar restaurants (Bad Daddy’s) compete in the full-service upscale casual dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Good Times	$ 7,184,000	$ 6,487,000	$ 19,128,000	$ 16,358,000
Bad Daddy’s	388,000	0	596,000	-
	$ 7,572,000	$ 6,487,000	$ 19,724,000	$ 16,358,000
Income (loss) from operations
Good Times	$ 561,000	$ 263,000	$ 670,000	($358,000)
Bad Daddy’s	(245,000)	(29,000)	(822,000)	(29,000)
	$ 316,000	$ 234,000	($152,000)	($387,000)
Capital Expenditures
Good Times	$ 384,000	$ 147,000	$ 649,000	$ 2,287,000
Bad Daddy’s	778,000	0	1,639,000	0
Corporate	16,000	0	16,000	0
	$ 1,178,000	$ 147,000	$ 2,304,000	$ 2,287,000

	June 30, 2014	September 30, 2013
Property & Equipment, net
Good Times	$ 3,004,000	$ 2,803,000
Bad Daddy’s	1,652,000	48,000
Corporate	16,000	0
	$ 4,672,000	$ 2,851,000

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

Good Times Restaurant Locations

We currently operate or franchise a total of thirty-six Good Times restaurants, of which thirty-four are in the Denver, Colorado greater metropolitan area. Two of these restaurants are “dual brand”, operated pursuant to a Dual Brand Test Agreement with Taco John’s International in Wyoming.

	Total	Denver, CO Greater Metro	Wyoming
Company-owned & Co-developed	25	25
Franchised	9	9
Dual brand franchised	2		2
	36	34	2

	As of June 30,
	2014	2013
Company-owned restaurants	18	19
Co-developed	7	7
Franchise operated restaurants	11	13
Total restaurants:	36	39

Fiscal 2013: On March 31, 2013 we purchased a restaurant in Thornton, Colorado from the franchisee, and on May 1, 2013 we purchased a restaurant in Castle Rock, Colorado from the franchisee. In September 2013 we closed a company-owned restaurant operating in Silverthorne, Colorado whose lease term had ended.

Fiscal 2014: In December 2013 a Good Times franchisee closed a low volume restaurant in Lakewood, Colorado. In May 2014 a franchisee terminated its Good Times franchise agreement in the test dual brand concept and has stopped selling Good Times products at its North Dakota location.

Bad Daddy’s Restaurant Locations

We currently operate two Bad Daddy’s Burger Bar restaurants in the Denver, Colorado greater metropolitan area, one of which opened in February 2014 and the second in late July 2014.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and nine month periods ending June 30, 2014 and results for the three and nine month periods ending June 30, 2013.

Results of Operations

Overview

Same store sales at our Good Times restaurants increased 12% for fiscal 2013, and have increased 15.6% in the first nine months of fiscal 2014. These results reflect the continuation of the positive momentum we have experienced since fiscal 2011. The 15.6% increase in fiscal 2014 is comprised of a 8.7% increase in transactions, a 1.2% increase in our breakfast sales, a 3.3% increase in pricing and a 2.4% increase in average check from menu mix changes.

In the first quarter of fiscal 2013 we implemented a new limited item breakfast menu at Good Times that generated incremental sales of approximately 8.5% in the nine months ended June 30, 2014, compared to 7.2% for the same prior year period.  Consistent with our brand position of offering fresh, all natural, handcrafted products, we elected to come to market with authentic, Hatch Valley New Mexico green chile burritos at a price point of $2 each, which we believe is both an excellent value for our customer and is highly differentiated from any other offerings in the quick service restaurant category.   Because we do not offer a broad breakfast menu, we are highly labor efficient for that day part resulting in a relatively low breakeven point and higher incremental profitability.

Our outlook for fiscal 2014 for Good Times is cautiously optimistic based on the last two years of positive sales trends and the results of our first three quarters; however our sales trends are influenced by many factors and we began to compare to higher prior year sales trends in April 2014.  Our average transaction decreased slightly in fiscal 2013 compared to fiscal 2012 due to the implementation of breakfast which has a lower average transaction than our other day parts. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Net Revenues

Net revenues for the three months ended June 30, 2014 increased $1,085,000 or 16.7% to $7,572,000 from $6,487,000 for the three months ended June 30, 2013, of which $697,000 came from the Good Times concept.

Good Times same store restaurant sales increased 12.5% during the three months ended June 30, 2014 for the restaurants that were open for the full three month periods ending June 30, 2014 and June 30, 2013. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales increased $68,000 due to one restaurant purchased from a franchisee in May of 2013. Restaurant sales decreased $197,000 due to one company-owned restaurant closed in September 2013.

Good Times franchise revenues for the three months ended June 30, 2014 increased $15,000 to $108,000 from $93,000 for the three months ended June 30, 2013 due to an increase in franchise royalties and fees. Same store Good Times franchise restaurant sales increased 12.1% during the three months ended June 30, 2014 for the franchise restaurants that were open for the full periods ending June 30, 2014 and June 30, 2013. Dual branded franchise restaurant sales decreased 12.2% during the three months ended June 30, 2014, compared to the same prior year period, primarily due to the closure of one dual branded restaurant in April 2014.

Net revenues for the nine months ended June 30, 2014 increased $3,366,000 or 20.6% to $19,724,000 from $16,358,000 for the nine months ended June 30, 2013, of which $2,770,000 came from the Good Times concept.

Good Times same store restaurant sales increased 15.6% during the nine months ended June 30, 2014 for the restaurants that were open for the full nine month periods ending June 30, 2014 and June 30, 2013. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales increased $856,000 due to two restaurants purchased from franchisees in fiscal 2013. Restaurant sales decreased $541,000 due to one company-owned store closed in September 2013.

Good Times franchise revenues for the nine months ended June 30, 2014 increased $8,000 to $274,000 from $266,000 for the nine months ended June 30, 2013 due to an increase in franchise royalties and fees. Same store Good Times franchise restaurant sales increased 15.1% during the nine months ended June 30, 2014 for the franchise restaurants that were open for the full periods ending June 30, 2014 and June 30, 2013. Dual branded franchise restaurant sales decreased 19.5% during the nine months ended June 30, 2014, compared to the same prior year period largely due to the closure of two restaurants in December of 2012 and another in April 2014.

Bad Daddy’s restaurant sales were $388,000 and $596,000 for the three and nine month periods ended June 30, 2014, respectively. Our first Bad Daddy’s location opened in Denver, Colorado in February 2014.

Restaurant Operating Costs

Restaurant operating costs as a percent of restaurant sales were 85.8% during the three months ended June 30, 2014 compared to 87.2% in the same prior year period and were 89.8% during the nine months ended June 30, 2014 compared to 92.6% in the same prior year period. The current year includes 1.1% and 2.3% for the three and nine months ended June 30, 2104, respectively, of preopening costs related to our initial Bad Daddy’s Burger Bar restaurants in Colorado.

The changes in restaurant-level costs are explained as follows:

	Three months ended June 30, 2014	Nine months ended June 30, 2014
Restaurant-level costs for the period ended June 30, 2013	87.2%	92.6%
Decrease in food and packaging costs	(.2%)	(.9%)
Decrease in payroll and other employee benefit costs	(.4%)	(1.5%)
Decrease in occupancy and other operating costs	(1.2%)	(1.6%)
Decrease in depreciation and amortization	(.2%)	(.9%)
Restaurant-level costs, before preopen costs, for the period ended June 30, 2014	85.2%	87.7%
Increase in preopening costs	.6%	2.1%
Restaurant-level costs for the period ended June 30, 2014	85.8%	89.8%

Food and Packaging Costs

For the three months ended June 30, 2014 food and packaging costs for our Good Times concept increased $208,000 to $2,357,000 (33.3% of restaurant sales) from $2,149,000 (33.6% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2014 food and packaging costs for the Good Times concept increased $749,000 to $6,252,000 (33.2% of restaurant sales) from $5,503,000 (34.2% of restaurant sales) compared to the same prior year period.

For the nine month period ended June 30, 2014 food and packaging costs for our Good Times concept decreased as a percentage of restaurant sales compared to the same prior year period primarily due to lower commodity costs during the first four months of the fiscal year, compared to the same prior year period.  We have seen dramatic increases in commodity costs since February 2014, primarily in beef, bacon and dairy. The weighted average menu price increases taken so far in fiscal 2014 are 2.4%. The total menu price increases taken during fiscal 2013 were 2.2%. As we anticipate continued cost pressure on several core commodities, particularly beef, bacon and dairy for fiscal 2014 we may implement additional moderate menu price increases for the balance of fiscal 2014.

For the three and nine months ended June 30, 2014 food and packaging costs as a percentage of restaurant sales for our Bad Daddy’s concept were 36.1% and 37%, respectively, primarily due to higher than normal promotional discounting used to drive trial in our initial months of opening.

Payroll and Other Employee Benefit Costs

For the three months ended June 30, 2014 our payroll and other employee benefit costs for our Good Times concept increased $82,000 to $2,186,000 (30.9% of restaurant sales) from $2,104,000 (32.9% of restaurant sales) compared to the same prior year period. The $82,000 increase is attributable to a decrease of $94,000 in payroll and other employee benefits for the three months ending June 30, 2014  due to the closure of one company-owned restaurant in September of 2012, offset by: 1) an increase of $21,000 in payroll and other employee benefits for the three months ending June 30, 2014 due  to the purchase of one franchise owned restaurant in May, 2013, and 2) an increase of $155,000 due to additional payroll costs as a result of increased same store sales compared to the same prior year period. Due to the semi-variable nature of payroll and other employee benefit costs these costs will decrease as a percentage of restaurant sales as restaurant sales increase.

For the nine months ended June 30, 2014 our payroll and other employee benefit costs for our Good Times concept increased $487,000 to $6,170,000 (32.7% of restaurant sales) from $5,683,000 (35.3% of restaurant sales) compared to the same prior year period. The $487,000 increase is attributable to a decrease of $271,000 in payroll and other employee benefits for the nine months ending June 30, 2014  due to the closure of one company-owned restaurant in September of 2012, offset by: 1) an increase of $263,000 in payroll and other employee benefits for the nine months ending June 30, 2014 due  to the purchase of two franchise owned restaurants in January and May, 2013, and 2) an increase of $495,000 due to additional payroll costs as a result of increased same store sales compared to the same prior year period. Due to the semi-variable nature of payroll and other employee benefit costs these costs will decrease as a percentage of restaurant sales as restaurant sales increase.

For the three and nine months ended June 30, 2014 payroll and other employee benefit costs for our Bad Daddy’s concept were $239,000 (61.6% of restaurant sales) and $391,000 (65.5% of restaurant sales)  for our first restaurant which opened in February 2014. Payroll and other employee benefit costs are abnormally high due to the lower opening sales volume and the inclusion of costs related to training and regional management. We anticipate that these costs as a percentage of restaurant sales will decline for the balance of the fiscal year as sales increase and an additional location is opened in late July 2014.

Occupancy and Other Operating Costs

For the three months ended June 30, 2014 our occupancy and other operating costs for our Good Times concept increased $22,000 to $1,147,000 (16.2% of restaurant sales) from $1,125,000 (21.3% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2014 our occupancy and other operating costs for our Good Times concept increased $210,000 to $3,365,000 (17.9% of restaurant sales) from $3,155,000 (19.6% of restaurant sales) compared to the same prior year period.

The increase for the Good Times concept in the three and nine month periods ending June 30, 2014 is partially attributable to the purchase of the two franchise owned restaurants in fiscal 2013 as well as increases in rent, property taxes, utilities, restaurant repairs and bank credit card fees compared to the same prior year periods, offset by a decrease in costs due to the closure of one company-owned restaurant in September of 2012. Due to the fixed nature of occupancy costs they will decrease as a percentage of restaurant sales as restaurant sales increase.

For the three and nine months ended June 30, 2014 occupancy and other operating costs for our Bad Daddy’s concept were $101,000 and $166,000, respectively, which are related to our first restaurant that opened in February 2014.

Preopening Costs

For the three and nine month periods ended June 30, 2014 our new store preopening costs were $80,000 and $449,000, respectively, compared to $29,000 for the same prior year periods. All of the preopening costs are related to the initial Bad Daddy’s restaurants being developed by BD of Colorado, LLC the first of which opened in February 2014 and the second of which opened in late July 2014.

Depreciation and Amortization

For the three months ended June 30, 2014, our depreciation and amortization for our Good Times concept decreased $24,000 to $145,000 (2% of restaurant sales) from $169,000 (2.6% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2014, our depreciation and amortization for our Good Times concept decreased $116,000 to $421,000 (2.2% of restaurant sales) from $537,000 (3.3% of restaurant sales) compared to the same prior year period.

The decrease in the three and nine month periods ended June 30, 2014 for our Good Times concept is mainly attributable to a decrease in amortization expense as loan fees related to the termination of the Wells Fargo Bank note were recorded in October 2012, as well as declining depreciation expense in our aging company-owned and co-developed restaurants.

For the three and nine months ended June 30, 2014 depreciation and amortization for our Bad Daddy’s concept were $22,000 and $36,000, respectively.

General and Administrative Costs

For the three months ended June 30, 2014, general and administrative costs increased $139,000 to $529,000 (7% of total revenues) from $390,000 (6% of total revenues) for the same prior year period.

For the nine months ended June 30, 2014, general and administrative costs increased $412,000 to $1,583,000 (8% of total revenues) from $1,171,000 (7.2% of total revenues) for the same prior year period.

The increase for the three and nine month periods ended June 30, 2014 was mainly attributable to increases in payroll and employee benefit costs, training costs, directors fees, professional services and financial relations costs. In particular our financial relations costs increased $84,000 for the nine month period ended June 30, 2014 compared to the same prior year period.

Advertising Costs

For the three months ended June 30, 2014 advertising costs increased $17,000 to $292,000 (3.9% of restaurant sales) from $275,000 (4.3% of restaurant sales) for the same prior year period.

For the nine months ended June 30, 2014 advertising costs increased $75,000 to $779,000 (4% of restaurant sales) from $704,000 (4.4% of restaurant sales) for the same prior year period.

Advertising costs for our Good Times concept consists primarily of contributions made to the advertising materials fund and regional advertising cooperative based on a percentage of restaurant sales. The percentage contribution for the three and nine month periods ended June 30, 2014 remained the same as the prior year period.

Advertising costs of $11,000 and $31,000 for the three and nine month periods ended June 30, 2014, respectively, are attributable to our Bad Daddy’s concept and consisted primarily of menu development and printing costs as well as direct mail costs related to the opening of our first restaurant in February 2014.

Franchise Costs

For the three months ended June 30, 2014, franchise costs increased $5,000 to $22,000 (.3% of Good Times total revenues) from $17,000 (.3% of Good Times total revenues) for the same prior year period.

For the nine months ended June 30, 2014, franchise costs increased $16,000 to $64,000 (.3% of Good Times total revenues) from $48,000 (.3% of Good Times total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended June 30, 2014, our gain on the sale of restaurant assets increased $1,000 to $7,000 from $6,000 for the same prior year period.

For the nine months ended June 30, 2014, our gain on the sale of restaurant assets decreased $67,000 to $19,000 from $86,000 for the same prior year period.

The prior year nine month period includes a gain of $68,000 on the sale of one Good Times restaurant in a sale leaseback transaction.

Gain or Loss from Operations

We had consolidated income from operations of $316,000 in the three months ended June 30, 2014 compared to consolidated income from operations of $234,000 for the same prior year period.

We had a consolidated loss from operations of ($152,000) in the nine months ended June 30, 2014 compared to a consolidated loss from operations of ($387,000) for the same prior year period.

Our Good Times concept had income from operations of $561,000 in the three month period ended June 30, 2014 compared to income from operations of $263,000 in the same prior year period, which represents a $298,000 increase over the prior period.

Our Good Times concept had income from operations of $670,000 in the nine month period ended June 30, 2014 compared to a loss from operations of $358,000 in the same prior year period, which represents a $1,028,000 increase over the prior period.

The increase in income from operations for the Good Times concept for the three and nine month periods is due primarily to the increase in net revenues offset by other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and “Franchise Costs” sections of Item 2 above.

Our loss from operations for the Bad Daddy’s concept was $245,000 and $822,000 for the three and nine month periods ended June 30, 2014, respectively, compared to a loss of $29,000 in the same prior year periods. The loss was due to matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections of Item 2 above.

Affiliate Investment Loss

The net loss from affiliate investment activities consists of the Company’s share of net earnings or loss of its affiliates as they occur. The Company’s net investment loss for the three and nine month periods ended June 30, 2014 was $44,000 and $157,000, respectively, compared to a loss of $23,000 in the same prior year periods. The loss from investment activities is related to our 48% ownership in the Bad Daddy’s Franchise Development, LLC which is a result of initial costs of developing the Bad Daddy’s franchise program.

Net Income or Loss

The net income was $272,000 for the three months ended June 30, 2014 compared to net income of $208,000 for the same prior year period.

The net loss was ($312,000) for the nine months ended June 30, 2014 compared to a net loss of ($459,000) for the same prior year period.

The change from the three and nine month periods ended June 30, 2014 to June 30, 2013 was primarily attributable to the change in our loss from operations for the three and nine month periods ended June 30, 2014, as well as a decrease in net interest expense related to the decrease in our long term notes payable, offset by an increase in our affiliate investment loss.

Liquidity and Capital Resources

Cash and Working Capital: As of June 30, 2014, we had a working capital excess of $6,810,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase if and when new Good Times or Bad Daddy’s restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2014 and beyond.

Financing:

Public Offering: On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering with the same terms as the A and B warrants sold in the offering. Also in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expire on August 16, 2016. As of June 30, 2014 we had received $4,563,000 in net proceeds from the exercise of 602,900 A warrants and 2,460,700 B warrants.

We intend to use the net proceeds from this offering as well as the warrant exercise proceeds for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colorado LLC; as working capital reserves and for future investment at the discretion of our Board of Directors.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2014 include those discussed above as well as normal recurring capital expenditures for existing Good Times restaurants and the remainder of the new point of sale equipment for our Good Times locations.

Cash Flows

Net cash provided by operating activities was $458,000 for the nine months ended June 30, 2014. The net cash provided by operating activities for the nine months ended June 30, 2014 was the result of a net loss of $312,000 as well as cash and non-cash reconciling items totaling $770,000 (comprised of depreciation and amortization of $483,000, stock-based compensation expense of $97,000, an affiliate investment loss of $157,000,  an increase in accounts payable and accrued liabilities of $180,000, an increase in receivables and inventories of  $96,000 and a net increase in other operating assets and liabilities of $51,000).

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

Net cash used in investing activities for the nine months ended June 30, 2014 was $2,679,000 which reflects $375,000 paid to BDFD for our affiliate investment and $2,304,000 for the purchases of property and equipment. Details of the $2,304,000 are as follows:

•

$1,639,000 in costs for the development of our first three Bad Daddy’s locations in Colorado

•

$204,000 for the reimaging of existing Good Times locations

•

$286,000 for the purchase of new point of sale equipment for our Good Times locations

•

$175,000 for miscellaneous capital expenditures related to our Good Times locations

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

Net cash provided by financing activities for the nine months ended June 30, 2014 was $4,266,000, which includes principal payments on notes payable, long term debt and capital leases of $32,000, distributions to non-controlling interests of $183,000, preferred dividends of $59,000, stock sale costs of $31,000 and proceeds from the exercise of warrants and stock options of $4,571,000.

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

Impact of Inflation

The weighted average menu price increase taken so far in fiscal 2014 at our Good Times locations was 2.4%. The total menu price increases taken during fiscal 2013 were 2.2%. We anticipate cost pressure on several core commodities, including beef, bacon and dairy for fiscal 2014.  However, we anticipate our food and packaging costs as a percentage of sales will be slightly lower in fiscal 2014 than in fiscal 2013 from a combination of price increases, product sales mix changes and recipe modifications. We may implement additional moderate price increases in fiscal 2014, which may or may not be sufficient to recover increased commodity costs or increases in other operating expenses.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 13, 2014
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller