Form 10-Q/A
period 2014-06-30
GOOD TIMES RESTAURANTS INC
filed 2014-08-22
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the Securities and Exchange Commission on August 14, 2014 (the “Original Filing”).  The purpose of this Amendment is solely to amend Item 2 of Part 2 to disclose information about unregistered sales of equity securities.

No other sections were affected, but for the convenience of the reader, the Company is filing this Form 10-Q/A in its entirety with all applicable changes.  This Amendment is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to make the necessary amendments to Item 2 of Part 2.

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

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($312,000)	($459,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	483,000	537,000
Accretion of deferred rent	22,000	30,000
Amortization of debt issuance costs	0	6,000
Stock based compensation expense	97,000	73,000
Affiliate investment loss	157,000	23,000
Recognition of deferred gain on sale of restaurant building	(19,000)	(18,000)
Gain on sale of assets	0	(68,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(62,000)	30,000
Inventories	(34,000)	(31,000)
Deposits and other	(54,000)	(229,000)
(Decrease) increase in:
Accounts payable	99,000	235,000
Accrued liabilities and deferred income	81,000	44,000
Net cash provided by operating activities	458,000	173,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	(375,000)	(375,000)
Proceeds from sale leaseback transactions	0	3,329,000
Payments for the purchase of property and equipment	(2,304,000)	(2,287,000)
Payments received from franchisees and others	0	5,000
Net cash provided by (used in) investing activities	(2,679,000)	672,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred stock sale	0	1,499,000
Expenses related to stock sale	(31,000)	0
Proceeds from warrant exercises	4,559,000	0
Proceeds from stock option exercises	12,000	0
Principal payments on notes payable and long-term debt	(32,000)	(1,582,000)
Preferred dividends paid	(59,000)	0
Net distributions paid to non-controlling interests	(183,000)	(54,000)
Net cash provided by (used in) financing activities	4,266,000	(137,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,045,000	708,000

CASH AND CASH EQUIVALENTS, beginning of period	$ 6,143,000	$ 616,000

CASH AND CASH EQUIVALENTS, end of period	$ 8,188,000	$ 1,324,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 6,000	$ 51,000
Preferred dividends declared	$ 59,000	$ 90,000

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

Note 6.

Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

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

Between May 21, 2014 and August 20, 2014, the Company issued 484,600 shares of common stock at an exercise price of $2.75 per share issued upon exercise of A Warrants, with an aggregate value of $1,332,650.  The A Warrants were issued pursuant to a Registration Statement on Form S-1 filed with and declared effective by the SEC on August 15, 2013 (the "Original Registration Statement").  The Company understands that the SEC does not view the shares underlying the warrants as being "sold" for securities law purposes until the warrants are exercised, and therefore it is the view of the SEC that the Company should have filed a post-effective amendment to the Original Registration Statement prior to issuing these shares.  The sale of these shares upon exercise of the A Warrants was therefore not exempt from registration requirements under federal and state securities laws.  Consequently, the holders of A Warrants who purchased such shares may seek to rescind the sale.  Promply upon learning of the requirement to file a post-effective amendment, the Company undertook corrective steps to comply.  Pending the Company's filing of a post-effective amendment to the Original Registration Statement, which is in process, the Company has ceased accepting cash exercises of A Warrants.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

.	EXHIBITS
(a) Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Controller pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Controller pursuant to Section 906
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: August 22, 2014
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller