Form 10-K
period 2014-09-30
GOOD TIMES RESTAURANTS INC
filed 2014-12-29
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2014

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

Registrant’s telephone number: (303) 384-1400
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

As of December 11, 2014, the aggregate market value of the 8,353,582 shares of common stock held by non-affiliates of the issuer, based on the closing sales price of the common stock on December 11, 2014 of $6.63 per share as reported on the NASDAQ Capital Market, was $55,384,249.

As of December 11, 2014, the issuer had 9,443,080 shares of common stock outstanding.

PART I

ITEM 1.

BUSINESS

Overview: Good Times Restaurants Inc., a Nevada corporation (the “Company”), was organized in 1987.  Through our wholly-owned subsidiary, Good Times Drive Thru Inc., a Colorado corporation (“Drive Thru”), we are engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our Good Times restaurants are located in the front-range communities of Colorado but we also have franchised restaurants in Wyoming.  Over the past three years we have experienced significant growth in our same store sales in our Good Times Burgers & Frozen Custard restaurants which has led to significant improvement in our operating margins and the profitability of the Company.

In fiscal 2013, we entered into a series of agreements with Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”), and Bad Daddy’s Franchise Development, LLC, a North Carolina limited liability company (“BDFD”), to acquire the exclusive development rights for Bad Daddy’s Burger Bar restaurants in Colorado, additional restaurant development rights for Arizona and Kansas through our wholly owned subsidiary BD of Colorado LLC (“BD of Colo”), and a 48% voting ownership interest in the Bad Daddy’s Burger Bar franchisor entity, BDFD.  During fiscal 2014, we exchanged the development rights for Arizona for the development rights for Oklahoma.

BD of Colo is engaged in the business of developing, owning and operating full service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar. The Company manages BDFD under a management agreement and BDFD is engaged in the business of franchising Bad Daddy’s Burger Bar restaurants in certain targeted markets across the country.  We do not consolidate the operations of BDFD in our financial statements and account for our 48% ownership interest under the equity method of accounting.

During fiscal 2014 BD of Colo opened two Bad Daddy’s restaurants in the Denver metropolitan area and a third is expected to open in January 2015.  Subsequent to fiscal year end, Drive Thru opened one new Good Times restaurant on November 20, 2014 and closed on the purchase of land for development of an additional Good Times restaurant expected to open in the Spring of 2015.

During fiscal 2014 and subsequent to fiscal year end, we have also significantly increased the equity of the Company through the exercise of Series A, Series B and Underwriter Warrants.

The terms “Good Times”, “we”, “us” and “our” where used herein refer to the operations of Drive Thru, BD of Colo and the Company.

Financial & Brand Highlights

•

We have had seventeen consecutive quarters of same store sales growth.

•

We had a 14.6% increase in same store sales for the fiscal year ended September 30, 2014 (“fiscal 2014”) in addition to the increase in same store sales for fiscal 2013 of 12%.

•

We ended fiscal 2014 with $9.9 million in cash with minimal long term debt, and subsequent to the fiscal year end we had additional warrant exercise proceeds that yielded $3.2 million in proceeds.

•

Our net revenues for fiscal 2014 increased by $5,145,000 (+22.5%) to $28,037,000 from $22,892,000 in fiscal year 2013, primarily due to increased Good Times same store sales, and the opening of two Bad Daddy’s locations.

•

Our loss from operations was $219,000 in fiscal 2014 compared to $392,000 in fiscal 2013.  Fiscal 2014 included $570,000 of increased new store opening costs as compared to fiscal 2013 as well as the initial operating losses from our first Bad Daddy’s restaurant in Colorado.

•

Our net loss was $370,000 for fiscal 2014 compared to $544,000 for fiscal 2013.

•

During fiscal 2012, we began a reimaging and remodeling program for our older restaurants that continued in fiscal 2014 and that we plan to continue in fiscal 2015.   In fiscal 2014 we spent approximately $500,000 on recurring and remodeling capital expenditures and we plan to spend approximately $1,700,000 on recurring and remodeling capital expenditures in fiscal 2015.

•

We believe Good Times is the only quick service restaurant concept in Colorado offering all natural beef and chicken with no hormones, no steroids, no antibiotics and humanely raised, vegetarian fed animals with no animal byproducts in the feed in all of its hamburger and chicken menu items.

•

We continued our television campaign in fiscal 2014 that began in March of 2013 with four distinct product windows, communicating Good Times’ core brand attributes of fresh, all natural, hand crafted products with taste profiles available only at Good Times, which has contributed to our continued same store sales increases through fiscal 2014.

•

We opened a new Good Times restaurant on November 20, 2014 with new interior design finishes and décor that we believe continues to help set Good Times apart from mainstream hamburger quick service restaurants, utilizing finishes and design elements more commonly seen in fast casual restaurants.   We plan to build additional Good Times Burgers & Frozen Custard company-owned restaurants in Colorado, utilizing our 2,200 square foot, 48 seat dining room design, our 2,400 square foot, 70 seat dining room design as well as converting buildings from other restaurant concepts.

•

Our second Bad Daddy’s restaurant in Colorado opened on July 28, 2014 and continues to produce the highest average weekly sales of all Bad Daddy’s restaurants in the system.  Our third Bad Daddy’s in Colorado is expected to open in January 2015 and we plan to build additional Bad Daddy’s Burger Bar restaurants in Colorado and other states.

Recent Developments

During fiscal 2014, our liquidity and equity significantly increased from the exercise of approximately 97% of the Series B warrants and approximately 50% of the Series A warrants.  Subsequent to the fiscal year end we announced that a total of 2,450,100 Series A Warrants, representing 97% of the outstanding Series A Warrants and 100% of the 154,000 Underwriter Warrants, were exercised by the holders.  Total gross proceeds from all warrants exercised were approximately $10,100,000.

In October 2014 the Company mailed a notice of redemption to all holders of the Company’s A Warrants.  Each A Warrant was exercisable for one share of common stock at $2.75 per share until 5:00 p.m. Colorado Time on Friday, November 14, 2014.  Holders of the A Warrants are no longer entitled to exercise their warrants for common stock and have no rights, except to receive the redemption price of $.01 per A Warrant, upon surrender of their Series A Warrants.  No other warrants remain outstanding.

As reported on form 8-K, on July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.   As of September 30, 2014, Drive Thru had borrowed approximately $196,000 under the Loan Agreement.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

Under the terms of the Loan Agreement, Drive Thru may use up to $750,000 of the Loan to purchase a Point of Sale System and up to $1,350,000 of the Loan for the development of three new Good Times restaurants.   Drive Thru may request disbursements under the Loan Agreement for development costs of Good Times restaurants on or before July 1, 2015.  In connection with each disbursement under the Loan Agreement, Drive Thru shall execute a Promissory Note (the “Notes”) in the full amount of each disbursement request.  The Notes incur interest at a rate of 6.69% per annum, are repayable in monthly installments of principal and interest over 84 months, and contain other customary terms and conditions.  The Notes are subject to certain prepayment fees ranging between 1% and 3% of the unpaid balance at such time if Drive Thru repays a Note in certain circumstances prior to the thirty seventh monthly installment under such Note.

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio.

After the occurrence and during the continuation of an event of default, interest on the Notes will accrue at a rate of 11.69% per annum and Lender may declare the unpaid principal balance of the Notes, together with accrued but unpaid interest, immediately due and payable. An event of default under the Loan Documents includes, but is not limited to, any of the following: failure to pay principal or interest when due, breach of any representation or warranty in the Loan Documents, commencement of dissolution or liquidation proceedings by the Company or Drive Thru, insolvency or bankruptcy of the Company or Drive Thru, or failure of the Company or Drive Thru to comply with any material term of the Loan Documents.

The Loan Agreement and Notes are secured by substantially all of Drive Thru’s assets, including, but not limited to its interest in Fast Restaurants Co-Development Limited Partnership and all distributions and proceeds relating to such partnership interest. Fast Restaurants Co-Development Limited Partnership is a partnership in which the Company owns an approximate 51% interest in the partnership and exercises complete management control over all decisions for the partnership.

The Company has provided customary representations and warranties and made customary affirmative and negative covenants to Lender pursuant to the terms of the Guaranty Agreement, including without limitation, a covenant to not, without Lender’s prior written consent, (a) enter into or be a party to a merger, consolidation, reorganization, or exchange of stock or assets, (b) transfer or assign assets which could result in a material adverse change to the business, (c) permit the sale or encumbrance of Drive Thru, (d) incur additional indebtedness in excess of $100,000, except as previously disclosed to Lender or unsecured trade accounts incurred in the ordinary course of business, or (e) materially modify or amend, or permit Drive Thru to modify or amend, any term or condition of any franchise, lease, management, employment, development, limited partnership forbearance or use or licensing agreement to which Drive Thru or the Company is a party.

As reported on form 8-K, on December 22, 2014 we reported that effective at the Company’s next Meeting of Shareholders, currently scheduled for February 4, 2015, the Board of Directors of the Company approved and adopted an amendment to Article III, Section 3 of the Company’s bylaws to decrease the maximum number of directors of the Company from nine members to seven members.

Concepts:

Good Times Burgers & Frozen Custard

We operate Good Times Burgers & Frozen Custard restaurants with two different formats that have evolved over the course of our history: a smaller, 880 to 1,000 square foot building without indoor seating that is focused on drive-through service and limited walk up service; and a 2,400 square foot, 70 seat dining room.  We have further refined the prototype design to reduce development costs and improve the return on investment model for future company-owned and franchised restaurant expansion with a 2,200 square foot, 48 seat dining room design that will carry forward all of the core design elements that enhance our higher quality, all-natural brand image.

We operate at the upper end of the quick service restaurant (“QSR”) category in terms of the quality of our ingredients and pricing strategy, without a $1 menu or deep discounting.   Consumer research has shown us that the customer feels a strong connection to us and feels better about choosing Good Times Burgers & Frozen Custard over the larger hamburger QSR brands due to the quality of our ingredients and brand personality.  As a result we have developed a communications umbrella called “Happiness Made to Order” with three primary brand pillars of Innovation, Quality and Connectedness.  All of our product initiatives are designed to support a brand position that adds differentiation to our concept within the landscape of QSR competitors, particularly in the hamburger segment.  Within Innovation we strive to create products and flavor profiles available only at Good Times Burgers & Frozen Custard that challenge QSR norms.  Within Quality, our products are supported by Fresh, All Natural, Handcrafted attributes using high quality, regional ingredients.  Within Connectedness, we strive to create connections with our customers based on the Colorado lifestyle, local brand partners and community support and involvement.   We believe Good Times Burgers & Frozen Custard is the only QSR chain in the region serving Fresh All Natural Angus beef and All Natural Chicken with no hormones, no steroids, no antibiotics and humanely raised animals with no animal byproducts in the feed.

We continued to promote our core product introductions in fiscal 2014 with a combination of limited time offers and permanent product introductions including our Boneless Hand Breaded All Natural Chicken, Sweet Potato Fries, Summer and Holiday Shakes, $2 Hatch Valley New Mexico Green Chile Breakfast Burritos, Fresh Frozen Custard items and toppings for our Wild Fries and Fresh Cut Fries.  During 2015, we plan to focus on innovation and improvements in each of our menu categories of burgers, chicken, sides, frozen custard and breakfast.

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

We will continue to focus on elevating the attributes of our menu items that we believe give us a unique position in hamburger quick service restaurants – Fresh All Natural Angus beef and All Natural Chicken that is free from hormones, steroids and antibiotics and humanely raised with no animal byproducts in the feed; Fresh Frozen Custard made fresh every few hours in every restaurant; Fresh Grilled Honey Cured Bacon; Fresh Lemonade; Fresh Cut Fries; All-Natural, Hand-Breaded  Chicken; Freshly Sliced Produce and toppings such as real guacamole and sautéed mushrooms.  We continue to invest in new equipment with the goal of achieving a more hot-off-the-grill, cooked to order flavor that is more common in fast casual and casual theme concepts than in quick service restaurants and with the goal of providing the best quality French fries we can.

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar operates in the emerging “small box,” grill and bar segment, which has a higher average check and we believe is a step above fast casual concepts such as Five Guys and Smashburger and casual theme concepts such as Chili’s and Red Robin in terms of food quality and price points, but below “polished casual” or sports themed big box concepts, such as BJ’s, Cheesecake Factory and Buffalo Wild Wings. The average size of a Bad Daddy’s Burger Bar prototype restaurant is approximately 3,500 to 3,800 square feet which is smaller than other grill and bar segment competitors.  The menu consists of chef driven recipes within a relatively simple menu of signature burgers, salads, sandwiches and appetizers in a high energy, pop culture oriented atmosphere.  The bar is dominated by craft beers and, while prominent enough to impact the overall feel of the design, we do not believe it is so dominant as to be a turn off for families.  We believe the food quality is far superior to casual theme concepts, rivaling upscale casual concepts, with menu item names that evoke an irreverent personality.  Bad Daddy’s Burger Bar has been recognized for “best burger” and has received many other accolades by the Charlotte, North Carolina press and community as well as by USA Today as being one of the top 25 best burgers in the country.

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

We believe that Bad Daddy’s Burger Bar is differentiated from other casual grill and bar concepts, with a focused, yet sufficiently diverse menu featuring a selection of unique, chef-developed, “gourmet” menu items in an atmosphere with a purposefully unsophisticated feel.  With a per person average check that is higher than casual theme concepts such as Chili’s and Red Robin, Bad Daddy’s Burger Bar is similar to Burger Lounge, The Counter and Bobby’s Burger Palace, but below Zinburger, Five Napkin Burger and other higher check concepts, based on our knowledge of publicly available information about those concepts.  Bad Daddy’s Burger Bar offers a full bar with the majority of its alcohol sales derived from craft microbrew beers.  Sales are divided almost equally between lunch and dinner with hours of operation from 11 am to 11 pm with restaurants open slightly later on weekends, depending on the surrounding trade area.

Based on management’s review of the average sales of the three operating restaurants that have been open for more than one year, we anticipate that Bad Daddy’s restaurants will generate much higher sales per square foot than the average for quick service restaurants and higher than the publicly reported sales per square foot of concepts such as Panera Bread, Five Guys Burgers & Fries and BJ’s Restaurants.  We estimate that it will require a cash investment of $700,000 to $1,000,000 to open each restaurant in the State of Colorado and anticipate a return on investment model that is very competitive in the industry, based on our knowledge of existing Bad Daddy’s Burger Bar restaurants, the BDFD Franchise Disclosure Document, our experience to-date and other publicly available information of similarly sized restaurant concepts.  The existing Bad Daddy’s Burger Bar average sales per restaurant are much higher than the Good Times Burgers & Frozen Custard average sales per restaurant, as is their average check.

BDFD has prepared a Franchise Disclosure Document, operating systems and processes and registered trademarks and we anticipate we will pursue expansion through the sale of franchises in certain markets.

Business Strategy

We are focused on continuing to improve the profitability of Drive Thru and developing additional Good Times Burgers & Frozen Custard restaurants in our home state of Colorado while developing the Bad Daddy’s Burger Bar concept with company-owned restaurants in Colorado, Oklahoma and Kansas and with franchised restaurants in other markets in the U.S. allowing us to leverage these strengths and opportunities:

  Good Times is a 27 year old company with a vibrant, high quality brand       position in Colorado.

•

We have minimal bank debt, a healthy balance sheet with positive cash flow from operations and 17 consecutive quarters of same store sales growth.

•

We have an existing infrastructure with sophisticated systems and processes in place that can be significantly leveraged with a new growth concept.

•

We have the exclusive right to develop Bad Daddy’s Burger Bar restaurants in Colorado, as well as optional development rights in Kansas and Oklahoma.

•

We have a 48% ownership interest in BDFD, the franchisor of the Bad Daddy’s Burger Bar concept, which we manage under a Management Services Agreement, with the goal of franchising primarily to experienced, multi-unit operators of other restaurant concepts.

•

We are partnering with successful serial restaurateurs in Bad Daddy’s Burger Bar, which we believe is an exciting new, emerging growth concept.

Our strategies for growing the Company include the following:

1.

Consistently Grow Same Store Restaurant Sales. We will continue to focus on same store restaurant sales driven by increases in customer transactions and increases in the average customer check.  Same store sales increased 14.2% in fiscal 2014 compared to fiscal 2013 and increased 12% in fiscal 2013 compared to fiscal 2012.  We hope to continue to increase same store sales throughout fiscal 2015 through a multi-faceted approach to continually improve the Good Times Burgers & Frozen Custard brand experience for our customers through:

•

Utilizing enhanced customer feedback tools to evaluate our execution on the drivers of brand loyalty:  food quality, speed of service, friendliness of employees, uniqueness of offerings and customer problem solving.

•

Growing the breakfast daypart sales that is currently generating sales of approximately 8% to 9% of total sales, consisting of Hatch Valley Green Chile Burritos, coffee and orange juice.

•

Our line of all natural, hand breaded chicken tenderloin products that was introduced in March 2013 which made Good Times Burgers & Frozen Custard the only QSR chain in Colorado offering all natural beef and chicken raised without hormones or antibiotics and vegetarian fed animals.

•

Continuing to communicate our core value proposition that is centered on the availability of fresh, high quality, handcrafted products at several different price points across our menu.

•

Augmenting our television advertising with an expanded social media presence.

•

Introducing both permanent and limited time products that are only available at Good Times Burgers & Frozen Custard.

•

Improving our drive thru speed of service.

•

Continuing our reinvestment in our existing facilities with reimaging and remodeling to bring all of our restaurants to the current brand standards in graphics, building finishes and appearance.

2.

Develop new Good Times Burgers & Frozen Custard Restaurants. We plan to build additional Good Times restaurants along the “front range” of Colorado, which primarily consists of the Denver Marketing Area from the southern boundary of the Denver metropolitan area to the Wyoming border, which we believe leverages our existing operational and marketing efficiencies.   We plan to explore the feasibility of expanding the Good Times concept outside of Colorado through company-owned and franchised restaurants.

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

4.

 Expand Bad Daddy’s Burger Bar. We intend to develop additional company-owned Bad Daddy’s Burger Bar restaurants during fiscal 2015 and 2016 while laying the foundation for franchise growth through BDFD. While we have certain first rights of offer to purchase BDI’s restaurants and BDI’s interest in BDFD, we have no absolute rights to do so without BDI’s decision to sell any of its interests and they may be able to sell BDI to a third party.

5.

Reduce Bad Daddy’s Burger Bar Prime Costs.  We believe that to optimize Bad Daddy’s expansion potential of both company-owned and franchised restaurants that the total combined cost of sales and total labor and benefits costs as a percentage of restaurant sales (“Prime Costs”) needs to be consistently below 64% at the current average restaurant sales volume.  We estimate that the impact of Colorado’s tip credit minimum wage that increases to $5.21 per hour in 2015 increases total labor costs approximately 3.5% of restaurant sales as compared to the federal tip credit minimum wage of $2.13 per hour.  Our goal is to work with the management of BDI to continue to explore and refine purchasing efficiencies, menu engineering and product development, labor efficiencies, restaurant staffing strategies and restaurant operating systems to reduce the total Prime Costs.

Expansion strategy and site selection

Good Times Burgers & Frozen Custard

We believe that our highest return on investment opportunity in our Good Times Drive Thru, Inc. subsidiary is to focus our growth in Colorado for operating and marketing efficiencies off of our existing base of restaurants while building new restaurants within the Denver marketing area.

Any development of new Good Times Burgers & Frozen Custard restaurants will involve our new prototype restaurant design on sites that are on or adjacent to big box or grocery store anchored shopping centers or in high activity and employment areas.  Our site selection for new restaurants is oriented toward slightly higher income demographic areas than many of our urban locations and most of our targeted trade areas are in relatively high growth areas of the Denver and northern Colorado markets.  We plan to explore a larger expansion of Good Times outside of Colorado with Company-owned or franchised restaurants.

We lease most of our sites.  When we do purchase and develop a site, we intend to ultimately sell the developed site into the sale-leaseback market under a long term lease.  Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective.  Our site criteria includes a mix of substantial daily traffic, density of at least 30,000 people within a three mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants will focus on urban and suburban upper income demographic areas with median household incomes over $60,000, with a high concentration of daytime employment, upscale retail, movie theaters and hospitals, initially along the front range of Colorado. BDFD will focus on the sale of multi-unit development agreements to experienced, well-capitalized multi-unit restaurant operators that have other non-competing concepts, as additional restaurants are developed by BDI and BD of Colo.  We believe the Bad Daddy’s Burger Bar concept has expansion potential in vibrant, growing, upper scale demographic markets, as additional restaurants are developed by BDI and BD of Colo.

Bad Daddy’s Burger Bar locations are in-line and end-cap locations in new and existing shopping center developments using approximately 3,500 to 3,800 square feet.  While our Good Times Burgers & Frozen Custard restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on- and off-site development or land and zoning submittals and modifications.  We estimate that it will take approximately 75 to 90 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued.

Good Times Restaurant locations: We currently operate or franchise a total of thirty-seven Good Times restaurants, of which thirty-five are in Colorado. Two of the restaurants are in Wyoming and are “dual brand”, operated pursuant to a Dual Brand Test Agreement with Taco John’s International.

	Total	Denver, CO Greater Metro	Wyoming
Company-owned & Co-developed	26	26
Franchised	9	9
Dual brand franchised	2		2
	37	35	2

December:	2013	2014
Company-owned restaurants	18	19
Co-developed	7	7
Franchise operated restaurants	12	11
Total restaurants:	37	37

In December 2013 a Good Times franchisee closed a low volume restaurant in Lakewood, Colorado.  In May 2014 a franchisee terminated its Good Times franchise agreement in the dual brand test concept and has stopped selling Good Times products at its North Dakota location.  In November 2014 we opened a company-owned restaurant in Highlands Ranch, Colorado and in December 2014 we closed on the purchase of land for the development of a company-owned restaurant in Centennial, Colorado that we anticipate will open in the spring of 2015.

Bad Daddy’s Restaurant locations: We currently operate two Bad Daddy’s restaurants in the Denver, Colorado greater metropolitan area. We expect to open our third Colorado location in January 2015 and we have several more locations in various stages of negotiation for development in fiscal 2015 and 2016.

Menu

Good Times Burgers & Frozen Custard

The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, French fries, onion rings, fresh squeezed and frozen lemonades, soft drinks and frozen custard products. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

In November 2012 we introduced a breakfast menu consisting of Hatch Valley Green Chile Breakfast Burritos, orange juice and coffee.  Our hamburger patties are made with Meyer All Natural, All Angus beef, served on a 4” bun.  Hamburgers and cheeseburgers are garnished with fresh iceberg lettuce, fresh sliced sweet red onions, mayonnaise, guacamole, fresh grilled honey cured bacon, and proprietary sauces.  The chicken products include 100% All Natural tenderloins that are hand breaded in each restaurant daily.  Signature chicken products include the “Hand Breaded Tenders,” “Buffalo Chicken Tender,” “Guacamole Bacon Chicken Tender,” and a “Tuscan Chicken.”  Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

All natural Angus beef and 100% all natural chicken are raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open market. We believe that all natural beef and chicken deliver a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer All Natural Beef and Springer Mountain Farms Chicken processes, may also minimize the risk of any food-borne bacteria-related illnesses.

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

Bad Daddy’s Burger Bar

The menu of Bad Daddy’s Burger Bar consists of high quality, handcrafted burgers made from a proprietary blend of chuck and brisket with artisanal cheeses, tuna, turkey, buffalo and chicken sandwiches, chopped salads, appetizers, hand cut fries, house made potato chips, hand spun milk shakes, desserts, craft microbrews and a full bar.  Customers have their choice of 7 different patty options, over 24 fresh toppings, 10 cheeses and other unusual flavors.

Burger toppings include items such as homemade mozzarella, hand breaded applewood smoked bacon, pesto and recipes such as the “Bad Ass Burger,” “Mama Ricotta’s Burger” and “Emilio’s Chicken Sandwich.”  Chopped Salads include the “Texican Chicken Salad,” the “Stella’s Greek Salad” and create your own salad options.

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu, including rotating chef specials that often utilize ingredients that are local to each market.

Marketing & Advertising

Good Times Burgers & Frozen Custard

Our marketing strategy for Good Times Burgers & Frozen Custard focuses on: 1) driving same store restaurant sales through attracting new customers and increasing the frequency of visits by current customers; 2) communicating specific product news and attributes to build strong points of difference from competitors; and 3) communicating a unique, strong and consistent brand personality.

Media is an important component of building our brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on cable television media during fiscal 2013 and fiscal 2014.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.   We augment our cable television advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products.

We plan to continue to be active in digital and social media in order to create more customer engagement with our brand and to target specific consumer segments.  We have increased our Facebook “likes” by approximately 60% during fiscal 2014 from fiscal 2013.   We anticipate leveraging our customer email database and website to create cost effective channels to target existing customers and increase their frequency.

Bad Daddy’s Burger Bar

Our marketing strategy for Bad Daddy’s Burger Bar focuses on iconic, in-store merchandising materials and local store marketing to the surrounding trade area around each restaurant, including public relations and community based events.  The focus is not on market wide promotions or marketing but on the in-store customer experience, building word of mouth reputation and recommendations and local public relations based on the prior awards and recognitions received by Bad Daddy’s in its current market of Charlotte, North Carolina.  We utilize trade area specific direct mail materials, particularly in support of new restaurant openings, to drive trial and initial awareness as well as targeted social media marketing.  We plan to develop an expanded menu of rotating chef specials featuring unique taste profiles and local ingredients for burgers, salads, sandwiches and appetizers, supported by trade area specific beer offerings and bar promotions.

Operations

Drive Thru, BDI and BD of Colo have extensive operating, training and quality control systems in place and we plan to take a “best practices” approach with management of BDI and BDFD to adapt our systems and processes where practicable for the Bad Daddy’s Burger Bar concept, except where noted below

Restaurant Management

Each Good Times Burgers & Frozen Custard restaurant employs a general manager, one to two assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts.  An eight to ten week training program is utilized to train restaurant managers on all phases of the operation.  Ongoing training is provided as necessary.  We believe that incentive compensation of our restaurant managers is essential to the success of our business.  Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.  Most of our managers participate in a bonus plan based on their performance against their monthly financial, operating, customer and people development scorecard metrics.

Bad Daddy’s Burger Bar was developed as a chef driven concept and utilizes a team of four to six managers in its operations at each restaurant. Managers are trained in back of the house skills (prep, kitchen positions, line management), front of the house service positions (host, server, bar) and all management functions.   As a full service concept, the experience, qualifications and compensation differs from Good Times Burgers & Frozen Custard and we recruit and train a separate operating team for the Company’s Bad Daddy’s Burger Bar operations. In April 2013, we hired Scott Somes and Mike Maloney to lead the operations of BDFD and BD of Colo, both of whom have extensive experience in managing and developing full service restaurants.  Our managers participate in a bonus pool for each restaurant based on a percentage of sales.  Bonuses are awarded based on achieving financial, customer service and people development goals and metrics.

Operational Systems and Processes

We believe that we have high level operating systems and processes relative to those in the industry for both of our concepts.  Detailed processes have been developed for hourly, daily, weekly and monthly responsibilities that drive consistency across our system of restaurants and performance against our standards within different day parts.  We utilize a labor program to determine optimal staffing needs of each restaurant based on its actual customer flow and demand.  We also employ several additional operational tools to continuously monitor and improve speed of service, food waste, food quality, sanitation, financial management and employee development.  In fiscal 2014 we implemented a new point of sale computer system at all of our Good Times restaurants that will improve our ability to analyze transaction, sales mix and employee data that we believe can decrease our food waste and improve the effectiveness of store level marketing initiatives.  The order system at each Good Times Burgers & Frozen Custard restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver.  During fiscal 2014, the average total transaction time for Good Times from the point of order to the delivery of food at the window was approximately 171 seconds.  Our goal is to reduce that total transaction time to 160 seconds or less.

We use several sources of customer feedback to evaluate each restaurant’s service and quality performance, including an extensive secret shopper program at Good Times restaurants, customer comment phone line, telephone surveys and website comments.  During fiscal 2014 we implemented a new customer feedback tool that aggregates all social media comments as well as store by store surveys each week for each Good Times restaurant.  We believe that information will assist us in evaluating opportunities for improved execution of the customer experience.

Training

We strive to maintain quality and consistency in each of our restaurants for both Good Times and Bad Daddy’s through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously.  All of our training and development is based upon a “train, test, certify, re-train” cycle around standards and operating processes at all levels.  We conduct a semi-annual performance review with each manager to discuss prior performance and future performance goals.   We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.  Additionally we have a library of video training tools to drive training efficiencies and consistency and we are currently developing the same platform for the Bad Daddy’s operations.

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

Franchising

For Good Times Burgers & Frozen Custard, we have prepared form area rights and franchise agreements, a Franchise Disclosure Document (“FDD”) and advertising material to be utilized in soliciting prospective franchisees, however we have not been actively soliciting new Good Times franchisees.  We have historically sought to attract franchisees that are experienced restaurant operators, well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  We are not currently soliciting new franchisees and anticipate building additional company-owned Good Times Burgers & Frozen Custard restaurants, but may choose to begin to solicit new franchisees for markets outside of Colorado.

We estimate that it will cost a Good Times Burgers & Frozen Custard franchisee on average approximately $750,000 to $1,200,000 to open a restaurant with dining room seating, including pre-opening costs and working capital, assuming the land is leased.  A franchisee typically will pay a royalty of 4% of net sales, an advertising materials fee of at least 1.5% of net sales, plus participation in regional advertising up to an additional 4% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant.  Among the services and materials which we provide to franchisees are site selection assistance, plans and specifications for construction of the Good Times Burgers & Frozen Custard restaurants, an operating manual which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurants.

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

We have entered into eleven Good Times & Frozen Custard franchise agreements in the greater Denver metropolitan area.  In addition, seven joint-venture restaurants are operating in the Denver metropolitan area media market.  Dual-branded franchised restaurants operate in Gillette and Sheridan, Wyoming.

For Bad Daddy’s Burger Bar, our focus on franchising will be through our ownership in, and management of, BDFD.  BDFD has a current FDD, form area rights and franchise agreements and two existing franchise agreements signed.  We intend to expand the marketing of Bad Daddy’s Burger Bar franchises on a broader scale as the concept is further developed by BDI and BD of Colo.  We anticipate that a franchisee will typically pay a royalty of 4% to 5% of net sales and will participate in an Advertising Fund and local advertising by contributing up to 2% of net sales.   Initial development and franchise fees are projected to be $35,000 per restaurant.  We estimate that it will cost a Bad Daddy’s Burger Bar franchisee $590,000 to $1,382,000 to open a 3,000 to 3,800 square foot restaurant in an in-line or end-cap retail center, based on the BDFD Franchise Disclosure Document and our knowledge of the development costs of the existing Bad Daddy’s Burger Bar restaurants.  BDFD will provide similar support services to its franchisees and licensees that we provide to Good Times Burgers & Frozen Custard franchises.  BDFD has entered into seven license agreements for restaurants in North Carolina operated by BDI, three license agreements for restaurants in Colorado and two franchise agreements.

Management Information Systems

Financial and management control is maintained through the use of automated data processing and centralized accounting and management information systems that we provide.  Sales, labor and cash data is collected daily via a restaurant back office system which gathers data from the restaurant point-of-sale system.  Management receives daily, weekly and monthly reports identifying food, labor and operating expenses and other significant indicators of restaurant performance.  The major management information systems are divided by function:

•

Restaurant point of sale;

•

Restaurant back-of-house;

•

Financial;

•

Payroll/human resources; and

•

Internal operational reports.

We believe that these reporting systems are sophisticated and enhance our ability to control and manage operations.  We recently implemented new point of sale equipment for our Good Times restaurants that is the same as used in our Bad Daddy’s restaurants.

Food Preparation, Quality Control & Purchasing

We believe that we have excellent food quality standards relative to the industry.  Our systems are designed to protect our food supply throughout the preparation process.  We inspect specific qualified manufacturers and work together with those manufacturers to provide specifications and quality controls.  Our operations management teams are trained in a comprehensive safety and sanitation course provided by the National Restaurant Association.  Minimum cook temperature requirements and line checks throughout the day ensure the safety and quality of both burgers and other items we use in our restaurants.

We currently purchase 100% of the food and paper supplies for our Good Times Burgers & Frozen Custard restaurants and the majority of the food and paper supplies for our Bad Daddy’s restaurants from Food Services of America.  In addition, we maintain multiple approved suppliers for all key components of our menu to mitigate risk and ensure supply.  Suppliers are chosen based upon their ability to provide (i) a continuous supply of product that meets all safety and quality specifications, (ii) logistics expertise and freight management, (iii) product innovation and differentiation, (iv) customer service, (v) transparency of business relationships and (vi) competitive pricing.  Specified products are distributed to all restaurants through Food Services of America under a negotiated contract directly to our restaurants two to four times per week depending on restaurant requirements.  We do not believe that the current reliance on this sole distributor will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased with little or no interruption in service.  We do not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices.

Employees

At September 30, 2014, we had approximately 583 employees of which 475 are hourly employees and 108 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

Competition

The restaurant industry, including the fast food segment, is highly competitive.  Good Times Burgers & Frozen Custard competes with a large number of other hamburger-oriented fast food restaurants in the areas in which it operates.  Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.  Restaurant companies that currently compete with Good Times Burgers & Frozen Custard in the Denver market include McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box and Freddy’s.  Double drive-through restaurant chains such as Rally’s Hamburgers and Checker’s Drive-In Restaurants, which currently operate a total of over 800 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado.  Culver’s and Freddy’s are the only significant competitors offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and both have a significant presence in Midwestern markets that may be targeted for expansion.  Additional “fast casual” hamburger restaurants are being developed in the Colorado market, such as Smashburger and Five Guys; however, they do not have drive-through service and generate an average per person check that is approximately 50% higher than the average check at a Good Times Burgers & Frozen Custard restaurant.

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

Intellectual Property

We have registered our mark “Good Times! Drive Thru Burgers”(SM) with the State of Colorado.  We have also registered our mark “Good Times Burgers & Frozen Custard” federally and with the State of Colorado.  We received approval of our federal registration of “Good Times” in 2003.  In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “Big Daddy Bacon Cheeseburger,” “Chicken Dunkers,” “Happiness Made To Order,” “Mighty Deluxe,” “Pawbender,” “Spoonbender,” “Wild Fries,” and “Wild Dippin’ Sauce.” Our trademarks expire between 2015 and 2018.

BDI has registered the mark “Bad Daddy’s Burger Bar” with the United States Patent and Trademark Office.  BDI owns this mark and licenses it to BDFD.  The license agreement does not significantly limit BDFD’s right and ability to use or license the use of the mark.

The trademarks and the proprietary aspects of the Bad Daddy’s Burger Bar operating system, such as for example operating manuals, unique design elements and the unique equipment of the restaurants and the unique recipes, are owned by BDI.  BDI has licensed the trademarks and such intellectual property aspects to BDFD for its use in sublicensing and franchising the Bad Daddy’s Burger Bar restaurants. The license fee is $1,000 per year and the term of the license is the longer of 30 years or the term of any Bad Daddy’s Burger Bar franchise agreement. BDFD is obligated to use such intellectual property in accordance with reasonable directions from BDI and the license can be terminated following any breach of the foregoing by BDFD which is not cured within 60 days after written notice of such breach. Because of BDI’s 52% ownership of BDFD and its designation of a majority of the BDFD Managers, along with BDFD’s intention to use the intellectual property in an approved manner, the Company views the possibility of such termination to be remote.

Government Regulation

Each of our restaurants is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located.  Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.  Federal and state environmental regulations have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions.  In addition, we are subject to the Americans with Disabilities Act, which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped.  Management believes that we are in compliance with the Americans with Disabilities Act.   We will be subject to the Affordable Care Act beginning in 2015 and believe that we will have the required health insurance benefits for eligible employees.

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

•

future capital expenditures;

•

our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2014;

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

We have accumulated losses. We have incurred losses in every fiscal year in our 27 years since inception except in four fiscal years.  As of September 30, 2014 we had an accumulated deficit of $20,013,000.  We may have a loss for the current fiscal year ending September 30, 2015 or we may not be profitable.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected. We must increase same store sales at our existing restaurants to attain profitability, which we have done for the past 17 consecutive quarters.  Sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.  If our same store sales decrease, and our other operating costs increase, our ability to attain profitability will be adversely affected.

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

Macroeconomic conditions could affect our operating results. The recent economic downturn, continuing disruptions in the overall economy, including the ongoing impacts of the housing crisis, high unemployment and financial and market volatility, and the related declines in business and consumer confidence, adversely affected customer traffic and sales throughout the restaurant industry, including the QSR category.  For example, our same store sales decreased in fiscal 2008, fiscal 2009 and the first ten months of fiscal 2010.  If the economy experiences another downturn or there are continued uncertainties regarding economic recovery, consumer spending may be affected, which may adversely affect our sales in the future.  A proliferation of heavy discounting by our major competitors may also negatively affect our sales and operating results.

Price increases may impact customer visits.  We may make price increases on selected menu items in order to offset increased operating expenses we believe will be recurring.  Although we have not experienced significant consumer resistance to our past price increases, future price increases may deter customers from visiting our restaurants or affect their purchasing decisions.

The hamburger restaurant market is highly competitive. The hamburger restaurant market is highly competitive.  Our competitors in the QSR segment include many recognized national and regional fast-food hamburger restaurant chains, such as McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box, Freddy’s and Culver’s.  We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service.  Most of our competitors have greater financial resources, marketing programs and name recognition than we do.  Discounting by our QSR competitors may adversely affect the revenues and profitability of our restaurants.

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

Sites for new restaurants may be difficult to acquire.  Location of our restaurants in high-traffic and readily accessible areas is an important factor for our success.  Our Good Times Burgers & Frozen Custard drive-through restaurants require sites with specific characteristics and there are a limited number of suitable sites available in our geographic markets.  Bad Daddy’s Burger Bar restaurants will be operated out of leased in-line and end-cap retail locations as opposed to freestanding Good Times Burgers & Frozen Custard locations.  Since suitable locations are in great demand, in the future we may not be able to obtain optimal sites for either of our restaurant concepts at a reasonable cost.  In addition, we cannot assure you that the sites we do obtain will be successful.

If our franchisees cannot develop or finance new restaurants, build them on suitable sites or open them on schedule, our growth and success may be impeded.  Franchisees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and government approvals or meet construction schedules.  From time to time in the past, we have agreed to extend or modify development schedules and we may do so in the future.  Any of these problems could slow our growth and reduce our franchise revenues.  Additionally, our franchisees depend upon financing from banks and other financial institutions in order to construct and open new restaurants.  Difficulty in obtaining adequate financing adversely affects the number and rate of new restaurant openings by our franchisees and adversely affects our future franchise revenues.  We do not presently have any franchised restaurants under development.

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

Risks Related to Bad Daddy’s Relationship

Our ability to succeed with the Bad Daddy’s Burger Bar restaurant concept will require significant capital expenditures and management attention.  We believe that new openings of Bad Daddy’s Burger Bar restaurants are likely to serve as a contributor of our new unit growth and increased profitability over the longer term based on the unit economics of that concept.  Our ability to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new Good Times Burgers & Frozen Custard restaurant, including customer acceptance of and competition with the Bad Daddy’s Burger Bar concept.  If the “ramp-up” period for new Bad Daddy’s Burger Bar restaurants does not meet our expectations, our operating results may be adversely affected.  There can be no assurance that we will be able to successfully develop and grow the Bad Daddy’s Burger Bar concept to a point where it will become profitable or generate positive cash flow.  We may not be able to attract enough customers to meet targeted levels of performance at new Bad Daddy’s Burger Bar restaurants because potential customers may be unfamiliar with the concept or the atmosphere or menu might not be appealing to them.  If we cannot successfully execute our growth strategies for Bad Daddy’s Burger Bar, our business and results of operations may be adversely affected.

Our growth, including the development of Bad Daddy’s Burger Bar restaurants, may strain our management and infrastructure.  In addition to new openings of Bad Daddy’s Burger Bar restaurants, we also plan to remodel and reimage existing Good Times Burgers & Frozen Custard restaurants.  In addition, we believe there may be opportunities to open or franchise new Good Times Burgers & Frozen Custard restaurants from time to time.   This growth will increase our operating complexity and place increased demands on our management and infrastructure, including our current restaurant management systems, financial and management controls, and information systems.  If our infrastructure is insufficient to support our growth, our ability to open new restaurants, including the development of the Bad Daddy’s Burger Bar concept, would be adversely affected.

Bad Daddy’s Burger Bar is subject to all of the risks of a relatively new business, including competition, and there is no guarantee of a return on our capital investment into BDFD or BD of Colo.  Bad Daddy’s Burger Bar is a relatively new business concept.  Existing Bad Daddy’s Burger Bar restaurants have been in existence for approximately five years and are currently located in North Carolina and South Carolina.  Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful.  There is no guarantee that BDFD will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when such franchises are granted, the restaurants developed by franchisees will be successful.  There is also substantial uncertainty that the BDFD franchising business will be successful in view of the facts that BDFD has sold only two Bad Daddy’s Burger Bar restaurant franchises to date and that the restaurant franchising business is very competitive.  If BDFD is unsuccessful in attracting Bad Daddy’s Burger Bar franchisees and accordingly attaining broad-based consumer recognition of the Bad Daddy’s Burger Bar restaurants, it could adversely affect the revenues of the Company’s Bad Daddy’s Burger Bar restaurants.

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

If the Company fails to comply with the development schedule under its license agreement with BDFD, it will lose its exclusive development rights in Colorado and its additional development rights in Oklahoma and Kansas.  The License Agreement requires that BD of Colo develop at least two restaurants per year in Colorado over a five-year period, after which BD of Colo may elect to develop additional Bad Daddy’s Burger Bar restaurants in Colorado in numbers determined by it.  In the event that the Company fails to comply with such development schedule, then (i) the Company’s right to develop any additional Bad Daddy’s Burger Bar restaurants in Colorado under the License Agreement will thereafter terminate automatically and (ii) BDFD may establish, operate or grant to other third parties the right to establish or operate Bad Daddy’s Burger Bar restaurants in Colorado (subject to BD of Colo’s territory rights with respect to any existing restaurant).  Accordingly, if BD of Colo fails to meet its development schedule, it will lose its exclusive right to develop Bad Daddy’s Burger Bar restaurants in Colorado.

In addition, pursuant to the operating agreement of BDFD, BD of Colo has a right to develop Bad Daddy’s Burger Bar restaurants in Oklahoma and Kansas (to the extent that such territory is not then subject to development rights by or part of the protected territory right of any third party franchisee) subject to approval of BDFD’s Board of Managers, conditioned on certain performance requirements with respect to its Colorado restaurants, and pursuant to a minimum development schedule to be agreed upon with BDFD for Kansas and Oklahoma.  If BD of Colo fails to meet such performance results with respect to its Colorado restaurants or fails to meet its development schedule for Oklahoma or Kansas, it will not have any right to develop additional Bad Daddy’s Burger Bar restaurants in Oklahoma and Kansas.

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

Risks Related to the Ownership of Our Securities

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.  Small Island Investments Limited, Rest Redux, LLC and Hoak Public Equities, LP together beneficially own approximately 23% of our outstanding common stock.    This concentration of ownership and voting power may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interests of our other stockholders.

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

Risks Relating to Prior Securities Issuances

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us may be entitled to rescission in connection with certain sales of shares using a prospectus that did not meet the requirements of Section 10(a)(3) of the Securities Act.

Issuances of securities are subject to federal and state securities laws.  Between May 21, 2014 and August 20, 2014, the Company issued 484,600 shares of common stock upon exercise by certain security holders holding A Warrants for an aggregate purchase price of $1,332,650.  The Company issued these shares on the belief that the shares were registered pursuant to the Company’s registration statement on Form S-1, originally filed with and made effective by the SEC on August 15, 2013 (the “Initial Registration Statement”), and that the issuance did not require a new or updated registration statement.  The Company became aware that the SEC does not view the shares underlying warrants as being “sold” for securities law purposes until the warrants are exercised, and therefore it is the view of the SEC that the Company should have filed a post-effective amendment to the Initial Registration Statement prior to issuing these shares.  The sale of these shares upon exercise of the A Warrants was therefore not made in compliance with federal and state securities laws because the prospectus did not meet the requirements of Section 10(a)(3) of the Securities Act.  Consequently, the holders of A Warrants who purchased such shares may seek to rescind the sale, in which case we could be liable for rescission payments to them in the amount of their aggregate original purchase price plus applicable interest.  If one or more investors were to successfully seek such rescission or prevail in any such suit, we could face financial demands that could materially and adversely affect our financial position.  As of the date hereof, we have not received any claims for rescission or damages or claims relating to any other liability stemming from our issuance of these shares.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

We currently lease approximately 4,900 square feet of space for our executive offices in Golden, Colorado for approximately $95,000 per year under a lease agreement which expires in September 30, 2019. We recently executed a lease amendment that modifies the expiration date to May 15, 2015 and reduces the monthly rent by 50% for December 2014 through April 2015 due to alternate building plans by the landlord that affect our rights to certain common area amenities.  The space is leased from The Bailey Company, a significant stockholder in the Company, at their corporate headquarters.  We plan to lease new executive office space prior to May 15, 2015.

As of December 11, 2014, Good Times has an ownership interest in twenty-six Good Times units, all of which are located in Colorado.  Seven of these restaurants are held in a joint venture limited partnership of which Good Times is the general partner.  Good Times has a 50% interest in six of the partnership restaurants and a 78% interest in one restaurant. There are nineteen Good Times units that are wholly owned by Good Times.

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

Our three Bad Daddy’s restaurants are leased spaces of approximately 3,500 to 4,000 square feet in retail developments.  We intend to lease additional in-line and end-cap spaces in retail developments.

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

	2013			2014
QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

December 31, 2012	$ 3.38	$ 1.20	December 31, 2013	$ 2.93	$ 2.06
March 31, 2013	$ 3.48	$ 2.26	March 31, 2014	$ 3.12	$ 2.50
June 30, 2013	$ 3.60	$ 2.78	June 30, 2014	$ 4.07	$ 2.75
September 30, 2013	$ 3.41	$ 2.00	September 30, 2014	$ 6.12	$ 2.92

As of December 11, 2014 there were approximately 183 holders of record of our Common Stock.  However, management estimates that there are not fewer than 1,500 beneficial owners of our Common Stock.

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

On March 28, 2014, Small Island Investments Limited converted all 355,451 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share, into 710,902 shares of the Company’s Common Stock, par value $0.001 per share.  The effects of the conversion are to eliminate the Company’s payment of dividends on the Series C Convertible Preferred Stock and to eliminate the possible need for the Company to redeem the Series C Convertible Preferred Stock for a cash payment.  The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the issued Common Stock for resale as well as other Stock owned by Small Island Investments, Restaurant Redux and Hoak Public Equities LP.

Cash dividends of $59,000 and $120,000 were paid in fiscal 2014 and 2013, respectively, prior to the conversion of the Company’s Series C Convertible Preferred Stock described above.

Recent Sales of Registered Securities:  On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Net proceeds from the initial stock transaction were approximately $4,659,000.  During fiscal 2014 we reported the exercise of approximately 97% of the B warrants and approximately 50% of the A warrants.  Subsequent to the fiscal year end we announced that a total of 2,450,100 A Warrants, representing 97% of the outstanding A Warrants, and 100% of the 154,000 Underwriter Warrants, were exercised by the holders.  Total gross proceeds from all warrants exercised were approximately $10,100,000, and no other warrants remain outstanding.  A portion of the shares issued upon exercise of the A Warrants constituted sales of unregistered securities as described under “Recent Sales of Unregistered Securities.”

We intend to use the remaining net proceeds from the offering and from the exercise of the warrants for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Good Times restaurants through Drive Thru; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colo; and as working capital reserves and future investment at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities:  Between May 21, 2014 and August 20, 2014, the Company issued 484,600 shares of common stock at an exercise price of $2.75 per share issued upon exercise of A Warrants, with an aggregate value of $1,332,650.  The A Warrants were issued pursuant to a Registration Statement on Form S-1 filed with and declared effective by the SEC on August 15, 2013 (the “Original Registration Statement”).  The Company understands that the SEC does not view the shares underlying the A Warrants as being “sold” for securities law purposes until the warrants are exercised, and therefore it is the view of the SEC that the Company should have filed a post-effective amendment to the Original Registration Statement prior to issuing these shares.  The sale of these shares upon exercise of the A Warrants was therefore not exempt from registration requirements under federal and state securities laws.  Consequently, the holders of A Warrants who purchased such shares may seek to rescind the sale.

Disclosure with Respect to the Company’s Equity Compensation Plans: We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options and restricted stock grants issued under our 2001 Good Times Restaurants Stock Option Plan, 1992 Incentive Stock Option Plan and 1992 Non-Statutory Stock Option Plan.  Pursuant to stockholder approval in February 2014 the total number of shares available for issuance under the 2008 plan was increased to 1,000,000. For additional information, see Note 8, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2014.

Equity Compensation Plan Information:
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	520,750	$2.95	468,923

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 8 hereof.

The Company analyzes its operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations. Prior to fiscal 2011 the Company evaluated operations at the restaurant level. In its reevaluation the Company determined that as most of the Company’s restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, the Company believes it appropriate to perform its analysis on a regional basis. During 2011 the Company closed two restaurants, in 2012 the Company closed two restaurants, and in 2013 the Company closed one restaurant.  The operations related to these restaurants are reflected as part of continuing operations as they were within one continuing operating region.

The following presents certain historical financial information of the Company.  This financial information includes the combined operations of the Company and its subsidiaries for the fiscal years ended September 30, 2010 to 2014. Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

	September 30,
Operating Data:	2014	2013	2012	2011	2010
Restaurant sales	$ 27,662,000	$ 22,523,000	$ 19,274,000	$ 20,183,000	$ 20,390,000
Franchise fees and royalties	375,000	369,000	432,000	420,000	473,000
Total Net Revenues	28,037,000	22,892,000	19,706,000	20,603,000	20,863,000
Restaurant Operating Costs
Food and packaging costs	9,273,000	7,655,000	6,592,000	7,241,000	7,181,000
Payroll and other employee benefit costs	9,309,000	7,809,000	6,691,000	7,043,000	7,359,000
Occupancy and other operating costs	4,892,000	4,345,000	3,939,000	4,172,000	4,331,000
New store pre-opening costs	669,000	99,000	-	-	-
Depreciation and amortization	682,000	719,000	795,000	888,000	943,000
Total restaurant operating costs	24,825,000	20,627,000	18,017,000	19,344,000	19,814,000
Selling, General & Administrative costs	3,351,000	2,608,000	2,154,000	2,038,000	2,638,000
Franchise costs	96,000	67,000	60,000	70,000	124,000
Loss (Gain) on restaurant assets	(16,000)	(18,000)	(51,000)	(184,000)	199,000
Loss from Operations	($219,000)	($392,000)	($474,000)	($665,000)	($1,912,000)
Other Income and (expenses)
Unrealized gain (loss) on interest rate swap	-	-	20,000	27,000	3,000
Other income (expense)	5,000	(6,000)	(15,000)	22,000	-
Affiliate investment income (loss)	(146,000)	(102,000)	-	-	-
Interest income (expense), net	(10,000)	(44,000)	(199,000)	(279,000)	(598,000)
Total other income (expense)	(151,000)	(152,000)	(194,000)	(230,000)	(595,000)
Net Loss from continuing operations	($370,000)	($544,000)	($668,000)	($895,000)	($2,507,000)
Loss from discontinued operations	-	-	-	-	(590,000)
Net Loss	($370,000)	($544,000)	($668,000)	($895,000)	($3,097,000)
Income attributable to non-controlling interest	(320,000)	(143,000)	(109,000)	(118,000)	165,000
Net Loss attributable to Good Times Restaurants Inc.	($690,000)	($687,000)	($777,000)	($1,013,000)	($2,932,000)
Preferred stock dividends	59,000	120,000	-	-	-
Net Loss attributable to common shareholders	($749,000)	($807,000)	($777,000)	($1,013,000)	($2,932,000)
Basic and Diluted Loss Per Share	($.12)	($.27)	($.29)	($.42)	($2.26)
Balance Sheet Data:
Working Capital (Deficit)	$ 7,841,000	$ 4,834,000	$ 848,000	($488,000)	($1,869,000)
Total assets	16,881,000	9,875,000	7,061,000	6,999,000	8,318,000
Non-controlling interest in partnerships	279,000	242,000	203,000	215,000	274,000
Long-term debt	219,000	94,000	139,000	2,067,000	3,005,000
Stockholders' equity	$ 13,321,000	$ 7,321,000	$ 3,260,000	$ 2,520,000	$ 1,694,000

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information

All of our Good Times Burgers and Frozen Custard restaurants (Good Times) compete in the quick-service drive-through dining industry while our Bad Daddy’s Burger Bar restaurants (Bad Daddy’s) compete in the full-service upscale casual dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Refer to note 10, Segment Reporting, in the notes to our consolidated financial statements for more information.

The following tables present information about our reportable segments for the respective periods:

	Fiscal Year		Fiscal Year
	2014		2013
Good Times:
Restaurant sales	$ 25,859,000	98.6%	$ 22,523,000	98.4%
Franchise revenues	375,000	1.4%	369,000	1.6%
Restaurant operating costs:
Food and packaging	8,655,000	33.5%	7,655,000	34.0%
Payroll and employee benefits	8,408,000	32.5%	7,809,000	34.7%
Occupancy and other	4,530,000	17.5%	4,345,000	19.3%
Depreciation & amortization	607,000	2.3%	719,000	3.2%
Preopening costs	6,000	0%	0	0%
Total restaurant operating costs	$ 22,206,000	85.8%	$ 20,528,000	91.1%
Selling, General & Administrative costs	3,070,000	11.7%	2,582,000	11.3%
Franchise costs	96,000.4%		67,000.3%
Gain on restaurant assets	(16,000)	(.1%)	(18,000)	(.1%)
Income (loss) from Operations	$ 878,000	3.4%	($267,000)	(1.2%)

Bad Daddy’s:
Restaurant sales	$ 1,803,000	100%	$ 0
Restaurant operating costs:
Food and packaging	618,000	34.3%	0
Payroll and employee benefits	901,000	50.0%	0
Occupancy and other	362,000	20.1%	0
Depreciation & amortization	75,000	4.2%	0
Preopening costs	663,000	36.8%	99,000
Total restaurant operating costs	$ 2,619,000	145.3%	$ 99,000
Selling, General & Administrative costs	281,000	15.6%	26,000
Franchise costs	0	0%	0
Loss (Gain) on restaurant assets	0	0%	0
Loss from Operations	($1,097,000)	(60.8%)	($125,000)

Restaurant operating costs are expressed as a percentage of restaurant sales

Results of Operations

Overview

Good Times restaurants:

Same store sales at our Good Times restaurants increased 12% in fiscal 2013, and increased 14.6% in fiscal 2014. These results reflect the continuation of the positive momentum we have experienced since fiscal 2011. The 14.6% increase in fiscal 2014 is comprised of a 6.7% increase in transactions, a .7% increase in our breakfast sales as a percentage of total sales, a 2.5% weighted average increase in pricing and a 4.7% increase in average check from menu mix changes.

In the first quarter of fiscal 2013 we implemented a new limited item breakfast menu at Good Times that generated sales of approximately 8.3% of total sales in fiscal 2014, compared to 7.6% of total sales in fiscal 2013.  Consistent with our brand position of offering fresh, all natural, handcrafted products, we elected to come to market with authentic, Hatch Valley New Mexico green chile burritos at a price point of $2 each, which we believe is both an excellent value for our customer and is highly differentiated from any other offerings in the quick service restaurant category.   Because we do not offer a broad breakfast menu, we are highly labor efficient for that day part resulting in a relatively low breakeven point and higher incremental profitability.

Our outlook for fiscal 2015 for Good Times is cautiously optimistic based on the last three years of positive sales trends; however our sales trends are influenced by many factors. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.  We plan to open additional Good Times restaurants in fiscal 2015 and closed on the purchase of land for one restaurant in December 2014.

Bad Daddy’s restaurants:

We currently operate two Bad Daddy’s restaurants in the Denver, Colorado greater metropolitan area. We expect to open our third Colorado location in January 2015 and we have several more locations in various stages of negotiation for development in fiscal 2015 and 2016.  Our first location in Colorado continues to be negatively impacted by significant construction in the immediate trade area and is the lowest average weekly sales restaurant in the Bad Daddy’s system.  We anticipate that sales will continue to be negatively impacted until late spring, 2015.  Our second location in Colorado opened on July 28, 2014 and continues to be the highest average weekly sales restaurant in the Bad Daddy’s system as of the date of this filing.

Net Revenues: Net revenues for fiscal 2014 increased $5,145,000 (+22.5%) to $28,037,000 from $22,892,000 for fiscal 2013, of which $3,342,000 came from the Good Times concept.

Good Times’ same store restaurant sales increased 14.6% during fiscal 2014. Restaurants are included in same store sales after they have been open a full fifteen months.  Restaurant sales increased $887,000 from the prior year due to two restaurants purchased from franchisees in fiscal 2013 and decreased $712,000 from the prior year due to one company-owned restaurant closed in fiscal late 2013. Net revenues increased $6,000 in fiscal 2014 due to an increase in franchise royalties and fees.

Average Good Times restaurant sales for company-operated restaurants (including double drive thru restaurants and restaurants with dining rooms but excluding dual brand restaurants and out of market restaurants) for fiscal 2013 and 2014 were as follows:

	Fiscal 2014	Fiscal 2013
Company-operated	$1,035,000	$903,000

Company operated restaurants’ sales ranged from a low of $746,000 to a high of $1,971,000.

Bad Daddy’s restaurant sales for fiscal 2014 were $1,803,000 which includes sales for two restaurants, one that opened in February 2014 and one that opened in late July 2014.

For factors which may affect future results of operations, please refer to a discussion of planned product and system changes discussed in the section entitled “Business Strategy” in Item 1 on pages 4 - 5 of this report.

Restaurant Operating Costs:

Good Times restaurant operating costs as a percent of restaurant sales were 85.8% for fiscal 2014 compared to 91.1% in fiscal 2013.

The changes in restaurant-level costs are explained as follows (for Good Times restaurants, excluding Bad Daddy’s):

Restaurant operating level costs for the period ended September 30, 2013	91.1%
Decrease in food and packaging costs	(.5%)
Decrease in Payroll and other employee benefit costs	(2.2%)
Decrease in occupancy and other operating costs	(1.8%)
Decrease in depreciation and amortization costs	(.8%)
Increase in new store preopening costs	0%
Restaurant operating level costs for the period ended September 30, 2014	85.8%

New store preopening costs of $6,000, included in total restaurant operating costs, are related to a new Good Times restaurant that opened in November 2014.

Food and Packaging Costs: For fiscal 2014, food and packaging costs increased $1,618,000 from $7,655,000 (34% of restaurant sales) in fiscal 2013 to $9,273,000 (33.5% of restaurant sales).

Good Times food and packaging costs were $8,655,000 (33.5% of restaurant sales) up from $7,655,000 (34.0% of restaurant sales) in fiscal 2013. In fiscal 2014 our total weighted food and packaging costs increased approximately 13% compared to fiscal 2013.  The total menu price increases taken during fiscal 2014 were 4.4% and 2.2% in fiscal 2013. We experienced unprecedented cost increases in beef and bacon from January to September 2014, with beef and bacon prices increasing approximately 38% and 29%, respectively.  We anticipate continued cost pressure on several core commodities, including beef, bacon and dairy and expect our food and packaging costs as a percentage of sales to be slightly higher in fiscal 2015 than in fiscal 2014.

Bad Daddy’s food and packaging costs were $617,000 (34.2% of restaurant sales).

Payroll and Other Employee Benefit Costs: For fiscal 2014, payroll and other employee benefit costs increased $1,500,000 from $7,809,000 (34.7% of restaurant sales) in fiscal 2013 to $9,309,000 (33.7% of restaurant sales).

Good Times payroll and other employee benefit costs were $8,408,000 (32.5% of restaurant sales) up from $7,809,000 (34.7% of restaurant sales) in fiscal 2013. The $599,000 increase in payroll and other employee benefit expenses is primarily due to the increase in restaurant sales. Because payroll costs are semi-variable in nature they normally decrease as a percentage of restaurant sales when there is an increase in restaurant sales. Payroll and other employee benefits increased approximately $268,000 in fiscal 2014 due to two restaurants purchased from franchisees in fiscal 2013 and decreased approximately $355,000 in fiscal 2014 due to one company-owned restaurant closed in fiscal 2013.  We anticipate payroll and other employee benefit costs will decrease as a percentage of sales in fiscal 2015 due to the operating leverage on increasing sales.

Bad Daddy’s payroll and other employee benefit costs were $901,000 (50% of restaurant sales) for fiscal 2014.  Payroll and other employee benefit costs were abnormally high due to the lower opening sales volume of our first location and the inclusion of costs related to training and regional management. We anticipate that these costs as a percentage of restaurant sales will decline as sales increase and additional locations are opened in fiscal 2015.

Occupancy and Other Operating Costs: For fiscal 2014, occupancy and other operating costs increased $547,000 from $4,345,000 (19.3% of restaurant sales) in fiscal 2013 to $4,892,000 (17.7% of restaurant sales).  The $406,000 increase in occupancy and other costs is primarily attributable to:

Good Times occupancy and other operating costs were $4,530,000 (17.5% of restaurant sales) up from $4,345,000 (19.3% of restaurant sales) in fiscal 2013. The $185,000 increase in occupancy and other costs is primarily attributable to:

A decrease of $194,000 in occupancy and other restaurant operating costs due to the restaurant closed in fiscal 2013, offset by the following increases:

•

Increase of $192,000 in occupancy and other restaurant operating costs due to the two restaurants purchased from franchisees in fiscal 2013.

•

Increases in various other restaurant operating costs of $122,000 at existing restaurants comprised primarily of repairs and maintenance, property taxes, utility costs and bank fees.

•

Increase in rent expense of $82,000 due to two sale leaseback transactions completed in fiscal 2013.

•

A decrease of $17,000 to our liability for the accretion of deferred rent in fiscal 2014.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy and other operating costs were $363,000 (20.2% of restaurant sales) which are related to our first two restaurants that opened in fiscal 2014.

New Store Preopening Costs: In fiscal 2014 we incurred $669,000 of preopening costs compared to $99,000 in fiscal 2013. With the exception of $6,000 of costs in fiscal 2014 related to a new Good Times location, all of the fiscal 2013 and 2014 preopening costs are related to the initial Bad Daddy’s restaurants being developed by BD of Colo, the first of which opened in February 2014 and the second of which opened in late July 2014. Costs for the initial store opening in February 2014 were higher than normal due to payroll, travel and lodging costs incurred to train the initial management team in North Carolina restaurants.

Depreciation and Amortization Costs: For fiscal 2014, depreciation and amortization costs decreased $37,000 from $719,000 in fiscal 2013 to $682,000.

Good Times depreciation costs decreased $112,000 from $719,000 in fiscal 2013 to $607,000, primarily due to the restaurant closed in fiscal 2013 as well as due to declining depreciation expense in our aging company-owned and joint-venture restaurants.

Bad Daddy’s depreciation costs were $75,000 in fiscal 2014.

General and Administrative Costs: For fiscal 2014, general and administrative costs increased $660,000 from $1,703,000 (7.4% of total revenues) in fiscal 2013 to $2,363,000 (8.4% of total revenues).

The $660,000 increase in general and administrative expenses in fiscal 2014 is primarily attributable to:

•

Increase in payroll and employee benefit costs of $505,000 due to 1) increases to certain management level salaries and bonuses, 2) additional payroll costs related to BD of Colo personnel, 3) a reallocation of personnel from advertising costs to general and administrative costs and 4) an increase in health insurance costs.

•

Increase in investor relations costs of $99,000.

•

Net increases in various other expenses of $56,000.

Advertising Costs: For fiscal 2014, advertising costs increased $83,000 from $905,000 (4% of restaurant sales) in fiscal 2013 to $988,000 (3.6% of restaurant sales).

Good Times advertising costs increased $42,000 from $905,000 in fiscal 2013 to $947,000 and consists primarily of contributions made to the advertising materials fund and regional advertising cooperative based on a percentage of restaurant sales.

We anticipate that fiscal 2015 advertising expense will remain consistent with fiscal 2014 as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4% of restaurant sales.

Bad Daddy’s advertising costs were $41,000 in fiscal 2014 and consisted primarily of menu development and printing costs as well as direct mail costs related to the opening of our first restaurant in February 2014.

Franchise Costs: For fiscal 2014 franchise costs increased $29,000 from $67,000 (.3% of Good Times total revenues) in fiscal 2013 to $96,000 (.4% of Good Times total revenues). All costs are related to the Good Times franchised restaurants.

Gain on Restaurant Asset Sales: For fiscal 2014 the gain on restaurant asset sales decreased to $16,000 compared to $18,000 in fiscal 2013.  The gain on restaurant assets sales in fiscal 2014 is comprised of a $26,000 deferred gain on a previous sale lease-back transaction offset by a $10,000 loss to write off abandoned point of sale equipment for the Good Times locations.

Loss from Operations: The loss from operations was $219,000 in fiscal 2014 compared to a loss from operations of $392,000 in fiscal 2013.

Good Times income from operations was $878,000 in fiscal 2014 compared to a loss from operations of $267,000 in fiscal 2013. The decrease in loss from operations for Good Times for the fiscal year is due primarily to matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Franchise Costs” and “Gain on Restaurant Asset Sales” sections above.

Bad Daddy’s loss from operations was $1,097,000 in fiscal 2014 compared to a $125,000 loss in fiscal 2013.

Net Loss: The net loss was $370,000 for fiscal 2014 compared to $544,000 in fiscal 2013.  The change from fiscal 2013 to fiscal 2014 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating

Costs", "General and Administrative Costs" and "Franchise Costs" sections above, as well as 1) a decrease in net interest expense of $49,000 compared to the same prior year period; and 2) an increase in our affiliate investment loss of $44,000 in fiscal 2014 compared to fiscal 2013.

Net interest expense decreased in fiscal 2014 compared to the same prior year period due to the payoff of the notes payable to PFGI II in fiscal 2013.

The net loss from affiliate investment activities consists of the Company’s share of net earnings or loss of its affiliates as they occur. The loss from investment activities is related to our 48% ownership in BDFD which is a result of initial costs of developing the Bad Daddy’s franchise program.

Income Attributable to Non-controlling Interests: For fiscal 2014 the income attributable to non-controlling interests was $320,000 compared to $143,000 in fiscal 2013. The non-controlling interest represents the limited partner’s share of income in the Good Times co-developed restaurants. The increase is attributable to the increased sales and profitability of the co-developed restaurants.

Net Loss Attributable to Common Shareholders: For fiscal 2014 the net loss attributable to common shareholders includes dividends of $59,000 compared to dividends of $120,000 in fiscal 2013 which were related to the Series C Convertible Preferred Stock transaction completed with SII on September 28, 2012. The Series C Convertible Preferred Stock was converted to common stock in March 2014.

Liquidity and Capital Resources

Cash and Working Capital:

As of September 30, 2014, we had a working capital excess of $7,841,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase if and when new Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2015 and beyond.

Financing:

Public Offering: On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering with the same terms as the A and B warrants sold in the offering. Also in connection with the public offering we issued 154,000 underwriter warrants to purchase 154,000 of common stock at an exercise price of $3.125 to the underwriters. The underwriter warrants were exercisable beginning May 16, 2014 and expire on August 16, 2016. As of September 30, 2014 we received gross proceeds of $6,823,000 and incurred $259,000 of expenses related to the exercise of warrants.

In October 2014 the Company mailed a notice of redemption to all holders of the Company’s A Warrants.  Each A Warrant was exercisable for one share of common stock at $2.75 per share until 5:00 p.m. Colorado Time on Friday, November 14, 2014.  Holders of the A Warrants are no longer entitled to exercise their warrants for common stock and have no rights, except to receive the redemption price of $.01 per A Warrant, upon surrender of their Series A Warrants.  No other warrants remain outstanding.

SII Investment Transaction: On March 28, 2014, Small Island Investments Limited converted all 355,451 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share, into 710,902 shares of the Company’s Common Stock, par value $0.001 per share.  The effects of the conversion were to eliminate the Company’s payment of dividends on the Series C Convertible Preferred Stock and to eliminate the possible need for the Company to redeem the Series C Convertible Preferred Stock for a cash payment.

United Capital Loan: As reported on form 8-K, on July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,00 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.   As of September 30, 2014, Drive Thru had borrowed approximately $196,000 under the Loan Agreement.  In addition, on July 30, 2014, the Company entered into a

Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

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

After the occurrence and during the continuation of an event of default, interest on the Notes will accrue at a rate of 11.69% per annum and Lender may declare the unpaid principal balance of the Notes, together with accrued but unpaid interest, immediately due and payable. An event of default under the Loan Documents includes, but is not limited to, any of the following: failure to pay principal or interest when due, breach of any representation or warranty in the Loan Documents, commencement of dissolution or liquidation proceedings by the Company or Drive Thru, insolvency or bankruptcy of the Company or Drive Thru, or failure of the Company or Drive Thru to comply with any material term of the Loan Documents.

The Loan Agreement and Notes are secured by substantially all of Drive Thru’s assets, including, but not limited to its interest in Fast Restaurants Co-Development Limited Partnership and all distributions and proceeds relating to such partnership interest.

Drive Thru has provided customary representations and warranties and made customary affirmative and negative covenants to Lender pursuant to the terms of the Guaranty Agreement, including without limitation, a covenant to not, without Lender’s prior written consent, (a) enter into or be a party to a merger, consolidation, reorganization, or exchange of stock or assets, (b) transfer or assign assets which could result in a material adverse change to the business, (c) permit the sale or encumbrance of the Borrower, (d) incur additional indebtedness in excess of $100,000, except as previously disclosed to Lender or unsecured trade accounts incurred in the ordinary course of business, or (e) materially modify or amend, or permit Drive Thru to modify or amend, any term or condition of any franchise, lease, management, employment, development, limited partnership forbearance or use or licensing agreement to which Drive Thru or the Company is a party.

Cash Flows:

Net cash provided by operating activities was $1,438,000 for fiscal 2014 compared to net cash provided by operating activities of $703,000 in fiscal 2013.  The increase in net cash provided by operating activities for fiscal 2014 was the result of a net loss of $370,000 and non-cash reconciling items totaling $1,808,000 (comprised principally of 1) depreciation and amortization of $682,000; 2) $162,000 of stock option compensation expense; 3) an affiliate investment loss of $146,000; 4) a $848,000 increase in accounts payable and other accrued liabilities; 5) a $16,000 gain on asset sales; and 6) net decreases in operating assets and liabilities totaling $14,000).

Net cash used in investing activities in fiscal 2014 was $3,849,000 compared to net cash provided by investing activities of $453,000 in fiscal 2013.  The fiscal 2014 activity reflects payments for the purchase of property and equipment of $3,397,000, a $375,000 investment in the BDFD affiliate and $77,000 of net loans to franchisees.

Net cash provided by financing activities in fiscal 2014 was $6,162,000 compared to $4,371,000 in fiscal 2013.  The fiscal 2014 activity includes principal payments on notes payable and long term debt of $46,000, net proceeds from warrant and option exercises of $6,581,000, $59,000 in dividends paid on the preferred stock, $31,000 in costs related to the stock sale in 2013 and distributions to non-controlling interests in partnerships of $283,000.

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

Critical Accounting Policies and Estimates:  We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc, which in 2009 were codified into the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC.

Notes Receivable: We evaluate the collectability of our note receivables from franchisees annually.  The aggregate notes receivable on the consolidated balance sheet at September 30, 2014 were $92,000.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2011 through 2014. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued $0 for interest and penalties as of September 30, 2014.

Variable Interest Entities: Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  We have three franchisees with notes payable to the Company and after analysis we have determined that, while the franchisees are VIE’s, we are not the primary beneficiary of the entities, and therefore they are not required to be consolidated.

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

ITEM 9A.

CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 30, 2014, the Company’s Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. We have concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Nothing to report.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 11.

Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.

Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are furnished as part of this report:

Exhibit	Description

3.1

Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2

Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3

Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994  (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

3.4

Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)

3.5

Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

3.6

Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)

3.7

Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)

3.8

Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

3.9

Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)

3.10

Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed on August 30, 2013 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.11

Amendment to Restated Bylaws of Good Times Restaurants Inc. dated May 2, 2014 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

3.12

Amendment to Restated Bylaws of Good Times Restaurants Inc. dated December 18, 2014 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014 (File No. 000-18590) and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

10.1

Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1  to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)

10.2

Employment Agreement dated as of October 1, 2007 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)

10.3

First Amendment to Amended and Restated Credit Agreement and Waiver of Defaults dated December 27, 2011 among Good Times Restaurants Inc., Good times Drive Thru, Inc. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)

10.4

Second Amended and Restated Term Note dated December 27, 2011 by Good Times Restaurants Inc. and Good Times Drive Thru, Inc. to Wells Fargo Bank, N.A. (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)

10.5

Financial Advisory Services Agreement dated April 6, 2012 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 11, 2012 (File No. 000-18590) and incorporated herein by reference) and incorporated herein by reference)

10.6

Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 30, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.7

Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)

10.8

Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)

10.9

Letter Agreement dated December 5, 2012 between Good Times Restaurants Inc. and GT Burgers of Colorado, Inc. (previously filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.10

Amendment to Financial Advisory Services Agreement dated March 25, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.11

Subscription Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.12

Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC dated April 9, 2013 (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.13

Management Services Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.14

License Agreement dated April 9, 2013 between Bad Daddy’s Franchise Development, LLC and BD of Colorado LLC (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.15

Term Sheet for Joint Venture Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s International, LLC (previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.16

Consent and Waiver of Small Island Investments Limited dated June 3, 2013 (previously filed as Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-1 filed June 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.17

Amendment to Financial Advisory Services Agreement dated September 27, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2013 (File No. 000-18590) and incorporated herein by reference)

10.18

Amendment to Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC, dated October 31, 2013 (previously filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed December 27, 2013 (File No. 000-18590) and incorporated herein by reference)

10.19

Employment Agreement, effective December 1, 2013, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 10, 2014 (File No. 000-18590) and incorporated herein by reference)

10.20

Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

10.21

Registration Rights Agreement, dated May 2, 2014, among Good Times Restaurants Inc., Hoak Public Equities, L.P., and Rest Redux LLC (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

10.22

Agreement between Good Times Restaurants Inc. and Robert Stetson, effective May 2, 2014 (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

10.23

Development Line Loan and Security Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)

10.24

Collateral Assignment of Franchise Agreements, Management Agreement, and Partnership Interests (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)

10.25	Promissory Note (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.26	Guaranty Agreement (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
31.1	*Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	*Certification of Controller pursuant to Rule 13a-14(a)/15d-14(a)
32.1	*Certification of Chief Executive Officer and Controller pursuant to 18 U.S.C. Section 1350
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, filed with the SEC on December 29, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended September 30, 2014 and 2013, (ii) the Consolidated Balance Sheets at September 30, 2014 and 2013, (iii) the Consolidated Statement of Stockholders’ Equity at September 30, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

*Filed herewith

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets – September 30, 2014 and 2013	F-3

Consolidated Statements of Operations – For the Years Ended September 30, 2014 and 2013	F-4

Consolidated Statements of Stockholders’ Equity – For the Period from October 1, 2012
through September 30, 2014	F-5

Consolidated Statements of Cash Flows – For the Years Ended September 30, 2014 and 2013	F-6

Notes to Consolidated Financial Statements	F-7 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Good Times Restaurants Inc.

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado

December 29, 2014

Good Times Restaurants Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 9,894,000	$ 6,143,000
Receivables, net of allowance for doubtful accounts of $0	150,000	193,000
Prepaid expenses and other	55,000	106,000
Inventories	282,000	184,000
Notes receivable	10,000	15,000
Total current assets	10,391,000	6,641,000
PROPERTY AND EQUIPMENT
Land and building	4,736,000	4,628,000
Leasehold improvements	4,710,000	3,247,000
Fixtures and equipment	8,796,000	7,420,000
	18,242,000	15,295,000
Less accumulated depreciation and amortization	(12,488,000)	(12,444,000)
	5,754,000	2,851,000
OTHER ASSETS:
Notes receivable, net of current portion	82,000	0
Goodwill	96,000	96,000
Investment in affiliate	502,000	273,000
Deposits and other assets	56,000	14,000
	736,000	383,000
TOTAL ASSETS	$ 16,881,000	$ 9,875,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 69,000	$ 44,000
Accounts payable	1,085,000	701,000
Deferred income	88,000	79,000
Other accrued liabilities	1,308,000	983,000
Total current liabilities	2,550,000	1,807,000
LONG-TERM LIABILITIES:
Debt and capital lease obligations	219,000	94,000
Deferred and other liabilities	791,000	653,000
Total long-term liabilities	1,010,000	747,000
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, 0 and 355,451 shares issued
and outstanding as of September 30, 2014 and 2013, respectively	0	4,000
Common stock, $.001 par value; 50,000,000 shares
authorized, 8,256,591 and 4,926,214 shares issued and outstanding
as of September 30, 2014 and 2013, respectively	8,000	5,000
Capital contributed in excess of par value	33,047,000	26,334,000
Accumulated deficit	(20,013,000)	(19,264,000)
Total Good Times Restaurants Inc stockholders' equity	13,042,000	7,079,000
Non-controlling interest in partnerships	279,000	242,000
Total stockholders’ equity	13,321,000	7,321,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 16,881,000	$ 9,875,000

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended September 30,
	2014	2013
NET REVENUES:
Restaurant sales	$ 27,662,000	$ 22,523,000
Area development and franchise fees	6,000	13,000
Franchise royalties	369,000	356,000
Total net revenues	28,037,000	22,892,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	9,273,000	7,655,000
Payroll and other employee benefit costs	9,309,000	7,809,000
Restaurant occupancy costs	3,606,000	3,333,000
Other restaurant operating costs	1,286,000	1,012,000
Preopening costs	669,000	99,000
Depreciation and amortization	682,000	719,000
Total restaurant operating costs	24,825,000	20,627,000

General and administrative costs	2,363,000	1,703,000
Advertising costs	988,000	905,000
Franchise costs	96,000	67,000
Gain on restaurant asset sale	(16,000)	(18,000)
LOSS FROM OPERATIONS	(219,000)	(392,000)

OTHER INCOME (EXPENSES):
Interest income	14,000	3,000
Interest expense	(9,000)	(47,000)
Other expense	(10,000)	(6,000)
Affiliate investment loss	(146,000)	(102,000)
Total other expenses, net	(151,000)	(152,000)
NET LOSS	($370,000)	($544,000)
Income attributable to non-controlling interests	(320,000)	(143,000)
NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS INC.	($690,000)	($687,000)
Preferred stock dividends	(59,000)	(120,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	($749,000)	($807,000)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Good Times Restaurants Inc.	($.12)	($.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	6,151,603	2,967,310

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the period from October 1, 2012 through September 30, 2014

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares (1)	Par Value (1)	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, October 1, 2012	355,451	$ 1,000	2,726,214	$ 3,000	$ 21,510,000	$ 203,000	$ (18,457,000)	$ 3,260,000

Par value adjustment		3,000			(4,000)			(1,000)
Issuance of common shares and warrants in public offering			2,200,000	2,000	4,657,000			4,659,000
Stock option compensation cost					171,000			171,000
Non-controlling interest in Partnerships						39,000		39,000
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss							(687,000)	(687,000)
Preferred dividends							(120,000)	(120,000)

BALANCES, September 30, 2013	355,451	$ 4,000	4,926,214	$ 5,000	$ 26,334,000	$ 242,000	$ (19,264,000)	$ 7,321,000

Stock issuance expense					(31,000)			(31,000)
Preferred stock conversion	(355,451)	(4,000)	710,902	1,000				(3,000)
Warrant exercise			2,609,149	2,000	6,820,000			6,822,000
Warrant exercise-costs					(258,000)			(258,000)
Stock option exercise			10,326		20,000			20,000
Stock compensation cost					162,000			162,000
Non-controlling interest in Partnerships						37,000		37,000
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss							(690,000)	(690,000)
Preferred dividends							(59,000)	(59,000)

BALANCES, September 30, 2014	0	$ 0	8,256,591	$ 8,000	$ 33,047,000	$ 279,000	$ (20,013,000)	$ 13,321,000

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (370,000)	$ (544,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	682,000	719,000
Amortization of debt issuance costs	0	6,000
Accretion of deferred rent	33,000	40,000
Affiliate investment loss	146,000	102,000
Gain on disposal of property, restaurants and equipment	(16,000)	(18,000)
Stock compensation cost	162,000	171,000

Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	44,000	(48,000)
Inventories	(98,000)	(25,000)
Prepaid expenses and other	50,000	(53,000)
Deposits and other assets	(43,000)	1,000
(Decrease) increase in:
Accounts payable	384,000	208,000
Accrued and other liabilities	464,000	144,000
Net cash provided by operating activities	1,438,000	703,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(3,397,000)	(2,506,000)
Proceeds from sale leaseback transactions	0	3,329,000
Investment in affiliate	(375,000)	(375,000)
Loans made to franchisees and to others	(93,000)	0
Payments received on loans to franchisees and to others	16,000	5,000
Net cash provided by (used in) investing activities	(3,849,000)	453,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and longterm debt	(46,000)	(1,593,000)
Proceeds (costs) from stock sales	(31,000)	6,158,000
Proceeds from warrant exercises	6,561,000	0
Proceeds from stock option exercises	20,000	0
Preferred dividend paid	(59,000)	(90,000)
Distributions to non-controlling interest partner	(283,000)	(104,000)
Net cash provided by financing activities	6,162,000	4,371,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,751,000	5,527,000
CASH AND CASH EQUIVALENTS, beginning of year	6,143,000	616,000
CASH AND CASH EQUIVALENTS, end of year	$ 9,894,000	$ 6,143,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ 9,000	$ 54,000
Purchase of equipment with debt and capital leases	$ 196,000	$ 0
Preferred dividends declared	$ 0	$ 30,000

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Summary of Significant Accounting Policies:

Organization – Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiaries Good Times Drive Thru Inc. (Drive Thru) and BD of Colorado LLC (Bad Daddy’s).

Drive Thru commenced operations in 1986 and, as of September 30, 2014, operates twenty-five company-owned and joint venture drive-thru fast food hamburger restaurants.  The Company’s restaurants are located in Colorado. In addition, Drive Thru has eleven franchises, nine operating in Colorado and two in Wyoming, and is offering franchises for development of additional Drive Thru restaurants.

Bad Daddy’s commenced operations in 2013 and, as of September 30, 2014, operates two company-owned full-service upscale casual dining restaurants.  The Company’s restaurants are located in Colorado.

In April 2013 we entered into a series of agreements with Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”), and Bad Daddy’s Franchise Development, LLC, a North Carolina limited liability company (“BDFD”), to acquire the exclusive development rights for Bad Daddy’s Burger Bar restaurants in Colorado, additional restaurant development rights for Oklahoma and Kansas, and a 48% voting ownership interest in the franchisor entity, BDFD.

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

Basis of Presentation– The Company analyzes its operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  As most of the Company’s restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, the Company believes it’s appropriate to perform its analysis on a regional basis.

Accounting Estimates – The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that at times may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000.  The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts.  Certain of the Company’s accounts exceeded the FDIC insured limits as of September 30, 2014.

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

An analysis was performed for impairment at September 30, 2014 and given the results of our analysis there were no restaurants which are impaired.

Goodwill – The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of September 30, 2014, the Company had $96,000 of goodwill related to the purchase of a franchise operation on December 31, 2012. There was no impairment required to the acquired goodwill as of September 30, 2014 or 2013.

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

The Company accounts for the sale of restaurants when the risks and other incidents of ownership have been transferred to the buyer.  Specifically, a) no continuing involvement by the Company exists in restaurants that are sold, b) sales contracts and related income recognition are not dependent on the future successful operations of the sold restaurants, and c) the Company is not involved as a guarantor on the purchasers’ debts.

Deferred Liabilities – Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $356,000 as of September 30, 2014) is reflected in the accompanying consolidated balance sheet as a deferred liability.

Lease incentives are recorded as a deferred liability when received and subsequently credited to rent expense on a straight line basis over the life of the lease. The balance of the lease incentive obligation at September 30, 2014 was $152,000 and is reflected in the accompanying consolidated balance sheet as a deferred liability.

Also included in the $791,000 deferred and other liabilities balance is a $232,000 deferred gain on the sale of the building and improvements of one Company-owned restaurant in a sale leaseback transaction. The building and improvements were subsequently leased back from the third party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty year lease.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2011 through 2014. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 30, 2014.

Net Income (Loss) Per Common Share – Basic Earnings per Share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 396,910 and 324,854 shares of common stock, and warrants for 1,262,500 and 3,795,000 shares of common stock, were not included in computing diluted EPS for 2014 and 2013, respectively, because their effects were anti-dilutive.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 30, 2014 notes receivable totaled $92,000 and is due from three entities.  Additionally, the Company has other current receivables totaling $150,000, which includes $43,000 of franchise receivables, $2,000 due from an affiliate and $84,000 for a receivable from the advertising cooperative fund, which are all due in the normal course of business. The Company believes it will collect fully on all notes and receivables.

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

Stock-Based Compensation – Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). See Note 7 for additional information.

Variable Interest Entities – Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has three franchisees with notes payable to the Company.  These franchisees are VIE’s, however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company.  Therefore they are not required to be consolidated.

Fair Value of Financial Instruments –Fair value, is defined under a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. See Note 7 for additional information. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Recent Accounting Pronouncements – There are no new accounting pronouncements that affect the Company.

2.

Debt and Capital Leases:

	2014	2013
Note payable with United Capital Business Lending with payments of principal and interest (6.7%) due monthly through August 2021. The loan is secured by the fixtures and equipment of the Company’s Good Times Drive Thru restaurants	194,000	0
Capital signage leases with Yesco, LLC with payments of principal and interest (8%) due monthly	74,000	102,000
Notes payable with Ally Financial with payments of principal and interest (1.9% to 3.9%) due monthly. The loans are secured by vehicles	20,000	36,000
	288,000	138,000
Less current portion	(69,000)	(44,000)
Long term portion	$ 219,000	$ 94,000

As reported on the Company’s current form 8K dated August 4, 2014, on July 30, 2014, Good Times Drive Thru Inc. (the “Borrower”), the wholly-owned subsidiary of Good Times Restaurants Inc. (“Good Times”), entered into a Development Line Loan and Security Agreement (the “Loan Agreement”) with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Borrower up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests (the “Collateral Assignment”) with Lender. Borrowings outstanding under the Loan Agreement as of September 30, 2014 were $194,000.  In addition, on July 30, 2014, Good Times entered into a Guaranty Agreement (“the Guaranty Agreement”) with Lender, pursuant to which Good Times guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

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

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio. At September 30, 2014 the company was in compliance with all the required covenants.

As of September 30, 2014, principal payments on debt become due as follows:

Years Ending September 30,
2015	$ 69,000
2016	61,000
2017	37,000
2018	28,000
2019	30,000
Thereafter	63,000
$ 288,000

Total interest expense on notes payable and capital leases was $9,000 and $48,000 for fiscal 2014 and fiscal 2013, respectively.

3.

Other Accrued Liabilities:

Other accrued liabilities consist of the following at September 30:

	2014	2013
Wages and other employee benefits	$ 530,000	$ 305,000
Taxes, other than income tax	594,000	505,000
Other	184,000	173,000

Total	$ 1,308,000	$ 983,000

4.

Commitments and Contingencies:

The Company’s office space, and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire over the next 16 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2014 and 2013.

Following is a summary of operating lease activity for the fiscal years ended September 30, 2014 and 2013:

	2014	2013
Minimum rentals	$ 2,382,000	$ 2,131,000
Less sublease rentals	(436,000)	(424,000)
Net rent paid	$ 1,946,000	$ 1,707,000

As of September 30, 2014, future minimum rental commitments required under the Company’s operating leases that have initial or remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending September 30,
2015	$ 2,584,000
2016	2,500,000
2017	2,514,000
2018	2,507,000
2019	2,147,000
Thereafter	9,036,000
21,288,000
Less sublease rentals	(2,308,000)
$ 18,980,000

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

5.

Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30:

	2014		2013
	Current	Long Term	Current	Long Term
Deferred assets (liabilities):
Tax effect of net operating loss carry-forward (includes $15,500 of charitable carry-forward)	$ 0	$ 2,830,000	$ 0	$ 2,733,000
Partnership basis difference	0	194,000	0	168,000
Deferred revenue	0	98,000	0	107,000
Property and equipment basis differences	0	409,000	0	400,000
Other accrued liability and asset difference	40,000	186,000	12,000	94,000
Net deferred tax assets	40,000	3,717,000	12,000	3,502,000
Less valuation allowance*	(40,000)	(3,717,000)	(12,000)	(3,502,000)
Net deferred tax assets	$ 0	$ 0	$ 0	$ 0

*

The valuation allowance increased by $243,000 during the year ended September 30, 2014.

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $941,000 from 2013 and 2014, and $6,108,000 from 2012 and prior for income tax purposes which expire from 2013 through 2032.  Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year.

Total income tax expense for the years ended 2014 and 2013 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2014	2013
Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$ (242,000)	$ (240,000)
State income tax, net of federal tax benefit	(21,000)	(21,000)
Effect of change in valuation allowance	243,000	71,000
Permanent differences	51,000	29,000
Expiration of net operating loss carry-forward	1,000	149,000
Other	(32,000)	12,000

Provision for income taxes	$ 0	$ 0

6.

Related Parties:

The Erie County Investment Company (owner of 99% of The Bailey Company) is a holder of our common stock and has certain contractual rights to elect members of the Company’s Board of Directors under the Series B Convertible Preferred Stock Agreements entered into in February 2005 and modified under the Series C Convertible Preferred Stock agreement entered into in June 2012.

The Company leases office space from The Bailey Company under a lease agreement which expires in September 2019.  Rent paid to them in fiscal 2014 and 2013 for office space was $67,000 and $59,000, respectively.  We recently executed a lease amendment that modifies the expiration date to May 15, 2015 and reduces the monthly rent by 50% for December 2014 through April 2015 due to alternate building plans by the landlord that affect our rights to certain common area amenities.  The space is leased from The Bailey Company, a significant stockholder in the Company, at their corporate headquarters.  We plan to lease new executive office space prior to May 15, 2015.

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC (Heathcote) pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. The modification was approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote were $136,500 and $27,900 in fiscal 2014 and fiscal 2013, respectively.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company will provide general management services as well as accounting and administrative services. Income received from the agreement by the Company is fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $24,000 and $11,000 in fiscal 2014 and 2013, respectively. In addition to the management services the Company performed scope of work services and total amounts received from BDFD for these services were $64,000 and $18,000 in fiscal 2014 and fiscal 2013, respectively.

7.

Stockholders’ Equity:

Preferred Stock – The Company has the authority to issue 5,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

On March 28, 2014, Small Island Investments Limited converted all 355,451 shares of the Company’s Series C Convertible Preferred Stock, par value $0.01 per share, into 710,902 shares of the Company’s Common Stock, par value $0.001 per share.  The effects of the conversion were to eliminate the Company’s payment of dividends on the Series C Convertible Preferred Stock and to eliminate the possible need for the Company to redeem the Series C Convertible Preferred Stock for a cash payment.

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

We used the net proceeds from this offering for our remaining required equity contribution to Bad Daddy’s Franchise Development; for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colorado LLC; and as working capital reserves and future investment at the discretion of our Board of Directors.

In October 2014 the Company mailed a notice of redemption to all holders of the Company’s A Warrants.  Each A Warrant was exercisable for one share of common stock at $2.75 per share until 5:00 p.m. Colorado Time on Friday, November 14, 2014.  Holders of the A Warrants are no longer entitled to exercise their warrants for common stock and have no rights, except to receive the redemption price of $.01 per A Warrant, upon surrender of their A Warrants.  No other warrants remain outstanding.

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

Stock Plans – The Company has an Omnibus Equity Incentive Compensation Plan (the “2008  Plan”), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company’s 2001 Stock Option Plan (the “2001  Plan”).  Pursuant to stockholder approval in September 2012 and February 2014 the total number of shares available for issuance under the 2008 Plan was increased to 1,000,000. As of September 30, 2014, 468,923 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

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

The Company recorded $162,000 and $171,000 in total stock option and restricted stock compensation expense during fiscal years 2014 and 2013, respectively that was classified as general and administrative costs.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during fiscal 2014 and 2013. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 30, 2014, the Company granted 89,500 incentive stock options from available shares under its 2008 Plan, as amended, with an exercise price of $2.48 and a per-share weighted average fair value of $2.12.

During the fiscal year ended September 30, 2013, the Company granted a total of 47,000 non-statutory stock options from available shares under its 2008 Plan, as amended, with exercise prices ranging from $2.31 to $2.44 and per-share weighted average fair values ranging from $1.96 to $2.09. In addition the Company granted a total of 110,421 incentive stock options with an exercise price of $2.31 and a per-share weighted average fair values of $1.96.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

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

The following table summarizes stock option activity for fiscal year 2014 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding-beg of year	324,853	$4.35
Options granted	89,500	$2.48
Options exercised	(10,326)	$1.99
Forfeited	0
Expired	(7,117)	$10.80
Outstanding Sept 30, 2014	396,910	$3.87	7.1	$ 1,281,000
Exercisable Sept 30, 2014	196,989	$5.38	5.5	$ 559,000

As of September 30, 2014, the total remaining unrecognized compensation cost related to non-vested stock options was $226,000 and is expected to be recognized over a weighted average period of approximately 2.10 years.

Restricted Stock Grants

During the fiscal year 2014, the Company issued 123,840 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $3.23 which is equal to the closing price of the stock on the date of the grants. The restricted stock grant vests three years following the grant date.

A summary of the status of non-vested restricted stock as of September 30, 2014 and changes during fiscal 2014 is presented below.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares at beg of year	0
Granted	123,840	$3.23
Vested	0
Non-vested shares at Sept 30, 2014	123,840	$3.23

As of September 30, 2014, there was $367,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.75 years.

Warrants – In connection with the public offering in August 2013 we issued 2,200,000 warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and an additional 2,200,000 warrants to purchase 1,100,000 shares of our common stock (“B Warrants”). Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering. Each A Warrant was exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share and two B Warrants were exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Also, in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 shares of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expire on August 16, 2016.

As of September 30, 2014 we received gross proceeds of $6,823,000 and incurred $259,000 of expenses related to the exercise of warrants.

A summary of warrant activity for the fiscal year ended September 30, 2014 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding-beg of year	5,214,000	$2.68
Issued	0
Expired	(69,300)	$2.50
Exercised	(3,882,200)	$2.62
Outstanding and exercisable at Sept 30, 2014	1,262,500	$2.75

Issuances of securities are subject to federal and state securities laws.  Between May 21, 2014 and August 20, 2014, the Company issued 484,600 shares of common stock upon exercise by certain security holders holding A Warrants for an aggregate purchase price of $1,332,650.  The Company issued these shares on the belief that the shares were registered pursuant to the Company’s registration statement on Form S-1, of which this prospectus forms a part, originally filed with and made effective by the SEC on August 15, 2013 (the “Initial Registration Statement”), and that the issuance did not require a new or updated registration statement.  The Company became aware that the SEC does not view the shares underlying warrants as being “sold” for securities law purposes until the warrants are exercised, and therefore it is the view of the SEC that the Company should have filed a post-effective amendment to the Initial Registration Statement prior to issuing these shares.  The sale of these shares upon exercise of the A Warrants was therefore not made in compliance with federal and state securities laws because the prospectus did not meet the requirements of Section 10(a)(3) of the Securities Act.  Consequently, the holders of A Warrants who purchased such shares may seek to rescind the sale, in which case we could be liable for rescission payments to them in the amount of their aggregate original purchase price plus applicable interest.  As of the date hereof, we have not received any claims for rescission or damages or claims relating to any other liability stemming from our issuance of these shares.

In October 2014 the Company mailed a notice of redemption to all holders of the Company’s A Warrants.  Each A Warrant was exercisable for one share of common stock at $2.75 per share until 5:00 p.m. Colorado Time on Friday, November 14, 2014.  Holders of the A Warrants are no longer entitled to exercise their warrants for common stock and have no rights, except to receive the redemption price of $.01 per A Warrant, upon surrender of their A Warrants.  No other warrants remain outstanding.

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

8.

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

The Company accounts for this investment using the equity method. Thus, during fiscal 2014 and 2013, the Company recorded its portion of the investment in BDFD of $750,000. For fiscal 2014 and fiscal 2013 the Company recorded a net loss of $145,000 and $102,000, respectively, for its share of BDFD’s operating results.  The carrying value at September 30, 2014 was $502,000, which is represented as Investment in Affiliate in the accompanying consolidated balance sheets.

9.

Retirement Plan:

The Company has a 401(k) profit sharing plan (the “Plan”).  Eligible employees may make voluntary contributions to the Plan, which may be matched by the Company, in an amount equal to 25% of the employee’s contribution up to 6% of their compensation.  The amount of employee contributions is limited as specified in the Plan. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage.  The Company did not make any matching contributions in fiscal 2014 or fiscal 2013.

10.

Segment Reporting:

All of our Good Times Burgers and Frozen Custard restaurants (Good Times) compete in the quick-service drive-through dining industry while our Bad Daddy’s Burger Bar restaurants (Bad Daddy’s) compete in the full-service upscale casual dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods:

	Twelve Months Ended
	September 30,
	2014	2013
Revenues
Good Times	$ 26,234,000	$ 22,892,000
Bad Daddy’s	1,803,000	0
	$ 28,037,000	$ 22,892,000
Income (loss) from operations
Good Times	$ 878,000	($267,000)
Bad Daddy’s	(1,097,000)	(125,000)
	($219,000)	($392,000)
Capital Expenditures
Good Times	$ 1,311,000	$ 2,460,000
Bad Daddy’s	2,215,000	0
Corporate	67,000	0
	$ 3,593,000	$ 2,460,000

Property & Equipment, net
Good Times	$ 3,499,000	$ 2,803,000
Bad Daddy’s	2,188,000	48,000
Corporate	67,000	0
	$ 5,754,000	$ 2,851,000

10.

Subsequent Events:

In December 2014 the Company borrowed $401,000 under the Development Line Loan from United Capital Business Lending, as described in Note 2 above.

Subsequent to September 30, 2014 we received proceeds of $3,252,000 from the exercise of 1,182,600 A warrants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
December 26, 2014	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David L. Dobbin	/s/ Susan M. Knutson
David L. Dobbin, Chairman December 26, 2014	Susan M. Knutson, Controller (Principal Financial and Accounting Officer) December 26, 2014

/s/ Geoffrey R. Bailey	/s/ Steven M. Johnson
Geoffrey R. Bailey, Director December 26, 2014	Steve Johnson, Director December 26, 2014

/s/ Reuven Har-Even	/s/ Eric W. Reinhard
Reuven Har-Even, Director December 26, 2014	Eric W. Reinhard, Director December 26, 2014

/s/ Gary J. Heller	/s/ Alan A. Teran
Gary J. Heller, Director December 26, 2014	Alan A. Teran, Director December 26, 2014

/s/ Boyd E. Hoback	/s/ Robert Stetson
Boyd E. Hoback, Director and President and CEO (Principal Executive Officer) December 26, 2014	Robert Stetson, Director December 26, 2014