Form 10-K/A
period 2014-09-30
GOOD TIMES RESTAURANTS INC
filed 2014-12-30
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

Good Times Restaurants Inc.. ("the Company," "Good Times" "we," "us" and "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission (the "SEC") on December 29, 2014 (the "Original 10-K"), to: (i) include its XBRL interactive files.

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