Form 10-Q
period 2014-12-31
GOOD TIMES RESTAURANTS INC
filed 2015-02-17
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
			Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			Yes ☐	No ☒

As of February 13, 2015, there were 9,449,072 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended December 31, 2014

PART I. - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
ASSETS	2014	2014
CURRENT ASSETS:
Cash and cash equivalents	$11,497,000	$9,894,000
Receivables, net of allowance for doubtful accounts of $0	78,000	150,000
Prepaid expenses and other	77,000	55,000
Inventories	314,000	282,000
Notes receivable	10,000	10,000
Total current assets	11,976,000	10,391,000
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	5,278,000	4,736,000
Leasehold improvements	5,438,000	4,710,000
Fixtures and equipment	9,309,000	8,796,000
Total property, equipment and capital leases	20,025,000	18,242,000
Less accumulated depreciation and amortization	(12,698,000)	(12,488,000)
Total net property, equipment and capital leases	7,327,000	5,754,000
OTHER ASSETS:
Notes receivable	80,000	82,000
Investment in affiliate	503,000	502,000
Goodwill	96,000	96,000
Deposits and other assets	102,000	56,000
Total other assets	781,000	736,000
TOTAL ASSETS	$20,084,000	$16,881,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$147,000	$69,000
Accounts payable	1,029,000	1,085,000
Deferred income	71,000	88,000
Other accrued liabilities	1,287,000	1,308,000
Total current liabilities	2,534,000	2,550,000
LONG-TERM LIABILITIES:
Capital lease obligations due after one year	35,000	42,000
Long-term debt due after one year	530,000	177,000
Deferred and other liabilities	776,000	791,000
Total long-term liabilities	1,341,000	1,010,000

STOCKHOLDERS’ EQUITY:
Good Times Restaurants, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and September 30, 2013	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 9,443,080 shares issued and outstanding as of December 31, 2014 and 8,256,591 shares issued and outstanding as of September 30, 2014	10,000	8,000
Capital contributed in excess of par value	36,352,000	33,047,000
Accumulated deficit	(20,423,000)	(20,013,000)
Total Good Times Restaurants, Inc. stockholders' equity	15,939,000	13,042,000
Non-controlling interest in partnerships	270,000	279,000
Total stockholders’ equity	16,209,000	13,321,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,084,000	$16,881,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2014	2013
NET REVENUES:
Restaurant sales	$7,766,000	$5,829,000
Franchise royalties	89,000	82,000
Total net revenues	7,855,000	5,911,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	2,749,000	1,939,000
Payroll and other employee benefit costs	2,657,000	1,982,000
Restaurant occupancy and other operating costs	1,338,000	1,027,000
Preopening costs	237,000	148,000
Depreciation and amortization	221,000	143,000
Total restaurant operating costs	7,202,000	5,239,000

General and administrative costs	719,000	508,000
Advertising costs	277,000	234,000
Franchise costs	26,000	22,000
Gain on restaurant asset sale	(6,000)	(6,000)
Loss From Operations	(363,000)	(86,000)

Other Income (Expenses):
Interest income, net	3,000	2,000
Affiliate investment income (loss)	1,000	(72,000)
Other expenses	(2,000)	(3,000)
Total other income (expenses), net	2,000	(73,000)
NET LOSS	$(361,000)	$(159,000)
Income attributable to non-controlling interests	(49,000)	(64,000)
NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC.	$(410,000)	$(223,000)
Preferred stock dividends	0	(30,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(410,000)	$(253,000)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(.04)	$(.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,179,007	4,926,214
Diluted	N/A	N/A

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(361,000)	$(159,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	221,000	143,000
Accretion of deferred rent	14,000	7,000
Stock based compensation expense	67,000	32,000
Affiliate investment loss (income)	(1,000)	72,000
Recognition of deferred gain on sale of restaurant building	(6,000)	(6,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	72,000	109,000
Inventories	(32,000)	(21,000)
Deposits and other	(70,000)	16,000
(Decrease) increase in:
Accounts payable	(56,000)	49,000
Accrued liabilities and deferred income	(61,000)	53,000
Net cash provided by (used in) operating activities	(213,000)	295,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	0	(375,000)
Payments for the purchase of property and equipment	(1,752,000)	(768,000)
Payments received from franchisees and others	2,000	4,000
Net cash used in investing activities	(1,750,000)	(1,139,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Expenses related to stock sale	0	(10,000)
Proceeds from warrant exercises, net	3,233,000	0
Proceeds from stock option exercises	7,000	0
Principal payments on notes payable and long-term debt	(17,000)	(10,000)
Borrowings on notes payable and long-term debt	401,000	0
Preferred dividends paid	0	(30,000)
Net distributions paid to non-controlling interests	(58,000)	(43,000)
Net cash provided by (used in) financing activities	3,566,000	(93,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,603,000	(937,000)

CASH AND CASH EQUIVALENTS, beginning of period	$9,894,000	$6,143,000

CASH AND CASH EQUIVALENTS, end of period	$11,497,000	$5,206,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$2,000
Non-cash Purchase of property and equipment	$40,000	$0
Preferred dividends declared	$0	$30,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the three month period ended December 31, 2014. Operating results for the three month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The condensed consolidated balance sheet as of September 30, 2014 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K/A for the fiscal year ended September 30, 2014.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc and its wholly-owned subsidiaries, Good Times Drive Thru, Inc. (“Drive Thru”) and BD of Colorado, LLC (“BD of Colo”), as of December 31, 2014. All significant intercompany balances and transactions have been eliminated in consolidation.

Drive Thru is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our Good Times restaurants are located in the front-range communities of Colorado but we also have franchised restaurants in Wyoming. BD of Colo is engaged in the business of developing, owning and operating full service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.                 Recent Developments

During fiscal 2014, BD of Colo opened two Bad Daddy’s restaurants in the Denver metropolitan area and a third opened in early January 2015.  We are negotiating additional Bad Daddy’s leases for development in 2015 and 2016.

In November, 2014 Drive Thru opened a new Good Times restaurant in Highlands Ranch, Colorado and closed on the purchase of land in December 2014 for the development of an additional Good Times restaurant in Aurora, Colorado expected to open in the spring of 2015.

During fiscal 2014, our liquidity and equity significantly increased from the exercise of approximately 97% of the Series B warrants and approximately 50% of the Series A warrants.  As of December 31, 2014 a total of 2,450,100 Series A Warrants, representing 97% of the outstanding Series A Warrants and 100% of the 154,000 Underwriter Warrants, were exercised by the holders.  Total proceeds from all warrants exercised, net of expenses related to the exercise of the warrants, were $9,796,900, including $3,233,000 during the three month period ending December 31, 2014. In connection with the exercise of all warrants we issued a total of 3,791,749 shares of our common stock.

In October, 2014 the Company mailed a notice of redemption to all holders of the Company’s A Warrants.  Each A Warrant was exercisable for one share of common stock at $2.75 per share until 5:00 p.m. Colorado Time on Friday, November 14, 2014.  Holders of the A Warrants are no longer entitled to exercise their warrants for common stock and have no rights, except to receive the redemption price of $.01 per A Warrant, upon surrender of their Series A Warrants.  No other warrants remain outstanding.

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC").  When declared effective by the SEC, the registration statement will allow the Company to issue common stock from time to time up to an aggregate amount of $75 million.  After the shelf registration statement becomes effective, Good Times may offer and sell securities covered by the registration statement through one or more methods of distribution, subject to market conditions and Good Times’ capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to completion of the offering.  The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings.

On January 29, 2015, the Company filed an Amendment No. 1 to the Initial Registration Statement on Form S-1 which registered for sale 2,094,236 shares of the Company’s common stock by certain selling Stockholders as further described in in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.  The Amendment No. 1 was filed to update the financial information and other disclosures, among other things, including the Company’s audited financial statements for the fiscal year ended September 30, 2014.

As reported on form 8-K, on July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.   As of December 31, 2014, Drive Thru had borrowed approximately $597,000 under the Loan Agreement.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

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

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, annual covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio.

Note 3.                 Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant).

Our net loss for the three month periods ended December 31, 2014 and December 31, 2013 includes $67,000 and $32,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during fiscal 2014. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the three months ended December 31, 2013 the Company granted 89,500 incentive stock options from available shares under its 2008 Plan, as amended, with an exercise price of $2.48 and a per-share weighted average fair value of $2.12.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Fiscal 2014 Incentive Stock Options
Expected term (years)	6.5
Expected volatility	112.11%
Risk-free interest rate	1.94%
Expected dividends	0

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

The following table summarizes stock option activity for the three month period ended December 31, 2014 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-beg of year	396,910	$3.87
Options granted	0
Options exercised	(3,891)	$1.83
Forfeited	0
Expired	(11,853)	$9.33
Outstanding Dec 31, 2014	381,166	$3.72	7.0
Exercisable Dec 31, 2014	181,245	$5.20	5.5

As of December 31, 2014, the aggregate intrinsic value of the outstanding and exercisable options was $1,600,000 and $685,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options was $198,000 and is expected to be recognized over a weighted average period of approximately 1.92 years.

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

A summary of the status of non-vested restricted stock as of December 31, 2014 is presented below.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares at beg of year	123,840	$3.23
Granted	0
Vested	0
Non-vested shares at Dec 31, 2014	123,840	$3.23

As of December 31, 2014, there was $335,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.58 years.

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

As of December 31, 2014 we had received proceeds, net of expenses related to the exercise of the warrants, of $9,796,900, including $3,233,000 during the three month period ending December 31, 2014. A summary of warrant activity for the three months ended December 31, 2014 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2014	1,262,500	$2.75
Expired	(79,900)	$2.75
Exercised	(1,182,600)	$2.75
Outstanding at December 31, 2014	0

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

Note 6.                 Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options for 381,166 and 407,237 shares of common stock, and warrants for 79,900 and 3,795,000 shares of common stock, were not included in computing diluted EPS for the three months ended December 31, 2014 and 2013, respectively, because their effects were anti-dilutive.

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

Note 8.                 Related Party Transactions

In April, 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC (Heathcote) pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. On November 5, 2014, the Company and Heathcote further modified this agreement to provide for investor relations activities and corporate finance projects as determined by the CEO of the company. The modifications were approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote were $10,000 and $30,000 for the three month periods ended December 31, 2014 and 2013, respectively.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company will provide general management services as well as accounting and administrative services. Income received from the agreement by the Company is fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $6,000 in each of the three month periods ended December 31, 2014 and 2013. In addition to the management services the Company performed scope of work services and total amounts received from BDFD for these services were $0 and $18,000 for the three month periods ended December 31, 2014 and 2013, respectively.

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

Given the results of our impairment analysis at December 31, 2014 there are no restaurants which are impaired.

Goodwill

The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of December 31, 2014, the Company had $96,000 of goodwill related to the purchase of a franchise operation on December 31, 2012. There was no impairment required to the acquired goodwill as of December 31, 2014.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2011 through 2014. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 31, 2014.

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

The Company accounts for this investment using the equity method. For the three month periods ending December 31, 2014 and 2013 the Company recorded net income of $1,000 and a net loss of ($72,000), respectively, for its share of BDFD’s operating results.  The carrying value at December 31, 2014 was $503,000, which is represented as Investment in Affiliate in the accompanying condensed consolidated balance sheets.

Note 13.                 Subsequent Events

On January 26, 2015 we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”).  When declared effective by the SEC, the registration statement will allow the Company to issue common stock from time to time up to an aggregate amount of $75 million.  After the shelf registration statement becomes effective, Good Times may offer and sell securities covered by the registration statement through one or more methods of distribution, subject to market conditions and Good Times’ capital needs. The terms of any offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to completion of the offering.  The terms of any securities offered under the registration statement, and the intended use of the net proceeds resulting therefrom, will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings.

On January 29, 2015, the Company filed an Amendment No. 1 to the Initial Registration Statement on Form S-1 which registered for sale 2,094,236 shares of the Company’s common stock by certain selling Stockholders as further described in in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.  The Amendment No. 1 was filed to update the financial information and other disclosures, among other things, including the Company’s audited financial statements for the fiscal year ended September 30, 2014.

Note 14.                 Recent Accounting Pronouncements

We have reviewed all significant recent accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

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

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended
	December 31,
	2014	2013
Revenues
Good Times	$6,604,000	$5,911,000
Bad Daddy’s	1,251,000	0
	$7,855,000	$5,911,000
Income (loss) from operations
Good Times	$(96,000)	$110,000
Bad Daddy’s	(267,000)	(196,000)
	$(363,000)	$(86,000)
Capital Expenditures
Good Times	$1,040,000	$128,000
Bad Daddy’s	692,000	640,000
Corporate	20,000	0
	$1,752,000	$768,000

	December 31, 2014	September 30, 2014
Property & Equipment, net
Good Times	$4,397,000	$3,499,000
Bad Daddy’s	2,817,000	2,188,000
Corporate	113,000	67,000
	$7,327,000	$5,754,000

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company’s form 10-K/A for the fiscal year ended September 30, 2014.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I)
We compete with numerous well established competitors who have substantially greater financial resources and longer operating histories than we do.  Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(II)
We may be negatively impacted if we experience same store sales declines.  Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items.  No assurances can be given that such advertising and promotions will in fact be successful.

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources.  We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.

Good Times Restaurant Locations

We currently operate or franchise a total of thirty-seven Good Times restaurants, of which thirty-five are in the Denver, Colorado greater metropolitan area. Two of these restaurants are “dual brand”, operated pursuant to a Dual Brand Test Agreement with Taco John’s International in Wyoming.

	Total	Denver, CO Greater Metro	Wyoming
Company-owned & Co-developed	26	26
Franchised	9	9
Dual brand franchised	2		2
	37	35	2

	As of December 31,
	2014	2013
Company-owned restaurants	19	18
Co-developed	7	7
Franchise operated restaurants	11	12
Total restaurants:	37	37

Fiscal 2014: In December 2013 a Good Times franchisee closed a low volume restaurant in Lakewood, Colorado. In May 2014 a franchisee terminated its Good Times franchise agreement in the test dual brand concept and has stopped selling Good Times products at its North Dakota location.

Fiscal 2015: In November 2014 we opened a new company-owned Good Times restaurant in Highlands Ranch, Colorado and we have a new Good Times company-owned restaurant currently under construction in Aurora, Colorado, which is expected to open in April 2015.

Bad Daddy’s Restaurant Locations

We currently operate three Bad Daddy’s Burger Bar restaurants in the Denver, Colorado greater metropolitan area, one of which opened in February 2014, the second in late July 2014 and the third opened in early January 2015.

The following presents certain historical financial information of our operations.  This financial information includes results for the three month periods ending December 31, 2014 and 2013.

Results of Operations

Overview

Good Times restaurants:

Same store sales at our Good Times restaurants increased 14.6% for fiscal 2014, and have increased 8% in the first three months of fiscal 2015. These results reflect the continuation of the positive momentum we have experienced since fiscal 2011.

Our outlook for fiscal 2015 for Good Times is cautiously optimistic based on the last three years of positive sales trends, however our sales trends are influenced by many factors. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.  We opened one new Good Times restaurant in November 2014 and closed on the purchase of land for one restaurant in December 2014 that is anticipated to open in April 2015.

Bad Daddy’s restaurants:

We currently operate three Bad Daddy’s restaurants in the Denver, Colorado greater metropolitan area. We have several more locations in various stages of negotiation for development in fiscal 2015 and 2016.  Our first location in Colorado continues to be negatively impacted by significant construction in the immediate trade area and is the lowest average weekly sales restaurant in the Bad Daddy’s system.  We anticipate that sales will continue to be negatively impacted until late spring or summer of 2015.  Our second location in Colorado opened on July 28, 2014 and continues to be the highest average weekly sales restaurant in the Bad Daddy’s system as of the date of this filing. Our third location in Colorado opened in early January 2015 and during the three weeks it was open in January 2015 was the second highest average weekly sales restaurant in the Bad Daddy’s system.

Net Revenues

Net revenues for the three months ended December 31, 2014 increased $1,944,000 or 32.9% to $7,855,000 from $5,911,000 for the three months ended December 31, 2013, of which $693,000 came from the Good Times concept.

Good Times same store restaurant sales increased 8% during the three months ended December 31, 2014 for the restaurants that were open for the full three month periods ending December 31, 2014 and December 31, 2013. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales increased $221,000 due to one new company-owned restaurant that opened in November 2014

Good Times franchise revenues for the three months ended December 31, 2014 increased $7,000 to $89,000 from $82,000 for the three months ended December 31, 2013 due to an increase in franchise royalties. Same store Good Times franchise restaurant sales increased 5.2% during the three months ended December 31, 2014 for the franchise restaurants that were open for the full periods ending December 31, 2014 and December 31, 2013. Dual branded franchise restaurant sales decreased 8.5% during the three months ended December 31, 2014, compared to the same prior year period, primarily due to the closure of one dual branded restaurant in April 2014.

Bad Daddy’s restaurant sales were $1,251,000 for the three month period ended December 31, 2014 for the two Bad Daddy’s restaurants that were open during the period.

Restaurant Operating Costs

Good Times restaurant operating costs as a percent of restaurant sales were 88.8% during the three months ended December 31, 2014 compared to 87.3% in the same prior year period.

The changes in restaurant-level costs are explained as follows (for Good Times restaurants, excluding Bad Daddy’s):

Three months ended December 31, 2014
Restaurant-level costs for the period ended December 31, 2013	87.3%
Increase in food and packaging costs	2.6%
Decrease in payroll and other employee benefit costs	(1.5%)
Decrease in occupancy and other operating costs	(0.6%)
Decrease in depreciation and amortization	0.0%
Restaurant-level costs, before preopen costs, for the period ended December 31, 2014	87.8%
Increase in preopening costs	1.0%
Restaurant-level costs for the period ended December 31, 2014	88.8%

Food and Packaging Costs

For the three months ended December 31, 2014 food and packaging costs increased $810,000 to $2,749,000 (35.4% of restaurant sales) from $1,939,000 (33.3% of restaurant sales) compared to the same prior year period.

For the three months ended December 31, 2014 food and packaging costs for our Good Times concept increased $401,000 to $2,340,000 (35.9% of restaurant sales) from $1,939,000 (33.3% of restaurant sales) compared to the same prior year period.

In fiscal 2014 our total weighted food and packaging costs related to our Good Times concept increased approximately 13% compared to fiscal 2013.  The total menu price increases taken during fiscal 2014 were 4.4% and we took an additional 1% menu price increase in October 2014.  Subsequent to December 31, 2014 we took an additional 1.6% menu price increase.  We experienced unprecedented cost increases in beef and bacon from January to September 2014, with beef and bacon prices increasing approximately 38% and 29%, respectively.  We have experienced some moderation in commodity costs at the end of our first fiscal quarter of 2015 and when combined with our menu price increase, we expect Good Times’ food and packaging costs to decline as a percentage of sales during our second fiscal quarter. However, we anticipate continued cost pressure on several core commodities, including beef, and expect our food and packaging costs as a percentage of sales to be higher in fiscal 2015 than in fiscal 2014.

For the three months ended December 31, 2014 food and packaging costs for our Bad Daddy’s concept were $409,000 or 32.7% of restaurant sales.

Payroll and Other Employee Benefit Costs

For the three months ended December 31, 2014 our payroll and other employee benefit costs increased $675,000 to $2,657,000 (34.2% of restaurant sales) from $1,982,000 (34% of restaurant sales) compared to the same prior year period.

For the three months ended December 31, 2014 our payroll and other employee benefit costs for our Good Times concept increased $133,000 to $2,115,000 (32.5% of restaurant sales) from $1,982,000 (34% of restaurant sales) compared to the same prior year period. Of the $133,000 increase in payroll and other employee benefit costs $76,000 is attributable to the new company-owned restaurant opened in November 2014, the remaining increase of $57,000 is the result of increased same store sales compared to the same prior year period. Due to the semi-variable nature of payroll and other employee benefit costs these costs will decrease as a percentage of restaurant sales as restaurant sales increase.

For the three months ended December 31, 2014 payroll and other employee benefit costs for our Bad Daddy’s concept were $542,000 (43.3% of restaurant sales). Payroll and other employee benefit costs are abnormally high due to the lower opening sales volume in our first location and the inclusion of costs related to training and regional management. We anticipate that these costs as a percentage of restaurant sales will decline as sales increase and additional locations are opened in fiscal 2015.

Occupancy and Other Operating Costs

For the three months ended December 31, 2014 our occupancy and other operating costs increased $310,000 to $1,338,000 (17.2% of restaurant sales) from $1,027,000 (17.6% of restaurant sales) compared to the same prior year period.

For the three months ended December 31, 2014 our occupancy and other operating costs for our Good Times concept increased $84,000 to $1,110,000 (17.0% of restaurant sales) from $1,026,000 (17.6% of restaurant sales) compared to the same prior year period.

The increase for the Good Times concept in the three month period ending December 31, 2014 is partially attributable to the opening of one new company-owned restaurant in November 2014. We also experienced increases in rent, property taxes, utilities, restaurant repairs and bank credit card fees compared to the same prior year periods. Due to the fixed nature of occupancy costs they will decrease as a percentage of restaurant sales as restaurant sales increase.

For the three month period ended December 31, 2014 occupancy and other operating costs for our Bad Daddy’s concept were $228,000 or 18% of restaurant sales.

Preopening Costs

For the three month period ended December 31, 2014 our new store preopening costs increased $89,000 to $237,000 from $148,000 compared to the same prior year period.

For the three month period ended December 31, 2014 new store preopening costs for our Good Times concept were $64,000 and are related to the new company-owned restaurant that opened in November 2014.

For the three month period ended December 31, 2014 our new store preopening costs for our Bad Daddy’s concept increased $25,000 to $173,000 from $148,000 compared to the same prior year period. All of the preopening costs are related to the initial Bad Daddy’s restaurants being developed by BD of Colo.

Depreciation and Amortization

For the three months ended December 31, 2014, our depreciation and amortization increased $78,000 to $221,000 (2.8% of restaurant sales) from $143,000 (2.5% of restaurant sales) compared to the same prior year period.

For the three months ended December 31, 2014, our depreciation and amortization for our Good Times concept increased $16,000 to $158,000 (2.4% of restaurant sales) from $142,000 (2.4% of restaurant sales) compared to the same prior year period.

For the three month period ended December 31, 2014 depreciation and amortization for our Bad Daddy’s concept was $63,000.

General and Administrative Costs

For the three months ended December 31, 2014, general and administrative costs increased $211,000 to $719,000 (9.2% of total revenues) from $508,000 (8.6% of total revenues) for the same prior year period.

The increase for the three month period ended December 31, 2014 was mainly attributable to a $118,000 increase in payroll and employee benefit costs and stock based compensation expense as well as increases in rent, directors’ fees, professional services and financial relations costs.

Advertising Costs

For the three months ended December 31, 2014 advertising costs increased $43,000 to $277,000 (3.6% of restaurant sales) from $234,000 (4% of restaurant sales) for the same prior year period.

Advertising costs for our Good Times concept consists primarily of contributions made to the advertising materials fund and regional advertising cooperative based on a percentage of restaurant sales. The percentage contribution for the three month periods ended December 31, 2014 remained the same as the prior year period.

Advertising costs of $14,000 for the three month period ended December 31, 2014 are attributable to our Bad Daddy’s concept and consisted primarily of menu development and printing costs.

Franchise Costs

For the three months ended December 31, 2014, franchise costs increased $4,000 to $26,000 (.4% of Good Times total revenues) from $22,000 (.3% of Good Times total revenues) for the same prior year period.

Gain on Sale of Assets

For the three months ended December 31, 2014 and 2013, our gain on the sale of restaurant assets was $6,000.

Gain or Loss from Operations

We had a consolidated loss from operations of ($363,000) in the three months ended December 31, 2014 compared to a consolidated loss from operations of ($86,000) for the same prior year period.

Our Good Times concept had a loss from operations of ($96,000) in the three month period ended December 31, 2014 compared to income from operations of $110,000 in the same prior year period.

The decrease in income from operations for the Good Times concept for the three month period is due primarily to the matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Preopening costs” and “Franchise Costs” sections of Item 2 above.

Our Bad Daddy’s concept had a loss from operations of ($267,000) in the three month period ended December 31, 2014 compared to a loss from operations of ($196,000) in the same prior year period. The losses were due to matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" and “Preopening costs” sections of Item 2 above.

Affiliate Investment Income (Loss)

The net loss or income from affiliate investment activities consists of the Company’s share of net income or loss of its affiliates as they occur. The Company’s net investment income for the three month period ended December 31, 2014 was $1,000 compared to a loss of ($72,000) in the same prior year period. The income and loss from investment activities is related to our 48% ownership in the Bad Daddy’s Franchise Development, LLC. The prior year loss was primarily a result of initial costs of developing the Bad Daddy’s franchise program.

Net Income or Loss

The net loss was ($361,000) for the three months ended December 31, 2014 compared to a net loss of ($159,000) for the same prior year period.

The change from the three month period ended December 31, 2014 to December 31, 2013 was primarily attributable to the change in our loss from operations for the three month periods ended December 31, 2014, offset by a decrease in our affiliate investment loss.

Liquidity and Capital Resources

Cash and Working Capital: As of December 31, 2014, we had a working capital excess of $9,442,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that decreases in our working capital may occur in the future if and when new Good Times or Bad Daddy’s restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2015 and beyond.

Financing:

Public Offering: On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering with the same terms as the A and B warrants sold in the offering. Also in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expire on August 16, 2016. As of December 31, 2014 we had received $9,797,000 in net proceeds from the exercise of warrants, there were no longer any warrants outstanding at December 31, 2014.

We intend to use the net proceeds for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants; for the development of new Bad Daddy’s Burger Bar restaurants through BD of Colorado LLC; as working capital reserves and for future investment at the discretion of our Board of Directors.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2015 include those discussed above as well as normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants.

Cash Flows

Net cash used in operating activities was $213,000 for the three months ended December 31, 2014. The net cash used in operating activities for the three months ended December 31, 2014 was the result of a net loss of $361,000 as well as cash and non-cash reconciling items totaling $148,000 (comprised of depreciation and amortization of $221,000, stock-based compensation expense of $67,000, a decrease in accounts payable and accrued liabilities of $117,000, an increase in inventories of $32,000 and a net increase in other operating assets and liabilities of $9,000).

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

Net cash used in investing activities for the three months ended December 31, 2014 was $1,750,000, which primarily reflects the purchases of property and equipment. Details of the $1,752,000 purchases of property and equipment are as follows:

•	$692,000 in costs for the development of Bad Daddy’s locations in Colorado

•	$64,000 in costs related to our existing Good Times locations, for reimaging and miscellaneous capital expenditures

•	$976,000 for the development of Good Times locations, including the purchase of land for a new location opening in April 2015

•	$20,000 for miscellaneous capital expenditures related to our corporate office remodel

Net cash used in investing activities for the three months ended December 31, 2013 was $1,139,000 which reflects $375,000 paid to BDFD for our affiliate investment and $768,000 in purchases of property and equipment. Purchases of property and equipment includes $629,000 in costs for the development of our first Bad Daddy’s Burger Bar location in Cherry Creek, Colorado, $77,000 for the reimaging of existing Good Times Burgers & Frozen Custard restaurants and $62,000 for miscellaneous restaurant related capital expenditures.

Net cash provided by financing activities for the three months ended December 31, 2014 was $3,566,000, which includes principal payments on notes payable, long term debt and capital leases of $17,000, borrowings on notes payable and long-term debt of $401,000, distributions to non-controlling interests of $58,000 and net proceeds from the exercise of warrants and stock options of $3,240,000.

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

Impact of Inflation

The total menu price increases taken during fiscal 2014 were 4.4%, we took an additional 1% menu price increase in October 2014 and a 1.6% increase in January 2015. We experienced unprecedented cost increases in beef and bacon from January to September 2014, with beef and bacon prices increasing approximately 38% and 29%, respectively.  We have experienced some moderation in commodity costs at the end of the first fiscal quarter of 2015. We anticipate continued cost pressure on several core commodities, including beef, and expect our food and packaging costs as a percentage of sales to be higher in fiscal 2015 than in fiscal 2014.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: February 17, 2015
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller