Form 10-Q
period 2015-03-31
GOOD TIMES RESTAURANTS INC
filed 2015-05-15
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission File Number: 0-18590

GOOD TIMES RESTAURANTS, INC.
(Exact Name of Registrant as Specified in Its Charter)
NEVADA	84-1133368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
141 UNION BLVD, SUITE 400, LAKEWOOD, CO 80228
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

As of May 15, 2015, there were 12,245,549 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended March 31, 2015

PART I. - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
ASSETS	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$11,420,000	$9,894,000
Assets held for sale	1,089,000	0
Receivables, net of allowance for doubtful accounts of $0	302,000	150,000
Prepaid expenses and other	70,000	55,000
Inventories	299,000	282,000
Notes receivable	11,000	10,000
Total current assets	13,191,000	10,391,000
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	4,737,000	4,736,000
Leasehold improvements	5,597,000	4,710,000
Fixtures and equipment	9,827,000	8,796,000
Total property, equipment and capital leases	20,161,000	18,242,000
Less accumulated depreciation and amortization	(12,969,000)	(12,488,000)
Total net property, equipment and capital leases	7,192,000	5,754,000
OTHER ASSETS:
Notes receivable	77,000	82,000
Investment in affiliate	516,000	502,000
Goodwill	96,000	96,000
Deposits and other assets	78,000	56,000
Total other assets	767,000	736,000
TOTAL ASSETS	$21,150,000	$16,881,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$197,000	$69,000
Accounts payable	1,301,000	1,085,000
Deferred income	23,000	88,000
Other accrued liabilities	1,593,000	1,308,000
Total current liabilities	3,114,000	2,550,000
LONG-TERM LIABILITIES:
Capital lease obligations due after one year	27,000	42,000
Long-term debt due after one year	1,178,000	177,000
Deferred and other liabilities	989,000	791,000
Total long-term liabilities	2,194,000	1,010,000

STOCKHOLDERS’ EQUITY:
Good Times Restaurants, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and September 30, 2014	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 9,461,739 and 8,256,591 shares issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	10,000	8,000
Capital contributed in excess of par value	36,405,000	33,047,000
Accumulated deficit	(20,858,000)	(20,013,000)
Total Good Times Restaurants, Inc. stockholders' equity	15,557,000	13,042,000
Non-controlling interest in partnerships	285,000	279,000
Total stockholders’ equity	15,842,000	13,321,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,150,000	$16,881,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
NET REVENUES:
Restaurant sales	$8,626,000	$6,006,000	$16,392,000	$11,835,000
Franchise royalties	88,000	84,000	177,000	166,000
Total net revenues	8,714,000	6,090,000	16,569,000	12,001,000

RESTAURANT OPERATING COSTS:
Food and packaging costs	2,874,000	2,036,000	5,623,000	3,975,000
Payroll and other employee benefit costs	3,030,000	2,153,000	5,687,000	4,135,000
Restaurant occupancy and other operating costs	1,455,000	1,089,000	2,793,000	2,116,000
Preopening costs	185,000	221,000	422,000	369,000
Depreciation and amortization	272,000	160,000	493,000	303,000
Total restaurant operating costs	7,816,000	5,659,000	15,018,000	10,898,000

General and administrative costs	770,000	546,000	1,489,000	1,054,000
Advertising costs	278,000	253,000	555,000	487,000
Acquisition costs	197,000	0	197,000	0
Franchise costs	27,000	20,000	53,000	42,000
Gain on restaurant asset sale	(6,000)	(6,000)	(12,000)	(12,000)
Loss From Operations	(368,000)	(382,000)	(731,000)	(468,000)

Other Income (Expenses):
Interest income (expense), net	(4,000)	1,000	$(1,000)	3,000
Affiliate investment income (expense)	12,000	(41,000)	13,000	(113,000)
Other income (loss)	(1,000)	(3,000)	(3,000)	(6,000)
Total other expenses, net	7,000	(43,000)	9,000	(116,000)
NET LOSS	$(361,000)	$(425,000)	$(722,000)	$(584,000)
(Income) loss attributable to non-controlling interests	(74,000)	(55,000)	(123,000)	(119,000)
NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	$(435,000)	$(480,000)	$(845,000)	$(703,000)
Preferred stock dividends	0	(29,000)	0	(59,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(435,000)	$(509,000)	$(845,000)	$(762,000)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(.05)	$(.10)	$(.09)	$(.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	9,452,305	5,153,467	9,134,155	5,038,592

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(722,000)	$(584,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	493,000	303,000
Accretion of deferred rent	43,000	14,000
Stock based compensation expense	153,000	64,000
Affiliate investment loss (income)	(13,000)	113,000
Recognition of deferred gain on sale of restaurant building	(12,000)	(12,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(153,000)	127,000
Inventories	(17,000)	(26,000)
Deposits and other	(40,000)	(15,000)
(Decrease) increase in:
Accounts payable	216,000	2,000
Accrued liabilities and deferred income	387,000	160,000
Net cash provided by operating activities	335,000	146,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	0	(375,000)
Payments for the purchase of property and equipment	(2,977,000)	(1,126,000)
Payments received from franchisees and others	4,000	15,000
Net cash used in investing activities	(2,973,000)	(1,486,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Expenses related to stock sale	(59,000)	(31,000)
Proceeds from warrant exercises, net	3,221,000	979,000
Proceeds from stock option exercises	45,000	0
Principal payments on notes payable and long-term debt	(44,000)	(21,000)
Borrowings on notes payable and long-term debt	1,118,000	0
Preferred dividends paid	0	(60,000)
Net distributions paid to non-controlling interests	(117,000)	(76,000)
Net cash provided by financing activities	4,164,000	791,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,526,000	(549,000)

CASH AND CASH EQUIVALENTS, beginning of period	$9,894,000	$6,143,000

CASH AND CASH EQUIVALENTS, end of period	$11,420,000	$5,594,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$16,000	$4,000
Non-cash Purchase of property and equipment	$40,000	$0
Preferred dividends declared	$0	$59,000

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.            Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2015 and the results of its operations and its cash flows for the three and six month periods ended March 31, 2015. Operating results for the three and six month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The condensed consolidated balance sheet as of September 30, 2014 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K/A for the fiscal year ended September 30, 2014.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc and its wholly-owned subsidiaries, Good Times Drive Thru, Inc. (“Drive Thru”) and BD of Colorado, LLC (“BD of Colo”), as of March 31, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2.            Recent Developments

As previously disclosed in the Company’s current report on Form 8-K filed April 28, 2015 Good Times Restaurants Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase from five sellers all of the membership interests in Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”).  As previously disclosed in the Company’s current report on Form 8-K filed May 7, 2015, the Company closed on the purchase of BDI and BDI will become a wholly-owned subsidiary of the Company.  BDI owns all of the member interests in four limited liability companies, each of which owns and operates a Bad Daddy’s Burger Bar restaurant in North Carolina.  In addition, BDI owns a portion of the member interests in three other limited liability companies, each of which also owns a Bad Daddy’s Burger Bar restaurant in North Carolina.  BDI also owns the intellectual property associated with the Bad Daddy’s Burger Bar concept and owns 52 percent of the member interests in Bad Daddy’s Franchise Development, LLC (“BDFD”), which has granted franchises for the ownership and operation of Bad Daddy’s Burger Bar restaurants in South Carolina and Tennessee. BDI has also granted a license for the operation of a Bad Daddy’s Burger Bar at the Charlotte airport.  As a result of the purchase of BDI, the Company has acquired all of the foregoing interests and assets.

The aggregate price paid by the Company for the purchase of BDI was $21,000,000, comprised of $18,500,000 payable in cash and a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,500,000.  Pursuant to a Pledge Agreement (the “Pledge Agreement”), the promissory note is secured by a pledge of the ownership of the two entities which own two of the acquired restaurants. Upon the reduction of the principal of the promissory note by at least 50% the sellers are to select one of the entities for release from the pledge.

We have incurred non-recurring costs of $197,000 related to the BDI acquisition which are included in the condensed consolidated statements of operations for the three and six months ended March 31, 2015. We anticipate incurring additional non-recurring costs related to the acquisition in the quarter ending June 30, 2015.

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2105. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million.

On May 7, 2015, the Company announced the closing of a public offering of 2,783,810 shares of its common stock, which included the full exercise of the underwriters’ over-allotment option, at $8.15 per share for net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $20.7 million.

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

At March 31, 2015 we classified $1,089,000 of assets as held for sale in the accompanying consolidated balance sheet. The costs are related to a Good Times site in Aurora, Colorado which opened on May 7, 2015. On May 4, 2015 we completed a sale lease-back transaction on the property with net proceeds of $1,521,000.

During fiscal 2014, BD of Colo opened two Bad Daddy’s restaurants in the Denver metropolitan area and a third opened in early January 2015.  We are negotiating additional Bad Daddy’s leases for development in 2015 and 2016.

In November, 2014 Drive Thru opened a new Good Times restaurant in Highlands Ranch, Colorado and on May 7, 2015 opened a new Good Times restaurant in Centennial, Colorado.

During fiscal 2014 and 2015, our liquidity and equity significantly increased from the exercise of approximately 97% of the Series B warrants and approximately 97% of the Series A warrants.  As of March 31, 2015 a total of 2,450,100 Series A Warrants, representing 97% of the outstanding Series A Warrants and 100% of the 154,000 Underwriter Warrants, were exercised by the holders.  Total proceeds from all warrants exercised, net of expenses related to the exercise of the warrants, were $9,783,000, including $3,221,000 during the six month period ending March 31, 2015. In connection with the exercise of all warrants we issued a total of 3,791,749 shares of our common stock.

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

As reported on form 8-K, on July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.   As of March 31, 2015, Drive Thru had borrowed approximately $1,314,000 under the Loan Agreement, of which $1,118,000 was borrowed during the six month period ended March 31, 2015.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

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

Our net loss for the six month periods ended March 31, 2015 and March 31, 2014 includes $153,000 and $64,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during fiscal 2014 and 2015. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the six months ended March 31, 2015, the Company granted a total of 80,871 non-statutory stock options and a total of 103,955 incentive stock options all with an exercise price of $7.79 and per-share weighted average fair value of $5.85.

During the six months ended March 31, 2014 the Company granted 89,500 incentive stock options from available shares under its 2008 Plan, as amended, with an exercise price of $2.48 and a per-share weighted average fair value of $2.12.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2015 Incentive Stock Options	Fiscal 2015 Non-Statutory Stock Options	Fiscal 2014 Incentive Stock Options
Expected term (years)	6.5	6.5	6.5
Expected volatility	87.40%	87.40%	112.11%
Risk-free interest rate	1.85%	1.85%	1.94%
Expected dividends	0	0	0

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

The following table summarizes stock option activity for the six month period ended March 31, 2015 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-beg of year	396,910	$3.87
Options granted	184,826	$7.79
Options exercised	(22,550)	$2.01
Forfeited	0
Expired	(11,853)	$9.33
Outstanding Mar 31, 2015	547,333	$5.15	7.8
Exercisable Mar 31, 2015	162,586	$5.56	5.0

As of March 31, 2015, the aggregate intrinsic value of the outstanding and exercisable options was $1,584,000 and $623,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of March 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options was $1,224,000 and is expected to be recognized over a weighted average period of approximately 2.95 years.

There were 22,548 stock options exercised during the six months ended March 31, 2015 with proceeds of $45,000.

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

A summary of the status of non-vested restricted stock as of March 31, 2015 is presented below.

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares at beg of year	123,840	$3.23
Granted	0
Vested	0
Non-vested shares at Mar 31, 2015	123,840	$3.23

As of March 31, 2015, there was $304,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.31 years.

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

As of March 31, 2015 we had received proceeds, net of expenses related to the exercise of the warrants, of $9,783,000, including $3,221,000 during the six month period ending March 31, 2015. A summary of warrant activity for the six months ended March 31, 2015 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2014	1,262,500	$2.75
Expired	(79,900)	$2.75
Exercised	(1,182,600)	$2.75
Outstanding at March 31, 2015	0

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

Note 6.            Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options for 547,333 and 407,237 shares of common stock, and warrants for 0 and 3,553,600 shares of common stock, were not included in computing diluted EPS for the three months ended March 31, 2015 and 2014, respectively, because their effects were anti-dilutive.

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

Note 8.            Related Party Transactions

In April, 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC (Heathcote) pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. On November 5, 2014, the Company and Heathcote further modified this agreement to provide for investor relations activities and corporate finance projects as determined by the CEO of the company. The modifications were approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote were $15,000 and $52,500 for the six month periods ended March 31, 2015 and 2014, respectively.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company will provide general management services as well as accounting and administrative services. Income received from the agreement by the Company is fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $12,000 in each of the six month periods ended March 31, 2015 and 2014. In addition to the management services the Company performed scope of work services and total amounts received from BDFD for these services were $0 and $30,000 for the six month periods ended March 31, 2015 and 2014, respectively.

Note 9.            Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets. We review our long-lived assets for impairment, including land, property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets and the expected cash flows are based on recent historical cash flows at the restaurant level (the lowest level that cash flows can be determined).

Given the results of our impairment analysis at March 31, 2015 there are no restaurants which are impaired.

Goodwill. The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of March 31, 2015, the Company had $96,000 of goodwill related to the purchase of a franchise operation on December 31, 2012. There was no impairment required to the acquired goodwill as of March 31, 2015.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2011 through 2014. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 31, 2015.

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

The Company accounts for this investment using the equity method. For the six month periods ending March 31, 2015 and 2014 the Company recorded net income of $13,000 and a net loss of ($113,000), respectively, for its share of BDFD’s operating results.  The carrying value at March 31, 2015 was $516,000, which is represented as Investment in Affiliate in the accompanying condensed consolidated balance sheets.

Note 13.          Subsequent Events

As previously disclosed in the Company’s current report on Form 8-K filed April 28, 2015 Good Times Restaurants Inc. (the “Company”) entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase from five sellers all of the membership interests in Bad Daddy’s International, LLC, a North Carolina limited liability company (“BDI”).  As previously disclosed in the Company’s current report on Form 8-K filed May 7, 2015, the Company closed on the purchase of BDI and BDI will become a wholly-owned subsidiary of the Company.  BDI owns all of the member interests in four limited liability companies, each of which owns and operates a Bad Daddy’s Burger Bar restaurant in North Carolina.  In addition, BDI owns a portion of the member interests in three other limited liability companies, each of which also owns a Bad Daddy’s Burger Bar restaurant in North Carolina.  BDI also owns the intellectual property associated with the Bad Daddy’s Burger Bar concept and owns 52 percent of the member interests in Bad Daddy’s Franchise Development, LLC (“BDFD”), which has granted franchises for the ownership and operation of Bad Daddy’s Burger Bar restaurants in South Carolina and Tennessee. BDI has also granted a license for the operation of a Bad Daddy’s Burger Bar at the Charlotte airport.  As a result of the purchase of BDI, the Company has acquired all of the foregoing interests and assets.

The aggregate price paid by the Company for the purchase of BDI was $21,000,000, comprised of $18,500,000 payable in cash and a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,500,000.  Pursuant to a Pledge Agreement (the “Pledge Agreement”), the promissory note is secured by a pledge of the ownership of the two entities which own two of the acquired restaurants. Upon the reduction of the principal of the promissory note by at least 50% the sellers are to select one of the entities for release from the pledge.

We acquired all of the interests owned by Bad Daddy’s International LLC (“BDI”).  BDI has ownership interests in seven BDBB restaurants; it owns a 100% interest in four BDBB restaurants in Charlotte, NC, a 53% and 51% interest in two BDBB restaurants in Raleigh, NC and a 24% interest in one BDBB restaurant in Winston Salem, NC. BDI also owns the intellectual property associated with the Bad Daddy’s Burger Bar concept, owns 52% of BDFD, which controls the franchising rights for the Bad Baddy’s concept, and receives 100% of the royalty income from the BDBB that is operated under a license agreement with HMS Host in the Charlotte-Douglas Airport. There are currently five other licensed and franchised BDBBs, three of which we operate in Colorado and two of which are operated by third party franchisees in Greenville, South Carolina and Knoxville, Tennessee.

The following table summarizes our interests in all Bad Daddy’s locations before and after the acquisition. We have acquired all of BDI’s ownership interests.

Bad Daddy’s System-Wide Current Restaurants:
			Good Times Ownership		Royalty Rate to BDFD
Location	Date Opened	Type	Pre-Acq.	Post Acq.	Pre Acq.	Post Acq.
Huntersville, NC (Birkdale)	2012	Company	0%	100%	1%	0% (a)
Charlotte, NC	2007	Company	0%	100%	1%	0% (a)
Ballantyne, NC	2009	Company	0%	100%	1%	0% (a)
Raleigh, NC	2012	Joint-Venture	0%	51%	1%	1%
Winston-Salem, NC	2014	Joint-Venture	0%	24%	1%	1%
Cary, NC	2013	Joint-Venture	0%	53%	1%	1%
Mooresville, NC	2015	Company	0%	100%	1%	0% (a)
Denver, CO (Northglenn)	2014	Company	100%	100%	3%	0% (a)
Denver, CO (Cherry Creek)	2014	Company	100%	100%	3%	0% (a)
Denver, CO (Southlands)	2015	Company	100%	100%	3%	0% (a)
Knoxville, TN	2015	Franchise	0%	0%	3%	3% (b)
Greensville, SC	2013	Franchise	0%	0%	3%	3%
Charlotte Airport	2011	License	0%	0%	0%	4.25% (c)
(a)	100% Company-owned stores will no longer pay a royalty following the complete acquisition of BDFD
(b)	Knoxville royalty escalates from 3% in 2015 to 4% in 2016 and 5% in 2017.
(c)	Charlotte airport pays a royalty fee of 4.25% of gross revenue directly to BDI, not through BDFD. Post-Acquisition this royalty fee will be paid to Good Times.

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2105. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million.

On May 7, 2015, the Company announced the closing of a public offering of 2,783,810 shares of its common stock, which included the full exercise of the underwriters’ over-allotment option, at $8.15 per share for net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $20.7 million.

At March 31, 2015 we classified $1,089,000 of assets as held for sale in the accompanying consolidated balance sheet. The costs are related to a Good Times site in Aurora, Colorado which opened on May 7, 2015. On May 4, 2015 we completed a sale lease-back transaction on the property with net proceeds of $1,521,000.

Note 14.          Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  This new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

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

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenues
Good Times	$6,705,000	$5,882,000	$13,309,000	$11,793,000
Bad Daddy’s	2,009,000	208,000	3,260,000	208,000
	$8,714,000	$6,090,000	$16,569,000	$12,001,000
Income (loss) from operations
Good Times	$(29,000)	$(1,000)	$(125,000)	$109,000
Bad Daddy’s	(142,000)	(381,000)	(409,000)	(577,000)
General corporate (1)	(197,000)	0	(197,000)	0
	$(368,000)	$(382,000)	$(731,000)	$(468,000)
Capital Expenditures
Good Times	$882,000	$137,000	$1,922,000	$265,000
Bad Daddy’s	342,000	221,000	1,034,000	861,000
General corporate	2,000	0	22,000	0
	$1,226,000	$358,000	$2,978,000	$1,126,000

	March 31, 2015	September 30, 2014
Property & Equipment, net
Good Times	$4,021,000	$3,499,000
Bad Daddy’s	3,072,000	2,188,000
General corporate	99,000	67,000
	$7,192,000	$5,754,000

(1)	Portions of general corporate costs have been allocated to segments.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Good Times Restaurant Locations. We currently operate or franchise a total of thirty-eight Good Times restaurants, of which thirty-six are in the Denver, Colorado greater metropolitan area. Two of these restaurants are “dual brand”, operated pursuant to a Dual Brand Test Agreement with Taco John’s International in Wyoming.

	Total	Denver, CO Greater Metro	Wyoming
Company-owned & Co-developed	27	27
Franchised	9	9
Dual brand franchised	2		2
	38	36	2

	As of March 31,
	2015	2014
Company-owned restaurants	19	18
Co-developed	7	7
Franchise operated restaurants	11	11
Total restaurants:	37	36

Fiscal 2014: In December 2013 a Good Times franchisee closed a low volume restaurant in Lakewood, Colorado. In May 2014 a franchisee terminated its Good Times franchise agreement in the test dual brand concept and stopped selling Good Times products at its North Dakota location.

Fiscal 2015: In November 2014 we opened a new company-owned Good Times restaurant in Highlands Ranch, Colorado and we opened a new Good Times company-owned restaurant in Aurora, Colorado on May 7, 2015.

Bad Daddy’s Restaurant Locations. As of March 31, we owned and operated three Bad Daddy’s Burger Bar restaurants in the Denver, Colorado greater metropolitan area, one of which opened in February 2014, the second in late July 2014 and the third opened in early January 2015.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and six month periods ending March 31, 2015 and 2014.

Results of Operations

Overview.

Good Times restaurants:

Same store sales at our Good Times restaurants increased 14.6% for fiscal 2014, and have increased 8.1% in the first six months of fiscal 2015. These results reflect the continuation of the positive momentum we have experienced since fiscal 2011.

Our outlook for fiscal 2015 for Good Times is cautiously optimistic based on the last three years of positive sales trends, however our sales trends are influenced by many factors. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.  We opened two new Good Times restaurants, one in November 2014 and one in early May 2015.

Bad Daddy’s restaurants:

As of March 31, 2015 we operated three Bad Daddy’s restaurants in the Denver, Colorado greater metropolitan area. We have several more locations in various stages of negotiation for development in fiscal 2015 and 2016.  Our first location in Colorado continues to be negatively impacted by significant construction in the immediate trade area and is the lowest average weekly sales restaurant in the Bad Daddy’s system, however its sales increased 30% in our second fiscal quarter over the same prior year period.  We anticipate that sales will continue to be negatively impacted by construction disruption until early summer of 2015.  Our second location in Colorado opened on July 28, 2014 and continues to be the highest average weekly sales restaurant in the Bad Daddy’s system as of the date of this filing. Our third location in Colorado opened in early January 2015 and during the months of March and April averaged the third highest weekly sales in the Bad Daddy’s system.

Net Revenues. Net revenues for the three months ended March 31, 2015 increased $2,624,000 or 43.1% to $8,714,000 from $6,090,000 for the three months ended March 31, 2014.  $823,000 of the increased came from the Good Times concept and $1,801,000 came from the Bad Daddy’s concept.

Good Times same store restaurant sales increased 8.3% during the three months ended March 31, 2015 for the restaurants that were open for the full three month periods ending March 31, 2015 and March 31, 2014. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales increased $341,000 due to one new company-owned restaurant that opened in November 2014

Good Times franchise revenues for the three months ended March 31, 2015 increased $4,000 to $88,000 from $84,000 for the three months ended March 31, 2014 due to an increase in franchise royalties. Same store Good Times franchise restaurant sales increased 7.1% during the three months ended March 31, 2015 for the franchise restaurants that were open for the full periods ending March 31, 2015 and March 31, 2014. Dual branded franchise restaurant sales decreased 15.1% during the three months ended March 31, 2015, compared to the same prior year period, primarily due to the closure of one dual branded restaurant in April 2014.

Bad Daddy’s restaurant sales for the three months ended March 31, 2015 increased $1,801,000 to $2,009,000 from $208,000 for the three month period ended March 31, 2014. The three month period ended March 31, 2014 included sales for only one restaurant that opened in early February 2014, while the three month period ended March 31, 2015 includes sales for three restaurants.

Net revenues for the six months ended March 31, 2015 increased $4,568,000 or 38.1% to $16,569,000 from $12,001,000 for the six months ended March 31, 2014, of which $1,516,000 came from the Good Times concept and $3,052,000 came from the Bad Daddy’s concept.

Good Times same store restaurant sales increased 8.1% during the six months ended March 31, 2015 for the restaurants that were open for the full six month periods ending March 31, 2015 and March 31, 2014. Restaurants are included in same store sales after they have been open a full fifteen months. Restaurant sales increased $562,000 due to one new company-owned restaurant that opened in November 2014

Good Times franchise revenues for the six months ended March 31, 2015 increased $11,000 to $177,000 from $166,000 for the six months ended March 31, 2014 due to an increase in franchise royalties. Same store Good Times franchise restaurant sales increased 6.1% during the six months ended March 31, 2015 for the franchise restaurants that were open for the full periods ending March 31, 2015 and March 31, 2014. Dual branded franchise restaurant sales decreased 11.8% during the six months ended March 31, 2015, compared to the same prior year period, primarily due to the closure of one dual branded restaurant in April 2014.

Bad Daddy’s restaurant sales for the six months ended March 31, 2015 increased $3,052,000 to $3,260,000 from $208,000 for the six month period ended March 31, 2014. The six month period ended March 31, 2014 included sales for only one restaurant that opened in early February 2014, while the six month period ended March 31, 2015 includes sales for three restaurants, one of which opened in early January 2015.

Restaurant Operating Costs

Good Times restaurants: (The following discussion involves the results of our Good Times restaurants)

Good Times restaurant operating costs as a percent of restaurant sales were 87.6% during the three months ended March 31, 2015 compared to 88.5% in the same prior year period and were 88.2% during the six months ended March 31, 2015 compared to 87.9% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three months ended March 31, 2015	Six months ended March 31, 2015
Restaurant-level costs for the period ended March 31, 2014	88.5%	87.9%
Increase in food and packaging costs	0.1%	1.4%
Decrease in payroll and other employee benefit costs	(1.0%)	(1.2%)
Decrease in occupancy and other operating costs	(0.8%)	(0.6%)
Increase in depreciation and amortization	0.3%	0.0%
Restaurant-level costs, before preopen costs, for the period ended March 31, 2015	87.1%	87.5%
Increase in preopening costs	.5%	.7%
Restaurant-level costs for the period ended March 31, 2015	87.6%	88.2%

Food and Packaging Costs. For the three months ended March 31, 2015 food and packaging costs increased $285,000 to $2,240,000 (33.8% of restaurant sales) from $1,955,000 (33.7% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2015 food and packaging costs increased $686,000 to $4,580,000 (34.9% of restaurant sales) from $3,894,000 (33.5% of restaurant sales) compared to the same prior year period.

In fiscal 2014 our total weighted food and packaging costs related to our Good Times concept increased approximately 13% compared to fiscal 2013.  The total menu price increases taken during fiscal 2014 were 4.4% and we took an additional 1% menu price increase in October 2014.  Subsequent to March 31, 2015 we took an additional 1.6% menu price increase.  We experienced unprecedented cost increases in beef and bacon from January to September 2014, with beef and bacon prices increasing approximately 38% and 29%, respectively.  We have experienced some moderation in commodity costs during our second fiscal quarter of 2015 and when combined with our menu price increase, we expect Good Times’ food and packaging costs to continue to decline as a percentage of sales during our third fiscal quarter from the first six months of the fiscal year. However, if we experience cost pressure on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could continue to be higher in fiscal 2015 than in fiscal 2014.

Payroll and Other Employee Benefit Costs. For the three months ended March 31, 2015 our payroll and other employee benefit costs increased $218,000 to $2,220,000 (33.6% of restaurant sales) from $2,002,000 (34.5% of restaurant sales) compared to the same prior year period. Of the $218,000 increase in payroll and other employee benefit costs $120,000 is attributable to the new company-owned restaurant opened in November 2014, the remaining increase of $98,000 is primarily the result of increased same store sales compared to the same prior year period.

For the six months ended March 31, 2015 our payroll and other employee benefit costs increased $351,000 to $4,335,000 (33% of restaurant sales) from $3,984,000 (34.3% of restaurant sales) compared to the same prior year period. Of the $351,000 increase in payroll and other employee benefit costs $174,000 is attributable to the new company-owned restaurant opened in November 2014, the remaining increase of $177,000 is primarily the result of increased same store sales compared to the same prior year period.

Due to the semi-variable nature of payroll and other employee benefit costs these costs will decrease as a percentage of restaurant sales as restaurant sales increase.

We were required to implement an increase in our minimum hourly wage rate of approximately $.20 per hour in January 2015 which contributed to our increased payroll and other employee benefit costs for the three and six month periods ending March 31, 2015, compared to the same prior year period. The State of Colorado mandates an increase each January based on the annual increase to the consumer price index.

Occupancy and Other Operating Costs. For the three months ended March 31, 2015 our occupancy and other operating costs increased $92,000 to $1,118,000 (16.9% of restaurant sales) from $1,026,000 (17.7% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2015 our occupancy and other operating costs increased $177,000 to $2,228,000 (17% of restaurant sales) from $2,051,000 (17.6% of restaurant sales) compared to the same prior year period.

The increase in the three and six month periods ending March 31, 2015 is partially attributable to the opening of one new company-owned restaurant in November 2014. We also experienced increases in rent, restaurant repairs and bank credit card fees compared to the same prior year periods. Due to the fixed nature of occupancy costs they will decrease as a percentage of restaurant sales as restaurant sales increase.

Preopening Costs. For the three and six month periods ended March 31, 2015 new store preopening costs were $34,000 and $98,000, respectively, compared to $0 in both prior year periods. All of the preopening costs are related to the two new company-owned Good Times restaurants that opened in November 2014 and May 2015.

Depreciation and Amortization. For the three months ended March 31, 2015, our depreciation and amortization increased $39,000 to $185,000 (2.8% of restaurant sales) from $146,000 (2.5% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2015, our depreciation and amortization increased $54,000 to $343,000 (2.6% of restaurant sales) from $289,000 (2.5% of restaurant sales) compared to the same prior year period.

The increase for both the three and six month periods is primarily attributable to the new company-owned restaurant that opened in November 2014.

Bad Daddy’s restaurants (The following discussion involves the results of our Bad Daddy’s restaurants):

Food and Packaging Costs. For the three months ended March 31, 2015 food and packaging costs increased $553,000 to $634,000 (31.6% of restaurant sales) from $81,000 (38.9% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2015 food and packaging costs increased $962,000 to $1,043,000 (32% of restaurant sales) from $81,000 (38.9% of restaurant sales) compared to the same prior year period

The increase in the three and six month periods ending March 31, 2015 is attributable to the new restaurants that opened in July 2014 and January 2015. Food and packaging costs decreased as a percentage of restaurant sales from the prior year periods due to the abnormally high costs of our first Bad Daddy’s restaurant in its first few months of operation. We anticipate our food costs as a percentage of restaurant sales will remain consistent with the first two fiscal quarters for the balance of fiscal 2015. However, if we experience cost increases in on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could increase.

Payroll and Other Employee Benefit Costs. For the three months ended March 31, 2015 payroll and other employee benefit costs increased $659,000 to $810,000 (40.3% of restaurant sales) from $151,000 (72.6% of restaurant sales) in the same prior year period.

For the six months ended March 31, 2015 payroll and other employee benefit costs increased $1,201,000 to $1,352,000 (41.5% of restaurant sales) from $151,000 (72.6% of restaurant sales) in the same prior year period.

Payroll and other employee benefit costs were abnormally high in the prior year periods due to the lower opening sales volume in our first location and the inclusion of costs related to training and regional management. We anticipate that these costs as a percentage of restaurant sales will decline as sales increase and additional locations are opened in fiscal 2015.

Occupancy and Other Operating Costs. For the three month period ended March 31, 2015 our occupancy and other operating costs increased $274,000 to $337,000 (16.8% of restaurant sales) from $63,000 (30.3% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2015 our occupancy and other operating costs increased $500,000 to $565,000 (17.4% of restaurant sales) from $65,000 (31.2% of restaurant sales) compared to the same prior year period.

The increase in the three and six month periods ending March 31, 2015 is attributable to the opening of two new restaurants in July 2014 and January 2015.

Preopening Costs. For the three month period ended March 31, 2015 our new store preopening costs decreased $70,000 to $151,000 from $221,000 compared to the same prior year period.

For the six month period ended March 31, 2015 our new store preopening costs decreased $45,000 to $324,000 from $369,000 compared to the same prior year period.

All of the preopening costs are related to the initial Bad Daddy’s restaurants being developed by BD of Colo. Preopening costs for the first Bad Daddy’s that opened in January 2014 were abnormally high as the restaurant was the first location in a new market.

Depreciation and Amortization. For the three months ended March 31, 2015, our depreciation and amortization increased $73,000 to $87,000 (4.3% of restaurant sales) from $14,000 (6.7% of restaurant sales) compared to the same prior year period.

For the six months ended March 31, 2015, our depreciation and amortization increased $136,000 to $150,000 (4.6% of restaurant sales) from $14,000 (6.7% of restaurant sales) compared to the same prior year period.

The increase in the three and six month periods ending March 31, 2015 is attributable to the opening of two new restaurants in July 2014 and January 2015.

(The following discussion pertains to costs for both our Good Times and Bad Daddy’s concepts)

General and Administrative Costs. For the three months ended March 31, 2015, general and administrative costs increased $224,000 to $770,000 (8.8% of total revenues) from $546,000 (9% of total revenues) for the same prior year period.

For the six months ended March 31, 2015, general and administrative costs increased $435,000 to $1,489,000 (9% of total revenues) from $1,054,000 (8.8% of total revenues) for the same prior year period.

The increase for the three and six month periods ended March 31, 2015 was mainly attributable to increases in payroll and employee benefit costs and an increase in stock based compensation expense as well as increases in professional services, financial relations costs and various other costs.

Advertising Costs. For the three months ended March 31, 2015 advertising costs increased $25,000 to $278,000 (3.2% of restaurant sales) from $253,000 (4.2% of restaurant sales) for the same prior year period.

For the six months ended March 31, 2015 advertising costs increased $68,000 to $555,000 (3.4% of restaurant sales) from $487,000 (4.1% of restaurant sales) for the same prior year period.

Advertising costs for our Good Times concept consists primarily of contributions made to the advertising materials fund and regional advertising cooperative based on a percentage of restaurant sales. The percentage contribution for the three and six month periods ended March 31, 2015 remained the same as the prior year periods.

Advertising costs of $12,000 and $26,000 for the three and six month periods ended March 31, 2015, respectively, are attributable to our Bad Daddy’s concept and consisted primarily of menu development, printing costs and social media advertising.

Acquisition Costs. For the three and six month periods ended March 31, 2015 acquisition costs were $197,000, compared to $0 in the same prior year periods. All acquisition costs are related to the acquisition of BDI, as discussed in Note 2. above, and include legal, accounting and other professional services related to the transaction.

Franchise Costs. For the three months ended March 31, 2015, franchise costs increased $7,000 to $27,000 (.3% of Good Times total revenues) from $20,000 (.3% of Good Times total revenues) for the same prior year period.

For the six months ended March 31, 2015, franchise costs increased $11,000 to $53,000 (.3% of Good Times total revenues) from $42,000 (.3% of Good Times total revenues) for the same prior year period.

Franchise costs are all related to our Good Times concept.

Gain on Sale of Assets. For the three and six month periods ended March 31, 2015 our gain on the sale of restaurant assets were $6,000 and $12,000, respectively, compared to $6,000 and $12,000 in the same prior year periods.

Loss from Operations. We had a consolidated loss from operations of ($368,000) in the three months ended March 31, 2015 compared to a consolidated loss from operations of ($382,000) for the same prior year period.

We had a consolidated loss from operations of ($731,000) in the six months ended March 31, 2015 compared to a consolidated loss from operations of ($468,000) for the same prior year period.

Of the ($368,000) and ($731,000) losses from operations for the three and six month periods ending March 31, 2015,  respectively, ($197,000) was attributable to general corporate matters and not allocated to the Good Times or Bad Daddy’s concepts.

Our Good Times concept had a loss from operations of ($29,000) in the three month period ended March 31, 2015 compared to a loss from operations of ($1,000) in the same prior year period.

Our Good Times concept had a loss from operations of ($125,000) in the six month period ended March 31, 2015 compared to income from operations of $109,000 in the same prior year period primarily due to increased general and administrative expenses.

Our Bad Daddy’s concept had a loss from operations of ($142,000) in the three month period ended March 31, 2015 compared to a loss from operations of ($381,000) in the same prior year period.

Our Bad Daddy’s concept had a loss from operations of ($409,000) in the six month period ended March 31, 2015 compared to a loss from operations of ($577,000) in the same prior year period.

The change in the loss from operations for the three and six month periods is due primarily to the matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Acquisition”, “Preopening costs” and “Franchise Costs” sections of Item 2 above.

Affiliate Investment Income (Loss). The net loss or income from affiliate investment activities consists of the Company’s share of net income or loss of its affiliates as they occur. The Company’s net investment income for the three and six month periods ended March 31, 2015 were $12,000 and $13,000, respectively, compared to losses of ($41,000) and ($113,000) in the same prior year periods.  The income and loss from investment activities is related to our 48% ownership in the Bad Daddy’s Franchise Development, LLC. The prior year loss was primarily a result of initial costs of developing the Bad Daddy’s franchise program.

Net Loss. The net loss was ($361,000) for the three months ended March 31, 2015 compared to a net loss of ($425,000) for the same prior year period.

The net loss was ($722,000) for the six months ended March 31, 2015 compared to a net loss of ($584,000) for the same prior year period.

The change from the three and six month periods ended March 31, 2015 to March 31, 2014 was primarily attributable to the change in our loss from operations for the three and six month periods ended March 31, 2015, offset by a decrease in our affiliate investment loss.

Liquidity and Capital Resources

Cash and Working Capital: As of March 31, 2015, we had a working capital excess of $10,077,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that decreases in our working capital may occur in the future if and when new Good Times or Bad Daddy’s restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2015 and beyond.

Financing:

Public Offering: On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2105. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million.

On May 7, 2015, the Company announced the closing of a public offering of 2,783,810 shares of its common stock, which included the full exercise of the underwriters’ over-allotment option, at $8.15 per share for net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $20.7 million.

On August 21, 2013 we completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering with the same terms as the A and B warrants sold in the offering. Also in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expire on August 16, 2016. As of March 31, 2015 we had received $9,785,000 in net proceeds from the exercise of warrants, there were no longer any warrants outstanding at March 31, 2015.

We intend to use the remaining net proceeds from the offerings after the acquisition of BDI for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants, for the development of new Bad Daddy’s Burger Bar restaurants, as working capital reserves and for future investment at the discretion of our Board of Directors.  Subsequent to the May 7, 2015 public offering and acquisition of BDI, we estimate we will have approximately $13.5 million in cash.

Capital Expenditures. Planned capital expenditures for the balance of fiscal 2015 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Good Times and Bad Daddy’s restaurants and reimage and remodel costs for Good Times restaurants.

Cash Flows. Net cash provided by operating activities was $335,000 for the six months ended March 31, 2015. The net cash provided by operating activities for the six months ended March 31, 2015 was the result of a net loss of $722,000 as well as cash and non-cash reconciling items totaling $1,057,000 (comprised of depreciation and amortization of $493,000, stock-based compensation expense of $153,000, an increase in accounts payable and accrued liabilities of $603,000, an increase in receivables of $153,000 and a net increase in other operating assets and liabilities of $39,000).

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

Net cash used in investing activities for the six months ended March 31, 2015 was $2,973,000, which primarily reflects the purchases of property and equipment. Purchases of property and equipment were $2,977,000, details are as follows:

•	$972,000 in costs for the development of Bad Daddy’s locations in Colorado

•	$61,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$95,000 in costs related to our existing Good Times locations, for reimaging and remodeling

•	$1,652,000 for the development of two Good Times locations, including the purchase of land for a new location that opened on May 5, 2015

•	$175,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$22,000 for miscellaneous capital expenditures related to our corporate office

Net cash used in investing activities for the six months ended March 31, 2014 was $1,486,000 which reflects $375,000 paid to BDFD for our affiliate investment, payments received on loans to franchisees of $15,000 and $1,126,000 in purchases of property and equipment. Details of the $1,126,000 purchases of property and equipment are as follows:

•	$861,000 in costs for the development of Bad Daddy’s locations in Colorado

•	$159,000 in costs related to our existing Good Times locations for reimaging

•	$106,000 for miscellaneous capital expenditures related to our Good Times restaurants

Net cash provided by financing activities for the six months ended March 31, 2015 was $4,164,000, which includes principal payments on notes payable, long term debt and capital leases of $44,000, borrowings on notes payable and long-term debt of $1,118,000, distributions to non-controlling interests of $117,000 and net proceeds from the exercise of warrants and stock options of $3,207,000.

Net cash provided by financing activities for the six months ended March 31, 2014 was $791,000, which includes principal payments on notes payable, long term debt and capital leases of $21,000, distributions to non-controlling interests of $76,000, preferred dividends of $60,000, stock sale costs of $31,000 and proceeds from the exercise of warrants of $979,000.

Contingencies. We remain contingently liable on various leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sublessor of the lease.  Currently we have not been notified nor are we aware of any leases in default under which we are contingently liable, however there can be no assurance that there will not be in the future, which could have a material effect on our future operating results.

Impact of Inflation

The total menu price increases taken at our Good Times Concept during fiscal 2014 were 4.4%, we took an additional 1% menu price increase in October 2014.  Subsequent to March 31, 2015 we took an additional 1.6% menu price increase.  We experienced unprecedented cost increases in beef and bacon from January to September 2014, with beef and bacon prices increasing approximately 38% and 29%, respectively.  We have experienced some moderation in commodity costs during our second fiscal quarter of 2015 and when combined with our menu price increase, we expect Good Times’ food and packaging costs to continue to decline as a percentage of sales during our third fiscal quarter compared to the first six months of the fiscal year. However, if we experience cost pressure on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could continue to be higher in fiscal 2015 than in fiscal 2014.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings which are incidental to its business.  These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A.	RISK FACTORS

We may be unable to integrate the BDI business successfully and realize the anticipated benefits of the acquisition.

On May 7, 2015 we completed our acquisition of BDI.  The acquisition of BDI involves the combination of two companies that, up until the time of our acquisition of BDI, operated as independent companies. We will be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our business with that of BDI in a manner that permits us to achieve the synergies and other benefits anticipated to result from the acquisition;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of BDI in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses associated with the acquisition, including cash costs to integrate the two businesses that may exceed the cash costs that we currently anticipate;

•	challenges coordinating geographically separate organizations; and

•	our potential inability to assume ownership of liquor licenses for the North Carolina stores.

Accordingly, the contemplated benefits of the BDI acquisition may not be realized fully, or at all, or may take longer to realize than expected.

BDI has historically operated in a different geographic region from us and with which we have little familiarity.

Bad Daddy’s Burger Bar restaurants have historically been concentrated in and around the mid-Atlantic region of the United States, whereas, through the date that we acquired BDI, all of our Company-operated restaurants were located in Colorado. The mid-Atlantic region is a new market for us, and our unfamiliarity with the laws, regulatory environment, and employment conditions of a different geographic region may result in our having to devote significant expense as well as time and focus from our management team to effectively operate restaurants there.

We do not have a proven track record of operating in the “small box” better burger casual dining segment.

We have historically operated in the quick service restaurant segment, while Bad Daddy’s Burger Bars operate in the “small box” better burger casual dining segment. We have operated a limited number of Bad Daddy’s Burger Bar restaurants since February 2014 and thus do not have a proven track record of operating in the “small box” better burger casual dining. Realizing the contemplated benefits from expanding into a new segment of casual dining may take significant time and resources and may depend upon our ability to successfully develop familiarity in the “small box” better burger casual dining segment.

In addition to the other information set forth in this report and the risk factors set forth above, you should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K/A for the year ended September 30, 2014, which could materially affect our business, financial condition or future results. The risks described above and in our Annual Report on Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

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
DATE: May 15, 2015
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/ Susan M. Knutson
Susan M. Knutson Controller