Form 10-Q
period 2015-06-30
GOOD TIMES RESTAURANTS INC
filed 2015-08-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes ☐	No ☒

As of August 14, 2015, there were 12,245,549 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended June 30, 2015

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) – June 30, 2015 and September 30, 2014	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended June 30, 2015 and 2014	4

	Condensed Consolidated Statements of Cash Flow (unaudited) for the nine months ended June 30, 2015 and 2014	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6 – 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 – 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21 – 22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	(Removed and reserved)	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	SIGNATURES	23

	CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share and per share data)

	June 30,	September 30,
ASSETS	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$15,187	$9,894
Receivables, net of allowance for doubtful accounts of $0	246	150
Prepaid expenses and other	187	55
Inventories	453	282
Notes receivable	57	10
Total current assets	16,130	10,391
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	4,970	4,736
Leasehold improvements	8,307	4,710
Fixtures and equipment	11,511	8,796
Total property, equipment and capital leases	24,788	18,242
Less accumulated depreciation and amortization	(13,341)	(12,488)
Total net property, equipment and capital leases	11,447	5,754
OTHER ASSETS:
Notes receivable	74	82
Investment in affiliate	0	502
Trademarks	3,900	0
Other intangibles, net	127	0
Goodwill	15,070	96
Deposits and other assets	128	56
Total other assets	19,299	736
TOTAL ASSETS	$46,876	$16,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$2,624	$69
Accounts payable	1,500	1,085
Deferred income	25	88
Other accrued liabilities	1,882	1,308
Total current liabilities	6,031	2,550
LONG-TERM LIABILITIES:
Capital lease obligations due after one year	18	42
Long-term debt due after one year	1,135	177
Deferred and other liabilities	1,494	791
Total long-term liabilities	2,647	1,010

STOCKHOLDERS’ EQUITY:
Good Times Restaurants, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and September 30, 2014	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,245,549 and 8,256,591 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	12	8
Capital contributed in excess of par value	57,277	33,047
Accumulated deficit	(20,752)	(20,013)
Total Good Times Restaurants, Inc. stockholders' equity	36,537	13,042
Non-controlling interest in partnerships	1,661	279
Total stockholders’ equity	38,198	13,321
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,876	$16,881

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three Months Ended		Nine months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET REVENUES:
Restaurant sales	$12,772	$7,391	$29,165	$19,226
Franchise fees and royalties	165	109	342	275
Total net revenues	12,937	7,500	29,507	19,501

RESTAURANT OPERATING COSTS:
Food and packaging costs	4,137	2,497	9,760	6,472
Payroll and other employee benefit costs	4,107	2,319	9,553	6,283
Restaurant occupancy and other operating costs	2,003	1,166	4,797	3,282
Preopening costs	156	80	578	449
Depreciation and amortization	351	167	813	448
Total restaurant operating costs	10,754	6,229	25,501	16,934

General and administrative costs	1,114	647	2,876	1,894
Advertising costs	343	292	898	779
Acquisition costs	365	0	562	0
Franchise costs	32	22	85	64
Gain on restaurant asset sale	(7)	(6)	(19)	(18)
Income (loss) From Operations	336	316	(396)	(152)

Other Income (Expenses):
Interest income (expense), net	(21)	2	$(22)	5
Affiliate investment expense	(18)	(44)	(5)	(157)
Other income (loss)	(2)	(2)	(5)	(8)
Total other expenses, net	(41)	(44)	(32)	(160)
NET INCOME (LOSS)	$295	$272	$(428)	$(312)
Income attributable to non-controlling interests	(188)	(110)	(311)	(229)
NET INCOME (LOSS) ATTRIBUTABLE TO GOOD TIMES RESTAURANTS, INC	$107	$162	$(739)	$(541)
Preferred stock dividends	0	0	0	(59)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$107	$162	$(739)	$(600)

BASIC AND DILUTED INCOME PER SHARE:
Net income (loss) attributable to Common Shareholders	$.01	$.02	$(.07)	$(.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,144,262	6,870,145	9,924,190	5,649,110
Diluted	11,534,951	7,376,405	N/A	N/A

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428)	$(312)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	868	483
Accretion of deferred rent	91	22
Amortization of lease incentive obligation	(26)	0
Stock based compensation expense	317	97
Affiliate investment loss	5	157
Recognition of deferred gain on sale of restaurant building	(19)	(19)
Changes in operating assets and liabilities:
Change in:
Receivables and other	35	(62)
Inventories	(38)	(34)
Deposits and other	(96)	(54)
Change in:
Accounts payable	209	99
Accrued liabilities and deferred income	89	81
Net cash provided by operating activities	1,007	458

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate	0	(375)
Payments for the purchase of property and equipment	(4,372)	(2,304)
Proceeds from sale leaseback transaction	1,521	0
Acquisition of BDI, net of cash acquired	(17,612)	0
Payments received from franchisees and others	7	0
Net cash used in investing activities	(20,456)	(2,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (costs) from stock sale	20,651	(31)
Proceeds from warrant exercises, net	3,221	4,559
Proceeds from stock option exercises	45	12
Principal payments on notes payable and long-term debt	(88)	(32)
Borrowings on notes payable and long-term debt	1,118	0
Preferred dividends paid	0	(59)
Net distributions paid to non-controlling interests	(205)	(183)
Net cash provided by financing activities	24,742	4,266

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,293	2,045

CASH AND CASH EQUIVALENTS, beginning of period	$9,894	$6,143

CASH AND CASH EQUIVALENTS, end of period	$15,187	$8,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$36	$6
Non-cash purchase of property and equipment	$2,459	$0
Preferred dividends declared	$0	$59

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular dollar amounts in thousands, except share and per share data)

Note 1.            Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2015 and the results of its operations and its cash flows for the three and nine month periods ended June 30, 2015. Operating results for the three and nine month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. The condensed consolidated balance sheet as of September 30, 2014 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K/A for the fiscal year ended September 30, 2014.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants, Inc and its wholly-owned subsidiaries, Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BD of Colo”), Bad Daddy’s Franchise Development, LLC (“BDFD”) and Bad Daddy’s International, LLC (“BDI”), as of June 30, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

Drive Thru is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our Good Times restaurants are located in the front-range communities of Colorado but we also have franchised restaurants in Wyoming. BD of Colo, BDI and BDFD are engaged in the business of licensing, owning and operating full service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.            Business Combinations

The Company believes the Bad Daddy Burger Bar brand has significant growth potential and can be expanded   beyond its current regional footprint.  In order to acquire control over the Bad Daddy’s Burger Bar brand to take advantage of this growth potential, on April 28, 2015, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase from five sellers all of the membership interests in BDI, a North Carolina limited liability company.  The Company closed on the purchase of BDI on May 7, 2015, and BDI became a wholly-owned subsidiary of the Company.  BDI owns all of the member interests in four limited liability companies, each of which owns and operates a Bad Daddy’s Burger Bar restaurant in North Carolina.  In addition, BDI owns a portion of the member interests in three other limited liability companies, each of which also owns a Bad Daddy’s Burger Bar restaurant in North Carolina.  BDI also owns the intellectual property associated with the Bad Daddy’s Burger Bar concept and owns 52 percent of the member interests in BDFD, which has granted franchises for the ownership and operation of Bad Daddy’s Burger Bar restaurants in South Carolina and Tennessee. BDI has also granted a license for the operation of a Bad Daddy’s Burger Bar at the Charlotte airport.  As a result of the purchase of BDI, the Company has acquired all of the foregoing interests and assets.   Prior to the acquisition, the Company owned the remaining 48 percent of the member interests in BDFD and carried an Investment in Affiliates balance of $498,000.

The aggregate price paid by the Company for the purchase of BDI was $21,407,000, comprised of $18,988,000 payable in cash and a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,419,000.  The total price paid is subject to adjustments for the final calculation of the net working capital balance.  Pursuant to a Pledge Agreement (the “Pledge Agreement”), the promissory note is secured by a pledge of the ownership of the two entities which own two of the acquired restaurants. Upon the reduction of the principal of the promissory note by at least 50% the sellers are to select one of the entities for release from the pledge.  The Company acquired all of BDI’s ownership interests.

The Company has incurred non-recurring costs of $365,000 and $562,000 for the three and nine months ended June 30, 2015, respectively, related to the BDI acquisition which are included in the condensed consolidated statements of operations.

The preliminary estimated fair values of the assets acquired and liabilities assumed for the acquisition approximated the following (in thousands):

Allocated Fair Value
Cash	$1,376
Receivables	124
Prepaid expenses and other	49
Inventories	133
Deposits	52
Property and equipment	3,672
Trademarks	3,900
Franchise agreements	116
Non-compete agreements	15
Goodwill	14,974
Total assets purchased	4,411
Accounts payable and other accrued liabilities	(749)
Unfavorable lease liability	(481)
Non-controlling interests in partnerships	(1,276)
Total liabilities assumed	(2,506)
Investment in BDFD balance	(498)
Total purchase price	$21,407

Cash	$18,988
Notes payable	2,419
Total purchase price	$21,407

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill.  The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain synergies.

Included in the consolidated statement of operations for the three and nine months ended June 30, 2015 are revenues of $3,002,000 and net income of $147,000 attributed to BDI and BDFD from the date of acquisition.

Estimates of acquired goodwill and identifiable intangible assets related to the acquisition are as follows (in thousands):

	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Trademarks and trade names	$3,900	Indefinite
Franchise Agreements	116	3 – 9
Non-Compete Agreements	15	3
Goodwill, including assembled workforce	14,974	Indefinite

The table below presents the proforma revenue and net income for the three and nine months ended June 30, 2015 and 2014, assuming the acquisition had occurred on October 1, 2013.  This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods (in thousands).

	Three Months Ended		Nine months Ended
	June 30, (1)		June 30, (2)
	2015	2014	2015	2014
Revenues	$14,825	$11,476	$39,866	$30,016
Net income (loss)	$641	$596	$409	$(178)
Net income (loss) attributable to Good Times Restaurants, Inc.	$480	$474	$131	$(162)
Net income (loss)attributable to common shareholders	$480	$474	$131	$(221)
Basic income (loss) per share	$.04	$.07	$.01	$(.04)
Diluted income (loss) per share	$.04	$.06	$.01	$(.04)

(1)      Net income during the three months ended June 30, 2015 excludes acquisition related costs of $365,000
(2)      Net income during the nine months ended June 30, 2015 excludes acquisition related costs of $562,000

Note 3.            Investment in Affiliate

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

As explained in Note 2 above, the Company acquired the remaining 52% interest in BDFD on May 7, 2015.  Prior to the acquisition, the Company accounted for this investment using the equity method. For the nine month periods ending June 30, 2015 and 2014 the Company recorded net income of $13,000 and a net loss of ($113,000), respectively, for its share of BDFD’s operating results.

Note 4.            Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 30, 2015 and September 30, 2014 (in thousands):

	June 30, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(3)	113	0	0	0
Non-compete agreements	15	(1)	14	0	0	0
	$131	$(4)	$127	$0	$0	$0
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$0	$0	$0
Intangible assets, net	$4,031	$(4)	$4,027	$0	$0	$0

Goodwill	$15,070	$0	$15,070	$96	$0	$96

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the three and nine month periods ended June 30, 2015 and June 30, 2014.  The aggregate amortization expense related to intangible assets subject to amortization was $4,000 and $0 for the three and nine month periods ended June 30, 2015 and June 30, 2014, respectively.

The estimated aggregate future amortization expense as of June 30, 2015 is as follows, (in thousands):

Remainder of 2015	$10
2016	28
2017	28
2018	19
2019	10
Thereafter	32
$127

Note 5.            Common Stock.

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2015. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million.

On January 29, 2015, the Company filed an Amendment No. 1 to the Initial Registration Statement on Form S-1 which registered for sale 2,094,236 shares of the Company’s common stock by certain selling Stockholders as further described in in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.  The Amendment No. 1 was filed to update the financial information and other disclosures, among other things, including the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2014.

On July 17, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that replaces a prior S-1 registration statement originally filed on September 5, 2014 with certain post-effective amendments for the same underlying shares, less any shares that were previously sold.  The registration statement was declared effective on July 22, 2015.

On September 5, 2014, the registrant filed with the Securities and Exchange Commission a registration statement on Form S-1, which was subsequently amended by Amendment No. 1 to Form S-1, filed on September 23, 2014 and declared effective on September 24, 2014, and Post-Effective Amendment No. 1 to Form S-1, filed on January 29, 2015 and declared effective on February 4, 2015.  The Form S-1 was filed to register the resale by the selling stockholders named in the prospectus included in the Form S-1 of up to 2,094,236 shares of the registrant’s common stock, par value $0.01 per share.  The Post-Effective Amendment No. 2 on Form S-3 was filed by the Company to convert the Form S-1 into a registration statement on Form S-3.

On May 7, 2015, the Company completed a public offering of 2,783,810 shares of its common stock, which included the full exercise of the underwriters’ over-allotment option, at $8.15 per share for net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $20.6 million.  Net proceeds were used for the acquisition of BDI and to fund the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants, for the development of new Bad Daddy’s Burger Bar restaurants, as working capital reserves and for future investment at the discretion of our Board of Directors.

Note 6.            Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant).

Our net loss for the nine month periods ended June 30, 2015 and June 30, 2014 includes $317,000 and $97,000, respectively, of compensation costs related to our stock-based compensation arrangements.

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

During the nine months ended June 30, 2015, the Company granted a total of 80,871 non-statutory stock options and a total of 110,063 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $7.79 and $9.17 and per-share weighted average fair values between $5.85 and $6.88.

During the nine months ended June 30, 2014 the Company granted 89,500 incentive stock options from available shares under its 2008 Plan, as amended, with an exercise price of $2.48 and a per-share weighted average fair value of $2.12.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2015 Incentive Stock Options	Fiscal 2015 Non-Statutory Stock Options	Fiscal 2014 Incentive Stock Options
Expected term (years)	6.5	6.5	6.5
Expected volatility	87.40%	87.40%	112.1%
Risk-free interest rate	1.85%	1.85%	1.94%
Expected dividends	0	0	0

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

The following table summarizes stock option activity for the nine month period ended June 30, 2015 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-beg of year	396,910	$3.87
Options granted	190,934	$7.83
Options exercised	(22,550)	$2.01
Forfeited	0
Expired	(11,853)	$9.33
Outstanding June 30, 2015	553,441	$5.20	7.6
Exercisable June 30, 2015	162,586	$5.56	4.8

As of June 30, 2015, the aggregate intrinsic value of the outstanding and exercisable options was $2,306,000 and $833,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of June 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options was $1,130,000 and is expected to be recognized over a weighted average period of approximately 2.83 years.

There were 22,548 stock options exercised during the nine months ended June 30, 2015 with proceeds of $45,000.

Restricted Stock Grants

During the nine months ended June 30, 2015, the Company granted a total of 24,586 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values between $8.23 and $8.60 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest over three years following the grant date.

During the fiscal year 2014, the Company issued 123,840 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $3.23 which is equal to the closing price of the stock on the date of the grants. The restricted stock grant vests three years following the grant date.

A summary of the status of non-vested restricted stock as of June 30, 2015 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	123,840	$3.23
Granted	24,586	$8.23 to $8.60
Vested	0
Non-vested shares at Jun 30, 2015	148,426

As of June 30, 2015, there was $475,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 3 years.

Note 7.            Notes Payable

On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.” As of June 30, 2015, Drive Thru had borrowed approximately $1,314,000 under the Loan Agreement, of which $1,118,000 was borrowed during the nine month period ended June 30, 2015.  As of July 1, 2015 Drive Thru can no longer request additional draw downs.

In connection with each disbursement under the Loan Agreement, Drive Thru executed a Promissory Note (the “Notes”) in the full amount of each disbursement request.  The Notes incur interest at a rate of 6.69% per annum, are repayable in monthly installments of principal and interest over 84 months, and contain other customary terms and conditions.  The Notes are subject to certain prepayment fees ranging between 1% and 3% of the unpaid balance at such time if Drive Thru repays a Note in certain circumstances prior to the thirty seventh monthly installment under such Note.

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, annual covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio.

In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,419,000, as described in Note 2.

Note 8.            Warrants

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

As of June 30, 2015 we had received proceeds, net of expenses related to the exercise of the warrants, of $9,783,000, including $3,221,000 during the nine month period ending June 30, 2015.

A summary of warrant activity for the nine months ended June 30, 2015 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2014	1,262,500	$2.75
Expired	(79,900)	$2.75
Exercised	(1,182,600)	$2.75
Outstanding at June 30, 2015	0

Note 9.            Preferred Stock

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

Note 10.          Net Income (Loss) per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted-average shares outstanding – basic	11,144,262	6,870,145	9,924,190	5,649,110
Effect of potentially dilutive securities
Stock options	259,489	59,931	0	0
Restricted stock grants	131,200	0	0	0
Warrants	0	446,329	0	0
Weighted-average shares outstanding – diluted	11,534,951	7,376,405	9,924,190	5,649,110
Excluded from diluted weighted-average shares outstanding:
Antidilutive	39,008	268,366	701,867	2,483,337

Note 11.          Contingent Liabilities and Liquidity

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

Note 12.          Related Party Transactions

In April, 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC (Heathcote) pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. On November 5, 2014, the Company and Heathcote further modified this agreement to provide for investor relations activities and corporate finance projects as determined by the CEO of the company. The modifications were approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote were $40,000 and $105,800 for the nine month periods ended June 30, 2015 and 2014, respectively.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company provided general management services as well as accounting and administrative services. Income received from the agreement by the Company was fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $14,000 and $18,000 in the nine month periods ended June 30, 2015 and 2014. In addition to the management services the Company performed scope of work services and total amounts received from BDFD for these services were $0 and $40,000 for the nine month periods ended June 30, 2015 and 2014, respectively.

In conjunction with the purchase of BDI in May 2015 the Company now owns 100% of BDFD and has fully consolidated their accounts in the accompanying condensed consolidated financial statements.

Note 13.          Impairment of Long-Lived Assets and Goodwill

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

Given the results of our impairment analysis at June 30, 2015 there are no restaurants which are impaired.

Trademarks. Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount.

Goodwill. The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of June 30, 2015, the Company had $96,000 of goodwill related to the purchase of a Good Times franchise operation on December 31, 2012 and $14,974,000 of goodwill related to the acquisition of BDI on May 7, 2015.  There was no impairment required to the acquired goodwill as of June 30, 2015.

Note 14.          Income Taxes

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2011 through 2014. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 30, 2015.

Note 15.          Non-controlling Interests

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

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants, as part of the acquisition of BDI significant additional non-controlling interests were acquired, see note 2 above.

Note 16.          Recent Accounting Pronouncements

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

	Total	Denver, CO Greater Metro	Wyoming
Company-owned & Co-developed	27	27
Franchised	9	9
Dual brand franchised	2	0	2
	38	36	2

	As of June 30,
	2015	2014
Company-owned restaurants	20	18
Co-developed restaurants	7	7
Franchise operated restaurants	11	11
Total restaurants:	38	36

Fiscal 2014: In December 2013 a Good Times franchisee closed a low volume restaurant in Lakewood, Colorado. In May 2014 a franchisee terminated its Good Times franchise agreement in the test dual brand concept and stopped selling Good Times products at its North Dakota location.

Fiscal 2015: In November 2014 we opened a new company-owned Good Times restaurant in Highlands Ranch, Colorado, and we opened a new Good Times company-owned restaurant in Aurora, Colorado on May 7, 2015.

Bad Daddy’s Restaurant Locations. We currently operate or franchise a total of thirteen Bad Daddy’s Burger Bar restaurants, of which three are in the Denver, Colorado greater metropolitan area, eight in North Carolina, one in South Carolina and one in Tennessee.

	Total	Denver, CO Greater Metro	North Carolina	Tennessee	South Carolina
Company-owned & co-developed	10	3	7	0	0
Franchised/licensed	3	0	1	1	1
	13	3	8	1	1

	As of June 30,
	2015	2014
Company-owned restaurants	7	1
Co-developed restaurants	3	0
Franchise/license operated restaurants	3	0
Total restaurants:	13	1

Fiscal 2014: We opened two new Bad Daddy’s Burger Bar restaurants in the Denver, Colorado greater metropolitan area, one opened in February 2014 and one opened in July 2014.

Fiscal 2015: We opened one new Bad Daddy’s Burger Bar restaurant in the Denver, Colorado greater metropolitan area, in January 2015 and acquired four company-owned and three co-developed restaurants in North Carolina in May 2015 as well as acquiring the franchise/license agreements for restaurants in North Carolina, Tennessee and South Carolina.

The following presents certain historical financial information of our operations.  This financial information includes results for the three and nine month periods ending June 30, 2015 and 2014.

Results of Operations

Overview.

Good Times restaurants:

Same store sales at our Good Times restaurants increased 14.6% for fiscal 2014, and have increased 6.9% in the first nine months of fiscal 2015. These results reflect the continuation of the positive momentum we have experienced since fiscal 2011.

Our outlook for fiscal 2015 for Good Times is optimistic based on our positive sales trends; however, our sales trends are influenced by many factors. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.  We opened two new Good Times restaurants, one in November 2014 and one in early May 2015.

Bad Daddy’s restaurants:

As of June 30, 2015 we operated three Bad Daddy’s restaurants in the Denver, Colorado greater metropolitan area. We have three new locations under construction and several more locations in various stages of negotiation for development in fiscal 2015 and 2016.  Our first location in Colorado continues to be negatively impacted by significant construction in the immediate trade area and is the lowest average weekly sales restaurant in the Bad Daddy’s system, however its sales increased 30% and 19% in our second and third fiscal quarters, respectively, over the same prior year period.

Following the BDI acquisition we now operate seven Bad Daddy’s restaurants in North Carolina.

Net Revenues. Net revenues for the three months ended June 30, 2015 increased $5,437,000 or 73% to $12,937,000 from $7,500,000 for the three months ended June 30, 2014.  $662,000 of the increase was attributable to the Good Times concept, $1,773,000 was attributable to the Colorado Bad Daddy’s restaurants and $3,002,000 was attributable to the acquired North Carolina Bad Daddy’s restaurants.

Good Times same store restaurant sales increased 4.8% during the three months ended June 30, 2015 for the restaurants that were open for the full three month periods ending June 30, 2015 and June 30, 2014. Restaurants are included in same store sales after they have been open a full fifteen months. One restaurant was excluded from same store sales for a portion of the period as it was closed for remodeling, as a result restaurant sales declined approximately $150,000 during the three months ended June 30, 2015. Restaurant sales increased $483,000 due to two new company-owned restaurant that opened in November 2014 and May 2015.

Good Times franchise revenues for the three months ended June 30, 2015 decreased $7,000 to $101,000 from $108,000 for the three months ended June 30, 2014 due to a decrease in franchise fees. Same store Good Times franchise restaurant sales increased .1% during the three months ended June 30, 2015 for the franchise restaurants that were open for the full periods ending June 30, 2015 and June 30, 2014. Dual branded franchise restaurant sales decreased 10.1% during the three months ended June 30, 2015, compared to the same prior year period, primarily due to the closure of one dual branded restaurant in April 2014.

Bad Daddy’s restaurant sales for the three months ended June 30, 2015 increased $4,711,000 to $5,099,000 from $388,000 for the three month period ended June 30, 2014. The three month period ended June 30, 2015 includes sales of $2,983,000 for the acquired North Carolina restaurants. Colorado restaurant sales increased $1,773,000 from the same prior year period.

Bad Daddy’s franchise revenues were $64,000 for the three month period ended June 30, 2015 compared to $0 in the same prior year period, all of which are attributable to the BDI acquisition.

Net revenues for the nine months ended June 30, 2015 increased $10,006,000 or 51.3% to $29,507,000 from $19,501,000 for the nine months ended June 30, 2014. $2,179,000 of the increase was attributable to the Good Times concept, $4,825,000 was attributable to the Colorado Bad Daddy’s restaurants and $3,002,000 was attributable to the acquired North Carolina Bad Daddy’s restaurants.

Good Times same store restaurant sales increased 6.9% during the nine months ended June 30, 2015 for the restaurants that were open for the full nine month periods ending June 30, 2015 and June 30, 2014. Restaurants are included in same store sales after they have been open a full fifteen months. One restaurant was excluded from same store sales for a portion of the period as it was closed for remodeling, as a result restaurant sales declined approximately $150,000 during the nine months ended June 30, 2015. Restaurant sales increased $1,044,000 due to two new company-owned restaurant that opened in November 2014 and May 2015.

Good Times franchise revenues for the nine months ended June 30, 2015 increased $3,000 to $278,000 from $275,000 for the nine months ended June 30, 2014 due to an increase in franchise royalties. Same store Good Times franchise restaurant sales increased 3.9% during the nine months ended June 30, 2015 for the franchise restaurants that were open for the full periods ending June 30, 2015 and June 30, 2014. Dual branded franchise restaurant sales decreased 11.2% during the nine months ended June 30, 2015, compared to the same prior year period, primarily due to the closure of one dual branded restaurant in April 2014.

Bad Daddy’s restaurant sales for the nine months ended June 30, 2015 increased $7,763,000 to $8,360,000 from $596,000 for the nine month period ended June 30, 2014. The three month period ended June 30, 2015 includes restaurant sales of $2,983,000 for the acquired North Carolina restaurants. Colorado restaurant sales increased $4,825,000 from the same prior year period.

Bad Daddy’s franchise revenues were $64,000 for the nine month period ended June 30, 2015 compared to $0 in the same prior year period, all of which are attributable to the BDI acquisition.

Restaurant Operating Costs

Good Times restaurants: (The following discussion involves the results of our Good Times restaurants)

Good Times restaurant operating costs as a percent of restaurant sales were 82.8% during the three months ended June 30, 2015 compared to 81.1% in the same prior year period and were 85.3% during the nine months ended June 30, 2015 compared to 84.4% in the same prior year period.

The changes in restaurant-level costs are explained as follows:

	Three months ended June 30, 2015	Nine months ended June 30, 2015
Restaurant-level costs for the period ended June 30, 2014	81.1%	84.4%
Increase (decrease) in food and packaging costs	(0.8%)	.6%
Increase (decrease) in payroll and other employee benefit costs	.5%	(.5%)
Increase (decrease) in occupancy and other operating costs	0.9%	(0.1%)
Increase in depreciation and amortization	0.2%	0.1%
Restaurant-level costs, before preopen costs, for the period ended June 30, 2015	81.9%	84.5%
Increase in preopening costs	.9%	.8%
Restaurant-level costs for the period ended June 30, 2015	82.8%	85.3%

Food and Packaging Costs. For the three months ended June 30, 2015 food and packaging costs increased $165,000 to $2,522,000 (32.9% of restaurant sales) from $2,357,000 (33.7% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2015 food and packaging costs increased $850,000 to $7,102,000 (34.1% of restaurant sales) from $6,252,000 (33.6% of restaurant sales) compared to the same prior year period.

In fiscal 2014 our total weighted food and packaging costs related to our Good Times concept increased approximately 13% compared to fiscal 2013.  The total menu price increases taken during fiscal 2014 were 4.4% and we took an additional 1% menu price increase in October 2014.  Between January and May 2015 we took additional menu price increases of 2.35%. We experienced unprecedented cost increases in beef and bacon from January to September 2014, with beef and bacon prices increasing approximately 38% and 29%, respectively.  We experienced some moderation in commodity costs during our second and third fiscal quarters of 2015 and when combined with our menu price increases, we expect Good Times’ food and packaging costs remain at their current levels for the balance of our current fiscal year. However, if we experience cost pressure on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could be higher in fiscal 2015 than in fiscal 2014.

Payroll and Other Employee Benefit Costs. For the three months ended June 30, 2015 our payroll and other employee benefit costs increased $240,000 to $2,347,000 (30.6% of restaurant sales) from $2,107,000 (30.1% of restaurant sales) compared to the same prior year period. Of the $240,000 increase in payroll and other employee benefit costs $173,000 is attributable to the two new company-owned restaurants which opened in November 2014 and May 2015, the remaining increase of $67,000 is primarily the result of increased same store sales compared to the same prior year period.

For the nine months ended June 30, 2015 our payroll and other employee benefit costs increased $583,000 to $6,520,000 (31.3% of restaurant sales) from $5,937,000 (31.9% of restaurant sales) compared to the same prior year period. Of the $583,000 increase in payroll and other employee benefit costs $346,000 is attributable to the two new company-owned restaurants which opened in November 2014 and May 2015, the remaining increase of $237,000 is primarily the result of increased same store sales compared to the same prior year period.

Due to the semi-variable nature of payroll and other employee benefit costs these costs will decrease as a percentage of restaurant sales as restaurant sales increase.

We were required to implement an increase in our minimum hourly wage rate of approximately $.20 per hour in January 2015 which contributed to our increased payroll and other employee benefit costs for the three and nine month periods ending June 30, 2015, compared to the same prior year period. The State of Colorado mandates an increase each January based on the annual increase to the consumer price index.

Occupancy and Other Operating Costs. For the three months ended June 30, 2015 our occupancy and other operating costs increased $173,000 to $1,238,000 (16.1% of restaurant sales) from $1,065,000 (15.2% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2015 our occupancy and other operating costs increased $351,000 to $3,466,000 (16.7% of restaurant sales) from $3,115,000 (16.7% of restaurant sales) compared to the same prior year period.

The increase in the three and nine month periods ending June 30, 2015 is primarily attributable to the opening of two new company-owned restaurants in November 2014 and May 2015. We also experienced increases in rent, restaurant repairs and bank credit card fees compared to the same prior year periods. Due to the fixed nature of occupancy costs they will decrease as a percentage of restaurant sales as restaurant sales increase.

Preopening Costs. For the three and nine month periods ended June 30, 2015 new store preopening costs were $72,000 and $170,000, respectively, compared to $0 in both prior year periods. All of the preopening costs are related to the two new company-owned Good Times restaurants that opened in November 2014 and May 2015.

Depreciation and Amortization. For the three months ended June 30, 2015, our depreciation and amortization increased $26,000 to $173,000 (2.3% of restaurant sales) from $147,000 (2.1% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2015, our depreciation and amortization increased $73,000 to $487,000 (2.3% of restaurant sales) from $414,000 (2.2% of restaurant sales) compared to the same prior year period.

The increase for both the three and nine month periods is primarily attributable to the two new company-owned restaurants that opened in November 2014 and May 2015.

Bad Daddy’s restaurants (The following discussion involves the results of our Bad Daddy’s restaurants):

Food and Packaging Costs. For the three months ended June 30, 2015 food and packaging costs increased $1,475,000 to $1,615,000 (31.7% of restaurant sales) from $140,000 (36.1% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2015 food and packaging costs increased $2,438,000 to $2,658,000 (31.8% of restaurant sales) from $220,000 (36.9% of restaurant sales) compared to the same prior year period

The increase in the three and nine month periods ending June 30, 2015 is attributable to the acquisition of the North Carolina Bad Daddy’s restaurants in May 2015 as well as the new Colorado restaurants that opened in July 2014 and January 2015.

Food and packaging costs decreased as a percentage of restaurant sales from the prior year periods due to the abnormally high costs of our first Colorado Bad Daddy’s restaurant in its first few months of operation. We anticipate our food costs as a percentage of restaurant sales will remain consistent with the first three fiscal quarters for the balance of fiscal 2015. However, if we experience cost increases in on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could increase.

Payroll and Other Employee Benefit Costs. For the three months ended June 30, 2015 payroll and other employee benefit costs increased $1,548,000 to $1,760,000 (34.5% of restaurant sales) from $212,000 (54.6% of restaurant sales) in the same prior year period.

For the nine months ended June 30, 2015 payroll and other employee benefit costs increased $2,687,000 to $3,033,000 (36.3% of restaurant sales) from $346,000 (58% of restaurant sales) in the same prior year period.

The increase in the three and nine month periods ending June 30, 2015 is attributable to the acquisition of the North Carolina Bad Daddy’s restaurants in May 2015 as well as the new Colorado restaurants that opened in July 2014 and January 2015.

Payroll and other employee benefit costs were abnormally high in the prior year periods due to the lower opening sales volume in our first location and the inclusion of costs related to training and regional management.

Occupancy and Other Operating Costs. For the three month period ended June 30, 2015 our occupancy and other operating costs increased $665,000 to $766,000 (15% of restaurant sales) from $101,000 (26% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2015 our occupancy and other operating costs increased $1,165,000 to $1,331,000 (15.9% of restaurant sales) from $166,000 (27.9% of restaurant sales) compared to the same prior year period.

The increase in the three and nine month periods ending June 30, 2015 is attributable to the acquisition of the North Carolina Bad Daddy’s restaurants in May 2015 as well as the new Colorado restaurants that opened in July 2014 and January 2015.

Preopening Costs. For the three month period ended June 30, 2015 our new store preopening costs increased $4,000 to $84,000 from $80,000 compared to the same prior year period.

For the nine month period ended June 30, 2015 our new store preopening costs decreased $41,000 to $408,000 from $449,000 compared to the same prior year period.

All of the preopening costs are related to the initial Bad Daddy’s restaurants being developed by BD of Colo. Preopening costs for the first Bad Daddy’s that opened in January 2014 were abnormally high as the restaurant was the first location in a new market.

Depreciation and Amortization. For the three months ended June 30, 2015, our depreciation and amortization increased $157,000 to $178,000 (3.5% of restaurant sales) from $21,000 (5.4% of restaurant sales) compared to the same prior year period.

For the nine months ended June 30, 2015, our depreciation and amortization increased $292,000 to $326,000 (3.9% of restaurant sales) from $34,000 (5.7% of restaurant sales) compared to the same prior year period.

The increase in the three and nine month periods ending June 30, 2015 is attributable to the acquisition of the North Carolina Bad Daddy’s restaurants in May 2015 as well as the new Colorado restaurants that opened in July 2014 and January 2015.

(The following discussion pertains to costs for both our Good Times and Bad Daddy’s concepts)

General and Administrative Costs. For the three months ended June 30, 2015, general and administrative costs increased $467,000 to $1,114,000 (8.6% of total revenues) from $647,000 (8.6% of total revenues) for the same prior year period.

For the nine months ended June 30, 2015, general and administrative costs increased $982,000 to $2,876,000 (9.7% of total revenues) from $1,894,000 (9.7% of total revenues) for the same prior year period.

The increase for the three and nine month periods ended June 30, 2015 was mainly attributable to increases in payroll and employee benefit costs and an increase in stock based compensation expense as well as increases in professional services, financial relations costs, training costs and various other costs.

Advertising Costs. For the three months ended June 30, 2015 advertising costs increased $51,000 to $343,000 (2.7% of restaurant sales) from $292,000 (4% of restaurant sales) for the same prior year period.

For the nine months ended June 30, 2015 advertising costs increased $118,000 to $898,000 (3.1% of restaurant sales) from $779,000 (4.1% of restaurant sales) for the same prior year period.

Advertising costs for our Good Times concept consists primarily of contributions made to the advertising materials fund and regional advertising cooperative based on a percentage of restaurant sales. The percentage contribution for the three and nine month periods ended June 30, 2015 remained the same as the prior year periods.

Advertising costs attributable to our Bad Daddy’s concept consisted primarily of menu development, printing costs and social media advertising.

Acquisition Costs. For the three and nine month periods ended June 30, 2015 acquisition costs were $365,000 and $562,000, respectively, compared to $0 in the same prior year periods. All acquisition costs are related to the acquisition of BDI, as discussed in Note 2 above, and include legal, accounting, other non-recurring integration costs and other professional services related to the transaction.

Franchise Costs. For the three and nine months ended June 30, 2015, franchise costs increased $10,000 and $21,000, respectively, to $32,000 and $85,000 from the same prior year periods.

Franchise costs are primarily related to our Good Times concept.

Gain on Sale of Assets. For the three and nine month periods ended June 30, 2015 our gain on the sale of restaurant assets were $7,000 and $19,000, respectively, compared to $6,000 and $18,000 in the same prior year periods.

Income or Loss from Operations. We had consolidated income from operations of $336,000 in the three months ended June 30, 2015 compared to consolidated income from operations of $316,000 for the same prior year period.

We had a consolidated loss from operations of ($396,000) in the nine months ended June 30, 2015 compared to a consolidated loss from operations of ($152,000) for the same prior year period.

The change in the loss from operations for the three and nine month periods is due primarily to the matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Acquisition”, “Preopening costs” and “Franchise Costs” sections of Item 2 above.

Affiliate Investment Income (Loss). The net loss or income from affiliate investment activities consists of the Company’s share of net income or loss of its affiliates as they occur. The Company’s net investment loss for the three and nine month periods ended June 30, 2015 were ($18,000) and ($5,000), respectively, compared to losses of ($44,000) and ($157,000) in the same prior year periods.  The loss from investment activities is related to our 48% ownership in the Bad Daddy’s Franchise Development, LLC. As explained in Note 2 above, the Company acquired the remaining 52% interest in BDFD on May 7, 2015. The prior year loss was primarily a result of initial costs of developing the Bad Daddy’s franchise program.

Net Income or Loss. The net income was $295,000 for the three months ended June 30, 2015 compared to net income of $272,000 for the same prior year period.

The net loss was ($428,000) for the nine months ended June 30, 2015 compared to a net loss of ($312,000) for the same prior year period.

The change from the three and nine month periods ended June 30, 2015 to June 30, 2014 was primarily attributable to the change in our loss from operations for the three and nine month periods ended June 30, 2015, offset by a decrease in our affiliate investment loss.

Liquidity and Capital Resources

Cash and Working Capital: As of June 30, 2015, we had a working capital excess of $10,099,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that decreases in our working capital may occur in the future if and when new Good Times or Bad Daddy’s restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2015 and beyond.

Financing:

Public Offering: On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2105. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million.

On May 7, 2015, the Company completed a public offering of 2,783,810 shares of its common stock, which included the full exercise of the underwriters’ over-allotment option, at $8.15 per share for net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $20.6 million.

On August 21, 2013, the Company completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering with the same terms as the A and B warrants sold in the offering. Also in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expire on August 16, 2016. As of June 30, 2015 we had received $9,783,000 in net proceeds from the exercise of warrants, there were no longer any warrants outstanding at June 30, 2015.

We intend to use the remaining net proceeds from the offerings after the acquisition of BDI for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants, for the development of new Bad Daddy’s Burger Bar restaurants, as working capital reserves and for future investment at the discretion of our Board of Directors.

Capital Expenditures. Planned capital expenditures for the balance of fiscal 2015 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s restaurants and reimage and remodel costs for Good Times restaurants.

Cash Flows. Net cash provided by operating activities was $1,007,000 for the nine months ended June 30, 2015. The net cash provided by operating activities for the nine months ended June 30, 2015 was the result of a net loss of $428,000 as well as cash and non-cash reconciling items totaling $1,435,000 (comprised of depreciation and amortization of $868,000, stock-based compensation expense of $317,000, an increase in accounts payable and accrued liabilities of $298,000 and a net increase in other operating assets and liabilities of $48,000).

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

Net cash used in investing activities for the nine months ended June 30, 2015 was $20,456,000, which primarily reflects the acquisition of BDI of $17,612,000, $1,521,000 in sale leaseback proceeds and purchases of property and equipment. Purchases of property and equipment were $4,373,000, comprised of the following:

•	$1,168,000 in costs for the development of Bad Daddy’s locations in Colorado

•	$111,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$371,000 in costs related to our existing Good Times locations, for reimaging and remodeling

•	$2,410,000 for the development of two Good Times locations, including the purchase of land for a new location that opened on May 5, 2015

•	$251,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$62,000 for miscellaneous capital expenditures related to our corporate office

Net cash used in investing activities for the nine months ended June 30, 2014 was $2,679,000 which reflects $375,000 paid to BDFD for our affiliate investment and $2,304,000 for the purchases of property and equipment, comprised of the following:

•	$1,639,000 in costs for the development of our first three Bad Daddy’s locations in Colorado

•	$204,000 for the reimaging of existing Good Times locations

•	$286,000 for the purchase of new point of sale equipment for our Good Times locations

•	$175,000 for miscellaneous capital expenditures related to our Good Times locations

Net cash provided by financing activities for the nine months ended June 30, 2015 was $24,742,000, which includes net proceeds of $20,651,000 from our public stock offering, principal payments on notes payable, long term debt and capital leases of $88,000, borrowings on notes payable and long-term debt of $1,118,000, distributions to non-controlling interests of $205,000 and net proceeds from the exercise of warrants and stock options of $3,266,000.

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

Impact of Inflation

The total menu price increases taken at our Good Times Concept during fiscal 2014 were 4.4%, and we have taken an additional 3.4% increase in fiscal 2015.  We experienced unprecedented cost increases in beef and bacon from January to September 2014, with beef and bacon prices increasing approximately 38% and 29%, respectively.  We have experienced some moderation in commodity costs during our second and third fiscal quarters of 2015 and when combined with our menu price increases, we expect Good Times’ food and packaging costs to remain consistent as a percentage of sales during our fourth fiscal quarter compared to the first nine months of the fiscal year. However, if we experience cost pressure on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could continue to be higher in fiscal 2015 than in fiscal 2014.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 14, 2015
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

/s/James K. Zielke
James K. Zielke Chief Financial Officer