Form 10-K
period 2015-09-30
GOOD TIMES RESTAURANTS INC
filed 2015-12-29
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2015

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______

Commission file number 000-18590

GOOD TIMES RESTAURANTS INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1133368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

141 Union Blvd., #400, Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 384-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☒No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐Smaller Reporting Company☒

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐No ☒
As of December 16, 2015, the aggregate market value of the 11,192,942 shares of common stock held by non-affiliates of the registrant, based on the closing sales price of the common stock on December 16, 2015 of $4.47 per share as reported on the NASDAQ Capital Market, was $50,032,451.

As of December 16, 2015, the registrant had 12,259,550 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 30, 2015.

PART I

ITEM 1.	BUSINESS

Our Company

Good Times Restaurants Inc. operates and franchises Good Times Burgers & Frozen Custard (“GTBFC” or “Good Times”) restaurants and Bad Daddy’s Burger Bar concept (“BDBB” or “Bad Daddy’s”).  Good Times Burgers & Frozen Custard and Bad Daddy’s Burger Bar are two distinctly different, yet complementary, restaurant concepts. Each is positioned as a high quality brand within its respective segment of the industry, has attractive unit-level economics, significant growth potential, and strong current sales momentum.

Since 2013, we have owned 48% of Bad Daddy’s Franchise Development, LLC (“BDFD”), the franchising entity for Bad Daddy’s Burger Bar.  On May 7, 2015, we completed the acquisition of Bad Daddy’s International, LLC (“BDI”), which owns the other 52% of BDFD as well as the intellectual property associated with the BDBB concept.  BDI operates four BDBB restaurants in which it owns a 100% interest in Charlotte, NC, and two BDBB restaurants in which it owns a 52% interest in Raleigh, NC.  BDI also owns a 24% interest in one BDBB restaurant in Winston Salem, NC, and receives a royalty payment from the licensed BDBB restaurant located in the Charlotte-Douglas Airport.  As of December 16, 2015 there are seven other BDBB restaurants, five of which we operate in Colorado and two of which are operated by third party franchisees in Greenville, South Carolina and Knoxville, Tennessee.  As a result of the acquisition, the Company now maintains complete ownership of the brand and trademark rights to BDBB and of the BDI restaurant interests in North Carolina.  The acquisition has also provided us with what we believe can be national expansion potential for BDBB with both company-operated and franchised restaurants.

During fiscal years 2014 and 2015, we significantly increased the equity of the Company through the exercise of certain warrants previously issued and from the completion of a public offering of our common stock described below in “Recent Developments.”

The terms “we,” “us,” “our,” the “Company,” “Good Times” and similar terms refer to Good Times Restaurants Inc., a Nevada corporation, and its consolidated subsidiaries, including BDFD, BDI, Good Times Drive-Thru Inc. (“Drive Thru”) and BD of Colorado LLC (“BD of Colo”). Drive Thru, BDI, BDFD and BD of Colo are wholly-owned subsidiaries of Good Times Restaurants Inc. Unless otherwise indicated or the context otherwise requires, financial and operating data in this prospectus reflect the consolidated business and operations of Good Times Restaurants Inc., BDFD, BDI, BD of Colo, and Drive Thru.

Financial & Brand Highlights

•	The Good Times brand has had twenty-one consecutive quarters of same store sales growth.

•	We had a 6.9% increase in same store sales for the fiscal year ended September 30, 2015 (“fiscal 2015”) in addition to the increase in same store sales for fiscal 2014 of 14.6%.

•	We ended fiscal 2015 with $13.8 million in cash and total notes payable of $3.7 million.

•
Our net revenues for fiscal 2015 increased by $16,314,000 (+58.8%) to $44,057,000 from $27,743,000 in fiscal year 2014, primarily due to increased same store sales at Good Times, the opening of two Good Times and one Bad Daddy’s locations during fiscal 2015, and the inclusion of revenues for the Bad Daddy’s locations acquired on May 7, 2015.

•	Our loss from operations was $239,000 in fiscal 2015 compared to $219,000 in fiscal 2014. Fiscal 2015 included $648,000 of acquisition costs related to the BDI acquisition.

•	Our net loss was $300,000 for fiscal 2015 compared to $370,000 for fiscal 2014, including $784,000 and $669,000 of preopening costs in fiscal 2015 and fiscal 2014, respectively.

•
During fiscal 2012, we began a reimaging and remodeling program for our older Good Times restaurants that continued through fiscal 2015 and that we plan to continue into fiscal 2016.  In fiscal 2015 we spent approximately $1,592,000 on recurring and remodeling capital expenditures and we plan to spend approximately $1,250,000 on recurring and remodeling capital expenditures in fiscal 2016.

•
We believe Good Times is the only quick service restaurant concept in Colorado offering all natural beef, chicken and bacon with no hormones, no steroids, no antibiotics and humanely raised, vegetarian fed animals with no animal byproducts in the feed in all of our hamburger, chicken and bacon menu items.

•
We continued our television campaign in fiscal 2015 that began in March of 2013 with four distinct product windows, communicating Good Times’ core brand attributes of fresh, all natural, hand crafted products with taste profiles available only at Good Times, which has contributed to our continued same store sales increases through fiscal 2015.

•
We opened two Good Times restaurants in fiscal 2015, each with new interior design finishes and décor that we believe continues to help set Good Times apart from mainstream hamburger quick service restaurants, utilizing finishes and design elements more commonly seen in fast casual restaurants.  We plan to build additional Good Times Burgers & Frozen Custard company-owned restaurants in Colorado, utilizing our 2,200 square foot, 48 seat dining room design, our 2,400 square foot, 70 seat dining room design as well as converting buildings from other restaurant concepts.

•
Our third Bad Daddy’s restaurant in Colorado opened on January 7, 2015 and we completed the acquisition of BDI in May 2015, which added seven additional restaurants.  We opened two additional Bad Daddy’s restaurants subsequent to the end of fiscal 2015 and plan to open several more during fiscal 2016.

Recent Developments

In May 2015, we completed a public offering of 2,783,810 shares of our common stock, which included the full exercise of the underwriters’ over-allotment option, at $8.15 per share for net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $20.6 million.  Net proceeds were used for the acquisition of BDI, to fund the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants, for the development of new Bad Daddy’s Burger Bar restaurants, as working capital reserves and for future investment at the discretion of our Board of Directors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of Bad Daddy’s International, LLC.”

The following table summarizes our interests in all Bad Daddy’s locations before and after the acquisition.  We acquired all of BDI’s ownership interests.

Bad Daddy’s Systemwide Current Restaurants:

			Good Times Ownership		Royalty Rate to BDFD
Location	Date Opened	Type	Pre	Post	Pre	Post
			Acquisition		Acquisition
Huntersville, NC (Birkdale)	2012	Company	0%	100%	1%	0%	(1)
Charlotte, NC	2007	Company	0%	100%	1%	0%	(1)
Ballantyne, NC	2009	Company	0%	100%	1%	0%	(1)
Raleigh, NC	2012	Joint-Venture	0%	51%	1%	1%
Winston-Salem, NC	2014	Joint-Venture	0%	24%	1%	1%
Cary, NC	2013	Joint-Venture	0%	53%	1%	1%
Mooresville, NC	2015	Company	0%	100%	1%	0%	(1)
Denver, CO (Northglenn)	2014	Company	100%	100%	3%	0%	(1)
Denver, CO (Cherry Creek)	2014	Company	100%	100%	3%	0%	(1)
Denver, CO (Southlands)	2015	Company	100%	100%	3%	0%	(1)
Knoxville, TN	2015	Franchise	0%	0%	3%	3%	(2)
Greensville, SC	2013	Franchise	0%	0%	3%	3%
Charlotte Airport	2011	License	0%	0%	0%	4.25%	(3)

(1)	100% Company-owned stores no longer pay a royalty following completion of our acquisition of BDI
(2)	Knoxville royalty escalates from 3% in 2015 to 4% in 2016 and 5% in 2017.
(3)	Charlotte airport pays a royalty fee of 4.25% of gross revenue directly to Good Times through its 100% ownership of BDI.

On April 6, 2015 we announced we had appointed James Zielke to be our Chief Financial Officer effective May 4, 2015.  Mr. Zielke is a key addition to our management team as we prepare to take advantage of the growth opportunities of our two brands.

Concepts

Good Times Burgers & Frozen Custard

Good Times Burgers & Frozen Custard is an upscale, quick service restaurant concept offering fresh, 100% all natural, hand crafted products.  We operate 27 and franchise 11 Good Times restaurants located primarily in the Denver market and along the front range of Colorado.  We believe Good Times Burgers & Frozen Custard is the only quick service chain in our region, and one of a very few in the country, that offers a menu of fresh all natural Angus beef, all natural chicken, and all natural nitrate free bacon from animals that are humanely raised and vegetarian fed without the use of added hormones, steroids, or antibiotics. In addition to our all natural platform, we offer fresh, unique taste profiles such as Hatch Valley New Mexico green chile breakfast burritos, frozen custard made fresh every few hours in each restaurant, Wild Fries with Wild Dippin Sauce and hand breaded chicken tenders.

We compete primarily on the quality of our products and we believe that our menu items are consistent with the quality found at fast casual restaurants, but served at close to the speed of quick service restaurants.   Our brand positioning is based on “Taking a Better Food Stand” supported by the marketing headline “Happiness Made to Order” with three primary brand pillars of Innovation, Quality, and Connectedness.  Within Innovation, we strive to create products and flavor profiles available only at Good Times and that challenge traditional quick service restaurant norms.  We communicate Quality throughout our menu, from our made-to-order items to our fresh, all natural, handcrafted attributes.  We strive for Connectedness with our customers based on strong emotional ties to our brand through social media, appealing to an outdoor and active lifestyle, promoting high quality ingredients, and through community support and involvement.

Our average per person check is approximately $6.75, which we believe is lower than the average check at fast casual hamburger concepts such as Habit Burger, Five Guys, and Smashburger, but higher than the typical quick service restaurant average check.  We do not offer a low-priced value menu like most national and multi-regional quick service chains, choosing to define our value proposition based on a range of price choices within each of our menu categories and the quality of our food.

The success of our strategy is evident in our strong same-store sales growth (sales growth over the prior year period at restaurants open more than 15 months, also referred to as comparable sales).  Based on information from industry analysts and third party publications, our growth in comparable restaurant sales has outperformed the quick service restaurant industry average during each of the last five years.  Fiscal 2015’s comparable sales growth of 6.9% followed comparable sales growth of 14.6% in fiscal 2014, 11.9% in fiscal 2013, 3.1% in 2012 and 6.2% growth in 2011.  Comparable restaurant sales for fiscal 2015 reflects a three year compound growth rate in excess of 30%.

The growth in our comparable sales over the last several years has translated into significant expansion in our restaurant operating margin and growth in our restaurant operating profit.  Although we tend to operate with slightly higher food costs as a percentage of sales than many quick service restaurant chains, our operating systems enable tight control of labor and other operating costs resulting in a competitive unit-level economic model.

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar operates in the emerging “small box” better burger casual dining segment and is an upscale, chef driven, full service, full bar concept.

The menu consists of items made according to chef-driven recipes and with high quality ingredients that we believe have broad consumer appeal, yet are very distinctive within the upscale, casual dining segment.  The menu is comprised of signature burgers, salads, sandwiches, and appetizers executed in unique flavor profiles.  Regular “chef specials” are offered in each menu category that highlight unique flavor profiles whenever possible.  Housemade sauces and dressings, a brioche bun, non-beef alternatives including buffalo, tuna, turkey and chicken and Create Your Own Burgers and Salads all help to differentiate Bad Daddy’s from other restaurants.  The food menu is complemented by a full bar that focuses on local, craft microbrew beers and specialty cocktails.  Alcoholic beverages account for approximately 14-21% of sales in our Bad Daddy’s restaurants.  The quality positioning generates an average per person check of over $16, slightly above traditional bar and grill competitors such as Chili’s and Red Robin.  The lunch daypart represents approximately 40% and the dinner daypart represents approximately 60% of restaurant sales, with hours of operation from 11 am to 10 pm or 11 pm with restaurants open slightly later on weekends, depending on the surrounding trade area.

The restaurants have a high energy yet family friendly environment with iconic, pop culture design elements and a personal, ultra-friendly and informal service platform.  BDBB’s menu, service and environment are designed around a slightly irreverent brand personality, such as our Bad Ass Burger and Bad Ass Margarita menu items, Don’t Touch My Tots t-shirts and the iconic Farrah Fawcett and Paul Newman Cool Hand Luke posters in the men’s and women’s rooms.

A typical BDBB restaurant is approximately 3,500-4,000 square feet with an enclosed patio, smaller than most other casual dining restaurants.  Based on average annual restaurant sales of approximately $2.6 million (for restaurants open more than 15 months), BDBBs generate average sales per square foot of over $700, which we believe is a key metric indicating the strength and expansion potential of the concept.  While sharing common design elements, each restaurant has unique features intended to create the impression that each Bad Daddy’s is local to its trade area and serves as a further point of differentiation from the larger casual dining chains.  We believe BDBBs’ innovative menu and personalized service combined with a unique, fun restaurant design enhance our customers’ experience and differentiate BDBB from its competitors.

Our Business Strengths

Our Brands are Complementary.

While operating in different segments of the restaurant industry, our two brands share the following qualities:

Each is positioned at the upper end of its respective segment with the value proposition primarily driven by quality and uniqueness.  We believe Good Times Burgers and Frozen Custard is the only quick service chain in our region that offers beef, chicken, and bacon that is produced without added steroids, hormones, and antibiotics, are vegetarian fed, and from humanely-raised animals.  Our quality positioning is further supported by serving hand breaded chicken tenders, fresh lemonade, and frozen custard made fresh every few hours with all natural cream and eggs, among other items.  We do not offer a dollar menu that many national chains do, choosing to compete on a market position emphasizing quality and uniqueness and serving made-to-order products with quick service restaurant speed of service.

Bad Daddy’s Burger Bar is an early entrant in the “small box” better burger casual dining segment.  The menu contains chef-driven items with many made from scratch in our kitchens.  Bad Daddy’s resonates with consumers by consistently executing high quality menu items with unique flavor profiles that are delivered in a personalized, high energy environment with a slightly irreverent brand personality.

Our Brands Have a Common Culture and Operating Philosophy.

While each of our brands is led by separate operating teams, each shares a commitment to four pillars for success:

•	Values. Each brand focuses on developing behaviors and expectations around our core values of Integrity, Respect, Continued Improvement, and Fun.

•
People.  Each brand seeks to hire high quality people throughout and provide them with comprehensive training programs designed to ensure that they deliver consistently superior products and service.  Each has an incentive program at the restaurant level based on balanced metrics that drive customer service, personnel development, and financial performance.

•	Distinctive quality. Each brand strives to offer unique, high quality menu items with distinctive taste profiles made with fresh, high quality ingredients.

•
Excellent systems.  Each brand takes a “best practices” approach, cross-pollinating the best ideas that are applicable to either brand. We seek to provide the best operating systems and processes to ease the administrative burden of management, enabling them to focus on leading their team members.  Our philosophy is that systems and processes drive financial success and leadership serves as an example and motivating force to our crew members who interact with our guests, driving sales and customer loyalty.

Our Brands Share a Similar Customer Demographic.

Due to the common strategic focus on a quality positioning, both Good Times and Bad Daddy’s appeal to a slightly higher income, more upscale consumer demographic profile.  However, there is little, if any, overlap between the brands in how consumers use them.  Good Times is convenience-driven, and the majority of its sales are derived from drive-through transactions with a $6.75 per person average check, while Bad Daddy’s provides a more destination-oriented, full service dining occasion with a $16+ per person average check.

Our Brands Have Growth Potential.

We believe both of our brands are well positioned to take advantage of consumers’ growing demand for restaurants with fresh, high quality, all natural products that offer fully customizable menu choices.  Consumers want to know where their food comes from, want to be able to customize menu items to fit their individual preference and dining occasions, and place a higher value on perceived healthiness and on brands they can trust to execute on those attributes.  We believe Good Times and Bad Daddy’s are both well positioned to capitalize on those macro-trends.

Both of our brands currently operate with relatively small market penetration and overall development footprints, providing significant expansion potential.  As we further develop our markets, we expect to realize efficiencies in supervision and development and training of our employees, as well as economies of scale in our supply chain cost structure.  It is our goal to grow concentrically from our existing operating bases in order to maximize brand awareness and operating and distribution efficiencies.

During 2014 and 2015, we made investments in our information technology platform so that Good Times and Bad Daddy’s operate with a common point of purchase system and we have implemented a common back office system for both brands.  We are also continuing to invest in sophisticated video and digital training tools, making all of each brand’s restaurant level processes, systems, recipes and management tools available in one commonly accessible database.

We Have Assembled a Dedicated Management Team with Significant Experience.

Our core Good Times management team has worked together for over 20 years developing its concept and systems.  Immediately after signing our license agreement to operate Bad Daddy’s restaurants in Colorado, we hired a team experienced in the management and development of full service concepts to guide the growth of that brand.  We also recently hired a Chief Financial Officer (see “Recent Developments”) with significant finance and accounting experience in growing a public restaurant company, who also is committed to our culture and core values.

Each of our brands are operated under separately dedicated management teams utilizing shared support services in Administration, Finance,  Accounting, Human Resources, Development, Marketing and Information Technology.  We believe we have the processes and systems in place to support accelerated growth.

We Have Significant Operating Momentum.

Same-store sales at Good Times have increased 21 consecutive quarters after adjusting for construction related disruption at two restaurants in the fourth quarter of fiscal 2012.  Our compound same-store sales growth rate was approximately 37% from fiscal 2012 to fiscal 2015.  We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective broadcast and social media marketing, and consistent execution of the customer experience.  We plan to continue to re-image and remodel our remaining restaurants, innovate with new menu items in keeping with our brand strategy, and communicate our brand story to maintain our same-store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, NC.  Sales of the Bad Daddy’s restaurants in which we acquired interests as a result of the BDI acquisition and which were open for at least 18 months averaged $2.8 million for the fifty-two weeks ended September 30, 2015.

We believe that the strength of the Bad Daddy’s unit economic model provides us with significant expansion potential, both in our existing markets of North Carolina and Colorado and in new markets.

Our Growth Strategies.

We are focused on continuing to improve the profitability of Drive Thru and developing additional Good Times Burgers & Frozen Custard restaurants in our home state of Colorado while developing the Bad Daddy’s Burger Bar concept with company-owned restaurants in Colorado and North Carolina in addition to other markets in the U.S., allowing us to leverage these strengths and opportunities:

•	Good Times is a 28 year old company with a vibrant, high quality brand position in Colorado.

•	We have a relatively low level of bank debt, a healthy balance sheet with positive cash flow from operations and twenty-one consecutive quarters of same store sales growth at Good Times.

•	We now own the Bad Daddy’s Burger Bar concept, which we believe is an exciting new, emerging growth concept.

•	We have an existing infrastructure with sophisticated systems and processes in place that can be significantly leveraged with a new growth concept.

We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands.  The following sets forth the key elements of our growth strategy.

1.
Pursue Disciplined Growth of Company-operated Bad Daddy’s Burger Bar Restaurants.  We have opened two new Bad Daddy’s restaurants in Colorado subsequent to September 30 2015, have additional restaurants under construction to open in fiscal 2016 and we are in various stages of lease negotiation for additional sites for development in 2016 and 2017.  Additionally, we have one lease signed for a new restaurant in Charlotte, North Carolina and one in Raleigh, North Carolina with expected openings in 2017 and we plan to pursue additional sites for development in Charlotte, Raleigh and other cities in North Carolina.  We intend to follow a disciplined strategy of initially developing restaurants in other metropolitan areas in the Mid-Atlantic region and in states contiguous to Colorado that meet our demographic, real estate and investment criteria in order to maximize the efficiency of our regional and brand management and cost control.

We believe that the broad appeal of Bad Daddy’s concept and the high sales generated per square foot make it attractive to developers and provide us with the opportunity for continued expansion in other new markets across the country.  We seek sites in upper middle income suburban areas in proximity to upscale retail developments, theaters and high levels of daytime employment.

2.
Develop joint venture and/or franchised Bad Daddy’s.  We believe Bad Daddy’s market position and return on capital will attract considerable interest from experienced restaurateurs to franchise or joint venture the concept.  Prior to aggressively pursuing this option, however, we intend to further demonstrate the brand’s appeal through the development of additional company-operated restaurants.  We believe that by further proving the consumer acceptance and successful financial performance of the brand we will attract the highest quality development partners.  Our goal is to continue to explore and refine purchasing efficiencies, menu engineering and product development, labor efficiencies, restaurant staffing strategies and restaurant operating systems to reduce the total combined cost of sales and total labor and benefits costs (“Prime Costs”) for the Bad Daddy’s concept.

3.
Remodel/Refresh our Good Times restaurants.  There are two levels to our remodel program that began in fiscal 2012: a refreshing of the restaurant exterior that includes painting, landscaping, new exterior finishes, new graphics and signage and upgraded patio accoutrements; and a larger scale remodeling of the restaurant that includes new dining room finishes and décor and the rebuilding of select locations.  We have remodeled one and refreshed thirteen company-owned restaurants, and refreshed four franchised restaurants to date, and plan on refreshing and remodeling additional company-owned and franchised locations during fiscal 2016 and 2017.  We anticipate that Good Times will generate sufficient cash flow from operations in fiscal 2016 and 2017 to fund its refresh and remodel capital expenditures.  The specific sales increases attributable to the remodel/refresh program are difficult to quantify due to the overall sales growth in all our restaurants.  However, we believe that the refresh and remodel investment brings the restaurants up to our current brand standards, improves the appearance and street appeal of the restaurants, improves the overall customer experience and supports the brand’s quality positioning.

4.
Expand the number of Good Times Burger & Frozen Custard locations.  We opened two new locations in Denver during fiscal 2015 and have one purchase agreement signed and additional sites under negotiation in Colorado for future development.  In evaluating the cost of real estate, the competitive environment and the cost of labor in new markets outside of Colorado for potential development of Good Times, we believe it is in our best interest to continue to develop Good Times in Colorado as sties become available and focus our new unit growth on Bad Daddy’s.

5.
Increase same-store sales in both brands.  We intend to continue to focus on increasing our same-store sales, although we believe the rate of increase is likely to moderate as we compare to a high rate of prior year increases.  We plan to further strengthen our fresh, handcrafted, all natural brand position with menu innovation and quality improvements in each of our menu categories, such as our recent introduction of all natural Bacon, Smothered Fries, Summer Shakes, and all natural Flavored Tenders. We will also continue our broadcast marketing program while expanding our social media activities to elevate our online consumer facing conversation around the attributes of our all natural platform for each of our core products.  We believe that the completion of the remodeling and reimaging of our Good Times restaurants will positively impact our same-store sales trends over time.  We intend to increase Bad Daddy’s same store sales through continual innovation in both ongoing menu engineering and chef-special temporary menu items that we believe drive increased customer visits as well as the per person average check.  We also plan to promote our local, microbrew craft beer selections at each restaurant and increase our employees’ knowledge of each beer’s attributes and taste profile.  Bad Daddy’s marketing is targeted to individual trade areas, community involvement and “four wall” marketing activities that focus on optimizing the guests’ food, bar and service experience.

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

We lease all of our sites.  When we do purchase and develop a site, we intend to ultimately sell the developed site into the sale-leaseback market under a long term lease.  Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective.  Our site criteria includes a mix of substantial daily traffic, density of at least 30,000 people within a three mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants will focus on urban and suburban upper income demographic areas with median household incomes over $60,000, with a high concentration of daytime employment, upscale retail, movie theaters and hospitals.  We believe the Bad Daddy’s Burger Bar concept has expansion potential in vibrant, growing, upper scale demographic markets, as additional restaurants are developed.

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet.  While our Good Times Burgers & Frozen Custard restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on- and off-site development or land and zoning submittals and modifications.  We estimate that it will take approximately 90 to 105 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued.

Restaurant locations: As of December 16, 2015 we operate or franchise a total of thirty-eight Good Times restaurants, of which thirty-six are in Colorado. Two of the restaurants are in Wyoming and are “dual brand,” operated pursuant to a Dual Brand Test Agreement with Taco John’s International.  Additionally, we operate or franchise a total of fifteen Bad Daddy’s Burger Bar locations, of which five are in Colorado, eight are in North Carolina, one is in South Carolina and one is in Tennessee.  One of the North Carolina locations, at Charlotte Douglas International Airport, is operated pursuant to a License Agreement.

	Company-Owned/Co-Developed/Joint Venture
State	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2015	2014	2015	2014	2015	2014
Colorado	27	26	5	2	32	28
North Carolina	0	0	7	0	7	0
Total:	27	26	12	2	39	28

	Franchise/License
State	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2015	2014	2015	2014	2015	2014
Colorado	9	9	0	0	9	9
North Carolina	0	0	1	0	1	0
South Carolina	0	0	1	0	1	0
Tennessee	0	0	1	0	1	0
Wyoming	2	2	0	0	2	2
Total:	11	11	3	0	14	11

In May 2015 we opened a company-owned Good Times restaurant in Centennial, Colorado.  We opened company-owned Bad Daddy’s restaurants in Aurora, Colorado (January 2015), Greenwood Village, Colorado (October 2015), and Centennial, Colorado (December 2015).  In addition, we acquired interests in seven Bad Daddy’s restaurants from BDI in May 2015.

Menu

Good Times Burgers & Frozen Custard

The menu of a Good Times Burgers & Frozen Custard restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, French fries, onion rings, fresh lemonades, soft drinks and frozen custard products plus a breakfast menu consisting of breakfast burritos, orange juice and coffee. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

Our hamburger patties are made with Meyer All Natural, All Angus beef, served on a 4” bun.  Hamburgers and cheeseburgers are garnished with fresh iceberg lettuce, fresh sliced sweet red onions, mayonnaise, guacamole, all natural, nitrate free bacon, and proprietary sauces.  The chicken products include 100% All Natural tenderloins that are hand breaded in each restaurant daily.  Signature chicken products include the “Hand Breaded Tenders,” “Buffalo Chicken Tender,” “Guacamole Bacon Chicken Tender,” and a “Tuscan Chicken.”  Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

All natural Angus beef, chicken and pork are raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open market. We believe that all natural beef, chicken and pork deliver a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer All Natural All Angus Beef, Springer Mountain Farms Chicken and Good Nature Farms pork processes, may also minimize the risk of any food-borne bacteria-related illnesses.

Fresh frozen custard is a premium ice cream (requiring in excess of 10% butterfat content and 1.4% egg yolks) with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts.  The custard is scooped similarly to hard-packed ice cream but is served at a slightly warmer temperature.  The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products.  We serve the frozen custard as vanilla and a flavor of the day in cups and cones, specialty sundaes and “Spoonbenders,” a mix of custard and toppings, and we anticipate it will continue to be a significant percentage of sales as we continue to develop and promote custard products.

The breakfast menu is centered around Hatch Valley Green Chile Burritos made with our own proprietary green chile recipe using Hatch Valley, New Mexico roasted green chiles, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo.  We also offer a premium coffee made by Daz Bog, a Colorado based coffee roaster, and pure 100% orange juice.

Bad Daddy’s Burger Bar

The menu of Bad Daddy’s Burger Bar consists of high quality, handcrafted burgers made from a proprietary chuck blend with unique toppings such as buttermilk country-fried bacon, housemade American cheese, scratch made pesto and our specialty Bad Daddy’s sauce.  The customizable menu options also include artisanal cheeses, tuna, turkey, buffalo and chicken sandwiches.  We also offer recipe or customizable chopped salads, a full gluten free menu and regional menu items that incorporate local flavors.  We also offer appetizers, hand cut fries, house made potato chips, hand spun ice cream milk shakes and desserts.  We offer a variety of craft beers from local breweries and a full bar.

Signature recipes include the “Bad Ass Burger,” “Mama Ricotta’s Burger” and “Emilio’s Chicken Sandwich.”  Chopped Salads include the “Texican Chicken Salad,” the “Stella’s Greek Salad” and create your own salad options.  The craft beer and cocktail menus include local craft microbrews in each market.  We’ve partnered with Full Sail Brewing Company for our own “Bad Daddy’s Amber Ale”.  We offer a cocktail menu that uses fresh-squeezed housemade sours and fresh garnishes including the “Bad Ass Margarita”, “Bad Betty” and “Southern Hospitalitea.”

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu, including rotating chef specials with flavor profiles unique to Bad Daddy’s.

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

Media is an important component of building our brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on cable television media during fiscal 2014 and fiscal 2015.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.   We augment our cable television advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products.

We plan to continue to be active in digital and social media in order to create more customer engagement with our brand and to target specific consumer segments.  We anticipate leveraging our customer email database and website to create cost effective channels to target existing customers and increase their frequency.

Bad Daddy’s Burger Bar

Our marketing strategy for Bad Daddy’s Burger Bar focuses on iconic, in-store merchandising materials and local store marketing to the surrounding trade area around each restaurant, including public relations and community based events.  The focus is not on market wide promotions or marketing but on the in-store customer experience, building word of mouth reputation and recommendations and local public relations based on the prior awards and recognitions received by Bad Daddy’s.  We utilize trade area specific direct mail materials, particularly in support of new restaurant openings, to drive trial and initial awareness as well as targeted social media marketing.  We have developed an expanded menu of rotating chef specials featuring unique taste profiles and local ingredients for burgers, salads, sandwiches and appetizers, supported by trade area specific beer offerings and bar promotions.

Operations

We maintain separate operating teams for each of our concepts and have extensive operating, training and quality control systems in place.

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

Bad Daddy’s Burger Bar was developed as a chef driven concept and utilizes a team of four to six managers in our operations at each restaurant. Managers are trained in back of the house skills (prep, kitchen positions, line management), front of the house service positions (host, server, bar) and all management functions.  As a full service concept, the experience, qualifications and compensation differs from Good Times Burgers & Frozen Custard and we recruit and train a separate operating team for Bad Daddy’s Burger Bar operations.  Our managers participate in a bonus pool for each restaurant based on a percentage of sales.  Bonuses are awarded based on achieving financial, customer service and people development goals and metrics.

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

We use several sources of customer feedback to evaluate each restaurant’s service and quality performance, including an extensive secret shopper program telephone surveys, website comments and a customer feedback tool that aggregates all social media comments as well as store by store surveys each week for each restaurant.  We believe that information will assist us in evaluating opportunities for improved execution of the customer experience.

Training

We strive to maintain quality and consistency in each of our restaurants for both Good Times and Bad Daddy’s through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight to ten week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously.  All of our training and development is based upon a “train, test, certify, re-train” cycle around standards and operating processes at all levels.   We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.  Additionally we have a library of video training tools to drive training efficiencies and consistency at both brands.

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

Franchising

For Good Times Burgers & Frozen Custard, we have prepared form area rights and franchise agreements, a Franchise Disclosure Document (“FDD”) and advertising material to be utilized in soliciting prospective franchisees.  However, we have not been actively soliciting new Good Times franchisees.  We have historically sought to attract franchisees that are experienced restaurant operators, are well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  We are not currently soliciting new franchisees and anticipate focusing on building additional company-owned Good Times Burgers & Frozen Custard restaurants.

We estimate that it will cost a Good Times Burgers & Frozen Custard franchisee on average approximately $1,000,000 to $1,300,000 to open a restaurant with dining room seating, including pre-opening costs and working capital, assuming the land is leased.  A franchisee typically will pay a royalty of 4% of net sales, an advertising materials fee of at least 1.5% of net sales, plus participation in regional advertising up to an additional 4% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant.  Among the services and materials that we provide to franchisees are site selection assistance, plans and specifications for construction of the Good Times Burgers & Frozen Custard restaurants, an operating manual, which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurants.

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

We have entered into nine Good Times Burgers & Frozen Custard franchise agreements in the greater Denver metropolitan area and two dual-branded franchised restaurants operate in Gillette and Sheridan, Wyoming.  In addition, seven joint-venture restaurants are operating in the Denver metropolitan area media market.

For Bad Daddy’s Burger Bar, we have a current FDD, form area rights and franchise agreements, and two existing franchise agreements signed.  We anticipate that a franchisee will typically pay a royalty of 4% to 5% of net sales and will participate in an advertising fund and local advertising by contributing up to 2% of net sales.   Initial development and franchise fees are projected to be $35,000 per restaurant.  We estimate that it will cost a Bad Daddy’s Burger Bar franchisee $590,000 to $1,382,000 to open a 3,000 to 3,800 square foot restaurant in an in-line or end-cap retail center, based on the BDFD Franchise Disclosure Document and our knowledge of the development costs of the existing Bad Daddy’s Burger Bar restaurants.  We currently have two franchise agreements for one restaurant in South Carolina and one restaurant in Tennessee, and a license agreement for a location in the Charlotte International Airport.

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

We currently purchase 100% of the food and paper supplies for our Good Times Burgers & Frozen Custard restaurants and the majority of the food and paper supplies for our Colorado Bad Daddy’s restaurants from Food Services of America.  In our North Carolina Bad Daddy’s restaurants we currently purchase the majority of our food and paper supplies from US Foods.  In addition, we maintain multiple approved suppliers for all key components of our menu to mitigate risk and ensure supply.  Suppliers are chosen based upon their ability to provide (i) a continuous supply of product that meets all safety and quality specifications, (ii) logistics expertise and freight management, (iii) product innovation and differentiation, (iv) customer service, (v) transparency of business relationships and (vi) competitive pricing.  Specified products are distributed to all restaurants through Food Services of America or US Foods under negotiated contracts directly to our restaurants two to four times per week depending on restaurant requirements.  We do not believe that the current reliance on this sole distributor will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased with little or no interruption in service.  We do not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices.

Employees

At September 30, 2015, we had approximately 1,431 employees of which 1,232 are hourly employees and 199 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

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

Bad Daddy’s Burger Bar competes with both local and national grill and bar concepts and gourmet, “better burger” concepts.  As the concept is expanded, Bad Daddy’s Burger Bar will compete against concepts such as Red Robin, Chili’s, Burger Lounge, The Counter, and Bobby’s Burger Palace.  There are other burger-centric fast casual concepts such as Five Guys Burgers & Fries and Smashburger that operate at a lower average customer check than Bad Daddy’s Burger Bar and others such as Zinburger, Bare Burger and Five Napkin Burger that operate with a higher average customer check.  We believe that Bad Daddy’s Burger Bar has an advantage in the handcrafted quality of our food, distinctiveness of its atmosphere and uniqueness of its menu offerings.  Nevertheless, Bad Daddy’s Burger Bar may be at a competitive disadvantage to other restaurant chains with greater name recognition.

Intellectual Property

We have registered our mark “Good Times Burgers & Frozen Custard” federally.  We received approval of our federal registration of “Good Times” in 2003.  In addition we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “Big Daddy Bacon Cheeseburger,” “Chicken Dunkers,” “Happiness Made To Order,” “Mighty Deluxe.”  Our trademarks expire between 2016 and 2025.

We have registered the mark “Bad Daddy’s Burger Bar” with the United States Patent and Trademark Office.

Government Regulation

Each of our restaurants is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located.  Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant.  Federal and state environmental regulations have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions.  In addition, we are subject to the Americans with Disabilities Act, which requires restaurants and other facilities open to the public to provide for access and use of facilities by the handicapped.  Management believes that we are in compliance with the Americans with Disabilities Act.  Beginning in 2015, we became subject to the Affordable Care Act which requires us to have the required health insurance benefits for eligible employees.

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

Special Note About Forward-Looking Statements

This Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbors created thereby.  A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions.  Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  Forward-looking statements are related to, among other things:

•	the effects of our recent completion of the acquisition of BDI;

•	realizing the synergies contemplated by the acquisition of BDI;

•	effectively and timely integrating BDI;

•	business objectives and strategic plans;

•	operating strategies;

•	our ability to open and operate additional restaurants profitably and the timing of such openings;

•	restaurant and franchise acquisitions;

•	anticipated price increases;

•	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

•	estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

•	anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

•	future capital expenditures;

•
our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2016;

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

ITEM 1A.             RISK FACTORS

You should consider carefully the following risk factors before making an investment decision with respect to our securities. You are cautioned that the risk factors discussed below are not exhaustive.

Risk Related to the Company

We have accumulated losses.

We have incurred losses in every fiscal year in our 28 years since inception except in four fiscal years.  As of September 30, 2015 we had an accumulated deficit of $20,804,000.  We may have a loss for the current fiscal year ending September 30, 2016.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same-store sales for the past 21 consecutive quarters at Good Times.  Additional same-store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.  If our same-store sales decrease, and our other operating costs increase, our ability to attain profitability will be adversely affected.

New restaurants, when and if opened, may not be profitable, if at all, for several months.

We anticipate that our new restaurants, when and if opened, will generally take several months to reach normalized operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train a sufficient number of employees, operating costs which are often materially greater during the first several months of operation than thereafter, preopening costs and other factors.  In addition, restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant level operating expense ratios than in existing markets.  Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

Our operations are susceptible to the cost of and changes in food availability which could adversely affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food costs.  Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain.  We enter into annual contracts with our chicken and other miscellaneous suppliers.  Our contracts for chicken are fixed price contracts.  Our contracts for beef are generally based on current market prices plus a processing fee.  Changes in the price or availability of our all natural chicken or beef supply or other commodities could materially adversely affect our profitability.  We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results.  In addition, we may not be able to pass along higher costs through price increases to our customers.

Macroeconomic conditions could affect our operating results.

If the economy experiences an economic downturn or there are uncertainties regarding economic recovery, consumer spending and the unemployment rate may be affected, which may adversely affect our sales in the future.  A proliferation of heavy discounting by our major competitors may also negatively affect our sales and operating results.

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

Locating our restaurants in high-traffic and readily accessible areas is an important factor for our success.  Our Good Times Burgers & Frozen Custard drive-through restaurants require sites with specific characteristics and there are a limited number of suitable sites available in our geographic markets.  We intend to continue to locate Bad Daddy’s Burger Bar restaurants in leased in-line and end-cap retail locations in contrast to freestanding locations for Good Times Burgers & Frozen Custard locations.  Since suitable locations are in great demand, in the future we may not be able to obtain optimal sites for either of our restaurant concepts at a reasonable cost.  In addition, we cannot assure you that the sites we do obtain will be successful.

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

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our President and Chief Executive Officer Scott LeFever, our Vice President of Operations for Good Times Drive-Thru Inc.  Although we have entered into an employment agreement with Mr. Hoback, he may voluntarily terminate his employment with us at any time.  In addition, we do not currently maintain key-person insurance on Messrs. Hoback’s, or LeFever’s, life.  The loss of Messrs. Hoback’s or LeFever’s services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

Labor shortages could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy employees.  Qualified individuals needed to fill these positions are in short supply in some areas.  The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business.  Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.  Most of our employees are paid market wages on an hourly basis that are influenced by applicable minimum wage regulations.  Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

We are subject to extensive government regulation that may adversely hinder or impact our ability to govern various aspects of our business including our ability to expand and develop our restaurants.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food. Our failure to maintain necessary governmental licenses, permits and approvals, including food licenses, could adversely affect our operating results.  Difficulties or failures in obtaining the required licenses and approvals could delay, or result in our decision to cancel, the opening of new restaurants.  Local authorities may suspend or deny renewal of our food licenses if they determine that our conduct does not meet applicable standards or if there are changes in regulations.

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

Our Bad Daddy’s Burger Bar restaurants are also subject to state and local laws that regulate the sale of alcoholic beverages.  Alcoholic beverage control regulations govern various aspects of these restaurants’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.  Typically, licenses to sell alcoholic beverages require annual renewal and may be suspended or revoked at any time for cause, the definition of which varies by locality.  The failure of any of our Bad Daddy’s Burger Bar restaurants to timely obtain and maintain any required licenses, permits or approvals to serve alcoholic beverages could delay or prevent the opening of a new restaurant or prevent regular day-to-day operations, including the sale of alcoholic beverages, at a restaurant that is already operating, any of which would adversely affect our business.

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

Bad Daddy’s Burger Bar is subject to all of the risks of a relatively new business, including competition, and there is no guarantee of a return on our capital investment.

Bad Daddy’s Burger Bar is a relatively new business concept.  Existing Bad Daddy’s Burger Bar restaurants have been in existence for approximately six years and are currently located in Colorado, North Carolina, South Carolina and Tennessee.  Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful.  There is no guarantee that we will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when such franchises are granted, the restaurants developed by franchisees will be successful.  There is also substantial uncertainty that the franchising business will be successful in view of the facts that we have sold only two Bad Daddy’s Burger Bar restaurant franchises to date and that the restaurant franchising business is very competitive.

We may be unable to integrate the BDI business successfully and realize the anticipated benefits of the acquisition.

The acquisition of BDI involves the combination of two companies that previously operated as independent companies. We must devote significant management attention and resources to integrating business practices, cultures and operations of each business. Potential difficulties we may encounter as part of the integration process include the following:

•
the inability to successfully combine our business as it existed prior to the acquisition with BDI in a manner that permits us to achieve the synergies and other benefits contemplated by the acquisition;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of BDI in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•
potential unknown liabilities, liabilities that are significantly larger than we anticipated and unforeseen increased expenses associated with the acquisition, including cash costs to integrate the two businesses that may exceed the cash costs that we anticipated; and

•	challenges coordinating geographically separate organizations.

Accordingly, the contemplated benefits of the BDI acquisition may not be realized fully, or at all, or may take longer to realize than expected.

We have little familiarity with the geographic region in which BDI operates, which is different than the region we operated in prior to the acquisition.

BDBB restaurants have historically been concentrated in and around the mid-Atlantic region of the United States, whereas all of our Company-operated restaurants were historically located in Colorado.  The mid-Atlantic region is a new market for us, and our unfamiliarity with the laws, regulatory environment, and employment conditions of a different geographic region may result in our having to devote significant expense as well as time and focus from our management team to effectively operate restaurants there.

We do not have a proven track record of operating in the “small box” better burger casual dining segment.

We have historically operated in the quick service restaurant segment, while BDBB operates in the “small box” better burger casual dining segment.  We have operated a limited number of Bad Daddy’s Burger Bar restaurants since February 2014 and thus do not have a proven track record of operating in the “small box” better burger casual dining.  Realizing the contemplated benefits from expanding into a new segment of casual dining may take significant time and resources and may depend upon our ability to successfully develop familiarity in the “small box” better burger casual dining segment.

Risks Related to the Ownership of Our Common Stock

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Small Island Investments Limited, Rest Redux, LLC, Manatuk Hill Partners, LLC and Hoak Public Equities, LP together beneficially own approximately 20% of our outstanding common stock.    This concentration of ownership and voting power may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interests of our other stockholders.

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

If our internal controls are not adequate, we may discover errors in our financial and other reporting that will require significant resources to remedy and could subject us to additional fines.

Public companies in the United States are required to review their internal controls as set forth in the Sarbanes-Oxley Act of 2002.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.  If the internal controls put in place by us are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”), we may be forced to restate our financial statements and take other actions which will take significant financial and managerial resources, as well as be subject to fines and other government enforcement actions.

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

The price of our common stock may fluctuate significantly.

The trading price of our shares of common stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations. This volatility may affect the price at which you could sell your common stock. The market price of our common stock is likely to continue to be volatile and may fluctuate significantly in response to many factors, including:

•	operating results that vary from the expectations of management, securities analysts and investors;

•	developments in our business;

•	the operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	negative economic conditions that adversely affect the economy, commodity prices, the job market and other factors that may affect the markets in which we operate;

•	publication of research reports about us or the sectors in which we operate generally;

•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	the realization of any of the other risk factors included in this prospectus supplement or the prospectus.

Holders of our common stock will be subject to the risk of volatile and depressed market prices of our common stock. In addition, many of the factors listed above are beyond our control. These factors may cause the market price of our common stock to decline, regardless of our financial condition, results of operations, business or prospects. It is impossible to assure investors in our common stock that the market price of our common stock will not fall in the future.

Sales of a substantial number of shares of our common stock in the public market by our existing shareholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

There may be future sales or other dilution of our equity, which may adversely affect the market price of the shares of our common stock and/or dilute the value of shares of our common stock.

We are not restricted from issuing, and stockholder approval is not required in order to issue, additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock, except any stockholder approval required by The NASDAQ Capital Markets. We have in the past, and may in the future, sell such equity and equity-linked securities. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our shares of common stock. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our shares of common stock. The market price of our common stock may be adversely affected if we issue additional shares of our common stock.

You may not receive dividends on the shares of our common stock.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We have no plans to pay cash dividends on our common stock in the foreseeable future.

Provisions in our articles of incorporation and bylaws and provisions of Nevada law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

We are subject to anti-takeover laws for Nevada corporations.  These anti-takeover laws prevent a Nevada corporation from engaging in a business combination with any stockholder, including all affiliates and associates of the stockholder, who is the beneficial owner of 10% or more of the corporation’s outstanding voting stock, for two years following the date that the stockholder first became the beneficial owner of 10% or more of the corporation’s voting stock, unless specified conditions are met.  If those conditions are not met, then after the expiration of the two-year period the corporation may not engage in a business combination with such stockholder unless certain other conditions are met.

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

•
state that special meetings of our stockholders may be called only by the chairman of the board of directors, the president or any two directors and must be called by the president upon the written request of the holders of 25% of the outstanding shares of capital stock entitled to vote at such special meeting; and

•	provide that the authorized number of directors is no more than seven, as determined by our board of directors.

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to stockholders for their common stock.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and liquidation.

In the future, we may issue debt or equity securities or securities convertible into or exchangeable for equity securities, or we may enter into debt-like financing that is unsecured or secured by any or all of our properties. Such securities may be senior to our common stock with respect to distributions. In addition, in the event of our liquidation, our lenders and holders of our debt and preferred securities would receive distributions of our available assets before distributions to the holders of our common stock.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We currently lease approximately 7,327 square feet of space for our executive offices in Lakewood, Colorado for approximately $139,000 per year under a sublease agreement which expires in October 2016.  We plan to lease new executive office space prior to October 31, 2016.

Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,100 to 2,400 square feet for our prototype building with a 45 to 70 seat dining room. We do not own any of the land underlying these restaurants and either lease the land or the land and building.  In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet.  The buildings are situated on lots of approximately 18,000 to 50,000 square feet.  Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report.  We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale-leaseback agreements.

Our twelve Bad Daddy’s restaurants are leased spaces of approximately 3,000 to 4,000 square feet in retail developments located in Colorado and North Carolina.  We intend to lease additional in-line and end-cap spaces in retail developments for new Bad Daddy’s locations.

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

	2014			2015
QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

December 31, 2013	$ 2.93	$ 2.06	December 31, 2014	$ 7.75	$ 4.81
March 31, 2014	$ 3.12	$ 2.50	March 31, 2015	$ 8.73	$ 6.60
June 30, 2014	$ 4.07	$ 2.75	June 30, 2015	$ 10.19	$ 6.58
September 30, 2014	$ 6.12	$ 2.92	September 30, 2015	$ 9.50	$ 5.80

As of December 16, 2015 there were approximately 138 holders of record of our Common Stock.  However, management estimates that there are not fewer than 3,331 beneficial owners of our Common Stock.

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

Disclosure with Respect to our Equity Compensation Plans: We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options and restricted stock grants issued under our 2001 Good Times Restaurants Stock Option Plan.  Pursuant to stockholder approval in February 2014 the total number of shares available for issuance under the 2008 plan was increased to 1,000,000. For additional information, see Note 8, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 30, 2015.

Equity Compensation Plan Information:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	688,870	$4.14	264,253

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 8 hereof.

The following presents certain historical financial information.  This financial information includes the combined operations of the Company and its subsidiaries for the fiscal years ended September 30, 2011 to 2015. Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

	Years ended September 30, (in thousands)

Operating Data:	2015	2014	2013	2012	2011
Restaurant sales	$43,517	$27,368	$22,523	$19,274	$20,183
Franchise fees and royalties	540	375	369	432	420
Total Net Revenues	44,057	27,743	22,892	19,706	20,603
Restaurant Operating Costs
Food and packaging costs	14,567	9,273	7,655	6,592	7,241
Payroll and other employee benefit costs	14,387	8,915	7,809	6,691	7,043
Occupancy and other operating costs	7,179	4,599	4,345	3,939	4,172
New store pre-opening costs	784	669	99	-	-
Depreciation and amortization	1,246	636	719	795	888
Total restaurant operating costs	38,163	24,092	20,627	18,017	19,344
Selling, General & Administrative costs	5,365	3,790	2,608	2,154	2,038
Acquisition costs	648	-	-	-	-
Franchise costs	111	96	67	60	70
Loss (Gain) on restaurant assets	9	(16)	(18)	(51)	(184)
Loss from Operations	$(239)	$(219)	$(392)	$(474)	$(665)
Other Income and (expenses)
Unrealized gain (loss) on interest rate swap	-	-	-	20	27
Other income (expense)	(7)	(10)	(6)	(15)	22
Affiliate investment income (loss)	(5)	(146)	(102)	-	-
Interest income (expense), net	(49)	5	(44)	(199)	(279)
Total other income (expense)	(61)	(151)	(152)	(194)	(230)
Net Loss	$(300)	$(370)	$(544)	$(668)	$(895)
Income attributable to non-controlling interest	(491)	(320)	(143)	(109)	(118)
Net Loss attributable to Good Times Restaurants Inc	$(791)	$(690)	$(687)	$(777)	$(1,013)
Preferred stock dividends	-	59	120	-	-
Net Loss attributable to common shareholders	$(791)	$(749)	$(807)	$(777)	$(1,013)
Basic and Diluted Loss Per Share	$(.08)	$(.12)	$(.27)	$(.29)	$(.42)
Balance Sheet Data:
Working Capital (Deficit)	$7,470	$7,841	$4,834	$848	$(488)
Total assets	48,228	16,881	9,875	7,061	6,999
Long-term debt	1,104	219	94	139	2,067
Non-controlling interests	1,615	279	242	203	215
Total stockholders' equity	$38,257	$13,321	$7,321	$3,260	$2,520

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We operate as two reportable business segments: Good Times Burgers and Frozen Custard restaurants (“Good Times”) and Bad Daddy’s Burger Bar restaurants (“Bad Daddy’s”).  All of our Good Times restaurants compete in the quick-service drive-through dining industry while our Bad Daddy’s restaurants compete in the full-service upscale casual dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Refer to note 12, Segment Reporting, in the notes to our consolidated financial statements for more information.

The following tables present information about our reportable segments for the respective periods:

	Fiscal Year		Fiscal Year
	2015		2014
Good Times:
Restaurant sales	$28,521	98.7%	$25,565	98.6%
Franchise revenues	380	1.3%	375	1.4%
Restaurant operating costs:
Food and packaging	9,734	34.1%	8,655	33.8%
Payroll and employee benefits	8,967	31.5%	8,092	31.7%
Occupancy and other	4,768	16.7%	4,237	16.6%
Depreciation & amortization	678	2.4%	563	2.2%
Preopening costs	172	0.6%	6	0.0%
Total restaurant operating costs	$24,319	85.3%	$21,553	84.3%
General & administrative costs	2,773	9.6%	2,483	9.6%
Advertising costs	1,188	4.1%	947	3.6%
Franchise costs	92	0.3%	96	0.4%
Loss (Gain) on restaurant assets	9	(0.0%)	(16)	(0.1%)
Income from Operations	$520	1.8%	$877	3.4%

Bad Daddy’s (1):
Restaurant sales	$14,996	98.9%	$1,803	100.0%
Franchise revenues	160	1.1%	0	0.0%
Restaurant operating costs:
Food and packaging	4,833	32.2%	618	34.3%
Payroll and employee benefits	5,420	36.1%	823	45.6%
Occupancy and other	2,411	16.1%	362	20.1%
Depreciation & amortization	568	3.8%	73	4.1%
Preopening costs	612	4.1%	663	36.8%
Total restaurant operating costs	$13,844	92.3%	$2,539	140.9%
General & administrative costs	1,328	8.8%	320	17.8%
Advertising costs	76	0.5%	40	2.3%
Acquisition costs	648	4.3%	0	0.0%
Franchise costs	19	0.1%	0	0.0%
Loss (Gain) on restaurant assets	0	0.0%	0	0.0%
Loss from Operations	$(759)	(5.0%)	$(1,096)	(60.8%)

Restaurant operating costs are expressed as a percentage of restaurant sales

(1) For fiscal year 2015, the information includes revenues and costs related to the acquisition of BDI in May 2015.

Good Times restaurants:

We currently operate twenty-seven company-owned and joint venture Good Times restaurants – all in the state of Colorado.  In addition we have eleven Good Times franchise restaurants, nine operating in Colorado and two in Wyoming.

Same store sales at our Good Times restaurants increased 14.6% in fiscal 2014 compared to fiscal 2013, and increased 6.9% in fiscal 2015 compared to fiscal 2014. These results reflect the continuation of the positive momentum we have experienced since fiscal 2011. The increase in fiscal 2015 is comprised of an approximate 3.5% increase in menu pricing and an approximate 3.4% increase in customer traffic.

Our outlook for fiscal 2016 for Good Times is cautiously optimistic based on the last five years of positive sales trends; however, our sales trends are influenced by many factors. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.  We plan to open one additional Good Times restaurant in fiscal 2016.

Bad Daddy’s restaurants:

We currently operate twelve company-owned and joint venture Bad Daddy’s restaurants—five in Colorado and seven in North Carolina.   We also license one restaurant in North Carolina and have a franchise restaurant in South Carolina and a franchise restaurant in Tennessee.  The North Carolina restaurants were all acquired in the acquisition of BDI in May 2015, as described below.  Subsequent to fiscal year end, we opened two additional Bad Daddy’s restaurants in the Denver metropolitan area, and we expect to open several more during fiscal 2016.

Acquisition of Bad Daddy’s International, LLC

In May 2015, we completed our acquisition of all of the membership interests in Bad Daddy’s International, LLC from five sellers.  As of the date of the acquisition, BDI owned all of the member interests in four limited liability companies, each of which owned and operated a Bad Daddy’s Burger Bar restaurant in North Carolina.  In addition, BDI owned a portion of the member interests in three other limited liability companies, each of which also owned a Bad Daddy’s Burger Bar restaurant in North Carolina.  BDI owns the intellectual property associated with the Bad Daddy’s Burger Bar concept and owns 52% of the member interests in Bad Daddy’s Franchise Development, LLC (“BDFD”), which has granted franchises for the ownership and operation of Bad Daddy’s Burger Bar restaurants in South Carolina and Tennessee.  Prior to the acquisition, the Company owned the other 48% of BDFD.

The aggregate price paid by the Company for the purchase of BDI was $21,402,000, comprised of $18,988,000 payable in cash and a one-year secured promissory note bearing interest at 3.25% in the amount of $2,414,000.  To finance the acquisition in May 2015, we issued an additional 2,783,810 shares of our common stock at a price to the public of $8.15 per shares.

The table below presents the proforma revenue and net income for the fiscal years ended September 30, 2015 and 2014, assuming the acquisition had occurred on October 1, 2013.  This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods.

	Fiscal Year Ended
	September 30,(1)
	2015	2014
Revenues	$54,416	$42,744
Net income	$619	($147)
Net income (loss) attributable to Good Times Restaurants, Inc.	$159	($636)
Net income (loss) attributable to common shareholders	$159	($695)
Basic and diluted income (loss) per share	$.01	($.07)

(1)      Net income during the fiscal year ended September 30, 2014 includes acquisition related costs of $648,000.

For additional information, see Note 2 to the Consolidated Statements of Operations for the years ended September 30, 2015 and 2014 included elsewhere in this Annual Report on Form 10-K.

Results of Operations for Fiscal 2015 Compared to Fiscal 2014

Net Revenues: Net revenues for fiscal 2015 increased $16,314,000 (+58.8%) to $44,057,000 from $27,743,000 for fiscal 2014, of which $2,961,000 came from the Good Times restaurants and $13,353,000 from the Bad Daddy’s restaurants.

Good Times restaurant sales increased $2,956,000 to $28,521,000 from $25,566,000 in fiscal 2014. Same store restaurant sales increased 6.9% during fiscal 2015 compared to fiscal 2014. Restaurants are included in same store sales after they have been open a full fifteen months.  Restaurant sales increased from the prior year due to the same store sales increase and the opening of two new restaurants during fiscal 2015.  The total menu price increases taken during fiscal 2014 were 4.4% and we took an additional 1% menu price increase in October 2014.  Between January and May 2015 we took additional menu price increases of 2.35%.  Franchise revenues increased $5,000 in fiscal 2015 due to an increase in Good Times franchise royalties and fees.

Average Good Times restaurant sales for company-operated restaurants open the entire fiscal year for fiscal 2014 and 2015 were as follows:

	Fiscal 2015	Fiscal 2014
Company-operated	$1,091,000	$1,035,000

During fiscal 2015, company-operated Good Times restaurants’ sales ranged from a low of $802,000 to a high of $1,896,000.

Bad Daddy’s restaurant sales for fiscal 2015 were $14,996,000, which includes sales of $7,518,000 for two Bad Daddy’s restaurants open the entire fiscal year and one new Bad Daddy’s restaurant that opened in January 2015, it also includes sales of $7,478,000 for the seven Bad Daddy’s restaurants acquired from BDI in May 2015. Additionally, net revenues increased $160,000 compared to fiscal 2014 due to Bad Daddy’s franchise royalties and license fees which are all associated with the BDI acquisition.

For factors which may affect future results of operations, please refer to a discussion of planned product and system changes discussed in the section entitled “Our Growth Strategies” in Item 1 of this Annual Report on Form 10-K.

Food and Packaging Costs: For fiscal 2015, food and packaging costs increased $5,294,000 from $9,273,000 (33.5% of restaurant sales) in fiscal 2014 to $14,567,000 (33.9% of restaurant sales).

Good Times food and packaging costs were $9,734,000 (34.1% of restaurant sales) in fiscal 2015, up from $8,655,000 (33.9% of restaurant sales) in fiscal 2014. We experienced unprecedented cost increases in beef and bacon from January to September 2014, with beef and bacon prices increasing approximately 38% and 29%, respectively.  We experienced some moderation in commodity costs during our second and third fiscal quarters of 2015.

Bad Daddy’s food and packaging costs were $4,833,000 (32.2% of restaurant sales) in fiscal 2015, up from $618,000 (34.3% of restaurant sales) in fiscal 2014. $2,502,000 of the $4,215,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $1,713,000 was attributable to the two Bad Daddy’s restaurants open the entire fiscal year and one new Bad Daddy’s restaurant that opened in January 2015.

Payroll and Other Employee Benefit Costs: For fiscal 2015, payroll and other employee benefit costs increased $5,472,000 from $8,915,000 (32.6% of restaurant sales) in fiscal 2014 to $14,387,000 (33.1% of restaurant sales).

Good Times payroll and other employee benefit costs were $8,967,000 (31.4% of restaurant sales) in fiscal 2015, up from $8,092,000 (31.7% of restaurant sales) in fiscal 2014. The $875,000 increase in payroll and other employee benefit expenses is primarily due to the increase in restaurant sales. Because payroll costs are semi-variable in nature, they normally decrease as a percentage of restaurant sales when there is an increase in restaurant sales. Payroll and other employee benefits increased approximately $529,000 in fiscal 2015 due to two new restaurants opened in the fiscal year, one in November 2014 and one in May 2015.

Bad Daddy’s payroll and other employee benefit costs were $5,420,000 (36.1% of restaurant sales) for fiscal 2015 up from $823,000 (45.6% of restaurant sales) in fiscal 2014. $2,582,000 of the $4,597,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $2,015,000 was attributable to the two Bad Daddy’s restaurants open the entire fiscal year and one new Bad Daddy’s restaurant that opened in January 2015.

Occupancy and Other Operating Costs: For fiscal 2015, occupancy and other operating costs increased $2,580,000 from $4,599,000 (16.8% of restaurant sales) in fiscal 2014 to $7,179,000 (16.5% of restaurant sales).

Good Times occupancy and other operating costs were $4,768,000 (16.7% of restaurant sales) in fiscal 2015, up from $4,237,000 (16.6% of restaurant sales) in fiscal 2014. The $530,000 increase in occupancy and other costs is primarily attributable to:

•	Increase of $300,000 in occupancy and other restaurant operating costs due to the two new restaurants opened in fiscal 2015.

•	Increases in various other restaurant operating costs of $230,000 at existing restaurants comprised primarily of repairs and maintenance, restaurant supplies and bank fees.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy and other operating costs were $2,411,000 (16.1% of restaurant sales) for fiscal 2015 up from $362,000 (20.1% of restaurant sales) in fiscal 2014. $1,186,000 of the $2,049,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $863,000 was attributable to the two Bad Daddy’s restaurants open the entire fiscal year and one new Bad Daddy’s restaurant that opened in January 2015.

New Store Preopening Costs: In fiscal 2015, we incurred $784,000 of preopening costs compared to $669,000 in fiscal 2014.

Good Times preopening costs related to the two new restaurants was $172,000 for fiscal 2015.

Bad Daddy’s preopening costs were $612,000 for fiscal 2015 compared to $663,000 in fiscal 2014. All of the preopening costs are related to the newly-developed Bad Daddy’s restaurants.

Depreciation and Amortization Costs: For fiscal 2015, depreciation and amortization costs increased $610,000 from $636,000 in fiscal 2014 to $1,246,000.

Good Times depreciation costs increased $115,000 from $563,000 in fiscal 2014 to $678,000 in fiscal 2015, primarily due to the two new restaurants opened in fiscal 2015.

Bad Daddy’s depreciation costs increased $495,000 from $73,000 in fiscal 2014 to $568,000 in fiscal 2015, $239,000 of the increase was attributable to the North Carolina BDI restaurants acquired in May 2015.

General and Administrative Costs: For fiscal 2015, general and administrative costs increased $1,298,000 from $2,803,000 (10.1% of total revenues) in fiscal 2014 to $4,101,000 (9.3% of total revenue).

The $1,298,000 increase in general and administrative expenses in fiscal 2015 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $577,000
•	Increase in incentive stock compensation cost of $315,000
•	Net increases in all other expenses of $406,000.

General and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands.

Advertising Costs: For fiscal 2015, advertising costs increased $276,000 from $988,000 (3.6% of restaurant sales) in fiscal 2014 to $1,264,000 (2.9% of restaurant sales).

Good Times advertising costs increased $241,000 from $947,000 (3.7% of restaurant sales) in fiscal 2014 to $1,188,000 (4.1% of restaurant sales) in fiscal 2015.  Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

We anticipate that in fiscal 2016 Good Times advertising costs will remain consistent with fiscal 2015 as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4% of restaurant sales.

Bad Daddy’s advertising costs were $76,000 (0.5% of restaurant sales) in fiscal 2015 compared to $40,000 (2.3% of restaurant sales) in fiscal 2014.  The North Carolina BDI restaurants acquired in May 2015 accounted for $29,000 of the increase. Bad Daddy’s advertising costs consist primarily of menu development, printing costs and local store marketing.

Acquisition Costs: For fiscal 2015, acquisition costs were $648,000. All acquisition costs are related to the acquisition of BDI, as discussed under “Acquisition of Bad Daddy’s International, LLC,” and include legal, accounting, other non-recurring integration costs and other professional services related to the transaction.

Franchise Costs: For fiscal 2015, franchise costs increased $15,000 from $96,000 in fiscal 2014 to $111,000. The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals: For fiscal 2015, the loss on restaurant asset disposals was $9,000 compared to a gain of $16,000 in fiscal 2014.  The loss in fiscal 2015 is comprised of a $26,000 deferred gain on a previous sale lease-back transaction offset by $35,000 of losses to write off abandoned equipment and site costs for the Good Times locations.

Loss from Operations: The loss from operations was $239,000 in fiscal 2015 compared to a loss from operations of $219,000 in fiscal 2014.

The increase in loss from operations for the fiscal year is due primarily to matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Franchise Costs” and “Gain on Restaurant Asset Sales” sections above.

Net Loss: The net loss was $300,000 for fiscal 2015 compared to a net loss of $370,000 in fiscal 2014.  The change from fiscal 2014 to fiscal 2015 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections above, as well as 1) an increase in net interest expense of $54,000 compared to the same prior year period; and 2) a decrease in our affiliate investment loss of $140,000 in fiscal 2015 compared to fiscal 2014.

Income Attributable to Non-controlling Interests: For fiscal 2015, the income attributable to non-controlling interests was $491,000 compared to $320,000 in fiscal 2014. The non-controlling interest represents the limited partner’s share of income in the Good Times and Bad Daddy’s joint venture restaurants. The increase is attributable to the increased sales and profitability of the Good Times joint venture restaurants and the acquisition of the BDI joint venture restaurants in May 2015.

Net Loss Attributable to Common Shareholders: For fiscal 2015, the net loss attributable to common shareholders includes dividends of $0 compared to dividends on preferred stock of $59,000 in fiscal 2014.

Liquidity and Capital Resources

Cash and Working Capital:

As of September 30, 2015, we had a working capital excess of $7,470,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that working capital deficits may be incurred in the future and possibly increase when new Bad Daddy’s and Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2016 and beyond.

Financing:

Public Offering: On May 4, 2015 we completed a public offering of 2,783,810 shares of common stock, par value $0.001 per share.  The price to the public was $8.15 per share with an underwriter’s agreement at a price of $7.58 per share.  The public offering resulted in net proceeds of approximately $20.6 million that we primarily used for the acquisition of Bad Daddy’s International and development of additional Bad Daddy’s Burger Bar restaurants.

We intend to use the remaining net proceeds from the offering after the acquisition of BDI for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants, for the development of new Bad Daddy’s Burger Bar restaurants, as working capital reserves and for future investment at the discretion of our Board of Directors.

Bad Daddy’s International Note Payable: In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25% in the amount of $2,414,000, as discussed under “Acquisition of Bad Daddy’s International, LLC.”

United Capital Loan: On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.” As of September 30, 2015, Drive Thru had borrowed approximately $1,314,000 under the Loan Agreement, of which $1,118,000 was borrowed during fiscal 2015.  As of July 1, 2015 Drive Thru could no longer request additional draw downs.

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

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, annual covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio. At September 30, 2015 the company was in compliance with all the required covenants.

Cash Flows:

Net cash provided by operating activities was $3,168,000 for fiscal 2015 compared to net cash provided by operating activities of $1,438,000 in fiscal 2014.  The increase in net cash provided by operating activities for fiscal 2015 was the result of a net loss of $300,000 and non-cash reconciling items totaling $3,468,000 (comprised principally of 1) depreciation and amortization of $1,332,000; 2) $478,000 of stock option compensation expense; 3) an increase in our accretion for deferred rent of $234,000; 4) a $1,442,000 increase in accounts payable; and 5) net decreases in operating assets and liabilities totaling $18,000).

Net cash used in investing activities in fiscal 2015 was $23,715,000 compared to net cash used in investing activities of $3,849,000 in fiscal 2014.  Fiscal 2015 primarily reflects the acquisition of BDI of $17,612,000 (net of cash acquired in the transaction) and $1,521,000 in sale leaseback proceeds and purchases of property and equipment. Purchases of property and equipment were $7,633,000, comprised of the following:

•	$3,389,000 in costs for the development of Bad Daddy’s locations in Colorado

•	$160,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$1,270,000 in costs related to our existing Good Times locations, for reimaging and remodeling

•	$2,415,000 for the development of two Good Times locations, including the purchase of land for a new location that opened on May 5, 2015

•	$321,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$78,000 for miscellaneous capital expenditures related to our corporate office

Net cash provided by financing activities in fiscal 2015 was $24,462,000 compared to $6,162,000 in fiscal 2014.  The fiscal 2015 activity includes net proceeds of $20,618,000 from our public stock offering, principal payments on notes payable and long term debt of $139,000, borrowings on notes payable and long-term debt of $1,118,000, net proceeds from warrant and option exercises of $3,296,000, and distributions to non-controlling interests in partnerships of $431,000.

Contingencies and Off-Balance Sheet Arrangements

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

Critical Accounting Policies and Estimates

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc, which in 2009 were codified into the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

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

Income Taxes: We account for income taxes under the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability, and valuation allowances are adjusted as necessary.  We believe it is more likely than not that the recorded deferred tax assets will be realized.

We are subject to taxation in various jurisdictions. We continue to remain subject to examination by U.S. federal authorities for the years 2012 through 2015. We believe that our income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of September 30, 2015.

Variable Interest Entities: Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  We have three franchisees with notes payable and after analysis we have determined that, while the franchisees are VIE’s, we are not the primary beneficiary of the entities, and therefore they are not required to be consolidated.

Fair Value of Financial Instruments: Fair value is established under a framework for measuring fair value under GAAP and enhances disclosure about fair value measurements.

Business Combination: In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), the total purchase consideration related to the acquisition of BDI was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of May 7, 2015 (the acquisition date). The values for current assets and current liabilities including receivables, prepaid expenses, inventories and accounts payable and other accrued liabilities were determined based on their respective book values which approximated their realizable values.  We estimated the value of property and equipment based on the original cost and remaining life of each asset.  The value of unfavorable lease liabilities was based on the estimate of future rent payments in excess of current fair market value rents.  The value of non-controlling interests were based on the ownership percent of each non-controlling interest multiplied by the estimated net values of the underlying assets of each respective joint venture.  The values of identifiable intangible assets such as Trademarks, Franchise Agreements and Non-compete agreements were determined by an independent Corporate Finance and Business Valuation firm.  The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill which represents benefits expected as a result of the acquisition including sales and unit growth opportunities.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  This new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See index to the consolidated financial statements on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years, Good Times has not had any changes in or disagreements with its independent accountants on matters of accounting or financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of our fiscal year ended September 30, 2015, our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) determined that our controls were not adequate to ensure that all liabilities related to development costs for restaurants that are currently under construction but not yet open were recorded in the proper period.  Accordingly, based on this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, September 30, 2015, as it relates to recording the correct amount of unpaid development costs and the related liability.

The Company’s management team has addressed this weakness by implementing a process of analyzing each new restaurant on a project by project basis to ensure that all development costs and the related liabilities are recorded as of the end of each reporting period.  This process may involve using estimates to record costs incurred but not yet billed for the reporting period.

Management’s Report on Internal Control Over Financial Reporting: We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). We maintain a system of internal controls that is designed to provide reasonable assurance in a cost-effective manner as to the fair and reliable preparation and presentation of the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. We have concluded that, as of September 30, 2015, our internal control over financial reporting was not effective for the reasons described under “Evaluation of Disclosure Controls and Procedures.”

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Nothing to report.

PART III

We will file a definitive proxy statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:

1)	Financial Statements

The Company’s consolidated financial statements are included beginning on pages F-1.

2)	Financial Statement Schedules

All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Company’s consolidated financial statements and related notes thereto.

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description
2.1**
Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)

3.1
Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2
Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3
Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994  (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

3.4
Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)

3.5
Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

3.6
Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)

3.7
Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)

3.8
Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

3.9
Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)

3.10
Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 6, 2013 (File No. 000-18590) and incorporated herein by reference)

3.11
Amendment to Restated Bylaws of Good Times Restaurants Inc. dated May 2, 2014 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

3.12
Amendment to Restated Bylaws of Good Times Restaurants Inc. dated December 18, 2014 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014 (File No. 000-18590) and incorporated herein by reference)

4.1
Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

4.2	Form of 3.25% Promissory Note (previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
10.1
Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1  to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)

10.2
Employment Agreement dated as of October 1, 2007 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)

10.3
First Amendment to Amended and Restated Credit Agreement and Waiver of Defaults dated December 27, 2011 among Good Times Restaurants Inc., Good times Drive Thru, Inc. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)

10.4
Second Amended and Restated Term Note dated December 27, 2011 by Good Times Restaurants Inc. and Good Times Drive Thru, Inc. to Wells Fargo Bank, N.A. (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)

10.5
Financial Advisory Services Agreement dated April 6, 2012 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 11, 2012 (File No. 000-18590) and incorporated herein by reference) and incorporated herein by reference)

10.6
Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.7
Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)

10.8
Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)

10.9
Letter Agreement dated December 5, 2012 between Good Times Restaurants Inc. and GT Burgers of Colorado, Inc. (previously filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.10
Amendment to Financial Advisory Services Agreement dated March 25, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.11
Subscription Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.12
Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC dated April 9, 2013 (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.13
Management Services Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.14
License Agreement dated April 9, 2013 between Bad Daddy’s Franchise Development, LLC and BD of Colorado LLC (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.15
Term Sheet for Joint Venture Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s International, LLC (previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.16
Consent and Waiver of Small Island Investments Limited dated June 3, 2013 (previously filed as Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-1 filed June 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.17
Amendment to Financial Advisory Services Agreement dated September 27, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2013 (File No. 000-18590) and incorporated herein by reference)

10.18
Amendment to Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC, dated October 31, 2013 (previously filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed December 27, 2013 (File No. 000-18590) and incorporated herein by reference)

10.19
Employment Agreement, effective December 1, 2013, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 10, 2014 (File No. 000-18590) and incorporated herein by reference)

10.20
Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

10.21
Registration Rights Agreement, dated May 2, 2014, among Good Times Restaurants Inc., Hoak Public Equities, L.P., and Rest Redux LLC (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

10.22
Agreement between Good Times Restaurants Inc. and Robert Stetson, effective May 2, 2014 (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

10.23
Development Line Loan and Security Agreement, dated July 30, 2014, between Good times Drive Thru, Inc. and United Capital Business Lending, Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)

10.24
Collateral Assignment of Franchise Agreements, Management Agreement, and Partnership Interests, dated July 30, 2014, between Good times Drive Thru, Inc. and United Capital Business Lending, Inc.  (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)

10.25	Promissory Note (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.26	Guaranty Agreement (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.27
Employment Agreement, effective March 31, 2015, by and between Good Times Restaurants Inc. and James Zielke (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 6, 2015 (File No. 000-18590) and incorporated herein by reference)

10.28
Transition Services Agreement, dated April 24, 2015, among Good Times Restaurants Inc. and FS Food Group, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)

10.29
Pledge Agreement, dated May 7, 2015, between Bad Daddy’s International, LLC, Good Times Restaurants Inc. and Joseph F. Scibelli (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)

21.1*	Subsidiaries of the Company
23.1*	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, filed with the SEC on December 29, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended September 30, 2015 and 2014, (ii) the Consolidated Balance Sheets at September 30, 2015 and 2014, (iii) the Consolidated Statement of Stockholders’ Equity at September 30, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
**
The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

December 29, 2015	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Stetson	/s/ Eric W. Reinhard
Robert J. Stetson, Chairman December 29, 2015	Eric W. Reinhard, Director December 29, 2015

/s/ Geoffrey R. Bailey	/s/ Susan M. Knutson
Geoffrey R. Bailey, Director December 29, 2015	Susan M. Knutson, Controller December 29, 2015

/s/ Gary J. Heller	/s/ Alan A. Teran
Gary J. Heller, Director December 29, 2015	Alan A. Teran, Director December 29, 2015

/s/ Boyd E. Hoback	/s/ James K. Zielke
Boyd E. Hoback, Director and President and CEO December 29, 2015	James K. Zielke, Chief Financial Officer December 29, 2015

/s/ Steven M. Johnson
Steven M. Johnson, Director December 29, 2015

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Good Times Restaurants Inc.

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Hein & Associates LLP

Denver, Colorado
December 29, 2015

Good Times Restaurants Inc. and Subsidiaries
Consolidated Balance Sheets (In thousands except share and per share data)

	For the Years Ended September 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,809	$9,894
Receivables	189	150
Prepaid expenses and other	161	55
Inventories	510	282
Notes receivable	59	10
Total current assets	14,728	10,391
PROPERTY AND EQUIPMENT
Land and building	5,054	4,736
Leasehold improvements	10,294	4,710
Fixtures and equipment	12,096	8,796
	27,444	18,242
Less accumulated depreciation and amortization	(13,222)	(12,488)
	14,222	5,754
OTHER ASSETS:
Notes receivable, net of current portion	71	82
Trademarks	3,900	0
Other intangibles, net	117	0
Goodwill	15,066	96
Investment in affiliate	0	502
Deposits and other assets	124	56
	19,278	736
TOTAL ASSETS	$48,228	$16,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$2,617	$69
Accounts payable	2,733	1,085
Deferred income	25	88
Other accrued liabilities	1,883	1,308
Total current liabilities	7,258	2,550
LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	$1,093	$177
Capital lease obligations due after one year	11	42
Deferred and other liabilities	1,609	791
Total long-term liabilities	2,713	1,010
COMMITMENTS AND CONTINGENCIES (Note5)
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, 0 shares issued and outstanding
and outstanding as of September 30, 2015 and 2014, respectively	0	0
Common stock, $.001 par value; 50,000,000 shares
authorized, 12,259,550 and 8,256,591 shares issued and outstanding
as of September 30, 2015 and 2014, respectively	12	8
Capital contributed in excess of par value	57,434	33,047
Accumulated deficit	(20,804)	(20,013)
Total Good Times Restaurants Inc stockholders' equity	36,642	13,042
Non-controlling interests	1,615	279
Total stockholders’ equity	38,257	13,321
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,228	$16,881

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands except share and per share data)

	For the Years Ended September 30,
	2015	2014
NET REVENUES:
Restaurant sales	$43,517	$27,368
Area development and franchise fees	0	6
Franchise royalties	540	369
Total net revenues	44,057	27,743

RESTAURANT OPERATING COSTS:
Food and packaging costs	14,567	9,273
Payroll and other employee benefit costs	14,387	8,915
Restaurant occupancy costs	5,113	3,607
Other restaurant operating costs	2,066	992
Preopening costs	784	669
Depreciation and amortization	1,246	636
Total restaurant operating costs	38,163	24,092

General and administrative costs	4,101	2,803
Advertising costs	1,264	987
Acquisition costs	648	0
Franchise costs	111	96
Loss (Gain) on restaurant asset sale	9	(16)

LOSS FROM OPERATIONS	(239)	(219)

OTHER INCOME (EXPENSES):
Interest income	44	14
Interest expense	(93)	(9)
Other expense	(7)	(10)
Affiliate investment loss	(5)	(146)
Total other expenses, net	(61)	(151)

NET LOSS	$(300)	$(370)

Income attributable to non-controlling interests	$(491)	(320)

NET LOSS ATTRIBUTABLE TO GOOD TIMES RESTAURANTS INC.	$(791)	$(690)

Preferred stock dividends	$0	$59

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(791)	$(749)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Good Times Restaurants Inc.	$(.08)	$(.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,510,105	6,151,603
Diluted	N/A	N/A

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the period from October 1, 2013 through September 30, 2015
(In thousands except share and per share data)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares (1)	Par Value (1)	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, October 1, 2013	355,451	$4	4,926,214	$5	$26,334	$242	$(19,264)	$7,321

Stock issuance expense					(31)			(31)
Stock compensation cost					162			162
Preferred stock conversion	(355,451)	(4)	710,902	1	0			(3)
Warrant exercise			2,609,149	2	6,820			6,822
Warrant exercise costs					(258)			(258)
Stock option exercise			10,326		20			20
Non-controlling interest in Partnerships						37		37
Net loss attributable to Good Times Restaurants Inc and comprehensive loss							(690)	(690)
Preferred stock dividends							(59)	(59)
BALANCES, September 30, 2014	0	$0	8,256,591	$8	$33,047	$279	($20,013)	$13,321

Stock issuance expense					(2,070)			(2,070)
Stock sale			2,783,810	3	22,685			22,688
Stock compensation cost					477			477
Warrant exercise			1,182,600	1	3,251			3,252
Warrant exercise-costs					(31)			(31)
Stock option exercise			36,549		75			75
Non-controlling interests:
Income						491		491
Distributions						(431)		(431)
Acquired through acquisition						1,276		1,276
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss							(791)	(791)

BALANCES, September 30, 2015	0	$0	12,259,550	$12	$57,434	$1,615	$(20,804)	$38,257

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands except share and per share data)

	For the Years Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(300)	$(370)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,332	682
Accretion of deferred rent	234	33
Amortization of lease incentive obligation	(39)	0
Loss (gain) on disposal of assets	9	(16)
Affiliate investment loss	5	146
Stock based compensation expense	477	162
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	118	44
Inventories	(95)	(98)
Deposits and other assets	(96)	7
(Decrease) increase in:
Accounts payable	1,442	384
Accrued and other liabilities	81	464
Net cash provided by operating activities	3,168	1,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(7,633)	(3,397)
Proceeds from sale leaseback transactions	1,522	0
BDI acquisition, net of cash acquired	(17,612)	0
Investment in affiliate	0	(375)
Payments received on (loans to) franchisees and to others	8	(77)
Net cash used in investing activities	(23,715)	(3,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(139)	(46)
Borrowings on notes payable and long-term debt	1,118	0
Proceeds (costs) from stock sales	20,618	(31)
Net proceeds from warrant exercises	3,221	6,561
Proceeds from stock option exercises	75	20
Preferred dividend paid	0	(59)
Distributions to non-controlling interests	(431)	(283)
Net cash provided by financing activities	24,462	6,162

INCREASE IN CASH AND CASH EQUIVALENTS	3,915	3,751
CASH AND CASH EQUIVALENTS, beginning of year	9,894	6,143
CASH AND CASH EQUIVALENTS, end of year	$13,809	$9,894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$58	$9
Non-cash purchase of property and equipment	$2,454	$196

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts in thousands, except share and per share data)

1.	Organization and Summary of Significant Accounting Policies:

Organization – Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiaries Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BD of Colo”), Bad Daddy’s Franchise Development, LLC (“BDFD”) and Bad Daddy’s International, LLC (“BDI”).

Drive Thru commenced operations in 1986 and, as of September 30, 2015, operates twenty company-owned and seven joint venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard.  The Company’s restaurants are located in Colorado. In addition, Drive Thru has eleven franchises, nine operating in Colorado and two in Wyoming.

BD of Colo commenced operations in 2013 and, as of September 30, 2015, operates three company-owned full-service upscale casual dining restaurants under the name Bad Daddy’s Burger Bar, all of which are located in Colorado.

BDI and BDFD were acquired on May 7, 2015 (see Note 2 below).  As of September 30, 2015, BDI operates four company-owned and three joint venture full-service upscale casual dining restaurants, also under the name Bad Daddy’s Burger Bar, all of which are located in North Carolina. BDFD has two franchises operating in South Carolina and Tennessee. Prior to the acquisition of BDFD in May 2015 the Company had a 48% voting ownership interest in the franchisor entity and the investment was accounted for using the equity method.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiaries, one limited partnership, in which the Company exercises control as general partner, and three limited liability companies, in which the Company exercises control as managing member. The Company owns an approximate 51% interest in the Drive Thru limited partnership, is the sole general partner and receives a management fee prior to any distributions to the limited partner.  Because the Company owns an approximate 51% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s financial statements.  The Company owns an approximate 52%, 51% and 24% interest, respectively, each in three Bad Daddy’s limited liability companies. The Company is the managing member and receives a royalty fee and management fee prior to any distributions to the other members.  Because the Company exercises complete management control over all decisions for the three companies, except for certain veto rights, the financial statements of the limited liability companies are consolidated into the Company’s financial statements.  The equity interests of the unrelated limited partner and members are shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partner’s and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partner’s or members’ share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

Basis of Presentation– The Company analyzes its operations on a regional basis, when evaluating closed restaurant operations for consideration as to the classification between continuing operations and discontinued operations.  As most of the Company’s Drive Thru restaurants are within the Denver metropolitan region and share common advertising, distribution, supervision, and to a certain extent even customers, the Company believes it’s appropriate to perform its analysis on a regional basis.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Accounting Estimates – The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory reserves, accounting for business combinations, valuation of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, valuation of asset groups for impairment testing, accruals for employee benefits, and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that at times may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000.  The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts.  Certain of the Company’s accounts exceeded the FDIC insured limits as of September 30, 2015.

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

An analysis was performed for impairment at September 30, 2015 and given the results of our analysis there were no restaurants which are impaired.

Trademarks – Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount.

Goodwill – The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of September 30, 2015, the Company had $96,000 of goodwill related to the purchase of a Good Times franchise operation on December 31, 2012 and $14,970,000 of goodwill related to the acquisition of BDI on May 7, 2015.  There was no impairment required to the acquired goodwill as of September 30, 2015 or 2014.

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

Deferred Liabilities – Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $1,056,000 as of September 30, 2015) is reflected in the accompanying consolidated balance sheet as a deferred liability.

Lease incentives are recorded as a deferred liability when received and subsequently credited to rent expense on a straight line basis over the life of the lease. The balance of the lease incentive obligations at September 30, 2015 was $310,000 and is reflected in the accompanying consolidated balance sheet as a deferred liability.

Also included in the $1,609,000 deferred and other liabilities balance is a $207,000 deferred gain on the sale of the building and improvements of one Company-owned restaurant in a sale leaseback transaction. The building and improvements were subsequently leased back from the third party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty year lease.

Revenue Recognition – Revenue from company restaurant sales is recognized when the food and beverage products are sold and are presented net of sales taxes.

Preopening Costs – Restaurant opening costs are expensed as incurred.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2012 through 2015 and several state authorities for 2011 through 2015. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 30, 2015.

Net Income (Loss) Per Common Share – Basic Earnings per Share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options for 364,479 and 396,910 shares of common stock, and warrants for 0 and 1,262,500 shares of common stock, were not included in computing diluted EPS for 2015 and 2014, respectively, because their effects were anti-dilutive.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 30, 2015 notes receivable totaled $130,000 and is due from four entities.  Additionally, the Company has other current receivables totaling $189,000, which includes $73,000 of franchise receivables, and $116,000 for miscellaneous receivables which are all due in the normal course of business. The Company believes it will collect fully on all notes and receivables.

The Company purchases most of its restaurant food and paper from two vendors. The Company believes a sufficient number of other suppliers exist from which food and paper could be purchased to prevent any long-term, adverse consequences.

The Company operates in one industry segment, restaurants.  A geographic concentration exists because the Company’s customers are generally located in the Colorado and North Carolina.

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

Fair Value of Financial Instruments – Fair value, is defined under a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Non-controlling Interests - The equity interests of the unrelated limited partners and members are shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants, as part of the acquisition of BDI (see note 2 below) additional non-controlling interests were acquired in three joint venture partnerships.

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  This new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

2.	Business Combinations

The Company believes the Bad Daddy Burger Bar brand has significant growth potential and can be expanded beyond its current regional footprint.  In order to acquire control over the Bad Daddy’s Burger Bar brand to take advantage of this growth potential, on April 28, 2015, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase from five sellers all of the membership interests in BDI, a North Carolina limited liability company.  The Company closed on the purchase of BDI on May 7, 2015, and BDI became a wholly-owned subsidiary of the Company.  BDI owns all of the member interests in four limited liability companies, each of which owns and operates a Bad Daddy’s Burger Bar restaurant in North Carolina.  In addition, BDI owns a portion of the member interests in three other limited liability companies, each of which also owns a Bad Daddy’s Burger Bar restaurant in North Carolina.  BDI also owns the intellectual property associated with the Bad Daddy’s Burger Bar concept and owns 52% of the member interests in BDFD, which has granted franchises for the ownership and operation of Bad Daddy’s Burger Bar restaurants in South Carolina and Tennessee. BDI has also granted a license for the operation of a Bad Daddy’s Burger Bar at the Charlotte airport.  As a result of the purchase of BDI, the Company has acquired all of the foregoing interests and assets.   Prior to the acquisition, the Company owned the remaining 48% of the member interests in BDFD and carried an Investment in Affiliates balance of $498,000.

The aggregate price paid by the Company for the purchase of BDI was $21,402,000, comprised of $18,988,000 payable in cash and a one-year secured promissory note bearing interest at 3.25% in the amount of $2,414,000.  The total price paid is subject to adjustments for the final calculation of the net working capital balance.  Pursuant to a Pledge Agreement (the “Pledge Agreement”), the promissory note is secured by a pledge of the ownership of the two entities which own two of the acquired restaurants. Upon the reduction of the principal of the promissory note by at least 50% the sellers are to select one of the entities for release from the pledge.  The Company acquired all of BDI’s ownership interests.

The Company incurred non-recurring costs of $648,000 for the fiscal year ended September 30, 2015 related to the BDI acquisition which are included in the condensed consolidated statements of operations.

In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of May 7, 2015 (the acquisition date). The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, liabilities assumed  and revisions of preliminary estimates.

The estimated fair values of the assets acquired and liabilities assumed for the acquisition approximated the following:

Allocated Fair Value
Cash	$1,376
Receivables	124
Prepaid expenses and other	49
Inventories	133
Deposits	52
Property and equipment	3,672
Trademarks (1)	3,900
Franchise agreements (1)	116
Non-compete agreements (1)	15
Goodwill (2)	14,970
Total assets purchased	24,407
Accounts payable and other accrued liabilities	(750)
Unfavorable lease liability	(481)
Non-controlling interests	(1,276)
Total liabilities assumed	(2,507)
Investment in BDFD balance	(498)
Total purchase price	$21,402

Cash	$18,988
Notes payable	2,414
Total purchase price	$21,402

(1)	The value of the identifiable intangible assets were determined by an independent Corporate Finance and Business Valuation firm.

(2)
The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill.  The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities.

Included in the consolidated statement of operations for the fiscal year ended September 30, 2015 are revenues of $7,639,000 and net income of $189,000 attributed to BDI and BDFD from the date of acquisition.

Estimates of acquired goodwill and identifiable intangible assets related to the acquisition are as follows:

	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Trademarks and trade names	$3,900	Indefinite
Franchise Agreements	116	3 – 9
Non-Compete Agreements	15	3
Goodwill, including assembled workforce	14,970	Indefinite

The table below presents the proforma revenue and net income for the fiscal years ended September 30, 2015 and 2014, assuming the acquisition had occurred on October 1, 2013.  This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods.

	Fiscal Year Ended September 30,(1)
	2015	2014
Revenues	$54,416	$42,744
Net income	$619	$(147)
Net income (loss) attributable to Good Times Restaurants, Inc.	$159	$(636)
Net income (loss) attributable to common shareholders	$159	$(695)
Basic and diluted income (loss) per share	$.01	$(.07)

(1)      Net income during the fiscal year ended September 30, 2014 includes acquisition related costs of $648,000

3.	Investment in Affiliate

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

As explained in Note 2 above, the Company acquired the remaining 52% interest in BDFD on May 7, 2015.  Prior to the acquisition, the Company accounted for this investment using the equity method. For the fiscal year ended September 30, 2015 and 2014 the Company recorded net income of $5,000 and a net loss of ($145,000), respectively, for its share of BDFD’s operating results.  The carrying value at September 30, 2014 was $502,000, which is represented as Investment in Affiliate in the accompanying consolidated balance sheets.

4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of September 30, 2015 and September 30, 2014:

	September 30, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(11)	105	0	0	0
Non-compete agreements	15	(3)	12	0	0	0
	$131	$(14)	$117	$0	$0	$0
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$0	$0	$0
Intangible assets, net	$4,031	$(14)	$4,017	$0	$0	$0

Goodwill	$15,066	$0	$15,066	$96	$0	$96

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the fiscal years ended September 30, 2015 and 2014.  The aggregate amortization expense related to intangible assets subject to amortization was $14,000 and $0 for the fiscal years ended September 30, 2015 and 2014, respectively.

The estimated aggregate future amortization expense as of September 30, 2015 is as follows, (in thousands):

2016	$28
2017	28
2018	19
2019	10
2020	10
Thereafter	22
$117

5.	Debt and Capital Leases:

	2015	2014
Notes payable with United Capital Business Lending with payments of principal and interest (6.7%) due monthly through April 2022. The loans are secured by the fixtures and equipment of the Company’s Good Times Drive Thru restaurants	1,225	194
Note payable associated with the purchase of BDI and BDFD, due in full along with accrued interest of 3.25% in May 2016. The promissory note is secured by a pledge of the ownership of the two entities which own two of the acquired restaurants.	2,414	0
Capital signage leases with Yesco, LLC with payments of principal and interest (8%) due monthly	42	74
Notes payable with Ally Financial with payments of principal and interest (3.9% to 5%) due monthly. The loans are secured by vehicles	40	20
	3,721	288
Less current portion	(2,617)	(69)
Long term portion	$1,104	$219

On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.” As of September 30, 2015, Drive Thru had borrowed approximately $1,314,000 under the Loan Agreement, of which $1,118,000 was borrowed during the twelve month period ended September 30, 2015.  As of July 1, 2015 Drive Thru could no longer request additional draw downs.

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

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, annual covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio. At September 30, 2015 the company was in compliance with all the required covenants.

In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25% in the amount of $2,414,000, as described in Note 2.

As of September 30, 2015, principal payments on debt become due as follows:

Years Ending September 30,
2016	$2,617
2017	188
2018	189
2019	202
2020	209
Thereafter	316
$3,721

Total interest expense on notes payable and capital leases was $93,000 and $9,000 for fiscal 2015 and fiscal 2014, respectively.

6.	Other Accrued Liabilities:

Other accrued liabilities consist of the following at September 30:

	2015	2014
Wages and other employee benefits	$583	$530
Taxes, other than income tax	829	594
Other	471	184

Total	$1,883	$1,308

7.	Commitments and Contingencies:

The Company’s office space, and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire over the next 20 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid no material contingent rentals during fiscal 2015 and 2014.

Following is a summary of operating lease activity for the fiscal years ended September 30, 2015 and 2014:

	2015	2014
Minimum rentals	$2,944	$2,382
Less sublease rentals	(375)	(436)
Net rent paid	$2,569	$1,946

As of September 30, 2015, future minimum rental commitments required under the Company’s operating leases that have initial or remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending September 30,
2016	$4,091
2017	4,233
2018	4,157
2019	3,865
2020	3,364
Thereafter	14,595
34,305
Less sublease rentals	(1,918)
$32,387

The Company is contingently liable on the sublease rentals disclosed above. The subleased and assigned leases expire between 2018 and 2024. In the past the Company has never been required to pay any significant amount in connection with its guarantees and currently we have not been notified nor are we aware of any leases in default by the franchisees, however there can be no assurance that there will not be such defaults in the future which could have a material effect on our future operating results.

8.	Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at September 30:

	2015		2014
	Current	Long Term	Current	Long Term
Deferred assets (liabilities):
Tax effect of net operating loss carry-forward	$0	$2,948	$0	$2,830
General business credits	0	201	0	0
Partnership/Joint Venture basis differences	0	84	0	194
Deferred revenue	0	88	0	98
Property and equipment basis differences	0	7	0	409
Intangibles basis differences	0	(225)	0	0
Other accrued liability and asset difference	66	332	40	186
Net deferred tax assets	66	3,435	40	3,717
Less valuation allowance*	(66)	(3,435)	(40)	(3,717)
Net deferred tax assets	$0	$0	$0	$0

*      The valuation allowance decreased by $256,000 during the year ended September 30, 2015.

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $2,272,000 from 2014 and 2015, and $5,430,000 from 2013 and prior for income tax purposes which expire from 2018 through 2035.  Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year.  The Company has general business tax credits of $201,000 from 2014 and 2015 which expire from 2034 through 2035.

Total income tax expense for the years ended 2015 and 2014 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2015	2014
Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$(277)	$(242)
State income tax, net of federal tax benefit	(24)	(21)
FICA tax credit	(108)	0
Expiration of net operating loss carry-forward	616	1
Effect of change in valuation allowance	(256)	243
Permanent differences	88	51
Other	(39)	(32)

Provision for income taxes	$0	$0

9.	Related Parties:

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC (Heathcote) pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. On November 5, 2014, the Company and Heathcote further modified this agreement to provide for investor relations activities and corporate finance projects as determined by the CEO of the company. The modifications were approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote were $40,000 and $136,500 in fiscal 2015 and fiscal 2014, respectively.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company provided general management services as well as accounting and administrative services. Income received from the agreement by the Company was fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $14,000 and $24,000 in fiscal 2015 and 2014, respectively. In addition to the management services the Company performed scope of work services and total amounts received from BDFD for these services were $0 and $64,000 in fiscal 2015 and fiscal 2014, respectively.

In conjunction with the purchase of BDI in May 2015 the Company now owns 100% of BDFD and has fully consolidated their accounts in the accompanying consolidated financial statements.

10.	Stockholders’ Equity:

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

Common Stock

On August 21, 2013, the Company completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering with the same terms as the A and B warrants sold in the offering. Also in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expired on August 16, 2016. As of September 30, 2015 we had received $9,782,000 in net proceeds from the exercise of warrants, there were no longer any warrants outstanding at September 30, 2015.

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

Stock Plans – The Company has an Omnibus Equity Incentive Compensation Plan (the “2008  Plan”), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company’s 2001 Stock Option Plan (the “2001  Plan”).  Pursuant to stockholder approval in September 2012 and February 2014 the total number of shares available for issuance under the 2008 Plan was increased to 1,000,000. As of September 30, 2015, 264,253 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

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

The Company recorded $478,000 and $162,000 in total stock option and restricted stock compensation expense during fiscal years 2015 and 2014, respectively that was classified as general and administrative costs.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during fiscal 2015 and 2014. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 30, 2015, the Company granted a total of 80,871 non-statutory stock options and a total of 112,593 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $6.64 and $9.17 and per-share weighted average fair values between $4.82 and $6.88.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2015 Incentive Stock Options	Fiscal 2015 Non-Statutory Stock Options	Fiscal 2014 Incentive Stock Options
Expected term (years)	6.5	6.5	6.5
Expected volatility	83% to 87.40%	87.4%	112.11%
Risk-free interest rate	1.74% to 1.85%	1.85%	1.94%
Expected dividends	0	0	0

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

The following table summarizes stock option activity for fiscal year 2015 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding-beg of year	396,910	$3.87
Options granted	193,464	$7.82
Options exercised	(36,550)	$2.05
Forfeited	(1,527)	$9.17
Expired	(11,853)	$9.33
Outstanding Sept 30, 2015	540,444	$5.27	7.4
Exercisable Sept 30, 2015	148,586	$5.89	4.3

As of September 30, 2015, the aggregate intrinsic value of the outstanding and exercisable options was $1,216,000 and $443,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 30, 2015, the total remaining unrecognized compensation cost related to non-vested stock options was $1,010,000 and is expected to be recognized over a weighted average period of approximately 2.98 years.

There were 36,549 stock options exercised during the twelve months ended September 30, 2015 with proceeds of $75,000.

Restricted Stock Grants

During the fiscal year 2015, the Company granted a total of 24,586 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values between $8.23 and $8.60 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest over three years following the grant date.

During the fiscal year 2014, the Company issued 123,840 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $3.23 which is equal to the closing price of the stock on the date of the grants. The restricted stock grant vests three years following the grant date.

A summary of the status of non-vested restricted stock as of September 30, 2015 and changes during fiscal 2015 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	123,840	$3.23
Granted	24,586	$8.23 to $8.60
Vested	0
Non-vested shares at Sept 30, 2015	148,426

As of September 30, 2015, there was $437,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.75 years.

Warrants – In connection with the public offering in August 2013 we issued 2,200,000 warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and an additional 2,200,000 warrants to purchase 1,100,000 shares of our common stock (“B Warrants”). Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering. Each A Warrant was exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share and two B Warrants were exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Also, in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 shares of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expired on August 16, 2016.

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

As of September 30, 2015 we had received proceeds, net of expenses related to the exercise of the warrants, of $9,782,000, including $3,221,000 during the twelve month period ending September 30, 2015.

A summary of warrant activity for the year ended September 30, 2015 is presented in the following table:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding-beg of year	1,262,500	$2.75
Expired	(79,900)	$2.75
Exercised	(1,182,600)	$2.75
Outstanding and exercisable at Sept 30, 2015	0

Non-controlling Interests - The equity interests of the unrelated limited partners and members are shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

The following table summarizes the activity in non-controlling interests during the year ended September 30, 2015:

	Good Times	Bad Daddy’s	Total
Balance at September 30, 2014	$279,000	$0	$279,000
Income	$367,000	$124,000	$491,000
Acquired through the BDI acquisition	$0	$1,276,000	$1,276,000
Distributions	$(326,000)	$(105,000)	$(431,000)
Balance at September 30, 2015	$320,000	$1,295,000	$1,615,000

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants, as part of the acquisition of BDI additional non-controlling interests were acquired in three joint venture entities.

11.	Retirement Plan:

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make contributions on both a pre-tax basis or on an after-tax basis (Roth Contributions). In fiscal 2015 the Company modified the plan to include a provision to make a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contributions in fiscal 2015 and 2014 were $45,000 and $0, respectively.

12.	Segment Reporting:

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

The following tables present information about our reportable segments for the respective periods:

	Twelve Months Ended
	September 30,
	2015	2014
Revenues
Good Times	$28,901	$25,940
Bad Daddy’s	15,156	1,803
	$44,057	$27,743
Income (loss) from operations
Good Times	$520	$877
Bad Daddy’s	(759)	(1,096)
	$(239)	$(219)
Capital Expenditures
Good Times	$4,006	$1,311
Bad Daddy’s	3,549	2,215
Corporate	118	67
	$7,673	$3,593

Property & Equipment, net
Good Times	$5,268	$3,499
Bad Daddy’s	8,836	2,188
Corporate	118	67
	$14,222	$5,754

13.	Subsequent Events:

None.