Form 10-Q
period 2015-12-31
GOOD TIMES RESTAURANTS INC
filed 2016-02-16
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 16, 2016, there were 12,266,414 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended December 31, 2015

PART I. - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share and per share data)

	December 31,	September 30,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,997	$13,809
Receivables, net of allowance for doubtful accounts of $0	1,113	189
Prepaid expenses and other	245	161
Inventories	574	510
Notes receivable	58	59
Total current assets	10,987	14,728
PROPERTY, EQUIPMENT AND CAPITAL LEASES
Land and building	5,095	5,054
Leasehold improvements	12,649	10,294
Fixtures and equipment	13,833	12,096
Total property, equipment and capital leases	31,577	27,444
Less accumulated depreciation and amortization	(13,693)	(13,222)
Total net property, equipment and capital leases	17,884	14,222
OTHER ASSETS:
Notes receivable	68	71
Trademarks	3,900	3,900
Other intangibles, net	110	117
Goodwill	15,074	15,066
Deposits and other assets	123	124
Total other assets	19,275	19,278
TOTAL ASSETS	$48,146	$48,228

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$2,613	$2,617
Accounts payable	2,405	2,733
Deferred income	25	25
Other accrued liabilities	2,228	1,883
Total current liabilities	7,271	7,258
LONG-TERM LIABILITIES:
Long-term debt due after one year	1,050	1,093
Capital lease obligations due after one year	8	11
Deferred and other liabilities	2,563	1,609
Total long-term liabilities	3,621	2,713
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and September 30, 2015	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,259,550 shares issued and outstanding as of December 31, 2015 and September 30, 2015	12	12
Capital contributed in excess of par value	57,611	57,434
Accumulated deficit	(21,928)	(20,804)
Total Good Times Restaurants Inc. stockholders' equity	35,695	36,642
Non-controlling interest in partnerships	1,559	1,615
Total stockholders’ equity	37,254	38,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,146	$48,228

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three Months Ended
	December 31,
	2015	2014
NET REVENUES:
Restaurant sales	$13,656	$7,766
Franchise royalties	182	89
Total net revenues	13,838	7,855

RESTAURANT OPERATING COSTS:
Food and packaging costs	4,505	2,749
Payroll and other employee benefit costs	4,772	2,532
Restaurant occupancy and other operating costs	2,313	1,338
Preopening costs	725	237
Depreciation and amortization	459	206
Total restaurant operating costs	12,774	7,062

General and administrative costs	1,587	859
Advertising costs	385	277
Franchise costs	27	26
Gain on restaurant asset sale	(5)	(6)
LOSS FROM OPERATIONS	(930)	(363)

Other Income (Expenses):
Interest income (expense), net	(30)	3
Affiliate investment expense	0	1
Other income (loss)	(1)	(2)
Total other expenses, net	(31)	2
NET LOSS	$(961)	$(361)
Income attributable to non-controlling interests	(163)	(49)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,124)	$(410)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(.09)	$(.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,259,550	9,179,007
Diluted	N/A	N/A

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(961)	$(361)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482	221
Accretion of deferred rent	38	14
Amortization of lease incentive obligation	(23)	0
Stock-based compensation expense	177	67
Affiliate investment income	0	(1)
Recognition of deferred gain on sale of restaurant building	(6)	(6)
Loss on sale of assets	1	0
Changes in operating assets and liabilities:
Change in:
Receivables and other	21	72
Inventories	(64)	(32)
Deposits and other	(86)	(70)
Change in:
Accounts payable	(513)	(56)
Accrued liabilities and deferred income	338	(61)
Net cash used in operating activities	(596)	(213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(3,955)	(1,752)
Proceeds from sale of assets	4	0
Payments received from franchisees and others	4	2
Net cash used in investing activities	(3,947)	(1,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises, net	0	3,233
Proceeds from stock option exercises	0	7
Principal payments on notes payable and long-term debt	(50)	(17)
Borrowings on notes payable and long-term debt	0	401
Net distributions paid to non-controlling interests	(219)	(58)
Net cash provided by (used in) financing activities	(269)	3,566

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,812)	1,603

CASH AND CASH EQUIVALENTS, beginning of period	13,809	9,894

CASH AND CASH EQUIVALENTS, end of period	$8,997	$11,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$22	$5
Non-cash purchase of property and equipment	$185	$40

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular dollar amounts in thousands, except share and per share data)

Note 1.           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2015 and the results of its operations and its cash flows for the three month period ended December 31, 2015. Operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The condensed consolidated balance sheet as of September 30, 2015 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2015.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc and its wholly-owned subsidiaries, Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BD of Colo”), Bad Daddy’s Franchise Development, LLC (“BDFD”) and Bad Daddy’s International, LLC (“BDI”), as of December 31, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The aggregate price paid by the Company for the purchase of BDI was $21,402,000, comprised of $18,988,000 payable in cash and a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,414,000.    Pursuant to a Pledge Agreement (the “Pledge Agreement”), the promissory note is secured by a pledge of the ownership of the two entities which own two of the acquired restaurants. Upon the reduction of the principal of the promissory note by at least 50% the sellers are to select one of the entities for release from the pledge.  The Company acquired all of BDI’s ownership interests.

The preliminary estimated fair values of the assets acquired and liabilities assumed for the acquisition approximated the following (in thousands):

Allocated Fair Value
Cash	$1,376
Receivables	124
Prepaid expenses and other	49
Inventories	133
Deposits	52
Property and equipment	3,672
Trademarks	3,900
Franchise agreements	116
Non-compete agreements	15
Goodwill	14,978
Total assets purchased	24,415
Accounts payable and other accrued liabilities	(758)
Unfavorable lease liability	(481)
Non-controlling interests in partnerships	(1,276)
Total liabilities assumed	(2,515)
Investment in BDFD balance	(498)
Total purchase price	$21,402

Cash	$18,988
Notes payable	2,414
Total purchase price	$21,402

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill.  The portion of the purchase price attributable to goodwill represents benefits expected as a result of the acquisition, including sales and unit growth opportunities in addition to supply-chain synergies.

Included in the consolidated statement of operations for the three month period ended December 31, 2015 are revenues of $4,463,000 and net income of $73,000 attributed to BDI and BDFD.

Estimates of acquired goodwill and identifiable intangible assets related to the acquisition are as follows (in thousands):

	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Trademarks and trade names	$3,900	Indefinite
Franchise Agreements	116	3 – 9
Non-Compete Agreements	15	3
Goodwill, including assembled workforce	14,978	Indefinite

The table below presents the proforma revenue and net income for the three month periods ended December 31, 2015 and 2014, assuming the acquisition had occurred on October 1, 2014.  This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods (in thousands).

	Three Months Ended
	December 31,(1)
	2015	2014
Revenues	$13,838	$11,289
Net loss	$(961)	$(1,036)
Net loss attributable to common shareholders	$(1,124)	$(1,112)
Basic and diluted loss per share	$(.09)	$(.12)

(1)	Net loss during the three month period ended December 31, 2014 includes acquisition related costs of $648,000

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

As explained in Note 2 above, the Company acquired the remaining 52% interest in BDFD on May 7, 2015.  Prior to the acquisition, the Company accounted for this investment using the equity method. For the three month period ending December 31, 2014 the Company recorded net income of $1,000 for its share of BDFD’s operating results.

Note 4.           Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 31, 2015 and September 30, 2015 (in thousands):

	December 31, 2015			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(17)	99	116	(11)	105
Non-compete agreements	15	(4)	11	15	(3)	12
	$131	$(21)	$110	$131	$(14)	$117
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(21)	$4,010	$4,031	$(14)	$4,017

Goodwill	$15,074	$0	$15,074	$15,066	$0	$15,066

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the three month period ended December 31, 2015.  The aggregate amortization expense related to intangible assets subject to amortization was $7,000 for the three month period ended December 31, 2015.

The estimated aggregate future amortization expense as of December 31, 2015 is as follows, (in thousands):

Remainder of 2016	$21
2017	28
2018	19
2019	10
2020	10
Thereafter	22
$110

Note 5.           Common Stock.

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

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2015. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million, of which $22,688,052 has been issued.

On January 29, 2015, the Company filed an Amendment No. 1 to the Initial Registration Statement on Form S-1 which registered for sale 2,094,236 shares of the Company’s common stock by certain selling Stockholders as further described in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.  The Amendment No. 1 was filed to update the financial information and other disclosures, among other things, including the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2014.

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

Our net loss for the three month periods ended December 31, 2015 and December 31, 2014 includes $177,000 and $67,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the three months ended December 31, 2015. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the three months ended December 31, 2015, the Company granted a total of 22,686 non-statutory stock options and a total of 54,110 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $5.29 and $6.23 and per-share weighted average fair values between $2.87 and $4.52.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Fiscal 2016 Incentive Stock Options
Expected term (years)	6.5 to 7.5
Expected volatility	81.77% to 89.08%
Risk-free interest rate	1.65% to 2.07%
Expected dividends	0

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

The following table summarizes stock option activity for the three month period ended December 31, 2015 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-beginning of year	540,444	$5.27
Options granted	76,796	$5.31
Options exercised	0
Forfeited	(9,628)	$7.79
Expired	(13,917)	$17.04
Outstanding December 31, 2015	593,695	$4.96	7.6
Exercisable December 31, 2015	134,670	$4.73	4.5

As of December 31, 2015, the aggregate intrinsic value of the outstanding and exercisable options was $758,000 and $276,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 31, 2015, the total remaining unrecognized compensation cost related to non-vested stock options was $954,000 and is expected to be recognized over a weighted average period of approximately 4.9 years.

There were 3,891 stock options exercised during the three months ended December 31, 2014 with proceeds of $7,000, no stock options were exercised in the three month period ended December 31, 2015.

Restricted Stock Grants

During the three months ended December 31, 2015, the Company granted a total of 44,755 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values of $4.18 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest over three years following the grant date.

A summary of the status of non-vested restricted stock as of December 31, 2015 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	148,426	$3.23 to $8.60
Granted	44,755	$4.18
Forfeited	(8,721)
Vested	0
Non-vested shares at Dec 31, 2015	184,460

As of December 31, 2015, there was $362,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.9 years.

Note 7.           Notes Payable

On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.” As of December 31, 2015, Drive Thru had borrowed approximately $1,314,000 under the Loan Agreement, of which $401,000 was borrowed during the three month period ended December 31, 2014 and $0 borrowed in the three month period ended December 31, 2015. As of December 31, 2015 the outstanding balance on the note was $1,186,000. As of July 1, 2015 Drive Thru could no longer request additional draw downs.

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

The Loan Agreement and Notes associated with the Development Line Loan contain customary representations, warranties and affirmative and negative covenants, including without limitation, annual covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio.

In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,414,000, as described in Note 2.

Note 8.           Warrants

In connection with the public offering in August 2013 we issued 2,200,000 warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and an additional 2,200,000 warrants to purchase 1,100,000 shares of our common stock (“B Warrants”). Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering. Each A Warrant was exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share and two B Warrants were exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Also, in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 shares of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and were to expire on August 16, 2016.

In October, 2014 the Company mailed a notice of redemption to all holders of the Company’s A Warrants.  Each A Warrant was exercisable for one share of common stock at $2.75 per share until 5:00 p.m. Colorado Time on Friday, November 14, 2014.  Holders of the A Warrants are no longer entitled to exercise their warrants for common stock and have no rights.  No other warrants remain outstanding.

As of September 30, 2015 we had received proceeds, net of expenses related to the exercise of the warrants, of $9,782,000. As of December 31, 2015 there are no outstanding warrants.

Note 9.           Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options for 157,981 and 229,816 shares of common stock, and warrants for 0 and 79,900 shares of common stock, were not included in computing diluted EPS for the three months ended December 31, 2015 and 2014, respectively, because their effects were anti-dilutive.

Note 10.         Contingent Liabilities and Liquidity

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

Note 11.         Related Party Transactions

In April, 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC (Heathcote) pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. On November 5, 2014, the Company and Heathcote further modified this agreement to provide for investor relations activities and corporate finance projects as determined by the CEO of the company. The modifications were approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote were $0 and $10,000 for the three month periods ended December 31, 2015 and 2014, respectively.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company provided general management services as well as accounting and administrative services. Income received from the agreement by the Company was fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $0 and $6,000 for the three month periods ended December 31, 2015 and 2014, respectively.

In conjunction with the purchase of BDI in May 2015 the Company now owns 100% of BDFD and has fully consolidated their accounts in the accompanying condensed consolidated financial statements.

Note 12.         Impairment of Long-Lived Assets and Goodwill

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

Given the results of our impairment analysis at December 31, 2015 there are no restaurants which are impaired.

Trademarks. Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 31, 2015.

Goodwill. The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of December 31, 2015, the Company had $96,000 of goodwill related to the purchase of a Good Times franchise operation on December 31, 2012 and $14,978,000 of goodwill related to the acquisition of BDI on May 7, 2015.  There was no impairment required to the acquired goodwill as of December 31, 2015.

Note 13.         Income Taxes

We account for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are adjusted as necessary.

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the three month periods ended December 31, 2015 and 2014.  These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the three month periods ended December 31, 2015 and 2014 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2012 through 2015. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 31, 2015.

Note 14.         Non-controlling Interests

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

The following table summarizes the activity in non-controlling interests during the three months ended December 31, 2015:

	Good Times	Bad Daddy’s	Total
Balance at September 30, 2015	$320,000	$1,295,000	$1,615,000
Income	101,000	62,000	163,000
Distributions	(109,000)	(110,000)	(219,000)
Balance at December 31, 2015	$312,000	$1,247,000	$1,559,000

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants, as part of the acquisition of BDI additional non-controlling interests were acquired in three joint venture entities, see Note 2 above.

Note 15.         Recent Accounting Pronouncements

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

Note 16.         Segment Reporting

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

The following tables present information about our reportable segments for the respective periods:

	Three Months Ended
	December 31,
	2015	2014
Revenues
Good Times	$7,037	$6,604
Bad Daddy’s	6,801	1,251
	$13,838	$7,855
Loss from operations
Good Times	$(67)	$(96)
Bad Daddy’s	(719)	(267)
Corporate	(144)	0
	$(930)	$(363)
Capital Expenditures
Good Times	$458	$1,040
Bad Daddy’s	3,484	692
Corporate	13	20
	$3,955	$1,752

	December 31,	September 30,
	2015	2015
Property & Equipment, net
Good Times	$5,564	$5,267
Bad Daddy’s	12,201	8,837
Corporate	119	118
	$17,884	$14,222
.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company’s form 10-K for the fiscal year ended September 30, 2015.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources.  We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Restaurant locations: As of December 31, 2015 we operate or franchise a total of thirty-eight Good Times restaurants, of which thirty-six are in Colorado. Two of the restaurants are in Wyoming and are “dual brand,” operated pursuant to a Dual Brand Test Agreement with Taco John’s International.  Additionally, we operate or franchise a total of fifteen Bad Daddy’s Burger Bar locations, of which five are in Colorado, eight are in North Carolina, one is in South Carolina and one is in Tennessee.  One of the North Carolina locations, at Charlotte Douglas International Airport, is operated pursuant to a License Agreement. Subsequent to December 31, 2015 we opened two new Bad Daddy’s in Colorado and one Good Times franchisee in Denver, Colorado closed its operations due to the expiration of its lease.

	Company-Owned/Co-Developed/Joint Venture
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2015	2014	2015	2014	2015	2014

Colorado	27	26	5	2	32	28
North Carolina	0	0	7	0	7	0
Total:	27	26	12	2	39	28

	Franchise/License
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2015	2014	2015	2014	2015	2014

Colorado	9	9	0	0	9	9
North Carolina	0	0	1	0	1	0
South Carolina	0	0	1	0	1	0
Tennessee	0	0	1	0	1	0
Wyoming	2	2	0	0	2	2
Total:	11	11	3	0	14	11

In May 2015 we opened a company-owned Good Times restaurant in Centennial, Colorado.  We opened company-owned Bad Daddy’s restaurants in Aurora, Colorado (January 2015), Greenwood Village, Colorado (October 2015), and Centennial, Colorado (December 2015).  In addition, we acquired interests in seven Bad Daddy’s restaurants from BDI in May 2015.

The following presents certain historical financial information of our operations.  This financial information includes results for the three month periods ending December 31, 2015 and 2014.

Results of Operations

Overview.

Good Times restaurants:

Same store sales at our Good Times restaurants increased 4.8% in the first three months of fiscal 2016 compared to the first three months of fiscal 2015. These results reflect the continuation of the positive momentum we have experienced since fiscal 2011. The cumulative menu price increases for the three month period ended December 31, 2015 were 4.3%, compared to the same prior year period.

Our outlook for fiscal 2016 for Good Times is cautiously optimistic based on the last five years of positive sales trends; however, our sales trends are influenced by many factors. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Bad Daddy’s restaurants:

As of December 31, 2015 we operated twelve company-owned and joint venture Bad Daddy’s restaurants—five in Colorado and seven in North Carolina.   We also license one restaurant in North Carolina and have a franchise restaurant in South Carolina and a franchise restaurant in Tennessee.  The North Carolina restaurants were all acquired in the acquisition of BDI in May 2015, as described below.

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

The table below presents the proforma revenue and net income for the three months ended December 31, 2015 and 2014, assuming the acquisition had occurred on October 1, 2014.  This proforma information does not purport to represent what the actual results of operations of the Company locations would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods.

	Three Months Ended
	December 31,
	2015	2014
Revenues	$13,838	$11,289
Net loss	$(961)	$(1,036)
Net loss attributable to common shareholders	$(1,124)	$(1,112)
Basic and diluted loss per share	$(.09)	$(.12)

For additional information, see Note 2 above.

Net Revenues. Net revenues for the three months ended December 31, 2015 increased $5,983,000 or 76.2% to $13,838,000 from $7,855,000 for the three months ended December 31, 2014.  $433,000 of the increase was attributable to the Good Times concept, $1,088,000 was attributable to the Colorado Bad Daddy’s restaurants and $4,462,000 was attributable to the acquired North Carolina Bad Daddy’s restaurants.

Good Times same store restaurant sales increased 4.8% during the three months ended December 31, 2015 for the restaurants that were open for the full three month periods ending December 31, 2015 and December 31, 2014. Restaurants are included in same store sales after they have been open a full fifteen months. Three restaurants were excluded from same store sales for a portion of the period as they were either partially closed for remodeling or had major road construction and as a result restaurant sales declined approximately $54,000 during the three months ended December 31, 2015.

Good Times franchise revenues for the three months ended December 31, 2015 increased $1,000 to $90,000 from $89,000 for the three months ended December 31, 2014. Good Times franchise same store restaurant sales increased 2.3% during the three months ended December 31, 2015 for the franchise restaurants that were open for the full periods ending December 31, 2015 and December 31, 2014. Dual branded franchise same store restaurant sales decreased 8.2% during the three months ended December 31, 2015, compared to the same prior year period.

Bad Daddy’s restaurant sales for the three months ended December 31, 2015 increased $5,458,000 to $6,709,000 from $1,251,000 for the three month period ended December 31, 2014. The three month period ended December 31, 2015 includes sales of $4,370,000 for the acquired North Carolina restaurants. Colorado restaurant sales increased $1,088,000 from the same prior year period.   Bad Daddy’s same store restaurant sales increased 6.8% during the three months ended December 31, 2015 compared to the comparable period in the prior year.   This includes the sales of six of the seven acquired North Carolina restaurants even though these sales are not included in the consolidated statements of operations for the prior year.  Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.

Bad Daddy’s franchise revenues were $92,000 for the three month period ended December 31, 2015 compared to $0 in the same prior year period, all of which are attributable to the BDI acquisition.

Restaurant Operating Costs

Food and Packaging Costs. For the three months ended December 31, 2015, food and packaging costs increased $1,756,000 from $2,749,000 (35.4% of restaurant sales) in the three months ended December 31, 2014 to $4,505,000 (33% of restaurant sales).

Good Times food and packaging costs were $2,313,000 (33.3% of restaurant sales) in the three months ended December 31, 2015, down from $2,340,000 (35.9% of restaurant sales) in the three months ended December 31, 2014. We experienced unprecedented cost increases in beef and bacon in fiscal 2014, with beef and bacon prices increasing approximately 38% and 29%, respectively.  Commodity costs generally declined in fiscal 2015 and in the first quarter of fiscal 2016 compared to the same prior year periods.

Bad Daddy’s food and packaging costs were $2,192,000 (32.7% of restaurant sales) in the three months ended December 31, 2015, up from $409,000 (32.7% of restaurant sales) in the three months ended December 31, 2014. $1,457,000 of the $1,783,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $326,000 was attributable to the three additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first quarter of fiscal 2016.

Payroll and Other Employee Benefit Costs. For the three months ended December 31, 2015, payroll and other employee benefit costs increased $2,240,000 from $2,532,000 (32.6% of restaurant sales) in the three months ended December 31, 2014 to $4,772,000 (34.9% of restaurant sales).

Good Times payroll and other employee benefit costs were $2,300,000 (33.1% of restaurant sales) in the three months ended December 31, 2015, up from $2,035,000 (31.2% of restaurant sales) in the three months ended December 31, 2014. The $265,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 8% in the three months ended December 31, 2015 compared to the same prior year period. The 8% increase is attributable to a very competitive labor market in Colorado. Payroll and other employee benefits increased approximately $104,000 in the three months ended December 31, 2015 due to two new restaurants opened in the prior fiscal year, one in November 2014 and one in May 2015.

Bad Daddy’s payroll and other employee benefit costs were $2,472,000 (36.9% of restaurant sales) for the three months ended December 31, 2015 up from $497,000 (39.8% of restaurant sales) in the three months ended December 31, 2014. $1,547,000 of the $1,975,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $428,000 was attributable to the three additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first quarter of fiscal 2016.

Occupancy and Other Operating Costs. For the three months ended December 31, 2015, occupancy and other operating costs increased $975,000 from $1,338,000 (17.2% of restaurant sales) in the three months ended December 31, 2014 to $2,313,000 (16.9% of restaurant sales).

Good Times occupancy and other operating costs were $1,244,000 (17.9% of restaurant sales) in the three months ended December 31, 2015, up from $1,110,000 (17% of restaurant sales) in the three months ended December 31, 2014. The $134,000 increase in occupancy and other costs is primarily attributable to:

•	Increase of $81,000 in occupancy and other restaurant operating costs due to the two new restaurants opened in the prior fiscal year, one in November 2014 and one in May 2015.

•	Increases in various other restaurant operating costs of $53,000 at existing restaurants comprised primarily of repairs and maintenance, restaurant supplies and bank fees.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy and other operating costs were $1,069,000 (15.9% of restaurant sales) for the three months ended December 31, 2015 up from $228,000 (18.2% of restaurant sales) in the three months ended December 31, 2014. $680,000 of the $841,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $161,000 was attributable the three additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first quarter of fiscal 2016.

New Store Preopening Costs. In the three months ended December 31, 2015, we incurred $725,000 of preopening costs compared to $237,000 in the three months ended December 31, 2014.

Good Times preopening costs were $0 for the three months ended December 31, 2015 compared to $64,000 in the three months ended December 31, 2014. The prior year costs were related to the new restaurant that opened in November 2014.

Bad Daddy’s preopening costs were $725,000 for the three months ended December 31, 2015 compared to $173,000 in the three months ended December 31, 2014. All of the preopening costs are related to the newly-developed Bad Daddy’s restaurants.

Depreciation and Amortization Costs. For the three months ended December 31, 2015, depreciation and amortization costs increased $253,000 from $206,000 in the three months ended December 31, 2014 to $459,000.

Good Times depreciation costs increased $39,000 from $143,000 in the three months ended December 31, 2014 to $182,000 in the three months ended December 31, 2015, primarily due to the two new restaurants opened in the prior fiscal year, one in November 2014 and one in May 2015.

Bad Daddy’s depreciation costs increased $214,000 from $63,000 in the three months ended December 31, 2014 to $277,000 in the three months ended December 31, 2015. $152,000 of the increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $62,000 was attributable the three additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first quarter of fiscal 2016.

General and Administrative Costs. For the three months ended December 31, 2015, general and administrative costs increased $728,000 from $859,000 (10.9% of total revenues) in the three months ended December 31, 2014 to $1,587,000 (11.5% of total revenue).

The $728,000 increase in general and administrative expenses in the three months ended December 31, 2015 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $336,000
•	Increase in incentive stock compensation cost of $110,000
•	Increase in training and human resources costs of $131,000
•	Increase in professional services of $71,000
•	Net increases in all other expenses of $80,000

General and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands.

Advertising Costs. For the three months ended December 31, 2015, advertising costs increased $108,000 from $277,000 (3.6% of restaurant sales) in the three months ended December 31, 2014 to $385,000 (2.8% of restaurant sales).

Good Times advertising costs increased $33,000 from $263,000 (4% of restaurant sales) in the three months ended December 31, 2014 to $332,000 (4.8% of restaurant sales) in the three months ended December 31, 2015.  Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

We anticipate that in fiscal 2016 Good Times advertising costs will be slightly higher than fiscal 2015 as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4.3% of restaurant sales.

Bad Daddy’s advertising costs were $53,000 (0.8% of restaurant sales) in the three months ended December 31, 2015 compared to $14,000 (1.1% of restaurant sales) in the three months ended December 31, 2014.  The North Carolina BDI restaurants acquired in May 2015 accounted for $33,000 of the increase. Bad Daddy’s advertising costs consist primarily of menu development, printing costs and local store marketing. Beginning in October 2015 all Bad Daddy’s restaurants began making contributions to an advertising materials fund based on a percentage of sales.

Franchise Costs. For the three months ended December 31, 2015, franchise costs increased $1,000 from $26,000 in the three months ended December 31, 2014 to $27,000. The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals. For the three months ended December 31, 2015, the gain on restaurant asset disposals was $5,000 compared to a gain of $6,000 in the three months ended December 31, 2014.  The gain in both periods is primarily related a deferred gain on a previous sale lease-back transaction on a Good Times restaurant.

Loss from Operations. The loss from operations was $930,000 in the three months ended December 31, 2015 compared to a loss from operations of $363,000 in the three months ended December 31, 2014.

The increase in loss from operations for the fiscal year is due primarily to matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Franchise Costs” and “Gain on Restaurant Asset Sales” sections above.

Net Loss. The net loss was $961,000 for the three months ended December 31, 2015 compared to a net loss of $361,000 in the three months ended December 31, 2014.  The change from the three months ended December 31, 2014 to the three months ended December 31, 2015 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections above, as well as an increase in net interest expense of $33,000 compared to the same prior year period.

Income Attributable to Non-controlling Interests. For the three months ended December 31, 2015, the income attributable to non-controlling interests was $163,000 compared to $49,000 in the three months ended December 31, 2014. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants. $52,000 of the increase is attributable to the increased sales and profitability of the Good Times joint venture restaurants and $62,000 is attributable to the acquisition of the BDI joint venture restaurants in May 2015.

Liquidity and Capital Resources

Cash and Working Capital: As of December 31, 2015, we had a working capital excess of $3,716,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that decreases in our working capital may occur in the future if and when new Good Times or Bad Daddy’s restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2016.

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

We intend to use the remaining net proceeds from the offering after the acquisition of BDI for the remodeling and reimaging of existing Good Times Burgers & Frozen Custard restaurants, for the development of new Bad Daddy’s and Good Times restaurants, as working capital reserves and for future investment at the discretion of our Board of Directors.

Bad Daddy’s International Note Payable: In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25% in the amount of $2,414,000, as discussed under Note 2. above.

United Capital Loan: On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.” As of December 31, 2015 the outstanding balance of the notes payable totaled $1,186,000. As of July 1, 2015 Drive Thru could no longer request additional draw downs.

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

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, annual covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio. At December 31, 2015 the company was in compliance with all the required covenants.

Capital Expenditures. Planned capital expenditures for the balance of fiscal 2016 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s and Good Times restaurants and reimage and remodel costs for Good Times restaurants.

Cash Flows. Net cash used in operating activities was $596,000 for the three months ended December 31, 2015. The net cash used in operating activities for the three months ended December 31, 2015 was the result of a net loss of $961,000 as well as cash and non-cash reconciling items totaling $365,000 (comprised of depreciation and amortization of $482,000, stock-based compensation expense of $177,000, a decrease in accounts payable of $513,000, an increase in accrued liabilities of $338,000 and a net decrease in other operating assets and liabilities of $119,000).

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

Net cash used in investing activities for the three months ended December 31, 2015 was $3,947,000 which primarily reflects the purchases of property and equipment. Purchases of property and equipment were $4,140,000, comprised of the following:

•	$3,402,000 in costs for the development of Bad Daddy’s locations in Colorado
•	$83,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$345,000 in costs related to our existing Good Times locations, for reimaging and remodeling
•	$31,000 for the development of one new Good Times location, expected to be open in late fiscal 2016
•	$81,000 for miscellaneous capital expenditures related to our Good Times restaurants
•	$13,000 for miscellaneous capital expenditures related to our corporate office

Net cash used in investing activities for the three months ended December 31, 2014 was $1,750,000, which primarily reflects the purchases of property and equipment. Details of the $1,752,000 purchases of property and equipment are as follows:

•	$692,000 in costs for the development of Bad Daddy’s locations in Colorado
•	$64,000 in costs related to our existing Good Times locations, for reimaging and miscellaneous capital expenditures
•	$976,000 for the development of Good Times locations, including the purchase of land for a new location opened in May 2015
•	$20,000 for miscellaneous capital expenditures related to our corporate office remodel

Net cash used in financing activities for the three months ended December 31, 2015 was $269,000, which includes principal payments on notes payable, long term debt and capital leases of $50,000 and distributions to non-controlling interests of $219,000.

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

Impact of Inflation

The total menu price increases taken at our Good Times Concept during fiscal 2015 were 3.4%, and we have taken an additional 1.9% increase in fiscal 2016.  Commodity costs have generally declined in the first quarter of fiscal 2016 compared to the same prior year period. When combined with our menu price increases, we expect Good Times’ food and packaging costs to remain consistent with the current quarter as a percentage of sales during of the remainder of fiscal 2016. However, if we experience cost pressure on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could be higher in fiscal 2016 than in fiscal 2015.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Good Times restaurant sales in December January, February and March.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.                CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, we concluded that, as of September 30, 2015, our controls were not adequate to ensure that all liabilities related to development costs for restaurants that were currently under construction but not yet open were recorded in the proper period.  Subsequent to September 30, 2015, we implemented a process of analyzing each new restaurant on a project by project basis to ensure that all development costs and the related liabilities are recorded as of the end of each reporting period.  This process involves using estimates to record costs incurred but not yet billed for the reporting period.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report and the risk factors set forth above, you should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described above and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES
                                 None.

ITEM 4.                  MINE SAFETY DISCLOSURES

N/A

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

GOOD TIMES RESTAURANTS INC.
DATE: February 16, 2015

Boyd E. Hoback President and Chief Executive Officer

James K. Zielke Chief Financial Officer