Form 10-Q
period 2016-03-31
GOOD TIMES RESTAURANTS INC
filed 2016-05-16
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, there were 12,266,414 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended March 31, 2016

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share and per share data)

	March 31, 2016	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,040	$13,809
Receivables, net of allowance for doubtful accounts of $0	798	189
Prepaid expenses and other	323	161
Inventories	614	510
Notes receivable	58	59
Total current assets	10,833	14,728
PROPERTY AND EQUIPMENT:
Land and building	5,064	5,054
Leasehold improvements	13,460	10,294
Fixtures and equipment	14,455	12,096
Total property and equipment	32,979	27,444
Less accumulated depreciation and amortization	(14,249)	(13,222)
Total net property and equipment	18,730	14,222
Assets held for sale	72	0
OTHER ASSETS:
Notes receivable	65	71
Trademarks	3,900	3,900
Other intangibles, net	103	117
Goodwill	15,076	15,066
Deposits and other assets	123	124
Total other assets	19,267	19,278
TOTAL ASSETS	$48,902	$48,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$2,609	$2,617
Accounts payable	2,093	2,733
Deferred income	25	25
Other accrued liabilities	2,707	1,883
Total current liabilities	7,434	7,258
LONG-TERM LIABILITIES:
Long-term debt due after one year	1,006	1,093
Capital lease obligations due after one year	5	11
Deferred and other liabilities	3,692	1,609
Total long-term liabilities	4,703	2,713
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and September 30, 2015	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,266,414 and 12,259,550 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	12	12
Capital contributed in excess of par value	57,804	57,434
Accumulated deficit	(22,601)	(20,804)
Total Good Times Restaurants Inc. stockholders' equity	35,215	36,642
Non-controlling interests	1,550	1,615
Total stockholders’ equity	36,765	38,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,902	$48,228

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
NET REVENUES:
Restaurant sales	$15,141	$8,626	$28,797	$16,392
Franchise royalties and fees	177	88	359	177
Total net revenues	15,318	8,714	29,156	16,569
RESTAURANT OPERATING COSTS:
Food and packaging costs	4,785	2,874	9,290	5,623
Payroll and other employee benefit costs	5,394	2,913	10,166	5,446
Restaurant occupancy and other operating costs	2,563	1,456	4,877	2,794
Preopening costs	576	185	1,301	422
Depreciation and amortization	549	256	1,008	462
Total restaurant operating costs	13,867	7,684	26,642	14,747
General and administrative costs	1,510	919	3,116	1,794
Advertising costs	352	261	718	521
Acquisition costs	0	197	0	197
Franchise costs	27	27	54	53
Gain on restaurant asset sale	(7)	(6)	(12)	(12)
LOSS FROM OPERATIONS	(431)	(368)	(1,362)	(731)
Other Income (Expenses):
Interest income (expense), net	(36)	(4)	(66)	(1)
Affiliate investment expense	0	12	0	13
Other income (loss)	0	(1)	0	(3)
Total other expenses, net	(36)	7	(66)	9
NET LOSS	$(467)	$(361)	$(1,428)	$(722)
Income attributable to non-controlling interests	(206)	(74)	(369)	(123)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(673)	$(435)	$(1,797)	$(845)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(.05)	$(.05)	$(.15)	$(.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,263,472	9,452,305	12,261,500	9,134,155

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,428)	$(722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,055	493
Accretion of deferred rent	233	43
Amortization of lease incentive obligation	(110)	0
Stock-based compensation expense	355	153
Affiliate investment income	0	(13)
Recognition of deferred gain on sale of restaurant building	(12)	(12)
Changes in operating assets and liabilities:
Change in:
Receivables and other	(609)	(153)
Inventories	(104)	(17)
Deposits and other	(166)	(40)
Change in:
Accounts payable	(69)	216
Deferred liabilities	1,979	167
Accrued and other liabilities	807	220
Net cash provided by operating activities	1,931	335
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(6,193)	(2,977)
Proceeds from sale of assets	6	0
Payments received from franchisees and others	7	4
Net cash used in investing activities	(6,180)	(2,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Expenses related to stock sale	0	(59)
Proceeds from warrant exercises, net	0	3,221
Proceeds from stock option exercises	15	45
Principal payments on notes payable and long-term debt	(101)	(44)
Borrowings on notes payable and long-term debt	0	1,118
Distributions to non-controlling interests	(434)	(117)
Net cash provided by (used in) financing activities	(520)	4,164
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,769)	1,526
CASH AND CASH EQUIVALENTS, beginning of period	13,809	9,894
CASH AND CASH EQUIVALENTS, end of period	$9,040	$11,420
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$22	$16
Non-cash purchase of property and equipment	$0	$40
Accounts payable decrease related to property and equipment	$571	$0

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular dollar amounts in thousands, except share and per share data)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2016 and the results of its operations and its cash flows for the three month and six month periods ended March 31, 2016. Operating results for the three and six month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The condensed consolidated balance sheet as of September 30, 2015 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2015.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc and its wholly-owned subsidiaries, Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BD of Colo”), Bad Daddy’s Franchise Development, LLC (“BDFD”) and Bad Daddy’s International, LLC (“BDI”), as of March 31, 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On April 15, 2013, the Company executed a Subscription Agreement for the purchase of 4,800 Class A Units of BDFD, representing a 48% non-controlling voting membership interest in BDFD, for the aggregate subscription price of $750,000. The Company acquired the remaining 52% interest in BDFD on May 7, 2015.  Prior to the acquisition, the Company accounted for this investment using the equity method. For the three month and six month periods ending March 31, 2015 the Company recorded net income of $12,000 and $13,000, respectively, for its share of BDFD’s operating results.

Note 3.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 31, 2016 and September 30, 2015 (in thousands):

	March 31, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(23)	93	116	(11)	105
Non-compete agreements	15	(5)	10	15	(3)	12
	$131	$(28)	$103	$131	$(14)	$117
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(28)	$4,003	$4,031	$(14)	$4,017

Goodwill	$15,076	$0	$15,076	$15,066	$0	$15,066

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the six-month period ended March 31, 2016.  The aggregate amortization expense related to these intangible assets subject to amortization was $14,000 for the six-month period ended March 31, 2016.

The estimated aggregate future amortization expense as of March 31, 2016 is as follows (in thousands):

Remainder of 2016	$14
2017	28
2018	19
2019	10
2020	10
Thereafter	22
$103

Note 4.	Common Stock.

On September 5, 2014, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1, which was subsequently amended by Amendment No. 1 to Form S-1, filed on September 23, 2014 and declared effective on September 24, 2014, and Post-Effective Amendment No. 1 to Form S-1, filed on January 29, 2015 and declared effective on February 4, 2015.  The Form S-1 was filed to register the resale by the selling stockholders named in the prospectus included in the Form S-1 of up to 2,094,236 shares of the registrant’s common stock, par value $0.01 per share.  The Post-Effective Amendment No. 2 on Form S-3 was filed by the Company to convert the Form S-1 into a registration statement on Form S-3.

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

Note 5.	Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant).

Our net loss for the six month periods ended March 31, 2016 and March 31, 2015 includes $355,000 and $153,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the six months ended March 31, 2016. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the six months ended March 31, 2016, the Company granted a total of 22,686 non-statutory stock options and a total of 54,110 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $5.29 and $6.23 and per-share weighted average fair values between $2.87 and $4.52.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2016 Incentive Stock Options	Fiscal 2015 Incentive Stock Options	Fiscal 2015 Non-Statutory Stock Options
Expected term (years)	6.5 to 7.5	6.5	6.5
Expected volatility	81.77% to 89.08%	87.40% to 112.11%	87.40%
Risk-free interest rate	1.65% to 2.07%	1.85% to 1.94%	1.85%
Expected dividends	0	0	0

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

The following table summarizes stock option activity for the six-month period ended March 31, 2016 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-beginning of year	540,444	$5.27
Options granted	76,796	$5.31
Options exercised	(6,864)	$2.20
Forfeited	(12,991)	$8.08
Expired	(13,917)	$17.04
Outstanding March 31, 2016	583,468	$4.97	7.4
Exercisable March 31, 2016	294,533	$4.45	6.1

As of March 31, 2016, the aggregate intrinsic value of the outstanding and exercisable options was $497,000 and $363,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of March 31, 2016, the total remaining unrecognized compensation cost related to non-vested stock options was $957,000 and is expected to be recognized over a weighted average period of approximately 4.6 years.

There were 6,864 stock options exercised during the six months ended March 31, 2016 with proceeds of $15,000 and 3,891 stock options exercised during the six months ended March 31, 2015 with proceeds of $7,000.

Restricted Stock Grants

During the six months ended March 31, 2016, the Company granted a total of 44,755 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values of $4.18 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest over three years following the grant date.

A summary of the status of non-vested restricted stock as of March 31, 2016 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	148,426	$3.23 to $8.60
Granted	44,755	$4.18
Forfeited	(8,721)
Vested	0
Non-vested shares at March 31, 2016	184,460

As of March 31, 2016, there was $431,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

Note 6.	Notes Payable and Long-Term Debt

On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.” As of March 31, 2016, Drive Thru had borrowed approximately $1,314,000 under the Loan Agreement, of which $1,118,000 was borrowed during the six month period ended March 31, 2015 and $0 borrowed in the six month period ended March 31, 2016. As of March 31, 2016 the outstanding balance on the note was $1,147,000. As of July 1, 2015 Drive Thru could no longer request additional draw downs.

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

In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,414,000. The entire note and all accrued interest were paid off subsequent to the quarter end on May 6, 2016.

Note 7.	Warrants

In connection with the public offering in August 2013 we issued 2,200,000 warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and an additional 2,200,000 warrants to purchase 1,100,000 shares of our common stock (“B Warrants”).  Additionally, we issued 330,000 A Warrants to purchase 330,000 shares of common stock and 330,000 B Warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering. Each A Warrant was exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share and two B Warrants were exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Also, in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 shares of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and were to expire on August 16, 2016.

In October, 2014 the Company mailed a notice of redemption to all holders of the Company’s A Warrants.  Each A Warrant was exercisable for one share of common stock at $2.75 per share until 5:00 p.m. Colorado Time on Friday, November 14, 2014.  Holders of the A Warrants are no longer entitled to exercise their warrants for common stock and have no rights.  No other warrants remain outstanding.

As of September 30, 2015 we had received proceeds, net of expenses related to the exercise of the warrants, of $9,782,000. As of March 31, 2016 there are no outstanding warrants.

Note 8.	Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock grants for 328,080 and 345,337 shares of common stock were not included in computing diluted EPS for the six months ended March 31, 2016 and 2015, respectively, because their effects were anti-dilutive.

Note 9.	Contingent Liabilities and Liquidity

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

Note 10.	Related Party Transactions

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC (Heathcote) pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock. On November 5, 2014, the Company and Heathcote further modified this agreement to provide for investor relations activities and corporate finance projects as determined by the CEO of the company. The modifications were approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote were $0 and $15,000 for the six month periods ended March 31, 2016 and 2015, respectively.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company provided general management services as well as accounting and administrative services. Income received from the agreement by the Company was fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $0 and $12,000 for the six month periods ended March 31, 2016 and 2015, respectively.

In conjunction with the purchase of BDI in May 2015 the Company now owns 100% of BDFD and has fully consolidated their accounts in the accompanying condensed consolidated financial statements.

Note 11.	Impairment of Long-Lived Assets and Goodwill

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

Given the results of our impairment analysis at March 31, 2016 there are no restaurants which are impaired.

Trademarks. Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 31, 2016 and 2015.

Goodwill. The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of March 31, 2016, the Company had $96,000 of goodwill related to the purchase of a Good Times franchise operation on December 31, 2012 and $14,980,000 of goodwill related to the acquisition of BDI on May 7, 2015.  There was no impairment required to the goodwill as of March 31, 2016.

Note 12.	Income Taxes

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the six month periods ended March 31, 2016 and 2015.  These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the six month periods ended March 31, 2016 and 2015 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2012 through 2015. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 31, 2016.

Note 13.	Non-controlling Interests

Non-controlling interests are presented as a separate item in the equity section of the condensed consolidated balance sheet. The amount of consolidated net income or loss attributable to non-controlling interests is presented on the face of the condensed consolidated statement of operations. Changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that do result in deconsolidation of a subsidiary require gain or loss recognition based on the fair value on the deconsolidation date.

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

The following table summarizes the activity in non-controlling interests during the six months ended March 31, 2016 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 30, 2015	$320	$1,295	$1,615
Income	195	174	369
Distributions	(211)	(223)	(434)
Balance at March 31, 2016	$304	$1,246	$1,550

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants, as part of the acquisition of BDI additional non-controlling interests were acquired in three joint venture entities.

Note 14.	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842), (ASU 2016-02), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of ASU 2016-02 will have on its consolidated financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-09 on its financial statements and disclosures.

Note 15.	Segment Reporting

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues
Good Times	$6,788	$6,705	$13,825	$13,309
Bad Daddy’s	8,530	2,009	15,331	3,260
	$15,318	$8,714	$29,156	$16,569
Income (Loss) from operations
Good Times	$20	$(29)	$(47)	$(125)
Bad Daddy’s	(307)	(142)	(1,027)	(409)
Corporate	(144)	(197)	(288)	(197)
	$(431)	$(368)	$(1,362)	$(731)
Capital Expenditures
Good Times	$234	$882	$692	$1,921
Bad Daddy’s	1,937	342	5,421	1,034
Corporate	67	2	80	22
	$2,238	$1,226	$6,193	$2,977

	March 31, 2016	September 30, 2015
Property & Equipment, net
Good Times	$5,549	$5,267
Bad Daddy’s	13,008	8,837
Corporate	173	118
	$18,730	$14,222

Note 16.	Subsequent Events

On May 6, 2016 we paid off the BDI promissory note balance and accrued interest. The total payment made was $2,492,527.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview.

Good Times Restaurant Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (Good Times) and operates and franchises/licenses full service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (Bad Daddy’s).

We are focused on continuing to improve the profitability of Good Times and developing additional Good Times restaurants in our home state of Colorado while developing the Bad Daddy’s concept with company-owned restaurants in Colorado and North Carolina in addition to other markets in the U.S., allowing us to leverage the strength and opportunities of both brands.

Growth Strategies and Outlook.

We believe there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands.  The following sets for the key elements of our growth strategy:

•	Pursue disciplined growth of company-owned Bad Daddy’s restaurants

•	Develop joint venture and/or franchised Bad Daddy’s

•	Remodel/refresh our Good Times restaurants

•	Expand the number of Good Times locations

•	Increase same-store sales in both brands

•	Leverage our infrastructure

Acquisition of Bad Daddy’s International, LLC.

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

Restaurant locations.

As of March 31, 2016 we operate or franchise a total of thirty-seven Good Times restaurants, of which thirty-five are in Colorado.  Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.  In February 2016 one Good Times franchisee in Denver, Colorado closed its operations due to the expiration of its lease. Additionally, we operate or franchise a total of seventeen Bad Daddy’s Burger Bar locations, of which seven are in Colorado, eight are in North Carolina, one is in South Carolina and one is in Tennessee.  One of the North Carolina locations, at the Charlotte Douglas International Airport, is operated pursuant to a License Agreement. Subsequent to March 31, 2016 we opened one new Bad Daddy’s in Colorado.

	Company-Owned/Co-Developed/Joint Venture
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2016	2015	2016	2015	2016	2015
Colorado	27	26	7	3	34	29
North Carolina	0	0	7	0	7	0
Total:	27	26	14	3	41	29

	Franchise/License
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2016	2015	2016	2015	2016	2015
Colorado	8	9	0	0	8	9
North Carolina	0	0	1	0	1	0
South Carolina	0	0	1	0	1	0
Tennessee	0	0	1	0	1	0
Wyoming	2	2	0	0	2	2
Total:	10	11	3	0	13	11

In May 2015 we opened a company-owned Good Times restaurant in Centennial, Colorado.  We opened company-owned Bad Daddy’s restaurants in Aurora, Colorado (January 2015), Greenwood Village, Colorado (October 2015), Centennial, Colorado (December 2015), Littleton, Colorado (January 2016), Longmont, Colorado (February 2016) and Colorado Springs, Colorado (April 2016).  In addition, we acquired interests in seven Bad Daddy’s restaurants from BDI in May 2015.

Results of Operations

The following presents certain historical financial information of our operations.  This financial information includes results for the three month and six month periods ending March 31, 2016 and 2015.

Net Revenues. Net revenues for the three months ended March 31, 2016 increased $6,604,000 or 75.8% to $15,318,000 from $8,714,000 for the three months ended March 31, 2015.  $82,000 of the increase was attributable to the Good Times concept, $1,955,000 was attributable to the Colorado Bad Daddy’s restaurants and $4,566,000 was attributable to the acquired North Carolina Bad Daddy’s restaurants.

Good Times same store restaurant sales increased 0.5% during the three months ended March 31, 2016 for the restaurants that were open for the full three month periods ending March 31, 2016 and March 31, 2015. Restaurants are included in same store sales after they have been open a full fifteen months. One restaurant was excluded from same store sales for a portion of the period as they were partially closed for remodeling. Sales were negatively impacted in March 2016 by a severe blizzard in Denver, Colorado which resulted in the closure of all restaurants for one day.

Good Times franchise revenues for both three month periods ended March 31, 2016 and 2015 were $88,000. Good Times franchise same store restaurant sales decreased 1.8% during the three months ended March 31, 2016 for the franchise restaurants that were open for the full periods ending March 31, 2016 and March 31, 2015. Dual branded franchise same store restaurant sales decreased 5.8% during the three months ended March 31, 2016, compared to the same prior year period. One franchisee in Denver, Colorado closed its operations at the end of January 2016 due to the termination of its lease.

Bad Daddy’s restaurant sales for the three months ended March 31, 2016 increased $6,432,000 to $8,441,000 from $2,009,000 for the three-month period ended March 31, 2015. The three-month period ended March 31, 2016 includes sales of $4,477,000 for the acquired North Carolina restaurants. Colorado restaurant sales increased $1,955,000 from the same prior year period.  Bad Daddy’s same store restaurant sales increased 1.9% during the three months ended March 31, 2016 compared to the comparable period in the prior year.   This includes the sales of six of the seven acquired North Carolina restaurants even though these sales are not included in the consolidated statements of operations for the prior year and includes two of our Colorado locations.  Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.

Bad Daddy’s franchise revenues were $89,000 for the three-month period ended March 31, 2016 compared to $0 in the same prior year period, all of which are attributable to the BDI acquisition.

Net revenues for the six months ended March 31, 2016 increased $12,587,000 or 76.0% to $29,156,000 from $16,569,000 for the six months ended March 31, 2015.  $515,000 of the increase was attributable to the Good Times concept, $3,043,000 was attributable to the Colorado Bad Daddy’s restaurants and $9,029,000 was attributable to the acquired North Carolina Bad Daddy’s restaurants.

Good Times same store restaurant sales increased 2.6% during the six months ended March 31, 2016 for the restaurants that were open for the full six month periods ending March 31, 2016 and March 31, 2015. Restaurants are included in same store sales after they have been open a full fifteen months. Three restaurants were excluded from same store sales for a portion of the period as they were either partially closed for remodeling or had major road construction and as a result restaurant sales declined approximately $65,000 during the six months ended March 31, 2016.

Good Times franchise revenues for the six months ended March 31, 2016 increased $1,000 to $178,000 from $177,000 for the six months ended March 31, 2015 due to an increase in franchise fees offset by a decrease in franchise royalties. Good Times franchise same store restaurant sales increased 0.3% during the six months ended March 31, 2016 for the franchise restaurants that were open for the full periods ending March 31, 2016 and March 31, 2015. Dual branded franchise same store restaurant sales decreased 7.1% during the six months ended March 31, 2016, compared to the same prior year period.

Bad Daddy’s restaurant sales for the six months ended March 31, 2016 increased $11,890,000 to $15,150,000 from $3,260,000 for the six-month period ended March 31, 2015. The six-month period ended March 31, 2016 includes sales of $8,847,000 for the acquired North Carolina restaurants. Colorado restaurant sales increased $3,043,000 from the same prior year period.   Bad Daddy’s same store restaurant sales increased 4.0% during the six months ended March 31, 2016 compared to the comparable period in the prior year.   This includes the sales of six of the seven acquired North Carolina restaurants even though these sales are not included in the consolidated statements of operations for the prior year and includes one of our Colorado locations.  Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.

Bad Daddy’s franchise revenues were $181,000 for the six-month period ended March 31, 2016 compared to $0 in the same prior year period, all of which are attributable to the BDI acquisition.

Restaurant Operating Costs

Food and Packaging Costs. For the three months ended March 31, 2016, food and packaging costs increased $1,911,000 from $2,874,000 (33.3% of restaurant sales) in the three months ended March 31, 2015 to $4,785,000 (31.6% of restaurant sales).

Good Times food and packaging costs were $2,123,000 (31.7% of restaurant sales) in the three months ended March 31, 2016, down from $2,240,000 (33.9% of restaurant sales) in the three months ended March 31, 2015.  The decrease of 2.2% in costs as a percentage of restaurant sales was attributable to a 3.0% weighted average menu price increase over last year which lowered cost of sales (as a percentage of restaurant sales) by 1.0%, and the remaining decrease was due to a net decrease in average commodity costs versus last year especially beef cost which declined 30%.

Bad Daddy’s food and packaging costs were $2,661,000 (31.5% of restaurant sales) in the three months ended March 31, 2016, up from $634,000 (31.6% of restaurant sales) in the three months ended March 31, 2015. $1,444,000 of the $2,027,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $583,000 was attributable to the five additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first six months of fiscal 2016.

For the six months ended March 31, 2016, food and packaging costs increased $3,667,000 from $5,623,000 (34.3% of restaurant sales) in the six months ended March 31, 2015 to $9,290,000 (32.3% of restaurant sales).

Good Times food and packaging costs were $4,437,000 (32.5% of restaurant sales) in the six months ended March 31, 2016, down from $4,580,000 (34.9% of restaurant sales) in the six months ended March 31, 2015.  The decrease of 2.4% in costs as a percentage of restaurant sales was attributable to a 3.6% weighted average menu price increase over last year which lowered cost of sales (as a percentage of restaurant sales) by 1.2%, and the remaining decrease was due to a net decrease in average commodity costs versus last year especially beef cost which declined 28%.

Bad Daddy’s food and packaging costs were $4,853,000 (32.0% of restaurant sales) in the six months ended March 31, 2016, up from $1,043,000 (32.0% of restaurant sales) in the six months ended March 31, 2015. $2,902,000 of the $3,810,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $908,000 was attributable to the five additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first six months of fiscal 2016.

Payroll and Other Employee Benefit Costs. For the three months ended March 31, 2016, payroll and other employee benefit costs increased $2,480,000 from $2,914,000 (33.8% of restaurant sales) in the three months ended March 31, 2015 to $5,394,000 (35.6% of restaurant sales).

Good Times payroll and other employee benefit costs were $2,283,000 (34.1% of restaurant sales) in the three months ended March 31, 2016, up from $2,138,000 (32.3% of restaurant sales) in the three months ended March 31, 2015. The $145,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 5% in the three months ended March 31, 2016 compared to the same prior year period. The 5% increase is attributable to a very competitive labor market in Colorado. Payroll and other employee benefits increased approximately $67,000 in the three months ended March 31, 2016 due to one new restaurant that opened in May 2015.

Bad Daddy’s payroll and other employee benefit costs were $3,111,000 (36.9% of restaurant sales) for the three months ended March 31, 2016 up from $776,000 (38.6% of restaurant sales) in the three months ended March 31, 2015. $1,538,000 of the $2,335,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $797,000 was attributable to the five additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first six months of fiscal 2016.

For the six months ended March 31, 2016, payroll and other employee benefit costs increased $4,720,000 from $5,446,000 (33.2% of restaurant sales) in the six months ended March 31, 2015 to $10,166,000 (35.3% of restaurant sales).

Good Times payroll and other employee benefit costs were $4,582,000 (33.6% of restaurant sales) in the six months ended March 31, 2016, up from $4,173,000 (31.8% of restaurant sales) in the six months ended March 31, 2015. The $409,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 6% in the six months ended March 31, 2016 compared to the same prior year period. The 6% increase is attributable to a very competitive labor market in Colorado. Payroll and other employee benefits increased approximately $134,000 in the six months ended March 31, 2016 due to one new restaurant that opened in May 2015.

Bad Daddy’s payroll and other employee benefit costs were $5,584,000 (36.9% of restaurant sales) for the six months ended March 31, 2016 up from $1,273,000 (39.0% of restaurant sales) in the six months ended March 31, 2015. $3,086,000 of the $4,311,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $1,225,000 was attributable to the five additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first six months of fiscal 2016.

Occupancy and Other Operating Costs. For the three months ended March 31, 2016, occupancy and other operating costs increased $1,107,000 from $1,456,000 (16.9% of restaurant sales) in the three months ended March 31, 2015 to $2,563,000 (16.9% of restaurant sales).

Good Times occupancy and other operating costs were $1,230,000 (18.4% of restaurant sales) in the three months ended March 31, 2016, up from $1,119,000 (16.9% of restaurant sales) in the three months ended March 31, 2015. The $111,000 increase in occupancy and other costs is primarily attributable to:

•	Increase of $42,000 in occupancy and other restaurant operating costs due to the one new restaurant that opened in May 2015.

•	Increases in various other restaurant operating costs of $69,000 at existing restaurants comprised primarily of property taxes, repairs and maintenance, restaurant supplies and bank fees.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy and other operating costs were $1,333,000 (15.8% of restaurant sales) for the three months ended March 31, 2016 up from $338,000 (16.8% of restaurant sales) in the three months ended March 31, 2015. $696,000 of the $995,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $299,000 was attributable the five additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first six months of fiscal 2016.

For the six months ended March 31, 2016, occupancy and other operating costs increased $2,083,000 from $2,794,000 (17% of restaurant sales) in the six months ended March 31, 2015 to $4,877,000 (16.9% of restaurant sales).

Good Times occupancy and other operating costs were $2,475,000 (18.1% of restaurant sales) in the six months ended March 31, 2016, up from $2,229,000 (17.0% of restaurant sales) in the six months ended March 31, 2015. The $246,000 increase in occupancy and other costs is primarily attributable to:

•	Increase of $118,000 in occupancy and other restaurant operating costs due to the two new restaurants opened in the prior fiscal year, one in November 2014 and one in May 2015.
•	Increases in various other restaurant operating costs of $128,000 at existing restaurants comprised primarily of property taxes, repairs and maintenance, restaurant supplies and bank fees.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy and other operating costs were $2,402,000 (15.9% of restaurant sales) for the six months ended March 31, 2016 up from $565,000 (17.3% of restaurant sales) in the six months ended March 31, 2015. $1,375,000 of the $1,837,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $462,000 was attributable the five additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first six months of fiscal 2016.

New Store Preopening Costs. In the three months ended March 31, 2016, we incurred $576,000 of preopening costs compared to $185,000 in the three months ended March 31, 2015.

Good Times preopening costs were $0 for the three months ended March 31, 2016 compared to $34,000 in the three months ended March 31, 2015. The prior year costs were related to the new restaurant that opened in May 2015.

Bad Daddy’s preopening costs were $576,000 for the three months ended March 31, 2016 compared to $151,000 in the three months ended March 31, 2015. All of the preopening costs in the current and prior year periods are related to the newly-developed Bad Daddy’s restaurants in Colorado.

In the six months ended March 31, 2016, we incurred $1,301,000 of preopening costs compared to $422,000 in the six months ended March 31, 2015.

Good Times preopening costs were $0 for the six months ended March 31, 2016 compared to $98,000 in the six months ended March 31, 2015. The prior year costs were related to the new restaurants that opened in November 2014 and May 2015.

Bad Daddy’s preopening costs were $1,301,000 for the six months ended March 31, 2016 compared to $324,000 in the six months ended March 31, 2015. All of the preopening costs in the current and prior year periods are related to the newly-developed Bad Daddy’s restaurants in Colorado.

Depreciation and Amortization Costs. For the three months ended March 31, 2016, depreciation and amortization costs increased $293,000 from $256,000 in the three months ended March 31, 2015 to $549,000.

Good Times depreciation costs increased $18,000 from $170,000 in the three months ended March 31, 2015 to $188,000 in the three months ended March 31, 2016, primarily due to the new restaurant opened in the prior fiscal year in May 2015.

Bad Daddy’s depreciation costs increased $275,000 from $86,000 in the three months ended March 31, 2015 to $361,000 in the three months ended March 31, 2016. $152,000 of the increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $123,000 was attributable the five additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first six months of fiscal 2016.

For the six months ended March 31, 2016, depreciation and amortization costs increased $546,000 from $462,000 in the six months ended March 31, 2015 to $1,008,000.

Good Times depreciation costs increased $57,000 from $314,000 in the six months ended March 31, 2015 to $371,000 in the six months ended March 31, 2016, primarily due to the two new restaurants opened in the prior fiscal year, one in November 2014 and one in May 2015.

Bad Daddy’s depreciation costs increased $489,000 from $148,000 in the six months ended March 31, 2015 to $637,000 in the six months ended March 31, 2016. $303,000 of the increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $186,000 was attributable the five additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first six months of fiscal 2016.

General and Administrative Costs. For the three months ended March 31, 2016, general and administrative costs increased $591,000 from $919,000 (10.5% of total revenues) in the three months ended March 31, 2015 to $1,510,000 (9.9% of total revenue).

The $591,000 increase in general and administrative expenses in the three months ended March 31, 2016 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $267,000
•	Increase in incentive stock compensation cost of $92,000
•	Increase in training and human resources costs of $124,000
•	Increase in professional services of $18,000
•	Net increases in all other expenses of $90,000

For the six months ended March 31, 2016, general and administrative costs increased $1,322,000 from $1,794,000 (10.8% of total revenues) in the six months ended March 31, 2015 to $3,116,000 (10.7% of total revenue).

The $1,322,000 increase in general and administrative expenses in the six months ended March 31, 2016 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $604,000
•	Increase in incentive stock compensation cost of $202,000
•	Increase in training and human resources costs of $255,000
•	Increase in professional services of $108,000
•	Net increases in all other expenses of $153,000

General and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands.

Advertising Costs. For the three months ended March 31, 2016, advertising costs increased $91,000 from $261,000 (3.0% of restaurant sales) in the three months ended March 31, 2015 to $352,000 (2.3% of restaurant sales).

Good Times advertising costs increased $47,000 from $249,000 (3.8% of restaurant sales) in the three months ended March 31, 2015 to $296,000 (4.4% of restaurant sales) in the three months ended March 31, 2016.  Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

We anticipate that in fiscal 2016 Good Times advertising costs will be slightly higher than fiscal 2015 as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4.4% of restaurant sales.

Bad Daddy’s advertising costs were $56,000 (0.7% of restaurant sales) in the three months ended March 31, 2016 compared to $12,000 (.6% of restaurant sales) in the three months ended March 31, 2015.  The North Carolina BDI restaurants acquired in May 2015 accounted for $29,000 of the increase. Bad Daddy’s advertising costs consist primarily of menu development, printing costs and local store marketing.

Beginning in October 2015 all Bad Daddy’s restaurants began making contributions to an advertising materials fund based on a percentage of sales.

For the six months ended March 31, 2016, advertising costs increased $197,000 from $521,000 (3.2% of restaurant sales) in the six months ended March 31, 2015 to $718,000 (2.5% of restaurant sales).

Good Times advertising costs increased $114,000 from $495,000 (3.8% of restaurant sales) in the six months ended March 31, 2015 to $609,000 (4.5% of restaurant sales) in the six months ended March 31, 2016.  Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

Bad Daddy’s advertising costs were $109,000 (0.7% of restaurant sales) in the six months ended March 31, 2016 compared to $26,000 (0.8% of restaurant sales) in the six months ended March 31, 2015.  The North Carolina BDI restaurants acquired in May 2015 accounted for $62,000 of the increase. Bad Daddy’s advertising costs consist primarily of menu development, printing costs and local store marketing.

Acquisition Costs. For the three and six month periods ended March 31, 2016 acquisitions costs were $0 compared to $197,000 in the same prior year periods. All acquisition costs are related to the acquisition of BDI in May 2015 and include legal, accounting and other professional services related to the transaction.

Franchise Costs. For the three months ended March 31, 2016, franchise costs of $27,000 remained the same is in the prior three months ended March 31, 2015.

For the six months ended March 31, 2016, franchise costs increased $1,000 from $53,000 in the six months ended March 31, 2015 to $54,000.

The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals. For the three and six month periods ended March 31, 2016 the gain on restaurant asset disposals was $7,000 and $12,000, respectively, compared to a gain of $6,000 and $12,000, respectively, in the three and six month periods ended March 31, 2015.

The gain in all periods is primarily related a deferred gain on a previous sale lease-back transaction on a Good Times restaurant.

Loss from Operations. The loss from operations was $431,000 in the three months ended March 31, 2016 compared to a loss from operations of $368,000 in the three months ended March 31, 2015.

The loss from operations was $1,362,000 in the six months ended March 31, 2016 compared to a loss from operations of $731,000 in the six months ended March 31, 2015.

The increase in loss from operations for the three and six month periods ended March 31, 2016 is due primarily to matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and “Acquisition Costs” sections above.

Net Loss. The net loss was $467,000 for the three months ended March 31, 2016 compared to a net loss of $361,000 in the three months ended March 31, 2015.

The net loss was $1,428,000 for the six months ended March 31, 2016 compared to a net loss of $722,000 in the six months ended March 31, 2015.

The change from the three and six month periods ended March 31, 2015 to the three and six month periods ended March 31, 2016 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", "General and Administrative Costs" and "Acquisition Costs" sections above, as well as an increase in net interest expense of $32,000 and $65,000, respectively, compared to the same prior year periods.

Income Attributable to Non-Controlling Interests. For the three months ended March 31, 2016, the income attributable to non-controlling interests was $206,000 compared to $74,000 in the three months ended March 31, 2015. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants. $94,000 of the current year income is attributable to the Good Times joint venture restaurants and $112,000 of the current year income is attributable to the acquisition of the BDI joint venture restaurants in May 2015. The prior year income is all attributable to the Good Times joint venture restaurants.

For the six months ended March 31, 2016, the income attributable to non-controlling interests was $369,000 compared to $123,000 in the six months ended March 31, 2015. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants. $195,000 of the current year income is attributable to the Good Times joint venture restaurants and $174,000 of the current year income is attributable to the acquisition of the BDI joint venture restaurants in May 2015. The prior year income is all attributable to the Good Times joint venture restaurants.

Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA plus non-cash stock based compensation expense, preopening expense, non-recurring acquisition costs, GAAP rent in excess of cash rent, and non-cash disposal of assets. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company's financial measures with other fast casual restaurants, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating EBITDA and Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion.

Our management does not consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company's financial statements. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•
stock based compensation expense is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing performance for a particular period;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.  You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Adjusted EBITDA:
Net loss, as reported	$(673)	$(435)	$(1,797)	$(845)
Depreciation and amortization	520	272	947	494
Interest expense, net	36	4	66	1
EBITDA	(117)	(159)	(784)	(350)
Preopening expense (1)	576	185	1,301	422
Non-cash stock based compensation (2)	177	85	355	152
Non-recurring acquisition costs (3)	-	197	-	197
GAAP rent in excess of cash rent (4)	10	30	24	43
Non-cash disposal of asset (5)	(7)	(6)	(12)	(12)
Adjusted EBITDA	$639	$332	$884	$452

(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock based compensation as described in Note 6 to the financial statements.
(3)	Represents the costs related to the acquisition of BDI and includes legal, accounting and other professional services related to the transaction.
(4)	Represents the excess of GAAP rent recorded in the financial statements over the amount of cash rent incurred
(5)	Primarily related to a deferred gain on a previous sale lease-back transaction on a Good Times restaurant.

Liquidity and Capital Resources

Cash and Working Capital: As of March 31, 2016, we had a working capital excess of $3,399,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that decreases in our working capital may occur in the future if and when new Good Times or Bad Daddy’s restaurants are opened.  We are in the process of securing a senior debt facility which we believe will provide sufficient capital to meet our development, working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2016 and 2017.

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

Bad Daddy’s International Note Payable: In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25% in the amount of $2,414,000. Subsequent to the quarter ending March 31, 2016 the outstanding promissory note, along with all accrued interest, was paid in full on May 6, 2016.

United Capital Loan: On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.” As of March 31, 2016 the outstanding balance of the notes payable totaled $1,147,000. As of July 1, 2015 Drive Thru could no longer request additional draw downs.

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

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, annual covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio. At March 31, 2016 the company was in compliance with all the required covenants.

Capital Expenditures. Planned capital expenditures for the balance of fiscal 2016 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s and Good Times restaurants and reimage and remodel costs for Good Times restaurants.

Cash Flows. Net cash provided by operating activities was $1,931,000 for the six months ended March 31, 2016. The net cash provided by operating activities for the six months ended March 31, 2016 was the result of a net loss of $1,428,000 as well as cash and non-cash reconciling items totaling $3,359,000 (comprised of depreciation and amortization of $1,055,000, stock-based compensation expense of $355,000, an increase in accounts receivable of $609,000, an increase in deferred liabilities, related to tenant allowances, of $1,979,000, an increase in accrued liabilities of $807,000 and a net increase in other operating assets and liabilities of $228,000).

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

Net cash used in investing activities for the six months ended March 31, 2016 was $6,180,000 which primarily reflects the purchases of property and equipment of $6,193,000. Purchases of property and equipment comprised of the following:

•	$5,284,000 in costs for the development of Bad Daddy’s locations in Colorado
•	$136,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$524,000 in costs related to our existing Good Times locations, for reimaging and remodeling
•	$66,000 for the development of one new Good Times location, expected to be open in late fiscal 2016
•	$103,000 for miscellaneous capital expenditures related to our Good Times restaurants
•	$80,000 for miscellaneous capital expenditures related to our corporate office

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

Net cash used in financing activities for the six months ended March 31, 2016 was $520,000, which includes principal payments on notes payable, long term debt and capital leases of $101,000, proceeds from the sale of stock options of $15,000 and distributions to non-controlling interests of $434,000.

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

Impact of Inflation

The total menu price increases taken at our Good Times Concept during fiscal 2015 were 3.4%, and we have taken an additional 2.9% increase in fiscal 2016.  Commodity costs have generally declined in the first two quarters of fiscal 2016 compared to the same prior year periods. When combined with our menu price increases, we expect Good Times’ food and packaging costs to remain consistent with the current quarter as a percentage of sales during of the remainder of fiscal 2016. However, if we experience cost pressure on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could be higher in fiscal 2016 than in fiscal 2015.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales in December January, February and March.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: May 16, 2016

Boyd E. Hoback President and Chief Executive Officer

James K. Zielke Chief Financial Officer