Form 10-Q
period 2016-06-30
GOOD TIMES RESTAURANTS INC
filed 2016-08-15
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, there were 12,282,625 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended June 30, 2016

PART I. - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS
GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share and per share data)

	June 30,	September 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,214	$13,809
Receivables, net of allowance for doubtful accounts of $0	743	189
Prepaid expenses and other	349	161
Inventories	602	510
Notes receivable	50	59
Total current assets	8,958	14,728
PROPERTY AND EQUIPMENT:
Land and building	5,068	5,054
Leasehold improvements	13,930	10,294
Fixtures and equipment	14,693	12,096
Total property and equipment	33,691	27,444
Less accumulated depreciation and amortization	(14,853)	(13,222)
Total net property and equipment	18,838	14,222
Assets held for sale	93	0
OTHER ASSETS:
Notes receivable	62	71
Trademarks	3,900	3,900
Other intangibles, net	96	117
Goodwill	15,076	15,066
Deposits and other assets	120	124
Total other assets	19,254	19,278
TOTAL ASSETS	$47,143	$48,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$191	$2,617
Accounts payable	2,293	2,733
Deferred income	25	25
Other accrued liabilities	2,540	1,883
Total current liabilities	5,049	7,258
LONG-TERM LIABILITIES:
Long-term debt due after one year	962	1,093
Capital lease obligations due after one year	1	11
Deferred and other liabilities	3,696	1,609
Total long-term liabilities	4,659	2,713
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and September 30, 2015	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,282,625 and 12,259,550 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	12	12
Capital contributed in excess of par value	58,005	57,434
Accumulated deficit	(22,054)	(20,804)
Total Good Times Restaurants Inc. stockholders' equity	35,963	36,642
Non-controlling interests	1,472	1,615
Total stockholders’ equity	37,435	38,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,143	$48,228
See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
NET REVENUES:
Restaurant sales	$17,879	$12,772	$46,676	$29,165
Franchise royalties and fees	187	165	546	342
Total net revenues	18,066	12,937	47,222	29,507
RESTAURANT OPERATING COSTS:
Food and packaging costs	5,563	4,137	14,853	9,760
Payroll and other employee benefit costs	6,064	4,107	16,230	9,553
Restaurant occupancy and other operating costs	2,855	2,003	7,732	4,797
Preopening costs	127	156	1,428	578
Depreciation and amortization	584	351	1,592	813
Total restaurant operating costs	15,193	10,754	41,835	25,501
General and administrative costs	1,585	1,131	4,701	2,926
Advertising costs	419	327	1,137	848
Acquisition costs	0	365	0	562
Franchise costs	28	32	82	85
Gain on restaurant asset sale	(7)	(7)	(19)	(19)
INCOME (LOSS) FROM OPERATIONS	848	335	(514)	(396)
Other Income (Expenses):
Interest income (expense), net	(24)	(21)	(90)	(22)
Affiliate investment expense	0	(18)	0	(5)
Other income (loss)	(1)	(2)	(1)	(5)
Total other expenses, net	(25)	(41)	(91)	(32)
NET INCOME (LOSS)	$823	$294	$(605)	$(428)
Income attributable to non-controlling interests	(276)	(188)	(645)	(311)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$547	$106	$(1,250)	$(739)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss) attributable to Common Shareholders	$.04	$.01	$(.10)	$(.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,270,900	11,144,262	12,264,622	9,924,190
Diluted	12,544,001	11,534,951	N/A	N/A

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(605)	$(428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,669	868
Accretion of deferred rent	288	91
Amortization of lease incentive obligation	(161)	(26)
Stock-based compensation expense	532	317
Affiliate investment income	0	5
Recognition of deferred gain on sale of restaurant building	(19)	(19)
Changes in operating assets and liabilities:
Change in:
Receivables and other	(554)	35
Inventories	(92)	(38)
Deposits and other	(192)	(96)
Change in:
Accounts payable	115	209
Deferred liabilities	1,989	166
Accrued and other liabilities	637	(77)
Net cash provided by operating activities	3,607	1,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(6,910)	(4,372)
Proceeds from sale leaseback transaction	0	1,521
Proceeds from sale of assets	6	0
Acquisition of BDI, net of cash acquired	0	(17,612)
Payments received from franchisees and others	18	7
Net cash used in investing activities	(6,886)	(20,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sale	0	20,651
Proceeds from warrant exercises, net	0	3,221
Proceeds from stock option exercises	39	45
Principal payments on notes payable and long-term debt	(2,567)	(88)
Borrowings on notes payable and long-term debt	0	1,118
Distributions to non-controlling interests	(788)	(205)
Net cash provided by (used in) financing activities	(3,316)	24,742
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,595)	5,293
CASH AND CASH EQUIVALENTS, beginning of period	13,809	9,894
CASH AND CASH EQUIVALENTS, end of period	$7,214	$15,187
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$141	$36
Non-cash purchase of property and equipment	$0	$2,459
Accounts payable decrease related to property and equipment	$555	$0

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular dollar amounts in thousands, except share and per share data)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2016 and the results of its operations and its cash flows for the three month and nine month periods ended June 30, 2016. Operating results for the three and nine month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. The condensed consolidated balance sheet as of September 30, 2015 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2015.

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc and its wholly-owned subsidiaries, Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BD of Colo”), Bad Daddy’s Franchise Development, LLC (“BDFD”) and Bad Daddy’s International, LLC (“BDI”), as of June 30, 2016. All significant intercompany balances and transactions have been eliminated in consolidation.

Drive Thru is engaged in the business of developing, owning, operating and franchising hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard.  Most of our Good Times restaurants are located in the front-range communities of Colorado, but we also have franchised restaurants in Wyoming.  BD of Colo, BDI and BDFD are engaged in the business of licensing, owning and operating full-service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.	Investment in Affiliate

On April 15, 2013, the Company executed a Subscription Agreement for the purchase of 4,800 Class A Units of BDFD, representing a 48% non-controlling voting membership interest in BDFD, for the aggregate subscription price of $750,000. The Company acquired the remaining 52% interest in BDFD on May 7, 2015.  Prior to the acquisition, the Company accounted for this investment using the equity method. For the three month and nine month periods ending June 30, 2015 the Company recorded net expenses of $5,000 and $18,000, respectively, for its share of BDFD’s operating results.

Note 3.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 30, 2016 and September 30, 2015 (in thousands):

	June 30, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(28)	88	116	(11)	105
Non-compete agreements	15	(7)	8	15	(3)	12
	$131	$(35)	$96	$131	$(14)	$117
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(35)	$3,996	$4,031	$(14)	$4,017

Goodwill	$15,076	$0	$15,076	$15,066	$0	$15,066

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the nine months ended June 30, 2016.  The aggregate amortization expense related to these intangible assets subject to amortization was $21,000 for the nine months ended June 30, 2016.

The estimated aggregate future amortization expense as of June 30, 2016 is as follows (in thousands):

Remainder of 2016	$7
2017	28
2018	19
2019	10
2020	10
Thereafter	22
$96

Note 4.	Common Stock.

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

Our net loss for the nine month periods ended June 30, 2016 and June 30, 2015 includes $532,000 and $317,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the nine months ended June 30, 2016. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the nine months ended June 30, 2016, the Company granted a total of 22,686 non-statutory stock options and a total of 65,743 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $4.04 and $6.23 and per-share weighted average fair values between $2.85 and $4.52.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2016 Incentive and Non-Statutory Stock Options	Fiscal 2015 Incentive and Non-Statutory Stock Options
Expected term (years)	6.5 to 7.5	6.5
Expected volatility	79.75% to 89.08%	87.40% to 112.11%
Risk-free interest rate	1.45% to 2.07%	1.84% to 1.94%
Expected dividends	0	0

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

The following table summarizes stock option activity for the nine months ended June 30, 2016 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-beginning of year	540,444	$5.27
Options granted	88,429	$5.14
Options exercised	(19,530)	$2.02
Forfeited	(15,779)	$8.07
Expired	(13,916)	$17.04
Outstanding June 30, 2016	579,648	$5.00	7.2
Exercisable June 30, 2016	282,884	$4.58	5.8

As of June 30, 2016, the aggregate intrinsic value of the outstanding and exercisable options was $337,000 and $247,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of June 30, 2016, the total remaining unrecognized compensation cost related to non-vested stock options was $860,000 and is expected to be recognized over a weighted average period of approximately 4.4 years.

There were 19,531 stock options exercised during the nine months ended June 30, 2016 with proceeds of $39,000 and 22,548 stock options exercised during the nine months ended June 30, 2015 with proceeds of $45,000.

Restricted Stock Grants

During the nine months ended June 30, 2016, the Company granted a total of 44,755 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values of $4.18 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest over three years following the grant date.

A summary of the status of non-vested restricted stock as of June 30, 2016 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	148,426	$3.23 to $8.60
Granted	44,755	$4.18
Forfeited	(8,721)	$8.60
Vested	(3,544)	$8.23
Non-vested shares at June 30, 2016	180,916	$3.23 to $8.60

As of June 30, 2016, there was $373,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Note 6.	Notes Payable and Long-Term Debt

On July 30, 2014 Drive Thru entered into a Development Line Loan (“Loan Agreement”) and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.” As of June 30, 2016, Drive Thru had borrowed approximately $1,314,000 under the Loan Agreement, of which $1,118,000 was borrowed during the nine month period ended June 30, 2015 and $0 borrowed in the nine month period ended June 30, 2016. As of June 30, 2016 the outstanding balance on the note was $1,107,000. As of July 1, 2015 Drive Thru could no longer request additional draw downs.

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

In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,414,000. The entire note and all accrued interest were paid off on May 6, 2016.

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

As of September 30, 2015 we had received proceeds, net of expenses related to the exercise of the warrants, of $9,782,000. As of June 30, 2016 there are no outstanding warrants.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average shares outstanding – basic	12,270,900	11,144,262	12,264,622	9,924,190
Effect of potentially dilutive securities
Stock options	91,004	259,489	0	0
Restricted stock grants	182,097	131,200	0	0
Weighted-average shares outstanding – diluted	12,544,001	11,534,951	12,264,622	9,924,190
Excluded from diluted weighted-average shares outstanding:
Antidilutive	306,596	39,008	760,564	701,867

Note 9.	Contingent Liabilities and Liquidity

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

In April 2012 the Company entered into a financial advisory services agreement with Heathcote Capital LLC (Heathcote) pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock. On November 5, 2014, the Company and Heathcote further modified this agreement to provide for investor relations activities and corporate finance projects as determined by the CEO of the company. The modifications were approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote were $0 and $40,000 for the nine month periods ended June 30, 2016 and 2015, respectively.

In April 2013 the Company entered into a management services agreement with BDFD pursuant to which the Company provided general management services as well as accounting and administrative services. Income received from the agreement by the Company was fully recognized in income and then proportionately offset by the 48% equity investment in BDFD. Total amounts received from BDFD per the management services agreement were $0 and $14,000 for the nine month periods ended June 30, 2016 and 2015, respectively.

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

Given the results of our impairment analysis at June 30, 2016 there are no restaurants which are impaired.

Trademarks. Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of June 30, 2016 and 2015.

Goodwill. The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of June 30, 2016, the Company had $96,000 of goodwill related to the purchase of a Good Times franchise operation on December 31, 2012 and $14,980,000 of goodwill related to the acquisition of BDI on May 7, 2015.  There was no impairment required to the goodwill as of June 30, 2016.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the nine month periods ended June 30, 2016 and 2015.  These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the nine month periods ended June 30, 2016 and 2015 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2012 through 2015. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 30, 2016.

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

The following table summarizes the activity in non-controlling interests during the nine months ended June 30, 2016 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 30, 2015	$320	$1,295	$1,615
Income	319	326	645
Distributions	(343)	(445)	(788)
Balance at June 30, 2016	$296	$1,176	$1,472

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants. As part of the acquisition of BDI additional non-controlling interests were acquired in three joint venture entities.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Three Months Ended June 30,		Nine months Ended June 30,
	2016	2015	2016	2015
Revenues
Good Times	$7,806	$7,774	$21,631	$21,083
Bad Daddy’s	10,260	5,163	25,591	8,424
	$18,066	$12,937	$47,222	$29,507
Income (Loss) from operations
Good Times	$479	$505	$432	$377
Bad Daddy’s	513	254	(514)	(155)
Corporate	(144)	(424)	(432)	(618)
	$848	$335	$(514)	$(396)
Capital Expenditures
Good Times	$160	$1,111	$852	$3,033
Bad Daddy’s	546	244	5,967	1,278
Corporate	11	40	91	62
	$717	$1,395	$6,910	$4,373

	June 30,	September 30,
	2016	2015
Property & Equipment, net
Good Times	$5,475	$5,267
Bad Daddy’s	13,291	8,837
Corporate	165	118
	$18,931	$14,222

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restaurant locations.

As of June 30, 2016 we operate or franchise a total of thirty-seven Good Times restaurants, of which thirty-five are in Colorado.  Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.  In February 2016 one Good Times franchisee in Denver, Colorado closed its operations due to the expiration of its lease. Additionally, we operate or franchise a total of eighteen Bad Daddy’s Burger Bar locations, of which eight are in Colorado, eight are in North Carolina, one is in South Carolina and one is in Tennessee.  One of the North Carolina locations, at the Charlotte Douglas International Airport, is operated pursuant to a License Agreement. The South Carolina and Tennessee locations are franchised.

	Company-Owned/Co-Developed/Joint Venture
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2016	2015	2016	2015	2016	2015
Colorado	27	27	8	3	35	30
North Carolina	0	0	7	7	7	7
Total:	27	27	15	10	42	37

	Franchise/License
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2016	2015	2016	2015	2016	2015
Colorado	8	9	0	0	8	9
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Tennessee	0	0	1	1	1	1
Wyoming	2	2	0	0	2	2
Total:	10	11	3	3	13	14

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

Results of Operations

The following presents certain historical financial information of our operations.  This financial information includes results for the three month and nine month periods ending June 30, 2016 and 2015.

Net Revenues. Net revenues for the three months ended June 30, 2016 increased $5,129,000 or 39.6% to $18,067,000 from $12,937,000 for the three months ended June 30, 2015.  $33,000 of the increase was attributable to the Good Times concept, $3,041,000 was attributable to the Colorado Bad Daddy’s restaurants and $2,055,000 was attributable to the acquired North Carolina Bad Daddy’s restaurants.

Good Times same store restaurant sales decreased 2.0% during the three months ended June 30, 2016 for the restaurants that were open for the full three month periods ending June 30, 2016 and June 30, 2015. Restaurants are included in same store sales after they have been open a full fifteen months. One restaurant was excluded from same store sales for a portion of the period as they were closed for remodeling in the prior year.

Good Times franchise revenues for the three months ended June 30, 2016 were $91,000 compared to $101,000 for the three months ended June 30, 2015. Good Times franchise same store restaurant sales decreased 0.3% during the three months ended June 30, 2016 for the franchise restaurants that were open for the full periods ending June 30, 2016 and June 30, 2015. Dual branded franchise same store restaurant sales decreased 3.2% during the three months ended June 30, 2016, compared to the same prior year period.

Bad Daddy’s restaurant sales for the three months ended June 30, 2016 increased $5,065,000 to $10,165,000 from $5,100,000 for the three months ended June 30, 2015. North Carolina restaurant sales increased $2,024,000 from the same prior year period. Colorado restaurant sales increased $3,041,000 from the same prior year period.  Bad Daddy’s same store restaurant sales increased 3.6% during the three months ended June 30, 2016 compared to the comparable period in the prior year.   This includes the sales of six of the seven acquired North Carolina restaurants even though these sales were only included in the consolidated statements of operations for the prior year since May 7, 2015 and includes two of our Colorado locations.  Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.

Bad Daddy’s franchise revenues were $96,000 for the three months ended June 30, 2016 compared to $64,000 in the same prior year period, all of which are attributable to the BDI acquisition.

Net revenues for the nine months ended June 30, 2016 increased $17,716,000 or 60.0% to $47,223,000 from $29,507,000 for the nine months ended June 30, 2015.  $548,000 of the increase was attributable to the Good Times concept, $6,083,000 was attributable to the Colorado Bad Daddy’s restaurants and $11,085,000 was attributable to the acquired North Carolina Bad Daddy’s restaurants.

Good Times same store restaurant sales increased 0.9% during the nine months ended June 30, 2016 for the restaurants that were open for the full nine month periods ending June 30, 2016 and June 30, 2015. Restaurants are included in same store sales after they have been open a full fifteen months. Three restaurants were excluded from same store sales for a portion of the period as they were either partially closed for remodeling or had major road construction and as a result restaurant sales declined approximately $65,000 during the nine months ended June 30, 2016. One restaurant was closed in May and June of 2015 for a remodel and as a result restaurant sales increased $156,000 during the nine months ended June 30, 2016.

Good Times franchise revenues for the nine months ended June 30, 2016 decreased $9,000 to $269,000 from $278,000 for the nine months ended June 30, 2015 primarily due to a decrease in in franchise royalties. Good Times franchise same store restaurant sales increased 0.3% during the nine months ended June 30, 2016 for the franchise restaurants that were open for the full periods ending June 30, 2016 and June 30, 2015. Dual branded franchise same store restaurant sales decreased 5.6% during the nine months ended June 30, 2016, compared to the same prior year period. One franchisee in Denver, Colorado closed its operations at the end of January 2016 due to the termination of its lease.

Bad Daddy’s restaurant sales for the nine months ended June 30, 2016 increased $16,955,000 to $25,315,000 from $8,360,000 for the nine months ended June 30, 2015. North Carolina restaurant sales increased $10,872,000 from the same prior year period.  Colorado restaurant sales increased $6,083,000 from the same prior year period.   Bad Daddy’s same store restaurant sales increased 3.8% during the nine months ended June 30, 2016 compared to the comparable period in the prior year.   This includes the sales of six of the seven acquired North Carolina restaurants even though these sales were only included in the consolidated statements of operations for the prior year since May 7, 2015 and includes one of our Colorado locations for the entire nine-month period and one additional Colorado location since February.  Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.

Bad Daddy’s franchise revenues were $277,000 for the nine months ended June 30, 2016 compared to $64,000 in the same prior year period, all of which are attributable to the BDI acquisition.

Restaurant Operating Costs

Food and Packaging Costs. For the three months ended June 30, 2016, food and packaging costs increased $1,426,000 from $4,137,000 (32.4% of restaurant sales) in the three months ended June 30, 2015 to $5,563,000 (31.1% of restaurant sales).

Good Times food and packaging costs were $2,480,000 (32.1% of restaurant sales) in the three months ended June 30, 2016, down from $2,522,000 (32.9% of restaurant sales) in the three months ended June 30, 2015.  The decrease of 0.8% in costs as a percentage of restaurant sales was primarily attributable to a 3.1% weighted average menu price increase over last year which lowered cost of sales (as a percentage of restaurant sales) by 1.0%.

Bad Daddy’s food and packaging costs were $3,083,000 (30.3% of restaurant sales) in the three months ended June 30, 2016, up from $1,615,000 (31.7% of restaurant sales) in the three months ended June 30, 2015. $544,000 of the $1,468,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $924,000 was attributable to the six additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first nine months of fiscal 2016.

For the nine months ended June 30, 2016, food and packaging costs increased $5,093,000 from $9,760,000 (33.5% of restaurant sales) in the nine months ended June 30, 2015 to $14,853,000 (31.8% of restaurant sales).

Good Times food and packaging costs were $6,917,000 (32.4% of restaurant sales) in the nine months ended June 30, 2016, down from $7,101,000 (34.1% of restaurant sales) in the nine months ended June 30, 2015.  The decrease of 1.7% in costs as a percentage of restaurant sales was attributable to a 3.5% weighted average menu price increase over last year which lowered cost of sales (as a percentage of restaurant sales) by 1.2%, and the remaining decrease was due to a net decrease in average commodity costs versus last year especially beef cost.

Bad Daddy’s food and packaging costs were $7,936,000 (31.4% of restaurant sales) in the nine months ended June 30, 2016, up from $2,658,000 (31.8% of restaurant sales) in the nine months ended June 30, 2015. $3,445,000 of the $5,278,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $1,833,000 was attributable to the six additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first nine months of fiscal 2016.

Payroll and Other Employee Benefit Costs. For the three months ended June 30, 2016, payroll and other employee benefit costs increased $1,957,000 from $4,107,000 (32.2% of restaurant sales) in the three months ended June 30, 2015 to $6,064,000 (33.9% of restaurant sales).

Good Times payroll and other employee benefit costs were $2,443,000 (31.7% of restaurant sales) in the three months ended June 30, 2016, up from $2,347,000 (30.6% of restaurant sales) in the three months ended June 30, 2015. The $96,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 6% in the three months ended June 30, 2016 compared to the same prior year period. The 6% increase is attributable to a very competitive labor market in Colorado. Payroll and other employee benefits increased approximately $15,000 in the three months ended June 30, 2016 due to one new restaurant that opened in May 2015.

Bad Daddy’s payroll and other employee benefit costs were $3,621,000 (35.6% of restaurant sales) for the three months ended June 30, 2016 up from $1,760,000 (34.5% of restaurant sales) in the three months ended June 30, 2015. $703,000 of the $1,861,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $1,158,000 was attributable to the six additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first nine months of fiscal 2016.

For the nine months ended June 30, 2016, payroll and other employee benefit costs increased $6,677,000 from $9,553,000 (32.8% of restaurant sales) in the nine months ended June 30, 2015 to $16,230,000 (34.8% of restaurant sales).

Good Times payroll and other employee benefit costs were $7,026,000 (32.9% of restaurant sales) in the nine months ended June 30, 2016, up from $6,520,000 (31.3% of restaurant sales) in the nine months ended June 30, 2015. The $506,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 6% in the nine months ended June 30, 2016 compared to the same prior year period. The 6% increase is attributable to a very competitive labor market in Colorado. Payroll and other employee benefits increased approximately $150,000 in the nine months ended June 30, 2016 due to one new restaurant that opened in May 2015.

Bad Daddy’s payroll and other employee benefit costs were $9,204,000 (36.4% of restaurant sales) for the nine months ended June 30, 2016 up from $3,033,000 (36.3% of restaurant sales) in the nine months ended June 30, 2015. $3,788,000 of the $6,171,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $2,383,000 was attributable to the six additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first nine months of fiscal 2016.

Occupancy and Other Operating Costs. For the three months ended June 30, 2016, occupancy and other operating costs increased $852,000 from $2,003,000 (15.7% of restaurant sales) in the three months ended June 30, 2015 to $2,855,000 (16.0% of restaurant sales).

Good Times occupancy and other operating costs were $1,285,000 (16.7% of restaurant sales) in the three months ended June 30, 2016, up from $1,238,000 (16.1% of restaurant sales) in the three months ended June 30, 2015. The $47,000 increase in occupancy and other costs is primarily attributable to:

•	Increase of $19,000 in occupancy and other restaurant operating costs due to the one new restaurant that opened in May 2015.
•	Increases in various other restaurant operating costs of $28,000 at existing restaurants comprised primarily of property taxes, repairs and maintenance and restaurant supplies.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy and other operating costs were $1,570,000 (15.5% of restaurant sales) for the three months ended June 30, 2016 up from $765,000 (15.0% of restaurant sales) in the three months ended June 30, 2015. $311,000 of the $805,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $494,000 was attributable the six additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first nine months of fiscal 2016.

For the nine months ended June 30, 2016, occupancy and other operating costs increased $2,935,000 from $4,797,000 (16.5% of restaurant sales) in the nine months ended June 30, 2015 to $7,732,000 (16.6% of restaurant sales).

Good Times occupancy and other operating costs were $3,759,000 (17.6% of restaurant sales) in the nine months ended June 30, 2016, up from $3,467,000 (16.7% of restaurant sales) in the nine months ended June 30, 2015. The $292,000 increase in occupancy and other costs is primarily attributable to:

•	Increase of $132,000 in occupancy and other restaurant operating costs due to the two new restaurants opened in the prior fiscal year, one in November 2014 and one in May 2015.
•	Increases in various other restaurant operating costs of $160,000 at existing restaurants comprised primarily of property taxes, repairs and maintenance, restaurant supplies and bank fees.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy and other operating costs were $3,973,000 (15.7% of restaurant sales) for the nine months ended June 30, 2016 up from $1,330,000 (15.9% of restaurant sales) in the nine months ended June 30, 2015. $1,687,000 of the $2,643,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $956,000 was attributable the six additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first nine months of fiscal 2016.

New Store Preopening Costs. In the three months ended June 30, 2016, we incurred $127,000 of preopening costs compared to $156,000 in the three months ended June 30, 2015.

Good Times preopening costs were $0 for the three months ended June 30, 2016 compared to $72,000 in the three months ended June 30, 2015. The prior year costs were related to the new restaurant that opened in May 2015.

Bad Daddy’s preopening costs were $127,000 for the three months ended June 30, 2016 compared to $84,000 in the three months ended June 30, 2015. All of the preopening costs in the current and prior year periods are related to the newly-developed Bad Daddy’s restaurants in Colorado.

In the nine months ended June 30, 2016, we incurred $1,428,000 of preopening costs compared to $578,000 in the nine months ended June 30, 2015.

Good Times preopening costs were $0 for the nine months ended June 30, 2016 compared to $170,000 in the nine months ended June 30, 2015. The prior year costs were related to the new restaurants that opened in November 2014 and May 2015.

Bad Daddy’s preopening costs were $1,428,000 for the nine months ended June 30, 2016 compared to $408,000 in the nine months ended June 30, 2015. All of the preopening costs in the current and prior year periods are related to the newly-developed Bad Daddy’s restaurants in Colorado.

Depreciation and Amortization Costs. For the three months ended June 30, 2016, depreciation and amortization costs increased $233,000 from $351,000 in the three months ended June 30, 2015 to $584,000.

Good Times depreciation costs increased $15,000 from $173,000 in the three months ended June 30, 2015 to $188,000 in the three months ended June 30, 2016, primarily due to the new restaurant opened in the prior fiscal year in May 2015.

Bad Daddy’s depreciation costs increased $218,000 from $178,000 in the three months ended June 30, 2015 to $396,000 in the three months ended June 30, 2016. $62,000 of the increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $156,000 was attributable the six additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first nine months of fiscal 2016.

For the nine months ended June 30, 2016, depreciation and amortization costs increased $779,000 from $813,000 in the nine months ended June 30, 2015 to $1,592,000.

Good Times depreciation costs increased $73,000 from $486,000 in the nine months ended June 30, 2015 to $559,000 in the nine months ended June 30, 2016, primarily due to the two new restaurants opened in the prior fiscal year, one in November 2014 and one in May 2015.

Bad Daddy’s depreciation costs increased $706,000 from $326,000 in the nine months ended June 30, 2015 to $1,032,000 in the nine months ended June 30, 2016. $365,000 of the increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $341,000 was attributable the six additional Bad Daddy’s restaurants opened in Colorado in fiscal 2015 and the first nine months of fiscal 2016.

General and Administrative Costs. For the three months ended June 30, 2016, general and administrative costs increased $454,000 from $1,131,000 (8.7% of total revenues) in the three months ended June 30, 2015 to $1,585,000 (8.8% of total revenue).

The $454,000 increase in general and administrative expenses in the three months ended June 30, 2016 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $186,000
•	Increase in incentive stock compensation cost of $12,000
•	Increase in training and human resources costs of $143,000
•	Increase in professional services of $48,000
•	Net increases in all other expenses of $65,000

For the nine months ended June 30, 2016, general and administrative costs increased $1,775,000 from $2,926,000 (9.9% of total revenues) in the nine months ended June 30, 2015 to $4,701,000 (10.0% of total revenue).

The $1,775,000 increase in general and administrative expenses in the nine months ended June 30, 2016 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $790,000
•	Increase in incentive stock compensation cost of $214,000
•	Increase in training and human resources costs of $398,000
•	Increase in professional services of $113,000
•	Net increases in all other expenses of $260,000

General and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands.

Advertising Costs. For the three months ended June 30, 2016, advertising costs increased $92,000 from $327,000 (2.6% of restaurant sales) in the three months ended June 30, 2015 to $419,000 (2.3% of restaurant sales).

Good Times advertising costs increased $38,000 from $305,000 (4.0% of restaurant sales) in the three months ended June 30, 2015 to $343,000 (4.4% of restaurant sales) in the three months ended June 30, 2016.  Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

We anticipate that in fiscal 2016 Good Times advertising costs will be slightly higher than fiscal 2015 as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4.4% of restaurant sales.

Bad Daddy’s advertising costs were $76,000 (0.7% of restaurant sales) in the three months ended June 30, 2016 compared to $22,000 (0.4% of restaurant sales) in the three months ended June 30, 2015.  The North Carolina BDI restaurants acquired in May 2015 accounted for $23,000 of the increase. Bad Daddy’s advertising costs consist primarily of menu development, printing costs and local store marketing.

Beginning in October 2015 all Bad Daddy’s restaurants began making contributions to an advertising materials fund based on a percentage of sales.

For the nine months ended June 30, 2016, advertising costs increased $289,000 from $848,000 (2.9% of restaurant sales) in the nine months ended June 30, 2015 to $1,137,000 (2.4% of restaurant sales).

Good Times advertising costs increased $152,000 from $800,000 (3.8% of restaurant sales) in the nine months ended June 30, 2015 to $952,000 (4.5% of restaurant sales) in the nine months ended June 30, 2016.  Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

Bad Daddy’s advertising costs were $185,000 (0.7% of restaurant sales) in the nine months ended June 30, 2016 compared to $48,000 (0.6% of restaurant sales) in the nine months ended June 30, 2015.  The North Carolina BDI restaurants acquired in May 2015 accounted for $85,000 of the increase. Bad Daddy’s advertising costs consist primarily of menu development, printing costs and local store marketing.

Acquisition Costs. For the three and nine month periods ended June 30, 2016 acquisitions costs were $0 compared to $365,000 and $562,000, respectively, in the same prior year periods. All acquisition costs are related to the acquisition of BDI in May 2015 and include legal, accounting and other professional services related to the transaction.

Franchise Costs. For the three months ended June 30, 2016, franchise costs decreased $4,000 from $32,000 in the nine months ended June 30, 2015 to $28,000.

For the nine months ended June 30, 2016, franchise costs decreased $3,000 from $85,000 in the nine months ended June 30, 2015 to $82,000.

The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals. For the three and nine month periods ended June 30, 2016 the gain on restaurant asset disposals was $7,000 and $19,000, respectively, compared to a gain of $7,000 and $19,000, respectively, in the three and nine month periods ended June 30, 2015.

The gain in all periods is primarily related a deferred gain on a previous sale lease-back transaction on a Good Times restaurant.

Income and Loss from Operations. The income from operations was $848,000 in the three months ended June 30, 2016 compared to income from operations of $335,000 in the three months ended June 30, 2015.

The loss from operations was $514,000 in the nine months ended June 30, 2016 compared to a loss from operations of $396,000 in the nine months ended June 30, 2015.

The change in income from operations for the three and nine month periods ended June 30, 2016 is due primarily to matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs" and “Acquisition Costs” sections above.

Net Income and Loss. Net income was $823,000 for the three months ended June 30, 2016 compared to net income of $294,000 in the three months ended June 30, 2015.

The net loss was $605,000 for the nine months ended June 30, 2016 compared to a net loss of $428,000 in the nine months ended June 30, 2015.

The change from the three and nine month periods ended June 30, 2015 to the three and nine month periods ended June 30, 2016 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", "General and Administrative Costs" and "Acquisition Costs" sections above, as well as an increase in net interest expense of $68,000 for the nine months ended June 30, 2016 compared to the same prior year periods.

Income Attributable to Non-Controlling Interests. For the three months ended June 30, 2016, the income attributable to non-controlling interests was $276,000 compared to $188,000 in the three months ended June 30, 2015. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants. $124,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $122,000 in the same prior year period. $152,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $66,000 in the same prior year period.

For the nine months ended June 30, 2016, the income attributable to non-controlling interests was $645,000 compared to $311,000 in the nine months ended June 30, 2015. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants. $319,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $245,000 in the same prior year period. $326,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $66,000 in the same prior year period.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Nine months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA:
Net income/(loss), as reported	$547	$106	$(1,250)	$(739)
Depreciation and amortization	558	335	1,506	829
Interest expense, net	24	21	90	22
EBITDA	1,129	462	346	112
Preopening expense (1)	127	156	1,428	578
Non-cash stock based compensation (2)	177	165	532	317
Non-recurring acquisition costs (3)	-	365	-	562
GAAP rent in excess of cash rent (4)	6	47	30	91
Non-cash disposal of asset (5)	(7)	(7)	(19)	(19)
Adjusted EBITDA	$1,432	$1,188	$2,317	$1,641

(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock based compensation as described in Note 6 to the financial statements.
(3)	Represents the costs related to the acquisition of BDI and includes legal, accounting and other professional services related to the transaction.
(4)	Represents the excess of GAAP rent recorded in the financial statements over the amount of cash rent incurred
(5)	Primarily related to a deferred gain on a previous sale lease-back transaction on a Good Times restaurant.

Liquidity and Capital Resources

Cash and Working Capital: As of June 30, 2016, we had a working capital excess of $3,909,000. Because restaurant sales are collected in cash and accounts payable for food and paper products are paid two to four weeks later, restaurant companies often operate with working capital deficits. We anticipate that decreases in our working capital may occur in the future if and when new Good Times or Bad Daddy’s restaurants are opened.  We are in the process of securing a senior debt facility which we believe will provide sufficient capital to meet our development, working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2016 and 2017.

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

United Capital Loan: On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.” As of June 30, 2016 the outstanding balance of the notes payable totaled $1,107,000. As of July 1, 2015 Drive Thru could no longer request additional draw downs.

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

The Loan Agreement and Notes contain customary representations, warranties and affirmative and negative covenants, including without limitation, annual covenants to maintain certain insurance coverage and to maintain a certain debt service coverage ratio, leverage ratio, and quick ratio. At June 30, 2016 the company was in compliance with all the required covenants.

Capital Expenditures. Planned capital expenditures for the balance of fiscal 2016 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s and Good Times restaurants and reimage and remodel costs for Good Times restaurants.

Cash Flows. Net cash provided by operating activities was $3,607,000 for the nine months ended June 30, 2016. The net cash provided by operating activities for the nine months ended June 30, 2016 was the result of a net loss of $605,000 as well as cash and non-cash reconciling items totaling $4,212,000 (comprised of depreciation and amortization of $1,669,000, stock-based compensation expense of $532,000, an increase in accounts receivable of $554,000, an increase in deferred liabilities related to tenant allowances of $1,989,000, an increase in accrued liabilities of $637,000 and a net increase in other operating assets and liabilities of $61,000).

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

Net cash used in investing activities for the nine months ended June 30, 2016 was $6,886,000 which primarily reflects the purchases of property and equipment of $6,910,000. Purchases of property and equipment comprised of the following:

•	$5,784,000 in costs for the development of Bad Daddy’s locations
•	$184,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$601,000 in costs related to our existing Good Times locations, for reimaging and remodeling
•	$87,000 for the development of one new Good Times location
•	$164,000 for miscellaneous capital expenditures related to our Good Times restaurants
•	$90,000 for miscellaneous capital expenditures related to our corporate office

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

Net cash used in financing activities for the nine months ended June 30, 2016 was $3,316,000, which includes principal payments on notes payable, long term debt and capital leases of $2,567,000, proceeds from the sale of stock options of $39,000 and distributions to non-controlling interests of $788,000.

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

Impact of Inflation

The total menu price increases taken at our Good Times Concept during fiscal 2015 were 3.4%, and we have taken an additional 3.5% increase in fiscal 2016.  Commodity costs have generally declined in the first three quarters of fiscal 2016 compared to the same prior year periods. When combined with our menu price increases, we expect Good Times’ food and packaging costs to remain consistent with the current quarter as a percentage of sales during of the remainder of fiscal 2016. However, if we experience cost pressure on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could be higher in fiscal 2016 than in fiscal 2015.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 15, 2016

Boyd E. Hoback
President and Chief Executive Officer

James K. Zielke
Chief Financial Officer