Form 10-K
period 2016-09-27
GOOD TIMES RESTAURANTS INC
filed 2016-12-27
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 27, 2016

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______ to _______

Commission file number 000-18590
(Exact name of registrant as specified in its charter)

Nevada	84-1133368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

141 Union Blvd., #400, Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 384-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☒ No ☐
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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company☒

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

As of March 31, 2016 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 11,199,806 shares of common stock held by non-affiliates of the registrant was $44,575,228.

As of December 16, 2016, the registrant had 12,297,550 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 27, 2016.

PART I

ITEM 1.	BUSINESS

Our Company

Good Times Restaurants Inc., a Nevada corporation formed on October 6, 1996. operates and franchises Good Times Burgers & Frozen Custard (“GTBFC” or “Good Times”) restaurants and Bad Daddy’s Burger Bar concept (“BDBB” or “Bad Daddy’s”).  Good Times Burgers & Frozen Custard and Bad Daddy’s Burger Bar are two distinctly different, yet complementary, restaurant concepts. Each is positioned as a high quality brand within its respective segment of the industry, has attractive unit-level economics, significant growth potential, and strong current sales momentum.

Since 2013, we have owned 48% of Bad Daddy’s Franchise Development, LLC (“BDFD”), the franchising entity for Bad Daddy’s Burger Bar.  On May 7, 2015, we completed the acquisition of Bad Daddy’s International, LLC (“BDI”), which owns the other 52% of BDFD as well as the intellectual property associated with the BDBB concept.  BDI operates four BDBB restaurants in which it owns a 100% interest in Charlotte, NC, and owns 51% and 52%, respectively, of two BDBB restaurants in Raleigh, NC.  BDI also owns a 23% interest in one BDBB restaurant in Winston Salem, NC, and receives a royalty payment from the licensed BDBB restaurant located in the Charlotte-Douglas Airport.  As of December 16, 2016 there are twelve other BDBB restaurants, ten of which we operate in Colorado and two of which are operated by third party franchisees in Greenville, South Carolina and Knoxville, Tennessee.  As a result of the acquisition, the Company now maintains complete ownership of the brand and trademark rights to BDBB and of the BDI restaurant interests in North Carolina.  The acquisition has also provided us with what we believe can be national expansion potential for BDBB with both company-operated and franchised restaurants.

The terms “we,” “us,” “our,” the “Company,” “Good Times” and similar terms refer to Good Times Restaurants Inc., a Nevada corporation, and its consolidated subsidiaries, including BDFD, BDI, Good Times Drive-Thru Inc. (“Drive Thru”) and BD of Colorado LLC (“BD of Colo”). Drive Thru, BDI, BDFD and BD of Colo are wholly-owned subsidiaries of Good Times Restaurants Inc. Unless otherwise indicated or the context otherwise requires, financial and operating data in this 10-K report reflect the consolidated business and operations of Good Times Restaurants Inc., BDFD, BDI, BD of Colo, and Drive Thru.

Financial & Brand Highlights

•	The Good Times brand has had six consecutive years of same store sales growth.
•
The Good Times brand had a 0.3% increase in same store sales for the fiscal year ended September 27, 2016 (“fiscal 2016”) in addition to the increase in same store sales for the fiscal year ended September 30, 2015 (“fiscal 2015”) of 6.9%.

•	The Bad Daddy’s brand had a 3.3% increase in same store sales for fiscal 2016.
•	We ended fiscal 2016 with $6.3 million in cash and a $38,000 balance in notes payable.
•	We entered into a new $9,000,000 credit facility with Cadence Bank of which none had been drawn down at the end of fiscal 2016.
•
Our net revenues for fiscal 2016 increased by $20,382,000 (+46.3%) to $64,439,000 from $44,057,000 in fiscal year 2015, primarily due to the acquisition of BDI on May 7, 2015 and six new Bad Daddy’s locations opened during fiscal 2016.

•
We believe Good Times is the only quick service restaurant concept in Colorado offering all natural beef and chicken with no hormones, no steroids, no antibiotics and humanely raised, vegetarian fed animals with no animal byproducts in the feed in all of our hamburger and chicken menu items.

•
We continued our television campaign in fiscal 2016 that began in March of 2013 with four distinct product windows, communicating Good Times’ core brand attributes of fresh, all natural, hand crafted products with taste profiles available only at Good Times.

•
We plan to build additional Good Times Burgers & Frozen Custard company-owned restaurants in Colorado, utilizing our 2,200 square foot, 48 seat dining room design, our 2,400 square foot, 70 seat dining room design as well as converting buildings from other restaurant concepts.

•	We opened six Bad Daddy’s restaurants in fiscal 2016 and plan to open nine to eleven during fiscal 2017.

Fiscal 2015 BDI Acquisition and Public Offering

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

The following table summarizes our interests in all Bad Daddy’s locations before and immediately following the acquisition.  We acquired all of BDI’s ownership interests.

Bad Daddy’s system-wide restaurants before and immediately following the acquisition:

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

Recent Developments

In September 2016, we entered into a $9,000,000 senior debt revolving line of credit with Cadence Bank to provide the necessary capital to fund future Bad Daddy’s and Good Times locations as well as fund the continued remodel of existing Good Times locations and recurring capital expenditures.

Concepts

Good Times Burgers & Frozen Custard
Good Times Burgers & Frozen Custard is an upscale, quick service restaurant concept offering fresh, 100% all natural, hand crafted products.  We operate 27 and franchise 10 Good Times restaurants located primarily in the Denver market and along the front range of Colorado.  We believe Good Times Burgers & Frozen Custard is the only quick service chain in our region, and one of a very few in the country, that offers a menu of fresh all natural Angus beef and all natural chicken from animals that are humanely raised and vegetarian fed without the use of added hormones, steroids, or antibiotics. In addition to our all natural platform, we offer fresh, unique taste profiles such as Hatch Valley New Mexico green chile breakfast burritos, frozen custard made fresh every few hours in each restaurant, Wild Fries with Wild Dippin Sauce and hand-breaded chicken tenders.

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

The success of our strategy is evident in our strong same-store sales growth (sales growth over the prior year period at restaurants open more than 15 months, also referred to as comparable sales).  Based on information from industry analysts and third party publications, our growth in comparable restaurant sales has outperformed the quick service restaurant industry average over the last five years.  Fiscal 2016’s comparable sales growth of 0.3% followed comparable sales growth of 6.9% in fiscal 2015, 14.6% in fiscal 2014, 11.9% in 2013 and 3.1% growth in 2012.

Bad Daddy’s Burger Bar
Bad Daddy’s Burger Bar operates in the emerging “small box” better burger casual dining segment and is an upscale, chef driven, full service, full bar concept.

The menu consists of items made according to chef-driven recipes and with high quality ingredients that we believe have broad consumer appeal, yet are very distinctive within the upscale, casual dining segment.  The menu is comprised of signature burgers, salads, sandwiches, and appetizers executed in unique flavor profiles.  Regular “chef specials” are offered in each menu category that highlight unique flavor profiles whenever possible.  Housemade sauces and dressings, a brioche bun, non-beef alternatives including buffalo, tuna, turkey and chicken and Create Your Own Burgers and Salads all help to differentiate Bad Daddy’s from other restaurants.  The food menu is complemented by a full bar that focuses on local, craft microbrew beers and specialty cocktails.  Alcoholic beverages account for approximately 14-24% of sales in our Bad Daddy’s restaurants.  The quality positioning generates an average per person check of over $17, slightly above traditional bar and grill competitors such as Chili’s and Red Robin.  The lunch daypart represents approximately 40% and the dinner daypart represents approximately 60% of restaurant sales, with hours of operation from 11 am to 10 pm or 11 pm with restaurants open slightly later on weekends, depending on the surrounding trade area.

The restaurants have a high energy yet family friendly environment with iconic, pop culture design elements and a personal, ultra-friendly and informal service platform.  BDBB’s menu, service and environment are designed around a slightly irreverent brand personality, such as our Bad Ass Burger and Bad Ass Margarita menu items and the iconic Farrah Fawcett and Paul Newman Cool Hand Luke posters in the men’s and women’s rooms.

A typical BDBB restaurant is approximately 3,500-4,000 square feet with an enclosed patio, smaller than most other casual dining restaurants.  Based on average annual restaurant sales of approximately $2.6 million (for restaurants open more than 18 months), BDBBs generate average sales per square foot of approximately $700, which we believe is a key metric indicating the strength and expansion potential of the concept.  While sharing common design elements, each restaurant has unique features intended to create the impression that each Bad Daddy’s is local to its trade area and serves as a further point of differentiation from the larger casual dining chains.  We believe BDBBs’ innovative menu and personalized service combined with a unique, fun restaurant design enhance our customers’ experience and differentiate BDBB from its competitors.

Our Business Strengths

Our Brands Are Complementary.

While operating in different segments of the restaurant industry, our two brands share the following qualities:

Each is positioned at the upper end of its respective segment with the value proposition primarily driven by quality and uniqueness.  We believe Good Times Burgers and Frozen Custard is the only quick service chain in our region that offers beef, and chicken that is produced without added steroids, hormones, and antibiotics, are vegetarian fed, and from humanely-raised animals.  Our quality positioning is further supported by serving hand breaded chicken tenders, fresh lemonade, and frozen custard made fresh every few hours with all natural cream and eggs, among other items.  We do not offer a dollar menu that many national chains do, choosing to compete on a market position emphasizing quality and uniqueness and serving made-to-order products with quick service restaurant speed of service.

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

Our Brands Share a Similar Customer Demographic.

Due to the common strategic focus on a quality positioning, both Good Times and Bad Daddy’s appeal to a slightly higher income, more upscale consumer demographic profile.  However, there is little, if any, overlap between the brands in how consumers use them.  Good Times is convenience-driven, and the majority of its sales are derived from drive-through transactions with a $6.75 per person average check, while Bad Daddy’s provides a more destination-oriented, full service dining occasion with a $17+ per person average check.

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

During 2015 we made investments in our information technology platform so that Good Times and Bad Daddy’s operate with a common point of purchase system and we have implemented a common back office system for both brands.  We are also continuing to invest in sophisticated video and digital training tools, making all of each brand’s restaurant level processes, systems, recipes and management tools available in one commonly accessible database.

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

We Have Significant Operating Momentum.

Same-store sales at Good Times have increased six consecutive years.  Our compound same-store sales growth rate was approximately 37% from fiscal 2013 to fiscal 2016.  We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective broadcast and social media marketing, and consistent execution of the customer experience.  We plan to continue to re-image and remodel our remaining restaurants, innovate with new menu items in keeping with our brand strategy, and communicate our brand story to maintain our same-store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, NC.  Sales of the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.6 million for the fifty-two weeks ended September 27, 2016.

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

Our Growth Strategies.

We are focused on continuing to improve the profitability of Drive Thru and developing additional Good Times Burgers & Frozen Custard restaurants in our home state of Colorado while developing the Bad Daddy’s Burger Bar concept with company-owned restaurants in Colorado and North Carolina in addition to other markets in the U.S., allowing us to leverage these strengths and opportunities:

•	Good Times is a 29-year-old company with a vibrant, high quality brand position in Colorado.

•	We have a $9 million credit facility of which none has been drawn, a healthy balance sheet with positive cash flow from operations and six consecutive years of same store sales growth at Good Times.

•	We own the Bad Daddy’s Burger Bar concept, which we believe is an exciting new, emerging growth concept.

•	We have an existing infrastructure with sophisticated systems and processes in place that can be significantly leveraged with a new growth concept.

We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands.  The following sets forth the key elements of our growth strategy.

1.
Pursue Disciplined Growth of Company-operated Bad Daddy’s Burger Bar Restaurants.  We have opened one new Bad Daddy’s restaurant in Broomfield, Colorado subsequent to September 27, 2016, have additional restaurants under construction to open in fiscal 2017 and we are in various stages of lease negotiation for additional sites for development in 2017 and 2018.  Additionally, we have two leases signed for new restaurants in Charlotte, North Carolina, one in Raleigh, North Carolina, one in Fayetteville, North Carolina and two in the Denver, Colorado Metropolitan area with expected openings in 2017 and we plan to pursue additional sites for development in additional markets.  We intend to follow a disciplined strategy of initially developing restaurants in other metropolitan areas in the Mid-Atlantic region and in states contiguous to Colorado that meet our demographic, real estate and investment criteria in order to maximize the efficiency of our regional and brand management and cost control.

We believe that the broad appeal of Bad Daddy’s concept and the high sales generated per square foot make it attractive to developers and provide us with the opportunity for continued expansion in other new markets across the country.  We seek sites in upper middle income suburban areas in proximity to upscale retail developments, theaters and high levels of daytime employment.

2.	Develop joint venture Bad Daddy’s. We plan to develop two new Bad Daddy’s restaurants with our existing joint venture partners in North Carolina fiscal 2017.

3.
Remodel/Refresh our Good Times restaurants.  There are two levels to our remodel program that began in fiscal 2012: a refreshing of the restaurant exterior that includes painting, landscaping, new exterior finishes, new graphics and signage and upgraded patio accoutrements; and a larger scale remodeling of the restaurant that includes new dining room finishes and décor and the rebuilding of select locations.  We have remodeled or refreshed sixteen company-owned restaurants and four franchised restaurants to date, and plan on refreshing or remodeling additional company-owned and franchised locations during fiscal 2017 and 2018.  We anticipate that Good Times will generate sufficient cash flow from operations in fiscal 2017 to fund its refresh and remodel capital expenditures.  The specific sales increases attributable to the remodel/refresh program are difficult to quantify due to the overall sales growth in all our restaurants.  However, we believe that the refresh and remodel investment brings the restaurants up to our current brand standards, improves the appearance and street appeal of the restaurants, improves the overall customer experience and supports the brand’s quality positioning.

4.
Expand the number of Good Times Burger & Frozen Custard locations.  We have one new location under construction in Greeley, Colorado that will open in fiscal 2017.  In evaluating the cost of real estate, the competitive environment and the cost of labor in new markets outside of Colorado for potential development of Good Times, we believe it is in our best interest to continue to develop Good Times in Colorado as sites become available and focus our new unit growth on Bad Daddy’s in existing and new markets.

5.
Increase same-store sales in both brands.  We intend to continue to focus on increasing our same-store sales.  We plan to further strengthen our fresh, handcrafted, all natural brand position at Good Times with menu innovation and quality improvements in each of our menu categories, such as our better burger process, West Coast Double Burger value proposition, expanded breakfast offering, Smothered Fries, Summer Shakes, and all natural Flavored Tenders. We will also continue our broadcast marketing program while expanding our social media activities to elevate our online consumer facing conversation around the attributes of our all natural platform for each of our core products.  We believe that the completion of the remodeling and reimaging of our Good Times restaurants will positively impact our same-store sales trends over time.  We intend to increase Bad Daddy’s same store sales through continual innovation in both ongoing menu engineering and chef-special temporary menu items that we believe drive increased customer visits as well as the per person average check.  We also plan to promote our local, microbrew craft beer selections at each restaurant and increase our employees’ knowledge of each beer’s attributes and taste profile.  Bad Daddy’s marketing is targeted to individual trade areas, community involvement and “four wall” marketing activities that focus on optimizing the guests’ food, bar and service experience.

Expansion strategy and site selection

Good Times Burgers & Frozen Custard

We believe that our highest return on investment opportunity in our Good Times Drive Thru Inc. subsidiary is to focus our growth in Colorado for operating and marketing efficiencies off of our existing base of restaurants while building new restaurants within the Denver marketing area.

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

We lease all of our sites.  When we do purchase and develop a site, we intend to ultimately sell the developed site into the sale-leaseback market under a long term lease.  Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective.  Our site criteria includes a mix of substantial daily traffic, density of at least 30,000 people within a three-mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants will focus on urban and suburban upper income demographic areas with median household incomes over $60,000, with a high concentration of daytime employment, upscale retail and movie theaters.  We believe the Bad Daddy’s Burger Bar concept has expansion potential in vibrant, growing, upper scale demographic markets, as additional restaurants are developed.

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet.  While our Good Times Burgers & Frozen Custard restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on- and off-site development or land and zoning submittals and modifications.  We estimate that it will take approximately 90 to 120 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued.

Restaurant locations: As of December 16, 2016 we operate or franchise a total of thirty-seven Good Times restaurants, of which thirty-five are in Colorado. Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.  Additionally, we operate or franchise a total of twenty Bad Daddy’s Burger Bar locations, of which ten are in Colorado, eight are in North Carolina, one is in South Carolina and one is in Tennessee.  One of the North Carolina locations, at Charlotte Douglas International Airport, is operated pursuant to a License Agreement.

Company-Owned/Co-Developed/Joint Venture
State	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2016	2015	2016	2015	2016	2015
Colorado	27	27	10	5	37	32
North Carolina	0	0	7	7	7	7
Total:	27	27	17	12	44	39

Franchise/License
State	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2016	2015	2016	2015	2016	2015
Colorado	8	9	0	0	8	9
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Tennessee	0	0	1	1	1	1
Wyoming	2	2	0	0	2	2
Total:	10	11	3	3	13	14

In January 2016 a Good Times franchisee terminated their agreement and closed a restaurant in Denver, Colorado. We opened company-owned Bad Daddy’s restaurants in Littleton, Colorado (January 2016), Longmont, Colorado (February 2016), Colorado Springs, Colorado (April 2016), Ft. Collins, Colorado (September 2016), and Broomfield, Colorado (December 2016).

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

Our hamburger patties are made with Meyer All Natural, All Angus beef, served on a 4” bun.  Hamburgers and cheeseburgers are garnished with fresh iceberg lettuce, fresh sliced sweet red onions, mayonnaise, guacamole and all natural and proprietary sauces. The chicken products include 100% All Natural tenderloins that are hand breaded in each restaurant daily. Signature chicken products include the “Hand Breaded Tenders,” “Buffalo Chicken Tender,” “Guacamole Bacon Chicken Tender,” and a “Tuscan Chicken.” Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

All natural Angus beef and chicken are raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open market. We believe that all natural beef and chicken deliver a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer All Natural All Angus Beef and Springer Mountain Farms Chicken processes, may also minimize the risk of any food-borne bacteria-related illnesses.

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

The breakfast menu is centered around Hatch Valley Green Chile Burritos made with our own proprietary green chile recipe using Hatch Valley, New Mexico roasted green chiles, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo.  We have expanded our breakfast menu to include a double egg breakfast sandwich, offered with bacon and cheddar or tomato and pesto, and served on an artisan bun.    We also offer a premium coffee made by Daz Bog, a Colorado based coffee roaster, and pure 100% orange juice.

Bad Daddy’s Burger Bar

The menu of Bad Daddy’s Burger Bar consists of high quality, handcrafted all-Angus beef burgers with unique toppings such as buttermilk country-fried bacon, housemade American cheese, scratch made pesto and our specialty Bad Daddy’s sauce.  The customizable menu options also include artisanal cheeses, tuna, turkey, buffalo and chicken sandwiches.  We also offer recipe or customizable chopped salads, a full gluten free menu and regional menu items that incorporate local flavors.  We also offer appetizers, hand-cut fries, housemade potato chips, hand-spun ice cream milk shakes and desserts.  We offer a variety of craft beers from local breweries and a full bar.

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

Media is an important component of building our brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on cable television media during fiscal 2015 and fiscal 2016.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.   We augment our cable television advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products.

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

Restaurant Management

Each Good Times Burgers & Frozen Custard restaurant employs a general manager, one to two assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts.  An eight to ten-week training program is utilized to train restaurant managers on all phases of the operation.  Ongoing training is provided as necessary.  We believe that incentive compensation of our restaurant managers is essential to the success of our business.  Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.  Most of our managers participate in a bonus plan based on their performance against their monthly financial, operating, customer and people development scorecard metrics.

Bad Daddy’s Burger Bar was developed as a chef-driven concept and utilizes a team of four to six managers in our operations at each restaurant. Managers are trained in back of the house skills (prep, kitchen positions and line management), front of the house service positions (host, server and bar) and all management functions.  As a full service concept, the experience, qualifications and compensation differs from Good Times Burgers & Frozen Custard and we recruit and train a separate operating team for Bad Daddy’s Burger Bar operations.  Our managers participate in a bonus pool for each restaurant based on a percentage of sales.  Bonuses are awarded based on achieving financial, customer service and people development goals and metrics.

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

We use several sources of customer feedback to evaluate each restaurant’s service and quality performance, including an extensive secret shopper program, telephone surveys, website comments and a customer feedback tool that aggregates all social media comments as well as store by store surveys each week for each restaurant.  We believe that information will assist us in evaluating opportunities for improved execution of the customer experience.

Training

We strive to maintain quality and consistency in each of our restaurants for both Good Times and Bad Daddy’s through the careful training and supervision of all our employees at all levels and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight to ten-week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously.  All of our training and development is based upon a “train, test, certify, re-train” cycle around standards and operating processes at all levels.   We have a defined weekly and monthly goal setting process around service, employee development, financial management and store maintenance goals for every restaurant.  Additionally, we have a library of video training tools to drive training efficiencies and consistency at both brands.

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

Franchising

For Good Times Burgers & Frozen Custard, we have prepared form area rights and franchise agreements and advertising material to be utilized in soliciting prospective franchisees.  However, we have not been actively soliciting new Good Times franchisees.  We have historically sought to attract franchisees that are experienced restaurant operators, are well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  We are not currently soliciting new franchisees and anticipate focusing on building additional company-owned Good Times Burgers & Frozen Custard restaurants.

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

After a Good Times Burgers & Frozen Custard franchise agreement is signed, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with our systems and procedures.  During the development phase, we assist in the selection of sites and the development of prototype and building plans, including all required changes by local municipalities and developers.  We provide an opening team of trainers to assist in the opening of the restaurant.  We advise the franchisee on menu, management training and marketing.  On an ongoing basis we conduct standards reviews of all franchise restaurants in key areas including product quality, service standards, restaurant cleanliness and sanitation and food safety.

We have entered into eight Good Times Burgers & Frozen Custard franchise agreements in the greater Denver metropolitan area and two dual-branded franchised restaurants operate in Gillette and Sheridan, Wyoming.  In addition, seven joint-venture restaurants are operating in the Denver metropolitan area media market.

For Bad Daddy’s Burger Bar, we have form area rights and franchise agreements, and two existing franchise agreements signed.  We anticipate that a franchisee will typically pay a royalty of 4% to 5% of net sales and will participate in an advertising fund and local advertising by contributing up to 2% of net sales.   Initial development and franchise fees are projected to be $35,000 per restaurant.  We estimate that it will cost a Bad Daddy’s Burger Bar franchisee $590,000 to $1,382,000 to open a 3,000 to 3,800 square foot restaurant in an in-line or end-cap retail center, based on our knowledge of the development costs of the existing Bad Daddy’s Burger Bar restaurants.  We currently have two franchise agreements for one restaurant in South Carolina and one restaurant in Tennessee, and a license agreement for a location in the Charlotte International Airport.

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

We currently purchase 100% of the food and paper supplies for our Good Times Burgers & Frozen Custard restaurants and the majority of the food and paper supplies for our Colorado Bad Daddy’s restaurants from Food Services of America.  In our North Carolina Bad Daddy’s restaurants, we currently purchase the majority of our food and paper supplies from US Foods.  In addition, we maintain multiple approved suppliers for all key components of our menu to mitigate risk and ensure supply.  Suppliers are chosen based upon their ability to provide (i) a continuous supply of product that meets all safety and quality specifications, (ii) logistics expertise and freight management, (iii) product innovation and differentiation, (iv) customer service, (v) transparency of business relationships and (vi) competitive pricing.  Specified products are distributed to all restaurants through Food Services of America or US Foods under negotiated contracts directly to our restaurants two to four times per week depending on restaurant requirements.  We do not believe that the current reliance on these distributors will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased with little or no interruption in service.  We do not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices.

Employees

At September 27, 2016, we had approximately 1,485 employees of which 1,267 are hourly employees and 218 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

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

Intellectual Property

We have registered our mark “Good Times Burgers & Frozen Custard” federally.  We received approval of our federal registration of “Good Times” in 2003.  In addition, we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “Big Daddy Bacon Cheeseburger,” “Chicken Dunkers,” “Happiness Made To Order,” “Mighty Deluxe.”  Our trademarks expire between 2016 and 2025.

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

•
our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2017;

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

Risk Related to the Company

We have accumulated losses.

We have incurred losses in every fiscal year in our 29 years since inception except in four fiscal years.  As of September 27, 2016 we had an accumulated deficit of $22,125,000.  We expect to have a loss for the current fiscal year ending September 26, 2017.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same-store sales for the past six consecutive years at Good Times.  Additional same-store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.  If our same-store sales decrease, and our other operating costs increase, our ability to attain profitability will be adversely affected.

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

While Bad Daddy’s Burger Bar operates in the “better burger” restaurant segment, it offers a relatively broad menu and competes with other full service restaurants such as Chili’s, Red Robin and other local and regional full service restaurants.  Additionally, customers of both our Good Times Burgers & Frozen Custard restaurants and Bad Daddy’s Burger Bar restaurants are also customers of fast casual hamburger restaurants such as Five Guys Burgers & Fries and Smashburger.

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

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd E. Hoback, our President and Chief Executive Officer, Scott LeFever, our Vice President of Operations for Good Times Drive-Thru Inc.  Although we have entered into employment agreements with Messrs. Hoback and LeFever, they may voluntarily terminate their employment with us at any time.  In addition, we do not currently maintain key-person insurance on Messrs. Hoback’s, or LeFever’s, life.  The loss of Messrs. Hoback’s or LeFever’s services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs.  These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, child labor regulations and sales taxes.  Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits may increase our operating costs. Several states, including Colorado where most of our restaurants are located, have recently increased their respective minimum wage and additional states may raise their respective minimum wage in the future.  This could impact the profitability of existing restaurants as well as impact development opportunities in those states.

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

Delta Partners, LP, REIT Redux, LLC, Manatuk Hill Partners, LLC and Wellington Trust Company together beneficially own approximately 27% of our outstanding common stock.  This concentration of ownership and voting power may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interests of our other stockholders.

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

The trading price of our shares of common stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations. This volatility may affect the price at which you could sell your common stock. The market price of our common stock is likely to continue to be volatile and may fluctuate significantly in response to many factors, including:

•	operating results that vary from the expectations of management, securities analysts and investors;

•	developments in our business;

•	the operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of implementation of strategic transactions or developments and other material events by us or our competitors;

•	negative economic conditions that adversely affect the economy, commodity prices, the job market and other factors that may affect the markets in which we operate;

•	publication of research reports about us or the sectors in which we operate generally;

•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community; and

•	the realization of any of the other risk factors included in this Annual Report on Form 10-K.

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

We currently lease approximately 8,568 square feet of space for our executive offices in Lakewood, Colorado for approximately $188,000 per year under a lease agreement which expires in February 2020.  Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,100 to 2,400 square feet for our prototype building with a 45 to 70 seat dining room. We do not own any of the land underlying these restaurants and either lease the land or the land and building.  In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet.  The buildings are situated on lots of approximately 18,000 to 50,000 square feet.  Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report.  We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale-leaseback agreements.

Our 17 Bad Daddy’s restaurants are leased spaces of approximately 3,000 to 4,000 square feet in retail developments located in Colorado and North Carolina.  We intend to lease additional in-line and end-cap spaces in retail developments for new Bad Daddy’s locations.

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

	2015			2016
QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

December 31, 2014	$7.75	$4.81	December 31, 2015	$7.11	$3.90
March 31, 2015	$8.73	$6.60	March 31, 2016	$5.28	$2.92
June 30, 2015	$10.19	$6.58	June 30, 2016	$4.23	$2.75
September 30, 2015	$9.50	$5.80	September 27, 2016	$4.48	$3.33

As of December 16, 2016 there were approximately 129 holders of record of our common stock.  However, management estimates that there are not fewer than 2,509 beneficial owners of our common stock.

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

Disclosure with Respect to our Equity Compensation Plans: We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options and restricted stock grants issued under our 2001 Good Times Restaurants Stock Option Plan.  Pursuant to stockholder approval in February 2016 the total number of shares available for issuance under the 2008 plan was increased to 1,500,000. For additional information, see Note 10, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 27, 2016:

Equity Compensation Plan Information:
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted- average exercise price of outstanding options, warrants & rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	766,999	$4.99	478,590
(1) Excludes restricted stock grants which are issued with a zero exercise price.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 8 hereof.

The following presents certain historical financial information.  This financial information includes the combined operations of the Company and its subsidiaries for the fiscal years ended September 30, 2012 to September 27, 2016. Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net loss.  Due to the acquisition of BDI on May 7, 2015, fiscal years 2016 and 2015 may not be comparable to the other fiscal years presented.

	Fiscal Years (in thousands)
Operating Data:	2016	2015	2014	2013	2012
Restaurant sales	$63,716	$43,517	$27,368	$22,523	$19,274
Franchise fees and royalties	723	540	375	369	432
Total net revenues	64,439	44,057	27,743	22,892	19,706
Restaurant operating costs
Food and packaging costs	20,236	14,567	9,273	7,655	6,592
Payroll and other employee benefit costs	22,098	14,387	8,915	7,809	6,691
Occupancy and other operating costs	10,577	7,179	4,599	4,345	3,939
New store pre-opening costs	1,695	784	669	99	-
Depreciation and amortization	2,222	1,246	636	719	795
Total restaurant operating costs	56,828	38,163	24,092	20,627	18,017
Selling, general & administrative costs	7,828	5,365	3,790	2,608	2,154
Acquisition costs	-	648	-	-	-
Franchise costs	108	111	96	67	60
Loss (gain) on restaurant assets	(25)	9	(16)	(18)	(51)
Loss from operations	$(300)	$(239)	$(219)	$(392)	$(474)
Other income and (expenses)
Unrealized gain (loss) on interest rate swap	-	-	-	-	20
Other income (expense)	(1)	(7)	(10)	(6)	(15)
Affiliate investment loss	-	(5)	(146)	(102)	-
Debt extinguishment costs	(57)	-	-	-	-
Interest income (expense), net	(107)	(49)	5	(44)	(199)
Total other expense	(165)	(61)	(151)	(152)	(194)
Net loss	$(465)	$(300)	$(370)	$(544)	$(668)
Income attributable to non-controlling interest	(856)	(491)	(320)	(143)	(109)
Net loss attributable to Good Times Restaurants Inc.	$(1,321)	$(791)	$(690)	$(687)	$(777)

Preferred stock dividends	-	-	59	120	-
Net loss attributable to common shareholders	$(1,321)	$(791)	$(749)	$(807)	$(777)
Basic and diluted loss per share	$(.11)	$(.08)	$(.12)	$(.27)	$(.29)
Balance Sheet Data:
Working capital	$2,671	$7,470	$7,841	$4,834	$848
Total assets	46,877	48,228	16,881	9,875	7,061
Long-term debt	19	1,104	219	94	139
Non-controlling interests	1,720	1,615	279	242	203
Total stockholders' equity	$37,798	$38,257	$13,321	$7,321	$3,260

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following tables present information about our reportable segments for the respective periods:

	Fiscal Year		Fiscal Year
	2016		2015 (1)
Good Times:
Restaurant sales	$28,861	98.8%	$28,521	98.7%
Franchise revenues	356	1.2%	380	1.3%
Restaurant operating costs:
Food and packaging	9,346	32.4%	9,734	34.1%
Payroll and employee benefits	9,450	32.7%	8,967	31.4%
Occupancy and other	5,092	17.6%	4,768	16.7%
Depreciation & amortization	746	2.6%	678	2.4%
Preopening costs	4	0.0%	172	0.6%
Total restaurant operating costs	$24,638	85.4%	$24,319	85.3%
General & administrative costs	2,710	9.3%	2,839	9.8%
Advertising costs	1,283	4.4%	1,122	4.2%
Franchise costs	106	0.4%	92	0.3%
Loss (gain) on restaurant assets	(25)	(0.1%)	9	(0.0%)
Income from operations	$505	1.7%	$520	1.8%

Bad Daddy’s (1):
Restaurant sales	$34,855	99.0%	$14,996	98.9%
Franchise revenues	367	1.0%	160	1.1%
Restaurant operating costs:
Food and packaging	10,890	31.2%	4,833	32.2%
Payroll and employee benefits	12,648	36.3%	5,420	36.1%
Occupancy and other	5,485	15.7%	2,411	16.1%
Depreciation & amortization	1,476	4.2%	568	3.8%
Preopening costs	1,691	4.9%	612	4.1%
Total restaurant operating costs	$32,190	92.4%	$13,844	92.3%
General & administrative costs	3,578	10.2%	1,328	8.8%
Advertising costs	257	0.7%	76	0.5%
Acquisition costs	0	0.0%	648	4.3%
Franchise costs	2	0.0%	19	0.1%
Loss (gain) on restaurant assets	0	0.0%	0	0.0%
Loss from operations	$(805)	(2.3%)	$(759)	(5.0%)

Restaurant operating costs are expressed as a percentage of restaurant sales

(1) For fiscal year 2015, the information includes revenues and costs related to the acquisition of BDI in May 2015.

Good Times restaurants:

We currently operate twenty-seven company-owned and joint venture Good Times restaurants – all in the state of Colorado.  In addition, we have ten Good Times franchise restaurants, eight operating in Colorado and two in Wyoming.

Same store sales at our Good Times restaurants increased 0.3% in fiscal 2016 compared to fiscal 2015.  The increase in fiscal 2016 is comprised of an approximate 3.4% increase in menu pricing and an approximate 3.1% decrease in customer traffic.

Our outlook for fiscal 2017 for Good Times is cautiously optimistic based on the last six years of positive sales trends; however, our sales trends are influenced by many factors. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.  We plan to open one additional Good Times restaurant in fiscal 2017.

Bad Daddy’s restaurants:

We currently operate 17 company-owned and joint venture Bad Daddy’s restaurants—ten in Colorado and seven in North Carolina.   We also license one restaurant in North Carolina and have a franchise restaurant in South Carolina and a franchise restaurant in Tennessee.  The North Carolina restaurants were all acquired in the acquisition of BDI in May 2015, as described below.  Subsequent to fiscal year end, we opened one additional Bad Daddy’s restaurant in the Denver metropolitan area, and we expect to open eight to ten more during fiscal 2017.

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

For additional information, see Note 2 to the Consolidated Financial Statements for the years ended September 27, 2016 and September 30, 2015 included elsewhere in this Annual Report on Form 10-K.

Results of Operations for Fiscal 2016 Compared to Fiscal 2015

Net Revenues: Net revenues for fiscal 2016 increased $20,382,000 (+46.3%) to $64,439,000 from $44,057,000 for fiscal 2015, of which $316,000 came from the Good Times restaurants and $20,066,000 from the Bad Daddy’s restaurants.

Good Times restaurant sales increased $340,000 to $28,861,000 from $28,521,000 in fiscal 2015. Same store restaurant sales increased 0.3% during fiscal 2016 compared to fiscal 2015. Restaurants are included in same store sales after they have been open a full fifteen months.  Restaurant sales increased from the prior year due to the same store sales increase and the opening of one new restaurant in May 2015.  The average menu price increase in fiscal 2016 over fiscal 2015 was approximately 3.4%.  Franchise revenues decreased $24,000 in fiscal 2016 primarily due to a decrease in restaurant sales at the franchise locations.

Average Good Times restaurant sales for company-operated restaurants open the entire fiscal year for fiscal 2015 and 2016 were as follows:

	Fiscal 2016	Fiscal 2015
Company-operated	$1,088,000	$1,091,000

During fiscal 2016, company-operated Good Times restaurants’ sales for restaurants that had been open a full fifteen months ranged from a low of $786,000 to a high of $1,907,000.

Bad Daddy’s restaurant sales for fiscal 2016 were $34,855,000, which includes sales of $7,652,000 for three Bad Daddy’s restaurants in Colorado that were open the entire fiscal year and sales of $8,726,000 for six new restaurants in Colorado that opened during the year. It also includes sales of $18,477,000 for the seven Bad Daddy’s restaurants acquired from BDI in May 2015. Additionally, net revenues increased $207,000 compared to fiscal 2015 due to Bad Daddy’s franchise royalties and license fees which are all associated with the BDI acquisition.

For factors which may affect future results of operations, please refer to a discussion of planned product and system changes discussed in the section entitled “Our Growth Strategies” in Item 1 of this Annual Report on Form 10-K.

Food and Packaging Costs: For fiscal 2016, food and packaging costs increased $5,669,000 from $14,567,000 (33.9% of restaurant sales) in fiscal 2015 to $20,236,000 (31.8% of restaurant sales).

Good Times food and packaging costs were $9,346,000 (32.4% of restaurant sales) in fiscal 2016, down from $9,734,000 (34.1% of restaurant sales) in fiscal 2015. We experienced moderation in commodity costs beginning in our third fiscal quarter of 2015 and continuing into fiscal 2016.

Bad Daddy’s food and packaging costs were $10,890,000 (31.2% of restaurant sales) in fiscal 2016, up from $4,833,000 (32.2% of restaurant sales) in fiscal 2015. $3,388,000 of the $6,057,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $2,669,000 was attributable to the three Bad Daddy’s restaurants in Colorado open the entire fiscal year and the six new Bad Daddy’s restaurants that opened in fiscal 2016.

Payroll and Other Employee Benefit Costs: For fiscal 2016, payroll and other employee benefit costs increased $7,711,000 from $14,387,000 (33.1% of restaurant sales) in fiscal 2015 to $22,098,000 (34.7% of restaurant sales).

Good Times payroll and other employee benefit costs were $9,450,000 (32.7% of restaurant sales) in fiscal 2016, up from $8,967,000 (31.4% of restaurant sales) in fiscal 2015. The $483,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 6% in fiscal 2016 compared to fiscal 2015. The 6% increase is attributable to a very competitive labor market in Colorado. Payroll and other employee benefits increased approximately $146,000 in fiscal 2016 due to one new restaurant opened in May 2015.

Bad Daddy’s payroll and other employee benefit costs were $12,648,000 (36.3% of restaurant sales) for fiscal 2016 up from $5,420,000 (36.1% of restaurant sales) in fiscal 2015. $3,732,000 of the $7,228,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $3,496,000 was attributable to the three Bad Daddy’s restaurants in Colorado open the entire fiscal year and the six new Bad Daddy’s restaurants that opened in fiscal 2016.

Occupancy and Other Operating Costs: For fiscal 2016, occupancy and other operating costs increased $3,398,000 from $7,179,000 (16.6% of restaurant sales) in fiscal 2015 to $10,577,000 (16.5% of restaurant sales).

Good Times occupancy and other operating costs were $5,092,000 (17.6% of restaurant sales) in fiscal 2016, up from $4,768,000 (16.7% of restaurant sales) in fiscal 2015. The $324,000 increase in occupancy and other costs is primarily attributable to:

•	Increase of $108,000 in occupancy and other restaurant operating costs due to the one new restaurant opened in May 2015.

•	Increases in various other restaurant operating costs of $216,000 at existing restaurants comprised primarily of repairs and maintenance, rent, property taxes and bank fees.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy and other operating costs were $5,485,000 (15.7% of restaurant sales) for fiscal 2015 up from $2,411,000 (16.1% of restaurant sales) in fiscal 2015. $1,666,000 of the $3,074,000 increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $1,408,000 was attributable to the three Bad Daddy’s restaurants in Colorado open the entire fiscal year and the six new Bad Daddy’s restaurants that opened in fiscal 2016.

New Store Preopening Costs: In fiscal 2016, we incurred $1,695,000 of preopening costs compared to $784,000 in fiscal 2015.

Good Times preopening costs were $4,000 for fiscal 2016 compared to $172,000 in fiscal 2015.

Bad Daddy’s preopening costs were $1,691,000 for fiscal 2016 compared to $612,000 in fiscal 2015. All of the preopening costs are related to the newly developed Bad Daddy’s restaurants.

Depreciation and Amortization Costs: For fiscal 2016, depreciation and amortization costs increased $976,000 from $1,246,000 in fiscal 2015 to $2,222,000 in fiscal 2016.

Good Times depreciation costs increased $68,000 from $678,000 in fiscal 2015 to $746,000 in fiscal 2016, primarily due to the one new restaurant opened in fiscal 2015 and one major remodel completed in fiscal 2015.

Bad Daddy’s depreciation costs increased $908,000 from $568,000 in fiscal 2015 to $1,476,000 in fiscal 2016. $383,000 of the increase was attributable to the North Carolina BDI restaurants acquired in May 2015. The remaining increase of $525,000 was attributable to the three Bad Daddy’s restaurants in Colorado open the entire fiscal year and the six new Bad Daddy’s restaurants that opened in fiscal 2016.

General and Administrative Costs: For fiscal 2016, general and administrative costs increased $2,121,000 from $4,167,000 (9.5% of total revenues) in fiscal 2015 to $6,288,000 (9.8% of total revenue).

The $2,121,000 increase in general and administrative expenses in fiscal 2015 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $1,385,000
•	Increase in incentive stock compensation cost of $240,000
•	Net increases in all other expenses of $496,000.

General and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands but are expected to decrease as a percent of revenue as new restaurants are opened.

Advertising Costs: For fiscal 2016, advertising costs increased $342,000 from $1,198,000 (2.8% of restaurant sales) in fiscal 2015 to $1,540,000 (2.4% of restaurant sales).

Good Times advertising costs increased $161,000 from $1,122,000 (3.9% of restaurant sales) in fiscal 2015 to $1,283,000 (4.4% of restaurant sales) in fiscal 2016.  Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

We anticipate that in fiscal 2017 Good Times advertising costs will remain consistent with fiscal 2016 as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4.4% of restaurant sales.

Bad Daddy’s advertising costs were $257,000 (0.7% of restaurant sales) in fiscal 2016 compared to $76,000 (0.5% of restaurant sales) in fiscal 2015.  The North Carolina BDI restaurants acquired in May 2015 accounted for $100,000 of the increase. Bad Daddy’s advertising costs consist primarily of menu development, printing costs and local store marketing. Beginning in fiscal 2016 all restaurants contributed to an advertising materials fund based on a percentage of restaurant sales.

Acquisition Costs: For fiscal 2016 there were no acquisition costs compared to acquisition costs of $648,000 in fiscal 2015. All acquisition costs in the prior year were related to the acquisition of BDI, as discussed under “Acquisition of Bad Daddy’s International, LLC,” and included legal, accounting, other non-recurring integration costs and other professional services related to the transaction.

Franchise Costs: For fiscal 2016, franchise costs decreased $3,000 from $111,000 in fiscal 2015 to $108,000. The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals: For fiscal 2016, the gain on restaurant asset disposals was $25,000 compared to a loss of $9,000 in fiscal 2015. The $25,000 gain in fiscal 2016 is comprised of a deferred gain on a previous sale lease-back transaction.

Loss from Operations: The loss from operations was $300,000 in fiscal 2016 compared to a loss from operations of $239,000 in fiscal 2015.

The increase in loss from operations for the fiscal year is due primarily to matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Franchise Costs” and “Gain on Restaurant Asset Sales” sections above.

Net Loss: The net loss was $465,000 for fiscal 2016 compared to a net loss of $300,000 in fiscal 2015.  The change from fiscal 2015 to fiscal 2016 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", "General and Administrative Costs" and "Franchise Costs" sections above, as well as 1) an increase in net interest expense of $58,000 compared to the same prior year period; and 2) debt extinguishment costs of $57,000 in fiscal 2016 compared to none in the same prior year period.

Income Attributable to Non-Controlling Interests: For fiscal 2016, the income attributable to non-controlling interests was $856,000 compared to $491,000 in fiscal 2015. The non-controlling interest represents the limited partner’s share of income in the Good Times and Bad Daddy’s joint venture restaurants. $427,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $367,000 in the same prior year period. $429,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $124,000 in the same prior year period.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2016	2015
Adjusted EBITDA:
Net loss, as reported	$(1,321)	$(791)
Depreciation and amortization	2,116	1,224
Interest expense, net	107	49
EBITDA	902	482
Preopening expense (1)	1,680	784
Non-cash stock based compensation (2)	718	478
Non-recurring acquisition costs (3)	-	648
Debt extinguishment costs (4)	57	0
GAAP rent in excess of cash rent (5)	36	102
Non-cash disposal of asset (6)	(25)	9
Adjusted EBITDA	$3,368	$2,503
(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock based compensation as described in Note 10 to the financial statements.
(3)	Represents the costs related to the acquisition of BDI and includes legal, accounting and other non-recurring integration costs related to the transaction.
(4)	Represents the prepayment penalty and write off of unamortized loan fees associated with the retirement of the Bridge Funding Credit Facility.
(5)	Represents the excess of GAAP rent recorded in the financial statements over the amount of cash rent incurred.
(6)	Primarily related to a deferred gain on a previous sale leaseback transaction on a Good Times restaurant.

Liquidity and Capital Resources

Cash and Working Capital:

As of September 27, 2016, we had a working capital excess of $2,671,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have two to four weeks to pay our vendors.  This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2017 and beyond.  As of September 27, 2016, we had total commitments outstanding of $1,621,000 related to construction contracts for Good Times and Bad Daddy’s restaurants currently under development.  We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

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

Bridge Funding Credit Facility: On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending, whose name was changed to Bridge Funding Group in February 2016 (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

In connection with each disbursement under the Loan Agreement, Drive Thru executed a Promissory Note (the “Notes”) in the full amount of each disbursement request.  The Notes incurred interest at a rate of 6.69% per annum, were repayable in monthly installments of principal and interest over 84 months, and contained other customary terms and conditions.  The Notes were subject to certain prepayment fees ranging between 1% and 3% of the unpaid balance at such time if Drive Thru repaid a Note in certain circumstances prior to the thirty seventh monthly installment under such Note. All promissory notes associated with the Loan Agreement, including all accrued interest, were paid off on September 9, 2016, and the Loan Agreement with the Lender was terminated.  In connection with the termination of the Loan Agreement, the Company incurred Debt Extinguishment Costs of $57,000 for the fiscal year ended September 27, 2016 as a result of $20,000 of prepayment fees paid to Lender and the write off of $37,000 in unamortized loan fees associated with the Loan Agreement.

Cadence Credit Facility: On September 8, 2016 the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  The Cadence Credit Facility will mature on September 8, 2019 and accrues commitment fees on the daily unused balance of the facility at a rate of .25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a .125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1.

As a result of entering into the Cadence Credit Facility, the Company paid loan origination costs including professional fees of approximately $173,000 and will amortize these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.

As of September 27, 2016 the Company had not yet borrowed against the Cadence Credit Facility.

Cash Flows:

Net cash provided by operating activities was $5,398,000 for fiscal 2016 compared to net cash provided by operating activities of $3,168,000 in fiscal 2015.  The increase in net cash provided by operating activities for fiscal 2016 was the result of a net loss of $465,000 and non-cash reconciling items totaling $5,863,000 (comprised principally of 1) depreciation and amortization of $2,336,000; 2) accretion of deferred rent of $423,000; 3) amortization of lease incentive obligations of $218,000 4) $718,000 of stock option compensation expense; 5) an increase in deferred liabilities related to tenant allowances of $2,161,000; 6) an $89,000 decrease in accounts payable; 7) an increase in accrued liabilities of $1,255,000; and 8) net decreases in operating assets and liabilities totaling $723,000).

Net cash used in investing activities in fiscal 2016 was $8,482,000 compared to net cash used in investing activities of $23,715,000 in fiscal 2015.  Fiscal 2016 primarily reflects the purchases of property and equipment. Purchases of property and equipment were $8,501,000, comprised of the following:

•	$7,235,000 in costs for the development of Bad Daddy’s locations in Colorado

•	$229,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$641,000 in costs related to our existing Good Times locations, for reimaging and remodeling

•	$100,000 for the development of one Good Times locations

•	$199,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$97,000 for miscellaneous capital expenditures related to our corporate office

Net cash used in financing activities in fiscal 2016 was $4,395,000 compared to net cash provided by financing activities $24,462,000 in fiscal 2015.  The fiscal 2016 activity includes principal payments on notes payable and long term debt of $3,683,000, net proceeds from option exercises of $39,000, and net distributions to non-controlling interests in partnerships of $751,000.

Contingencies and Off-Balance Sheet Arrangements

We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities; however, if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sub-lessor of the lease.  Currently we have not been notified nor are we aware of any leases in default under which we are contingently liable.  However, there can be no assurance that there will not be defaults in the future, which could have a material adverse effect on our future operating results.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S.  Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by the application of our accounting policies.  Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements.  Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions.  It is possible that materially different amounts would be reported using different assumptions.  The following is a description of what we consider to be our most significant accounting policies.

Leases:  We lease real estate for various restaurant locations under long-term non-cancelable leases from unrelated third parties.  All of our real estate leases are classified as operating leases under ASC 840—Leases.  The lease term begins on the date we become legally obligated for the rent payments or we take possession of the building or land, whichever is earlier.  The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.

Certain of our operating leases contain predetermined fixed escalations of the minimum rent during the term of the lease.  For these leases, we recognize the related rent expense on a straight-line basis over the lease term and record the difference between the amounts charged to operations and amounts paid as deferred rent.   Most of our leases contain rent holidays, which typically begin on the possession date and end on the date the restaurant opens, during which no cash rent payments are due under the terms of the lease.  Rent holidays are included in the lease term when determining straight-line rent expense, and the rent incurred before the restaurant opens is charged to Preopening costs.

Additionally, certain of our operating leases contain clauses that provide for additional contingent rent based on a percentage of sales greater than certain specified target amounts.  We recognize contingent rent expense provided the achievement of that target is probable.

Deferred Rent:  The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases is recognized as a deferred rent liability in the accompanying balance sheets.  Also included in deferred rent are lease incentives provided by landlords upon entering into leases, often related to landlord payments for tenant improvements that we commonly negotiate when opening new restaurants to help fund build-out costs.  These costs typically include general construction to alter the layout of the restaurant, leasehold improvements, and other miscellaneous items.  We capitalize leasehold improvements and record a deferred liability for the amount of cash received from the landlord, which is amortized on a straight-line basis over the lease term as defined above. The amortization of the deferred liability related to these tenant improvements is recorded as a reduction of rent expense.

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

Income Taxes: We account for income taxes under the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.  We continually review the realizability of our deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies.  We assessed whether a valuation allowance should be recorded against our deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard.  In assessing the need for a valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of deferred tax assets.  In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses.  Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on our review of this evidence, we determined that a full valuation allowance against all of our deferred tax assets was appropriate.  As we increase earnings and utilize deferred tax assets in the future, it is possible the valuation allowance could be reduced or eliminated.

We are subject to taxation in various jurisdictions. We continue to remain subject to examination by U.S. federal authorities for the years 2013 through 2016. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of September 27, 2016.

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

Business Combination: In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), the total purchase consideration related to the acquisition of BDI was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of May 7, 2015 (the acquisition date). The values for current assets and current liabilities including receivables, prepaid expenses, inventories and accounts payable and other accrued liabilities were determined based on their respective book values which approximated their realizable values.  We estimated the value of property and equipment based on the original cost and remaining life of each asset.  The value of unfavorable lease liabilities was based on the estimate of future rent payments in excess of current fair market value rents.  The value of non-controlling interests was based on the ownership percent of each non-controlling interest multiplied by the estimated net values of the underlying assets of each respective joint venture.  The values of identifiable intangible assets such as Trademarks, Franchise Agreements and Non-compete agreements were determined by an independent Corporate Finance and Business Valuation firm.  The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill which represents benefits expected as a result of the acquisition including sales and unit growth opportunities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842), (ASU 2016-02), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. We are currently assessing the impact that adoption of ASU 2016-02 will have on our consolidated financial position or results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases as disclosed in Note 7 to the financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of the adoption of ASU 2016-09 on our financial statements and disclosures.

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

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on form 10K, the Company’s Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2016. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. We have concluded that, as of September 27, 2016, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: Other than as set forth above, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended September 27, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.2	Form of 3.25% Promissory Note (previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)

Exhibit	Description
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

Exhibit	Description
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

Exhibit	Description
10.30
Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

10.31
Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and James K. Zielke (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

10.32
Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Scott G. LeFever (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

10.33
Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Susan M. Knutson (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

10.34	Cadence Bank Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)

10.35
Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)

21.1*	Subsidiaries of the Company
23.1*	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended September 27, 2016, filed with the SEC on December 27, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the periods ended September 27, 2016 and September 30, 2015, (ii) the Consolidated Balance Sheets at September 27, 2016 and September 30, 2015, (iii) the Consolidated Statement of Stockholders’ Equity for the period from October 1, 2014 through September 27, 2016, (iv) the Consolidated Statements of Cash Flows for the periods ended September 27, 2016 and September 30, 2015, and (v) Notes to Consolidated Financial Statements.

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

GOOD TIMES RESTAURANTS INC.

December 27, 2016	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert J. Stetson	/s/ Eric W. Reinhard
Robert J. Stetson, Chairman December 27, 2016	Eric W. Reinhard, Director December 27, 2016

/s/ Geoffrey R. Bailey	/s/ Alan A. Teran
Geoffrey R. Bailey, Director December 27, 2016	Alan A. Teran, Director December 27, 2016

/s/ Gary J. Heller	/s/ James K. Zielke
Gary J. Heller, Director December 27, 2016	James K. Zielke, Chief Financial Officer December 27, 2016

/s/ Boyd E. Hoback
Boyd E. Hoback, Director and President and CEO December 27, 2016

/s/ Steven M. Johnson
Steven M. Johnson, Director December 27, 2016

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Good Times Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Good Times Restaurants, Inc. and subsidiaries as of September 27, 2016 and September 30, 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants, Inc. and subsidiaries as of September 27, 2016 and September 30, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
December 27, 2016

Good Times Restaurants Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Sept 27, 2016	Sept 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,330	$13,809
Receivables	425	189
Prepaid expenses and other	349	161
Inventories	631	510
Notes receivable	58	59
Total current assets	7,793	14,728
PROPERTY AND EQUIPMENT
Land and building	5,069	5,054
Leasehold improvements	14,726	10,294
Fixtures and equipment	15,316	12,096
	35,111	27,444
Less accumulated depreciation and amortization	(15,512)	(13,222)
Total net property and equipment	19,599	14,222
Assets held for sale	93	0
OTHER ASSETS:
Notes receivable, net of current portion	59	71
Deposits and other assets	268	124
Trademarks	3,900	3,900
Other intangibles, net	89	117
Goodwill	15,076	15,066
	19,392	19,278
TOTAL ASSETS	$46,877	$48,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$19	$2,617
Accounts payable	1,918	2,733
Deferred income	23	25
Other accrued liabilities	3,162	1,883
Total current liabilities	5,122	7,258
LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	$19	$1,104
Deferred and other liabilities	3,938	1,609
Total long-term liabilities	3,957	2,713
COMMITMENTS AND CONTINGENCIES (Note5)
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, 0 shares issued and outstanding, and outstanding as of Sept. 27, 2016 and Sept. 30, 2015, respectively	0	0
Common stock, $.001 par value; 50,000,000 shares
authorized, 12,282,625 and 12,259,550 shares issued and outstanding as of September 27, 2016 and September 30, 2015, respectively	12	12
Capital contributed in excess of par value	58,191	57,434
Accumulated deficit	(22,125)	(20,804)
Total Good Times Restaurants Inc stockholders’ equity	36,078	36,642
Non-controlling interests	1,720	1,615
Total stockholders’ equity	37,798	38,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,877	$48,228

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal 2016	Fiscal 2015
NET REVENUES:
Restaurant sales	$63,716	$43,517
Franchise royalties	723	540
Total net revenues	64,439	44,057

RESTAURANT OPERATING COSTS:
Food and packaging costs	20,236	14,567
Payroll and other employee benefit costs	22,098	14,387
Restaurant occupancy costs	4,893	3,360
Other restaurant operating costs	5,684	3,819
Preopening costs	1,695	784
Depreciation and amortization	2,222	1,246
Total restaurant operating costs	56,828	38,163

General and administrative costs	6,288	4,167
Advertising costs	1,540	1,198
Acquisition costs	0	648
Franchise costs	108	111
(Gain) loss on restaurant asset sale	(25)	9

LOSS FROM OPERATIONS	(300)	(239)

OTHER INCOME (EXPENSES):
Interest income	19	44
Interest expense	(126)	(93)
Debt extinguishment costs	(57)	0
Other expense	(1)	(7)
Affiliate investment loss	0	(5)
Total other expenses, net	(165)	(61)

NET LOSS	$(465)	$(300)

Income attributable to non-controlling interests	$(856)	$(491)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,321)	$(791)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to common shareholders	$(.11)	$(.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,269,036	10,510,105
Diluted	N/A	N/A

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the period from October 1, 2014 through September 27, 2016
(In thousands, except share and per share data)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total
BALANCES, October 1, 2014	0	$0	8,256,591	$8	$33,047	$279	$(20,013)	$13,321

Stock issuance expense					(2,070)			(2,070)
Stock sale			2,783,810	3	22,685			22,688
Stock compensation cost					477			477
Warrant exercise			1,182,600	1	3,251			3,252
Warrant exercise-costs					(31)			(31)
Stock option exercise			36,549		75			75
Non-controlling interests:
Income						491		491
Distributions						(431)		(431)
Acquired through acquisition						1,276		1,276
Net Loss attributable to Good Times Restaurants Inc. and comprehensive loss							(791)	(791)

BALANCES, September 30, 2015	0	$0	12,259,550	$12	$57,434	$1,615	$(20,804)	$38,257

Stock compensation cost					718			718
Restricted stock grant vesting			3,544
Stock option exercise			19,531		39			39
Non-controlling interests:
Income						856		856
Contributions						285		285
Distributions						(1,036)		(1,036)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss							(1,321)	(1,321)

BALANCES, September 27, 2016	0	$0	12,282,625	$12	$58,191	$1,720	$(22,125)	$37,798

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)

	Fiscal	Fiscal
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(465)	$(300)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,336	1,332
Accretion of deferred rent	423	234
Amortization of lease incentive obligation	(218)	(39)
(Gain) loss on disposal of assets	(25)	9
Affiliate investment loss	0	5
Stock based compensation expense	718	477
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(236)	118
Inventories	(121)	(95)
Deposits and other assets	(341)	(96)
(Decrease) increase in:
Accounts payable	(89)	1,442
Deferred liabilities	2,161	0
Accrued and other liabilities	1,255	81
Net cash provided by operating activities	5,398	3,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(8,501)	(7,633)
Proceeds from sale leaseback transactions	0	1,522
BDI acquisition, net of cash acquired	0	(17,612)
Proceeds from sale of assets	6	0
Payments received on loans to franchisees and to others	13	8
Net cash used in investing activities	(8,482)	(23,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(3,683)	(139)
Borrowings on notes payable and long-term debt	0	1,118
Proceeds from stock sales	0	20,618
Net proceeds from warrant exercises	0	3,221
Proceeds from stock option exercises	39	75
Contributions from non-controlling interests	342	0
Distributions to non-controlling interests	(1,093)	(431)
Net cash (used in) provided by financing activities	(4,395)	24,462

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,479)	3,915
CASH AND CASH EQUIVALENTS, beginning of year	13,809	9,894
CASH AND CASH EQUIVALENTS, end of year	$6,330	$13,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$161	$58
Non-cash additions of property and equipment	$726	$2,454

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

Drive Thru commenced operations in 1986 and, as of September 27, 2016, operates twenty company-owned and seven joint venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard.  The Company’s restaurants are located in Colorado. In addition, Drive Thru has ten franchises, eight operating in Colorado and two in Wyoming.

BD of Colo commenced operations in 2013 and, as of September 27, 2016, operates nine company-owned full-service upscale casual dining restaurants under the name Bad Daddy’s Burger Bar, all of which are located in Colorado.

BDI and BDFD were acquired on May 7, 2015 (see Note 2 below).  As of September 27, 2016, BDI operates four company-owned and three joint venture full-service upscale casual dining restaurants, also under the name Bad Daddy’s Burger Bar, all of which are located in North Carolina. BDFD has two franchises operating in South Carolina and Tennessee. Prior to the acquisition of BDFD in May 2015 the Company had a 48% voting ownership interest in the franchisor entity and the investment was accounted for using the equity method.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations and cash flows.

Fiscal Year – The Company changed its fiscal year from a 12-month year ending on September 30 to a 52-53 week year ending on the last Tuesday of September, effective with fiscal year 2016.  In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks.  The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks.  The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.

Fiscal year 2016 began October 1, 2015 and ended September 27, 2016 and fiscal year 2015 consisted of twelve months ended September 30, 2015.  Fiscal 2016 included two less operating days than the comparable prior fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiaries, one limited partnership in which the Company exercises control as general partner, and three limited liability companies, in which the Company exercises control as managing member. The Company owns an approximate 54% interest in the Drive Thru limited partnership, is the sole general partner and receives a management fee prior to any distributions to the limited partner.  Because the Company owns an approximate 54% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s financial statements.  The Company owns an approximate 52%, 51% and 23% interest, respectively, each in three Bad Daddy’s limited liability companies. The Company is the managing member and receives a royalty fee and management fee prior to any distributions to the other members.  Because the Company exercises complete management control over all decisions for the three companies, except for certain veto rights, the financial statements of the limited liability companies are consolidated into the Company’s financial statements.  The equity interests of the unrelated limited partner and members are shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ or members’ share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated in consolidation.

Reclassification – Certain prior year restaurant operating costs and general and administrative costs have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Accounting Estimates – The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates of and assumptions the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory reserves, accounting for business combinations, valuation of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, valuation of asset groups for impairment testing, accruals for employee benefits, and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that at times may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000.  The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts.  Certain of the Company’s accounts exceeded the FDIC insured limits as of September 27, 2016.

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

Assets are classified as held for sale if they meet the criteria outlined in ASC 360, Property, Plant and Equipment. We have classified $93,000 of assets as held for sale at September 27, 2016 which are related to a new Good Times restaurant under construction in Greeley, Colorado. The assets will be sold in a sale-leaseback transaction when the restaurant is completed. Subsequent to the fiscal year end we purchased the land underlying the site for $625,000.

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

An analysis was performed for impairment at September 27, 2016 and given the results of our analysis there were no restaurants which are impaired.

Trademarks – Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount.

Goodwill – The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of September 27, 2016, the Company had $96,000 of goodwill related to the purchase of a Good Times franchise operation on December 31, 2012 and $14,980,000 of goodwill related to the acquisition of BDI on May 7, 2015.  There was no impairment required to the acquired goodwill as of September 27, 2016 or September 30, 2015.

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

Deferred Liabilities – Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $1,437,000 as of September 27, 2016) is reflected in the accompanying consolidated balance sheet as a deferred liability.

Lease incentives are recorded as a deferred liability when received and subsequently credited to rent expense on a straight line basis over the life of the lease. The balance of the lease incentive obligations at September 27, 2016 was $2,295,000 and is reflected in the accompanying consolidated balance sheet as a deferred liability.

Also included in the $3,938,000 deferred and other liabilities balance are other long term liabilities of $22,000 and a $183,000 deferred gain on the sale of the building and improvements of one Company-owned Good Times restaurant in a sale leaseback transaction. The building and improvements were subsequently leased back from the third party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty year lease.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2013 through 2016 and several state authorities for 2012 through 2016. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 27, 2016.

Net Income (Loss) Per Common Share – Basic Earnings per Share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and restricted stock grants for 766,999 and 688,870 shares of common stock were not included in computing diluted EPS for the annual periods ending September 27, 2016 and September 30, 2015, respectively, because their effects were anti-dilutive.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 27, 2016 notes receivable totaled $117,000 and is due from four entities.  Additionally, the Company has other current receivables totaling $425,000, which includes $64,000 of franchise receivables, $200,000 related to a lease incentive and $161,000 for miscellaneous receivables which are all due in the normal course of business. The Company believes it will collect fully on all notes and receivables.

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

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants, as part of the acquisition of BDI (see note 2 below) additional non-controlling interests were acquired in three joint venture partnerships. An additional joint venture entity was established in fiscal 2016 to fund the construction of a Bad Daddy’s restaurant in North Carolina.

Recent Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842), (ASU 2016-02), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases as disclosed in Note 7 to the financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its financial statements and disclosures.

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

The aggregate price paid by the Company for the purchase of BDI was $21,402,000, comprised of $18,988,000 payable in cash and a one-year secured promissory note bearing interest at 3.25% in the amount of $2,414,000.  The total price paid was subject to adjustments for the final calculation of the net working capital balance.  Pursuant to a Pledge Agreement (the “Pledge Agreement”), the promissory note is secured by a pledge of the ownership of the two entities which own two of the acquired restaurants. Upon the reduction of the principal of the promissory note by at least 50% the sellers are to select one of the entities for release from the pledge.  The Company acquired all of BDI’s ownership interests.

The Company incurred non-recurring costs of $648,000 for the fiscal year ended September 30, 2015 related to the BDI acquisition which are included in the condensed consolidated statements of operations.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of May 7, 2015 (the acquisition date). The purchase price was allocated based on information available at the time and was adjusted after obtaining more information regarding, among other things, liabilities assumed and revisions of preliminary estimates.

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

The table below presents the proforma revenue and net income for the fiscal year ended September 30, 2015, assuming the acquisition had occurred on October 1, 2014.  This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date nor does it purport to predict the results of operations for future periods.

Fiscal Year Ended September 30
2015
Revenues	$54,416
Net income	$619
Net income (loss) attributable to Good Times Restaurants, Inc.	$159
Net income (loss) attributable to common shareholders	$159
Basic and diluted income (loss) per share	$.01

3.	Investment in Affiliate

On April 15, 2013, the Company executed a Subscription Agreement for the purchase of 4,800 Class A Units of BDFD, representing a 48% non-controlling voting membership interest in BDFD, for the aggregate subscription price of $750,000. The Company acquired the remaining 52% interest in BDFD on May 7, 2015.  Prior to the acquisition, the Company accounted for this investment using the equity method. For the fiscal year ended September 30, 2015 the Company recorded net income of $5,000 for its share of BDFD’s operating results.

4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of September 27, 2016 and September 30, 2015:

	September 27, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(34)	82	116	(11)	105
Non-compete agreements	15	(8)	7	15	(3)	12
	$131	$(42)	$89	$131	$(14)	$117
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(42)	$3,989	$4,031	$(14)	$4,017

Goodwill	$15,076	$0	$15,076	$15,066	$0	$15,066

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the fiscal years ended September 27, 2016 and

September 30, 2015.  The aggregate amortization expense related to intangible assets subject to amortization was $28,000 and $14,000 for the fiscal years ended September 27, 2016 and September 30, 2015, respectively.

The estimated aggregate future amortization expense as of September 27, 2016 is as follows, (in thousands):

2017	$28
2018	19
2019	10
2020	10
2021	10
Thereafter	12
$89

5.	Debt and Capital Leases:

	2016	2015
Notes payable with Bridge Funding Group with payments of principal and interest (6.7%) due monthly through April 2022. The loans were collateralized by the fixtures and equipment of the Company’s Good Times Drive Thru restaurants, the balance was paid in full in September 2016.	0	1,225
Note payable associated with the purchase of BDI and BDFD, due in full along with accrued interest of 3.25% in May 2016. The promissory note is secured by a pledge of the ownership of the two entities which own two of the acquired restaurants.	0	2,414
Capital signage leases with Yesco, LLC with payments of principal and interest (8%) due monthly.	11	42
Notes payable with Ally Financial with payments of principal and interest (3.9% to 5%) due monthly. The loans are secured by vehicles.	27	40
	38	3,721
Less current portion	(19)	(2,617)
Long term portion	$19	$1,104

Bridge Funding Credit Facility

On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending, whose name was changed to Bridge Funding Group in February 2016 (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan Agreement”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

In connection with each disbursement under the Loan Agreement, Drive Thru executed a Promissory Note (the “Notes”) in the full amount of each disbursement request.  The Notes incurred interest at a rate of 6.69% per annum, were repayable in monthly installments of principal and interest over 84 months, and contained other customary terms and conditions.  The Notes were subject to certain prepayment fees ranging between 1% and 3% of the unpaid balance at such time if Drive Thru repaid a Note in certain circumstances prior to the thirty seventh monthly installment under such Note. All promissory notes associated with the Loan Agreement, including all accrued interest, were paid off on September 9, 2016, and the Loan Agreement with the Lender was terminated.  In connection with the termination of the Loan Agreement, the Company incurred Debt Extinguishment Costs of $57,000 for the fiscal year ended September 27, 2016 as a result of $20,000 of prepayment fees paid to Lender and the write off of $37,000 in unamortized loan fees associated with the Loan Agreement.

Cadence Credit Facility

On September 8, 2016 the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  The Cadence Credit Facility will mature on September 8, 2019 and accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1. As of September 27, 2016, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility, the Company paid loan origination costs including professional fees of approximately $173,000 and will amortize these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of September 27, 2016 the Company had not yet borrowed against the Cadence Credit Facility.

BDI Note

In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,414,000. The entire note and all accrued interest was paid off on May 6, 2016.

As of September 27, 2016, principal payments on debt become due as follows:

Periods Ending September,
2017	$19
2018	8
2018	9
2019	2
$38

Total interest expense on notes payable and capital leases was $126,000 and $93,000 for fiscal 2016 and fiscal 2015, respectively.

6.	Other Accrued Liabilities:

Other accrued liabilities consist of the following:

	Sept 27, 2016	Sept 30, 2015

Wages and other employee benefits	$1,379	$583
Taxes, other than income tax	1,105	829
Other	678	471

Total	$3,162	$1,883

7.	Commitments and Contingencies:

The Company’s office space, and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire over the next 19 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid $74,000 and $41,000 in contingent rentals for fiscal 2016 and fiscal 2015, respectively.

Following is a summary of operating lease activity for the fiscal years ended September 27, 2016 and September 30, 2015:

	2016	2015
Minimum rentals	$4,084	$2,944
Less sublease rentals	(383)	(375)
Net rent paid	$3,701	$2,569

As of September 27, 2016, future minimum rental commitments required under the Company’s operating leases that have initial or remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending September,
2017	$4,464
2018	4,496
2019	4,212
2020	3,603
2021	3,033
Thereafter	12,290
32,098
Less sublease rentals	(1,535)
$30,563

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

8.	Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at the period end:

	2016		2015
	Current	Long Term	Current	Long Term
Deferred assets (liabilities):
Tax effect of net operating loss carry-forward	$0	$2,926	$0	$2,948
General business credits	0	680	0	201
Partnership/Joint Venture basis differences	0	(15)	0	84
Deferred revenue	0	79	0	88
Property and equipment basis differences	0	(567)	0	7
Intangibles basis differences	0	(190)	0	(225)
Other accrued liability and asset difference	112	1,199	66	332
Net deferred tax assets	112	4,112	66	3,435
Less valuation allowance*	(112)	(4,112)	(66)	(3,435)
Net deferred tax assets	$0	$0	$0	$0

*	The valuation allowance increased by $723,000 during the year ended September 27, 2016.

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $1,915,000 from 2015, and $5,726,000 from 2014 and prior for income tax purposes which expire from 2025 through 2035.  Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year.  The Company has general business tax credits of $654,000 from 2015 and 2016 which expire from 2034 through 2036.

The Company continually reveiws the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies.  The Company assessed whether a valuation allowance should be recorded against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard.  In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets.  In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses.  Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s deferred tax assets was appropriate.

Total income tax expense for the years ended September 27, 2016 and September 30, 2015 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2016	2015
Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$(462)	$(277)
State income tax, net of federal tax benefit	(40)	(24)
FICA/WOTC tax credits	(272)	(108)
Expiration of net operating loss carry-forward	0	616
Effect of change in valuation allowance	723	(256)
Permanent differences	120	88
Other	(69)	(39)
Provision for income taxes	$0	$0

9.	Related Parties:

In April 2012, the Company entered into a financial advisory services agreement with Heathcote Capital LLC (Heathcote) pursuant to which they were to provide the Company with exclusive financial advisory services in connection with a possible strategic transaction. Gary J. Heller, a member of the Company’s Board of Directors, is the principal of Heathcote.  Accordingly, the agreement constitutes a related party transaction and was reviewed and approved by the Audit Committee of the Company’s Board of Directors. On March 25, 2013, the Company and Heathcote modified this agreement to exclude any transactions involving the Maxim Group LLC and for Heathcote to continue to provide non-exclusive financial advisory services to the Company. On September 27, 2013, the Company and Heathcote further modified this agreement to provide for investor relations activities specifically related to the exercise of the outstanding warrants and the trading volume in the Company’s stock and other corporate finance projects as determined by the CEO of the company. On November 5, 2014, the Company and Heathcote further modified this agreement to provide for investor relations activities and corporate finance projects as determined by the CEO of the company. The modifications were approved by the Audit Committee of the Company’s Board of Directors. Total amounts paid to Heathcote were $0 and $40,000 in fiscal 2016 and fiscal 2015, respectively.

10.	Stockholders’ Equity:

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

On August 21, 2013, the Company completed a public offering of 2,200,000 shares of common stock, together with warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and additional warrants to purchase 1,100,000 shares of our common stock (“B Warrants”) with a per unit purchase price of $2.50. One share of common stock was sold together with one A Warrant, with each A Warrant being exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share, and together with one B Warrant, with two B Warrants being exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering with the same terms as the A and B warrants sold in the offering. Also in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expired on August 16, 2016. As of September 27, 2016 we had received $9,782,000 in net proceeds from the exercise of warrants. There were no longer any warrants outstanding at September 27, 2016.

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) which was declared effective by the SEC on March 25, 2015. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million.

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

Stock Plans

The Company has an Omnibus Equity Incentive Compensation Plan (the “2008 Plan”), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company’s 2001 Stock Option Plan (the “2001 Plan”).  Pursuant to stockholder approval in September 2012, February 2014 and February 2016 the total number of shares available for issuance under the 2008 Plan was increased to 1,500,000. As of September 27, 2016, 478,590 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

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

The Company recorded $718,000 and $478,000 in total stock option and restricted stock compensation expense during fiscal years 2015 and 2014, respectively, that was classified as general and administrative costs.

Stock Option Awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during fiscal 2016 and fiscal 2015. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 27, 2016, the Company granted a total of 22,686 non-statutory stock options and a total of 72,178 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $4.04 and $6.23 and per-share weighted average fair values between $2.85 and $4.52.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Incentive and Non-Statutory Stock Options
	Fiscal 2016	Fiscal 2015
Expected term (years)	6.5 to 7.5	6.5
Expected volatility	79.75% to 89.08%	87.40% to 112.11%
Risk-free interest rate	1.35% to 2.07%	1.84% to 1.94%
Expected dividends	0	0

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

The following table summarizes stock option activity for fiscal year 2016 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding-beg of year	540,444	$5.27
Options granted	94,864	$5.07
Options exercised	(19,530)	$2.02
Forfeited	(15,779)	$8.07
Expired	(13,916)	$17.04
Outstanding Sept 27, 2016	586,082	$4.99	7.0
Exercisable Sept 27, 2016	282,884	$4.58	5.6

As of September 27, 2016, the aggregate intrinsic value of the outstanding and exercisable options was $340,000 and $249,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 27, 2016, the total remaining unrecognized compensation cost related to non-vested stock options was $751,000 and is expected to be recognized over a weighted average period of approximately 1.60 years.

There were 19,531 stock options exercised during the fiscal year ended September 27, 2016 with proceeds of $39,000.

Restricted Stock Grants

During the fiscal year 2016, the Company granted a total of 44,755 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market values of $4.18, which is equal to the closing price of the stock on the date of the grant. The restricted stock grants vest over three years following the grant date.

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

A summary of the status of non-vested restricted stock as of September 27, 2016 and changes during fiscal 2016 is presented below:

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	148,426	$3.23 to $8.60
Granted	44,755	$4.18
Forfeited	(8,721)	$8.60
Vested	3,544	$8.23
Non-vested shares at Sept 27, 2016	180,916	$3.23 to $8.60

As of September 27, 2016, there was $314,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.35 years.

Warrants

In connection with the public offering in August 2013 we issued 2,200,000 warrants to purchase 2,200,000 shares of our common stock (“A Warrants”) and an additional 2,200,000 warrants to purchase 1,100,000 shares of our common stock (“B Warrants”). Additionally we issued 330,000 A warrants to purchase 330,000 shares of common stock and 330,000 B warrants to purchase 165,000 of common stock to the underwriters in connection with the public offering. Each A Warrant was exercisable on or before August 16, 2018 for one share of common stock at an exercise price of $2.75 per share and two B Warrants were exercisable on or before May 16, 2014 for one share of common stock at an exercise price of $2.50 per share. Also, in connection with the public offering we issued 154,000 representative warrants to purchase 154,000 shares of common stock at an exercise price of $3.125 to the underwriters. The representative warrants were exercisable beginning May 16, 2014 and expired on August 16, 2016. As of September 30, 2015 we had received proceeds, net of expenses related to the exercise of the warrants, of $9,782,000, including $3,221,000 during the twelve-month period ending September 30, 2015. No other warrants remain outstanding.

Non-controlling Interests

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

The following table summarizes the activity in non-controlling interests during the year ended September 27, 2016 (in thousands):

	Good Times	Bad Daddy’s	Total

Balance at September 30, 2015	$320	$1,295	$1,615
Income	$427	$429	$856
Contributions	$57	$285	$342
Distributions	$(448)	$(645)	$(1,093)
Balance at September 27, 2016	$356	$1,364	$1,720

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants, as part of the acquisition of BDI additional non-controlling interests were acquired in three joint venture entities. An additional joint venture entity was established in fiscal 2016 to fund the construction of a Bad Daddy’s in North Carolina.

11.	Retirement Plan:

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make contributions on both a pre-tax basis or on an after-tax basis (Roth Contributions). In fiscal 2015 the Company modified the plan to include a provision to make a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contributions in fiscal 2016 and 2015 were $108,000 and $79,000, respectively.

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

The following tables present information about our reportable segments for the respective periods:

	Period Ended September
	2016	2015
Revenues
Good Times	$29,217	$28,901
Bad Daddy’s	35,222	15,156
	$64,439	$44,057
Income (loss) from operations
Good Times	$505	$520
Bad Daddy’s	(805)	(759)
	$(300)	$(239)
Capital Expenditures
Good Times	$940	$4,006
Bad Daddy’s	7,465	3,549
Corporate	97	118
	$8,502	$7,673

Property & Equipment, net
Good Times	$5,361	$5,268
Bad Daddy’s	14,174	8,836
Corporate	157	118
	$19,692	$14,222

13.	Subsequent Events:

None.