Form 10-Q
period 2016-12-27
Good Times Restaurants Inc.
filed 2017-02-10
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 27, 2016

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

As of February 10, 2017, there were 12,297,550 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended December 27, 2016

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	Dec. 27,	Sep. 27,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,517	$6,330
Receivables, net of allowance for doubtful accounts of $0	566	425
Prepaid expenses and other	395	349
Inventories	647	631
Notes receivable	58	58
Total current assets	5,183	7,793
PROPERTY AND EQUIPMENT:
Land and building	5,068	5,069
Leasehold improvements	16,343	14,726
Fixtures and equipment	16,655	15,316
Total property and equipment	38,066	35,111
Less accumulated depreciation and amortization	(16,163)	(15,512)
Total net property and equipment	21,903	19,599
Assets held for sale	1,407	93
OTHER ASSETS:
Notes receivable, net of current portion	56	59
Deposits and other assets	253	268
Trademarks	3,900	3,900
Other intangibles, net	82	89
Goodwill	15,076	15,076
Total other assets	19,367	19,392
TOTAL ASSETS:	$47,860	$46,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$23	$19
Accounts payable	3,364	1,918
Deferred income	26	23
Other accrued liabilities	2,672	3,162
Total current liabilities	6,085	5,122
LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	$52	$19
Deferred and other liabilities	4,251	3,938
Total long-term liabilities	4,303	3,957
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 12/27/16 and 09/27/2016	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,297,550 and 12,282,625 shares issued and outstanding as of 12/27/16 and 09/27/16, respectively	12	12
Capital contributed in excess of par value	58,390	58,191
Accumulated deficit	(22,758)	(22,125)
Total Good Times Restaurants Inc. stockholders' equity	35,644	36,078
Non-controlling interests	1,828	1,720
Total stockholders’ equity	37,472	37,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,860	$46,877

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands except share and per share data)

	Quarter Ended
	Dec 27, 2016	Dec 31, 2015
NET REVENUES:
Restaurant sales	$16,386	$13,656
Franchise royalties	169	182
Total net revenues	16,555	13,838

RESTAURANT OPERATING COSTS:
Food and packaging costs	5,155	4,505
Payroll and other employee benefit costs	5,995	4,772
Restaurant occupancy costs	1,294	1,062
Other restaurant operating costs	1,528	1,251
Preopening costs	351	725
Depreciation and amortization	630	459
Total restaurant operating costs	14,953	12,774

General and administrative costs	1,645	1,606
Advertising costs	412	366
Franchise costs	24	27
Loss on restaurant asset sale	(6)	(5)

LOSS FROM OPERATIONS	(473)	(930)

OTHER INCOME (EXPENSES):
Interest income (expense), net	(20)	(30)
Other expense	0	(1)
Total other income (expenses), net	(20)	(31)

NET LOSS	$(493)	$(961)

Income attributable to non-controlling interests	$(140)	$(163)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(633)	$(1,124)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to common shareholders	$(.05)	$(.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,288,365	12,259,550
Diluted	N/A	N/A

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Quarter Ended
	Dec 27, 2016	Dec 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(493)	$(961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673	482
Accretion of deferred rent	120	38
Amortization of lease incentive obligation	(62)	(23)
Stock-based compensation expense	199	177
Recognition of deferred gain on sale of restaurant building	(6)	(6)
Loss on sale of assets	0	1
Changes in operating assets and liabilities:
Change in:
Receivables and other	(140)	(924)
Inventories	(16)	(64)
Deposits and other	(47)	(86)
Change in:
Accounts payable	(354)	(513)
Deferred liabilities	278	945
Accrued and other liabilities	(504)	338
Net cash used in operating activities	(352)	(596)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,425)	(3,955)
Proceeds from sale of assets	0	4
Payments received from franchisees and others	3	4
Net cash used in investing activities	(2,422)	(3,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and long-term debt	(7)	(50)
Net distributions paid to non-controlling interests	(32)	(219)
Net cash used in financing activities	(39)	(269)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,813)	(4,812)
CASH AND CASH EQUIVALENTS, beginning of period	6,330	13,809
CASH AND CASH EQUIVALENTS, end of period	$3,517	$8,997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$22
Non-cash purchase of property and equipment	$1,844	$185

See accompanying notes to condensed consolidated financial statements

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular dollar amounts in thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc. and its wholly-owned subsidiaries, Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BD of Colo”), Bad Daddy’s Franchise Development, LLC (“BDFD”) and Bad Daddy’s International, LLC (“BDI”) (together referred to as the “Company”, “we” or “us”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 27, 2016 and the results of its operations and its cash flows for the fiscal quarters ended December 27, 2016 and December 31, 2015. Operating results for the fiscal quarter ended December 27, 2016 are not necessarily indicative of the results that may be expected for the year ending September 26, 2017. The condensed consolidated balance sheet as of September 27, 2016 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 27, 2016.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Good Times and Bad Daddy’s brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising, we act as an agent for the franchisees with regard to these contributions.  We consolidate the Advertising Funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses.  Contributions to the Advertising Funds from our franchisees were $89,000 and $101,000 for the first fiscal quarters of 2017 and 2016, respectively.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Fiscal Year – The Company changed its fiscal year from a 12-month year ending on September 30 to a 52-53-week year ending on the last Tuesday of September, effective with fiscal year 2016.  In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks.  The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks.  The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.

Our first fiscal quarter of 2017 consisted of 13 weeks beginning on September 28, 2016 and ending on December 27, 2016, our first fiscal quarter of 2016 consisted of three calendar months beginning on October 1, 2015 and ending on December 31, 2015. Our first fiscal quarter of 2017 included one less operating day than the first fiscal quarter of 2016.

Note 2.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 27, 2016 and September 27, 2016 (in thousands):

	December 27, 2016			September 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(40)	76	116	(34)	82
Non-compete agreements	15	(9)	6	15	(8)	7
	$131	$(49)	$82	$131	$(42)	$89
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(49)	$3,982	$4,031	$(42)	$3,989

Goodwill	$15,076	$0	$15,076	$15,076	$0	$15,076

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the quarter ended December 27, 2016.  The aggregate amortization expense related to these intangible assets subject to amortization was $7,000 for the quarter ended December 27, 2016.

The estimated aggregate future amortization expense as of December 27, 2016 is as follows (in thousands):

Remainder of 2017	$21
2018	19
2019	10
2020	10
2021	10
Thereafter	12
$82

Note 3.	Common Stock.

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

Our net loss for the quarters ended December 27, 2016 and December 31, 2015 includes $199,000 and $177,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended December 27, 2016. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the quarter ended December 27, 2016, the Company granted a total of 149,899 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $3.05 and $3.15 and per-share weighted average fair values between $2.17 and $2.30.

During the quarter ended December 31, 2015, the Company granted a total of 22,686 non-statutory stock options and a total of 54,110 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $5.29 and $6.23 and per-share weighted average fair values between $2.87 and $4.52.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2017 Incentive and Non-Statutory Stock Options	Fiscal 2016 Incentive and Non-Statutory Stock Options
Expected term (years)	6.5 to 7.5	6.5 to 7.5
Expected volatility	75.66% to 80.70%	81.77% to 89.08%
Risk-free interest rate	1.49% to 2.40%	1.65% to 2.07%
Expected dividends	0	0

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

The following table summarizes stock option activity for the quarter ended December 27, 2016 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-at beginning of year	586,083	$4.99
Options granted	149,899	$3.13
Options exercised	0
Forfeited	(3,132)	$7.66
Expired	(15,217)	$19.14
Outstanding December 27, 2016	717,633	$4.29	7.5
Exercisable December 27, 2016	374,721	$3.52	6.0

As of December 27, 2016, the aggregate intrinsic value of the outstanding and exercisable options was $251,000 and $247,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 27, 2016, the total remaining unrecognized compensation cost related to non-vested stock options was $958,000 and is expected to be recognized over a weighted average period of approximately 1.9 years.

There were no stock options exercised during the quarter ended December 27, 2016 and 3,891 stock options exercised during the quarter ended December 31, 2015 with proceeds of $7,000.

Restricted Stock Grants

During the quarter ended December 27, 2016, the Company granted a total of 101,094 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $3.15 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest over three years following the grant date.

During the quarter ended December 31, 2015, the Company granted a total of 44,755 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $4.18 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest over three years following the grant date.

A summary of the status of non-vested restricted stock as of December 27, 2016 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	180,916	$3.23 to $8.60
Granted	101,094	$3.15
Vested	(14,925)	$4.18
Non-vested shares at December 27, 2016	267,085	$3.15 to $8.60

As of December 27, 2016, there was $556,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Note 5.	Notes Payable and Long-Term Debt

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

In connection with each disbursement under the Loan Agreement, Drive Thru executed a Promissory Note (the “Notes”) in the full amount of each disbursement request.  The Notes incurred interest at a rate of 6.69% per annum, were repayable in monthly installments of principal and interest over 84 months, and contained other customary terms and conditions.  The Notes were subject to certain prepayment fees ranging between 1% and 3% of the unpaid balance at such time if Drive Thru repaid a Note in certain circumstances prior to the thirty-seventh monthly installment under such Note. All promissory notes associated with the Loan Agreement, including all accrued interest, were paid in full on September 9, 2016, and the Loan Agreement with the Lender was terminated.  In connection with the termination of the Loan Agreement, the Company incurred Debt Extinguishment Costs of $57,000 for the fiscal year ended September 27, 2016 as a result of $20,000 of prepayment fees paid to Lender and the write off of $37,000 in unamortized loan fees associated with the Loan Agreement.

Cadence Credit Facility

On September 8, 2016 the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  The Cadence Credit Facility will mature on September 8, 2019 and accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1. As of December 27, 2016, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility, the Company paid loan origination costs including professional fees of approximately $173,000 and will amortize these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of December 27, 2016 the Company had not yet borrowed against the Cadence Credit Facility.

BDI Note

In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,414,000. The entire note and all accrued interest was paid in full on May 6, 2016.

Note 6.	Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock grants for 984,718 and 778,156 shares of common stock were not included in computing diluted EPS for the quarters ended December 27, 2016 and December 31, 2015, respectively, because their effects were anti-dilutive.

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

Given the results of our impairment analysis at December 27, 2016 there are no restaurants which are impaired.

Trademarks. Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 27, 2016 and December 31, 2015.

Goodwill. The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of December 27, 2016, the Company had $96,000 of goodwill related to the purchase of a Good Times franchise operation on December 31, 2012 and $14,980,000 of goodwill related to the acquisition of BDI on May 7, 2015.  There was no impairment required to the goodwill as of December 27, 2016 and December 31, 2015.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the quarters ended December 27, 2016 and December 31, 2015.  These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the quarters ended December 27, 2016 and December 31, 2015 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2013 through 2016. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 27, 2016.

Note 10.	Non-controlling Interests

Non-controlling interests are presented as a separate item in the stockholders’ equity section of the condensed consolidated balance sheet. The amount of consolidated net income or loss attributable to non-controlling interests is presented on the face of the condensed consolidated statement of operations. Changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that do result in deconsolidation of a subsidiary require gain or loss recognition based on the fair value on the deconsolidation date.

The equity interests of the unrelated limited partners and members are shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash contributions or distributions to or from the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the subsidiary is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

The following table summarizes the activity in non-controlling interests during the quarter ended December 27, 2016 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 27, 2016	$356	$1,364	$1,720
Income	$87	$53	$140
Contributions	$0	$206	$206
Distributions	$(83)	$(155)	$(238)
Balance at December 27, 2016	$360	$1,468	$1,828

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants. As part of the acquisition of BDI additional non-controlling interests were acquired in three joint venture entities. An additional joint venture entity was established in fiscal 2016 to fund the construction of a Bad Daddy’s in North Carolina that opened in January 2017.

Note 11.	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842), (ASU 2016-02), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

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

Note 12.	Segment Reporting

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended December
	2016	2015
Revenues
Good Times	$6,952	$7,037
Bad Daddy’s	9,603	6,801
	$16,555	$13,838
Loss from operations
Good Times	$(111)	$(67)
Bad Daddy’s	(190)	(709)
Corporate	(172)	(154)
	$(473)	$(930)
Capital expenditures
Good Times	$953	$458
Bad Daddy’s	1,441	3,484
Corporate	31	13
	$2,425	$3,955

	Dec. 27,	Sep. 27,
	2016	2016
Property and equipment, net
Good Times	$7,051	$5,361
Bad Daddy’s	16,047	14,174
Corporate	212	157
	$23,310	$19,692

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company’s form 10-K for the fiscal year ended September 27, 2016.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources.  We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2016.

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

Restaurant locations.

As of December 27, 2016 we operate or franchise a total of thirty-seven Good Times restaurants, of which thirty-five are in Colorado.  Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.  In February 2016 one Good Times franchisee in Denver, Colorado closed its operations due to the expiration of its lease. Additionally, we operate or franchise a total of twenty Bad Daddy’s Burger Bar locations, of which ten are in Colorado, eight are in North Carolina, one is in South Carolina and one is in Tennessee.  One of the North Carolina locations, at the Charlotte Douglas International Airport, is operated pursuant to a License Agreement. The South Carolina and Tennessee locations are franchised.

The following table presents the number of restaurants opened at the end of the first fiscal quarters of fiscal 2017 and fiscal 2016.

	Company-Owned/Co-Developed/Joint Venture
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2017	2016	2017	2016	2017	2016
Colorado	27	27	10	5	37	32
North Carolina	0	0	7	7	7	7
Total:	27	27	17	12	44	39

	Franchise/License
	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
State	2017	2016	2017	2016	2017	2016
Colorado	8	9	0	0	8	9
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Tennessee	0	0	1	1	1	1
Wyoming	2	2	0	0	2	2
Total:	10	11	3	3	13	14

We opened company-owned Bad Daddy’s restaurants in Littleton, Colorado (January 2016), Longmont, Colorado (February 2016), Colorado Springs, Colorado (April 2016), Fort Collins, Colorado (September 2016) and Broomfield, Colorado (December 2016).  Subsequent to the fiscal quarter end, on January 16, 2017, we opened a joint venture Bad Daddy’s restaurant in Fayetteville, North Carolina.

Results of Operations

The following presents certain historical financial information of our operations.  This financial information includes results for our first fiscal quarters ending December 27, 2016 and December 31, 2015.

Net Revenues. Net revenues for the quarter ended December 27, 2016 increased $2,717,000 or 19.6% to $16,555,000 from $13,838,000 for the quarter ended December 31, 2015.  Bad Daddy’s concept revenues increased $2,802,000 while our Good Times concept revenues decreased $85,000.  Most of the Bad Daddy’s increase was attributable to the six new restaurants opened since December 2015.

Good Times same store restaurant sales decreased 0.5% during the quarter ended December 27, 2016 for the restaurants that were open for the full quarters ending December 27, 2016 and December 31, 2015. Restaurants are included in same store sales after they have been open a full fifteen months. Two restaurants were excluded from same store sales for a portion of the period as they were closed for remodeling in the current or prior year.

Good Times franchise revenues for the quarter ended December 27, 2016 were $77,000 compared to $90,000 for the quarter ended December 31, 2015. Good Times franchise same store restaurant sales decreased 3.9% during the quarter ended December 27, 2016 for the franchise restaurants that were open for the full quarters ending December 27, 2016 and December 31, 2015. Dual branded franchise same store restaurant sales decreased 8.9% during the quarter ended December 27, 2016, compared to the same prior year quarter.

Bad Daddy’s restaurant sales for the quarter ended December 27, 2016 increased $2,802,000 to $9,511,000 from $6,709,000 for the quarter ended December 31, 2015.  Bad Daddy’s same store restaurant sales increased 2.0% during the quarter ended December 27, 2016 compared to the comparable period in the prior year. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.

Bad Daddy’s franchise revenues were $92,000 for the quarters ended December 27, 2016 and December 31, 2015.

Restaurant Operating Costs

Food and Packaging Costs. For the quarter ended December 27, 2016, food and packaging costs increased $650,000 from $4,505,000 (33.0% of restaurant sales) in the quarter ended December 31, 2015 to $5,155,000 (31.5% of restaurant sales).

Good Times food and packaging costs were $2,211,000 (32.2% of restaurant sales) in the quarter ended December 27, 2016, down from $2,313,000 (33.3% of restaurant sales) in the quarter ended December 31, 2015.  The decrease of 1.1% in costs as a percentage of restaurant sales was primarily attributable to a 2.2% weighted average menu price increase over last year which lowered cost of sales (as a percentage of restaurant sales) by 0.7%.

Bad Daddy’s food and packaging costs were $2,944,000 (31.0% of restaurant sales) in the quarter ended December 27, 2016, up from $2,192,000 (32.7% of restaurant sales) in the quarter ended December 31, 2015. The $752,000 increase was attributable to the six new restaurants opened since December 2015.

Payroll and Other Employee Benefit Costs. For the quarter ended December 27, 2016, payroll and other employee benefit costs increased $1,223,000 from $4,772,000 (34.9% of restaurant sales) in the quarter ended December 31, 2015 to $5,995,000 (36.6% of restaurant sales).

Good Times payroll and other employee benefit costs were $2,399,000 (34.9% of restaurant sales) in the quarter ended December 27, 2016, up from $2,300,000 (33.1% of restaurant sales) in the quarter ended December 31, 2015. The $99,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 6% in the quarter ended December 27, 2016 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado.

Bad Daddy’s payroll and other employee benefit costs were $3,596,000 (37.8% of restaurant sales) for the quarter ended December 27, 2016 up from $2,472,000 (36.9% of restaurant sales) in the quarter ended December 31, 2015. The $1,124,000 increase was mainly attributable to the six new restaurants opened since December 2015.

Occupancy Costs. For the quarter ended December 27, 2016, occupancy costs increased $232,000 from $1,062,000 (7.8% of restaurant sales) in the quarter ended December 31, 2015 to $1,294,000 (7.9% of restaurant sales).

Good Times occupancy costs were $666,000 (9.7% of restaurant sales) in the quarter ended December 27, 2016, up from $656,000 (9.4% of restaurant sales) in the quarter ended December 31, 2015.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy costs were $628,000 (6.6% of restaurant sales) for the quarter ended December 27, 2016 up from $406,000 (6.0% of restaurant sales) in the quarter ended December 31, 2015. The $222,000 increase was mainly attributable to the six new restaurants opened since December 2015.

Other Operating Costs. For the quarter ended December 27, 2016, other operating costs increased $277,000 from $1,251,000 (9.2% of restaurant sales) in the quarter ended December 31, 2015 to $1,528,000 (9.3% of restaurant sales).

Good Times other operating costs were $606,000 (8.8% of restaurant sales) in the quarter ended December 27, 2016, up from $588,000 (8.5% of restaurant sales) in the quarter ended December 31, 2015.

Bad Daddy’s other operating costs were $922,000 (9.7% of restaurant sales) for the quarter ended December 27, 2016 up from $663,000 (9.9% of restaurant sales) in the quarter ended December 31, 2015. The $259,000 increase was mainly attributable to the six new restaurants opened since December 2015.

New Store Preopening Costs. In the quarter ended December 27, 2016, we incurred $351,000 of preopening costs compared to $725,000 in the quarter ended December 31, 2015.

Good Times preopening costs were $3,000 for the quarter ended December 27, 2016 compared to $0 in the quarter ended December 31, 2015. The current quarter costs are related to a new restaurant that is anticipated to open in March 2017.

Bad Daddy’s preopening costs were $348,000 for the quarter ended December 27, 2016 compared to $725,000 in the quarter ended December 31, 2015. All of the preopening costs in the current and prior year periods are related to the newly-developed Bad Daddy’s restaurants in Colorado and North Carolina.

Depreciation and Amortization Costs. For the quarter ended December 27, 2016, depreciation and amortization costs increased $171,000 from $459,000 in the quarter ended December 31, 2015 to $630,000.

Good Times depreciation costs decreased $1,000 from $181,000 in the quarter ended December 31, 2015 to $180,000 in the quarter ended December 27, 2016.

Bad Daddy’s depreciation costs increased $172,000 from $278,000 in the quarter ended December 31, 2015 to $450,000 in the quarter ended December 27, 2016. The $172,000 increase was mainly attributable to the six new restaurants opened since December 2015.

General and Administrative Costs. For the quarter ended December 27, 2016, general and administrative costs increased $39,000 from $1,606,000 (11.6% of total revenues) in the quarter ended December 31, 2015 to $1,645,000 (9.9% of total revenue).

The $39,000 increase in general and administrative expenses in the quarter ended December 27, 2016 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $55,000
•	Increase in incentive stock compensation cost of $21,000
•	Decrease in training and human resources costs of $18,000
•	Decrease in professional services of $41,000
•	Net decreases in all other expenses of $17,000

Total general and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands, however we anticipate they will decrease as a percentage of revenue as additional restaurants are developed.

Advertising Costs. For the quarter ended December 27, 2016, advertising costs increased $46,000 from $366,000 (2.7% of restaurant sales) in the quarter ended December 31, 2015 to $412,000 (2.5% of restaurant sales).

Good Times advertising costs were $312,000 (4.5% of restaurant sales) in the quarter ended December 27, 2016 compared to $312,000 (4.4% of restaurant sales) in the quarter ended December 31, 2015.  Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

We anticipate that for the balance of fiscal 2017 Good Times advertising costs will remain consistent as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4.5% of restaurant sales.

Bad Daddy’s advertising costs were $100,000 (1.1% of restaurant sales) in the quarter ended December 27, 2016 compared to $54,000 (0.8% of restaurant sales) in the quarter ended December 31, 2015.  The $46,000 increase was mainly attributable to the six new restaurants opened since December 2015.

Beginning in October 2015 all Bad Daddy’s restaurants began making contributions to an advertising materials fund based on a percentage of sales.

Franchise Costs. For the quarter ended December 27, 2016, franchise costs decreased $3,000 from $27,000 in the quarter ended December 31, 2015 to $24,000.

The costs are primarily related to the Good Times franchised restaurants.

Gain Restaurant Asset Disposals. For the quarter ended December 27, 2016 the gain on restaurant asset disposals was $6,000 compared to a gain of $5,000 in the quarter ended December 31, 2015.

The gain in both periods is primarily related to a deferred gain on a previous sale lease-back transaction on a Good Times restaurant.

Loss from Operations. The loss from operations was $473,000 in the quarter ended December 27, 2016 compared to a loss from operations of $930,000 in the quarter ended December 31, 2015.

The change in income from operations for the quarter ended December 27, 2016 is due primarily to matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections above.

Net Loss. The net loss was $633,000 for the quarter ended December 27, 2016 compared to a net loss of $1,124,000 in the quarter ended December 31, 2015.

The change from the quarter ended December 31, 2015 to the quarter ended December 27, 2016 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs" and "General and Administrative Costs", as well as a decrease in net interest expense of $10,000 for the quarter ended December 27, 2016 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. For the quarter ended December 27, 2016, the income attributable to non-controlling interests was $140,000 compared to $163,000 in the quarter ended December 31, 2015. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants. $87,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $101,000 in the same prior year period. $53,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $62,000 in the same prior year period.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands) for the fiscal first quarters:

	2017	2016
Adjusted EBITDA:
Net loss, as reported	$(633)	$(1,124)
Depreciation and amortization	602	427
Interest expense, net	20	30
EBITDA	(11)	(667)
Preopening expense	293	725
Non-cash stock based compensation	199	177
GAAP rent in excess of cash rent	(3)	15
Non-cash disposal of asset	(6)	(5)
Adjusted EBITDA	$472	$245

Liquidity and Capital Resources

Cash and Working Capital: As of December 27, 2016, we had a working capital deficit of $902,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have two to four weeks to pay our vendors.  This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2017 and beyond.  As of December 27, 2016, we had total commitments outstanding of $1,692,000 related to construction contracts for Good Times and Bad Daddy’s restaurants currently under development.  We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

Financing:

Bad Daddy’s International Note Payable: In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25% in the amount of $2,414,000. The outstanding promissory note, along with all accrued interest, was paid in full on May 6, 2016.

Bridge Funding Credit Facility: On July 30, 2014 Drive Thru entered into a Development Line Loan and Security Agreement with United Capital Business Lending, whose name was changed to Bridge Funding Group (“Lender”), pursuant to which Lender agreed to loan Drive Thru up to $2,100,000 (the “Loan”) and entered into a Collateral Assignment of Franchise Agreements, Management Agreement and Partnership Interests with Lender.  In addition, on July 30, 2014, the Company entered into a Guaranty Agreement (the “Guaranty Agreement”) with Lender, pursuant to which the Company guaranteed the repayment of the Loan.  The Loan Agreement, Collateral Assignment, Notes (as defined below) and Guaranty Agreement are referred to herein as the “Loan Documents.”

In connection with each disbursement under the Loan Agreement, Drive Thru executed a Promissory Note (the “Notes”) in the full amount of each disbursement request.  The Notes incur interest at a rate of 6.69% per annum, are repayable in monthly installments of principal and interest over 84 months, and contain other customary terms and conditions.  The Notes are subject to certain prepayment fees ranging between 1% and 3% of the unpaid balance at such time if Drive Thru repays a Note in certain circumstances prior to the thirty seventh monthly installment under such Note.  All promissory notes associated with the Loan Agreement, including all accrued interest, were paid in full on September 9, 2016, and the Loan Agreement with the Lender was terminated.  In connection with the termination of the Loan Agreement, the Company incurred Debt Extinguishment Costs of $57,000 for the fiscal year ended September 27, 2016 as a result of $20,000 of prepayment fees paid to Lender and the write off of $37,000 in unamortized loan fees associated with the Loan Agreement.

Cadence Credit Facility:  On September 8, 2016 the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  The Cadence Credit Facility will mature on September 8, 2019 and accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1. As of December 27, 2016, the Company was in compliance with its covenants.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of December 27, 2016 the Company had not yet borrowed against the Cadence Credit Facility.

Capital Expenditures. Planned capital expenditures for the balance of fiscal 2017 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s and Good Times restaurants and reimage and remodel costs for Good Times restaurants.

Assets Held for Sale. At December 27, 2016 we classified $1,407,000 of assets as held for sale in the accompanying consolidated balance sheet. The costs are related to a Good Times site in Greeley, Colorado which is expected to open in March 2017. We plan to sell the assets in a sale lease-back transaction when construction of the restaurant is completed.

Cash Flows. Net cash used in operating activities was $352,000 for the quarter ended December 27, 2016. The net cash provided by operating activities for the quarter ended December 27, 2016 was the result of a net loss of $493,000 as well as cash and non-cash reconciling items totaling $141,000 (comprised of 1) depreciation and amortization of $673,000, 2) accretion of deferred rent of $120,000, 3) amortization of lease incentive obligations of $62,000, 4) stock-based compensation expense of $199,000, 5) an increase in accounts receivable of $140,000, 6) an increase in deferred liabilities related to tenant allowances of $278,000, 7) a decrease in accounts payable of $354,000, 8) an decrease in accrued liabilities of $504,000 and 8) a net increase in other operating assets and liabilities of $69,000).

Net cash used in operating activities was $596,000 for the quarter ended December 31, 2015. The net cash used in operating activities for the quarter ended December 31, 2015 was the result of a net loss of $961,000 as well as cash and non-cash reconciling items totaling $365,000 (comprised of 1) depreciation and amortization of $482,000, 2) stock-based compensation expense of $177,000, 3) a decrease in accounts payable of $513,000, 4) an increase in accrued liabilities of $338,000 and 5) a net decrease in other operating assets and liabilities of $119,000).

Net cash used in investing activities for the quarter ended December 27, 2016 was $2,422,000 which primarily reflects the purchases of property and equipment of $2,425,000. Purchases of property and equipment comprised of the following:

•	$1,252,000 in costs for the development of Bad Daddy’s locations
•	$188,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$165,000 in costs related to our existing Good Times locations, for reimaging and remodeling
•	$518,000 for the development of one new Good Times location
•	$271,000 for miscellaneous capital expenditures related to our Good Times restaurants
•	$31,000 for miscellaneous capital expenditures related to our corporate office

Net cash used in investing activities for the quarter ended December 31, 2015 was $3,947,000 which primarily reflects the purchases of property and equipment. Purchases of property and equipment were $4,140,000, comprised of the following:

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

Net cash used in financing activities for the quarter ended December 27, 2016 was $39,000, which includes principal payments on notes payable, long term debt and capital leases of $7,000, contributions from non-controlling interests of $206,000 and distributions to non-controlling interests of $238,000.

Net cash used in financing activities for the quarter ended December 31, 2015 was $269,000, which includes principal payments on notes payable, long term debt and capital leases of $50,000 and distributions to non-controlling interests of $219,000.

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

Impact of Inflation

The total menu price increases taken at our Good Times restaurants during fiscal 2016 were 3.0%, and we have taken an additional 1.1% increase in fiscal 2017.  Commodity costs have generally declined in the first fiscal quarter of 2017 compared to the same prior year period. When combined with our menu price increases, we expect Good Times’ food and packaging costs to remain consistent with the current quarter as a percentage of sales during of the remainder of fiscal 2017. However, if we experience cost pressure on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could be higher in fiscal 2017 than in fiscal 2016.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 27, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings which are incidental to its business.  These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our most recent Annual Report filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
N/A

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

(a)	Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: February 10, 2017

Boyd E. Hoback
President and Chief Executive Officer

James K. Zielke
Chief Financial Officer