Form 10-Q
period 2017-03-28
Good Times Restaurants Inc.
filed 2017-05-12
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 28, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of May 12, 2017, there were 12,297,550 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended March 28, 2017

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	Mar 28, 2017	Sep 27, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,828	$6,330
Receivables, net of allowance for doubtful accounts of $0	850	425
Prepaid expenses and other	407	349
Inventories	699	631
Notes receivable	59	58
Total current assets	6,843	7,793
PROPERTY AND EQUIPMENT:
Land and building	5,093	5,069
Leasehold improvements	17,844	14,726
Fixtures and equipment	18,071	15,316
Total property and equipment	41,008	35,111
Less accumulated depreciation and amortization	(16,886)	(15,512)
Total net property and equipment	24,122	19,599
Assets held for sale	0	93
OTHER ASSETS:
Notes receivable, net of current portion	53	59
Deposits and other assets	243	268
Trademarks	3,900	3,900
Other intangibles, net	75	89
Goodwill	15,076	15,076
Total other assets	19,347	19,392
TOTAL ASSETS:	$50,312	$46,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$20	$19
Accounts payable	3,178	1,918
Deferred income	26	23
Other accrued liabilities	3,891	3,162
Total current liabilities	7,115	5,122
LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	$1,448	$19
Deferred and other liabilities	4,709	3,938
Total long-term liabilities	6,157	3,957
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 3/28/17 and 09/27/2016	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,297,550 and 12,282,625 shares issued and outstanding as of 3/28/17 and 09/27/16, respectively	12	12
Capital contributed in excess of par value	58,595	58,191
Accumulated deficit	(23,469)	(22,125)
Total Good Times Restaurants Inc. stockholders' equity	35,138	36,078
Non-controlling interests	1,902	1,720
Total stockholders’ equity	37,040	37,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,312	$46,877

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands except share and per share data)

	Quarter Ended		Year to Date
	Mar 28, 2017	Mar 31, 2016	Mar 28, 2017	Mar 31, 2016
NET REVENUES:
Restaurant sales	$18,077	$15,141	$34,463	$28,797
Franchise royalties	162	177	331	359
Total net revenues	18,239	15,318	34,794	29,156
RESTAURANT OPERATING COSTS:
Food and packaging costs	5,614	4,785	10,769	9,290
Payroll and other employee benefit costs	6,675	5,394	12,670	10,166
Restaurant occupancy and other operating costs	3,008	2,563	5,830	4,877
Preopening costs	567	576	918	1,301
Depreciation and amortization	703	549	1,333	1,008
Total restaurant operating costs	16,567	13,867	31,520	26,642
General and administrative costs	1,746	1,510	3,391	3,116
Advertising costs	431	352	843	718
Franchise costs	28	27	52	54
Gain on restaurant asset sale	(5)	(7)	(11)	(12)
LOSS FROM OPERATIONS	(528)	(431)	(1,001)	(1,362)
Other Income (Expenses):
Interest income (expense), net	(36)	(36)	(56)	(66)
Other income (loss)	0	0	0	0
Total other expenses, net	(36)	(36)	(56)	(66)
NET LOSS	$(564)	$(467)	$(1,057)	$(1,428)
Income attributable to non-controlling interests	(147)	(206)	(287)	(369)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(711)	$(673)	$(1,344)	$(1,797)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(.06)	$(.05)	$(.11)	$(.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,297,550	12,263,472	12,292,932	12,261,500

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Fiscal Year to Date
	Mar 28, 2017	Mar 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,057)	$(1,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,423	1,055
Accretion of deferred rent	270	233
Amortization of lease incentive obligation	(131)	(110)
Stock-based compensation expense	404	355
Recognition of deferred gain on sale of restaurant building	(13)	(12)
Loss on disposal of assets	2	0
Changes in operating assets and liabilities:
Change in:
Receivables and other	(220)	(609)
Inventories	(68)	(104)
Deposits and other	(58)	(166)
Change in:
Accounts payable	258	(69)
Deferred liabilities	662	1,979
Accrued and other liabilities	715	807
Net cash provided by operating activities	2,187	1,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(6,697)	(6,193)
Proceeds from sale leaseback transaction	1,722	0
Proceeds from sale of assets	0	6
Payments received from franchisees and others	5	7
Net cash used in investing activities	(4,970)	(6,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	0	15
Borrowings on notes payable and long-term debt	1,400	0
Principal payments on notes payable and long-term debt	(14)	(101)
Net distributions paid to non-controlling interests	(105)	(434)
Net cash provided by (used in) financing activities	1,281	(520)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,502)	(4,769)
CASH AND CASH EQUIVALENTS, beginning of period	6,330	13,809
CASH AND CASH EQUIVALENTS, end of period	$4,828	$9,040
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$20	$22
Non-cash purchase of property and equipment	$1,046	$571

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the Company’s financial position, results of operations, and cash flows for the periods presented. Results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The condensed consolidated balance sheet as of September 27, 2016 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 27, 2016.

Fiscal Year – The Company changed its fiscal year from a 12-month year ending on September 30 to a 52-53-week year ending on the last Tuesday of September, effective with fiscal year 2016.  In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks.  The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks.  The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.

Our first two fiscal quarters of 2017 consisted of 26 weeks beginning on September 28, 2016 and ending on March 28, 2017, our first two fiscal quarters of 2016 consisted of six calendar months beginning on October 1, 2015 and ending on March 31, 2016. Our first two fiscal quarters of 2017 included one less operating day than the first two fiscal quarters of 2016.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Good Times and Bad Daddy’s brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising, we act as an agent for the franchisees with regard to these contributions.  We consolidate the Advertising Funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses.  Contributions to the Advertising Funds from our franchisees were $162,000 and $182,000 for the first and second fiscal quarters of 2017 and 2016, respectively.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 28, 2017 and September 27, 2016 (in thousands):

	Mar 28, 2017			Sep 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(46)	70	116	(34)	82
Non-compete agreements	15	(10)	5	15	(8)	7
	$131	$(56)	$75	$131	$(42)	$89
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(56)	$3,975	$4,031	$(42)	$3,989

Goodwill	$15,076	$0	$15,076	$15,076	$0	$15,076

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the two quarters ended March 28, 2017.  The aggregate amortization expense related to these intangible assets subject to amortization was $14,000 for the two quarters ended March 28, 2017.

The estimated aggregate future amortization expense as of March 28, 2017 is as follows (in thousands):

Remainder of 2017	$14
2018	19
2019	10
2020	10
2021	10
Thereafter	12
$75

Note 3.	Common Stock.

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

Our net loss for the two quarters ended March 28, 2017 and March 31, 2016 includes $404,000 and $355,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended March 28, 2017. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the two quarters ended March 28, 2017, the Company granted a total of 149,899 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between $3.05 and $3.15 and per-share weighted average fair values between $2.17 and $2.30.

During the two quarters ended March 31, 2016, the Company granted a total of 22,686 non-statutory stock options and a total of 54,110 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $5.29 and $6.23 and per-share weighted average fair values between $2.87 and $4.52.

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

The following table summarizes stock option activity for the two quarters ended March 28, 2017 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-at beginning of year	586,083	$4.99
Options granted	149,899	$3.13
Options exercised	0
Forfeited	(3,132)	$7.66
Expired	(15,217)	$19.14
Outstanding March 28, 2017	717,633	$4.29	7.3
Exercisable March 28, 2017	433,121	$4.09	6.1

As of March 28, 2017, the aggregate intrinsic value of the outstanding and exercisable options was $236,000 and $234,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of March 28, 2017, the total remaining unrecognized compensation cost related to non-vested stock options was $834,000 and is expected to be recognized over a weighted average period of approximately 1.8 years.

There were no stock options exercised during the two quarters ended March 28, 2017 and 6,864 stock options exercised during the two quarters ended March 31, 2016 with proceeds of $15,000.

Restricted Stock Grants

During the two quarters ended March 28, 2017, the Company granted a total of 103,440 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values of $3.15 and $3.20 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest between three months and three years following the grant date.

During the two quarters ended March 31, 2016, the Company granted a total of 44,755 shares of restricted stock to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $4.18 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest over three years following the grant date.

A summary of the status of non-vested restricted stock as of March 28, 2017 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	180,916	$3.23 to $8.60
Granted	103,440	$3.15 to $3.20
Vested	(14,925)	$4.18
Non-vested shares at March 28, 2017	269,431	$3.15 to $8.60

As of March 28, 2017, there was $483,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

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

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1. As of March 28, 2017, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility, the Company paid loan origination costs including professional fees of approximately $173,000 and will amortize these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of March 28, 2017 the Company had borrowed $1,400,000 against the Cadence Credit Facility.

BDI Note

In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,414,000. The entire note and all accrued interest was paid in full on May 6, 2016.

Note 6.	Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock grants for 987,064 and 767,928 shares of common stock were not included in computing diluted EPS for the two quarters ended March 28, 2017 and March 31, 2016, respectively, because their effects were anti-dilutive.

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

Given the results of our impairment analysis at March 28, 2017, there are no restaurants which are impaired.

Trademarks. Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 28, 2017 and March 31, 2016.

Goodwill. The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of March 28, 2017, the Company had $96,000 of goodwill related to the purchase of a Good Times franchise operation on December 31, 2012 and $14,980,000 of goodwill related to the acquisition of BDI on May 7, 2015.  There was no impairment required to the goodwill for the two quarters ended March 28, 2017 and March 31, 2016.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the two quarters ended March 28, 2017 and March 31, 2016.  These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the two quarters ended March 28, 2017 and March 31, 2016 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2013 through 2016. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 28, 2017.

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

The following table summarizes the activity in non-controlling interests during the two quarters ended March 28, 2017 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 27, 2016	$356	$1,364	$1,720
Income	$162	$125	$287
Contributions	$0	$350	$350
Distributions	$(131)	$(324)	$(455)
Balance at March 28, 2017	$387	$1,515	$1,902

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants. As part of the acquisition of BDI additional non-controlling interests were acquired in three joint venture entities. Two additional joint venture entities were established, one in fiscal 2016 to fund the construction and operate a Bad Daddy’s in North Carolina that opened in January 2017, and one in fiscal 2017 to fund the construction and operate a Bad Daddy’s in North Carolina that is anticipated to open in May 2017.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Two Quarters Ended
	Mar 2017	Mar 2016	Mar 2017	Mar 2016
Revenues
Good Times	$6,964	$6,788	$13,916	$13,825
Bad Daddy’s	11,275	8,530	20,878	15,331
	$18,239	$15,318	$34,794	$29,156
Income (Loss) from operations
Good Times	$(228)	$20	$(339)	$(47)
Bad Daddy’s	(106)	(307)	(296)	(1,027)
Corporate	(194)	(144)	(366)	(288)
	$(528)	$(431)	$(1,001)	$(1,362)
Capital expenditures
Good Times	$1,930	$234	$2,883	$692
Bad Daddy’s	2,226	1,937	3,667	5,421
Corporate	116	67	147	80
	$4,272	$2,238	$6,697	$6,193

	Mar 28, 2017	Sep 27, 2016
Property and equipment, net
Good Times	$6,367	$5,268
Bad Daddy’s	17,345	14,174
Corporate	410	157
	$24,122	$19,599

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

Restaurant locations.

As of March 28, 2017 we operate or franchise a total of thirty-eight Good Times restaurants, of which thirty-six are in Colorado.  Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.  In February 2016 one Good Times franchisee in Denver, Colorado closed its operations due to the expiration of its lease. Additionally, we operate or franchise a total of twenty Bad Daddy’s Burger Bar locations, of which ten are in Colorado, nine are in North Carolina and one is in South Carolina.  One of the North Carolina locations, at the Charlotte Douglas International Airport, is operated pursuant to a License Agreement. The South Carolina location is franchised. In February 2017 one Bad Daddy’s franchisee in Knoxville, Tennessee closed its operations.

The following table presents the number of restaurants opened at the end of the fiscal quarters ended March 28, 2017 and March 31, 2016.

	Company-Owned/Co-Developed/Joint Venture
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2017	2016	2017	2016	2017	2016
Colorado	28	27	10	7	38	34
North Carolina	0	0	8	7	8	7
Total:	28	27	18	14	46	41

	Franchise/License
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2017	2016	2017	2016	2017	2016
Colorado	8	8	0	0	8	8
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Tennessee	0	0	0	1	0	1
Wyoming	2	2	0	0	2	2
Total:	10	10	2	3	12	13

We opened company-owned Bad Daddy’s restaurants in Littleton, Colorado (January 2016), Longmont, Colorado (February 2016), Colorado Springs, Colorado (April 2016), Fort Collins, Colorado (September 2016) and Broomfield, Colorado (December 2016). We opened a joint venture Bad Daddy’s restaurant in Fayetteville, North Carolina in January 2017. In March 2017, we opened a company-owned Good Times restaurant in Greeley, Colorado.

Results of Operations

The following presents certain historical financial information of our operations.  This financial information includes results for our first two fiscal quarters ended March 28, 2017 and March 31, 2016.

Net Revenues. Net revenues for the quarter ended March 28, 2017 increased $2,921,000 or 19.1% to $18,239,000 from $15,318,000 for the quarter ended March 31, 2016.  Bad Daddy’s concept revenues increased $2,745,000 while our Good Times concept revenues increased $176,000.  Most of the Bad Daddy’s increase was attributable to the six new restaurants opened since December 2015.

Good Times same store restaurant sales increased 0.1% during the quarter ended March 28, 2017 for the restaurants that were open for the full quarters ending March 28, 2017 and March 31, 2016. Restaurants are included in same store sales after they have been open a full fifteen months. One restaurant was excluded from same store sales for a portion of the period as they were closed for remodeling in the prior year. In addition, we had store closures for equipment installations that totaled ten business days and represented a loss of sales of approximately 0.5%.

Good Times franchise revenues for the quarter ended March 28, 2017 were $74,000 compared to $82,000 for the quarter ended March 31, 2016. Good Times franchise same store restaurant sales decreased 4.6% during the quarter ended March 28, 2017 for the franchise restaurants that were open for the full quarters ending March 28, 2017 and March 31, 2016. Dual branded franchise same store restaurant sales decreased 13.2% during the quarter ended March 28, 2017, compared to the same prior year quarter.

Bad Daddy’s restaurant sales for the quarter ended March 28, 2017 increased $2,746,000 to $11,187,000 from $8,441,000 for the quarter ended March 31, 2016.  Bad Daddy’s same store restaurant sales increased 3.2% during the quarter ended March 28, 2017 compared to the comparable period in the prior year. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.

Bad Daddy’s franchise revenues were $88,000 and $89,000 for the quarters ended March 28, 2017 and March 31, 2016, respectively.

Net revenues for the first two fiscal quarters ended March 28, 2017 increased $5,638,000 or 19.4% to $34,794,000 from $29,156,000 for the first two fiscal quarters ended March 31, 2016.  Bad Daddy’s concept revenues increased $5,547,000 while our Good Times concept revenues increased $91,000.  Most of the Bad Daddy’s increase was attributable to the six new restaurants opened since December 2015. We opened a new company-owned Good Times in March, 2017, which contributed $160,000 to the Good Times concept sales for the quarter.

Good Times same store restaurant sales decreased 0.2% during the two quarters ended March 28, 2017 for the restaurants that were open for the full two quarters ending March 28, 2017 and March 31, 2016. Restaurants are included in same store sales after they have been open a full fifteen months. Two restaurants were excluded from same store sales for a portion of the period as they were closed for remodeling in the current or prior year.

Good Times franchise revenues for the two quarters ended March 28, 2017 were $151,000 compared to $172,000 for the two quarters ended March 31, 2016. Good Times franchise same store restaurant sales decreased 4.2% during the two quarters ended March 28, 2017 for the franchise restaurants that were open for the full two quarters ending March 28, 2017 and March 31, 2016. Dual branded franchise same store restaurant sales decreased 11.0% during the two quarters ended March 28, 2017, compared to the same prior year quarters.

Bad Daddy’s restaurant sales for the two quarters ended March 28, 2017 increased $5,548,000 to $20,698,000 from $15,150,000 for the two quarters ended March 31, 2016.  Bad Daddy’s same store restaurant sales increased 2.6% during the two quarters ended March 28, 2017 compared to the comparable period in the prior year. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.

Bad Daddy’s franchise revenues were $180,000 and $181,000 for the two quarters ended March 28, 2017 and March 31, 2016, respectively.

Restaurant Operating Costs

Food and Packaging Costs. For the quarter ended March 28, 2017, food and packaging costs increased $829,000 from $4,785,000 (31.6% of restaurant sales) in the quarter ended March 31, 2016 to $5,614,000 (31.1% of restaurant sales).

Good Times food and packaging costs were $2,187,000 (31.7% of restaurant sales) in the quarter ended March 28, 2017, up from $2,124,000 (31.7% of restaurant sales) in the quarter ended March 31, 2016.

Bad Daddy’s food and packaging costs were $3,427,000 (30.6% of restaurant sales) in the quarter ended March 28, 2017, up from $2,661,000 (31.5% of restaurant sales) in the quarter ended March 31, 2016. The $766,000 increase was attributable to the six new restaurants opened since December 2015.

For the two quarters ended March 28, 2017, food and packaging costs increased $1,479,000 from $9,290,000 (32.3% of restaurant sales) in the two quarters ended March 31, 2016 to $10,769,000 (31.2% of restaurant sales).

Good Times food and packaging costs were $4,399,000 (32.0% of restaurant sales) in the two quarters ended March 28, 2017, down from $4,437,000 (32.5% of restaurant sales) in the two quarters ended March 31, 2016.  The decrease of 0.5% in costs as a percentage of restaurant sales was primarily attributable to a 2.5% weighted average menu price increase over last year which lowered cost of sales (as a percentage of restaurant sales) by 0.8%.

Bad Daddy’s food and packaging costs were $6,370,000 (30.8% of restaurant sales) in the two quarters ended March 28, 2017, up from $4,853,000 (32.0% of restaurant sales) in the two quarters ended March 31, 2016. The $752,000 increase was attributable to the six new restaurants opened since December 2015.   The decrease of 1.2% in food and packaging costs as a percentage of restaurant sales was due mainly to purchasing efficiencies versus last year especially the lower cost of beef purchased in North Carolina.

Payroll and Other Employee Benefit Costs. For the quarter ended March 28, 2017, payroll and other employee benefit costs increased $1,281,000 from $5,394,000 (35.6% of restaurant sales) in the quarter ended March 31, 2016 to $6,675,000 (36.9% of restaurant sales).

Good Times payroll and other employee benefit costs were $2,462,000 (35.7% of restaurant sales) in the quarter ended March 28, 2017, up from $2,283,000 (34.1% of restaurant sales) in the quarter ended March 31, 2016. The $179,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 8% in the quarter ended March 28, 2017 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and state mandated increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $4,213,000 (37.7% of restaurant sales) for the quarter ended March 28, 2017 up from $3,111,000 (36.9% of restaurant sales) in the quarter ended March 31, 2016. The $1,102,000 increase was mainly attributable to the six new restaurants opened since December 2015.  The increase of 0.9% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to a higher percentage of restaurants in Colorado than last year, which has a higher statutory minimum wage for tipped employees as compared to North Carolina.

For the two quarters ended March 28, 2017, payroll and other employee benefit costs increased $2,504,000 from $10,166,000 (35.3% of restaurant sales) in the two quarters ended March 31, 2016 to $12,670,000 (36.8% of restaurant sales).

Good Times payroll and other employee benefit costs were $4,860,000 (35.3% of restaurant sales) in the two quarters ended March 28, 2017, up from $4,582,000 (33.6% of restaurant sales) in the two quarters ended March 31, 2016. The $278,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 7% in the two quarters ended March 28, 2017 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and state mandated increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $7,810,000 (37.7% of restaurant sales) for the two quarters ended March 28, 2017 up from $5,584,000 (36.9% of restaurant sales) in the two quarters ended March 31, 2016. The $2,226,000 increase was mainly attributable to the six new restaurants opened since December 2015. The increase of 0.8% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to a higher percentage of restaurants in Colorado than last year, which has a higher statutory minimum wage for tipped employees as compared to North Carolina.

Occupancy Costs. For the quarter ended March 28, 2017, occupancy costs increased $198,000 from $1,231,000 (8.1% of restaurant sales) in the quarter ended March 31, 2016 to $1,429,000 (7.9% of restaurant sales).

Good Times occupancy costs were $716,000 (10.4% of restaurant sales) in the quarter ended March 28, 2017, up from $692,000 (10.3% of restaurant sales) in the quarter ended March 31, 2016.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy costs were $713,000 (6.4% of restaurant sales) for the quarter ended March 28, 2017 up from $539,000 (6.4% of restaurant sales) in the quarter ended March 31, 2016. The $174,000 increase was mainly attributable to the six new restaurants opened since December 2015.

For the two quarters ended March 28, 2017, occupancy costs increased $429,000 from $2,294,000 (8.0% of restaurant sales) in the two quarters ended March 31, 2016 to $2,723,000 (7.9% of restaurant sales).

Good Times occupancy costs were $1,382,000 (10.0% of restaurant sales) in the two quarters ended March 28, 2017, up from $1,349,000 (9.9% of restaurant sales) in the two quarters ended March 31, 2016.

Bad Daddy’s occupancy costs were $1,341,000 (6.5% of restaurant sales) for the two quarters ended March 28, 2017 up from $945,000 (6.2% of restaurant sales) in the two quarters ended March 31, 2016. The $396,000 increase was mainly attributable to the six new restaurants opened since December 2015.

Other Operating Costs. For the quarter ended March 28, 2017, other operating costs increased $247,000 from $1,332,000 (8.8% of restaurant sales) in the quarter ended March 31, 2016 to $1,579,000 (8.7% of restaurant sales).

Good Times other operating costs were $548,000 (8.0% of restaurant sales) in the quarter ended March 28, 2017, up from $538,000 (8.0% of restaurant sales) in the quarter ended March 31, 2016.

Bad Daddy’s other operating costs were $1,031,000 (9.2% of restaurant sales) for the quarter ended March 28, 2017 up from $794,000 (9.4% of restaurant sales) in the quarter ended March 31, 2016. The $237,000 increase was mainly attributable to the six new restaurants opened since December 2015.

For the two quarters ended March 28, 2017, other operating costs increased $524,000 from $2,583,000 (9.0% of restaurant sales) in the two quarters ended March 31, 2016 to $3,107,000 (9.0% of restaurant sales).

Good Times other operating costs were $1,153,000 (8.4% of restaurant sales) in the two quarters ended March 28, 2017, up from $1,126,000 (8.3% of restaurant sales) in the two quarters ended March 31, 2016.

Bad Daddy’s other operating costs were $1,954,000 (9.4% of restaurant sales) for the two quarters ended March 28, 2017 up from $1,457,000 (9.6% of restaurant sales) in the two quarters ended March 31, 2016. The $497,000 increase was mainly attributable to the six new restaurants opened since December 2015.

New Store Preopening Costs. In the quarter ended March 28, 2017, we incurred $567,000 of preopening costs compared to $576,000 in the quarter ended March 31, 2016.

Good Times preopening costs were $101,000 for the quarter ended March 28, 2017 compared to $0 in the quarter ended March 31, 2016. The current quarter costs are related to a new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $466,000 for the quarter ended March 28, 2017 compared to $576,000 in the quarter ended March 31, 2016. All of the preopening costs in the current and prior year periods are related to the newly-developed Bad Daddy’s restaurants in Colorado and North Carolina.

In the two quarters ended March 28, 2017, we incurred $918,000 of preopening costs compared to $1,301,000 in the two quarters ended March 31, 2016.

Good Times preopening costs were $104,000 for the two quarters ended March 28, 2017 compared to $0 in the two quarters ended March 31, 2016. The current year costs are related to a new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $814,000 for the two quarters ended March 28, 2017 compared to $1,301,000 in the two quarters ended March 31, 2016. All of the preopening costs in the current and prior year periods are related to the newly-developed Bad Daddy’s restaurants in Colorado and North Carolina.

Depreciation and Amortization Costs. For the quarter ended March 28, 2017, depreciation and amortization costs increased $154,000 from $549,000 in the quarter ended March 31, 2016 to $703,000.

Good Times depreciation costs increased $12,000 from $189,000 in the quarter ended March 31, 2016 to $201,000 in the quarter ended March 28, 2017.

Bad Daddy’s depreciation costs increased $142,000 from $360,000 in the quarter ended March 31, 2016 to $502,000 in the quarter ended March 28, 2017. The $142,000 increase was mainly attributable to the six new restaurants opened since December 2015.

For the two quarters ended March 28, 2017, depreciation and amortization costs increased $325,000 from $1,008,000 in the two quarters ended March 31, 2016 to $1,333,000.

Good Times depreciation costs increased $10,000 from $371,000 in the two quarters ended March 31, 2016 to $381,000 in the two quarters ended March 28, 2017.

Bad Daddy’s depreciation costs increased $315,000 from $637,000 in the two quarters ended March 31, 2016 to $952,000 in the two quarters ended March 28, 2017. The $315,000 increase was mainly attributable to the six new restaurants opened since December 2015.

General and Administrative Costs. For the quarter ended March 28, 2017, general and administrative costs increased $236,000 from $1,510,000 (9.9% of total revenues) in the quarter ended March 31, 2016 to $1,746,000 (9.6% of total revenue).

The $236,000 increase in general and administrative expenses in the quarter ended March 28, 2017 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $87,000
•	Increase in incentive stock compensation cost of $27,000
•	Increase in training and human resources costs of $14,000

•	Increase in professional services of $35,000
•	Increase in directors’ fees of $16,000
•	Net increases in all other expenses of $57,000

For the two quarters ended March 28, 2017, general and administrative costs increased $275,000 from $3,116,000 (10.7% of total revenues) in the two quarters ended March 31, 2016 to $3,391,000 (9.7% of total revenue).

The $275,000 increase in general and administrative expenses in the two quarters ended March 28, 2017 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $124,000
•	Increase in incentive stock compensation cost of $49,000
•	Increase in training and human resources costs of $19,000
•	Increase in directors’ fees of $24,000
•	Net increases in all other expenses of $59,000

Total general and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands, however we anticipate they will decrease as a percentage of revenue as additional restaurants are developed.

Advertising Costs. For the quarter ended March 28, 2017, advertising costs increased $79,000 from $352,000 (2.3% of restaurant sales) in the quarter ended March 31, 2016 to $431,000 (2.4% of restaurant sales).

Good Times advertising costs were $311,000 (4.5% of restaurant sales) in the quarter ended March 28, 2017 compared to $296,000 (4.4% of restaurant sales) in the quarter ended March 31, 2016.

Bad Daddy’s advertising costs were $120,000 (1.1% of restaurant sales) in the quarter ended March 28, 2017 compared to $56,000 (0.7% of restaurant sales) in the quarter ended March 31, 2016.  The $56,000 increase was mainly attributable to the six new restaurants opened since December 2015.

For the two quarters ended March 28, 2017, advertising costs increased $125,000 from $718,000 (2.5% of restaurant sales) in the two quarters ended March 31, 2016 to $843,000 (2.4% of restaurant sales).

Good Times advertising costs were $623,000 (4.5% of restaurant sales) in the two quarters ended March 28, 2017 compared to $608,000 (4.5% of restaurant sales) in the two quarters ended March 31, 2016.

Bad Daddy’s advertising costs were $220,000 (1.1% of restaurant sales) in the two quarters ended March 28, 2017 compared to $110,000 (0.7% of restaurant sales) in the two quarters ended March 31, 2016.  The $46,000 increase was mainly attributable to the six new restaurants opened since December 2015.

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

Franchise Costs. Franchise costs were $28,000 and $27,000 for the quarters ended March 28, 2017 and March 31, 2016, respectively.

Franchise costs were $52,000 and $54,000 for the two quarters ended March 28, 2017 and March 31, 2016, respectively.

The costs are primarily related to the Good Times franchised restaurants.

Gain on Restaurant Asset Disposals. For the quarter ended March 28, 2017 the gain on restaurant asset disposals was $5,000 compared to a gain of $7,000 in the quarter ended March 31, 2016.

For the two quarters ended March 28, 2017 the gain on restaurant asset disposals was $11,000 compared to a gain of $12,000 in the two quarters ended March 31, 2016.

The gain in both periods is primarily related to a deferred gain on a previous sale lease-back transaction on a Good Times restaurant.

Loss from Operations. The loss from operations was $528,000 in the quarter ended March 28, 2017 compared to a loss from operations of $431,000 in the quarter ended March 31, 2016.

The loss from operations was $1,001,000 in the two quarters ended March 28, 2017 compared to a loss from operations of $1,362,000 in the two quarters ended March 31, 2016.

The change in income from operations for the two quarters ended March 28, 2017 is due primarily to matters discussed in the "Restaurant Operating Costs" and "General and Administrative Costs" sections above.

Net Loss. The net loss was $564,000 for the quarter ended March 28, 2017 compared to a net loss of $467,000 in the quarter ended March 31, 2016.

The net loss was $1,057,000 for the two quarters ended March 28, 2017 compared to a net loss of $1,428,000 in the two quarters ended March 31, 2016.

The change from the two quarters ended March 31, 2016 to the two quarters ended March 28, 2017 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs" and "General and Administrative Costs", as well as a decrease in net interest expense of $10,000 for the two quarters ended March 28, 2017 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. For the quarter ended March 28, 2017, the income attributable to non-controlling interests was $147,000 compared to $206,000 in the quarter ended March 31, 2016. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants. $75,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $94,000 in the same prior year period. $72,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $112,000 in the same prior year period.

For the two quarters ended March 28, 2017, the income attributable to non-controlling interests was $287,000 compared to $369,000 in the two quarters ended March 31, 2016. $162,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $195,000 in the same prior year period. $125,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $174,000 in the same prior year period.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the fiscal first quarters:

	Second Quarter		Year to Date
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss, as reported	$(711)	$(673)	$(1,344)	$(1,797)
Depreciation and amortization	672	520	1,274	947
Interest expense, net	37	36	57	66
EBITDA	(2)	(117)	(13)	(784)
Preopening expense	431	576	713	1,301
Non-cash stock based compensation	205	177	404	355
GAAP rent in excess of cash rent	(11)	10	(16)	24
Non-cash disposal of asset	(4)	(7)	(11)	(12)
Adjusted EBITDA	$619	$639	$1,077	$884

Liquidity and Capital Resources

Cash and Working Capital: As of March 28, 2017, we had a working capital deficit of $272,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have two to four weeks to pay our vendors.  This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened.  We believe that with our ability to access the Cadence Bank credit facility in addition to cash flow generated from our existing restaurants, that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2017.  As of March 28, 2017, we had total commitments outstanding of $689,000 related to construction contracts for Bad Daddy’s restaurants currently under development.  We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

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

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1. As of March 28, 2017, the Company was in compliance with its covenants.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of March 28, 2017 the Company had borrowed $1,400,000 against the Cadence Credit Facility.

Capital Expenditures. Planned capital expenditures for the balance of fiscal 2017 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s restaurants and reimage and remodel costs for Good Times restaurants.

Assets Held for Sale. At December 27, 2016 we had classified $1,407,000 of assets as held for sale in the consolidated balance sheet. Those costs, along with additional expenditures in the quarter ending March 28, 2017, were related to a Good Times site in Greeley, Colorado which opened in March 2017. We finalized a sale lease-back transaction when the restaurant opened with gross proceeds of 1,927,000, $1,722,000 of which was received in the quarter ended March 27, 2017 with the balance of $205,000 to be paid out of escrow in the quarter ended June 27, 2017.

Subsequent Events. On April 28, 2017 the Company purchased the land and building of a company owned Good Times in Brighton, Colorado for $1.2 million. The Company anticipates selling the assets in a sale leaseback transaction during the third fiscal quarter of 2017.

Cash Flows. Net cash provided by operating activities was $2,187,000 for the two quarters ended March 28, 2017. The net cash provided by operating activities for the two quarters ended March 28, 2017 was the result of a net loss of $1,057,000 as well as cash and non-cash reconciling items totaling $3,244,000 (comprised of 1) depreciation and amortization of $1,423,000, 2) accretion of deferred rent of $270,000, 3) amortization of lease incentive obligations of $131,000, 4) stock-based compensation expense of $404,000, 5) an increase in receivables of $220,000, 6) an increase in deferred liabilities related to tenant allowances of $659,000, 7) an increase in accounts payable of $258,000, 8) an decrease in accrued liabilities of $715,000 and 8) a net decrease in other operating assets and liabilities of $134,000).

Net cash provided by operating activities was $1,931,000 for the two quarters ended March 31, 2016. The net cash provided by operating activities for the two quarters ended March 31, 2016 was the result of a net loss of $1,428,000 as well as cash and non-cash reconciling items totaling $3,359,000 (comprised of depreciation and amortization of $1,055,000, stock-based compensation expense of $355,000, an increase in accounts receivable of $609,000, an increase in deferred liabilities, related to tenant allowances, of $1,979,000, an increase in accrued liabilities of $807,000 and a net increase in other operating assets and liabilities of $228,000).

Net cash used in investing activities for the two quarters ended March 28, 2017 was $4,970,000 which primarily reflects the purchases of property and equipment of $6,697,000 and sale leaseback proceeds of $1,722,000. Purchases of property and equipment comprised of the following:

•	$3,547,000 in costs for the development of Bad Daddy’s locations
•	$130,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$165,000 in costs related to our existing Good Times locations, for reimaging and remodeling
•	$1,999,000 for the development of one new Good Times location
•	$709,000 for miscellaneous capital expenditures related to our Good Times restaurants
•	$147,000 for miscellaneous capital expenditures and remodeling costs related to our corporate office

Net cash used in investing activities for the two quarters ended March 31, 2016 was $6,180,000 which primarily reflects the purchases of property and equipment of $6,193,000. Purchases of property and equipment comprised of the following:

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

Net cash provided by financing activities for the two quarters ended March 28, 2017 was $1,281,000, which includes principal payments on notes payable, long term debt and capital leases of $14,000, borrowings on notes payable and long term debt of $1,400,000, contributions from non-controlling interests of $350,000 and distributions to non-controlling interests of $455,000.

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

Impact of Inflation

The total menu price increases taken at our Good Times restaurants during fiscal 2016 were approximately 2.9%, and we have taken an additional 3.0% increase in fiscal 2017.  The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2017 were 1.3%.  Commodity costs have been relatively stable in the first two fiscal quarters of 2017 compared to the same prior year period. We expect Good Times’ and Bad Daddy’s food and packaging costs to remain consistent with the first two fiscal quarters as a percentage of sales during of the remainder of fiscal 2017. However, if we experience cost pressure on our core commodities, including beef and bacon, our food and packaging costs as a percentage of sales could be higher during the remainder of fiscal 2017 than in the first two fiscal quarters.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: May 12, 2017

Boyd E. Hoback
President and Chief Executive Officer

James K. Zielke
Chief Financial Officer