Form 10-Q
period 2017-06-27
Good Times Restaurants Inc.
filed 2017-08-11
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 27, 2017

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

As of August 11, 2017, there were 12,427,280 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended June 27, 2017

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	Jun 27, 2017	Sep 27, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,084	$6,330
Receivables, net of allowance for doubtful accounts of $0	1,071	425
Prepaid expenses and other	468	349
Inventories	788	631
Notes receivable	13	58
Total current assets	6,424	7,793
PROPERTY AND EQUIPMENT:
Land and building	5,002	5,069
Leasehold improvements	19,335	14,726
Fixtures and equipment	19,456	15,316
Total property and equipment	43,793	35,111
Less accumulated depreciation and amortization	(17,569)	(15,512)
Total net property and equipment	26,224	19,599
Assets held for sale	1,221	93
OTHER ASSETS:
Notes receivable, net of current portion	49	59
Deposits and other assets	229	268
Trademarks	3,900	3,900
Other intangibles, net	67	89
Goodwill	15,150	15,076
Total other assets	19,395	19,392
TOTAL ASSETS:	$53,264	$46,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$17	$19
Accounts payable	3,301	1,918
Deferred income	26	23
Other accrued liabilities	3,022	3,162
Total current liabilities	6,366	5,122
LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	$4,144	$19
Deferred and other liabilities	5,378	3,938
Total long-term liabilities	9,522	3,957
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 6/27/17 and 09/27/2016	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,303,440 and 12,282,625 shares issued and outstanding as of 6/27/17 and 09/27/16, respectively	12	12
Capital contributed in excess of par value	58,800	58,191
Accumulated deficit	(23,716)	(22,125)
Total Good Times Restaurants Inc. stockholders' equity	35,096	36,078
Non-controlling interests	2,280	1,720
Total stockholders’ equity	37,376	37,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,264	$46,877

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands except share and per share data)

	Quarter Ended		Year to Date
	Jun 27, 2017	Jun 30, 2016	Jun 27, 2017	Jun 30, 2016
NET REVENUES:
Restaurant sales	$21,518	$17,879	$55,981	$46,676
Franchise royalties	184	187	515	546
Total net revenues	21,702	18,066	56,496	47,222
RESTAURANT OPERATING COSTS:
Food and packaging costs	6,822	5,563	17,591	14,853
Payroll and other employee benefit costs	7,546	6,064	20,216	16,230
Restaurant occupancy costs	1,484	1,309	4,207	3,603
Other restaurant operating costs	1,896	1,546	5,003	4,129
Preopening costs	819	127	1,737	1,428
Depreciation and amortization	753	584	2,086	1,592
Total restaurant operating costs	19,320	15,193	50,840	41,835
General and administrative costs	1,831	1,585	5,222	4,701
Advertising costs	514	419	1,357	1,137
Franchise costs	28	28	80	82
Gain on restaurant asset sale	(6)	(7)	(17)	(19)
INCOME (LOSS) FROM OPERATIONS	15	848	(986)	(514)
Other Income (Expenses):
Interest income (expense), net	(49)	(24)	(105)	(90)
Other income (loss)	(1)	(1)	(1)	(1)
Total other expenses, net	(50)	(25)	(106)	(91)
NET INCOME (LOSS)	$(35)	$823	$(1,092)	$(605)
Income attributable to non-controlling interests	(212)	(276)	(499)	(645)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(247)	$547	$(1,591)	$(1,250)
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss) attributable to Common Shareholders:
Basic	$(.02)	$.04	$(.13)	$(.10)
Diluted	$(.02)	$.04	$(.13)	$(.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,301,007	12,270,900	12,296,793	12,264,622
Diluted	12,301,007	12,544,001	12,296,793	12,264,622

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Fiscal Year to Date
	Jun 27, 2017	Jun 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,092)	$(605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,244	1,669
Accretion of deferred rent	422	288
Amortization of lease incentive obligation	(205)	(161)
Stock-based compensation expense	609	532
Recognition of deferred gain on sale of restaurant building	(19)	(19)
Loss on disposal of assets	2	0
Changes in operating assets and liabilities:
Change in:
Receivables and other	(646)	(554)
Inventories	(157)	(92)
Deposits and other	(124)	(192)
Change in:
Accounts payable	745	115
Deferred liabilities	1,257	1,989
Accrued and other liabilities	(161)	637
Net cash provided by operating activities	2,875	3,607
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(11,178)	(6,910)
Proceeds from sale leaseback transaction	1,927	0
Payment for the purchase of non-controlling interests	(54)	0
Proceeds from sale of assets	0	6
Payments received from franchisees and others	9	18
Net cash used in investing activities	(9,296)	(6,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	0	39
Borrowings on notes payable and long-term debt	4,100	0
Principal payments on notes payable and long-term debt	(21)	(2,567)
Net contributions (distributions) paid to non-controlling interests	96	(788)
Net cash provided by (used in) financing activities	4,175	(3,316)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,246)	(6,595)
CASH AND CASH EQUIVALENTS, beginning of period	6,330	13,809
CASH AND CASH EQUIVALENTS, end of period	$4,084	$7,214
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$55	$141
Non-cash purchase of property and equipment	$682	$555

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

Our first three fiscal quarters of 2017 consisted of 39 weeks beginning on September 28, 2016 and ending on June 27, 2017, our first three fiscal quarters of 2016 consisted of nine calendar months beginning on October 1, 2015 and ending on June 30, 2016. Our first three fiscal quarters of 2017 included one less operating day than the first three fiscal quarters of 2016.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Good Times and Bad Daddy’s brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising, we act as an agent for the franchisees with regard to these contributions.  We consolidate the Advertising Funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses.  Contributions to the Advertising Funds from our franchisees were $271,000 and $282,000 for the first three fiscal quarters of 2017 and 2016, respectively.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net income or loss.

Note 2.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 27, 2017 and September 27, 2016 (in thousands):

	Jun 27, 2017			Sep 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(52)	64	116	(34)	82
Non-compete agreements	15	(12)	3	15	(8)	7
	$131	$(64)	$67	$131	$(42)	$89
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(64)	$3,967	$4,031	$(42)	$3,989

Goodwill	$15,150	$0	$15,150	$15,076	$0	$15,076

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the three quarters ended June 27, 2017.  The aggregate amortization expense related to these intangible assets subject to amortization was $21,000 for the three quarters ended June 27, 2017.

The estimated aggregate future amortization expense as of June 27, 2017 is as follows (in thousands):

Remainder of 2017	$6
2018	19
2019	10
2020	10
2021	10
Thereafter	12
$67

Note 3.	Common Stock.

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

Our net loss for the three quarters ended June 27, 2017 and June 30, 2016 includes $609,000 and $532,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the three fiscal quarters ended June 27, 2017. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the three quarters ended June 27, 2017, the Company granted a total of 151,834 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between $3.05 and $3.15 and per-share weighted average fair values between $2.17 and $2.30.

During the three quarters ended June 30, 2016, the Company granted a total of 22,686 non-statutory stock options and a total of 65,743 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between of $4.04 and $6.23 and per-share weighted average fair values between $2.85 and $4.52.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2017 Incentive and Non-Statutory Stock Options	Fiscal 2016 Incentive and Non-Statutory Stock Options
Expected term (years)	6.5 to 7.5	6.5 to 7.5
Expected volatility	75.41% to 80.70%	79.75% to 89.08%
Risk-free interest rate	1.49% to 2.40%	1.45% to 2.07%
Expected dividends	0	0

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

The following table summarizes stock option activity for the three quarters ended June 27, 2017 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-at beginning of year	586,083	$4.99
Options granted	151,834	$3.13
Options exercised	0
Forfeited	(3,132)	$7.66
Expired	(15,217)	$19.14
Outstanding June 27, 2017	719,568	$4.29	7.1
Exercisable June 27, 2017	437,507	$4.10	5.9

As of June 27, 2017, the aggregate intrinsic value of the outstanding and exercisable options was $376,000 and $326,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of June 27, 2017, the total remaining unrecognized compensation cost related to non-vested stock options was $714,000 and is expected to be recognized over a weighted average period of approximately 1.8 years.

There were no stock options exercised during the three quarters ended June 27, 2017 and 19,531 stock options exercised during the three quarters ended June 30, 2016 with proceeds of $39,000.

Restricted Stock Grants

During the three quarters ended June 27, 2017, the Company granted a total of 103,440 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values of $3.15 and $3.20 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest between three months and three years following the grant date.

During the three quarters ended June 30, 2016, the Company granted a total of 44,755 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $4.18 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest over three years following the grant date.

A summary of the status of non-vested restricted stock as of June 27, 2017 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	180,916	$3.23 to $8.60
Granted	103,440	$3.15 to $3.20
Vested	(20,815)	$3.20 to $8.23
Non-vested shares at June 27, 2017	263,541	$3.15 to $8.60

As of June 27, 2017, there was $402,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.4 years.

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

Cadence Credit Facility

On September 8, 2016 the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  The Cadence Credit Facility will mature on September 8, 2019 and accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR.  The effective rate of interest as of June 27, 2017 was 5.08%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1. As of June 27, 2017, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility, the Company paid loan origination costs including professional fees of approximately $173,000 and will amortize these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of June 27, 2017 the Company had borrowed $4,100,000 against the Cadence Credit Facility.

BDI Note

In May 2015, in connection with the BDI purchase, the Company entered into a one-year secured promissory note bearing interest at 3.25 percent in the amount of $2,414,000. The entire note and all accrued interest was paid in full on May 6, 2016.

Note 6.	Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock grants for 983,109 and 306,596 shares of common stock were not included in computing diluted EPS for the quarters ending June 27, 2017 and June 30, 2016, respectively, because their effects were anti-dilutive. Options and restricted stock grants for 983,109 and 760,564 shares of common stock were not included in computing diluted EPS for the three quarters ended June 27, 2017 and June 30, 2016, respectively, because their effects were anti-dilutive.

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

Given the results of our impairment analysis at June 27, 2017, there are no restaurants which are impaired.

Trademarks. Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of June 27, 2017 and June 30, 2016.

Goodwill. The Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise including, but not limited to, a significant decline in cash flows from store operations. Such tests could result in impairment charges. As of June 27, 2017, the Company had $96,000 of goodwill related to the purchase of a Good Times franchise operation on December 31, 2012, $14,980,000 of goodwill related to the acquisition of BDI on May 7, 2015 and $74,000 of goodwill related to the buyout in May 2017 of a non-controlling interest in one Bad Daddy’s restaurant in North Carolina.  There was no impairment required to the goodwill as of June 27, 2017 and June 30, 2016.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the three quarters ended June 27, 2017 and June 30, 2016.  These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the three quarters ended June 27, 2017 and June 30, 2016 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2013 through 2016. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 27, 2017.

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

The following table summarizes the activity in non-controlling interests during the three quarters ended June 27, 2017 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 27, 2016	$356	$1,364	$1,720
Income	$266	$233	$499
Contributions	$0	$834	$834
Distributions/buy out	$(208)	$(565)	$(773)
Balance at June 27, 2017	$414	$1,866	$2,280

Prior to the acquisition of BDI our non-controlling interest consisted of one joint venture partnership involving Good Times restaurants. As part of the acquisition of BDI additional non-controlling interests were acquired in three joint venture entities. Two additional joint venture entities were established, one in fiscal 2016 to fund the construction and operate a Bad Daddy’s in North Carolina that opened in January 2017, and one in fiscal 2017 to fund the construction and operate a Bad Daddy’s in North Carolina that opened in May 2017.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Three Quarters Ended
	Jun 2017	Jun 2016	Jun 2017	Jun 2016
Revenues
Good Times	$8,634	$7,806	$22,550	$21,631
Bad Daddy’s	13,068	10,260	33,946	25,591
	$21,702	$18,066	$56,496	$47,222
Income (Loss) from operations
Good Times	$421	$479	$82	$432
Bad Daddy’s	(244)	513	(540)	(514)
Corporate	(162)	(144)	(528)	(432)
	$15	$848	$(986)	$(514)
Capital expenditures
Good Times	$1,677	$160	$4,560	$852
Bad Daddy’s	2,737	546	6,404	5,967
Corporate	67	11	214	91
	$4,481	$717	$11,178	$6,910

	Jun 27, 2017	Sep 27, 2016
Property and equipment, net
Good Times	$7,387	$5,268
Bad Daddy’s	19,610	14,174
Corporate	448	157
	$27,445	$19,599

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Growth Strategies and Outlook.

We believe there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands.  The following sets for the key elements of our growth strategy:

•	Pursue disciplined growth of company-owned and joint venture Bad Daddy’s restaurants
•	Remodel/refresh our Good Times restaurants
•	Expand the number of Good Times locations
•	Increase same-store sales in both brands
•	Leverage our infrastructure

Restaurant locations.

As of June 27, 2017 we operate or franchise a total of thirty-eight Good Times restaurants, of which thirty-six are in Colorado.  Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.  In February 2016 one Good Times franchisee in Denver, Colorado closed its operations due to the expiration of its lease. Additionally, we operate, license or franchise a total of twenty-three Bad Daddy’s Burger Bar locations, of which twelve are in Colorado, ten are in North Carolina and one is in South Carolina.  One of the North Carolina locations, at the Charlotte Douglas International Airport, is operated pursuant to a License Agreement. The South Carolina location is franchised. In February 2017 one Bad Daddy’s franchisee in Knoxville, Tennessee closed its operations.

The following table presents the number of restaurants opened at the end of the fiscal quarters ended June 27, 2017 and June 30, 2016.

	Company-Owned/Co-Developed/Joint Venture
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2017	2016	2017	2016	2017	2016
Colorado	28	27	12	7	40	34
North Carolina	0	0	9	7	9	7
Total:	28	27	21	14	49	41

	Franchise/License
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2017	2016	2017	2016	2017	2016
Colorado	8	8	0	0	8	8
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Tennessee	0	0	0	1	0	1
Wyoming	2	2	0	0	2	2
Total:	10	10	2	3	12	13

We opened company-owned Bad Daddy’s restaurants in Littleton, Colorado (January 2016), Longmont, Colorado (February 2016), Colorado Springs, Colorado (April 2016), Fort Collins, Colorado (September 2016), Broomfield, Colorado (December 2016), Johnstown, Colorado (April 2017) and Arvada, Colorado (June 2017). We opened one joint ventured Bad Daddy’s restaurant in Fayetteville, North Carolina in January 2017 and one joint ventured Bad Daddy’s restaurant in Raleigh, North Carolina in May 2017. In March 2017, we opened a company-owned Good Times restaurant in Greeley, Colorado.

Results of Operations

The following presents certain historical financial information of our operations.  This financial information includes results for our first three fiscal quarters ended June 27, 2017 and June 30, 2016.

Net Revenues. Net revenues for the quarter ended June 27, 2017 increased $3,636,000 or 20.1% to $21,702,000 from $18,066,000 for the quarter ended June 30, 2016.  Bad Daddy’s concept revenues increased $2,808,000 while our Good Times concept revenues increased $828,000.  Most of the Bad Daddy’s increase was attributable to the eight new restaurants opened since December 2015. We opened a new company-owned Good Times in March, 2017, which contributed $579,000 to the Good Times concept sales for the quarter.

Good Times same store restaurant sales increased 3.7% during the quarter ended June 27, 2017 for the restaurants that were open for the full quarters ending June 27, 2017 and June 30, 2016. Restaurants are included in same store sales after they have been open a full fifteen months.

Good Times franchise revenues for the quarter ended June 27, 2017 were $88,000 compared to $92,000 for the quarter ended June 30, 2016. Good Times franchise same store restaurant sales decreased 4.3% during the quarter ended June 27, 2017 for the franchise restaurants that were open for the full quarters ending June 27, 2017 and June 30, 2016. Dual branded franchise same store restaurant sales decreased 5% during the quarter ended June 27, 2017, compared to the same prior year quarter.

Bad Daddy’s restaurant sales for the quarter ended June 27, 2017 increased $2,808,000 to $12,972,000 from $10,164,000 for the quarter ended June 30, 2016.  Bad Daddy’s same store restaurant sales increased 0.1% during the quarter ended June 27, 2017 compared to the comparable period in the prior year. Excluding the Cherry Creek location which continues to be severely impacted by construction in the surrounding area, Bad Daddy’s same store sales increased 1.0% for the quarter. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.  There were eleven restaurants included in the same store sales at the end of the quarter.

Bad Daddy’s franchise revenues were $96,000 in both quarters ended June 27, 2017 and June 30, 2016.

Net revenues for the first three fiscal quarters ended June 27, 2017 increased $9,274,000 or 19.6% to $56,496,000 from $47,222,000 for the first three fiscal quarters ended June 30, 2016.  Bad Daddy’s concept revenues increased $8,355,000 while our Good Times concept revenues increased $919,000.  Most of the Bad Daddy’s increase was attributable to the eight new restaurants opened since December 2015. We opened a new company-owned Good Times in March, 2017, which contributed $739,000 to the Good Times concept sales for the three quarters.

Good Times same store restaurant sales decreased 1.2% during the three quarters ended June 27, 2017 for the restaurants that were open for the full three quarters ending June 27, 2017 and June 30, 2016. Restaurants are included in same store sales after they have been open a full fifteen months. Three restaurants were excluded from same store sales for a portion of the period as they were closed for remodeling in the prior year.

Good Times franchise revenues for the three quarters ended June 27, 2017 were $515,000 compared to $546,000 for the three quarters ended June 30, 2016. Good Times franchise same store restaurant sales decreased 4.6% during the three quarters ended June 27, 2017 for the franchise restaurants that were open for the full three quarters ending June 27, 2017 and June 30, 2016. Dual branded franchise same store restaurant sales decreased 8.7% during the three quarters ended June 27, 2017, compared to the same prior year quarters.

Bad Daddy’s restaurant sales for the three quarters ended June 27, 2017 increased $8,356,000 to $33,671,000 from $25,315,000 for the three quarters ended June 30, 2016.  Bad Daddy’s same store restaurant sales increased 1.7% during the three quarters ended June 27, 2017 compared to the comparable period in the prior year.  Excluding the Cherry Creek location which continues to be severely impacted by construction in the surrounding area, Bad Daddy’s same store sales increased 2.4% for the three quarters. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.  There were eleven restaurants included in the same store sales at the end of the quarter.

Bad Daddy’s franchise revenues were $276,000 and $277,000 for the three quarters ended June 27, 2017 and June 30, 2016, respectively.

Restaurant Operating Costs

Food and Packaging Costs. For the quarter ended June 27, 2017, food and packaging costs increased $1,259,000 from $5,563,000 (31.1% of restaurant sales) in the quarter ended June 30, 2016 to $6,822,000 (31.7% of restaurant sales).

Good Times food and packaging costs were $2,792,000 (32.7% of restaurant sales) in the quarter ended June 27, 2017, up from $2,480,000 (32.1% of restaurant sales) in the quarter ended June 30, 2016.

Bad Daddy’s food and packaging costs were $4,030,000 (31.1% of restaurant sales) in the quarter ended June 27, 2017, up from $3,083,000 (30.3% of restaurant sales) in the quarter ended June 30, 2016. The $947,000 increase was primarily attributable to the eight new restaurants opened since December 2015 plus increased commodity costs, especially in beef and bacon, compared to last year.

For the three quarters ended June 27, 2017, food and packaging costs increased $2,738,000 from $14,853,000 (31.8% of restaurant sales) in the three quarters ended June 30, 2016 to $17,591,000 (31.4% of restaurant sales).

Good Times food and packaging costs were $7,191,000 (32.2% of restaurant sales) in the three quarters ended June 27, 2017, up from $6,917,000 (32.4% of restaurant sales) in the three quarters ended June 30, 2016.  The decrease of 0.2% in costs as a percentage of restaurant sales was primarily attributable to a 2.7% weighted average menu price increase over last year which lowered cost of sales (as a percentage of restaurant sales) by 0.8% offset by higher commodity costs and a slight menu mix shift.

Bad Daddy’s food and packaging costs were $10,400,000 (30.9% of restaurant sales) in the three quarters ended June 27, 2017, up from $7,936,000 (31.4% of restaurant sales) in the three quarters ended June 30, 2016. The $2,464,000 increase was attributable to the eight new restaurants opened since December 2015.  The decrease of 0.5% in food and packaging costs as a percentage of restaurant sales was due mainly to purchasing efficiencies in the first two quarters versus last year offset by higher commodity costs, primarily in beef and bacon, in the most recent quarter versus last year.

Payroll and Other Employee Benefit Costs. For the quarter ended June 27, 2017, payroll and other employee benefit costs increased $1,482,000 from $6,064,000 (33.9% of restaurant sales) in the quarter ended June 30, 2016 to $7,546,000 (35.1% of restaurant sales).

Good Times payroll and other employee benefit costs were $2,845,000 (33.3% of restaurant sales) in the quarter ended June 27, 2017, up from $2,443,000 (31.7% of restaurant sales) in the quarter ended June 30, 2016. $200,000 of the $402,000 increase in payroll and other employee benefit expenses was attributable to the new Good Times restaurant that opened in March, 2017. The remaining $202,000 of the increase is primarily due to an increase in the average wage paid to our employees, which increased approximately 8.0% in the quarter ended June 27, 2017 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and state mandated increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $4,701,000 (36.2% of restaurant sales) for the quarter ended June 27, 2017 up from $3,621,000 (35.6% of restaurant sales) in the quarter ended June 30, 2016. The $1,080,000 increase was mainly attributable to the eight new restaurants opened since December 2015.  The increase of 0.6% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to a higher percentage of restaurants in Colorado than last year, which has a higher statutory minimum wage for tipped employees as compared to North Carolina.

For the three quarters ended June 27, 2017, payroll and other employee benefit costs increased $3,986,000 from $16,230,000 (34.8% of restaurant sales) in the three quarters ended June 30, 2016 to $20,216,000 (36.1% of restaurant sales).

Good Times payroll and other employee benefit costs were $7,706,000 (34.5% of restaurant sales) in the three quarters ended June 27, 2017, up from $7,026,000 (32.9% of restaurant sales) in the three quarters ended June 30, 2016. $233,000 of the $680,000 increase in payroll and other employee benefit expenses was attributable to the new Good Times restaurant that opened in March, 2017. The remaining $447,000 increase is primarily due to an increase in the average wage paid to our employees, which increased approximately 8.1% in the three quarters ended June 27, 2017 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and state mandated increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $12,510,000 (37.2% of restaurant sales) for the three quarters ended June 27, 2017 up from $9,204,000 (36.4% of restaurant sales) in the three quarters ended June 30, 2016. The $3,306,000 increase was mainly attributable to the eight new restaurants opened since December 2015. The increase of 0.8% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to a higher percentage of restaurants in Colorado than last year, which has a higher statutory minimum wage for tipped employees as compared to North Carolina.

Occupancy Costs. For the quarter ended June 27, 2017, occupancy costs increased $175,000 from $1,309,000 (7.3% of restaurant sales) in the quarter ended June 30, 2016 to $1,484,000 (6.9% of restaurant sales).

Good Times occupancy costs were $693,000 (8.1% of restaurant sales) in the quarter ended June 27, 2017, up from $676,000 (8.8% of restaurant sales) in the quarter ended June 30, 2016. The increase was primarily attributable to the new Good Times restaurant that opened in March, 2017.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy costs were $791,000 (6.1% of restaurant sales) for the quarter ended June 27, 2017 up from $633,000 (6.2% of restaurant sales) in the quarter ended June 30, 2016. The $158,000 increase was mainly attributable to the eight new restaurants opened since December 2015.

For the three quarters ended June 27, 2017, occupancy costs increased $604,000 from $3,603,000 (7.7% of restaurant sales) in the three quarters ended June 30, 2016 to $4,207,000 (7.5% of restaurant sales).

Good Times occupancy costs were $2,075,000 (9.3% of restaurant sales) in the three quarters ended June 27, 2017, up from $2,025,000 (9.5% of restaurant sales) in the three quarters ended June 30, 2016. The increase was primarily attributable to the new Good Times restaurant that opened in March, 2017.

Bad Daddy’s occupancy costs were $2,132,000 (6.3% of restaurant sales) for the three quarters ended June 27, 2017 up from $1,578,000 (6.2% of restaurant sales) in the three quarters ended June 30, 2016. The $554,000 increase was mainly attributable to the eight new restaurants opened since December 2015.

Other Operating Costs. For the quarter ended June 27, 2017, other operating costs increased $350,000 from $1,546,000 (8.6% of restaurant sales) in the quarter ended June 30, 2016 to $1,896,000 (8.8% of restaurant sales).

Good Times other operating costs were $680,000 (8.0% of restaurant sales) in the quarter ended June 27, 2017, up from $608,000 (7.9% of restaurant sales) in the quarter ended June 30, 2016.

Bad Daddy’s other operating costs were $1,216,000 (9.4% of restaurant sales) for the quarter ended June 27, 2017 up from $938,000 (9.2% of restaurant sales) in the quarter ended June 30, 2016. The $278,000 increase was mainly attributable to the eight new restaurants opened since December 2015.

For the three quarters ended June 27, 2017, other operating costs increased $874,000 from $4,129,000 (8.8% of restaurant sales) in the three quarters ended June 30, 2016 to $5,003,000 (8.9% of restaurant sales).

Good Times other operating costs were $1,833,000 (8.2% of restaurant sales) in the three quarters ended June 27, 2017, up from $1,734,000 (8.1% of restaurant sales) in the three quarters ended June 30, 2016.

Bad Daddy’s other operating costs were $3,170,000 (9.4% of restaurant sales) for the three quarters ended June 27, 2017 up from $2,395,000 (9.5% of restaurant sales) in the three quarters ended June 30, 2016. The $775,000 increase was mainly attributable to the eight new restaurants opened since December 2015.

New Store Preopening Costs. In the quarter ended June 27, 2017, we incurred $819,000 of preopening costs compared to $127,000 in the quarter ended June 30, 2016.

Good Times preopening costs were $46,000 for the quarter ended June 27, 2017 compared to $0 in the quarter ended June 30, 2016. The current quarter costs are related to a new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $773,000 for the quarter ended June 27, 2017 compared to $127,000 in the quarter ended June 30, 2016. All of the preopening costs in the current and prior year periods are related to the newly-developed Bad Daddy’s restaurants in Colorado, Oklahoma and North Carolina.

In the three quarters ended June 27, 2017, we incurred $1,737,000 of preopening costs compared to $1,428,000 in the three quarters ended June 30, 2016.

Good Times preopening costs were $150,000 for the three quarters ended June 27, 2017 compared to $0 in the three quarters ended June 30, 2016. The current year costs are related to a new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $1,587,000 for the three quarters ended June 27, 2017 compared to $1,428,000 in the three quarters ended June 30, 2016. All of the preopening costs in the current and prior year periods are related to the newly-developed Bad Daddy’s restaurants in Colorado, Oklahoma and North Carolina.

Depreciation and Amortization Costs. For the quarter ended June 27, 2017, depreciation and amortization costs increased $169,000 from $584,000 in the quarter ended June 30, 2016 to $753,000.

Good Times depreciation costs increased $29,000 from $188,000 in the quarter ended June 30, 2016 to $217,000 in the quarter ended June 27, 2017.

Bad Daddy’s depreciation costs increased $140,000 from $396,000 in the quarter ended June 30, 2016 to $536,000 in the quarter ended June 27, 2017. The $140,000 increase was mainly attributable to the eight new restaurants opened since December 2015.

For the three quarters ended June 27, 2017, depreciation and amortization costs increased $494,000 from $1,592,000 in the three quarters ended June 30, 2016 to $2,086,000.

Good Times depreciation costs increased $39,000 from $559,000 in the three quarters ended June 30, 2016 to $598,000 in the three quarters ended June 27, 2017.

Bad Daddy’s depreciation costs increased $455,000 from $1,033,000 in the three quarters ended June 30, 2016 to $1,488,000 in the three quarters ended June 27, 2017. The $455,000 increase was mainly attributable to the eight new restaurants opened since December 2015.

General and Administrative Costs. For the quarter ended June 27, 2017, general and administrative costs increased $246,000 from $1,585,000 (8.8% of total revenues) in the quarter ended June 30, 2016 to $1,831,000 (8.4% of total revenue).

The $246,000 increase in general and administrative expenses in the quarter ended June 27, 2017 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $110,000
•	Increase in incentive stock compensation cost of $28,000
•	Increase in franchise taxes of $41,000
•	Net increases in all other expenses of $67,000

For the three quarters ended June 27, 2017, general and administrative costs increased $521,000 from $4,701,000 (10.1% of total revenues) in the three quarters ended June 30, 2016 to $5,222,000 (9.2% of total revenue).

The $521,000 increase in general and administrative expenses in the three quarters ended June 27, 2017 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $235,000
•	Increase in incentive stock compensation cost of $77,000
•	Increase in franchise taxes of $46,000
•	Increase in training and human resources costs of $17,000
•	Increase in directors’ fees of $29,000
•	Net increases in all other expenses of $117,000

Total general and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands, however we anticipate they will decrease as a percentage of revenue as additional restaurants are developed.

Advertising Costs. For the quarter ended June 27, 2017, advertising costs increased $95,000 from $419,000 (2.3% of restaurant sales) in the quarter ended June 30, 2016 to $514,000 (2.4% of restaurant sales).

Good Times advertising costs were $382,000 (4.5% of restaurant sales) in the quarter ended June 27, 2017 compared to $343,000 (4.4% of restaurant sales) in the quarter ended June 30, 2016.

Bad Daddy’s advertising costs were $132,000 (1.0% of restaurant sales) in the quarter ended June 27, 2017 compared to $76,000 (0.7% of restaurant sales) in the quarter ended June 30, 2016.  The $56,000 increase was mainly attributable to the new restaurants opened since December 2015.

For the three quarters ended June 27, 2017, advertising costs increased $220,000 from $1,137,000 (2.4% of restaurant sales) in the three quarters ended June 30, 2016 to $1,357,000 (2.4% of restaurant sales).

Good Times advertising costs were $1,004,000 (4.5% of restaurant sales) in the three quarters ended June 27, 2017 compared to $951,000 (4.5% of restaurant sales) in the three quarters ended June 30, 2016.

Bad Daddy’s advertising costs were $353,000 (1.0% of restaurant sales) in the three quarters ended June 27, 2017 compared to $186,000 (0.7% of restaurant sales) in the three quarters ended June 30, 2016.  The $167,000 increase was mainly attributable to the new restaurants opened since December 2015.

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

Franchise Costs. Franchise costs were $28,000 for both the quarters ended June 27, 2017 and June 30, 2016.

Franchise costs were $80,000 and $82,000 for the three quarters ended June 27, 2017 and June 30, 2016, respectively.

The costs are primarily related to the Good Times franchised restaurants.

Gain on Restaurant Asset Disposals. For the quarter ended June 27, 2017 the gain on restaurant asset disposals was $6,000 compared to a gain of $7,000 in the quarter ended June 30, 2016.

For the three quarters ended June 27, 2017 the gain on restaurant asset disposals was $17,000 compared to a gain of $19,000 in the three quarters ended June 30, 2016.

The gain in both periods is primarily related to a deferred gain on a previous sale lease-back transaction on a Good Times restaurant.

Loss from Operations. The income from operations was $15,000 in the quarter ended June 27, 2017 compared to income from operations of $848,000 in the quarter ended June 30, 2016.

The loss from operations was $986,000 in the three quarters ended June 27, 2017 compared to a loss from operations of $514,000 in the three quarters ended June 30, 2016.

The change in income from operations for the three quarters ended June 27, 2017 is due primarily to matters discussed in the "Net Revenues”, “Restaurant Operating Costs" and "General and Administrative Costs" sections above.

Net Loss. The net loss was $35,000 for the quarter ended June 27, 2017 compared to net income of $823,000 in the quarter ended June 30, 2016.

The net loss was $1,092,000 for the three quarters ended June 27, 2017 compared to a net loss of $605,000 in the three quarters ended June 30, 2016.

The change from the three quarters ended June 30, 2016 to the three quarters ended June 27, 2017 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs" and "General and Administrative Costs", as well as a decrease in net interest expense of $15,000 for the three quarters ended June 27, 2017 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. For the quarter ended June 27, 2017, the income attributable to non-controlling interests was $212,000 compared to $276,000 in the quarter ended June 30, 2016. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants. $104,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $124,000 in the same prior year period. $108,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $152,000 in the same prior year period.

For the three quarters ended June 27, 2017, the income attributable to non-controlling interests was $499,000 compared to $645,000 in the three quarters ended June 30, 2016. $266,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $319,000 in the same prior year period. $233,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $326,000 in the same prior year period.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the fiscal first quarters:

	Third Quarter		Year to Date
	2017	2016	2017	2016
Adjusted EBITDA:
Net loss, as reported	$(247)	$547	$(1,591)	$(1,250)
Depreciation and amortization	727	558	2,001	1,506
Interest expense, net	50	24	108	90
EBITDA	530	1,129	518	346
Preopening expense	685	127	1,400	1,428
Non-cash stock based compensation	205	177	609	532
GAAP rent in excess of cash rent	(18)	6	(34)	30
Non-cash disposal of asset	(6)	(7)	(17)	(19)
Adjusted EBITDA	$1,396	$1,432	$2,476	$2,317

Liquidity and Capital Resources

Cash and Working Capital: As of June 27, 2017, we had a working capital excess of $58,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have two to four weeks to pay our vendors.  This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened.  We believe that with our ability to access the Cadence Bank credit facility in addition to cash flow generated from our existing restaurants, that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2017.  As of June 27, 2017, we had total commitments outstanding of $689,000 related to construction contracts for Bad Daddy’s restaurants currently under development.  We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

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

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1. As of June 27, 2017, the Company was in compliance with its covenants.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of June 27, 2017 the Company had borrowed $4,100,000 against the Cadence Credit Facility.

Capital Expenditures. Planned capital expenditures for the balance of fiscal 2017 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s restaurants and reimage and remodel costs for Good Times restaurants.

Assets Held for Sale. On April 28, 2017 the Company purchased the land and building of a company owned Good Times in Brighton, Colorado for $1,179,000. These assets are classified as assets held for sale at June 27, 2017 in the accompanying consolidated balance sheet. The Company intends to sell the assets in a sale leaseback transaction during the fourth fiscal quarter of 2017.

At December 27, 2016 we had classified $1,407,000 of assets as held for sale in the consolidated balance sheet. Those costs, along with additional expenditures in the quarter ending June 27, 2017, were related to a Good Times site in Greeley, Colorado which opened in March 2017. We finalized a sale lease-back transaction when the restaurant opened with gross proceeds of $1,927,000, $1,722,000 of which was received in the quarter ended March 27, 2017 with the balance of $205,000 received in the quarter ended June 27, 2017.

Cash Flows. Net cash provided by operating activities was $2,876,000 for the three quarters ended June 27, 2017. The net cash provided by operating activities for the three quarters ended June 27, 2017 was the result of a net loss of $1,092,000 as well as cash and non-cash reconciling items totaling $3,968,000 (comprised of 1) depreciation and amortization of $2,244,000, 2) accretion of deferred rent of $422,000, 3) amortization of lease incentive obligations of $205,000, 4) stock-based compensation expense of $609,000, 5) an increase in receivables of $428,000, 6) an increase in deferred liabilities related to tenant allowances of $1,040,000, 7) an increase in accounts payable of $745,000, 8) a decrease in accrued liabilities of $161,000 and 8) a net decrease in other operating assets and liabilities of $298,000).

Net cash provided by operating activities was $3,607,000 for the three quarters ended June 30, 2016. The net cash provided by operating activities for the three quarters ended June 30, 2016 was the result of a net loss of $605,000 as well as cash and non-cash reconciling items totaling $4,212,000 (comprised of depreciation and amortization of $1,669,000, stock-based compensation expense of $532,000, an increase in accounts receivable of $554,000, an increase in deferred liabilities related to tenant allowances of $1,989,000, an increase in accrued liabilities of $637,000 and a net increase in other operating assets and liabilities of $61,000).

Net cash used in investing activities for the three quarters ended June 27, 2017 was $9,296,000 which primarily reflects the purchases of property and equipment of $11,178,000 and sale leaseback proceeds of $1,927,000. Purchases of property and equipment comprised of the following:

•	$6,109,000 in costs for the development of Bad Daddy’s locations
•	$295,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$167,000 in costs related to our existing Good Times locations, for reimaging and remodeling
•	$2,278,000 for the development of one new Good Times location
•	$1,179,000 for the purchase of the land and building underlying an existing Good Times location
•	$936,000 for miscellaneous capital expenditures related to our Good Times restaurants
•	$214,000 for miscellaneous capital expenditures and remodeling costs related to our corporate office

Net cash used in investing activities for the three quarters ended June 30, 2016 was $6,886,000 which primarily reflects the purchases of property and equipment of $6,910,000. Purchases of property and equipment comprised of the following:

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

Net cash provided by financing activities for the three quarters ended June 27, 2017 was $4,175,000, which includes principal payments on notes payable, long term debt and capital leases of $21,000, borrowings on notes payable and long term debt of $4,100,000, contributions from non-controlling interests of $834,000 and distributions to non-controlling interests of $738,000.

Net cash used in financing activities for the three quarters ended June 30, 2016 was $3,316,000, which includes principal payments on notes payable, long term debt and capital leases of $2,567,000, proceeds from the sale of stock options of $39,000 and distributions to non-controlling interests of $788,000.

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

Impact of Inflation

The total menu price increases taken at our Good Times restaurants during fiscal 2016 were approximately 2.9%, and we have taken an additional 3.0% increase in fiscal 2017.  The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2017 have been 1.3%.  Commodity costs were relatively stable in the first two fiscal quarters of 2017 but have increased during the fiscal third quarter compared to the same prior year periods. We expect commodity costs, especially beef and bacon, to increase in the fourth fiscal quarter as compared to the third fiscal quarter.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 27, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 11, 2017

Boyd E. Hoback
President and Chief Executive Officer

James K. Zielke
Chief Financial Officer