Form 10-K
period 2017-09-26
Good Times Restaurants Inc.
filed 2017-12-22
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☑

As of March 28, 2017 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 11,469,084 shares of common stock held by non-affiliates of the registrant was $35,554,160.

As of December 18, 2017, the registrant had 12,467,240 shares of common stock outstanding.

PART I

ITEM 1.	BUSINESS

Our Company

Good Times Restaurants Inc., a Nevada corporation formed on October 6, 1996, operates and franchises Good Times Burgers & Frozen Custard (“GTBFC” or “Good Times”) restaurants and Bad Daddy’s Burger Bar restaurants (“BDBB” or “Bad Daddy’s”).  Good Times Burgers & Frozen Custard and Bad Daddy’s Burger Bar are two distinctly different, yet complementary, restaurant concepts. Each is positioned as a high-quality brand within its respective segment of the industry.  Good Times is positioned at the upper end of the quick service restaurant segment and Bad Daddy’s is positioned at the upper end of the full service casual theme segment.

Through our subsidiaries, as of December 18, 2017, we own, operate, franchise, or license a total of 26 BDBB restaurants in four different states.  We own and operate twelve BDBB restaurants in Colorado, one BDBB restaurant in Oklahoma, and five BDBB restaurants in Charlotte, NC.  We own and operate six other BDBB restaurants elsewhere in North Carolina; of these restaurants we own 51% of one and 52% of two, BDBB restaurants in Raleigh, NC, own 50% of one BDBB restaurant in Fayetteville, NC, 51% of one BDBB restaurant in Greenville, NC and own 23% in one BDBB restaurant in Winston Salem, NC.   We license the Bad Daddy’s brand to the BDBB restaurant located in the Charlotte Douglas International Airport which is owned and operated by a third- party licensee.  One Bad Daddy’s in Greenville, SC is operated by a third-party franchisee in Greenville, SC.  We currently own and operate or franchise 38 total Good Times restaurants.

The terms “we,” “us,” “our,” the “Company,” “Good Times” and similar terms refer to Good Times Restaurants Inc., a Nevada corporation, and its wholly-owned consolidated subsidiaries, including Bad Daddy’s Franchise Development, LLC, Bad Daddy’s International, LLC, Good Times Drive-Thru Inc. (“Drive Thru”) and BD of Colorado, LLC. Unless otherwise indicated or the context otherwise requires, financial and operating data in this 10-K report reflect the consolidated business and operations of Good Times Restaurants Inc. and its subsidiaries.

Fiscal 2017 Financial & Brand Highlights

•	The Good Times brand has had seven consecutive years of same store sales growth.

•
The Good Times brand had a 2.1% increase in same store sales for the fiscal year ended September 26, 2017 (“fiscal 2017”) in addition to the increase in same store sales for the fiscal year ended September 27, 2016 (“fiscal 2016”) of 0.3%.

•	The Bad Daddy’s brand had a 1.6% increase in same store sales for fiscal 2017.

•	We ended fiscal 2017 with $4.3 million in cash and a $5.4 million balance in notes payable.

•	We expanded our credit facility with Cadence Bank from $9,000,000 to $12,000,000 of which $5,300,000 had been drawn down at the end of fiscal 2017.

•
Our net revenues for fiscal 2017 increased by $14,641,000 (+22.7%.) to $79,080,000 from $64,439,000 in fiscal year 2016, primarily due to six new Bad Daddy’s locations opened during fiscal 2017 and a full year of operations for units opened during the prior fiscal year.

•
We continued our Good Times television campaign in fiscal 2017 to introduce our West Coast Double and Combo at introductory price points of $3 and $5 along with completing the remodel of our central cook line that provides a hotter, cheesier burger.

•	We opened one new Good Times restaurant in fiscal 2017.

•	We opened six Bad Daddy’s restaurants in fiscal 2017. We opened two Bad Daddy’s in the first two weeks of fiscal 2018 and plan to open seven additional Bad Daddy’s during the fiscal year.

Recent Developments

In September 2016, we entered into a $9,000,000 senior debt revolving line of credit with Cadence Bank to provide the necessary capital to fund future Bad Daddy’s and Good Times locations as well as fund the continued remodel of existing Good Times locations and recurring capital expenditures.  In September 2017, we entered into an amendment to the senior debt revolving line of credit with Cadence Bank to increase the borrowing capacity to a total of $12,000,000.

In October 2017, subsequent to the end of the 2017 fiscal year, we closed on a sale-leaseback transaction related to our Good Times Restaurant in Brighton, CO resulting in approximately $1,390,000 of net cash proceeds.

Concepts

Good Times Burgers & Frozen Custard

Good Times is an upscale, quick service restaurant concept offering fresh, 100% all-natural, hand crafted products.  We operate 28 Good Times restaurants, and franchise a additional 10, located primarily in the Denver market and along the front range of Colorado.  We believe Good Times is the only quick service chain in our region, and one of a very few in the country, that offers a menu of fresh all-natural Angus beef and all-natural chicken from animals that are humanely raised and vegetarian fed without the use of added hormones, steroids, or antibiotics. In addition to our all-natural platform, we offer fresh, unique taste profiles such as Hatch Valley New Mexico green chile breakfast burritos, frozen custard made fresh every few hours in each restaurant, Wild Fries with Wild Dippin Sauce and hand-breaded chicken tenders.

We compete primarily on the quality of our products and we believe that our menu items are consistent with the quality found at fast casual restaurants, but served at close to the speed of quick service restaurants.  Our brand positioning is based on “Taking a Better Food Stand” supported by the marketing headline “Happiness Made to Order” with three primary brand pillars of Innovation, Quality, and Connectedness.  Within Innovation, we strive to create products and flavor profiles available only at Good Times and that challenge traditional quick service restaurant norms.  We communicate Quality throughout our menu, from our made-to-order items to our fresh, all-natural, handcrafted attributes.  We strive for Connectedness with our customers based on strong emotional ties to our brand through social media, appealing to an outdoor and active lifestyle, promoting high quality ingredients, by building an irreverent yet approachable brand personality and through community support and involvement.

Our average per person check is approximately $7.00, which we believe is lower than the average check at fast casual hamburger concepts such as Habit Burger, Five Guys, and Smashburger, but higher than the typical quick service restaurant average check.  We do not offer a low-priced value menu like most national and multi-regional quick service chains, choosing to define our value proposition based on a range of price choices within each of our menu categories and the quality of our food.

The success of our strategy is evident in our strong same-store sales growth (sales growth over the prior year period at restaurants open more than 15 months, also referred to as comparable sales).  Based on information from industry analysts and third-party publications, our growth in comparable restaurant sales has outperformed the quick service restaurant industry average over the last seven years.  Fiscal 2017’s comparable sales growth of 2.1% followed comparable sales growth of 0.3% in fiscal 2016, 0.9% in fiscal 2015, 14.6% in 2014 and 11.9% growth in 2013.

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar operates in the emerging “small box” better burger casual dining segment and is an upscale, chef driven, full service, full bar concept.

The menu consists of items made according to chef-driven recipes and with high quality ingredients that we believe have broad consumer appeal, yet are very distinctive within the upscale, casual dining segment.  The menu is comprised of signature burgers, salads, sandwiches, and appetizers executed in unique flavor profiles.  Regular “chef specials” are offered in each menu category that highlight unique flavor profiles whenever possible.  Housemade sauces and dressings, a brioche bun, non-beef alternatives including buffalo, tuna, turkey and chicken and Create Your Own Burgers and Salads all help to differentiate Bad Daddy’s from other restaurants.  The food menu is complemented by a full bar that focuses on local, craft microbrew beers and specialty cocktails.  Alcoholic beverages account for approximately 15-20% of sales in our Bad Daddy’s restaurants.  The quality positioning generates an average per person check of over $17, slightly above traditional bar and grill competitors such as Chili’s and Red Robin.  The lunch daypart represents approximately 40% and the dinner daypart represents approximately 60% of restaurant sales, with restaurants opening daily at 11 am and closing generally between 10 pm and 11 pm, with restaurants open slightly later on weekends, depending on the surrounding trade area.

The restaurants have a high-energy yet family friendly environment with iconic, pop culture design elements and a personal, ultra-friendly and informal service platform.  BDBB’s menu, service and environment are designed around a slightly irreverent brand personality, such as our Bad Ass Burger and Bad Ass Margarita menu items and the iconic Farrah Fawcett and Paul Newman Cool Hand Luke posters in the men’s and women’s rooms.

A typical BDBB restaurant is approximately 3,500-4,000 square feet with an enclosed patio, smaller than most other casual dining restaurants.  Based on average annual restaurant sales of approximately $2.5 million (for restaurants open more than 18 months), BDBB restaurants generate average sales per square foot of approximately $700, which we believe is a key metric indicating the strength and expansion potential of the concept.  While sharing common design elements, each restaurant has unique features intended to create the impression that each Bad Daddy’s is local to its trade area and serves as a further point of differentiation from the larger casual dining chains.  We believe BDBBs’ innovative menu and personalized service combined with a unique, fun restaurant design enhance our customers’ experience and differentiate BDBB from its competitors.

Our Business Strengths

Our Brands Are Complementary.

While operating in different segments of the restaurant industry, our two brands share the following qualities:

Each is positioned at the upper end of its respective segment with the value proposition primarily driven by quality and uniqueness.  We believe Good Times is the only quick service chain in our region with an all-natural platform.  We do not offer a dollar menu that many national chains do, choosing to compete on a market position emphasizing quality and uniqueness with a variety of price points across the menu and serving made-to-order products with quick service restaurant speed of service.

Bad Daddy’s Burger Bar is an early entrant in the “small box” better burger casual dining segment.  The menu contains chef-driven items with many made from scratch in our kitchens.  Bad Daddy’s resonates with consumers by consistently executing high-quality menu items with unique flavor profiles that are delivered in a personalized, high-energy environment with a slightly irreverent brand personality.

Our Brands Have a Common Culture and Operating Philosophy.

While each of our brands is led by separate operating teams, each shares a commitment to four elements of success:

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

•
Excellent systems.  Each brand takes a “best practices” approach, cross-pollinating the best ideas that are applicable to either brand. We seek to provide the best operating systems and processes to ease the administrative burden of management, enabling them to focus on leading their team members and operating their restaurants.  Our philosophy is that systems and processes drive financial success and leadership serves as an example and motivating force to our crew members who interact with our guests, driving sales and customer loyalty.

Our Brands Share a Similar Customer Demographic.

Due to the common strategic focus on a quality positioning, both Good Times and Bad Daddy’s appeal to a slightly higher income, more upscale consumer demographic profile.  However, there is little, if any, overlap between the brands in how consumers use them.  Good Times is convenience-driven and operates in the quick-service restaurant segment with a $7.00 per person average check, while Bad Daddy’s provides a more destination-oriented, full-service dining occasion with a $17+ per person average check.

Our Brands Have Growth Potential.

We believe both of our brands are well positioned to take advantage of consumers’ growing demand for restaurants with fresh, high-quality, all-natural products that offer fully customizable menu choices.  Consumers want to know where their food comes from, want to be able to customize menu items to fit their individual preference and dining occasions, and place a higher value on perceived healthiness and on brands they can trust to execute on those attributes.  We believe Good Times and Bad Daddy’s are both well positioned to capitalize on those macro-trends.

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

Good Times and Bad Daddy’s operate with a common point-of-purchase system and we have implemented a common back office system for both brands.  We are also continuing to invest in sophisticated digital training tools, making each brand’s restaurant level processes, systems, recipes and management tools available in one commonly accessible database.

We Have Assembled a Dedicated Management Team with Significant Experience.

Our core Good Times management team has worked together for over 20 years developing its concept and systems.  Immediately after signing our license agreement to operate Bad Daddy’s restaurants in Colorado, we hired a team experienced in the management and development of full service concepts to guide the growth of that brand and have since added experienced multi-unit leaders from other full-service brands.

Each of our brands are operated under separately dedicated management teams utilizing shared support services in Administration, Finance, Accounting, Human Resources, Development, Marketing and Information Technology.  We believe we have the processes and systems in place to support accelerated growth.

We Have Significant Operating Momentum.

Same-store sales at Good Times have increased seven consecutive years.  Our compound same-store sales growth rate was approximately 39% from fiscal 2013 to fiscal 2017.  We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective broadcast and social media marketing, and consistent execution of the customer experience.  We plan to continue to re-image and remodel our remaining restaurants, innovate with new menu items in keeping with our brand strategy, and communicate our brand story to maintain our same-store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, NC.  Sales of the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.5 million for the fifty-two weeks ended September 26, 2017.

We believe that the strength of the Bad Daddy’s unit economic model provides us with significant expansion potential, both in our existing markets of North Carolina and Colorado and in new markets.  We anticipate that most of our growth in the next two fiscal years will be in the Southeast and Midwest regions.

Business Strategies

We are focused on continuing to improve the profitability of Drive Thru and developing additional Good Times restaurants in our home state of Colorado while developing the Bad Daddy’s Burger Bar concept with company-owned restaurants in Colorado, Oklahoma and North Carolina in addition to other markets in the U.S.  We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands.  The following sets forth the key elements of our growth strategy:

1.
Pursue disciplined growth of Company-operated Bad Daddy’s Burger Bar restaurants.  We own the Bad Daddy’s Burger Bar brand, including all associated intellectual property.  We have opened two new Bad Daddy’s restaurants subsequent to September 26, 2017, one in Concord, North Carolina and one in Greenville, North Carolina, have additional restaurants under construction to open in fiscal 2018 and we are in various stages of lease negotiation for additional sites for development in 2018 and 2019.  We have nine leases signed for new restaurants with openings in fiscal 2018 and 2019 in our core markets of Charlotte and Raleigh, North Carolina; the greater Atlanta, Georgia metropolitan area; Chattanooga and Nashville, Tennessee; and Greenville, South Carolina.  We expect 9 openings in fiscal 2018, including the two that were opened during the first two weeks of fiscal 2018 and we plan to pursue additional sites for development in additional markets.  We intend to follow a disciplined strategy of initially developing restaurants in other metropolitan areas in the Southeast and Midwest regions and that meet our demographic, real estate and investment criteria in order to maximize management efficiencies, including multi-unit supervision, overall brand management, and product distribution.

We believe that the broad appeal of Bad Daddy’s concept and the high-sales generated per square foot make it attractive to developers and provide us with the opportunity for continued expansion in other new markets across the country.  We seek sites in upper middle income suburban areas in proximity to upscale retail developments, theaters and high levels of daytime employment.

2.
Improve operational efficiencies and expense management.  We continue to focus on managing our expenses in the operation of our restaurants and in our general and administrative functions, with a particular focus on cost of sales, labor and operating expense controls and efficiencies while not damaging our overall quality and service proposition.  Macroeconomic, state legislative increases to wages and other external factors have resulted in upward trends in these operating costs. We have implemented multiple programs to mitigate the impact of these external factors including optimization of our supply and distribution channels, labor productivity tools and a new accounting software platform in fiscal 2017 for improved access to data by our restaurant operations teams. We anticipate that general and administrative expenses will continue to decline as a percentage of revenues as we continue to grow and as we gain further efficiencies in supervision and support services costs.

3.
Remodel/Refresh our Good Times restaurants.  There are two levels to our remodel program that began in fiscal 2012: a refreshing of the restaurant exterior that includes painting, landscaping, new exterior finishes, new graphics and signage and upgraded patio accoutrements; and a larger scale remodeling of the restaurant that includes new dining room finishes and décor and the rebuilding of select locations.  We have remodeled or refreshed seventeen company-owned restaurants and four franchised restaurants to date, and plan on refreshing or remodeling additional company-owned and franchised locations during fiscal 2018 and 2019.   We anticipate that Good Times will generate sufficient cash flow from operations in fiscal 2018 to fund its refresh and remodel capital expenditures.  The specific sales increases attributable to the remodel/refresh program are difficult to quantify due to the overall sales growth in all our restaurants.  However, we believe that the refresh and remodel investment brings the restaurants up to our current brand standards, improves the appearance and street appeal of the restaurants, improves the overall customer experience and supports the brand’s quality positioning.

4.
Increase same-store sales in both brands.  We intend to continue to focus on increasing our same-store sales.  We plan to further strengthen our fresh, handcrafted, all-natural brand position at Good Times with menu innovation and quality improvements in each of our menu categories, such as our better burger process, West Coast Double Burger value proposition, expanded breakfast and kid’s meal offerings, Smothered Fries, Summer Shakes, and all-natural Flavored Tenders. We will also continue our broadcast marketing program while expanding our social media activities to elevate our online consumer facing conversation around the attributes of our all-natural platform for each of our core products.  We believe that the completion of the remodeling and reimaging of our Good Times restaurants will positively impact our same-store sales trends over time.  We intend to increase Bad Daddy’s same store sales through continual innovation in both ongoing menu engineering and chef-special temporary menu items that we believe drive increased customer visits as well as the per person average check.  We also plan to promote our local, microbrew craft beer selections at each restaurant and increase our employees’ knowledge of each beer’s attributes and taste profile.  Bad Daddy’s marketing is targeted to individual trade areas, community involvement and “four-wall” marketing activities that focus on optimizing the guests’ food, bar and service experience.

5.
Expand the number of Good Times Burger & Frozen Custard locations.  In evaluating the cost of real estate, the competitive environment and the cost of labor in new markets outside of Colorado for potential development of Good Times, we believe it is in our best interest to continue to develop Good Times in Colorado as sites become available and focus our new unit growth on Bad Daddy’s in existing and new markets.

Expansion strategy and site selection

Good Times Burgers & Frozen Custard

We believe that our highest return on investment opportunity in our Drive-Thru subsidiary is to focus our growth in Colorado for operating and marketing efficiencies off of our existing base of restaurants while building new restaurants within the Denver marketing area.

Any development of new Good Times restaurants will involve our new prototype restaurant design on sites that are on or adjacent to big box or grocery store anchored shopping centers or in high activity and employment areas.  Our site selection for new restaurants is oriented toward slightly higher income demographic areas than many of our urban locations and most of our targeted trade areas are in relatively high growth areas of the Denver and northern Colorado markets.

We lease all of our sites.  When we do purchase and develop a site, we intend to ultimately sell the developed site into the sale-leaseback market under a long-term lease.  Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective.  Our site criteria includes a mix of substantial daily traffic, density of at least 30,000 people within a three-mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

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

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet.  While our Good Times restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on- and off-site development or land and zoning submittals and modifications.  We estimate that it will take approximately 90 to 120 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued.

Restaurant locations: As of December 18, 2017, we operate or franchise a total of thirty-eight Good Times restaurants, of which thirty-six are in Colorado. Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.  Additionally, we operate, franchise or license a total of twenty-six Bad Daddy’s Burger Bar locations, of which twelve are in Colorado, twelve are in North Carolina, one is in South Carolina and one is in Oklahoma.  The location in the Charlotte Douglas International Airport is operated pursuant to a License Agreement.

Company-Owned/Co-Developed/Joint Venture
	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2017	2016	2017	2016	2017	2016
Colorado	28	27	12	10	40	37
Oklahoma	0	0	1	0	1	0
North Carolina	0	0	11	7	11	7
Total:	28	27	24	17	52	44

Franchise/License
	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2017	2016	2017	2016	2017	2016
Colorado	8	8	0	0	8	8
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Tennessee	0	0	0	1	0	1
Wyoming	2	2	0	0	2	2
Total:	10	10	2	3	12	13

In March 2017, we opened a Good Times restaurant in Greeley, Colorado. We opened company-owned Bad Daddy’s restaurants in Fayetteville, North Carolina (January 2017), Johnstown, Colorado (April 2017), Raleigh, North Carolina (May 2017), Arvada, Colorado (June 2017), Norman, Oklahoma (August 2017), Concord, North Carolina (October 2017) and Greenville, North Carolina (October 2017). In February 2017, one Bad Daddy’s franchisee in Knoxville, Tennessee closed its operations.

Menu

Good Times Burgers & Frozen Custard

The menu of a Good Times restaurant is limited to hamburgers, cheeseburgers, chicken sandwiches, french fries, onion rings, fresh lemonades, soft drinks and frozen custard products plus a breakfast menu consisting of breakfast burritos, breakfast sandwiches, orange juice and coffee and a kid’s meal menu consisting of hamburgers, cheeseburgers, chicken tenders, mac n’ cheese, mini corn dogs, french fries, and apple sauce. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

Our hamburger patties are made with Meyer all-natural, all-Angus beef, served on a 4” bun.  Hamburgers and cheeseburgers are garnished with fresh iceberg lettuce, fresh sliced sweet red onions, mayonnaise, guacamole and all-natural and proprietary sauces. The chicken products include 100% All-Natural tenderloins that are hand-breaded in each restaurant daily. Signature chicken products include the “Hand-Breaded Tenders,” “Buffalo Chicken Tender,” “Guacamole Bacon Chicken Tender,” and a “Tuscan Chicken.” Equipment has been automated and equipped with compensating computers to deliver a consistent product and minimize variability in operating systems.

All-natural Angus beef and chicken are raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open market. We believe that all-natural beef and chicken deliver a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer all-natural, all-Angus Beef and Springer Mountain Farms Chicken processes, may also minimize the risk of any food-borne bacteria-related illnesses.

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

In early fiscal 2018, we introduced an expanded Kids Meal comprised of all-natural hamburgers and chicken tenders, mac ‘n cheese, mini corn dogs, french fries and apple sauce at an introductory price of $3, which we anticipate will increase to $3.99 in mid-2018.

Bad Daddy’s Burger Bar

We take great pride in offering a menu at Bad Daddy’s Burger Bar consisting of high quality, handcrafted all-Angus beef burgers with unique toppings such as buttermilk country-fried bacon, housemade American cheese, scratch made pesto and our specialty Bad Daddy’s sauce.  The customizable menu options also include artisanal cheeses, tuna, turkey, buffalo and chicken sandwiches.  We also offer recipe or customizable chopped salads, a full gluten free menu and regional menu items that incorporate local flavors.  We also offer appetizers, hand-cut fries, housemade potato chips, hand-spun ice cream milk shakes and desserts.  We offer a variety of craft beers from local breweries and a full bar.

Signature recipes include the “Bad Ass Burger,” “Mama Ricotta’s Burger” and “Emilio’s Chicken Sandwich.”  Chopped Salads include the “Texican Chicken Salad,” the “Stella’s Greek Salad” and create your own salad options.  The craft beer and cocktail menus include local craft microbrews in each market.  We’ve partnered with Full Sail Brewing Company for our own “Bad Daddy’s Amber Ale”.  We offer a cocktail menu that uses fresh-squeezed housemade sours and fresh garnishes including the “Bad Ass Margarita”, “Bad Betty” and “Daddy’s Dragonberry.”

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu, including rotating chef specials with flavor profiles unique to Bad Daddy’s.

Marketing & Advertising

Good Times Burgers & Frozen Custard

Our marketing strategy for Good Times focuses on: 1) driving same store restaurant sales through attracting new customers and increasing the frequency of visits by current customers; 2) communicating specific product news and attributes to build strong points of difference from competitors; and 3) communicating a unique, strong and consistent brand personality.

Media is an important component of building our brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on cable television media during fiscal 2016 and fiscal 2017.  The Colorado market is an expensive media market, so most of our advertising placement is not in prime time but in early and late fringe, prime access and late news time slots.   We augment our cable television advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products.

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

Restaurant Management

Each Good Times restaurant employs a general manager, two to four assistant managers and approximately 15 to 25 employees, most of whom work part-time during three shifts.  An eight to ten-week training program is utilized to train restaurant managers on all phases of the operation.  Ongoing training is provided as necessary.  We believe that incentive compensation of our restaurant managers is essential to the success of our business.  Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.  Most of our managers participate in a bonus plan based on their performance against their monthly financial, operating, customer and people development scorecard metrics.

Bad Daddy’s Burger Bar was developed as a chef-driven concept and utilizes a team of four to six managers in our operations at each restaurant. Managers are trained in back of the house skills (prep, kitchen positions and line management), front of the house service positions (host, server and bar) and all management functions.  As a full-service concept, the experience, qualifications and compensation differs from Good Times and we recruit and train a separate operating team for Bad Daddy’s Burger Bar operations.  Our managers participate in a bonus pool for each restaurant based on a percentage of controllable income.  Bonuses are awarded based on achieving financial, customer satisfaction and people development goals and metrics.

Operational and Management Systems and Processes

We have implemented highly effective operating systems and processes relative to those in the industry for both of our concepts.  Detailed processes have been developed for hourly, daily, weekly and monthly responsibilities that drive consistency across our system of restaurants and performance against our standards within different day parts.  We utilize a combination of industry-leading labor programs and proprietary algorithms to determine optimal staffing needs of each restaurant based on its actual customer flow and demand.  We also employ several additional operational tools to continuously monitor and improve speed of service, food waste, food quality, sanitation, financial performance and employee development.  The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver.

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

Prior to opening a new restaurant, a training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team remains on-site for a period after the opening of the restaurant while an additional team provides several weeks of support following opening.

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

Franchising

For Good Times, we have prepared form of area rights and franchise agreements and advertising material to be utilized in soliciting prospective franchisees.  We have historically sought to attract franchisees that are experienced restaurant operators, are well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  Currently, we are not actively soliciting new franchisees and anticipate any near-term growth occurring through the opportunistic development of additional company-owned Good Times restaurants.

We estimate that it will cost a Good Times franchisee on average approximately $1,000,000 to $1,300,000 to open a restaurant with dining room seating, including pre-opening costs and working capital, assuming the land is leased.  A franchisee typically will pay a royalty of 4% of net sales, an advertising materials fee of at least 1.5% of net sales, plus participation in regional advertising up to an additional 4% of net sales, or a higher amount approved by the advertising cooperative, and initial development and franchise fees totaling $25,000 per restaurant.  Among the services and materials that we provide to franchisees are site selection assistance, plans and specifications for construction of the Good Times restaurants, an operating manual, which includes product specifications and quality control procedures, training, on-site opening supervision and advice from time to time relating to operation of the franchised restaurants.

After a Good Times franchise agreement is signed, we actively work with and monitor our franchisees to ensure successful franchise operations as well as compliance with our systems and procedures.  During the development phase, we assist in the selection of sites and the development of prototype and building plans, including all required changes by local municipalities and developers.  We provide an opening team of trainers to assist in the opening of the restaurant.  We advise the franchisee on menu, management training and marketing.  On an ongoing basis we conduct standards reviews of all franchise restaurants in key areas including product quality, service standards, restaurant cleanliness and sanitation and food safety.

We have entered into eight Good Times franchise agreements in the greater Denver metropolitan area and two dual-branded franchised restaurants operate in Gillette and Sheridan, Wyoming.  In addition, seven joint-venture restaurants are operating in the Denver metropolitan area media market.

For Bad Daddy’s Burger Bar, we have form of area rights and franchise agreements, and one existing franchise agreement signed.  We anticipate that a franchisee will typically pay a royalty of 4% to 5% of net sales and will participate in an advertising fund and local advertising by contributing up to 2% of net sales.   Initial development and franchise fees are projected to be $35,000 per restaurant.  We estimate that it will cost a Bad Daddy’s Burger Bar franchisee $590,000 to $1,382,000 to open a 3,000 to 3,800 square foot restaurant in an in-line or end-cap retail center, based on our knowledge of the development costs of the existing Bad Daddy’s Burger Bar restaurants.  We currently have one franchise agreement for one restaurant in South Carolina and a license agreement for a location in the Charlotte Douglas International Airport. Currently, we are not actively soliciting new Bad Daddy’s franchisees.

Management Information Systems

The systems in our restaurants are designed in a manner to minimize the amount of time our managers spend on administrative tasks.  We utilize up-to-date versions of a leading point-of-sale system in each of our company-owned restaurants that captures transaction-level data required to support information about sales, product mix, and average check.  All product-level information, including pricing, is programmed into each restaurant system by staff at our home office.

We use a cloud-based back-office solution across both brands that collects sales, labor and cash data from the restaurant point-of-sale system in near real-time and is the primary source of capture for inventory and supply chain management information.  This back-office solution directly interfaces with our primary financial accounting systems and provides all levels of management with relevant daily, weekly and monthly reports across substantially all store-level income and expense categories.

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

We currently purchase 100% of the food and paper supplies for our Good Times restaurants and the majority of the food and paper supplies for our Colorado Bad Daddy’s restaurants from Food Services of America.  Outside of Colorado, our Bad Daddy’s restaurants purchase the majority of our food and paper supplies from US Foods.  In addition, we maintain multiple approved suppliers for all key components of our menu to mitigate risk and ensure supply.  Suppliers are chosen based upon their ability to provide (i) a continuous supply of product that meets all safety and quality specifications, (ii) logistics expertise and freight management, (iii) product innovation and differentiation, (iv) customer service, (v) transparency of business relationships and (vi) competitive pricing.  Specified products are distributed to all restaurants through Food Services of America or US Foods under negotiated contracts directly to our restaurants two to four times per week depending on restaurant requirements.  We do not believe that the current reliance on these distributors will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased with little or no interruption in service.  We do not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, remain subject to market price fluctuations.

Employees

At September 26, 2017, we had approximately 1,970 employees of which 1,690 are hourly employees and 280 are salaried employees working full time.  We consider our employee relations to be good.  None of our employees are covered by a collective bargaining agreement.

Competition

The restaurant industry, including the quick service segment, is highly competitive.  Good Times competes with a large number of other hamburger-oriented quick service restaurants in the areas in which it operates.  Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do.  Restaurant companies that currently compete with Good Times in the Denver market include McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box and Freddy’s.  Double drive-through restaurant chains such as Rally’s Hamburgers and Checker’s Drive-In Restaurants, which currently operate a total of over 850 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado.  Culver’s and Freddy’s are the only significant competitors offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and both have a significant presence in Midwestern markets that may be targeted for expansion.  Additional “fast casual” hamburger restaurants are being developed in the Colorado market, such as Smashburger and Five Guys; however, they do not have drive-through service and generate an average per person check that is approximately 50% higher than the average check at a Good Times restaurant.

We believe that Good Times may have a competitive advantage in terms of quality of product compared to traditional quick service hamburger chains.  Early development of our double drive-through concept in Colorado has given us an advantage over other double drive-through chains that may seek to expand into Colorado because of our brand awareness and present restaurant locations.  Nevertheless, we may be at a competitive disadvantage to other restaurant chains with greater name recognition and marketing capability.  Furthermore, most of our competitors in the fast-food business operate more restaurants, have been established longer, and have greater financial resources and name recognition than we do.  There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

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

Intellectual Property

We have registered our mark “Good Times” federally.  We received approval of our federal registration of “Good Times” in 2003.  In addition, we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “Big Daddy Bacon Cheeseburger,” “Chicken Dunkers,” “Happiness Made To Order,” “Mighty Deluxe.”  Our trademarks expire between 2018 and 2025.

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

Segment Reporting

We operate as two reportable business segments: Good Times Burgers and Frozen Custard restaurants and Bad Daddy’s Burger Bar restaurants.  Refer to note 9, Segment Reporting, in the notes to our consolidated financial statements for more information.

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

•
our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2018;

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

Risk Related to the Company

We have accumulated losses and expect losses in the future.

We have incurred losses in 26 of our 30 years since inception.  As of September 26, 2017, we had an accumulated deficit of $24,380,000.  We expect to have a loss for the fiscal year ending September 25, 2018.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same-store sales for the past seven consecutive years at Good Times.  Additional same-store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.  If our same-store sales decrease, and our other operating costs increase, our ability to attain profitability will be adversely affected.

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

Our profitability depends in part on our ability to anticipate and react to changes in food costs.  Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain.  We enter into annual contracts with our chicken and other miscellaneous suppliers.  Our contracts for chicken are fixed price contracts.  Our contracts for beef are generally based on current market prices plus a processing fee.  Changes in the price or availability of our all-natural chicken or beef supply or other commodities could materially adversely affect our profitability.  We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results.  In addition, we may not be able to pass along higher costs through price increases to our customers.

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

The hamburger restaurant market is highly competitive.  Our competitors in the quick service restaurant segment include many recognized national and regional fast-food hamburger restaurant chains, such as McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box, Freddy’s and Culver’s.  In-N-Out recently announced plans to expand into the state of Colorado, the primary state in which we operate.  We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service.  Most of our competitors have greater financial resources, marketing programs and name recognition than we do.  Discounting by our quick service restaurant competitors may adversely affect the revenues and profitability of our restaurants.

While Bad Daddy’s Burger Bar operates in the “better burger” restaurant segment, it offers a relatively broad menu and competes with other full-service restaurants such as Chili’s, Red Robin and other local and regional full-service restaurants.  Additionally, customers of both our Good Times restaurants and Bad Daddy’s Burger Bar restaurants are also customers of fast casual hamburger restaurants such as Five Guys Burgers & Fries and Smashburger.  Further, changes in customer taste preferences, dietary trends, and preference for delivery and/or carry-out options often affect the restaurant business.  If we are unable to continue to compete effectively with other restaurant concepts, our traffic, sales, and restaurant-level profitability could be negatively affected.

Sites for new restaurants may be difficult to acquire.

Locating our restaurants in high-traffic and readily accessible areas is an important factor for our success.  Our Good Times drive-through restaurants require sites with specific characteristics and there are a limited number of suitable sites available in our geographic markets.  We intend to continue to locate Bad Daddy’s Burger Bar restaurants in leased in-line and end-cap retail locations in contrast to freestanding locations for Good Times locations.  Since suitable locations are in great demand, in the future we may not be able to obtain optimal sites for either of our restaurant concepts at a reasonable cost.  In addition, we cannot assure you that the sites we do obtain will be successful.

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

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd Hoback, our President and Chief Executive Officer; Ryan Zink, our Chief Financial Officer; Susan M. Knutson, our Controller and Corporate Secretary; and Scott LeFever, our Vice President of Operations for Good Times Drive-Thru Inc.  Although we have entered into employment agreements with Messrs. Hoback, Zink and LeFever and Ms. Knutson, they may voluntarily terminate their employment with us at any time.  In addition, we do not currently maintain key-person insurance on Messrs. Hoback’s, Zink, LeFever or Ms. Knutson’s, life.  The loss of Messrs. Hoback’s, Zink’s, LeFever’s and Ms. Knutson’s services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

We believe that new openings of Bad Daddy’s Burger Bar restaurants are likely to serve as a contributor of our new unit growth and increased profitability over the longer term based on the unit economics of that concept.  Our ability to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new Good Times restaurant, including customer acceptance of and competition with the Bad Daddy’s Burger Bar concept.  If the “ramp-up” period for new Bad Daddy’s Burger Bar restaurants does not meet our expectations, our operating results may be adversely affected.  There can be no assurance that we will be able to successfully develop and grow the Bad Daddy’s Burger Bar concept to a point where it will become profitable or generate positive cash flow.  We may not be able to attract enough customers to meet targeted levels of performance at new Bad Daddy’s Burger Bar restaurants because potential customers may be unfamiliar with the concept or the atmosphere or menu might not be appealing to them.  If we cannot successfully execute our growth strategies for Bad Daddy’s Burger Bar, our business and results of operations may be adversely affected.

Our growth, including the development of Bad Daddy’s Burger Bar restaurants, may strain our management and infrastructure.

In addition to new openings of Bad Daddy’s Burger Bar restaurants, we also plan to remodel and reimage existing Good Times restaurants.  In addition, we believe there may be opportunities to open or franchise new Good Times restaurants from time to time.   This growth will increase our operating complexity and place increased demands on our management and infrastructure, including our current restaurant management systems, financial and management controls, and information systems.  If our infrastructure is insufficient to support our growth, our ability to open new restaurants, including the development of the Bad Daddy’s Burger Bar concept, would be adversely affected.

Bad Daddy’s Burger Bar is subject to all of the risks of a relatively new business, including competition, and there is no guarantee of a return on our capital investment.

The Bad Daddy’s Burger Bar concept has been in existence for approximately ten years.  Existing restaurants are currently located in Colorado, Oklahoma, North Carolina and South Carolina.  Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful.  There is no guarantee that we will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when such franchises are granted, the restaurants developed by franchisees will be successful.  There is also substantial uncertainty that the franchising business will be successful in view of the facts that we have sold only two Bad Daddy’s Burger Bar restaurant franchises to date and that the restaurant franchising business is very competitive.

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

Delta Partners, LP, REIT Redux, LP, and Manatuk Hill Partners, LLC together beneficially own approximately 30% of our outstanding common stock.  This concentration of ownership and voting power may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock, and therefore may not be in the best interests of our other stockholders.

Our business could be negatively affected as a result of significant stockholders or potential stockholders attempting to effect changes or acquire control over our company, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities.

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals.  For instance, on November 16, 2017, we received a notice from Delta Partners, LP and REIT Redux LP nominating seven persons for election to our board of directors at our 2018 annual meeting of shareholders, consisting of four persons currently on the board of directors (two of whom are affiliated with Delta Partners and/or REIT Redux) and three additional persons who are not currently members of the board of directors.  Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our board of directors and senior management from the pursuit of business strategies. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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

Currently we qualify as a “smaller reporting company.”  The “smaller reporting company” category includes companies that 1) have a common equity public float of less than $75 million or 2) are unable to calculate their public float and have annual revenue of $50 million or less, upon entering the system.  A smaller reporting company prepares and files SEC reports and registration statements using the same forms as other SEC reporting companies, though the information required to be disclosed may differ and be less comprehensive.  Regulation S-X contains the SEC requirements for financial statements, while Regulation S-K contains the non-financial disclosure requirements.

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

The trading price of our shares of common stock has from time-to-time fluctuated widely and in the future may be subject to similar fluctuations. This volatility may affect the price at which you could sell your common stock. The market price of our common stock is likely to continue to be volatile and may fluctuate significantly in response to many factors, including:

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

We currently lease approximately 8,568 square feet of space for our executive offices in Lakewood, Colorado for approximately $190,000 per year under a lease agreement which expires in February 2020.  Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,100 to 2,400 square feet for our prototype building with a 45 to 70 seat dining room.  With the exception of our Good Times restaurant in Brighton, CO, we do not own any of the land underlying these restaurants and either lease the land or the land and building. Subsequent to the end of fiscal 2017 we closed on a sale lease-back transaction of the land and building associated with the Brighton, CO Good Times restaurant. These assets are listed as assets held for sale as of September 26, 2017 on the Consolidated Balance Sheets accompanying this report. In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet.  The buildings are situated on lots of approximately 18,000 to 50,000 square feet.  Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report.  We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale-leaseback agreements.

Our Bad Daddy’s restaurants are leased spaces of approximately 3,000 to 4,000 square feet in retail developments located in Colorado, Oklahoma, North Carolina and South Carolina.  We intend to lease additional in-line and end-cap spaces in retail developments for new Bad Daddy’s locations.

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

	2016			2017
QUARTER ENDED	HIGH	LOW	QUARTER ENDED	HIGH	LOW

December 31, 2015	$7.11	$3.90	December 27, 2016	$3.49	$3.00
March 31, 2016	$5.28	$2.92	March 28, 2017	$3.60	$2.80
June 30, 2016	$4.23	$2.75	June 27, 2017	$3.78	$3.00
September 27, 2016	$4.48	$3.33	September 26, 2017	$3.65	$2.50

As of December 18, 2017, there were approximately 123 holders of record of our common stock.  However, management estimates that there are not fewer than 2,244 beneficial owners of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data on the following pages are derived from our historical financial statements and is qualified in its entirety by such financial statements which are included in Item 8 hereof.

The following presents certain historical financial information.  This financial information includes the combined operations of the Company and its subsidiaries for the fiscal years ended September 30, 2013 to September 26, 2017. Certain prior year balances have been reclassified to conform to the current year’s presentation.  Such reclassifications had no effect on the net loss.  Due to the acquisition of BDI on May 7, 2015, fiscal years 2017, 2016 and 2015 may not be comparable to the other fiscal years presented.

	Fiscal Years (in thousands)
Operating Data:	2017	2016	2015	2014	2013
Restaurant sales	$78,395	$63,716	$43,517	$27,368	$22,523
Franchise fees and royalties	685	723	540	375	369
Total net revenues	79,080	64,439	44,057	27,743	22,892
Restaurant operating costs
Food and packaging costs	24,900	20,236	14,567	9,273	7,655
Payroll and other employee benefit costs	28,274	22,098	14,387	8,915	7,809
Occupancy and other operating costs	12,843	10,577	7,179	4,599	4,345
New store pre-opening costs	2,588	1,695	784	669	99
Depreciation and amortization	2,897	2,222	1,246	636	719
Total restaurant operating costs	71,502	56,828	38,163	24,092	20,627
Selling, general & administrative costs	8,696	7,828	5,365	3,790	2,608
Acquisition costs	-	-	648	-	-
Franchise costs	108	108	111	96	67
Asset impairment costs	219	-	-	-	-
Loss (gain) on restaurant assets	(23)	(25)	9	(16)	(18)
Loss from operations	$(1,422)	$(300)	$(239)	$(219)	$(392)
Other income and (expenses)
Other income (expense)	(1)	(1)	(7)	(10)	(6)
Affiliate investment loss	-	-	(5)	(146)	(102)
Debt extinguishment costs	-	(57)	-	-	-
Interest income (expense), net	(182)	(107)	(49)	5	(44)
Total other expense	(183)	(165)	(61)	(151)	(152)
Net loss	$(1,605)	$(465)	$(300)	$(370)	$(544)
Income attributable to non-controlling interest	(650)	(856)	(491)	(320)	(143)
Net loss attributable to Good Times Restaurants Inc.	$(2,255)	$(1,321)	$(791)	$(690)	$(687)
Preferred stock dividends	-	-	-	59	120
Net loss attributable to common shareholders	$(2,255)	$(1,321)	$(791)	$(749)	$(807)
Basic and diluted loss per share	$(.18)	$(.11)	$(.08)	$(.12)	$(.27)
Balance Sheet Data:
Cash and cash equivalents	$4,337	$6,330	$13,809	$9,894	$6,143
Working capital (deficit)	(850)	2,671	7,470	7,841	4,834
Total assets	55,153	46,877	48,228	16,881	9,875
Long-term debt	5,339	19	1,104	219	94
Non-controlling interests	2,713	1,720	1,615	279	242
Total stockholders' equity	$37,284	$37,798	$38,257	$13,321	$7,321
Cashflow Data:
Net cash provided by operating activities	$4,983	$5,398	$3,168	$1,438	703
Net cash provided by (used in) investing activities	(12,628)	(8,482)	(23,715)	(3,849	453
Net cash provided by (used in) financing activities	5,652	(4,395)	24,462	6,162	4,371

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We operate as two reportable business segments: Good Times Burgers and Frozen Custard restaurants (“Good Times”) and Bad Daddy’s Burger Bar restaurants (“Bad Daddy’s”).  All of our Good Times restaurants compete in the quick service drive-through dining industry while our Bad Daddy’s restaurants compete in the full-service upscale casual dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Refer to note 9, Segment Reporting, in the notes to our consolidated financial statements for more information.

The Company’s fiscal year ends on the last Tuesday of September each year.  Most of our fiscal years have 52 weeks, however we experience a 53rd week every five or six years. Our discussion for fiscal years 2017 and 2016, which ended on September 26, 2017 and September 27, 2016 covers a period of 52 full calendar weeks in fiscal 2017.  We transitioned to this 52-week calendar during Fiscal 2016 causing that year to have three fewer days than the current year.

The following tables present information about our reportable segments for the respective periods, all dollar values are represented in thousands:

	Fiscal Year		Fiscal Year
	2017		2016
Good Times:
Restaurant sales	$30,689	98.9%	$28,861	98.8%
Franchise revenues	324	1.1%	356	1.2%
Restaurant operating costs:
Food and packaging	9,994	32.6%	9,346	32.4%
Payroll and employee benefits	10,549	34.4%	9,450	32.7%
Occupancy and other	5,307	17.3%	5,092	17.6%
Depreciation & amortization	837	2.7%	746	2.6%
Preopening costs	151	0.5%	4	0.0%
Total restaurant operating costs	$26,838	87.5%	$24,638	85.4%
General & administrative costs (1)	2,578	9.3%	2,710	9.3%
Advertising costs	1,271	4.2%	1,283	4.4%
Franchise costs	108	0.4%	106	0.4%
Asset impairment costs	219	0.7%	0	0.4%
Loss (gain) on restaurant assets	(25)	(0.1%)	(25)	(0.1%)
Income from operations	$24	0.1%	$505	1.7%
Bad Daddy’s:
Restaurant sales	$47,706	99.2%	$34,855	99.0%
Franchise revenues	361	0.8%	367	1.0%
Restaurant operating costs:
Food and packaging	14,906	31.2%	10,890	31.2%
Payroll and employee benefits	17,725	37.2%	12,648	36.3%
Occupancy and other	7,536	15.8%	5,485	15.7%
Depreciation & amortization	2,060	4.3%	1,476	4.2%
Preopening costs	2,437	5.1%	1,691	4.9%
Total restaurant operating costs	$44,664	93.6%	$32,190	92.4%
General & administrative costs[1]	4,424	9.2%	3,578	10.2%
Advertising costs	423	0.9%	257	0.7%
Acquisition costs	0	0.0%	0	0.0%
Franchise costs	0	0.0%	2	0.0%
Loss (gain) on restaurant assets	2	0.0%	0	0.0%
Loss from operations	$(1,446)	(3.0%)	$(805)	(2.3%)

(1) Includes direct and allocated corporate general & administrative costs.

Restaurant operating costs are expressed as a percentage of restaurant sales

Additional sales data related to Bad Daddy’s company-owned and joint-venture restaurants:

	Fiscal Year
	2017	2016
Total operating store weeks	968.1	710.7
Average sales per week	$49,300	$49,000
Annualized net sales per square foot	$678	$691

Good Times Restaurants:

We currently operate twenty-eight company-owned and joint venture Good Times restaurants all in the state of Colorado.  In addition, we have ten Good Times franchise restaurants, eight operating in Colorado and two in Wyoming.

Our outlook for fiscal 2018 for Good Times is cautiously optimistic based on the last seven years of positive sales trends; however, our sales trends are influenced by many factors. We anticipate an approximate 2.5% to 3.5% price increase during fiscal 2018 at our Good Times restaurants. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Bad Daddy’s Restaurants:

We currently operate 24 company-owned and joint venture Bad Daddy’s restaurants including two restaurants opened subsequent to the fiscal year-end—twelve in Colorado and eleven in North Carolina and one in Oklahoma.  We also license one restaurant in North Carolina and have a franchise restaurant in South Carolina. We expect to open seven additional Bad Daddy’s restaurants during fiscal 2018.   We anticipate an approximate 2% to 3% price increase during fiscal 2018 at our Bad Daddy’s restaurants.

Results of Operations for Fiscal 2017 Compared to Fiscal 2016

Net Revenues: Net revenues for fiscal 2017 increased $14,641,000 (+22.7%) to $79,080,000 from $64,439,000 for fiscal 2016. Bad Daddy’s concept revenues increased $12,845,000 while our Good Times concept revenues increased $1,796,000.

Good Times restaurant sales increased $1,828,000 to $30,689,000 in fiscal 2017 from $28,861,000 in fiscal 2016. Same store restaurant sales increased 2.1% during fiscal 2017 compared to fiscal 2016. Restaurants are included in same store sales after they have been open a full fifteen months.  Restaurant sales increased from the prior year due to the same store sales increase and the opening of one new restaurant in March 2017.  The average menu price increase in fiscal 2017 over fiscal 2016 was approximately 3.5%.  Franchise revenues decreased $32,000 in fiscal 2017 primarily due to a decrease in restaurant sales at the franchise locations.

Average Good Times restaurant sales for company-operated restaurants open the entire fiscal year for fiscal 2016 and 2017 were as follows:

	Fiscal 2017	Fiscal 2016
Company-operated	$1,095,000	$1,088,000

During fiscal 2017, company-operated Good Times restaurants’ sales for restaurants that had been open a full fifteen months ranged from a low of $631,000 to a high of $1,939,000.

Bad Daddy’s restaurant sales increased $12,854,000 to $47,706,000 in fiscal 2017 from $34,855,000 in fiscal 2016, primarily attributable to the six new restaurants opened in fiscal 2017 and a full year of operations for restaurants opened in the prior fiscal year.  Bad Daddy’s same store restaurant sales increased 1.6% during fiscal 2017 compared to fiscal 2016. Excluding the Cherry Creek location which continues to be severely impacted by construction in the surrounding area, Bad Daddy’s same store sales increased 2.2% for the fiscal year. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.  The average menu price increase was 1.25% in 2017 over 2016.  There were fourteen restaurants included in the same store sales base at the end of the fiscal year. Additionally, net revenues were reduced by $6,000 of lower franchise royalties and license fees compared to fiscal 2016.

Food and Packaging Costs: For fiscal 2017, food and packaging costs increased $4,664,000 from $20,236,000 (31.8% of restaurant sales) in fiscal 2016 to $24,900,000 (31.8% of restaurant sales).

Good Times food and packaging costs were $9,994,000 (32.6% of restaurant sales) in fiscal 2017, up from $9,346,000 (32.4% of restaurant sales) in fiscal 2016. We experienced significant increases in commodity costs during our third and fourth fiscal quarters in 2017.  The cost index on our weighted basket of goods increased approximately 9% during the fiscal year.

Bad Daddy’s food and packaging costs were $14,906,000 (31.2% of restaurant sales) in fiscal 2017, up from $10,890,000 (31.2% of restaurant sales) in fiscal 2016.

Payroll and Other Employee Benefit Costs: For fiscal 2017, payroll and other employee benefit costs increased $6,175,000 from $22,098,000 (34.7% of restaurant sales) in fiscal 2016 to $28,274,000 (36.1% of restaurant sales).

Good Times payroll and other employee benefit costs were $10,549,000 (34.4% of restaurant sales) in fiscal 2017, up from $9,450,000 (32.7% of restaurant sales) in fiscal 2016. Payroll and other employee benefits increased approximately $384,000 in fiscal 2017 due to one new restaurant opened in March 2017. The remaining $715,000 increase in payroll and other employee benefit expenses is primarily due to an increase in the average wage paid to our employees, which increased approximately 8.7% in fiscal 2017 compared to fiscal 2016. The 8.7% increase is attributable to a very competitive labor market in Colorado and state mandated increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $17,725,000 (37.2% of restaurant sales) for fiscal 2017, up from $12,648,000 (36.3% of restaurant sales) in fiscal 2016. The $5,077,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and a full year of operations for restaurants opened in the prior fiscal year. The increase of 0.9% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to a higher percentage of restaurants in Colorado than last year, which has a higher statutory minimum wage for tipped employees as compared to North Carolina.  We anticipate that our payroll and employee benefit costs at Bad Daddy’s will decrease as a percentage of sales as we open more restaurants outside of Colorado.  We estimate that the Colorado minimum wage for tipped employees results in higher total labor costs of approximately 5.0% of restaurant sales in Colorado than in North Carolina.

Occupancy Costs: Occupancy costs include rent, real and personal property taxes, common area maintenance expenses, licenses and insurance expense.  For fiscal 2017, occupancy costs increased $866,000 from $4,893,000 (7.7% of restaurant sales) in fiscal 2016 to $5,759,000 (7.3% of restaurant sales).

Good Times occupancy costs were $2,772,000 (9.0% of restaurant sales) in fiscal 2017, up from $2,711,000 (9.4% of restaurant sales) in fiscal 2016. The $61,000 increase in occupancy and other costs is primarily attributable to one new restaurant that opened in March 2017.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Bad Daddy’s occupancy costs were $2,987,000 (6.3% of restaurant sales) for fiscal 2017, up from $2,182,000 (6.3% of restaurant sales) in fiscal 2016. The $805,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and a full year of operations for restaurants opened in the prior fiscal year.

Other Operating Costs: For fiscal 2017, other operating costs increased $1,400,000 from $5,684,000 (8.9% of restaurant sales) in fiscal 2016 to $7,084,000 (9.0% of restaurant sales).

Good Times other operating costs were $2,535,000 (8.3% of restaurant sales) in fiscal 2017, up from $2,381,000 (8.3% of restaurant sales) in fiscal 2016. The $154,000 increase in other operating costs is primarily attributable to:

•	Increase of $57,000 in other operating costs due to the one new restaurant opened in March 2017.

•	Increases in various other restaurant operating costs of $97,000 at existing restaurants comprised primarily of repairs and maintenance, utilities and bank fees.

Bad Daddy’s other operating costs were $4,549,000 (9.5% of restaurant sales) for fiscal 2017, up from $3,303,000 (9.5% of restaurant sales) in fiscal 2016. The $1,246,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and a full year of operations for restaurants opened in the prior fiscal year.

New Store Preopening Costs: For fiscal 2017, we incurred $2,588,000 of preopening costs compared to $1,695,000 in fiscal 2016.

Good Times preopening costs were $151,000 for fiscal 2017 compared to $4,000 in fiscal 2016. All of the preopening costs were associated with the new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $2,437,000 for fiscal 2017 compared to $1,691,000 in fiscal 2016. All of the preopening costs are related to the six newly developed Bad Daddy’s restaurants that were opened in fiscal 2017 plus certain preopening costs that were expensed in fiscal 2017 for restaurants that are due to open early in the following year.

Depreciation and Amortization Costs: Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and leasehold interests.  For fiscal 2017, depreciation and amortization costs increased $675,000 from $2,222,000 in fiscal 2016 to $2,897,000 in fiscal 2017.

Good Times depreciation costs increased $91,000 from $746,000 in fiscal 2016 to $837,000 in fiscal 2017, primarily due to the one new restaurant opened in fiscal 2017 and expenditures for equipment in existing restaurants.

Bad Daddy’s depreciation costs increased $584,000 from $1,476,000 in fiscal 2016 to $2,060,000 in fiscal 2017, the increase was primarily attributable to the six new restaurants opened in fiscal 2017 and a full year of operations for restaurants opened in the prior fiscal year.

General and Administrative Costs: General and administrative costs include all corporate and administrative functions.  Components of this category include corporate, regional and franchise support salaries and benefits; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses.  For fiscal 2017, general and administrative costs increased $714,000 from $6,288,000 (9.8% of total revenues) in fiscal 2016 to $7,002,000 (8.9% of total revenue).

The $714,000 increase in general and administrative expenses in fiscal 2017 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $382,000
•	Increase in payroll processing fees of $112,000
•	Net increases in all other expenses of $220,000

We expect general and administrative costs to continue to increase as we build up our infrastructure to support the growth of both of our brands but are expected to decrease as a percent of revenue as new restaurants are opened.

Advertising Costs: For fiscal 2017, advertising costs increased $154,000 from $1,540,000 (2.4% of restaurant sales) in fiscal 2016 to $1,694,000 (2.1% of restaurant sales).

Good Times advertising costs decreased $12,000 from $1,283,000 (4.4% of restaurant sales) in fiscal 2016 to $1,271,000 (4.2% of restaurant sales) in fiscal 2017.  Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

We anticipate that in fiscal 2017 Good Times advertising costs will remain consistent with fiscal 2017 as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising.

Bad Daddy’s advertising costs increased $166,000 from $257,000 (0.7% of restaurant sales) in fiscal 2016 to $423,000 (0.9% of restaurant sales) in fiscal 2017.  Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. Beginning in fiscal 2016 all restaurants contributed to an advertising materials fund based on a percentage of restaurant sales.

Franchise Costs: For fiscal 2017, franchise costs remained the same as fiscal 2016 at $108,000. The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals: For fiscal 2017, the gain on restaurant asset disposals was $23,000 compared to a gain of $25,000 in fiscal 2016. The gain in both fiscal 2016 and fiscal 2017 is primarily comprised of a deferred gain on a previous sale lease-back transaction related to one Good Times restaurant.

Asset Impairment Charges:  We review long-lived assets and intangibles subject to amortization for impairment when there are factors that indicate the carrying value of such assets may not be recoverable.  Based upon the analysis we performed during the fourth quarter of 2017, we determined that one Company-owned Good Times restaurant was subject to impairment and as such, we recognized a non-cash impairment charge of $219,000. The carrying amount of the restaurant was compared to its fair value as determined by management. The impairment charge represents the excess of the restaurant’s carrying amount over its estimated fair value.

Loss from Operations: The loss from operations was $1,422,000 in fiscal 2017 compared to a loss from operations of $300,000 in fiscal 2016.

The increase in loss from operations for the fiscal year is due primarily to the increase in preopening expenses and other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Franchise Costs”, “Gain on Restaurant Asset Sales” and “Asset Impairment Charges” sections above.

Net Loss: The net loss was $1,605,000 for fiscal 2017 compared to a net loss of $465,000 in fiscal 2016.  The change from fiscal 2016 to fiscal 2017 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", “Payroll and Other Employee Benefits Costs,” "General and Administrative Costs" and " Asset Impairment Charges " sections above, as well as 1) an increase in net interest expense of $75,000 compared to the same prior year period partially offset by debt extinguishment costs of $0 in fiscal 2017 compared to $57,000 in the same prior year period.

Income Attributable to Non-Controlling Interests: For fiscal 2017, the income attributable to non-controlling interests was $650,000 compared to $856,000 in fiscal 2016. The non-controlling interest represents the limited partner’s share of income in the Good Times and Bad Daddy’s joint venture restaurants. $373,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $427,000 in the same prior year period. $277,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $429,000 in the same prior year period.

Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA, adjusted for non-cash stock based compensation expense, preopening expense, non-recurring acquisition costs, U.S. Generally Accepted Accounting Principles (“GAAP”) rent in excess of cash rent, non-cash disposal of assets and non-cash asset impairment charges. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company's financial measures with other restaurants, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating EBITDA and Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion.

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplementary measure.  You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2017	2016
Adjusted EBITDA:
Net loss, as reported	$(2,255)	$(1,321)
Depreciation and amortization(a)	2,776	2,116
Asset impairment cost	219	0
Interest expense, net	185	107
EBITDA	925	902
Preopening expense (a) (1)	2,154	1,680
Non-cash stock based compensation (2)	748	718
Debt extinguishment costs (3)	0	57
GAAP rent in excess of cash rent (4)	(27)	36
Non-cash disposal of asset (5)	(23)	(25)
Adjusted EBITDA	$3,777	$3,368

(a)	Depreciation, amortization and preopening expenses are presented net of the share attributable to the non-controlling interest.
(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock based compensation as described in Note 10 to the financial statements.
(3)	Represents the prepayment penalty and write off of unamortized loan fees associated with the retirement of the Bridge Funding Credit Facility.
(4)	Represents the excess of GAAP rent recorded in the financial statements over the amount of cash rent incurred.
(5)	Primarily related to a deferred gain on a previous sale-leaseback transaction on a Good Times restaurant.

Liquidity and Capital Resources

Cash and Working Capital:

As of September 27, 2017, we had a working capital deficit of $850,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors.  This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened.  We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2018.  As of September 26, 2017, we had total commitments outstanding of $558,000 related to construction contracts for Bad Daddy’s restaurants currently under development.  We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

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

Cadence Credit Facility: On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR.  Commitment fees are due at the end of each calendar quarter.  As of September 26, 2017, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.2375%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum lease adjusted leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1.  The Company was in compliance with all covenants under the Cadence Credit Facility at the end of Fiscal 2017.

As a result of entering into the Cadence Credit Facility and the amendment, the Company paid loan origination costs including professional fees of approximately $197,000 during fiscal 2016 and 2017and will amortize these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are secured by a first priority lien on substantially all of the Company’s assets.

As of September 26, 2017, the outstanding balance on the facility was $5,300,000.

Sale-Leaseback Transactions: The Company finalized a sale-leaseback transaction in March 2017 with gross proceeds of $1,927,000 related to a new Good Times restaurant in Greeley, Colorado. At September 26, 2017, the Company has classified $1,221,000 of assets as held for sale which are related to an existing Good Times restaurant in Brighton, Colorado. Subsequent to the fiscal year end the assets were sold in a sale-leaseback transaction with net proceeds of approximately $1,390,000.

Cash Flows:

Net cash provided by operating activities was $4,983,000 for fiscal 2017 compared to net cash provided by operating activities of $5,398,000 in fiscal 2016.  The net cash provided by operating activities for fiscal 2017 was the result of a net loss of $1,605,000 and non-cash reconciling items totaling $6,588,000 (comprised principally of: 1) depreciation and amortization of $3,101,000; 2) accretion of deferred rent of $636,000; 3) amortization of lease incentive obligations of $314,000; 4) $748,000 of stock option compensation expense; 5) non-cash asset impairment costs of $219,000; 6) an increase in deferred liabilities related to tenant allowances of $1,413,000; 7) a $777,000 increase in accounts payable; 8) an increase in accrued liabilities of $360,000; and 9) net increases in operating assets and liabilities totaling $352,000).

Net cash used in investing activities in fiscal 2017 was $12,628,000 compared to net cash used in investing activities of $8,482,000 in fiscal 2016.  Fiscal 2017 activity primarily reflects the purchases of property and equipment of $14,513,000 and sale lease-back proceeds of $1,927,000. Purchases of property and equipment were comprised of the following:

•	$9,077,000 in costs for the development of Bad Daddy’s locations in Colorado and North Carolina

•	$338,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$167,000 in costs related to our existing Good Times locations, for reimaging and remodeling

•	$2,286,000 for the development of one new Good Times location

•	$1,180,000 for the purchase of the land and related assets of one existing Good Times restaurant, which, subsequent to year end, was sold in a sale lease-back transaction

•	$1,134,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$331,000 for miscellaneous capital expenditures related to our corporate office

Net cash provided by financing activities in fiscal 2017 was $5,652,000 compared to net cash used in financing activities $4,395,000 in fiscal 2016.  The fiscal 2017 activity is comprised of net borrowings on notes payable and long-term debt of $5,274,000 and net contributions from non-controlling interests in partnerships of $378,000.

Contingencies and Off-Balance Sheet Arrangements

We remain contingently liable on various land leases underlying restaurants that were previously sold to franchisees.  We have never experienced any losses related to these contingent lease liabilities; however, if a franchisee defaults, on the payments under the leases, we would be liable for the lease payments as the assignor or sub-lessor of the lease.  Currently we have not been notified nor are we aware of any leases in default under which we are contingently liable.  However, there can be no assurance that there will not be defaults in the future, which could have a material adverse effect on our future operating results.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP.  Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by the application of our accounting policies.  Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements.  Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions.  It is possible that materially different amounts would be reported using different assumptions.  The following is a description of what we consider to be our most significant accounting policies.

Leases:  We lease real estate for various restaurant locations under long-term non-cancelable leases from unrelated third parties.  All of our real estate leases are classified as operating leases under ASC 840—Leases.  The lease term begins on the date we become legally obligated for the rent payments or we take possession of the building or land, whichever is earlier.  The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.  Lease term is determined at lease inception and includes the initial term of the lease plus any renewal periods that are reasonably assured to occur.

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

Deferred Rent:  The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases is recognized as a deferred rent liability in the accompanying balance sheets.  Also included in deferred rent are lease incentives provided by landlords upon entering into leases, often related to landlord payments for tenant improvements that we commonly negotiate when opening new restaurants to help fund build-out costs.  These costs typically include general construction to alter the layout of the restaurant, leasehold improvements, and other miscellaneous items.  We capitalize leasehold improvements and record a deferred liability for the amount of cash received from the landlord, which is amortized on a straight-line basis over the lease term as defined above. The amortization of the deferred liability related to these tenant improvements is recorded as a reduction of rent expense. We make judgments regarding the probable term for each restaurant lease, which can impact the rent holiday and/or escalations in payments that are taken into consideration when calculating the straight-line rent and the term over which leasehold improvements and deferred lease incentives for each restaurant are amortized.  These judgments may produce materially different amounts of depreciation, amortization, and rent expense than would be reported if different assumed lease terms were used.

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

We are subject to taxation in various jurisdictions. We continue to remain subject to examination by U.S. federal authorities for the years 2014 through 2017. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of September 26, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update was issued to replace the current revenue recognition guidance, creating a more comprehensive five-step model.  In March 2016, the FASB issued ASU No. 2016-04, “Liabilities – Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.”  This pronouncement provides guidance for the derecognition of prepaid stored-value product liabilities, consistent with the breakage guidance in Topic 606.  These amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  We do not expect that the adoption of these new standards will have a material impact to our revenue recognition related to company-owned restaurant sales, recognition of royalty fees from our franchise agreements, or impact our recognition of gift card breakage.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. This pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  This pronouncement provides clarity in guidance in the instance of a change in the terms or conditions of a share-based payment award.  Both pronouncements are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued.  The Company had not adopted this ASU as of the end of Fiscal 2017 but has adopted it as of the beginning of its 2018 fiscal year and do not expect that the adoption of this standard will have a material impact on our financial position or results from operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the impairment test applied to goodwill.  Under the new standard, goodwill impairment tests will compare the fair value of a reporting unit with its carrying amount.  An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill.  This pronouncement is effective for annual and interim periods beginning after December 15, 2019 and should be applied on a prospective basis.  We do not expect that the adoption of this standard will have a material impact on our financial position or results from operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and financial statements listed in the accompanying index are included in Item 15 of this report. See index to the consolidated financial statements on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2017, effective November 16, 2017, Hein & Associates LLP (“Hein”), the previous independent registered public accounting firm for the Company, combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s audit committee approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company.  In connection with the change in the Company’s independent registered public accounting firm, there was no disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K, except for Hein's communication of a material weakness in the year ended September 30, 2015 as previously disclosed.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). We maintain a system of internal controls that is designed to provide reasonable assurance in a cost-effective manner as to the fair and reliable preparation and presentation of the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 26, 2017. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on this assessment, our management concluded that, as of September 26, 2017, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended September 26, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Nothing to report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Name	Age	Director Since	Other Positions Held with the Company
Geoffrey R. Bailey	66	1996	Chairman of the Board Member of the Audit Committee Member of the Compensation Committee
Gary J. Heller	50	2010	None
Boyd E. Hoback	62	1992	President and Chief Executive Officer
Charles Jobson	57	2017	None
Eric W. Reinhard	59	2005	Member of the Audit Committee Member of the Compensation Committee
Robert J. Stetson	67	2014	Chairman of the Audit Committee
Alan A. Teran	72	2012	Member of the Audit Committee Member of the Compensation Committee

Geoffrey R. Bailey is a director of The Erie County Investment Co., which owns 99% of The Bailey Company.  The Bailey Company was also previously a franchisee and joint venture partner of the Company.  Mr. Bailey joined The Erie County Investment Co. in 1979.  Mr. Bailey is a graduate of the University of Denver with a Bachelor’s degree in Business Administration.

Mr. Bailey was selected to serve on our Board in light of his substantial experience within the restaurant industry and his broad knowledge concerning corporate governance and management.  Additionally, Mr. Bailey was originally elected to our board of directors pursuant to contractual board representation rights granted to The Bailey Company in connection with its investment in shares of our Series A Convertible Preferred Stock in 1996.  Mr. Bailey has continued to serve on our board of directors pursuant to contractual board representation rights held by The Bailey Company and its affiliates (the “Bailey Group”) in connection with our Series B Convertible Preferred Stock financing in February 2005 and the subsequent modification of those contractual rights in connection with the closing of our initial investment transaction with Small Island Investments Limited in December 2010, whereby the Bailey Group is entitled to designate one individual for election to our board of directors.

Gary J. Heller is currently President of Heathcote Capital LLC, which has periodically acted as the Company’s financial advisor.  No services were provided to the Company by Heathcote Capital, LLC in 2016 or 2017.  Additionally, Mr. Heller is currently the Chief Financial Officer of Craveable Hospitality Group, a position he has held since March 2016.  Mr. Heller previously served as the Director of Operations for Il Buco Restaurants from February 2016 to March 2016, a consultant and Interim Chief Executive Officer for Charlie Brown’s Restaurants from February 2014 to October 2014, and as Chief Operating Officer for Il Mulino New York from October 2012 to June 2013.  Prior to March 2012, Mr. Heller served as a director and officer of Elephant & Castle Group, Inc. from April 2007 to February 2012.  Subsequently, in June 2011, Elephant & Castle Group, Inc. filed a petition seeking relief under Chapter 11 of the United States Bankruptcy Code.  Prior to his involvement in the restaurant industry, Mr. Heller served as a Managing Director of FTI Capital Advisors, LLC and a Director of Andersen Corporate Finance LLC.  Mr. Heller holds a BA in Economics from the University of Pennsylvania and an MBA in Finance from New York University.

Mr. Heller was selected to serve on our Board of Directors in light of his substantial experience in the restaurant industry and his experience as a financial advisor and an investment banker.

Boyd E. Hoback has served as our President and Chief Executive Officer and as a member of our Board of Directors since December 1992 and has been in the restaurant business since the age of 16.  Mr. Hoback has been a vital part of the development of the Company and has been involved in developing and managing all areas of the Company.  Mr. Hoback is an honors graduate of the University of Colorado in Finance.

Mr. Hoback was selected to serve on our Board in light of his in-depth understanding of our business.

Charles Jobson co-founded Delta Partners, LP in 1999, where he is the sole Portfolio Manager.  Prior to launching Delta, Charlie was a Vice President and a member of an eight-person investment committee managing a $3.5 billion U.S. equity portfolio at Baring Asset Management, an international investment firm, from 1994 to 1998.  From 1990-1994, Charlie was an equity analyst with State Street Research & Management, Inc. where his responsibilities included analysis of commodity and specialty chemicals, homebuilding, supermarkets/drug stores, and real estate investment trusts.

Mr. Jobson holds an undergraduate degree from Northwestern University and an MBA with a concentration in finance from the Fuqua School of Business at Duke University.  Mr. Jobson is a member of the CFA Institute and the Boston Securities Analysts Society.

Mr. Jobson was selected to serve on our Board in light of his substantial experience in financial and capital markets.

Eric W. Reinhard Mr. Reinhard serves as the Executive Vice President for Sysco Houston, the world’s largest food service distributor (2017-current). Prior to his recent assignment, Mr. Reinhard served as CEO of Spyglass Capital Partners, LLC, (2013-2017), President of the Pepsi Cola Bottler’s Association, a beverage association management and consulting firm (2005-2013).  Prior to June 2004 he was the Senior Vice President & General Manager for the Pepsi Bottling Group’s Great West Business Unit.  While in this role, Mr. Reinhard was also a member of the Pepsi Bottling Group’s Chairman’s Council, a member of the Food Service Strategic Planning Committee, and a member of The Dr. Pepper Bottler Marketing Committee.  Mr. Reinhard joined Pepsi Cola in 1984 after four years with The Proctor & Gamble Distributing Company.  Since 1984 he has held several positions including Vice President/General Manager Pepsi-Lipton Tea Partnership (JV), General Manager Mid-Atlantic Business Unit, Area Vice President Retail Channels, Vice President On-Premise Operations and Area Vice President of Franchise Operations.  Mr. Reinhard holds a BA from Michigan State University and has completed the Executive Business Program at the University of Michigan.

Mr. Reinhard was selected to serve on our Board in light of his substantial experience within the beverage industry and his broad knowledge concerning corporate governance and management.  From 2005-2010, Mr. Reinhard also served as Chairman of our Board.

Robert J. Stetson is the CEO and Chairman of US Restaurant Properties, a privately-owned landlord of chain restaurant properties founded in 2009.  From 1994-2005, he was a founder, director, and CEO (excluding 1999-2001) of U.S. Restaurant Properties Inc., a NYSE traded Real Estate Investment Trust.  He has served on a number of restaurant company boards including Del Frisco’s, Capital Grille and Bugaboo Creek Steakhouses, and Shoney’s Inc.  Additionally, he was President-Restaurant Division of Burger King Corporation and CFO and later CEO of Pearle Vision, the eyewear retailer.  He has a BA from Harvard University and an MBA from Harvard Business School.

Mr. Stetson was selected to serve on our Board in light of his substantial experience within the restaurant industry and his broad knowledge concerning corporate governance, leadership and finance.  From 2015 - 2016 Mr. Stetson also served as Chairman of our Board.

Alan A. Teran is currently a principal in multiple private restaurants.  He previously served on our Board from 1994 to 2010.  Mr. Teran also served as a Director of Morton’s Restaurant Group, Inc. from 1994 until February 2012.  He served as president of the Cork & Cleaver restaurant chain from 1975 to 1981 and served as a Director for Boulder Valley National Bank and Charlie Brown’s Restaurants.  He was one of the first franchisees of Le Peep Restaurants.  Mr. Teran graduated from the University of Akron in 1968 with a degree in business.

Mr. Teran was selected to serve on our Board in light of his substantial experience within the restaurant industry, his experience as an investor in multiple private restaurants, and his prior service on our Board.

There are no family relationships among the directors or between any director and any of our executive officers.  As discussed below, under the heading “Director Independence,” the Board has determined that Messrs. Bailey, Jobson, Reinhard, Stetson and Teran are independent directors under the NASDAQ listing standards.

Executive Officers

Pursuant to Item 401(e) of Regulation S-K, a list of Executive Officers of the Registrant and their relevant experience is reported in Item 11 of this report.

CORPORATE GOVERNANCE

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

Audit Committee: The Audit Committee currently consists of Messrs. Stetson (Chairman), Reinhard and Teran.  It is intended that the Board designate a Chairman of the Audit Committee following the Annual Meeting.  The Board has determined that all of the members of the Audit Committee are “independent,” as defined by the NASDAQ listing standards and by applicable SEC rules.  In addition, the Board has determined that Mr. Stetson is an audit committee financial expert, as that term is defined by the SEC rules, by virtue of having the following attributes through relevant experience: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves; (iii) experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls and procedures for financial reporting; and (v) an understanding of audit committee functions.

The function of the Audit Committee relates to oversight of the auditors, the auditing, accounting, and financial reporting processes, and the review of the Company’s financial reports and information.  In addition, the functions of this Committee have included, among other things, recommending to the Board the engagement or discharge of independent auditors, discussing with the auditors their review of the Company’s quarterly results and the results of their audit, and reviewing the Company’s internal accounting controls.  The Audit Committee operates pursuant to a written Charter adopted by the Board.  A current copy of the Audit Committee Charter is available on our website at www.goodtimesburgers.com.  The Audit Committee held four meetings during the fiscal year ended September 26, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance: Under Section 16(a) of the Exchange Act, directors, executive officers and persons who own more than ten percent of our Common Stock must disclose their initial beneficial ownership of the Common Stock and any changes in that ownership in reports which must be filed with the SEC and the Company. The SEC has designated specific deadlines for these reports and the Company must identify in this proxy statement those persons who did not file these reports when due.

Based solely on a review of the reports filed with the Company and written representations received from reporting persons the Company believes that during the fiscal year ended September 26, 2017 all Section 16(a) filing requirements for its officers, directors, and more than ten percent shareholders were complied with on a timely basis except reports relating to the following directors:

Leanlien, LLC, a trust in which Mr. Robert Stetson beneficially owns 61% and his children beneficially own 39%, filed a late Form 4 on August 31, 2017, reporting one transaction.

REST Redux, LLC, a limited liability company in which Mr. Robert Stetson is the President of REIT Redux GP, LLC, which is the general partner of REST Redux, LLC, filed a late Form 4 on November 17, 2016, reporting one transaction.

REIT Redux, LLC, a limited liability company in which Mr. Robert Stetson is the President of REIT Redux GP, LLC, which is the general partner of REIT Redux, LLC, filed a late Form 4 on November 17, 2016, reporting one transaction.

Eric Reinhard filed a late Form 4 on June 22, 2017, reporting one transaction.

Robert J. Stetson filed a late Form 4 on October 18, 2017, reporting one transaction.

Item 11.	EXECUTIVE COMPENSATION

Executive Officers

The executive officers of the Company are as follows:

Name	Age	Position	With Company Since:
Boyd E. Hoback	62	President & CEO	September 1987
Ryan M. Zink	39	Chief Financial Officer	July 2017
Susan M. Knutson	59	Controller	September 1987
Scott G. LeFever	59	VP of Operations	September 1987

Boyd E. Hoback.  See the description of Mr. Hoback’s business experience under Item 10.

Ryan M. Zink has been Chief Financial Officer since July 2017.  He was the Corporate Finance Director and Reporting Leader for INVISTA, a wholly-owned subsidiary of Koch Industries, Inc. from March 2017 to July 2017.  From March 2014 to March 2017, Ryan was Operations Controller for INVISTA.  From January 2000 to March 2014, he served in various capacities with F&H Acquisition Corp., parent of the Fox and Hound, and Champps restaurant brands, including Senior Vice President of Finance, and more recently as Chief Operating Officer for its Champps concept. Prior to his service with F&H, Ryan worked for KPMG, LLP.  In December 2013, F&H Acquisition Corp. filed a petition seeking relief under Chapter 11 of the United States Bankruptcy Code.

Susan M. Knutson has been Controller since 1993 with direct responsibility for overseeing the accounting department, maintaining cash controls, producing budgets, financials, and quarterly and annual reports required to be filed with the SEC and preparing all information for the annual audit.

Scott G. LeFever has been Vice President of Operations since August 1995, and has been involved in all phases of operations with direct responsibility for restaurant service performance, personnel, and cost controls.

Executive officers do not have fixed terms and serve at the discretion of the Board.  There are no family relationships among the executive officers or directors.

Executive Compensation

The following table sets forth compensation information for the fiscal years ended September 26, 2017 and September 27, 2016 with respect to the Named Executive Officers:

Summary Compensation Table for the Fiscal Years Ended September 26, 2017 and September 27, 2016:

Name and Principal Position	Year	Salary		Bonus(2)	Stock Awards(3)	Option Awards(3)	Non-Equity Incentive Plan Comp.	Nonqualified Deferred Comp. Earnings	All Other Comp.(4),(5)	Total
Boyd E. Hoback	2017	$231,000		$63,885	$67,481	$61,586	-	-	$24,740	$448,692
President & CEO	2016	218,590		$58,652	$51,109	53,430	-	-	26,345	408,126
Ryan M. Zink	2017	32,308	(1)	-	-	-	-	-	18,650	50,958
Chief Financial Officer	2016	-		-	-	-	-	-	-	-
Scott G. LeFever	2017	157,500		30,096	28,756	27,720	-	-	18,956	263,028
Vice President of Operations	2016	149,038		26,400	24,892	22,769	-	-	19,871	242,970
Susan M. Knutson	2017	121,275		16,770	17,714	19,502	-	-	11,802	187,063
Controller	2016	114,760		18,572	21,903	13,358	-	-	12,366	180,959
James K Zielke	2017	174,845	(6)	-	40,259	38,808	-	-	16,678	270,590
Former Chief Financial Officer	2016	185,042		36,960	14,521	31,875	-	-	13,800	282,198

(1)	Mr. Zink began employment with the Company on July 31, 2017.
(2)	The amounts indicated for Bonuses represent the amounts earned in the fiscal year.
(3)
The value of equity awards shown in these columns represents the grant date fair value calculated in accordance with the guidance of FASB ASC 718-10-30, Compensation – Stock Compensation.  The Company’s accounting treatment for, and assumptions made in the valuations of, equity awards is set forth in Note 10 of the notes to the Company’s 2017 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2017.  There were no option awards re-priced in 2017.

(4)	The amounts indicated for Mr. Hoback, Mr. LeFever, Mr. Zielke and Ms. Knutson include an automobile allowance, long-term disability and the Company’s matching contribution to the 401(k) Plan.
(5)	The amount indicated for Mr. Zink includes an automobile allowance and relocation expenses.
(6)	Mr. Zielke terminated employment with the Company on August 31, 2017 and his stock options expired thirty days thereafter.

There were no shares of SARs granted during the fiscal years ended September 26, 2017 or September 27, 2016 nor has there been any nonqualified deferred compensation paid to any Named Executive Officers during the fiscal years ended September 26, 2017 or September 27, 2016.  The Company does not have any plans that provide for specified retirement payments and benefits at, following or in connection with retirement.

The following table sets forth information as of September 26, 2017 on all unexercised options previously awarded to the Named Executive Officers:
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
	# of Securities Underlying Unexercised Options			Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Name	Exercisable(#)	Unexercisable(#)
Boyd E. Hoback	9,501	-		$4.41	11/14/18	8,151	(2)	$23,231	(2)
	4,551	_		$3.45	11/06/19	19,551	(3)	$55,720	(3)
	10,647	_		$1.56	12/13/20
	5,000	_		$1.31	12/14/21
	45,696	_		$2.31	01/02/23
	44,000	_		$2.48	11/21/23
	51,348	25,674		$7.79	03/13/25
	3,327	13,308	(1)	$5.29	11/23/25
	-	29,333	(4)	$3.15	11/16/26
Scott G. LeFever	5,669	-		$4.41	11/14/18	3,970	(2)	$11,315	(2)
	1,449	_		$3.45	11/06/19	8,900	(3)	$25,080	(3)
	7,985	_		$1.56	12/13/20
	22,346	_		$2.31	01/02/23
	13,000	_		$2.48	11/21/23
	7,702	3,851		$7.79	03/13/25
	1,418	5,671	(1)	$5.29	11/23/25
	-	12,500	(4)	$3.15	11/16/26
Susan M. Knutson	2,033	-		$4.41	11/14/18	3,493	(2)	$9,956	(2)
	1,267	_		$3.45	11/06/19	6,191	(3)	$17,644	(3)
	5,323	_		$1.56	12/13/20
	18,132	_		$2.31	01/02/23
	10,000	_		$2.48	11/21/23
	3,680	1,840		$7.79	03/13/25
	832	3,327	(1)	$5.29	11/23/25
	-	7,700	(4)	$3.15	11/16/26
James K. Zielke		None
Ryan M. Zink		None

(1)
The options were granted on November 23, 2015. Assuming continued employment with the Company, the shares under the stock award vest ratably over a five-year period and become fully vested on November 23, 2020.

(2)
The stock award was issued on November 23, 2015. Assuming continued employment with the Company, the shares under the stock award vest ratably over a three-year period and become fully vested on November 23, 2018.

(3)
The stock award was issued on November 16, 2016. Assuming continued employment with the Company, the shares under the stock award vest ratably over a three-year period and become fully vested on November 16, 2019.

(4)
The options were granted on November 16, 2016. Assuming continued employment with the Company, the shares under the stock award vest ratably over a five-year period and become fully vested on November 16, 2021.

Employment Agreements

Boyd E. Hoback: Pursuant to Mr. Hoback’s Employment Agreement, the Executive will receive a minimum annual base salary of $225,000, which base salary may be increased, but not decreased, if the Company’s Board of Directors determines that such increase is appropriate based upon performance reviews of the Executive.  The Executive will also be eligible for performance cash bonuses and equity awards during each year of employment in amounts determined by the Company’s Board of Directors in its sole discretion.  In addition, the Executive will receive an annual discretionary allowance of $15,000 and other benefits generally provided to the Company’s other executive officers under the Company’s welfare benefit plans, practices, policies and programs.

With respect to the Executive, in the event that the Executive’s employment is terminated (i) without cause by the Company, (ii) by the Executive for Good Reason, (iii) by the Executive following a willful and material breach of the Employment Agreement by the Company or (iv) by the death or disability of the Executive, the Executive shall be entitled to an amount equal to the sum of (A) one and one-half times the Executive’s Base Compensation for the fiscal year of the termination, (B) one times the average of the Executive’s annual Target Bonus compensation for the two fiscal years immediately prior to the fiscal year of the termination, and (C) $15,000; and (D) a lump sum amount equal to what the monthly COBRA premium payable for the health insurance coverage of the Executive is at the time of his termination multiplied by 18.  If, within one year after the Company experiences a change in control, the Executive’s employment is terminated (i) without cause by Good Times, (ii) by the Executive for Good Reason, or (iii) as a result of a material breach of the Agreement by Good Times the Executive shall be entitled to an amount equal to an amount equal to 2.99 times the average W-2 Base Compensation and Target Bonus compensation of the Executive for the five fiscal years of Good Times prior to such termination.

The Employment Agreement provides for an initial term of three years from the Effective Date, and unless earlier terminated, the Employment Agreement will automatically extend for additional periods of one year.

Ryan M. Zink: Pursuant to Mr. Zink’s Employment Agreement, the Executive will receive a minimum base salary of $200,000, which base salary may be increased, but not decreased, if the Company’s Board of Directors determines that such increase is appropriate based upon performance review of the Executive.  The Executive will also be eligible for performance cash bonuses and equity awards during each year of employment in amounts determined by the Company’s Board of Directors in its sole discretion.  In addition, the Executive will receive an annual discretionary allowance of $15,000 and other benefits generally provided to the Company’s other executive officers under the Company’s welfare benefit plans, practices, policies and programs.

With respect to the Executive, in the event that the Executive’s employment is terminated (i) without cause by the Company, (ii) by the Executive for Good Reason, (iii) by the Executive following a willful and material breach of the Employment Agreement by the Company or (iv) by the death or disability of the Executive, the Executive shall be entitled to an amount equal to the sum of (A) one half times the Executive’s Base Compensation for the fiscal year of the termination, (B) one half times the average of the Executive’s annual Target Bonus compensation for the two fiscal years immediately prior to the fiscal year of the termination, and (C) $7,500; and (D) a lump sum amount equal to what the monthly COBRA premium payable for the health insurance coverage of the Executive is at the time of his termination multiplied by 6.  If, within one year after the Company experiences a change in control, the Executive’s employment is terminated (i) without cause by Good Times, (ii) by the Executive for Good Reason, or (iii) as a result of a material breach of the Agreement by Good Times the Executive shall be entitled to an amount equal to an amount equal to 2.99 times the average W-2 Base Compensation and Target Bonus compensation of the Executive for the five fiscal years of Good Times prior to such termination.

The Employment Agreement provides for an initial term of three years from the Effective Date, and unless earlier terminated, the Employment Agreement will automatically extend for additional periods of one year.

Scott G. LeFever: Pursuant to Mr. LeFever’s Employment Agreement, the Officer will receive a minimum base salary of $150,000, which base salary may be increased, but not decreased, if the Company’s Board of Directors determines that such increase is appropriate based upon performance reviews of the Officer.  The Officer will also be eligible for performance cash bonuses and equity awards during each year of employment in amounts determined by the Company’s Board of Directors in its sole discretion.  In addition, the Officer will receive an annual discretionary allowance of $12,000 and other benefits generally provided to the Company’s other executive officers under the Company’s welfare benefit plans, practices, policies and programs.

With respect to the Executive, in the event that the Executive’s employment is terminated (i) without cause by the Company, (ii) by the Executive for Good Reason, (iii) by the Executive following a willful and material breach of the Employment Agreement by the Company or (iv) by the death or disability of the Executive, the Executive shall be entitled to an amount equal to the sum of (A) one times the Executive’s Base Compensation for the fiscal year of the termination, (B) one times the average of the Executive’s annual Target Bonus compensation for the two fiscal years immediately prior to the fiscal year of the termination, and (C) $12,000; and (D) a lump sum amount equal to what the monthly COBRA premium payable for the health insurance coverage of the Executive is at the time of his termination multiplied by 12.  If, within one year after the Company experiences a change in control, the Executive’s employment is terminated (i) without cause by Good Times, (ii) by the Executive for Good Reason, or (iii) as a result of a material breach of the Agreement by Good Times the Executive shall be entitled to an amount equal to an amount equal to 2.99 times the average W-2 Base Compensation and Target Bonus compensation of the Executive for the five fiscal years of Good Times prior to such termination.

The Employment Agreement provides for an initial term of three years from the Effective Date, and unless earlier terminated, the Employment Agreement will automatically extend for additional periods of one year.

Susan M. Knutson: Pursuant to Ms. Knutson’s Employment Agreement, the Officer will receive a minimum base salary of $118,000, which base salary may be increased, but not decreased, if the Company’s Board of Directors determines that such increase is appropriate based upon performance reviews of the Officer.  The Officer will also be eligible for performance cash bonuses and equity awards during each year of employment in amounts determined by the Company’s Board of Directors in its sole discretion.  In addition, the Officer will receive an annual discretionary allowance of $6,000 and other benefits generally provided to the Company’s other executive officers under the Company’s welfare benefit plans, practices, policies and programs.

With respect to the Executive, in the event that the Executive’s employment is terminated (i) without cause by the Company, (ii) by the Executive for Good Reason, (iii) by the Executive following a willful and material breach of the Employment Agreement by the Company or (iv) by the death or disability of the Executive, the Executive shall be entitled to an amount equal to the sum of (A) one times the Executive’s Base Compensation for the fiscal year of the termination, (B) one times the average of the Executive’s annual Target Bonus compensation for the two fiscal years immediately prior to the fiscal year of the termination, and (C) $6,000; and (D) a lump sum amount equal to what the monthly COBRA premium payable for the health insurance coverage of the Executive is at the time of his termination multiplied by 12.  If, within one year after the Company experiences a change in control, the Executive’s employment is terminated (i) without cause by Good Times, (ii) by the Executive for Good Reason, or (iii) as a result of a material breach of the Agreement by Good Times the Executive shall be entitled to an amount equal to an amount equal to 2.99 times the average W-2 Base Compensation and Target Bonus compensation of the Executive for the five fiscal years of Good Times prior to such termination.

The Employment Agreement provides for an initial term of three years from the Effective Date, and unless earlier terminated, the Employment Agreement will automatically extend for additional periods of one year.

Directors’ Compensation

Each non-employee director receives $15,000 annually, payable $3,750 quarterly for four regularly scheduled Board of Directors meetings and an additional $1,500 for additional in-person meetings.  The Chairman of the Board receives an additional $500 for each meeting.

Members of the Audit Committee each receive $1,000 annually, payable $250 quarterly for four meetings.  The Chairman of the Audit Committee receives an additional $500 annually, payable $125 quarterly.

Members of the Compensation Committee each receive $1,000 annually, payable $250 quarterly for one annual meeting. The following table sets forth compensation information for the fiscal year ended September 26, 2017 with respect to directors:

Director Compensation Table for Fiscal Year Ended September 26, 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)[1]	Total $
Geoffrey R. Bailey	20,500	9,480	17,357	47,337
Gary Heller	15,000	6,977	17,357	39,334
Eric W. Reinhard	19,500	9,480	17,357	46,337
Alan Teran	17,000	6,977	17,357	41,334
Robert Stetson	18,750	9,480	17,357	45,587
Steve Johnson (2)	8,250	272	6,691	15,213
Charles Jobson (3)	-	-	-	-
Boyd E. Hoback (4)	-	-	-	-

(1)
The value of equity awards shown in these columns includes all amounts expensed in the Company's financial statements in fiscal years 2017 for equity awards in accordance with the guidance of FASB ASC 718-10-30, Compensation – Stock Compensation, excluding any estimate for forfeitures.  The Company’s accounting treatment for, and assumptions made in the valuations of, equity awards is set forth in Note 7 of the notes to the Company’s 2017 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2017.  There were no option awards re-priced in 2017.

(2)	Mr. Johnson resigned from the Board on April 12, 2017. His options expired thirty days thereafter.

(3)	Mr. Jobson joined the Board on April 12, 2017. Mr. Jobson did not receive compensation for his service as a director during fiscal 2017.

(4)	Mr. Hoback is an employee director and does not receive additional fees for service as a member of the Board.

As of September 26, 2017, the following directors held stock equity compensation awards to purchase the following number of shares of our Common Stock: Mr. Bailey 25,507; Mr. Heller 10,841; Mr. Reinhard 11,508; Mr. Teran 19,841; Mr. Stetson 10,841 and Mr. Hoback 242,384.

As of September 26, 2017, the following directors held restricted stock units as follows:  Mr. Bailey 6,482 shares; Mr. Heller 6,482 shares; Mr. Reinhard 6,482 shares; Mr. Teran 6,482 shares; Mr. Stetson 6,482 and Mr. Hoback 27,702.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain the 2008 Omnibus Equity Incentive Compensation Plan, pursuant to which we may grant equity awards to eligible persons, and have outstanding stock options and restricted stock grants issued under our 2001 Good Times Restaurants Stock Option Plan.  Pursuant to stockholder approval in February 2016 the total number of shares available for issuance under the 2008 plan was increased to 1,500,000. For additional information, see Note 7, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements included in this report. The following table gives information about equity awards under our plans as of September 26, 2017:

Equity Compensation Plan Information:
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants & rights	Weighted-average exercise price of outstanding options, warrants & rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	796,691	$4.25	225,195
(1) Excludes restricted stock grants which are issued with an exercise price of $0.

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of shares of the Company’s Common Stock as of December 18, 2017 by each person known by the Company to be the beneficial owner of more than five percent of the shares of the Company’s Common Stock, each director and each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group.  The address for the directors and officers is 141 Union Boulevard, #400, Lakewood, CO 80228.
HOLDER:	Number of shares beneficially owned**		Percent of class(1)
Principal stockholders:
Affiliates of Delta Partners, LP 265 Franklin Street, Ste. 903, Boston, MA 02110	2,265,026	(2)	18.17%
Manatuk Hill Partners, LLC 1465 Post Road, East, Westport, CT 06880	1,041,400	(3)	8.35%
Directors and Officers:
Geoffrey R. Bailey, Director	29,191	(4)	*
Gary J. Heller, Director	12,644	(5)	*
Charles J. Jobson, Director	2,271,226	(2)	18.22%
Eric W. Reinhard, Director	125,627	(6)	1.01%
Robert J. Stetson, Director	571,621	(7)	4.58%
Alan A. Teran, Director	73,412	(8)	*
Boyd E. Hoback, Director/President and Chief Executive Officer	276,235	(9)	2.18%
Ryan M. Zink, Chief Financial Officer	15,000
Scott G. LeFever, VP of Operations	95,158	(10)	*
Susan M. Knutson, Controller	59,686	(11)	*
James K. Zielke, Former Chief Financial Officer	98,346	(12)	*
All current directors and executive officers as a group (10 persons)	3,529,801		27.54%

(1)	Based on 12,467,240 shares of Common Stock outstanding as of December 18, 2017.

(2)
The information as to Delta Partners, LP and affiliates is derived from the Schedule 13D/A as filed with the SEC on November 10, 2017.  Represents 1,363,440 shares held by Prism Partners, L.P., 901,586 shares held by Prism Offshored Fund, Ltd., and 6,200 shares held by Delta Growth Master Fund L.P. Delta Advisors, LLC is the general partner of Prism Partners, L.P. and Delta Growth Master Fund L.P. Delta Partners, LP is the investment manager of Prism Offshore Fund, Ltd. Delta Partners GP, LLC is the general partner of Delta Partners, LP. Charles J. Jobson is the managing member of Delta Advisors, LLC and Delta Partners GP, LLC.

(3)
The information as to Manatuk Hill Partners, LLC and entities controlled directly or indirectly by Manatuk Hill Partners, LLC is derived in part from Schedule 13G/A, as filed with the SEC on December 31, 2016.

(4)	Includes 21,226 shares underlying presently exercisable stock options.

(5)	Includes 7,227 shares underlying presently exercisable stock options.

(6)	Includes 7,227 shares underlying presently exercisable stock options.

(7)
Includes 440,000 shares of Common Stock held beneficially by REIT Redux, LP.  Mr. Stetson is the President of REIT Redux GP, LLC, which is the general partner of REIT Redux, LP.  Also includes 20,500 shares held in Leanlien, LLC., a trust in which Mr. Stetson beneficially owns 61% and his children beneficially own 39%.  Also includes 103,894 shares of common stock held directly by Mr. Stetson and 7,227 shares underlying presently exercisable stock options.  The information as to REIT Redux LP and affiliates is derived in part from Schedule 13D/A, as filed with the SEC on November 10, 2017.

(8)	Includes 16,227 shares underlying presently exercisable stock options and 8,000 shares held in the entity Termar Enterprises, Inc. (“Termar”). Mr. Teran is the President of Termar.

(9)	Includes 183,263 shares underlying presently exercisable stock options.

(10)	Includes 63,486 shares underlying presently exercisable stock options.

(11)	Includes 43,639 shares underlying presently exercisable stock options.

(12)
Mr. Zielke resigned his position as Chief Financial Officer, effective as of August 31, 2017.  The information for Mr. Zielke is based on information available to Good Times as of his termination date and may not reflect current beneficial ownership as of December 18, 2017.

*	Less than one percent.
**
Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since the beginning of fiscal 2016, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest.

Director Independence

The Company’s Common Stock is listed on the NASDAQ Capital Market under the trading symbol “GTIM”.  NASDAQ listing rules require that a majority of the Company’s directors be “independent directors” as defined under NASDAQ Rule 5605(a)(2).

The Board has determined that of the current directors Messrs. Bailey, Jobson, Reinhard, Stetson and Teran are independent directors under the NASDAQ listing standards, while Messrs. Heller and Hoback are not independent under such standards.  The Board has also determined that each of the three current members of the Audit Committee is “independent” for purposes of the NASDAQ listing standards and Rule 10A-3 under the Exchange Act.  In addition, the Board has determined that each of the three current members of the Compensation Committee are “independent,” as defined by the NASDAQ listing standards Rule 10C-1 under the Exchange Act.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Hein for its audit of the Company’s annual financial statements and its review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, were $95,675 for the fiscal year ended September 26, 2017 compared to $126,525 in fees for the fiscal year ended September 27, 2016. The aggregate fees billed for professional services rendered by Moss Adams for its audit of the Company’s annual financial statements were $39,250 for the fiscal year ended September 26, 2017 compared to $0 in fees for the fiscal year ended September 27, 2016.

Audit Related Fees

The aggregate fees billed to the Company for all other audit related fees for services rendered by Hein for the fiscal year ended September 26, 2017 were $12,600 compared to $12,600 in fees for the fiscal year ended September 27, 2016.  These fees are primarily related to audit services provided in connection with other regulatory or statutory filings and a 401(k) Plan audit.

Tax Fees

The aggregate fees billed by Hein for the preparation and review of the Company’s tax returns for the fiscal year ended September 26, 2017 were $30,300 compared to $41,535 in fees for the fiscal year ended September 27, 2016.

All Other Fees

Other than the fees described above, there were no aggregate fees billed by Hein or Moss Adams for the fiscal years ended September 26, 2017 and September 27, 2016.

Policy on Pre-Approval Policies of Auditor Services

Under the provisions of the Audit Committee Charter, all audit services and all permitted non-audit services (unless subject to a de minimis exception allowed by law) provided by our independent auditors, as well as fees and other compensation to be paid to them, must be approved in advance by our Audit Committee.  All audit and other services provided by Hein and Moss Adams during the fiscal years ended September 26, 2017 and September 27, 2016, and the related fees as discussed above, were approved in advance in accordance with SEC rules and the provisions of the Audit Committee Charter.  There were no other services or products provided by Hein or Moss Adams to us or related fees during the fiscal years ended September 26, 2017 and September 27, 2016 except as discussed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:

1)	Financial Statements

The Company’s consolidated financial statements are included beginning on page F-1.

2)	Financial Statement Schedules

All schedules have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Company’s consolidated financial statements and related notes thereto.

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description

2.1**
Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)

3.1(P)
Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)

3.2(P)
Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3
Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

3.4
Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)

3.5
Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

3.6
Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)

3.7
Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)

3.8
Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

3.9
Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)

3.10
Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 6, 2013 (File No. 000-18590) and incorporated herein by reference)

3.11
Amendment to Restated Bylaws of Good Times Restaurants Inc. dated May 2, 2014 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

3.12
Amendment to Restated Bylaws of Good Times Restaurants Inc. dated December 18, 2014 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014 (File No. 000-18590) and incorporated herein by reference)

3.13
Amendment to Restated Bylaws of Good Times Restaurants Inc. dated November 16, 2017 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed November 22, 2017 (File No. 000-18590) and incorporated herein by reference)

4.1
Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

Exhibit	Description
4.2	Form of 3.25% Promissory Note (previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)
10.1+
Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)

10.2+
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

10.6+
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

10.19+
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
10.27+
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

10.30+
Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

Exhibit	Description
10.31+
Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and James K. Zielke (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

10.32+
Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Scott G. LeFever (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

10.33+
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
10.35
Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)

10.36
Employment Agreement, effective August 1, 2017, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2017 (File No. 000-18590) and incorporated herein by reference)

10.37
Cadence Bank First Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 12, 2017 (File No. 000-18590) and incorporated herein by reference)

10.38
Letter to the Securities and Exchange Commission from Hein & Associates LLP (previously filed as Exhibit 16.1 to the registrant’s Current Report on Form 8-K filed November 20, 2017 (File No. 000-18590) and incorporated herein by reference)

21.1*	Subsidiaries of the Company
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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

+	Indicates management compensatory plan, contract, or arrangement.

(P) Paper exhibit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

December 22, 2017	/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Boyd E. Hoback	/s/ Eric W. Reinhard
Boyd E. Hoback, Director and President and Chief Executive Officer (Principal Executive Officer) December 22, 2017	Eric W. Reinhard, Director December 22, 2017

/s/ Ryan M. Zink	/s/ Robert J. Stetson
Ryan M. Zink, Chief Financial Officer (Principal Financial and Accounting Officer) December 22, 2017	Robert J. Stetson, Director December 22, 2017

/s/ Geoffrey R. Bailey	/s/ Alan A. Teran
Geoffrey R. Bailey, Chairman of the Board December 22, 2017	Alan A. Teran, Director December 22, 2017

/s/ Gary J. Heller
Gary J. Heller, Director December 22, 2017

/s/ Charles Jobson
Charles Jobson, Director December 22, 2017

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE

Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Consolidated Balance Sheets – September 26, 2017 and September 27, 2016	F-4

Consolidated Statements of Operations – For the Periods Ended September 26, 2017 and September 27, 2016	F-5

Consolidated Statements of Stockholders’ Equity – For the Period from October 1, 2015 through September 26, 2017	F-6

Consolidated Statements of Cash Flows – For the Periods Ended September 26, 2017 and September 27, 2016	F-7

Notes to Consolidated Financial Statements	F-8 – F-19

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Good Times Restaurants Inc.

We have audited the accompanying consolidated balance sheet of Good Times Restaurants Inc. and subsidiaries (the “Company”) as of September 26, 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 26, 2017, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Denver, Colorado
December 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Good Times Restaurants Inc.

We have audited the accompanying consolidated balance sheet of Good Times Restaurants Inc. and subsidiaries (the “Company”) as of September 27, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Good Times Restaurants Inc. and subsidiaries as of September 27, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP

Denver, Colorado
December 27, 2016

Good Times Restaurants Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)
	Sept 26, 2017	Sept 27,2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,337	$6,330
Receivables	573	425
Prepaid expenses and other	296	349
Inventories	847	631
Notes receivable	13	58
Total current assets	6,066	7,793

PROPERTY AND EQUIPMENT:
Land and building	5,001	5,069
Leasehold improvements	21,159	14,726
Fixtures and equipment	20,945	15,316
	47,105	35,111
Less accumulated depreciation and amortization	(18,636)	(15,512)
Total net property and equipment	28,469	19,599
Assets held for sale	1,221	93
OTHER ASSETS:
Notes receivable, net of current portion	46	59
Deposits and other assets	240	268
Trademarks	3,900	3,900
Other intangibles, net	61	89
Goodwill	15,150	15,076
	19,397	19,392
TOTAL ASSETS	$55,153	$46,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$17	$19
Accounts payable	3,311	1,918
Deferred income	41	23
Other accrued liabilities	3,547	3,162
Total current liabilities	6,916	5,122

LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	5,339	19
Deferred and other liabilities	5,614	3,938
Total long-term liabilities	10,953	3,957
COMMITMENTS AND CONTINGENCIES (Note5)
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc stockholders’ equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, 0 shares issued and outstanding, and outstanding as of Sept. 26, 2017 and Sept. 27, 2016, respectively	0	0
Common stock, $.001 par value; 50,000,000 shares
authorized, 12,427,280 and 12,282,625 shares issued and outstanding as of September 26, 2017 and September 27, 2016, respectively	12	12
Capital contributed in excess of par value	58,939	58,191
Accumulated deficit	(24,380)	(22,125)
Total Good Times Restaurants Inc. stockholders' equity	34,571	36,078
Non-controlling interests	2,713	1,720
Total stockholders’ equity	37,284	37,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,153	$46,877
See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal
	2017	2016
NET REVENUES:
Restaurant sales	$78,395	$63,716
Franchise royalties	685	723
Total net revenues	79,080	64,439

RESTAURANT OPERATING COSTS:
Food and packaging costs	24,900	20,236
Payroll and other employee benefit costs	28,274	22,098
Restaurant occupancy costs	5,759	4,893
Other restaurant operating costs	7,084	5,684
Preopening costs	2,588	1,695
Depreciation and amortization	2,897	2,222
Total restaurant operating costs	71,502	56,828

General and administrative costs	7,002	6,288
Advertising costs	1,694	1,540
Franchise costs	108	108
Asset impairment costs	219	0
(Gain) loss on restaurant asset sale	(23)	(25)

LOSS FROM OPERATIONS	(1,422)	(300)

OTHER INCOME (EXPENSES):
Interest income	9	19
Interest expense	(191)	(126)
Debt extinguishment costs	0	(57)
Other expense	(1)	(1)
Total other expenses, net	(183)	(165)

NET LOSS	$(1,605)	$(465)

Income attributable to non-controlling interests	$(650)	$(856)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,255)	$(1,321)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to common shareholders	$(.18)	$(.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,320,909	12,269,036

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the period from October 1, 2015 through September 26, 2017
(In thousands, except share and per share data)

	Preferred Stock			Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total
BALANCES, October 1, 2015	0	$0	12,259,550	$12	$57,434	$1,615	$(20,804)	$38,257

Stock based compensation cost					718			718
Restricted stock grant vesting			3,544
Stock option exercise			19,531		39			39
Non-controlling interests:
Income						856		856
Contributions						342		342
Distributions						(1,093)		(1,093)
Net Loss attributable to Good Times Restaurants Inc. and comprehensive loss							(1,321)	(1,321)

BALANCES, September 27, 2016	0	$0	12,282,625	$12	$58,191	$1,720	$(22,125)	$37,798

Stock based compensation cost					748			748
Restricted stock grant vesting			144,655
Stock option exercise
Non-controlling interests:
Income						650		650
Contributions						1,421		1,421
Distributions						(1,043)		(1,043)
Acquired through acquisition						(35)		(35)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss							(2,255)	(2,255)

BALANCES, September 26, 2017	0	$0	12,427,280	$12	$58,939	$2,713	$(24,380)	$37,284

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)

	Fiscal
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,605)	$(465)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,101	2,336
Accretion of deferred rent	636	423
Amortization of lease incentive obligation	(314)	(218)
(Gain) loss on disposal of assets	(23)	(25)
Asset impairment costs	219	0
Stock based compensation expense	748	718
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(148)	(236)
Inventories	(216)	(121)
Deposits and other assets	35	(341)
(Decrease) increase in:
Accounts payable	777	(89)
Deferred liabilities	1,413	2,161
Accrued and other liabilities	360	1,255
Net cash provided by operating activities	4,983	5,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(14,513)	(8,501)
Proceeds from sale leaseback transactions	1,927	0
Payment of the purchase of non-controlling interest	(54)	0
Proceeds from sale of assets	0	6
Payments received on loans to franchisees and to others	12	13
Net cash used in investing activities	(12,628)	(8,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long‑term debt	(26)	(3,683)
Borrowings on notes payable and long-term debt	5,300	0
Proceeds from stock option exercises	0	39
Contributions from non-controlling interests	1,421	342
Distributions to non-controlling interests	(1,043)	(1,093)
Net cash (used in) provided by financing activities	5,652	(4,395)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,993)	(7,479)
CASH AND CASH EQUIVALENTS, beginning of year	6,330	13,809
CASH AND CASH EQUIVALENTS, end of year	$4,337	$6,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$115	$161
Non-cash additions of property and equipment	$660	$726

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

Drive Thru commenced operations in 1986 and, as of September 26, 2017, operates twenty-one company-owned and seven joint venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard.  Drive Thru’s restaurants are located in Colorado. In addition, Drive Thru has ten franchises, eight operating in Colorado and two in Wyoming.

BD of Colorado, LLC commenced operations in 2013 and, as of September 26, 2017, operates thirteen company-owned full-service upscale casual dining restaurants under the name Bad Daddy’s Burger Bar, twelve of which are located in Colorado and one is located in Norman, Oklahoma.

BDI and BDFD were acquired on May 7, 2015.  As of September 26, 2017, BDI operates four company-owned and five joint venture full-service upscale casual dining restaurants, also under the name Bad Daddy’s Burger Bar, all of which are located in North Carolina. BDFD has one franchise operating in South Carolina.

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

Fiscal year 2017 began September 28, 2016 and ended September 26, 2017, fiscal year 2016 began October 1, 2015 and ended September 27, 2016. Fiscal 2017 included more operating days than the comparable prior fiscal year.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiaries, one limited partnership in which the Company exercises control as general partner, and five limited liability companies, in which the Company exercises control as managing member. The Company owns an approximate 54% interest in the Drive Thru limited partnership, is the sole general partner and receives a management fee prior to any distributions to the limited partner.  Because the Company owns an approximate 54% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s financial statements.  The Company owns an approximate 51% to 53% interest in six of the Bad Daddy’s limited liability companies and a 23% interest in one. The Company is the managing member and receives a royalty fee and management fee prior to any distributions to the other members.  Because the Company exercises complete management control over all decisions for the seven companies, except for certain veto rights, the financial statements of the limited liability companies are consolidated into the Company’s financial statements.  The equity interests of the unrelated limited partner and members are shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ or members’ share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated in consolidation.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Good Times and Bad Daddy’s brands that benefit both us and our franchisees.  Advertising costs are expensed when the related advertising begins. We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising, we act as an agent for the franchisees with regard to these contributions.  We consolidate the Advertising Funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses.  Contributions to the Advertising Funds from our franchisees were $365,000 and $377,000 for the fiscal years ended September 26, 2017 and September 27, 2016, respectively.

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

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that at times may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000.  The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts.  Certain of the Company’s accounts exceeded the FDIC insured limits as of September 26, 2017.

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees, due in the normal course of business, generally requiring payment within thirty days of the invoice date. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. Currently and historically there have been no allowances for unrecoverable accounts receivable.

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

Assets are classified as held for sale if they meet the criteria outlined in ASC 360, Property, Plant and Equipment. We have classified $1,221,000 of assets as held for sale at September 26, 2017 which are related to an existing Good Times restaurant in Brighton, Colorado. Subsequent to the fiscal year end the assets were sold in a sale-leaseback transaction with net proceeds of approximately $1,390,000.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized.  When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

Trademarks – Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount.  No trademark impairment charges were recognized during 2017 or 2016.

Goodwill – Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired.  Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants.  As of September 26, 2017, the Company had $96,000 of goodwill associated with the Good Times reporting unit and $15,054,000 of goodwill associated with its Bad Daddy’s reporting unit.  No goodwill impairment charges were recognized during 2017 or 2016.

Impairment of Long-Lived Assets – We review our long-lived assets including land, property and equipment for impairment when there are factors that indicate that the carrying amount of an asset may not be recoverable. We assess recovery of assets at the individual restaurant level, and typically includes an analysis of historical cash flows, future operating plans, and cash flow projections in assessing whether there are indicators of impairment.  Recoverability of assets to be held and used is measured by comparing the net book value of the assets of an individual restaurant to the fair value of those assets.   This impairment process involves significant judgment in the use of estimates and assumptions pertaining to future projections and operating results.

Based upon the process described above, the Company recognized a non-cash impairment charge of $219,000 in fiscal 2017 as a result of the current and projected future results of one Good Times restaurant. The company did not recognize an impairment charge in fiscal 2016.

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

Deferred Liabilities – Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent.  An obligation representing future payments (which totaled $1,649,000 as of September 26, 2017) is reflected in the accompanying consolidated balance sheet as a deferred liability.

Lease incentives are recorded as a deferred liability when received and subsequently credited to rent expense on a straight-line basis over the life of the lease. The balance of the lease incentive obligations at September 27, 2016 was $3,800,000 and is reflected in the accompanying consolidated balance sheet as a deferred liability. Also included in the $5,614,000 deferred and other liabilities balance are other long-term liabilities of $10,000 and a $155,000 deferred gain on the sale of the building and improvements of one Company-owned Good Times restaurant in a sale leaseback transaction. The building and improvements were subsequently leased back from the third-party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty-year lease.

Revenue Recognition – Restaurant Sales: Revenue from company restaurant sales is recognized when the food and beverage products are sold and are presented net of sales taxes.

Franchise and Area Development Fees: Individual franchise fee revenue is deferred when received and is recognized as income when the Company has substantially performed all of its obligations under the franchise agreement and the franchisee has commenced operations.  The Company’s commitments and obligations pursuant to the franchise agreements consist of a) development assistance; including site selection, building specifications and equipment purchasing and b) operating assistance; including training of personnel and preparation and distribution of manuals and operating materials.  All of these obligations are effectively complete upon the opening of the restaurant at which time the franchise fee and the portion of any development fee allocable to that restaurant is recognized.  There are no additional material commitments or obligations.

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

Preopening Costs – Restaurant opening costs are expensed as incurred.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2014 through 2017 and several state authorities for 2013 through 2017. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 26, 2017.

Net Income (Loss) Per Common Share – Basic Earnings per Share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and restricted stock grants for 796,961 and 766,999 shares of common stock were not included in computing diluted EPS for the annual periods ending September 26, 2017 and September 27, 2016, respectively, because their effects were anti-dilutive.

Financial Instruments and Concentrations of Credit Risk – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted.  Concentrations of credit risk (whether on or off -balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees (see Note 7).

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables.  At September 27, 2016 notes receivable totaled $59,000 and is due from three entities.  Additionally, the Company has other current receivables totaling $573,000, which includes $68,000 of franchise receivables, $344,000 related to lease incentives and $161,000 for miscellaneous receivables which are all due in the normal course of business. The Company believes it will collect fully on all notes and receivables.

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

Variable Interest Entities – Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  The Company has three franchisees with notes payable to the Company.  These franchisees are VIE’s, however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company.  Therefore, they are not required to be consolidated.

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

Our non-controlling interests consist of one joint venture partnership involving Good Times restaurants and six joint venture partnerships involving Bad Daddy’s restaurants. Three of the six Bad Daddy’s joint venture partnerships were established in fiscal 2017 to fund the construction of Bad Daddy’s restaurants in North Carolina. Two of the restaurants opened in fiscal 2017 and one opened subsequent to the fiscal year end, on October 9, 2017.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This update was issued to replace the current revenue recognition guidance, creating a more comprehensive five-step model.  In March 2016, the FASB issued No. ASU 2016-04, “Liabilities – Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.”  This pronouncement provides guidance for the derecognition of prepaid stored-value product liabilities, consistent with the breakage guidance in Topic 606.  These amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  We do not expect that the adoption of these new standards will have a material impact to our revenue recognition related to company-owned restaurant sales, recognition of royalty fees from our franchise agreement, or impact from recognition of gift card breakage.

In February 2016, the Financial Accounting Standards Board (“FASB”)FASB  issued Accounting Standards Update No. ASU No. 2016-02, “Leases (Topic 842)”, (ASU 2016-02), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 This pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” (ASU 2016-09).   ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  This pronouncement provides clarity in guidance in the instance of a change in the terms or conditions of a share-based payment award.  Both pronouncements are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this standard will have a material impact on our financial position or results from operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the impairment test applied to goodwill.  Under the new standard, goodwill impairment tests will compare the fair value of a reporting unit with its carrying amount.  An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill.  This pronouncement is effective for annual and interim periods beginning after December 15, 2019 and should be applied on a prospective basis.  We do not expect that the adoption of this standard will have a material impact on our financial position or results from operations.

2.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of September 26, 2017 and September 27, 2016:

	September 26, 2017			September 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(58)	58	116	(34)	82
Non-compete agreements	15	(13)	2	15	(8)	7
	$131	$(71)	$60	$131	$(42)	$89
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(71)	$3,960	$4,031	$(42)	$3,989

Goodwill	$15,150	$0	$15,150	$15,076	$0	$15,076

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the fiscal years ended September 26, 2017 and September 27, 2016.  The aggregate amortization expense related to intangible assets subject to amortization was $28,000 in each of the fiscal years ended September 26, 2017 and September 27, 2016.

The estimated aggregate future amortization expense as of September 26, 2017 is as follows, (in thousands):

2018	$18
2019	10
2020	10
2021	10
2022	10
Thereafter	2
$60

3.	Debt and Capital Leases:

	2017	2016
Cadence Bank credit facility	5,300	0
Capital signage leases with Yesco, LLC with payments of principal and interest (8%) due monthly.	0	11
Notes payable with Ally Financial with payments of principal and interest (3.9% to 5%) due monthly. The loans are secured by vehicles.	56	27
	5,356	38
Less current portion	(17)	(19)
Long term portion	$5,339	$19

Cadence Credit Facility

On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR.  As of September 26, 2017, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.2375%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1 and a minimum fixed charge coverage ratio of 1.25:1. As of September 27, 2016, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility and the amendment, the Company paid loan origination costs including professional fees of approximately $197,000 and will amortize these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of September 26, 2017, the outstanding balance on the facility was $5,300,000.

As of September 27, 2016, principal payments on debt become due as follows:

Periods Ending September,
2018	$17
2019	17
2020	11
2021	5,310
2022	1
$5,356

Total interest expense on notes payable and capital leases was $191,000 and $126,000 for fiscal 2017 and fiscal 2016, respectively.

4.	Other Accrued Liabilities:

Other accrued liabilities consist of the following:

	Sept 26, 2017	Sept 27, 2016

Wages and other employee benefits	$1,551	$1,379
Taxes, other than income tax	1,394	1,105
Other	602	678

Total	$3,547	$3,162

5.	Commitments and Contingencies:

As of September 26, 2017, the Company had total commitments outstanding of $558,000 related to construction contracts for Bad Daddy’s restaurants currently under development.  We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

The Company’s office space, and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire over the next 17 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid $55,000 and $74,000 in contingent rentals for fiscal 2017 and fiscal 2016, respectively.

Following is a summary of operating lease activity for the fiscal years ended September 26, 2017 and September 27, 2016:

	2017	2016
Minimum rentals	$4,755	$4,084
Less sublease rentals	(388)	(383)
Net rent paid	$4,367	$3,701

As of September 26, 2017, future minimum rental commitments required under the Company’s operating leases that have initial or remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending September,

2018	$5,763
2019	5,543
2020	4,944
2021	4,481
2022	4,355
Thereafter	17,291
42,377
Less sublease rentals	(1,147)
$41,230

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

6.	Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at the period end:

	2017		2016
	Current	Long Term	Current	Long Term
Deferred assets (liabilities):
Tax effect of net operating loss carry-forward	$0	$4,084	$0	$2,926
General business credits	0	1,378	0	680
Partnership/Joint Venture basis differences	0	(126)	0	(15)
Deferred revenue	0	75	0	79
Property and equipment basis differences	0	(859)	0	(567)
Intangibles basis differences	0	(705)	0	(190)
Other accrued liability and asset difference	117	1,454	112	1,199
Net deferred tax assets	117	5,301	112	4,112
Less valuation allowance*	(117)	(5,301)	(112)	(4,112)
Net deferred tax assets	$0	$0	$0	$0

*	The valuation allowance increased by $1,194,000 during the year ended September 26, 2017.

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $3,057,000 from 2017, $1,915,000 from 2015, and $5,713,000 from 2014 and prior for income tax purposes which expire from 2025 through 2037.  Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year.  The Company has general business tax credits of $1,378,000 from 2015 through 2017 which expire from 2034 through 2037.

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

Total income tax expense for the years ended September 26, 2017 and September 27, 2016 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2017	2016
Total expense (benefit) computed by applying the U.S. Statutory rate (35%)	$(789)	$(462)
State income tax, net of federal tax benefit	(68)	(40)
FICA/WOTC tax credits	(432)	(272)
Expiration of net operating loss carry-forward	0	0
Effect of change in valuation allowance	1,194	723
Permanent differences	119	120
Other	(24)	(69)

Provision for income taxes	$0	$0

7.	Stockholders’ Equity:

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock.  The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

The Company has the authority to issue 50,000,000 shares of common stock, par value $.001, as of September 26, 2017 there were 12,427,280 shares outstanding.

Stock Plans

The Company has an Omnibus Equity Incentive Compensation Plan (the “2008 Plan”), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company’s 2001 Stock Option Plan (the “2001 Plan”).  Pursuant to stockholder approval in September 2012, February 2014 and February 2016 the total number of shares available for issuance under the 2008 Plan was increased to 1,500,000. As of September 26, 2017, 225,195 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

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

The Company recorded $748,000 and $718,000 in total stock option and restricted stock compensation expense during fiscal years 2017 and 2016, respectively, that was classified as general and administrative costs.

Stock Option Awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during fiscal 2017 and fiscal 2016. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 26, 2017, the Company granted a total of 163,992 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between $3.05 and $3.45 and per-share weighted average fair values between $2.17 and $2.49.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Incentive and Non-Statutory Stock Options

	Fiscal 2017	Fiscal 2016
Expected term (years)	6.5 to 7.5	6.5 to 7.5
Expected volatility	75.38% to 80.70%	79.75% to 89.08%
Risk-free interest rate	1.49% to 2.40%	1.35% to 2.07%
Expected dividends	0	0

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

The following table summarizes stock option activity for fiscal year 2017 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding-beg of year	586,082	$ 4.99
Options granted	163,992	$ 3.15
Options exercised	0
Forfeited	(52,936)	$ 4.74
Expired	(15,216)	$ 19.14
Outstanding Sept 26, 2017	681,922	$ 4.25	6.7
Exercisable Sept 26, 2017	430,503	$ 4.04	5.6

As of September 26, 2017, the aggregate intrinsic value of the outstanding and exercisable options was $168,000. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 26, 2017, the total remaining unrecognized compensation cost related to non-vested stock options was $535,000 and is expected to be recognized over a weighted average period of approximately 1.88 years.

There were no stock options exercised during the fiscal year ended September 26, 2017 and there were 19,531 stock options exercised during the fiscal year ended September 27, 2016 with proceeds of $39,000.

Restricted Stock Grants

During the fiscal year 2017, the Company granted a total of 103,440 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values of $3.15 and $3.20 which is equal to the closing price of the stock on the date of the grants. The restricted stock grants vest between three months and three years following the grant date.

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

A summary of the status of non-vested restricted stock as of September 26, 2017 and changes during fiscal 2017 is presented below:

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	180,916	$3.23 to $8.60
Granted	103,440	$3.15 to $3.20
Forfeited	(24,662)	$3.15 to $8.23
Vested	(144,655)	$3.20 to $4.18
Non-vested shares at Sept 26, 2017	115,039	$3.15 to $8.60

As of September 26, 2017, there was $261,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.45 years.

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

The following table summarizes the activity in non-controlling interests during the year ended September 26, 2017 (in thousands):

	Good Times	Bad Daddy’s	Total

Balance at September 27, 2016	$356	$1,364	$1,720
Income	$374	$276	$650
Contributions	$0	$1,421	$1,421
Distributions	$(296)	$(747)	$(1,043)
Acquisition of non-controlling interest	$0	$(35)	$(35)
Balance at September 26, 2017	$434	$2,279	$2,713

Our non-controlling interests consist of one joint venture partnership involving Good Times restaurants and six joint venture partnerships involving Bad Daddy’s restaurants. Three of the six Bad Daddy’s joint venture partnerships were established in fiscal 2016 and fiscal 2017 to fund the construction of Bad Daddy’s restaurants in North Carolina. Two of the restaurants opened in fiscal 2017 and one opened subsequent to the fiscal year end, on October 9, 2017.

8.	Retirement Plan:

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make contributions on both a pre-tax basis or on an after-tax basis (Roth Contributions). In fiscal 2015 the Company modified the plan to include a provision to make a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contribution expense in fiscal 2017 and 2016 was $122,000 and $123,000, respectively.

9.	Segment Reporting:

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

The following tables present information about our reportable segments for the respective periods:

	Period Ended September
	2017	2016
Revenues
Good Times	$31,013	$29,217
Bad Daddy’s	48,067	35,222
	$79,080	$64,439
Income (loss) from operations
Good Times	$322	$804
Bad Daddy’s	(1,104)	(520)
Corporate	(640)	(584)
	$(1,422)	$(300)
Capital Expenditures
Good Times	$4,778	$940
Bad Daddy’s	9,416	7,465
Corporate	319	97
	$14,513	$8,502

Property & Equipment, net
Good Times	$7,061	$5,361
Bad Daddy’s	22,133	14,174
Corporate	496	157
	$29,690	$19,692

10.	Subsequent Events:

On November 6, 2017, the Company closed on a sale leaseback transaction involving a Good Times restaurant in Brighton, Colorado with net proceeds of approximately $1,390,000.