Form 10-Q
period 2017-12-26
Good Times Restaurants Inc.
filed 2018-02-09
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 26, 2017

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

As of February 9, 2018, there were 12,468,326 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended December 26, 2017

PART I. - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	Dec 26, 2017	Sep 26, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,299	$4,337
Receivables, net of allowance for doubtful accounts of $0	643	573
Prepaid expenses and other	216	296
Inventories	882	847
Notes receivable	13	13
Total current assets	5,053	6,066
PROPERTY AND EQUIPMENT:
Land and building	5,002	5,001
Leasehold improvements	22,053	21,159
Fixtures and equipment	21,535	20,945
Total property and equipment	48,590	47,105
Less accumulated depreciation and amortization	(19,520)	(18,636)
Total net property and equipment	29,070	28,469
Assets held for sale	0	1,221
OTHER ASSETS:
Notes receivable, net of current portion	43	46
Deposits and other assets	224	240
Trademarks	3,900	3,900
Other intangibles, net	53	61
Goodwill	15,150	15,150
Total other assets	19,370	19,397

TOTAL ASSETS:	$53,493	$55,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$17	$17
Accounts payable	2,733	3,311
Deferred income	46	41
Other accrued liabilities	2,995	3,547
Total current liabilities	5,791	6,916
LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	$4,835	$5,339
Deferred and other liabilities	6,131	5,614
Total long-term liabilities	10,966	10,953
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 12/26/17 and 09/26/17	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,468,325 and 12,427,280 shares issued and outstanding as of 12/26/17 and 09/26/17, respectively	12	12
Capital contributed in excess of par value	59,057	58,939
Accumulated deficit	(24,963)	(24,380)
Total Good Times Restaurants Inc. stockholders' equity	34,106	34,571

Non-controlling interests	2,630	2,713
Total stockholders’ equity	36,736	37,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,493	$55,153

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
 Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands except share and per share data)

	Quarter Ended
	Dec 26,2017	Dec 27,2016
NET REVENUES:
Restaurant sales	$22,597	$16,386
Franchise royalties	163	169
Total net revenues	22,760	16,555

RESTAURANT OPERATING COSTS:
Food and packaging costs	7,203	5,155
Payroll and other employee benefit costs	8,279	5,995
Restaurant occupancy costs	1,640	1,294
Other restaurant operating costs	2,116	1,528
Preopening costs	577	351
Depreciation and amortization	846	630
Total restaurant operating costs	20,661	14,953

General and administrative costs	1,917	1,645
Advertising costs	507	412
Franchise costs	10	24
Gain on restaurant asset sales	(8)	(6)

LOSS FROM OPERATIONS	(327)	(473)

OTHER INCOME (EXPENSES):
Interest income (expense), net	(83)	(20)
Total other income (expenses), net	(83)	(20)

NET LOSS	$(410)	$(493)

Income attributable to non-controlling interests	$(173)	$(140)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(583)	$(633)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to common shareholders	$(.05)	$(.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,444,748	12,288,365

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Fiscal Year to Date
	Dec 26, 2017	Dec 27, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(410)	$(493)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	908	673

Accretion of deferred rent	113	120

Amortization of lease incentive obligation	(95)	(62)

Stock-based compensation expense	118	199

Recognition of deferred gain on sale of restaurant building	(8)	(6)
Changes in operating assets and liabilities:
Change in:
Receivables and prepaids	(70)	(140)
Inventories	(35)	(16)
Deposits and other assets	80	(47)
Change in:
Accounts payable	(122)	(354)
Deferred liabilities	353	278
Accrued and other liabilities	(563)	(504)
Net cash provided by (used in) operating activities	269	(352)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(1,947)	(2,425)
Proceeds from sale leaseback transaction	1,397	0
Payments received from franchisees and others	3	3
Net cash used in investing activities	(547)	(2,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	900	0
Principal payments on notes payable and long-term debt	(1,404)	(7)
Net contributions (distributions) paid to non-controlling interests	(256)	(32)
Net cash used in financing activities	(760)	(39)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,038)	(2,813)

CASH AND CASH EQUIVALENTS, beginning of period	4,337	6,330

CASH AND CASH EQUIVALENTS, end of period	$3,299	$3,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$68	$1
Change in accounts payable attributable to the purchase of property and equipment	$(456)	$1,844

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 26, 2017 and the results of its operations and its cash flows for the fiscal quarters ended December 26, 2017 and December 27, 2016. Operating results for the fiscal quarter ended December 26, 2017 are not necessarily indicative of the results that may be expected for the year ending September 25, 2018. The condensed consolidated balance sheet as of September 26, 2017 is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 26, 2017.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September.  In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks.  The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Good Times and Bad Daddy’s brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising, we act as an agent for the franchisees with regard to these contributions.  We consolidate the Advertising Funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses.  Contributions to the Advertising Funds from our franchisees were $87,000 in each of the first fiscal quarters of 2018 and 2017.

Note 2.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 26, 2017 and September 26, 2017 (in thousands):

	December 26, 2017			September 26, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(64)	52	116	(57)	59
Non-compete agreements	15	(14)	1	15	(13)	2
	$131	$(78)	$53	$131	$(70)	$61
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(78)	$3,953	$4,031	$(70)	$3,961

Goodwill	$15,150	$0	$15,150	$15,150	$0	$15,150

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the quarter ended December 26, 2017.  The aggregate amortization expense related to these intangible assets subject to amortization was $7,000 for the quarter ended December 26, 2017.

The estimated aggregate future amortization expense as of December 26, 2017 is as follows (in thousands):

Remainder of 2018	$18
2019	23
2020	12
$53

Note 3.	Common Stock

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2015. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million, of which $22,688,052 has been issued.

Note 4.	Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant).  The company recognizes the impact of forfeitures as forfeitures occur.

Our net loss for the quarters ended December 26, 2017 and December 27, 2016 includes $118,000 and $199,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the first fiscal quarter ended December 26, 2017. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the quarter ended December 26, 2017, the Company granted a total of 12,963 incentive stock options, from available shares under its 2008 Plan, as amended, with an exercise price of $2.70 and a per-share weighted average fair value of $1.95.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Quarter Ended 12/26/17 Incentive and Non-Statutory Stock Options	Quarter Ended 12/27/16 Incentive and Non-Statutory Stock Options
Expected term (years)	7.5	6.5 to 7.5
Expected volatility	75.67%	75.66% to 80.70%
Risk-free interest rate	2.17%	1.49% to 2.40%
Expected dividends	0	0

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

The following table summarizes stock option activity for the quarter ended December 26, 2017 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-at beginning of year	681,922	$4.25
Options granted	12,963	$2.70
Options exercised	0
Forfeited	(2,970)	$4.04
Expired	(2,933)	$17.25
Outstanding December 26, 2017	688,982	$4.17	6.5
Exercisable December 26, 2017	467,207	$3.94	5.7

As of December 26, 2017, the aggregate intrinsic value of the outstanding and exercisable options was $58,000 and $58,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 26, 2017, the total remaining unrecognized compensation cost related to non-vested stock options was $485,000 and is expected to be recognized over a weighted average period of approximately 1.8 years.

There were no stock options exercised during the quarters ended December 26, 2017 and December 27, 2016.

Restricted Stock Grants

During the quarter ended December 26, 2017, the Company granted a total of 37,037 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $2.70 which is equal to the closing price of the stock on the date of the grant. The restricted stock grant vests over three years following the grant date.

During the quarter ended December 27, 2016, the Company granted a total of 101,094 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $3.15 which is equal to the closing price of the stock on the date of the grant. The restricted stock grant vests over three years following the grant date.

A summary of the status of non-vested restricted stock as of December 26, 2017 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	115,039	$3.15 to $8.60
Granted	37,037	$2.70
Vested	(41,038)	$3.15 to $4.18
Non-vested shares at December 26, 2017	111,038	$2.70 to $8.60

As of December 26, 2017, there was $314,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.4 years.

Note 5.	Notes Payable and Long-Term Debt

Cadence Credit Facility

On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of December 26, 2017, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.6456%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,500,000. As of December 26, 2017, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility and the amendment, the Company paid loan origination costs including professional fees of approximately $197,000 and will amortize these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of December 26, 2017, the outstanding balance on the facility was $4,800,000.

Note 6.	Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock grants for 800,020 and 984,718 shares of common stock were not included in computing diluted EPS for the quarters ended December 26, 2017 and December 27, 2016, respectively, because their effects were anti-dilutive.

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

Given the results of our impairment analysis at December 26, 2017, there are no restaurants which are impaired.

Trademarks. Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 26, 2017 and December 27, 2016.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired.  Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants.  As of December 26, 2017, the Company had $96,000 of goodwill associated with the Good Times reporting unit and $15,054,000 of goodwill associated with its Bad Daddy’s reporting unit.  No goodwill impairment charges were recognized as of December 26, 2017 and December 27, 2016.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the quarters ended December 26, 2017 and December 27, 2016.  These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the quarters ended December 26, 2017 and December 27, 2016 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2014 through 2017. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 26, 2017.

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

The following table summarizes the activity in non-controlling interests during the quarter ended December 26, 2017 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 26, 2017	$434	$2,279	$2,713
Income	79	94	173
Distributions	(94)	(162)	(256)
Balance at December 26, 2017	$419	$2,211	$2,630

Our non-controlling interests consist of one joint venture partnership involving seven Good Times restaurants and six joint venture partnerships involving six Bad Daddy’s restaurants. Three of the six Bad Daddy’s joint venture partnerships were established in fiscal 2016 and fiscal 2017 to fund the construction of Bad Daddy’s restaurants in North Carolina. Two of the restaurants opened in fiscal 2017 and one opened in October 2017.

Note 11.	Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” (ASU 2016-09).   ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.”  This pronouncement provides clarity in guidance in the instance of a change in the terms or conditions of a share-based payment award.  Both pronouncements are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. The Company adopted both ASUs effective with its 2018 fiscal year; such adoption did not have material impact on our financial position or results from operations.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update No. ASU No. 2016-02, “Leases (Topic 842)”, (ASU 2016-02), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 This pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of ASU 2016-02 will have on its consolidated financial position or results of operations, but expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

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

Note 12.	Subsequent Events

On January 30, 2018 the Company closed one Good Times restaurant in Aurora, Colorado. A non-cash impairment charge of $219,000 related to this restaurant was previously taken in the fiscal year ended September 26, 2017 and no additional loss from disposal of assets is expected. The Company is currently analyzing subleasing opportunities to offset the remaining lease costs over the approximate 17 remaining years of the lease.

Note 13.	Segment Reporting

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended
	Dec 26, 2017	Dec 27, 2016
Revenues
Good Times	$7,688	$6,952
Bad Daddy’s	15,072	9,603
	$22,760	$16,555
Loss from operations
Good Times	$(19)	$(111)
Bad Daddy’s	(190)	(190)
Corporate	(118)	(172)
	$(327)	$(473)
Capital expenditures
Good Times	$20	$953
Bad Daddy’s	1,926	1,441
Corporate	1	31
	$1,947	$2,425

	Dec 26, 2017	Sep 26, 2017
Property and equipment, net
Good Times	$5,635	$7,061
Bad Daddy’s	22,961	22,133
Corporate	474	496
	$29,070	$29,690

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company’s form 10-K for the fiscal year ended September 26, 2017.  Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources.  We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2017.

Overview.

Good Times Restaurant Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (Good Times) and operates and franchises/licenses full service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (Bad Daddy’s).

We are focused on continuing to improve the profitability of Good Times and developing additional Good Times restaurants in our home state of Colorado while developing the Bad Daddy’s concept with additional company-owned restaurants in North Carolina, Oklahoma, Georgia, and Tennessee, in addition to other markets in the U.S., allowing us to leverage the strength and opportunities of both brands.

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

Restaurant locations.

As of December 26, 2017, we operate or franchise a total of thirty-eight Good Times restaurants and twenty-six Bad Daddy’s restaurants.  The following table presents the number of restaurants operating at the end of the first fiscal quarters of 2018 and 2017.

	Company-Owned/Co-Developed/Joint Venture
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2018[1]	2017	2018	2017	2018	2017
Colorado	28	27	12	10	40	37
Oklahoma	0	0	1	0	1	0
North Carolina	0	0	11	7	11	7
Total:	28	27	24	17	52	44

[1]	One restaurant opened in Greeley, CO in Q2 2017.
[2]	Seven restaurants opened between Q2 2017 and Q1 2018: Johnstown and Arvada (CO); Norman (OK); and Fayetteville, Olive Park, Christenbury, and Greenville (NC).

	Franchise/License
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2018	2017	2018[3]	2017	2018	2017
Colorado	8	8	0	0	8	8
North Carolina[1]	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Tennessee[3]	0	0	0	1	0	1
Wyoming[2]	2	2	0	0	2	2
Total:	10	10	2	3	12	13

[1]	One North Carolina location, at the Charlotte Douglas International Airport, is operated pursuant to a License Agreement.
[2]	The two restaurants in Wyoming are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.
[3]	Our franchisee closed the Knoxville, Tennessee location in February 2017.

Results of Operations

The following presents certain historical financial information of our operations.  This financial information includes results for our first fiscal quarters ended December 26, 2017 and December 27, 2017.

Net Revenues. Net revenues for the quarter ended December 26, 2017 increased $6,205,000 or 37.5% to $22,760,000 from $16,555,000 for the quarter ended December 27, 2016.  Bad Daddy’s concept revenues increased $5,469,000 while our Good Times concept revenues increased $736,000.

Good Times restaurant sales increased $735,000 to $7,610,000 for the quarter ended December 26, 2017 from $6,875,000 for the quarter ended December 27, 2016. Good Times same store restaurant sales increased 5.9% during the quarter ended December 26, 2017 compared to the same prior year quarter. Restaurants are included in same store sales after they have been open a full fifteen months.  Restaurant sales increased from the prior quarter due to the same store sales increase and the opening of one new restaurant in March 2017.  The average menu price increase for the quarter ended December 26, 2017 over the same prior year quarter was approximately 4.0%.  Franchise revenues increased $1,000 for the quarter ended December 26, 2017 due to an increase in restaurant sales at the franchise locations.

Bad Daddy’s restaurant sales increased $5,476,000 to $14,987,000 for the quarter ended December 26, 2017 from $9,511,000 for the quarter ended December 27, 2016, primarily attributable to the six new restaurants opened in fiscal 2017 and the two new restaurants opened in the first fiscal quarter of 2018. Bad Daddy’s same store restaurant sales increased 0.7% during the quarter ended December 26, 2017 compared to the same prior year quarter. Excluding the Cherry Creek location which continues to be severely impacted by construction in the surrounding area, Bad Daddy’s same store sales increased 1.3% during the quarter ended December 26, 2017. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.  The average menu price increase for the quarter ended December 26, 2017 over the same prior year quarter was approximately 2.9%.  There were fourteen restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were reduced by $7,000 of lower franchise royalties and license fees compared to the prior year quarter.

Restaurant Operating Costs.

Food and Packaging Costs. Food and packaging costs for the quarter ended December 26, 2017 increased $2,148,000 to $7,203,000 (31.9% of restaurant sales) from $5,155,000 (31.5% of restaurant sales) for the quarter ended December 27, 2016.

Good Times food and packaging costs were $2,571,000 (33.8% of restaurant sales) for the quarter ended December 26, 2017, up from $2,211,000 (32.2% of restaurant sales) for the quarter ended December 27, 2016. Following significant increases in commodity costs during our third and fourth quarters of fiscal 2017, we experienced modest declines in commodity costs, which were offset by increased purchase incidence of our promotionally-priced kids meals during the first quarter of Fiscal 2018.  The cost index on our weighted basket of goods was approximately 6.5% higher than the prior year, impacting our food and packaging costs as a percentage of restaurant sales by approximately 2.1%.

Bad Daddy’s food and packaging costs were $4,632,000 (30.9% of restaurant sales) for the quarter ended December 26, 2017, up from $2,944,000 (31.0% of restaurant sales) for the quarter ended December 27, 2016.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended December 26, 2017 increased $2,284,000 to $8,279,000 (36.6% of restaurant sales) from $5,995,000 (36.6% of restaurant sales) for the quarter ended December 27, 2016.

Good Times payroll and other employee benefit costs were $2,685,000 (35.3% of restaurant sales) in the quarter ended December 26, 2017, up from $2,399,000 (34.9% of restaurant sales) in the same prior year period. $119,000 of the $286,000 increase in payroll and other employee benefit expenses was attributable to the new Good Times restaurant that opened in March 2017. The remaining $168,000 of the increase is primarily due to the increase in restaurant sales and an increase in the average wage paid to our employees, which increased approximately 8.6% in the quarter ended December 26, 2017 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $5,594,000 (37.3% of restaurant sales) for the quarter ended December 26, 2017 up from $3,596,000 (37.8% of restaurant sales) in the same prior year period. The $1,998,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the two new restaurants opened in the first fiscal quarter of 2018.  The decrease of 0.5% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to a higher percentage of restaurants outside of Colorado than last year, states in which there is a lower statutory minimum wage for tipped employees as compared to Colorado.

Occupancy Costs. Occupancy costs for the quarter ended December 26, 2017 increased $346,000 to $1,640,000 (7.3% of restaurant sales) from $1,294,000 (7.9% of restaurant sales) for the quarter ended December 27, 2016.

Good Times occupancy costs were $701,000 (9.2% of restaurant sales) in the quarter ended December 26, 2017, up from $666,000 (9.7% of restaurant sales) in the same prior year period. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017.

Bad Daddy’s occupancy costs were $939,000 (6.3% of restaurant sales) for the quarter ended December 26, 2017 up from $628,000 (6.6% of restaurant sales) in the same prior year period. The $311,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the two new restaurants opened in the first fiscal quarter of 2018.

Other Operating Costs. Other operating costs for the quarter ended December 26, 2017, increased $588,000 to $2,116,000 (9.4% of restaurant sales) from $1,528,000 (9.3% of restaurant sales) for the quarter ended December 27, 2016.

Good Times other operating costs were $649,000 (8.5% of restaurant sales) in the quarter ended December 26, 2017, up from $606,000 (8.8% of restaurant sales) in the same prior year period. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017 as well as increases in repairs and maintenance and bank credit card fees.

Bad Daddy’s other operating costs were $1,467,000 (9.8% of restaurant sales) for the quarter ended December 26, 2017 up from $922,000 (9.7% of restaurant sales) in the same prior year period. The $545,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the two new restaurants opened in the first fiscal quarter of 2018.

New Store Preopening Costs. In the quarter ended December 26, 2017, we incurred $577,000 of preopening costs compared to $351,000 for the quarter ended December 27, 2016.

Good Times preopening costs were $0 for the quarter ended December 26, 2017 compared to $3,000 in the same prior year period.  The prior year costs were related to a new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $577,000 for the quarter ended December 26, 2017 compared to $348,000 in the same prior year period. Preopening costs in the current quarter are primarily attributable to two restaurants that opened in North Carolina during the quarter and one restaurant that opened in Georgia subsequent to the end of the quarter.  In the prior-year period, pre-opening costs are related to the Bad Daddy’s restaurants opened during 2017 in Colorado and North Carolina.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended December 26, 2017 increased $216,000 to $846,000 from $630,000 for the quarter ended December 27, 2016.

Good Times depreciation costs increased $46,000 from $180,000 in the same prior year period to $226,000 in the quarter ended December 26, 2017.

Bad Daddy’s depreciation costs increased $170,000 from $450,000 in the same prior year period to $620,000 in the quarter ended December 26, 2017. The $170,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the two new restaurants opened in the first fiscal quarter of 2018.

General and Administrative Costs. General and administrative costs for the quarter ended December 26, 2017, increased $272,000 to $1,917,000 (8.4% of total revenue) from $1,645,000 (9.9% of total revenues) for the quarter ended December 27, 2016.

The $272,000 increase in general and administrative expenses in the quarter ended December 26, 2017 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs of $129,000
•	Decrease in incentive stock compensation cost of $81,000
•	Increase in professional fees of $68,000 primarily attributable to legal expenses related to the Company’s response to SEC filings by shareholders affiliated with two former directors
•	Increase in our corporate office rent of $35,000
•	Increase in payroll processing fees of $28,000
•	Net increases in all other expenses of $93,000

Total general and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands, however we anticipate they will continue to decrease as a percentage of revenue as additional restaurants are developed.

Advertising Costs. Advertising costs for the quarter ended December 26, 2017, increased $95,000 to $507,000 (2.2% of restaurant sales) from $412,000 (2.5% of restaurant sales) for the quarter ended December 27, 2016.

Good Times advertising costs were $347,000 (4.6% of restaurant sales) in the quarter ended December 26, 2017 compared to $312,000 (4.5% of restaurant sales) in the same prior year period.

Bad Daddy’s advertising costs were $160,000 (1.1% of restaurant sales) in the quarter ended December 26, 2017 compared to $100,000 (1.1% of restaurant sales) in the same prior year period. The $60,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the two new restaurants opened in the first fiscal quarter of 2018.

Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales. We anticipate that for the balance of fiscal 2018 Good Times advertising costs will remain consistent as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4.5% of restaurant sales.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Franchise Costs. In the quarter ended December 26, 2017, we incurred $10,000 of franchise costs compared to $24,000 for the quarter ended December 27, 2016.

The costs are primarily related to the Good Times franchised restaurants.

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for the quarter ended December 26, 2017 was $8,000 compared to a gain of $6,000 for the quarter ended December 27, 2016.

The gain in both periods is primarily related to the deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Loss from Operations. The loss from operations was $327,000 in the quarter ended December 26, 2017 compared to a loss from operations of $473,000 for the quarter ended December 27, 2016.

The change in income from operations for the quarter ended December 26, 2017 is due primarily to matters discussed in the "Net Revenues”, “Restaurant Operating Costs" and "General and Administrative Costs" sections above.

Net Loss. The net loss was $410,000 for the quarter ended December 26, 2017 compared to a net loss of $493,000 for the quarter ended December 27, 2016.

The change from the quarter ended December 27, 2016 to the quarter ended December 26, 2017 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs" and "General and Administrative Costs", as well as an increase in net interest expense of $63,000 for the quarter ended December 26, 2017 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. For the quarter ended December 26, 2017, the income attributable to non-controlling interests was $173,000 compared to $140,000 for the quarter ended December 27, 2016.

The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants. $79,000 of the current year income is attributable to the Good Times joint venture restaurants, compared to $87,000 in the same prior year period. $94,000 of the current year income is attributable to the BDI joint venture restaurants, compared to $53,000 in the same prior year period.  This $41,000 increase is primarily due to a greater number of joint venture store operating weeks in the current quarter compared to the same prior year period.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the fiscal quarters:

	Quarter Ended
	Dec 26, 2017	Dec 27, 2016
Adjusted EBITDA:
Net loss, as reported	$(583)	$(633)
Depreciation and amortization	809	602
Interest expense	84	20
EBITDA	310	(11)
Preopening expense	485	293
Non-cash stock based compensation	118	199
GAAP rent in excess of cash rent	(28)	(3)
Non-cash disposal of asset	(8)	(6)
Adjusted EBITDA	$877	$472

Liquidity and Capital Resources

Cash and Working Capital: As of December 26, 2017, we had a working capital deficit of $738,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have two to four weeks to pay our vendors.  This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened.  We believe that with our ability to access the Cadence Bank credit facility in addition to cash flow generated from our existing restaurants, that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2018.  As of December 26, 2017, we had total commitments outstanding of $1,198,000 related to construction contracts for Bad Daddy’s restaurants currently under development.  We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

Financing:

Cadence Credit Facility: On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of December 26, 2017, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.6456%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,500,000. As of December 26, 2017, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility and the amendment, the Company paid loan origination costs including professional fees of approximately $197,000 and will amortize these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of December 26, 2017, the outstanding balance on the facility was $4,800,000.

Capital Expenditures. Planned capital expenditures for the balance of fiscal 2018 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s restaurants and reimage and remodel costs for Good Times restaurants.

Assets Held for Sale. On April 28, 2017 the Company purchased the land and building of a company owned Good Times in Brighton, Colorado for $1,179,000. At September 26, 2017 $1,221,000 of assets were classified as assets held for sale in the accompanying consolidated balance sheet. We finalized a sale lease-back transaction in November 2017 with proceeds of $1,397,000. The resulting gain of $170,000 on the transaction was deferred and will be recognized over the life of the fifteen-year lease.

Cash Flows. Net cash provided by operating activities was $269,000 for the quarter ended December 26, 2017. The net cash provided by operating activities for the quarter ended December 26, 2017 was the result of a net loss of $410,000 as well as cash and non-cash reconciling items totaling $679,000 (comprised of 1) depreciation and amortization of $908,000, 2) accretion of deferred rent of $113,000, 3) amortization of lease incentive obligations of $95,000, 4) stock-based compensation expense of $118,000, 5) an increase in receivables of $70,000, 6) an increase in deferred liabilities related to tenant allowances of $347,000, 7) a decrease in accounts payable of $122,000, 8) a decrease in accrued liabilities of $563,000 and 8) a net increase in other operating assets and liabilities of $43,000).

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

Net cash used in investing activities for the quarter ended December 26, 2017 was $547,000 which primarily reflects the purchases of property and equipment of $1,947,000 and sale leaseback proceeds of $1,397,000. Purchases of property and equipment comprised primarily of the following:

•	$1,644,000 in costs for the development of Bad Daddy’s locations

•	$283,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$20,000 for miscellaneous capital expenditures related to our Good Times restaurants

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

Net cash used in financing activities for the quarter ended December 26, 2017 was $760,000, which includes principal payments on notes payable, long-term debt and capital leases of $1,404,000, borrowings on notes payable and long-term debt of $900,000 and distributions to non-controlling interests of $256,000.

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

Subsequent Events

On January 30, 2018 the Company closed one Good Times restaurant in Aurora, Colorado. A non-cash impairment charge of $219,000 related to this restaurant was previously taken in the fiscal year ended September 26, 2017 and no additional loss from disposal of assets is expected. The Company is currently analyzing subleasing opportunities to offset the remaining lease costs over the approximate 17 remaining years of the lease.

Impact of Inflation

The total menu price increases taken at our Good Times restaurants during fiscal 2017 were approximately 4.5%, and we have taken an additional 0.5% increase in the first quarter of fiscal 2018.  The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2017 were approximately 2.9%.  We did not take any material menu price increases during the first quarter of fiscal 2018.  Commodity costs rose significantly during the final two fiscal quarters of 2017 but have moderately declined during the first fiscal quarter of 2018.   When combined with anticipated menu price increases, we expect Good Times’ and Bad Daddy’s’ food and packaging costs to remain consistent with the current quarter, or decline slightly as a percentage of sales during the remainder of fiscal 2018.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales in December January, February and March.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on form 10Q, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 26, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GOOD TIMES RESTAURANTS INC.

DATE: February 9, 2018
Boyd E. Hoback President and Chief Executive Officer

Ryan M. Zink Chief Financial Officer