Form 10-Q
period 2018-03-27
Good Times Restaurants Inc.
filed 2018-05-11
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 27, 2018

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

As of May 10, 2018, there were 12,468,326 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q
Quarter Ended March 27, 2018

PART I. - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	Mar 27 2018	Sep 26 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,875	$4,337
Receivables, net of allowance for doubtful accounts of $0	613	573
Prepaid expenses and other	260	296
Inventories	871	847
Notes receivable	14	13
Total current assets	5,633	6,066
PROPERTY AND EQUIPMENT:
Land and building	5,002	5,001
Leasehold improvements	23,626	21,159
Fixtures and equipment	22,250	20,945
Total property and equipment	50,878	47,105
Less accumulated depreciation and amortization	(20,506)	(18,636)
Total net property and equipment	30,372	28,469
Assets held for sale	0	1,221
OTHER ASSETS:
Notes receivable, net of current portion	39	46
Deposits and other assets	208	240
Trademarks	3,900	3,900
Other intangibles, net	47	61
Goodwill	15,150	15,150
Total other assets	19,344	19,397

TOTAL ASSETS:	$55,349	$55,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$17	$17
Accounts payable	2,830	3,311
Deferred income	41	41
Other accrued liabilities	4,348	3,547
Total current liabilities	7,236	6,916
LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	$5,131	$5,339
Deferred and other liabilities	6,506	5,614
Total long-term liabilities	11,637	10,953
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 03/27/18 and 09/26/17	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,468,326 and 12,427,280 shares issued and outstanding as of 03/27/18 and 09/26/17, respectively	12	12
Capital contributed in excess of par value	59,154	58,939
Accumulated deficit	(25,394)	(24,380)
Total Good Times Restaurants Inc. stockholders' equity	33,772	34,571

Non-controlling interests	2,704	2,713
Total stockholders’ equity	36,476	37,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,349	$55,153

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries Consolidated Statements of Operations
 (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year to Date
	Mar 27, 2018	Mar 28, 2017	Mar 27, 2018	Mar 28, 2017
NET REVENUES:
Restaurant sales	$23,342	$18,077	$45,939	$34,463
Franchise royalties	167	162	330	331
Total net revenues	23,509	18,239	46,269	34,794
RESTAURANT OPERATING COSTS:
Food and packaging costs	7,118	5,614	14,321	10,769
Payroll and other employee benefit costs	8,642	6,675	16,921	12,670
Restaurant occupancy costs	1,788	1,429	3,428	2,723
Other restaurant operating costs	2,137	1,579	4,253	3,107
Preopening costs	496	567	1,073	918
Depreciation and amortization	882	703	1,728	1,333
Total restaurant operating costs	21,063	16,567	41,724	31,520

General and administrative costs	1,898	1,746	3,815	3,391
Advertising costs	515	431	1,022	843
Franchise costs	11	28	21	52
Asset impairment costs	72	0	72	0
Gain on restaurant asset sale	(9)	(5)	(17)	(11)

LOSS FROM OPERATIONS	(41)	(528)	(368)	(1,001)

Other Expenses:
Interest expense, net	(91)	(36)	(174)	(56)
Total other expenses, net	(91)	(36)	(174)	(56)

NET LOSS	$(132)	$(564)	$(542)	$(1,057)
Income attributable to non-controlling interests	(299)	(147)	(472)	(287)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(431)	$(711)	$(1,014)	$(1,344)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(.03)	$(.06)	$(.08)	$(.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,468,326	12,297,550	12,456,537	12,292,932

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)

	Fiscal Year to Date
	Mar 27 2018	Mar 28 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(542)	$(1,057)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,852	1,423
Accretion of deferred rent	244	270
Amortization of lease incentive obligation	(201)	(131)
Asset impairment costs	72	0
Stock-based compensation expense	215	404
Recognition of deferred gain on sale of restaurant building	(17)	(13)
Loss on disposal of assets	0	2
Changes in operating assets and liabilities:
Change in:
Receivables and other	(40)	(220)
Inventories	(24)	(68)
Deposits and other	35	(58)
Change in:
Accounts payable	(98)	258
Deferred liabilities	703	662
Accrued and other liabilities	794	715
Net cash provided by operating activities	2,993	2,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(4,169)	(6,697)
Proceeds from sale leaseback transaction	1,397	1,722
Payments received from franchisees and others	6	5
Net cash used in investing activities	(2,766)	(4,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	1,400	1,400
Principal payments on notes payable and long-term debt	(1,608)	(14)
Net distributions paid to non-controlling interests	(481)	(105)
Net cash provided by (used in) financing activities	(689)	1,281

NET CHANGE IN CASH AND CASH EQUIVALENTS	(462)	(1,502)

CASH AND CASH EQUIVALENTS, beginning of period	4,337	6,330

CASH AND CASH EQUIVALENTS, end of period	$3,875	$4,828

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$68	$20
Change in accounts payable attributable to the purchase of property and equipment	$(383)	$1,046

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 27, 2018 and the results of its operations and its cash flows for the fiscal quarters ended March 27, 2018 and March 28, 2017. Operating results for the fiscal quarter ended March 27, 2018 are not necessarily indicative of the results that may be expected for the year ending September 25, 2018. The condensed consolidated balance sheet as of September 26, 2017 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.  As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 26, 2017.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September.  In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks.  The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Good Times and Bad Daddy’s brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising, we act as an agent for the franchisees with regard to these contributions.  We consolidate the Advertising Funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses.  Contributions to the Advertising Funds from our franchisees were $175,000 and $174,000 for the first and second fiscal quarters of 2018 and 2017, respectively.

Note 2.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 27, 2018 and September 26, 2017 (in thousands):

	March 27, 2018			September 26, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(69)	47	116	(57)	59
Non-compete agreements	15	(15)	0	15	(13)	2
	$131	$(84)	$47	$131	$(70)	$61
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(84)	$3,947	$4,031	$(70)	$3,961

Goodwill	$15,150	$0	$15,150	$15,150	$0	$15,150

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the two quarters ended March 27, 2018.  The aggregate amortization expense related to these intangible assets subject to amortization was $14,000 for the two quarters ended March 27, 2018.

The estimated aggregate future amortization expense as of March 27, 2018 is as follows (in thousands):

Remainder of 2018	$12
2019	23
2020	12
$47

Note 3.	Common Stock

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

Our net loss for the two quarters ended March 27, 2018 and March 28, 2017 includes $215,000 and $404,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the first two fiscal quarters ended March 27, 2018. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the two quarters ended March 27, 2018, the Company granted a total of 18,274 incentive stock options, from available shares under its 2008 Plan, as amended, with an exercise prices between $2.70 and $2.73 and per-share weighted average fair values between $1.65 and $1.95.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2018 Incentive and Non-Statutory Stock Options	Fiscal 2017 Incentive and Non-Statutory Stock Options
Expected term (years)	7.5	6.5 to 7.5
Expected volatility	75.33% to 75.67%	75.66% to 80.70%
Risk-free interest rate	2.17% to 2.35%	1.49% to 2.40%
Expected dividends	0	0

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

The following table summarizes stock option activity for the two quarters ended March 27, 2018 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-at beginning of year	681,922	$4.25
Options granted	18,274	$2.71
Options exercised	0
Forfeited	(22,338)	$5.49
Expired	(2,933)	$17.25
Outstanding March 27, 2018	674,925	$4.12	6.3
Exercisable March 27, 2018	513,054	$4.28	5.6

As of March 27, 2018, the aggregate intrinsic value of the outstanding and exercisable options was $243,000 and $235,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of March 27, 2018, the total remaining unrecognized compensation cost related to non-vested stock options was $404,000 and is expected to be recognized over a weighted average period of approximately 1.8 years.

There were no stock options exercised during the two quarters ended March 27, 2018 and March 28, 2017.

Restricted Stock Units

During the two quarters ended March 27, 2018, the Company granted a total of 37,037 restricted stock units from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $2.70 which is equal to the closing price of the stock on the date of the grant. The restricted stock units vest over three years following the grant date.

During the two quarters ended March 28, 2017, the Company granted a total of 103,440 restricted stock units to certain employees and executive officers from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values of $3.15 and $3.20 which is equal to the closing prices of the stock on the dates of the grants. The restricted stock units vest between three months and three years following the grant date.

A summary of the status of non-vested restricted stock as of March 27, 2018 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	115,039	$3.15 to $8.60
Granted	37,037	$2.70
Forfeited	(4,175)	$3.15 to $4.18
Vested	(41,037)	$3.15 to $4.18
Non-vested shares at March 27, 2018	106,864	$2.70 to $8.60

As of March 27, 2018, there was $257,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.3 years.

Note 5.	Notes Payable and Long-Term Debt

Cadence Credit Facility

On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of March 27, 2018, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.6683%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,500,000. As of March 27, 2018, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility and the amendment, the Company paid loan origination costs including professional fees of approximately $197,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of March 27, 2018, the outstanding balance on the facility was $5,100,000.

Note 6.	Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock grants for 781,789 and 987,064 shares of common stock were not included in computing diluted EPS for the two quarters ended March 27, 2018 and March 28, 2017, respectively, because their effects were anti-dilutive.

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

On January 30, 2018 the Company closed one Good Times restaurant in Aurora, Colorado. A non-cash impairment charge of $219,000 related to this restaurant was previously taken in the fiscal year ended September 26, 2017 and no additional loss from disposal of assets is expected. The Company is currently marketing the property and intends to sublease the property to a suitable tenant over the approximate 17-year remaining term of the lease.  The company expects to be able to sublease this property at or above its contractual lease rate, but expects an approximate six-month period of time between the end of the current quarter before any sublease income is received.  As such, we recorded non-cash rent of approximately $48,000 reflecting the expected fair value of future lease costs, net of sublease income, associated with the closing of this restaurant.

Given the results of our analysis at March 27, 2018, we identified one restaurant where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets.  This restaurant, an additional Good Times restaurant in Aurora, Colorado, was closed subsequent to end of the quarter ending March 27, 2018, on April 22, 2018. We recorded a non-cash charge of $72,000 related to the impairment of this restaurant during the quarter ending March 27, 2018.  No additional loss from disposal of assets is expected associated with this property. Prior to its closure, but also subsequent to the end of the current quarter, on April 6, 2018, the company entered into a sublease of this property, the terms of which will provide sublease income substantially equal to the lease costs over the approximate 5 remaining years of the lease.

Trademarks. Trademarks have been determined to have an indefinite life.  We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 27, 2018 and March 28, 2017.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired.  Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants.  As of March 27, 2018, the Company had $96,000 of goodwill associated with the Good Times reporting unit and $15,054,000 of goodwill associated with its Bad Daddy’s reporting unit.  No goodwill impairment charges were recognized as of March 27, 2018 and March 28, 2017.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the two quarters ended March 27, 2018 and March 28, 2017.  These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the two quarters ended March 27, 2018 and March 28, 2017 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2014 through 2017. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 27, 2018.

On December 22, 2017 the U.S. government enacted legislation that has been commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”).  The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system.  As 100% of our current operations, and our operations for the foreseeable future are conducted within the U.S., the changes with respect to treatment of earnings outside of the U.S. will have no impact on our financial statements.  In addition to the change in the corporate income tax rate and changes related to foreign source income, the Tax Act makes changes to the deductibility of certain items, such as meals provided to employees; and changes that allow for accelerated depreciation of certain capital expenditures.  Due to a combination of the current full valuation allowance on our deferred tax assets, as well as a significant Net Operating Loss carryforward, we do not believe that the legislative changes enacted by the Tax Act will have a material impact on our financial statements.

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

The following table summarizes the activity in non-controlling interests during the two quarters ended March 27, 2018 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 26, 2017	$434	$2,279	$2,713
Income	154	318	472
Contributions	0	17	17
Distributions	(182)	(316)	(498)
Balance at March 27, 2018	$406	$2,298	$2,704

Our non-controlling interests consist of one joint venture partnership involving seven Good Times restaurants and seven joint venture partnerships involving seven Bad Daddy’s restaurants, including one Bad Daddy’s restaurant that is currently under construction. Six of the seven Bad Daddy’s joint venture partnerships were established prior to the beginning of fiscal 2018 to fund the construction of Bad Daddy’s restaurants in North Carolina. Two of these six restaurants opened in fiscal 2017 and one opened during the first quarter of fiscal 2018. One of the Bad Daddy’s joint venture partnerships was established in fiscal 2018 to fund the construction of a Bad Daddy’s restaurant in Greensboro, North Carolina which is currently under construction and is expected to open during fiscal 2018.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update No. ASU No. 2016-02, “Leases (Topic 842)”, (ASU 2016-02), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 This pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of ASU 2016-02 will have on its consolidated financial position or results of operations and expect that it will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

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

On April 22, 2018 the Company closed one Good Times restaurant in Denver, Colorado. We recorded a non-cash charge of $72,000 related to the impairment of this restaurant during the quarter ending March 27, 2018. No additional loss from disposal of assets is expected. On April 6, 2018, we entered into a sublease of this property, the terms of which will provide sublease income substantially equal to the lease costs over the approximate 5 remaining years of the lease.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Two Quarters Ended
	Mar 27 2018	Mar 28 2017	Mar 27 2018	Mar 28 2017
Revenues
Good Times	$7,466	$6,964	$15,154	$13,916
Bad Daddy’s	16,043	11,275	31,115	20,878
	$23,509	$18,239	$46,269	$34,794
Income (Loss) from operations
Good Times	$(139)	$(228)	$(158)	$(339)
Bad Daddy’s	198	(106)	8	(296)
Corporate	(100)	(194)	(218)	(366)
	$(41)	$(528)	$(368)	$(1,001)
Capital expenditures
Good Times	$157	$1,930	$177	$2,883
Bad Daddy’s	2,063	2,226	3,989	3,667
Corporate	2	116	3	147
	$2,222	$4,272	$4,169	$6,697

	Mar 27 2018	Sep 26 2017
Property and equipment, net
Good Times	$5,483	$7,061
Bad Daddy’s	24,451	22,133
Corporate	438	496
	$30,372	$29,690

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restaurant locations.

As of March 27, 2018, we operated or franchised a total of thirty-seven Good Times restaurants and twenty-seven Bad Daddy’s restaurants.  The following table presents the number of restaurants operating at the end of the first fiscal quarters of 2018 and 2017.

The following table presents the number of restaurants open at the end of the fiscal quarters March 27, 2018 and March 28, 2017.

Company-Owned/Co-Developed/Joint Venture:
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2018[1]	2017	2018[2]	2017	2018	2017
Colorado	27	28	12	10	39	38
Oklahoma	0	0	1	0	1	0
Georgia	0	0	1	0	1	0
North Carolina	0	0	11	8	11	8
Total:	27	28	25	18	52	46

[1]	One restaurant closed in Aurora, CO during Q2 2018 with an additional restaurant in Denver, CO closing subsequent to the end of Q2 2018.
[2]	Seven restaurants opened between Q2 2017 and Q2 2018: Johnstown and Arvada (CO); Norman (OK); Olive Park, Christenbury, and Greenville (NC); and Chamblee (GA).

Franchise/License:
State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2018	2017	2018[3]	2017	2018	2017
Colorado	8	8	0	0	8	8
North Carolina[1]	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Wyoming[2]	2	2	0	0	2	2
Total:	10	10	2	2	12	12

[1]	One North Carolina location, at the Charlotte Douglas International Airport, is operated pursuant to a License Agreement.
[2]	The two restaurants in Wyoming are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.

Results of Operations

The following presents certain historical financial information of our operations.  This financial information includes results for our first two fiscal quarters ended March 27, 2018 and March 28, 2017.

Net Revenues. Net revenues for the quarter ended March 27, 2018 increased $5,270,000 or 28.9% to $23,509,000 from $18,239,000 for the quarter ended March 28, 2017.  Bad Daddy’s concept revenues increased $4,768,000 while our Good Times concept revenues increased $502,000.

Good Times restaurant sales increased $499,000 to $7,389,000 for the quarter ended March 27, 2018 from $6,890,000 for the quarter ended March 28, 2017. Good Times same store restaurant sales increased 7.1% during the quarter ended March 27, 2018 compared to the same prior year quarter. Restaurants are included in same store sales after they have been open a full fifteen months.  Restaurant sales increased from the prior quarter due to the same store sales increase and the opening of one new restaurant in March 2017.  The average menu price increase for the quarter ended March 27, 2018 over the same prior year quarter was approximately 4.7%.  Franchise revenues increased $3,000 for the quarter ended March 27, 2018 due to an increase in restaurant sales at the franchise locations.

Bad Daddy’s restaurant sales increased $4,766,000 to $15,953,000 for the quarter ended March 27, 2018 from $11,187,000 for the quarter ended March 28, 2017, primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two fiscal quarters of 2018.  Bad Daddy’s same store restaurant sales increased 0.2% during the quarter ended March 27, 2018 compared to the same prior year quarter. Excluding the Cherry Creek location which continues to be severely impacted by construction in the surrounding area, Bad Daddy’s same store sales increased 0.7% during the quarter ended March 27, 2018. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.  The average menu price increase for the quarter ended March 27, 2018 over the same prior year quarter was approximately 4.0%.  There were fifteen restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were increased by $2,000 of higher franchise royalties and license fees compared to the prior year quarter.

Net revenues for the two quarters ended March 27, 2018 increased $11,475,000 or 33.0% to $46,269,000 from $34,794,000 for the quarter ended March 28, 2017.  Bad Daddy’s concept revenues increased $10,237,000 while our Good Times concept revenues increased $1,238,000.

Good Times restaurant sales increased $1,234,000 to $14,998,000 for the two quarters ended March 27, 2018 from $13,764,000 for the two quarters ended March 28, 2017. Good Times same store restaurant sales increased 6.5% during the two quarters ended March 27, 2018 compared to the same prior year quarters. Restaurants are included in same store sales after they have been open a full fifteen months.  Restaurant sales increased from the prior two quarters due to the same store sales increase and the opening of one new restaurant in March 2017.  The average menu price increase for two quarters ended March 27, 2018 over the same prior year quarters was approximately 4.4%.  Franchise revenues increased $4,000 for the two quarters ended March 27, 2018 due to an increase in restaurant sales at the franchise locations.

Bad Daddy’s restaurant sales increased $10,242,000 to $30,941,000 for the two quarters ended March 27, 2018 from $20,699,000 for the two quarters ended March 28, 2017, primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two fiscal quarters of 2018.  Bad Daddy’s same store restaurant sales increased 0.4% during the two quarters ended March 27, 2018 compared to the same prior year quarters. Excluding the Cherry Creek location which continues to be severely impacted by construction in the surrounding area, Bad Daddy’s same store sales increased 0.9% during the two quarters ended March 27, 2018. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months.  The average menu price increase for the two quarters ended March 27, 2018 over the same prior year quarters was approximately 3.5%.  There were fourteen restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were reduced by $5,000 of lower franchise royalties and license fees compared to the prior year quarters.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended March 27, 2018 increased $1,504,000 to $7,118,000 (30.5% of restaurant sales) from $5,614,000 (31.1% of restaurant sales) for the quarter ended March 28, 2017.

Good Times food and packaging costs were $2,391,000 (32.4% of restaurant sales) for the quarter ended March 27, 2018, up from $2,187,000 (31.7% of restaurant sales) for the quarter ended March 28, 2017. This increase as a percent of sales is due primarily to elevated year-over-year prices for bacon and all-natural beef, the latter of which did not experience the same sequential decline as seen for beef not certified as “all-natural.”

Bad Daddy’s food and packaging costs were $4,727,000 (29.6% of restaurant sales) for the quarter ended March 27, 2018, up from $3,427,000 (30.6% of restaurant sales) for the quarter ended March 28, 2017. This increase is primarily due to a greater number of operating restaurants during the current quarter versus the same quarter in the prior year.  The decline as a percent of sales is primarily due to a sequential reduction in cost of proteins, primarily beef, coupled with year-over-year increases in menu prices.

Food and packaging costs for the two quarters ended March 27, 2018 increased $3,552,000 to $14,321,000 (31.2% of restaurant sales) from $10,769,000 (31.2% of restaurant sales) for the two quarters ended March 28, 2017. This increase is primarily due to a greater number of operating restaurants during the current quarter versus the same quarter in the prior year.

Good Times food and packaging costs were $4,961,000 (33.1% of restaurant sales) for the two quarters ended March 27, 2018, up from $4,398,000 (32.0% of restaurant sales) for the two quarters ended March 28, 2017.  In addition to the factors affecting the quarter ending March 27, 2018, food and packaging costs at Good Times were additionally affected by increased discounting of kid’s meals during the first quarter of fiscal 2018.

Bad Daddy’s food and packaging costs were $9,360,000 (30.3% of restaurant sales) for the two quarters ended March 27, 2018, up from $6,371,000 (30.8% of restaurant sales) for the two quarters ended March 28, 2017. This increase is primarily due to a greater number of operating restaurants during the current quarter versus the same quarter in the prior year.  The decline as a percent of sales is primarily due to a sequential reduction in cost of proteins, primarily beef, coupled with year-over-year increases in menu prices.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended March 27, 2018 increased $1,967,000 to $8,642,000 (37.0% of restaurant sales) from $6,675,000 (36.9% of restaurant sales) for the quarter ended March 28, 2017.

Good Times payroll and other employee benefit costs were $2,673,000 (36.2% of restaurant sales) in the quarter ended March 27, 2018, up from $2,462,000 (35.7% of restaurant sales) in the same prior year period. $73,000 of the $211,000 increase in payroll and other employee benefit expenses was attributable to the new Good Times restaurant that opened in March 2017. The remaining $138,000 of the increase is primarily due to the increase in restaurant sales and an increase in the average wage paid to our employees, which increased approximately 8.6% in the quarter ended March 27, 2018 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $5,969,000 (37.4% of restaurant sales) for the quarter ended March 27, 2018 up from $4,213,000 (37.7% of restaurant sales) in the same prior year period. The $1,756,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.  The decrease of 0.3% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to a higher percentage of restaurants outside of Colorado than last year, states in which there is a lower statutory minimum wage for tipped employees as compared to Colorado.

Payroll and other employee benefit costs for the two quarters ended March 27, 2018 increased $4,251,000 to $16,921,000 (36.8% of restaurant sales) from $12,670,000 (36.8% of restaurant sales) for the two quarters ended March 28, 2017.

Good Times payroll and other employee benefit costs were $5,358,000 (35.7% of restaurant sales) in the two quarters ended March 27, 2018, up from $4,860,000 (35.3% of restaurant sales) in the same prior year period. $192,000 of the $498,000 increase in payroll and other employee benefit expenses was attributable to the new Good Times restaurant that opened in March 2017. The remaining $306,000 of the increase is primarily due to the increase in restaurant sales and an increase in the average wage paid to our employees, which increased approximately 8.5% in the two quarters ended March 27, 2018 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $11,563,000 (37.4% of restaurant sales) for the two quarters ended March 27, 2018 up from $7,810,000 (37.7% of restaurant sales) in the same prior year period. The $3,753,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.  The decrease of 0.3% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to a higher percentage of restaurants outside of Colorado than last year, states in which there is a lower statutory minimum wage for tipped employees as compared to Colorado.

Occupancy Costs. Occupancy costs for the quarter ended March 27, 2018 increased $359,000 to $1,788,000 (7.7% of restaurant sales) from $1,429,000 (7.9% of restaurant sales) for the quarter ended March 28, 2017.

Good Times occupancy costs were $770,000 (10.4% of restaurant sales) in the quarter ended March 27, 2018, up from $716,000 (10.4% of restaurant sales) in the same prior year period. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017.

Bad Daddy’s occupancy costs were $1,018,000 (6.4% of restaurant sales) for the quarter ended March 27, 2018 up from $713,000 (6.4% of restaurant sales) in the same prior year period. The $305,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.

Occupancy costs for the two quarters ended March 27, 2018 increased $705,000 to $3,428,000 (7.5% of restaurant sales) from $2,723,000 (7.9% of restaurant sales) for the two quarters ended March 28, 2017.

Good Times occupancy costs were $1,470,000 (9.8% of restaurant sales) in the two quarters ended March 27, 2018, up from $1,382,000 (10.0% of restaurant sales) in the same prior year period. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017.

Bad Daddy’s occupancy costs were $1,958,000 (6.3% of restaurant sales) for the two quarters ended March 27, 2018 up from $1,341,000 (6.5% of restaurant sales) in the same prior year period. The $617,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.

Other Operating Costs. Other operating costs for the quarter ended March 27, 2018, increased $558,000 to $2,137,000 (9.2% of restaurant sales) from $1,579,000 (8.7% of restaurant sales) for the quarter ended March 28, 2017.

Good Times other operating costs were $596,000 (8.1% of restaurant sales) in the quarter ended March 27, 2018, up from $548,000 (8.0% of restaurant sales) in the same prior year period. The increase was primarily attributable to the new Good Times restaurant that opened in March.

Bad Daddy’s other operating costs were $1,541,000 (9.7% of restaurant sales) for the quarter ended March 27, 2018 up from $1,031,000 (9.2% of restaurant sales) in the same prior year period. The $510,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.  The percentage increase was primarily attributable to higher cost of general restaurant supplies and commissions paid to delivery service providers in the current year which were not incurred in the prior year.

Other operating costs for the two quarters ended March 27, 2018, increased $1,146,000 to $4,253,000 (9.3% of restaurant sales) from $3,107,000 (9.0% of restaurant sales) for the two quarters ended March 28, 2017.

Good Times other operating costs were $1,245,000 (8.3% of restaurant sales) in the two quarters ended March 27, 2018, up from $1,153,000 (8.4% of restaurant sales) in the same prior year period. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017 as well as increases in repairs and maintenance and bank credit card fees.

Bad Daddy’s other operating costs were $3,008,000 (9.7% of restaurant sales) for the two quarters ended March 27, 2018 up from $1,954,000 (9.4% of restaurant sales) in the same prior year period. The $1,054,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.

New Store Preopening Costs. In the quarter ended March 27, 2018, we incurred $496,000 of preopening costs compared to $567,000 for the quarter ended March 28, 2017.

Good Times preopening costs were $0 for the quarter ended March 27, 2018 compared to $100,000 in the same prior year period.  The prior year costs were related to a new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $496,000 for the quarter ended March 27, 2018 compared to $467,000 in the same prior year period. Preopening costs in the current quarter are primarily attributable one restaurant that opened in Georgia in the second quarter and one restaurant that opened subsequent to the end of the second quarter, in April 2018.  In the prior-year period, pre-opening costs are related to the Bad Daddy’s restaurants opened during 2017 in Colorado and North Carolina.

In the two quarters ended March 27, 2018, we incurred $1,073,000 of preopening costs compared to $918,000 for the two quarters ended March 28, 2017.

Good Times preopening costs were $0 for the two quarters ended March 27, 2018 compared to $104,000 in the same prior year period.  The prior year costs were related to a new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $1,073,000 for the two quarters ended March 27, 2018 compared to $814,000 in the same prior year period. Preopening costs in the current two quarters are primarily attributable to three restaurants that opened during the first two quarters and one restaurant that opened subsequent to the end of the second quarter.  In the prior-year period, pre-opening costs are related to the Bad Daddy’s restaurants opened during 2017 in Colorado and North Carolina.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended March 27, 2018, increased $179,000 from $703,000 in the quarter ended March 28, 2017 to $882,000.

Good Times depreciation costs increased $25,000 from $201,000 in the quarter ended March 28, 2017 to $226,000 in the quarter ended March 27, 2018. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017.

Bad Daddy’s depreciation costs increased $154,000 from $502,000 in the quarter ended March 28, 2017 to $656,000 in the quarter ended March 27, 2018. This increase was mainly attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.

Depreciation and amortization costs for the two quarters ended March 27, 2018, increased $395,000 from $1,333,000 in the two quarters ended March 28, 2017 to $1,728,000.

Good Times depreciation costs increased $71,000 from $381,000 in the two quarters ended March 28, 2017 to $452,000 in the two quarters ended March 27, 2018. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017.

Bad Daddy’s depreciation costs increased $324,000 from $952,000 in the two quarters ended March 28, 2017 to $1,276,000 in the two quarters ended March 27, 2018. The $324,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.

General and Administrative Costs. General and administrative costs for the quarter ended March 27, 2018, increased $152,000 to $1,898,000 (8.1% of total revenue) from $1,746,000 (9.6% of total revenues) for the quarter ended March 28, 2017.

The $152,000 increase in general and administrative expenses in the quarter ended March 27, 2018 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs of $196,000
•	Decrease in incentive stock compensation cost of $108,000
•	Increase in stock exchange fees and expenses of $25,000 primarily attributable to our annual NASDAQ listing fee
•	Increase in our corporate office rent of $32,000
•	Net increases in all other expenses of $7,000

General and administrative costs for the two quarters ended March 27, 2018, increased $424,000 to $3,815,000 (8.2% of total revenue) from $3,391,000 (9.7% of total revenues) for the two quarters ended March 28, 2017.

The $424,000 increase in general and administrative expenses in the two quarters ended March 27, 2018 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs of $324,000
•	Decrease in incentive stock compensation cost of $189,000
•	Increase in professional fees of $76,000 primarily attributable to legal expenses related to the Company’s response to SEC filings by shareholders affiliated with two former directors
•	Increase in stock exchange fees and expenses of $24,000 primarily attributable to our annual NASDAQ listing fee
•	Increase in our corporate office rent of $67,000
•	Increase in payroll processing fees of $29,000
•	Increase in travel and entertainment expenses of $36,000
•	Net increases in all other expenses of $57,000

Total general and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands, however we anticipate they will decrease as a percentage of revenue as additional restaurants are developed.

Advertising Costs. Advertising costs for the quarter ended March 27, 2018, increased $84,000 to $515,000 (2.2% of restaurant sales) from $431,000 (2.4% of restaurant sales) for the quarter ended March 28, 2017.

Good Times advertising costs were $342,000 (4.6% of restaurant sales) in the quarter ended March 27, 2018 compared to $311,000 (4.5% of restaurant sales) in the same prior year period.

Bad Daddy’s advertising costs were $173,000 (1.1% of restaurant sales) in the quarter ended March 27, 2018 compared to $120,000 (1.1% of restaurant sales) in the same prior year period. The $53,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.

Advertising costs for the two quarters ended March 27, 2018, increased $179,000 to $1,022,000 (2.2% of restaurant sales) from $843,000 (2.5% of restaurant sales) for the two quarters ended March 28, 2017.

Good Times advertising costs were $689,000 (4.6% of restaurant sales) in the two quarters ended March 27, 2018 compared to $623,000 (4.5% of restaurant sales) in the same prior year period.

Bad Daddy’s advertising costs were $333,000 (1.1% of restaurant sales) in the two quarters ended March 27, 2018 compared to $220,000 (1.1% of restaurant sales) in the same prior year period. The $113,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the three new restaurants opened in the first two quarters of 2018.

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

Franchise Costs. Franchise costs were $11,000 and $28,000 for the quarters ended March 27, 2018 and March 28, 2017, respectively.

Franchise costs were $21,000 and $52,000 for the two quarters ended March 27, 2018 and March 28, 2017, respectively.

The costs are primarily related to the Good Times franchised restaurants.  The year-over-year declines in both the current quarter and the year-to-date period are due to improved efficiencies associated with a reorganization of franchise support for the Good Times brand.

Asset impairment costs. Asset impairment costs were $72,000 and $0 for the two quarters ended March 27, 2018 and March 28, 2017, respectively. The costs are related to a Good Times restaurant that was closed and subleased subsequent to the quarter ending March 27, 2018.

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for the quarter ended March 27, 2018 was $9,000 compared to a gain of $5,000 in the quarter ended March 28, 2017.

The gain on restaurant asset disposals for the two quarters ended March 27, 2018 was $17,000 compared to a gain of $11,000 in the two quarters ended March 28, 2017.

The gain in both periods is primarily related to deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Loss from Operations. The loss from operations was $41,000 in the quarter ended March 27, 2018 compared to a loss from operations of $528,000 in the quarter ended March 28, 2017.

The loss from operations was $368,000 in the two quarters ended March 27, 2018 compared to a loss from operations of $1,001,000 in the two quarters ended March 28, 2017.

The change in income from operations for the two quarters ended March 27, 2018 is due primarily to matters discussed in the "Net Revenues”, "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs" sections above.

Net Loss. The net loss was $132,000 for the quarter ended March 27, 2018 compared to a net loss of $564,000 in the quarter ended March 28, 2017.

The net loss was $542,000 for the two quarters ended March 27, 2018 compared to a net loss of $1,057,000 in the two quarters ended March 28, 2017.

The change from the two quarters ended March 27, 2018 to the two quarters ended March 28, 2017 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs", as well as a increase in net interest expense of $118,000 for the two quarters ended March 28, 2017 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants.

For the quarter ended March 27, 2018, the income attributable to non-controlling interests was $299,000 compared to $147,000 for the quarter ended March 28, 2017.

$75,000 of the current quarter’s income is attributable to the Good Times joint venture restaurants, compared to $75,000 in the same prior year period. $224,000 of the current quarter’s income is attributable to the BDI joint venture restaurants, compared to $72,000 in the same prior year period.  This $152,000 increase is primarily due to a greater number of joint venture store operating weeks in the current quarter compared to the same prior year period.

For the two quarters ended March 27, 2018, the income attributable to non-controlling interests was $472,000 compared to $287,000 for the two quarters ended March 28, 2017.

$154,000 of the current two quarter’s income is attributable to the Good Times joint venture restaurants, compared to $162,000 in the same prior year period. $318,000 of the current two quarter’s income is attributable to the BDI joint venture restaurants, compared to $125,000 in the same prior year period.  This $193,000 increase is primarily due to a greater number of joint venture store operating weeks in the current two quarters compared to the same prior year period.

Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA plus non-cash stock based compensation expense, preopening expense, non-recurring acquisition costs, GAAP rent in excess of cash rent, and non-cash disposal of assets. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the fiscal first quarters:

	Second Quarter		Year to Date
	2018	2017	2018	2017
Adjusted EBITDA:
Net loss, as reported	$(431)	$(711)	$(1,014)	$(1,344)
Depreciation and amortization	845	672	1,653	1,274
Interest expense, net	91	37	175	57
EBITDA	505	(2)	814	(13)
Preopening expense	491	431	976	713
Non-cash stock based compensation	97	205	215	404
GAAP rent in excess of cash rent	11	(11)	(16)	(16)
Non-cash disposal of asset	(9)	(4)	(17)	(11)
Asset impairment charge	72	0	72	0
Adjusted EBITDA	$1,167	$619	$2,044	$1,077

Liquidity and Capital Resources

Cash and Working Capital

As of March 27, 2018, we had a working capital deficit of $1,603,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have two to four weeks to pay our vendors.  This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened.  We believe that with our ability to access the Cadence Bank credit facility in addition to cash flow generated from our existing restaurants, that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2018.  As of March 27, 2018, we had total commitments outstanding of $1,803,000 related to construction contracts for Bad Daddy’s restaurants currently under development.  We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

Financing

On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”).  On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of March 27, 2018, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.6683%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,500,000. As of March 27, 2018, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility and the amendment, the Company paid loan origination costs including professional fees of approximately $197,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of March 27, 2018, the outstanding balance on the facility was $5,100,000.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2018 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s restaurants and reimage and remodel costs for Good Times restaurants.

Assets Held For Sale

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

Cash Flows

Net cash provided by operating activities was $2,993,000 for the two quarters ended March 27, 2018. The net cash provided by operating activities for the two quarters ended March 28, 2017 was the result of a net loss of $542,000 as well as cash and non-cash reconciling items totaling $3,535,000 (comprised of 1) depreciation and amortization of $1,852,000, 2) accretion of deferred rent of $244,000, 3) amortization of lease incentive obligations of $201,000, 4) stock-based compensation expense of $215,000, 5) Non-cash asset impairment costs of $72,000, 6) an increase in receivables of $40,000, 7) an increase in deferred liabilities related to tenant allowances of $703,000, 8) a decrease in accounts payable of $98,000, 8) an increase in accrued liabilities of $794,000 and 9) a net decrease in other operating assets and liabilities of $6,000).

Net cash provided by operating activities was $2,187,000 for the two quarters ended March 28, 2017. The net cash provided by operating activities for the two quarters ended March 28, 2017 was the result of a net loss of $1,057,000 as well as cash and non-cash reconciling items totaling $3,244,000 (comprised of 1) depreciation and amortization of $1,423,000, 2) accretion of deferred rent of $270,000, 3) amortization of lease incentive obligations of $131,000, 4) stock-based compensation expense of $404,000, 5) an increase in receivables of $220,000, 6) an increase in deferred liabilities related to tenant allowances of $659,000, 7) an increase in accounts payable of $258,000, 8) an increase in accrued liabilities of $715,000 and 8) a net decrease in other operating assets and liabilities of $134,000).

Net cash used in investing activities for the two quarters ended March 27, 2018 was $2,766,000 which primarily reflects the purchases of property and equipment of $4,169,000 and sale leaseback proceeds of $1,397,000. Purchases of property and equipment is comprised primarily of the following:

•	$3,774,000 in costs for the development of Bad Daddy’s locations
•	$214,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$177,000 for miscellaneous capital expenditures related to our Good Times restaurants

Net cash used in investing activities for the two quarters ended March 28, 2017 was $4,970,000 which primarily reflects the purchases of property and equipment of $6,697,000 and sale leaseback proceeds of $1,722,000. Purchases of property and equipment is comprised of the following:

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

Net cash used in financing activities for the two quarters ended March 27, 2018 was $689,000, which includes principal payments on notes payable, long-term debt and capital leases of $1,608,000, borrowings on notes payable and long-term debt of $1,400,000 and net distributions to non-controlling interests of $481,000.

Net cash provided by financing activities for the two quarters ended March 28, 2017 was $1,281,000, which includes principal payments on notes payable, long term debt and capital leases of $14,000, borrowings on notes payable and long-term debt of $1,400,000, contributions from non-controlling interests of $350,000 and distributions to non-controlling interests of $455,000.

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

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2017 were approximately 4.5%, and we raised menu prices approximately 1.9% during the first two quarters of fiscal 2018.  The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2017 were approximately 2.9%.  We raised menu prices during the first two quarters of fiscal 2018 approximately 2.4%.  Commodity costs rose significantly during the final two fiscal quarters of 2017 but have moderately declined on a sequential basis during the first two fiscal quarters of 2018, less significantly for the Good Times concept where we have not experienced the same sequential declines in the cost of certified “all-natural” beef.   When combined with anticipated menu price increases, we expect Good Times’ and Bad Daddy’s’ food and packaging costs to remain consistent with the current quarter, as a percentage of sales during the remainder of fiscal 2018.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 27, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: May 11, 2018

Boyd E. Hoback President and Chief Executive Officer

Ryan M. Zink Chief Financial Officer