Form 10-Q
period 2018-06-26
Good Times Restaurants Inc.
filed 2018-08-10
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 26, 2018

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

As of August 10, 2018, there were 12,471,765 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended June 26, 2018

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	Jun 26, 2018	Sep 26, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,186	$4,337
Receivables, net of allowance for doubtful accounts of $0	702	573
Prepaid expenses and other	312	296
Inventories	906	847
Notes receivable	14	13
Total current assets	5,120	6,066
PROPERTY AND EQUIPMENT:
Land and building	5,002	5,001
Leasehold improvements	25,852	21,159
Fixtures and equipment	23,732	20,945
Total property and equipment	54,586	47,105
Less accumulated depreciation and amortization	(21,473)	(18,636)
Total net property and equipment	33,113	28,469
Assets held for sale	0	1,221
OTHER ASSETS:
Notes receivable, net of current portion	35	46
Deposits and other assets	233	240
Trademarks	3,900	3,900
Other intangibles, net	41	61
Goodwill	15,150	15,150
Total other assets	19,359	19,397

TOTAL ASSETS:	$57,592	$55,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$17	$17
Accounts payable	4,447	3,311
Deferred income	97	41
Other accrued liabilities	3,383	3,547
Total current liabilities	7,944	6,916
LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	$5,126	$5,339
Deferred and other liabilities	7,204	5,614
Total long-term liabilities	12,330	10,953
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 06/26/18 and 09/26/17	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,468,326 and 12,427,280 shares issued and outstanding as of 06/26/18 and 09/26/17, respectively	12	12
Capital contributed in excess of par value	59,242	58,939
Accumulated deficit	(25,090)	(24,380)
Total Good Times Restaurants Inc. stockholders' equity	34,164	34,571

Non-controlling interests	3,154	2,713
Total stockholders’ equity	37,318	37,284

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,592	$55,153

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year to Date
	Jun 26, 2018	Jun 27, 2017	Jun 26, 2018	Jun 27, 2017
NET REVENUES:
Restaurant sales	$25,990	$21,518	$71,929	$55,981
Franchise royalties	185	184	515	515
Total net revenues	26,175	21,702	72,444	56,496

RESTAURANT OPERATING COSTS:
Food and packaging costs	7,833	6,822	22,154	17,591
Payroll and other employee benefit costs	9,155	7,546	26,076	20,216
Restaurant occupancy costs	1,850	1,484	5,278	4,207
Other restaurant operating costs	2,373	1,896	6,626	5,003
Preopening costs	610	819	1,683	1,737
Depreciation and amortization	937	753	2,665	2,086
Total restaurant operating costs	22,758	19,320	64,482	50,840

General and administrative costs	2,069	1,831	5,884	5,222
Advertising costs	565	514	1,587	1,357
Franchise costs	11	28	32	80
Asset impairment costs	0	0	72	0
Gain on restaurant asset sale	(9)	(6)	(26)	(17)

INCOME (LOSS) FROM OPERATIONS	781	15	413	(986)

Other expenses:
Interest expense, net	(96)	(49)	(270)	(105)
Other income (loss)	0	(1)	0	(1)
Total other expenses, net	(96)	(50)	(270)	(106)

NET INCOME (LOSS)	$685	$(35)	$143	$(1,092)
Income attributable to non-controlling interests	(381)	(212)	(853)	(499)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$304	$(247)	$(710)	$(1,591)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss) attributable to Common Shareholders	$.02	$(.02)	$(.06)	$(.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,468,326	12,301,007	12,460,467	12,296,793
Diluted	12,665,172	N/A	N/A	N/A

See accompanying notes to condensed consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Fiscal Year to Date
	Jun 26, 2018	Jun 27, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$143	$(1,092)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,849	2,244
Accretion of deferred rent	414	422
Amortization of lease incentive obligation	(313)	(205)
Asset impairment costs	72	0
Stock-based compensation expense	303	609
Recognition of deferred gain on sale of restaurant building	(26)	(19)
Loss on disposal of assets	0	2
Changes in operating assets and liabilities:
Change in:
Receivables and other	(128)	(646)
Inventories	(59)	(157)
Deposits and other	(59)	(124)
Change in:
Accounts payable	194	745
Deferred liabilities	1,258	1,257
Accrued and other liabilities	(21)	(161)
Net cash provided by operating activities	4,627	2,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(6,560)	(11,178)
Proceeds from sale leaseback transaction	1,397	1,927
Payment for the purchase of non-controlling interests	0	(54)
Payments received from franchisees and others	10	9
Net cash used in investing activities	(5,153)	(9,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	1,400	4,100
Principal payments on notes payable and long-term debt	(1,613)	(21)
Net contributions (distributions) received by (paid to) non-controlling interests	(412)	96
Net cash provided by (used in) financing activities	(625)	4,175

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,151)	(2,246)

CASH AND CASH EQUIVALENTS, beginning of period	4,337	6,330

CASH AND CASH EQUIVALENTS, end of period	$3,186	$4,084

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$276	$55
Change in accounts payable attributable to the purchase of property and equipment	$942	$682

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 26, 2018 and the results of its operations and its cash flows for the fiscal quarters ended June 26, 2018 and June 27, 2017. Operating results for the fiscal quarters ended June 26, 2018 are not necessarily indicative of the results that may be expected for the year ending September 25, 2018. The condensed consolidated balance sheet as of September 26, 2017 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 26, 2017.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Good Times and Bad Daddy’s brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising, we act as an agent for the franchisees with respect to these contributions.  We consolidate the Advertising Funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses.  Contributions to the Advertising Funds from our franchisees were $264,000 and $271,000 for the first three fiscal quarters of 2018 and 2017, respectively.

Note 2.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 26, 2018 and September 26, 2017 (in thousands):

	June 26, 2018			September 26, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	116	(75)	41	116	(57)	59
Non-compete agreements	15	(15)	0	15	(13)	2
	$131	$(90)	$41	$131	$(70)	$61
Indefinite-lived intangible assets:
Trademarks	$3,900	$0	$3,900	$3,900	$0	$3,900
Intangible assets, net	$4,031	$(90)	$3,941	$4,031	$(70)	$3,961

Goodwill	$15,150	$0	$15,150	$15,150	$0	$15,150

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the three quarters ended June 26, 2018. The aggregate amortization expense related to these intangible assets subject to amortization was $20,000 for the three quarters ended June 26, 2018.

The estimated aggregate future amortization expense as of June 26, 2018 is as follows (in thousands):

Remainder of 2018	$6
2019	23
2020	12
$41

Note 3.	Common Stock

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2015. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million, of which $22,688,052 has been issued.

Note 4.	Stock-Based Compensation

The Company has traditionally maintained incentive compensation plans that include provision for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”). The Company has issued awards under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) during the third fiscal quarter of 2018, pursuant to shareholder approval.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The company recognizes the impact of forfeitures as forfeitures occur.

Our net loss for the three quarters ended June 26, 2018 and June 27, 2017 includes $303,000 and $609,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the first three fiscal quarters ended June 26, 2018. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the three quarters ended June 26, 2018, the Company granted a total of 18,274 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between $2.70 and $2.73 and per-share weighted average fair values between $1.65 and $1.95. The Company did not issue any stock options under the 2018 plan during the three quarters ended June 26, 2018.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Fiscal 2018 Incentive and Non-Statutory Stock Options	Fiscal 2017 Incentive and Non-Statutory Stock Options
Expected term (years)	7.5	6.5 to 7.5
Expected volatility	75.33% to 75.67%	75.41% to 80.70%
Risk-free interest rate	2.17% to 2.35%	1.49% to 2.40%
Expected dividends	0	0

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

The following table summarizes stock option activity for the three quarters ended June 26, 2018 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-at beginning of year	681,922	$4.25
Options granted	18,274	$2.71
Options exercised	0
Forfeited	(43,807)	$4.49
Expired	(2,933)	$17.25
Outstanding June 26, 2018	653,456	$4.14	6.0
Exercisable June 26, 2018	508,483	$4.29	5.3

As of June 26, 2018, the aggregate intrinsic value of the outstanding and exercisable options was $391,000 and $348,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of June 26, 2018, the total remaining unrecognized compensation cost related to non-vested stock options was $318,000 and is expected to be recognized over a weighted average period of approximately 1.8 years.

There were no stock options exercised during the three quarters ended June 26, 2018 and June 27, 2017.

Restricted Stock Units

During the three quarters ended June 26, 2018, the Company granted a total of 37,037 restricted stock units from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $2.70 which is equal to the closing price of the stock on the date of the grant. The restricted stock units vest over three years following the grant date. The Company did not issue any restricted stock units under the 2018 plan during the three quarters ended June 26, 2018.

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

A summary of the status of non-vested restricted stock as of June 26, 2018 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beginning of year	115,039	$3.15 to $8.60
Granted	37,037	$2.70
Forfeited	(16,699)	$3.15 to $4.18
Vested	(41,037)	$3.15 to $4.18
Non-vested shares at June 26, 2018	94,340	$2.70 to $8.60

As of June 26, 2018, there was $186,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.3 years.

Note 5.	Notes Payable and Long-Term Debt

Cadence Credit Facility

On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”). On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of June 26, 2018, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 6.0062%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,500,000. As of June 26, 2018, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility and the amendment, the Company paid loan origination costs including professional fees of approximately $197,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of June 26, 2018, the outstanding balance on the facility was $5,100,000.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year to Date
	Jun 26, 2018	Jun 27, 2017	Jun 26, 2018	Jun 27, 2017
Weighted-average shares outstanding-basic	12,468,326	12,301,007	12,460,467	12,296,793
Effect of potentially dilutive securities
Stock options	102,506	0	0	0
Restricted stock units	94,340	0	0	0
Weighted-average shares outstanding-diluted	12,665,172	12,301,007	12,460,467	12,296,793
Excluded from diluted weighted-average shares outstanding:
Antidilutive	272,348	983,109	781,789	983,109

Note 7.	Contingent Liabilities and Liquidity

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

On January 30, 2018 the Company closed one Good Times restaurant in Aurora, Colorado. A non-cash impairment charge of $219,000 related to this restaurant was previously taken in the fiscal year ended September 26, 2017 and no additional loss from disposal of assets has been recognized in the current year, nor is any additional loss expected. The Company is currently marketing the property and intends to sublease the property to a suitable tenant over the approximate 17-year remaining term of the lease. The company expects to be able to sublease this property at or above its contractual lease rate but does not expect such sublease commencement until the end of fiscal 2018. As such, we recorded non-cash rent of approximately $48,000 reflecting the expected fair value of future lease costs, net of sublease income, associated with the closing of this restaurant.

Given the results of our analysis at March 27, 2018, we identified one restaurant where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets. This restaurant, an additional Good Times restaurant in Aurora, Colorado, was closed on April 22, 2018. We recorded a non-cash charge of $72,000 related to the impairment of this restaurant during the quarter ending March 27, 2018. No additional loss from disposal of assets is expected associated with this property. Prior to its closure, on April 6, 2018, the company entered into a sublease of this property, the terms of which will provide sublease income substantially equal to the lease costs over the approximate 5 remaining years of the lease.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of June 26, 2018 and June 27, 2017.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of June 26, 2018, the Company had $96,000 of goodwill associated with the Good Times reporting unit and $15,054,000 of goodwill associated with its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized as of June 26, 2018 and June 27, 2017.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the three quarters ended June 26, 2018 and June 27, 2017. These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the three quarters ended June 26, 2018 and June 27, 2017 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2014 through 2017. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 26, 2018.

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

The following table summarizes the activity in non-controlling interests during the three quarters ended June 26, 2018 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 26, 2017	$434	$2,279	$2,713
Income	296	557	853
Contributions	0	578	578
Distributions	(339)	(651)	(990)
Balance at June 26, 2018	$391	$2,763	$3,154

Our non-controlling interests consist of one joint-venture partnership involving seven Good Times restaurants and seven joint-venture partnerships involving seven Bad Daddy’s restaurants, including one Bad Daddy’s restaurant that is currently under construction. Six of the seven Bad Daddy’s joint-venture partnerships were established prior to the beginning of fiscal 2018 to fund the construction of Bad Daddy’s restaurants in North Carolina. Two of these six restaurants opened in fiscal 2017 and one opened during the first quarter of fiscal 2018. One of the Bad Daddy’s joint-venture partnerships was established in fiscal 2018 to fund the construction of a Bad Daddy’s restaurant in Greensboro, North Carolina which opened on July 16, 2018.

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

On June 22, 2018, the Company commenced a tender offer related to a one-time option exchange that was approved by the shareholders at the Company’s 2018 annual meeting. As described in Note 4, we account for share-based payments in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”). This option exchange would be subject to modification accounting under ASC Topic 718, including the provisions of ASU 2017-09, and we would recognize incremental compensation expense, if any, resulting from the Replacement Options granted in the Option Exchange. This Option Exchange is intended to be materially “cost neutral” from an accounting standpoint.  To be cost neutral, the value of the stock options surrendered as calculated immediately prior to their surrender must be approximately equal to the value of the new stock options received by employees and directors in the Option Exchange.  We use the Black-Scholes option pricing model to estimate the fair value of all stock options granted to employees and directors and have used that model in constructing the provisions of the Option Exchange.  The tender offer period concluded on July 23, 2018, and as the final inputs to the pricing model resulted in lower implied values for the replacement options than for the surrendered options, we expect to recognize no stock compensation expense related to this transaction.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Three Quarters Ended
	Jun 26, 2018	Jun 27, 2017	Jun 26, 2018	Jun 27, 2017
Revenues
Good Times	$8,317	$8,634	$23,471	$22,550
Bad Daddy’s	17,858	13,068	48,973	33,946
	$26,175	$21,702	72,444	$56,496
Income (loss) from operations
Good Times	$423	$421	$265	$82
Bad Daddy’s	430	(244)	438	(540)
Corporate	(72)	(162)	(290)	(528)
	$781	$15	$413	$(986)
Capital expenditures
Good Times	$113	$1,677	$290	$4,560
Bad Daddy’s	2,270	2,737	6,259	6,404
Corporate	8	67	11	214
	$2,391	$4,481	$6,560	$11,178

	Jun 26, 2018	Sep 26, 2017
Property and equipment, net
Good Times	$5,352	$7,061
Bad Daddy’s	27,354	22,133
Corporate	407	496
	$33,113	$29,690

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview.

Good Times Restaurant Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and franchises/licenses full service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (Bad Daddy’s) and operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (Good Times).

We are focused developing the Bad Daddy’s concept with company-owned restaurants in major markets of the U.S., while continuing to improve the profitability of Good Times and opportunistically developing additional Good Times restaurants in our home state of Colorado, allowing us to leverage the strength and opportunities of both brands.

Growth Strategies and Outlook.

We believe there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets for the key elements of our growth strategy:

•	Pursue disciplined growth of company-owned and joint-venture Bad Daddy’s restaurants
•	Remodel/refresh our Good Times restaurants
•	Optimize the long-term profitability of Good Times restaurants to reinvest in Bad Daddy’s development
•	Generate consistently positive same-store sales in both brands by delivering food and service that are differentiated in each of their respective competitive segments
•	Leverage our infrastructure

Restaurant locations.

As of June 26, 2018, we operated, franchised or licensed a total of thirty-six Good Times restaurants and twenty-nine Bad Daddy’s restaurants. The following table presents the number of restaurants operating at the end of the third fiscal quarters of 2018 and 2017.

The following table presents the number of restaurants open at the end of the fiscal quarters June 26, 2018 and June 27, 2017.

Company-Owned/Co-Developed/Joint-Venture:

State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2018[1]	2017	2018[2]	2017	2018	2017
Colorado	26	28	12	12	38	40
Georgia	0	0	2	0	2	0
North Carolina	0	0	11	9	11	9
Oklahoma	0	0	1	0	1	0
Tennessee	0	0	1	0	1	0
Total:	26	28	27	21	53	49

[1]	One restaurant closed in Aurora, CO during Q2 2018 and one restaurant in Denver, CO closed in Q3 2018.
[2]	Six restaurants opened between Q3 2017 and Q3 2018: Norman (OK); Christenbury and Greenville (NC); Chamblee and Smyrna (GA), and Chattanooga (TN).

Franchise/License:

State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2018[1,2]	2017	2018[3]	2017	2018	2017
Colorado	8	8	0	0	8	8
North Carolina[1]	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Wyoming[2]	2	2	0	0	2	2
Total:	10	10	2	2	12	12

[1]	One franchised location, in Aurora, is currently closed temporarily for reconstruction following a building fire. The location is anticipated to reopen approximately three months.
[2]	The two restaurants in Wyoming are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.
3.	One North Carolina location, at the Charlotte Douglas International Airport, is operated pursuant to a License Agreement.

Results of Operations

The following presents certain historical financial information of our operations. This financial information includes results for our first three fiscal quarters ended June 26, 2018 and June 27, 2017.

Net Revenues. Net revenues for the quarter ended June 26, 2018 increased $4,473,000 or 20.6% to $26,175,000 from $21,702,000 for the quarter ended June 27, 2017. Bad Daddy’s concept revenues increased $4,790,000 while our Good Times concept revenues decreased $317,000.

Good Times restaurant sales decreased $321,000 to $8,225,000 for the quarter ended June 26, 2018 from $8,546,000 for the quarter ended June 27, 2017. Good Times same store restaurant sales increased 3.8% during the quarter ended June 26, 2018 compared to the same prior-year quarter. To align Good Times’ same store sales calculations with same store sales calculations for Bad Daddy’s, beginning in fiscal 2018 Good Times restaurants are included in the same store sales calculation after they have been open a full eighteen months. Offsetting the same store sales increase restaurant sales decreased $300,000 from the same prior-year quarter due to one restaurant that is not included in same store sales that opened in March 2017 and decreased $310,000 due to two restaurants that were closed in January and April of 2018. The average menu price increase for the quarter ended June 26, 2018 over the same prior-year quarter was approximately 4.9%. Franchise revenues increased $4,000 for the quarter ended June 26, 2018 due to an increase in franchise fees offset by a decrease in restaurant sales at the franchise locations.

Bad Daddy’s restaurant sales increased $4,793,000 to $17,765,000 for the quarter ended June 26, 2018 from $12,972,000 for the quarter ended June 27, 2017, primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three fiscal quarters of 2018. Bad Daddy’s same store restaurant sales increased 0.5% during the quarter ended June 26, 2018 compared to the same prior-year quarter. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. Comparable sales are calculated excluding weeks during which restaurants are closed for major remodels. The average menu price increase for the quarter ended June 26, 2018 over the same prior-year quarter was approximately 4.6%. There were fifteen restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were decreased by $3,000 of lower franchise royalties and license fees compared to the prior-year quarter. Net revenues for the three quarters ended June 26, 2018 increased $15,948,000 or 28.2% to $72,444,000 from $56,496,000 for the three quarters ended June 27, 2017. Bad Daddy’s concept revenues increased $15,027,000 while our Good Times concept revenues increased $921,000.

Good Times restaurant sales increased $913,000 to $23,223,000 for the three quarters ended June 26, 2018 from $22,310,000 for the three quarters ended June 27, 2017. Good Times same store restaurant sales increased 4.9% during the three quarters ended June 26, 2018 compared to the same prior-year quarters. Prior to fiscal 2018, restaurants were included in same store sales after they have been open a full fifteen months. To align Good Times’ same store sales calculations with same store sales calculations for Bad Daddy’s, beginning in fiscal 2018 Good Times restaurants are included in the same store sales calculation after they have been open a full eighteen months. Restaurant sales increased from the prior three quarters due to the same store sales increase and the opening of one new restaurant in March 2017, partially offset by a decrease in restaurant sales related to the two restaurants that closed in January and April of 2018. The average menu price increase for three quarters ended June 26, 2018 over the same prior-year quarters was approximately 4.4%. Franchise revenues increased $9,000 for the three quarters ended June 26, 2018 due to an increase in franchise renewal fees.

Bad Daddy’s restaurant sales increased $15,035,000 to $48,706,000 for the three quarters ended June 26, 2018 from $33,671,000 for the three quarters ended June 27, 2017, primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three fiscal quarters of 2018. Bad Daddy’s same store restaurant sales increased 0.5% during the three quarters ended June 26, 2018 compared to the same prior-year quarters. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase for the three quarters ended June 26, 2018 over the same prior-year quarters was approximately 3.9%. There were fourteen restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were reduced by $9,000 of lower franchise royalties and license fees compared to the prior-year quarters.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended June 26, 2018 increased $1,011,000 to $7,833,000 (30.1% of restaurant sales) from $6,822,000 (31.4% of restaurant sales) for the quarter ended June 27, 2017.

Good Times food and packaging costs were $2,654,000 (32.3% of restaurant sales) for the quarter ended June 26, 2018, down from $2,792,000 (32.7% of restaurant sales) for the quarter ended June 27, 2017. This decrease as a percent of sales is due primarily to the impact of higher menu pricing on flat to slightly lower commodity costs, the most significant declines in costs attributable to bacon.

Bad Daddy’s food and packaging costs were $5,179,000 (29.2% of restaurant sales) for the quarter ended June 26, 2018, up from $4,030,000 (31.1% of restaurant sales) for the quarter ended June 27, 2017. This increase is primarily due to a greater number of operating restaurants during the current quarter versus the same quarter in the prior year. The decline as a percent of sales is primarily due to a sequential reduction in cost of proteins, primarily beef, coupled with year-over-year increases in menu prices.

Food and packaging costs for the three quarters ended June 26, 2018 increased $4,563,000 to $22,154,000 (30.8% of restaurant sales) from $17,591,000 (31.4% of restaurant sales) for the three quarters ended June 27, 2017.

Good Times food and packaging costs were $7,615,000 (32.8% of restaurant sales) for the three quarters ended June 26, 2018, up from $7,191,000 (32.2% of restaurant sales) for the three quarters ended June 27, 2017. Food and packaging costs were affected by higher commodity costs versus the year ago period during the first and second quarters of the year, primarily in beef and bacon, offset by flat to lower pricing during the third fiscal quarter. Food and packaging costs were additionally affected by increased discounting of kid’s meals during the first quarter of fiscal 2018.

Bad Daddy’s food and packaging costs were $14,539,000 (29.9% of restaurant sales) for the three quarters ended June 26, 2018, up from $10,400,000 (30.9% of restaurant sales) for the three quarters ended June 27, 2017. This increase is primarily due to a greater number of operating restaurants during the current quarter versus the same quarter in the prior year. The decline as a percent of sales is primarily due to a sequential reduction in cost of proteins, primarily beef, coupled with year-over-year increases in menu prices.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended June 26, 2018 increased $1,609,000 to $9,155,000 (35.2% of restaurant sales) from $7,546,000 (35.1% of restaurant sales) for the quarter ended June 27, 2017.

Good Times payroll and other employee benefit costs were $2,716,000 (33.0% of restaurant sales) in the quarter ended June 26, 2018, down from $2,846,000 (33.3% of restaurant sales) in the same prior-year period. Payroll and other employee benefit costs decreased $232,000 from the same prior-year quarter due two stores that were closed in January and April of 2018 and one store that that opened in March 2017. The decrease was offset by a $102,000 increase in costs related to the same store restaurant sales increase as well as an increase in the average wage paid to our employees, which increased approximately 8.9% in the quarter ended June 26, 2018 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $6,439,000 (36.2% of restaurant sales) for the quarter ended June 26, 2018 up from $4,700,000 (36.2% of restaurant sales) in the same prior year period. The $1,739,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018. As a percent of sales, payroll and employee benefits costs did not change from the prior year, as increased wages, particularly for kitchen workers, increased in all states due to a competitive market for workers, and as statutory wage increases for front-of-house employees in Colorado were offset by a greater number of restaurants operating in states subject to the federal tip credit laws.

Payroll and other employee benefit costs for the three quarters ended June 26, 2018 increased $5,860,000 to $26,076,000 (36.3% of restaurant sales) from $20,216,000 (36.1% of restaurant sales) for the three quarters ended June 27, 2017.

Good Times payroll and other employee benefit costs were $8,074,000 (34.8% of restaurant sales) in the three quarters ended June 26, 2018, up from $7,706,000 (34.5% of restaurant sales) in the same prior year period. $94,000 of the $368,000 increase in payroll and other employee benefit expenses was attributable to the new Good Times restaurant that opened in March 2017. The remaining $274,000 of the increase is primarily due to the increase in restaurant sales and an increase in the average wage paid to our employees, which increased approximately 8.5% in the three quarters ended June 26, 2018 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Bad Daddy’s payroll and other employee benefit costs were $18,002,000 (37.0% of restaurant sales) for the three quarters ended June 26, 2018 up from $12,510,000 (37.2% of restaurant sales) in the same prior year period. The $5,492,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018. The decrease of 0.2% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to a higher percentage of restaurants outside of Colorado than last year, states in which there is a lower statutory minimum wage for tipped employees as compared to Colorado, partially offset by higher wages rates for back-of-house employees.

Occupancy Costs. Occupancy costs for the quarter ended June 26, 2018 increased $366,000 to $1,850,000 (7.1% of restaurant sales) from $1,484,000 (6.9% of restaurant sales) for the quarter ended June 27, 2017.

Good Times occupancy costs were $694,000 (8.4% of restaurant sales) in the quarter ended June 26, 2018, up from $693,000 (8.1% of restaurant sales) in the same prior year period. Occupancy costs decreased $24,000 compared to the same prior year period due to the two restaurants closed in 2018 offset by an increase of $25,000 in the remaining restaurants.

Bad Daddy’s occupancy costs were $1,156,000 (6.5% of restaurant sales) for the quarter ended June 26, 2018 up from $791,000 (6.1% of restaurant sales) in the same prior year period. The $365,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018.

Occupancy costs for the three quarters ended June 26, 2018 increased $1,071,000 to $5,278,000 (7.3% of restaurant sales) from $4,207,000 (7.5% of restaurant sales) for the three quarters ended June 27, 2017.

Good Times occupancy costs were $2,164,000 (9.3% of restaurant sales) in the three quarters ended June 26, 2018, up from $2,075,000 (9.3% of restaurant sales) in the same prior year period. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017.

Bad Daddy’s occupancy costs were $3,114,000 (6.4% of restaurant sales) for the three quarters ended June 26, 2018 up from $2,132,000 (6.3% of restaurant sales) in the same prior year period. The $982,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018.

Other Operating Costs. Other operating costs for the quarter ended June 26, 2018, increased $477,000 to $2,373,000 (9.1% of restaurant sales) from $1,896,000 (8.8% of restaurant sales) for the quarter ended June 27, 2017.

Good Times other operating costs were $648,000 (7.9% of restaurant sales) in the quarter ended June 26, 2018, down from $680,000 (8.0% of restaurant sales) in the same prior year period. The decrease was primarily attributable to the two restaurants that closed in 2018.

Bad Daddy’s other operating costs were $1,725,000 (9.7% of restaurant sales) for the quarter ended June 26, 2018 up from $1,216,000 (9.4% of restaurant sales) in the same prior year period. The $509,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018. The percentage increase was primarily attributable to higher cost of general restaurant supplies and commissions paid to delivery service providers in the current year which were not incurred in the prior year.

Other operating costs for the three quarters ended June 26, 2018, increased $1,623,000 to $6,626,000 (9.2% of restaurant sales) from $5,003,000 (8.9% of restaurant sales) for the three quarters ended June 27, 2017.

Good Times other operating costs were $1,891,000 (8.1% of restaurant sales) in the three quarters ended June 26, 2018, up from $1,833,000 (8.2% of restaurant sales) in the same prior year period. The increase was primarily attributable to increases in repairs and maintenance and bank credit card fees as well as the new Good Times restaurant that opened in March 2017.

Bad Daddy’s other operating costs were $4,735,000 (9.7% of restaurant sales) for the three quarters ended June 26, 2018 up from $3,170,000 (9.4% of restaurant sales) in the same prior year period. The $1,565,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018. The percentage increase was primarily attributable to higher cost of general restaurant supplies and commissions paid to delivery service providers in the current year which were not incurred in the prior year

New Store Preopening Costs. In the quarter ended June 26, 2018, we incurred $610,000 of preopening costs compared to $819,000 for the quarter ended June 27, 2017.

Good Times preopening costs were $0 for the quarter ended June 26, 2018 compared to $46,000 in the same prior year period. The prior year costs were related to a new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $610,000 for the quarter ended June 26, 2018 compared to $773,000 in the same prior year period. Preopening costs in the current quarter are primarily attributable one restaurant that opened in Georgia in the second quarter and two restaurants that opened in April and June 2018. In the prior-year period, pre-opening costs are related to the Bad Daddy’s restaurants opened during 2017 in Colorado and North Carolina.

In the three quarters ended June 26, 2018, we incurred $1,683,000 of preopening costs compared to $1,737,000 for the three quarters ended June 27, 2017.

Good Times preopening costs were $0 for the three quarters ended June 26, 2018 compared to $150,000 in the same prior year period. The prior year costs were related to a new restaurant that opened in March 2017.

Bad Daddy’s preopening costs were $1,683,000 for the three quarters ended June 26, 2018 compared to $1,587,000 in the same prior year period. Preopening costs in the current three quarters are primarily attributable to five restaurants that opened during the first three quarters. In the prior-year period, pre-opening costs are related to the Bad Daddy’s restaurants opened during 2017 in Colorado and North Carolina.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended June 26, 2018, increased $184,000 from $753,000 in the quarter ended June 27, 2017 to $937,000.

Good Times depreciation costs increased $22,000 from $217,000 in the quarter ended June 27, 2017 to $239,000 in the quarter ended June 26, 2018. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017.

Bad Daddy’s depreciation costs increased $162,000 from $536,000 in the quarter ended June 27, 2017 to $698,000 in the quarter ended June 26, 2018. This increase was mainly attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018.

Depreciation and amortization costs for the three quarters ended June 26, 2018, increased $579,000 from $2,086,000 in the three quarters ended June 27, 2017 to $2,665,000.

Good Times depreciation costs increased $94,000 from $598,000 in the three quarters ended June 27, 2017 to $692,000 in the three quarters ended June 26, 2018. The increase was primarily attributable to the new Good Times restaurant that opened in March 2017.

Bad Daddy’s depreciation costs increased $485,000 from $1,488,000 in the three quarters ended June 27, 2017 to $1,973,000 in the three quarters ended June 26, 2018. The $485,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018.

General and Administrative Costs. General and administrative costs for the quarter ended June 26, 2018, increased $238,000 to $2,069,000 (7.9% of total revenue) from $1,831,000 (8.4% of total revenues) for the quarter ended June 27, 2017.

The $238,000 increase in general and administrative expenses in the quarter ended June 26, 2018 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs of $163,000
•	Decrease in incentive stock compensation cost of $117,000
•	Increase in professional fees, director’s fees and financial relations of $209,000 primarily attributable to payments to departing directors pursuant to a settlement agreement with shareholders affiliated with two directors; and professional services associated with a one-time option exchange and the establishment of a new equity compensation plan to replace the former plan which had expired
•	Net decreases in all other expenses of $17,000

General and administrative costs for the three quarters ended June 26, 2018, increased $662,000 to $5,884,000 (8.1% of total revenue) from $5,222,000 (9.2% of total revenues) for the three quarters ended June 27, 2017.

The $662,000 increase in general and administrative expenses in the three quarters ended June 26, 2018 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs of $487,000
•	Decrease in incentive stock compensation cost of $306,000
•	Increase in professional fees, director’s fees and financial relations of $266,000 primarily attributable to legal expenses related to the Company’s response to SEC filings by shareholders affiliated with two former directors, payments to departing directors pursuant to a settlement agreement with shareholders affiliated with two directors, and professional services associated with a one-time option exchange and the establishment of a new equity compensation plan to replace the former plan which had expired
•	Increase in stock exchange fees and expenses of $23,000 primarily attributable to our annual NASDAQ listing fee
•	Increase in our corporate office rent of $68,000
•	Increase in payroll processing fees of $18,000
•	Increase in travel and entertainment expenses of $53,000
•	Net increases in all other expenses of $53,000

Total general and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands, however we anticipate they will continue to decrease as a percentage of revenue as additional restaurants are developed.

Advertising Costs. Advertising costs for the quarter ended June 26, 2018, increased $51,000 to $565,000 (2.2% of restaurant sales) from $514,000 (2.4% of restaurant sales) for the quarter ended June 27, 2017.

Good Times advertising costs were $372,000 (4.5% of restaurant sales) in the quarter ended June 26, 2018 compared to $382,000 (4.5% of restaurant sales) in the same prior year period.

Bad Daddy’s advertising costs were $193,000 (1.1% of restaurant sales) in the quarter ended June 26, 2018 compared to $132,000 (1.0% of restaurant sales) in the same prior year period. The $61,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018.

Advertising costs for the three quarters ended June 26, 2018, increased $230,000 to $1,587,000 (2.2% of restaurant sales) from $1,357,000 (2.4% of restaurant sales) for the three quarters ended June 27, 2017.

Good Times advertising costs were $1,062,000 (4.6% of restaurant sales) in the three quarters ended June 26, 2018 compared to $1,004,000 (4.5% of restaurant sales) in the same prior year period.

Bad Daddy’s advertising costs were $525,000 (1.1% of restaurant sales) in the three quarters ended June 26, 2018 compared to $353,000 (1.0% of restaurant sales) in the same prior year period. The $172,000 increase was primarily attributable to the six new restaurants opened in fiscal 2017 and the five new restaurants opened in the first three quarters of 2018.

Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales. We anticipate that for the balance of fiscal 2018 Good Times advertising costs will remain consistent as a percentage of restaurant sales and will consist primarily of television advertising, social media and on-site and point-of-purchase merchandising totaling approximately 4.5% of restaurant sales.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Franchise Costs. Franchise costs were $11,000 and $28,000 for the quarters ended June 26, 2018 and June 27, 2017, respectively.

Franchise costs were $32,000 and $80,000 for the three quarters ended June 26, 2018 and June 27, 2017, respectively.

The costs are primarily related to the Good Times franchised restaurants. The year-over-year declines in both the current quarter and the year-to-date period are due to improved efficiencies associated with a reorganization of franchise support for the Good Times brand.

Asset impairment costs. Asset impairment costs were $72,000 and $0 for the three quarters ended June 26, 2018 and June 27, 2017, respectively. The costs are related to a Good Times restaurant that was closed and subleased in April 2018.

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for the quarter ended June 26, 2018 was $9,000 compared to a gain of $6,000 in the quarter ended June 27, 2017.

The gain on restaurant asset disposals for the three quarters ended June 26, 2018 was $26,000 compared to a gain of $17,000 in the three quarters ended June 27, 2017.

The gain in both periods is primarily related to deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Income (loss) from Operations. Income from operations was $781,000 in the quarter ended June 26, 2018 compared to $15,000 in the quarter ended June 27, 2017.

Income from operations was $413,000 in the three quarters ended June 26, 2018 compared to a loss from operations of ($986,000) in the three quarters ended June 27, 2017.

The change in income from operations for the three quarters ended June 26, 2018 is due primarily to matters discussed in the "Net Revenues”, "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs" sections above.

Net Income (loss). Net income was $685,000 for the quarter ended June 26, 2018 compared to a net loss of ($35,000) in the quarter ended June 27, 2017.

Net income was $143,000 for the three quarters ended June 26, 2018 compared to a net loss of ($1,092,000) in the three quarters ended June 27, 2017.

The change from the three quarters ended June 26, 2018 to the three quarters ended June 27, 2017 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs", as well as an increase in net interest expense of $165,000 for the three quarters ended June 27, 2017 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended June 26, 2018, the income attributable to non-controlling interests was $381,000 compared to $212,000 for the quarter ended June 27, 2017.

$142,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $104,000 in the same prior year period. $239,000 of the current quarter’s income is attributable to the BDI joint-venture restaurants, compared to $108,000 in the same prior year period. This $131,000 increase is primarily due to a greater number of joint-venture store operating weeks in the current quarter compared to the same prior year period.

For the three quarters ended June 26, 2018, the income attributable to non-controlling interests was $853,000 compared to $499,000 for the three quarters ended June 27, 2017. $296,000 of the current three quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $266,000 in the same prior year period. $557,000 of the current three quarter’s income is attributable to the BDI joint-venture restaurants, compared to $233,000 in the same prior year period. This $324,000 increase is primarily due to a greater number of joint-venture store operating weeks in the current three quarters compared to the same prior year period.

Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA plus non-cash stock-based compensation expense, preopening expense, non-recurring acquisition costs, GAAP rent in excess of cash rent, and non-cash disposal of assets. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the fiscal third quarters:

	Third Quarter		Year to Date
	2018	2017	2018	2017
Adjusted EBITDA:
Net income (loss), as reported	$304	$(247)	$(710)	$(1,591)
Depreciation and amortization	897	727	2550	2,001
Interest expense, net	97	50	272	108
EBITDA	1,298	530	2,112	518
Preopening expense	565	685	1,541	1,400
Non-cash stock-based compensation	88	205	303	609
GAAP rent in excess of cash rent	(35)	(18)	(51)	(34)
Non-cash disposal of asset	(9)	(6)	(26)	(17)
Asset impairment charge	0	0	72	0
Adjusted EBITDA	$1,907	$1,396	$3,951	$2,476

Liquidity and Capital Resources

Cash and Working Capital

As of June 26, 2018, we had a working capital deficit of $2,824,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have two to four weeks to pay our vendors. This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened. We believe that with our ability to access the Cadence Bank credit facility in addition to cash flow generated from our existing restaurants, that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2018. As of June 26, 2018, we had total commitments outstanding of $1,379,000 related to construction contracts for Bad Daddy’s restaurants currently under development. We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

Financing

On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”). On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of June 26, 2018, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 6.0062%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,500,000. As of June 26, 2018, the Company was in compliance with its covenants.

As a result of entering into the Cadence Credit Facility and the amendment, the Company paid loan origination costs including professional fees of approximately $197,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of June 26, 2018, the outstanding balance on the facility was $5,100,000.

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

Cash Flows

Net cash provided by operating activities was $4,627,000 for the three quarters ended June 26, 2018. The net cash provided by operating activities for the three quarters ended June 27, 2017 was the result of net income of $143,000 as well as cash and non-cash reconciling items totaling $4,484,000 (comprised of 1) depreciation and amortization of $2,849,000, 2) accretion of deferred rent of $414,000, 3) amortization of lease incentive obligations of $313,000, 4) stock-based compensation expense of $303,000, 5) Non-cash asset impairment costs of $72,000, 6) an increase in receivables of $128,000, 7) an increase in deferred liabilities related to tenant allowances of $1,258,000, 8) an increase in accounts payable of $194,000, 8) an decrease in accrued liabilities of $21,000 and 9) a net decrease in other operating assets and liabilities of $144,000).

Net cash provided by operating activities was $2,875,000 for the three quarters ended June 27, 2017. The net cash provided by operating activities for the three quarters ended June 27, 2017 was the result of a net loss of $1,092,000 as well as cash and non-cash reconciling items totaling $3,967,000 (comprised of 1) depreciation and amortization of $2,244,000, 2) accretion of deferred rent of $422,000, 3) amortization of lease incentive obligations of $205,000, 4) stock-based compensation expense of $609,000, 5) an increase in receivables of $646,000, 6) an increase in deferred liabilities related to tenant allowances of $1,254,000, 7) an increase in accounts payable of $745,000, 8) a decrease in accrued liabilities of $161,000 and 8) a net decrease in other operating assets and liabilities of $295,000).

Net cash used in investing activities for the three quarters ended June 26, 2018 was $5,153,000 which primarily reflects the purchases of property and equipment of $6,560,000 and sale leaseback proceeds of $1,397,000. Purchases of property and equipment is comprised primarily of the following:

•	$5,952,000 in costs for the development of Bad Daddy’s locations

•	$307,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$301,000 for miscellaneous capital expenditures related to our Good Times restaurants

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

Net cash used in financing activities for the three quarters ended June 26, 2018 was $625,000, which includes principal payments on notes payable, long-term debt and capital leases of $1,613,000, borrowings on notes payable and long-term debt of $1,400,000 and net distributions to non-controlling interests of $412,000.

Net cash provided by financing activities for the three quarters ended June 27, 2017 was $4,175,000, which includes principal payments on notes payable, long term debt and capital leases of $21,000, borrowings on notes payable and long-term debt of $4,100,000, contributions from non-controlling interests of $834,000 and distributions to non-controlling interests of $738,000.

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

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2017 were approximately 4.5%, and we raised menu prices approximately 2.8% during the first three quarters of fiscal 2018. The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2017 were approximately 2.9% on average. We raised menu prices during the first three quarters of fiscal 2018 approximately 3.2%. Commodity costs rose significantly during the final two fiscal quarters of 2017 but declined on a sequential basis during the first two fiscal quarters of 2018, less significantly for the Good Times concept where we have not experienced the same sequential and year-over-year declines in the cost of certified “all-natural” beef. When combined with anticipated menu price increases, we expect Good Times’ and Bad Daddy’s’ food and packaging costs to be relatively consistent or slightly elevated compared with the current quarter, as a percentage of sales during the remainder of fiscal 2018.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 26, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 10, 2018

Boyd E. Hoback President and Chief Executive Officer

Ryan M. Zink Chief Financial Officer

