Form 10-K
period 2018-09-25
Good Times Restaurants Inc.
filed 2018-12-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25 2018
OR
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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☑
Accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☑

As of March 26, 2018 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 12,468,326 shares of common stock held by non-affiliates of the registrant was $37,577,171.

As of December 6, 2018, the registrant had 12,522,778 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 25, 2018.

2

PART I

ITEM 1.	BUSINESS

Our Company

Good Times Restaurants Inc., a Nevada corporation formed on October 6, 1996, operates and franchises Bad Daddy’s Burger Bar restaurants (“BDBB” or “Bad Daddy’s”) and Good Times Burgers & Frozen Custard (“GTBFC” or “Good Times”) restaurants. Bad Daddy’s and Good Times are two distinctly different, yet complementary, restaurant concepts. Each is positioned as a high-quality brand within its respective segment of the industry. Bad Daddy’s is positioned at the upper end of the full-service casual theme restaurant segment and Good Times is positioned at the upper end of the quick-service restaurant segment.

Through our subsidiaries, as of December 6, 2018, we own, operate, franchise, or license a total of thirty-four BDBB restaurants in six different states. We own and operate twelve BDBB restaurants in Colorado, one BDBB restaurant in Oklahoma, thirteen BDBB restaurants in North Carolina, four BDBB restaurants in the greater Atlanta area, one BDBB restaurant in Chattanooga, Tennessee and one in Greenville, South Carolina. Of these restaurants, eight restaurants in North Carolina and South Carolina are operated through joint venture arrangements where we are the operating partner and own between 23% and 75% interest in the joint venture entities. We license the Bad Daddy’s brand for the BDBB restaurant located in the Charlotte Douglas International Airport which is owned and operated by a third- party licensee. One additional BDBB restaurant in Greenville, S.C. is operated by a third-party franchisee. We currently own and operate or franchise thirty-five total Good Times restaurants. Of these restaurants, thirty- three are in Colorado. Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.

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

Fiscal 2018 Financial & Brand Highlights

•	Our net revenues for fiscal 2018 increased by $20,160,000 (25.5%) to $99,240,000 from $79,080,000 in fiscal year 2017, primarily due to nine new Bad Daddy’s locations opened during the fiscal year ended September 25, 2018 (“fiscal 2018”) and a full year of operations for units opened during the fiscal year ended September 26, 2017 (“fiscal 2017”).

•	The Bad Daddy’s brand had a 0.2% increase in same store sales for fiscal 2018. Adjusted for the impact of hurricane Florence, which had a significant impact in late September in our North Carolina restaurants, same store sales for the year would have increased 0.8%.

•	We opened nine Bad Daddy’s restaurants in fiscal 2018. We opened one Bad Daddy’s in the first quarter of fiscal 2019 and plan to open a total of five to six Bad Daddy’s during the 2019 fiscal year.

•	The Good Times brand has had eight consecutive years of same store sales growth.

•	The Good Times brand had a 4.2% increase in same store sales for fiscal 2018 in addition to the increase in same store sales for fiscal 2017 of 2.1%.

•	We closed two company-owned Good Times restaurants in fiscal 2018. One franchisee-owned Good Times restaurant closed during fiscal 2018.

•	We ended fiscal 2018 with $3.5 million in cash and a $7.5 million balance in notes payable.

Recent Developments

In September 2016, we entered into a $9,000,000 senior debt revolving line of credit with Cadence Bank to provide the necessary capital to fund future Bad Daddy’s and Good Times locations as well as fund the continued remodel of existing Good Times locations and recurring capital expenditures. In September 2017, we entered into an amendment to the senior debt revolving line of credit to increase the borrowing capacity to a total of $12,000,000. Subsequent to the end of fiscal 2018, in October 2018, we entered into an amendment to the senior debt revolving line of credit to increase the borrowing capacity to a total of $17,000,000.

Concepts

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar operates in the emerging “small box” better burger casual dining segment and is an upscale, chef driven, full service, full bar concept.

There are three primary elements of the concept that we try and differentiate for our guests:

1.	Artfully Crafted Food. The menu consists of items made according to chef-driven recipes and with high quality ingredients that we believe have broad consumer appeal, yet are very distinctive within the upscale, casual dining segment. The menu is comprised of signature burgers, salads, sandwiches, and appetizers executed in unique flavor profiles. Regular “chef specials” are offered in each menu category that highlight unique flavor profiles whenever possible. Housemade sauces and dressings, a brioche bun, non-beef alternatives, including buffalo, tuna, turkey and chicken, and Create Your Own Burgers and Salads all help to differentiate Bad Daddy’s from other restaurants.

2.	A “Bad Ass Bar.” The food menu is complemented by a full bar that focuses on local, craft microbrew beers and specialty craft cocktails, with craft beers offered from several breweries that are local to each restaurant’s trade area. Two specialties are our Bad Daddy’s Amber Ale and our Bad Ass Margarita. Total alcoholic beverages account for approximately 15-20% of sales in our Bad Daddy’s restaurants.

3.	Radical Hospitality. The restaurants have a high-energy yet family friendly environment with iconic, pop culture design elements and a personal, ultra-friendly and informal service platform. BDBB’s menu, service and environment are designed around a slightly irreverent brand personality, such as our Bad Ass Burger and Bad Ass Margarita menu items and the iconic Farrah Fawcett and Paul Newman Cool Hand Luke posters in the men’s and women’s restrooms. We have developed our own playlist of classic 1970’s to current classic rock n roll music that adds to the high energy atmosphere.

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

A typical BDBB restaurant is approximately 3,500-4,000 square feet with an enclosed patio, smaller than most other casual dining restaurants. Based on average annual restaurant sales of approximately $2.5 million (for restaurants open more than eighteen months), BDBB restaurants generate average sales per square foot of approximately $700, which we believe is a key metric indicating the strength and expansion potential of the concept. While sharing common design elements, each restaurant has unique features intended to create the impression that each Bad Daddy’s is local to its trade area and serves as a further point of differentiation from the larger casual dining chains. We believe BDBBs’ innovative menu and personalized service combined with a unique, fun restaurant design enhance our customers’ experience and differentiate BDBB from its competitors.

Good Times Burgers & Frozen Custard

Good Times is an upscale, quick-service restaurant concept offering fresh, 100% all-natural, hand-crafted products. We operate 26 Good Times restaurants, and franchise an additional 9, located primarily in the Denver market and along the front range of Colorado. We believe Good Times is the only quick-service chain in our region, and one of a very few in the country, that offers a menu of fresh all-natural Angus beef and all-natural chicken from animals that are humanely raised and vegetarian fed without the use of added hormones, steroids, or antibiotics.

We compete primarily on the quality of our products and we believe that our menu items are consistent with the quality found at fast casual restaurants, with quick-service restaurant speed. Our brand positioning is based on “Taking a Better Food Stand” supported by the marketing headline “Happiness Made to Order” with three primary brand pillars of Innovation, Quality, and Connectedness. Within Innovation, we strive to create products and flavor profiles available only at Good Times and that challenge traditional quick-service restaurant norms. We communicate Quality throughout our menu, from our made-to-order items to our fresh, all-natural, handcrafted attributes. We strive for Connectedness with our customers based on strong emotional ties to our brand through social media, appealing to an outdoor and active lifestyle, promoting high quality ingredients, by building an irreverent yet approachable brand personality and through community support and involvement.

Our average per person check is approximately $8.00, which we believe is lower than the average check at fast casual hamburger concepts such as Habit Burger, Five Guys, and Smashburger, but higher than the typical quick-service restaurant average check. We do not offer a low-priced value menu like most national and multi-regional quick-service chains, choosing to define our value proposition based on a range of price choices within each of our menu categories and the quality of our food.

Good Times is primarily a drive-through concept, as all our restaurants have at least one drive-through lane. Many of our restaurants have no indoor seating and consist of one or two drive-through lanes and outdoor patio seating. Speed of service in this segment is critical for success and we average less than three-minute transaction times, as measured from the time the customer places their order until they leave the drive-through lane. Even in our restaurants that feature dine-in seating, a majority of our sales are conducted through the drive-thru lane.

The success of our strategy is evident in our strong same-store sales growth (sales growth over the prior year period at restaurants open more than 18 months, also referred to as comparable sales). Based on information from industry analysts and third-party publications, our growth in comparable restaurant sales has outperformed the quick-service restaurant industry average over the last eight years. Fiscal 2018’s same store sales growth of 4.2% followed comparable sales growth of 2.1% in fiscal 2017, 0.3% in fiscal 2016, 0.9% in fiscal 2015, 14.6% in 2014 and 11.9% growth in 2013.

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

We believe Good Times is the only quick-service chain in our region with an all-natural platform. We do not offer a dollar menu that many national chains do, choosing to compete on a market position emphasizing quality and uniqueness with a variety of price points across the menu and serving made-to-order products with quick-service restaurant speed of service.

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

Our Brands Share a Similar Customer Demographic.

Due to the common strategic focus on a quality positioning, both Good Times and Bad Daddy’s appeal to a slightly higher income, more upscale consumer demographic profile. However, there is little, if any, overlap between the brands in how consumers use them. Good Times is convenience-driven and operates in the quick-service restaurant segment with a $8.00 per person average check deriving the majority of its sales from the drive through occasion, while Bad Daddy’s provides a more destination-oriented, full service dining occasion with an average per person check of over $17.

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

Both of our brands currently operate with relatively small market penetration and overall development footprints, providing significant expansion potential. As we further develop our markets, we expect to realize efficiencies in supervision and development and training of our employees, as well as economies of scale in our supply chain cost structure. It is our goal to grow relatively contiguously from our existing operating bases in order to maximize brand awareness and operating and distribution efficiencies.

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

We Have Assembled a Dedicated Management Team with Significant Experience.

Our core Good Times management team has worked together for over 20 years developing its concept and systems. Immediately after signing our license agreement to operate Bad Daddy’s restaurants in Colorado, we hired a team experienced in the management and development of full-service concepts to guide the growth of that brand and have since added experienced management and multi-unit leaders from other full-service brands.

Each of our brands are operated under separately dedicated management teams utilizing shared support services in administration, finance, accounting, human resources, development, marketing and information technology. We believe we have the processes and systems in place to support accelerated growth.

We Have Significant Operating Momentum.

Same-store sales at Good Times have increased eight consecutive years. Our compound same-store sales growth rate was approximately 45% from fiscal 2013 to fiscal 2018. We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective broadcast and social media marketing, and consistent execution of the customer experience. We plan to continue to re-image and remodel our remaining restaurants, innovate with new menu items in keeping with our brand strategy, and communicate our brand story to maintain our same-store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, North Carolina. Sales of the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.5 million for the fifty-two weeks ended September 25, 2018. We opened nine restaurants during fiscal 2018 in addition to the six opened during fiscal 2017.

We believe that the strength of the Bad Daddy’s unit economic model provides us with significant expansion potential, both in our existing markets of the Southeastern U.S., and in new markets. We anticipate that most of our growth in the next two fiscal years will be in the Southeast and Midwest regions of the U.S.

Business Strategies

We are focused on continuing to improve the profitability of Drive Thru and developing additional Good Times restaurants in our home state of Colorado while developing the Bad Daddy’s Burger Bar concept with company-owned restaurants in Colorado, Oklahoma and North Carolina in addition to other markets in the U.S. We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets forth the key elements of our growth strategy:

1.	Pursue disciplined growth of Company-operated Bad Daddy’s Burger Bar restaurants. We own the Bad Daddy’s Burger Bar brand, including all associated intellectual property. We have opened one new Bad Daddy’s restaurant subsequent to September 25, 2018 in Decatur, Georgia and have additional restaurants under development to open in fiscal 2019. We are in various stages of lease negotiation for additional sites for development in 2019 and 2020 as we continue our expansion primarily in the Southeast region of the country in fiscal 2019. We expect five to six openings in fiscal 2019, including the already opened restaurant in Georgia. We intend to follow a disciplined strategy of initially developing restaurants in other metropolitan areas in the Southeast and other regions of the country with favorable regulatory and legislative environments, and that meet our demographic, real estate and investment criteria in order to maximize management efficiencies, including multi-unit supervision, overall brand management, and product distribution.

We believe that the broad appeal of Bad Daddy’s concept and the high-sales generated per square foot make it attractive to developers and provide us with the opportunity for continued expansion in other new markets across the country. We seek sites in upper middle-income suburban areas in proximity to upscale retail developments, theaters and high levels of daytime employment.

2.	Improve operational efficiencies and expense management. We continue to focus on managing our expenses in the operation of our restaurants and in our general and administrative functions, with a particular focus on cost of sales, labor and operating expense controls and efficiencies while not adversely impacting our overall quality and service proposition. Macroeconomic, state legislative increases to wages and other external factors have resulted in upward trends in certain of these operating costs. We have implemented multiple programs to mitigate the impact of these external factors including optimization of our supply and distribution channels, labor productivity tools and a new accounting software platform in fiscal 2017 for improved access to data by our restaurant operations teams. We anticipate that general and administrative expenses will continue to decline as a percentage of revenues as we continue to grow and as we gain further efficiencies in supervision and support services costs.

3.	Increase same-store sales in both brands. We intend to continue to focus on increasing our same-store sales. We plan to further strengthen our fresh, handcrafted, all-natural brand position at Good Times with menu innovation and targeted merchandising around each of our menu categories and focus around consumer price choice instead of deep discounts. We also expect to continue our broadcast advertising program while expanding our digital advertising and social media presence to elevate our online consumer facing conversation around the attributes of our all-natural platform for each of our core products. We intend to increase Bad Daddy’s same store sales through continual innovation in both ongoing menu engineering and chef-special limited time menu offerings that we believe drive increased customer visits as well as the per person average check. We also plan to promote our selection of 18 to 24 craft and local draft beers available at each restaurant and provide innovation in our craft cocktail lineup. Bad Daddy’s advertising is targeted to individual trade areas, community involvement and in-store, “four-wall” marketing activities that focus on optimizing the guests’ food, bar and service experience.

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

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet.  While our Good Times restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on- and off-site development or land and zoning submittals and modifications. We estimate that it will take approximately 100 to 120 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued. We expect that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations.

Good Times Burgers & Frozen Custard

We do not have explicit plans to develop additional Good Times restaurants, as we believe that our highest return on investment opportunity is through the development of Bad Daddy’s locations. However, we expect that any opportunistic development in Good Times locations would be through a lens of growth in Colorado and potentially surrounding states, which would preserve operating and marketing efficiencies created by the geographic concentration of our existing base of restaurants.

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

We lease all of our sites.  When we do purchase and develop a site, we intend to ultimately sell the developed site into the sale-leaseback market under a long-term lease. Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective.  Our site selection process includes evaluating several criteria, including a mix of substantial daily traffic, density of at least 30,000 people within a three-mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

Restaurant locations

As of December 6, 2018, we operate, franchise or license a total of thirty-four Bad Daddy’s Burger Bar locations. The location in the Charlotte Douglas International Airport is operated pursuant to a License Agreement.

Additionally, we operate or franchise a total of thirty-five Good Times restaurants.

Company-Owned/Co-Developed/Joint Venture

	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2018	2017	2018	2017	2018	2017
Colorado	26	28	12	12	38	40
Georgia	0	0	4	0	4	0
North Carolina	0	0	13	11	13	11
Oklahoma	0	0	1	1	1	1
South Carolina	0	0	1	0	1	0
Tennessee	0	0	1	0	1	0
Total	26	28	32	24	58	52

Franchise/License

	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2018	2017	2018	2017	2018	2017
Colorado	7	8	0	0	7	8
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Wyoming	2	2	0	0	2	2
Total	9	10	2	2	11	12

We opened nine company-owned or joint-venture Bad Daddy’s restaurants during fiscal 2018. In fiscal 2018, two company-owned and one franchise Good Times restaurants in Colorado closed their operations.

Menu

Bad Daddy’s Burger Bar

We take great pride in offering a menu at Bad Daddy’s Burger Bar consisting of high quality, handcrafted all-Angus beef burgers with unique toppings such as buttermilk country-fried bacon, housemade American cheese, scratch made pesto and our specialty Bad Daddy’s sauce. The customizable menu options also include artisanal cheeses, tuna, turkey, buffalo and chicken sandwiches. We also offer recipe or customizable chopped salads, a full gluten free menu and regional menu items that incorporate local flavors. We also offer appetizers, hand-cut fries, housemade potato chips, hand-spun ice cream milk shakes and desserts. We offer a variety of craft beers from local breweries and a full bar serving spirits, cocktails, and wine.

Signature recipes include the Bad Ass Burger, Sam I Am Burger and Emilio’s Chicken Sandwich.  Chopped Salads include the Texican Chicken Salad, and the Stella’s Greek Salad. A unique element to Bad Daddy’s menu is the option for full customization through the Create Your Own Burger or Salad with choices of bun, protein, vegetables and over sixty toppings. The craft beer and cocktail menus include local craft microbrews in each market. We’ve partnered with Full Sail Brewing Company for our own Bad Daddy’s Amber Ale. We offer a cocktail menu that uses fresh-squeezed housemade sours and fresh garnishes including the Bad Ass Margarita, Bad Betty and Daddy’s Dragonberry.

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu, including rotating chef specials with flavor profiles unique to Bad Daddy’s.

Good Times Burgers & Frozen Custard

The menu of a Good Times restaurant is limited to all natural hamburgers, cheeseburgers, chicken sandwiches, chicken tenders, french fries, onion rings, fresh lemonades, soft drinks and frozen custard products plus a breakfast menu consisting of breakfast burritos, breakfast sandwiches, orange juice and coffee and a kid’s meal menu consisting of hamburgers, cheeseburgers, chicken tenders, mac n’ cheese, french fries, and apple sauce. Each menu item is made to order at the time the customer places the order and is not pre-prepared.

Our hamburger patties are made with Meyer all-natural, all-Angus beef. Our chicken products are sourced from Springer Mountain Farms, which provides all-natural, antibiotic free, humanely-raised chicken. All-natural Angus beef and chicken are raised without the use of any hormones, antibiotics or animal byproducts that are normally used in the open market. We believe that all-natural beef and chicken deliver a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer all-natural, all-Angus Beef and Springer Mountain Farms Chicken processes, may also minimize the risk of any food-borne bacteria-related illnesses. We also believe that the use of premium, all-natural beef and chicken products help us to differentiate our concept in a crowded quick-service segment of the restaurant industry.

Our fresh frozen custard is a premium ice cream (requiring in excess of 10% butterfat content and 1.4% egg yolks) with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts  The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products.  We serve the frozen custard as vanilla and a flavor of the month in cups and cones, specialty sundaes and Spoonbenders, a mix of custard and toppings.

The breakfast menu is centered around Hatch Valley Green Chile Burritos made with our own proprietary green chile recipe using Hatch Valley, New Mexico roasted green chiles, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo. We have expanded our breakfast menu to include a double egg breakfast sandwich, offered with bacon and cheddar or tomato and pesto, and served on an artisan bun. We also offer a premium coffee made by Daz Bog, a Colorado-based coffee roaster, and pure 100% orange juice.

Marketing & Advertising

Bad Daddy’s Burger Bar

Our marketing strategy for Bad Daddy’s Burger Bar focuses on iconic, in-store merchandising materials and local store marketing to the surrounding trade area around each restaurant, including public relations and community-based events.  We generally do not focus on market-wide promotions or advertising, but on the in-store customer experience, building word-of-mouth reputation and recommendations and local public relations based on prior and recent awards and recognitions received by Bad Daddy’s. We utilize social media, public relations, and trade area specific direct mail materials, particularly in support of new restaurant openings, to drive trial and initial awareness. We have developed an expanded menu of rotating chef specials featuring unique taste profiles and local ingredients for burgers, salads, sandwiches and appetizers, supported by trade area specific beer offerings and bar promotions.

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

Media is an important component of building our brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on cable television media during fiscal 2017 and 2018.   We augment our cable television advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products. Further, we have begun to explore more sophisticated digital marketing through which we expect to be able to more directly measure in-store traffic generated by specific digital ads.

Operations

We maintain separate operating teams for each of our concepts and have extensive operating, training and quality control systems in place.

Restaurant Management

Bad Daddy’s Burger Bar was developed as a chef-driven concept and utilizes a team of four to six managers in our operations at each restaurant. Managers are trained in back of the house skills (prep, kitchen positions and line management), front of the house service positions (host, server and bar) and all management functions. As a full-service concept, the experience, qualifications and compensation differ from Good Times and we maintain a separate operating team for Bad Daddy’s Burger Bar operations, with separate recruiting and training functions. Our managers participate in a bonus pool for each restaurant based on a combination of restaurant sales, income, and specific financial and operational objectives.

Each Good Times restaurant employs a general manager, two to four assistant managers, up to four hourly shift managers and approximately 10 to 20 non-management employees, most of whom work part-time during three shifts. An eight to ten-week training program is utilized to train restaurant managers on all phases of the operation. Ongoing training is provided as necessary. We believe that incentive compensation of our restaurant managers is essential to the success of our business. Accordingly, in addition to a salary, managerial employees may be paid a bonus based upon proficiency in meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures. Most of our managers participate in a bonus plan based on their performance against their monthly financial, operating, customer and people development scorecard metrics.

Operational and Management Systems and Processes

We have implemented highly-effective operating systems and processes relative to those in the industry for both of our concepts.  Detailed processes have been developed for hourly, daily, weekly and monthly responsibilities that drive consistency across our system of restaurants and performance against our standards within different day parts.  We utilize a combination of industry-leading labor programs and proprietary algorithms to determine optimal staffing needs of each restaurant based on its actual customer flow and demand.  We also employ several additional operational tools to continuously monitor and improve speed of service, food waste, food quality, sanitation, financial performance and employee development.  The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver.

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

Franchising

For Good Times, we have prepared forms of area rights and franchise agreements and advertising material to be utilized in soliciting prospective franchisees. We have historically sought to attract franchisees that are experienced restaurant operators, are well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  Currently, we are not actively soliciting new franchisees and anticipate any near-term growth would more likely occur through the opportunistic development of additional company-owned Good Times restaurants.

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

We have entered into seven Good Times franchise agreements in the greater Denver metropolitan area and two dual-branded franchised restaurants operate in Gillette and Sheridan, Wyoming.  In addition, seven joint-venture restaurants are operating in the Denver metropolitan area media market.

For Bad Daddy’s Burger Bar, we have previously prepared form of area rights and franchise agreements, and presently have one existing franchise agreement in-force. We anticipate that a franchisee will typically pay a royalty of 4% to 5% of net sales and will participate in an advertising fund and local advertising by contributing up to 2% of net sales.   Initial development and franchise fees are projected to be $35,000 per restaurant.  We estimate that it will cost a Bad Daddy’s Burger Bar franchisee $590,000 to $1,382,000 to open a 3,500 to 4,000 square foot restaurant in an in-line or end-cap retail center, based on our knowledge of the development costs of the existing Bad Daddy’s Burger Bar restaurants. We currently have one franchise agreement for one restaurant in South Carolina and a license agreement for a location in the Charlotte Douglas International Airport. Currently, we are not actively soliciting new Bad Daddy’s franchisees.

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

Employees

At September 25, 2018, we had approximately 2,368 employees of which 2,084 are hourly employees and 284 are salaried employees working full time. We consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Competition

The restaurant industry, including both limited service and full-service segments, is highly competitive. Bad Daddy’s Burger Bar competes with both local and national grill and bar concepts and gourmet, “better burger” concepts.  As the concept is expanded, Bad Daddy’s Burger Bar will compete against concepts such as Red Robin, Chili’s, Burger Lounge, The Counter, Bobby’s Burger Palace and other full service and limited service better burger restaurants.  There are other burger-centric fast casual concepts such as Five Guys Burgers & Fries and Smashburger that operate at a lower average customer check than Bad Daddy’s Burger Bar and others such as Zinburger, Bare Burger and Five Napkin Burger that operate with a higher average customer check.  We believe that Bad Daddy’s Burger Bar has an advantage in the handcrafted quality of our food, unparalleled ability for guest to customize their order, distinctiveness of its atmosphere and uniqueness of its menu offerings.  Nevertheless, Bad Daddy’s Burger Bar may be at a competitive disadvantage to other restaurant chains with greater name recognition.

Good Times competes with many other hamburger-oriented quick-service restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do. Restaurant companies that currently compete with Good Times in the Denver market include McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box and Freddy’s. In-N-Out, a California-based, burger-focused quick-service restaurant concept, announced its intention to begin expansion into the Colorado market, including Colorado Springs and Denver, but specific details about those plans have not been publicly released. Double drive-through restaurant chains such as Rally’s Hamburgers and Checker’s Drive-In Restaurants, which currently operate a total of over 850 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado. Culver’s and Freddy’s are the only significant competitors offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and both have a significant presence in Midwestern markets that may be targeted for expansion. Additional “fast casual” hamburger restaurants are being developed in the Colorado market, such as Smashburger and Five Guys; however, they do not have drive-through service and generate an average per person check that is approximately 50% higher than the average check at a Good Times restaurant.

We believe that Good Times may have a competitive advantage in terms of quality of product compared to traditional quick-service hamburger chains.  Early development of our double drive-through concept in Colorado has given us an advantage over other double drive-through chains that may seek to expand into Colorado because of our brand awareness and present restaurant locations.  Nevertheless, we may be at a competitive disadvantage to other restaurant chains with greater name recognition and marketing capability.  Furthermore, most of our competitors in the fast-food business operate more restaurants, have been established longer, and have greater financial resources and name recognition than we do.  There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Intellectual Property

We have registered our mark “Good Times” federally.  We received approval of our federal registration of “Good Times” in 2003.  In addition, we own trademarks or service marks that have been registered, or for which applications are pending, with the United States Patent and Trademark Office including but not limited to: “Big Daddy Bacon Cheeseburger,” “Chicken Dunkers,” “Happiness Made To Order,” “Mighty Deluxe.” Our trademarks expire between 2019 and 2027.

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

Available Information

Our Internet website address is goodtimesburgers.com. We make available free of charge through our website’s investor relations information section our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under applicable securities laws as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our website information is not part of or incorporated by reference into this Annual Report on Form 10-K.

Special Note About Forward-Looking Statements

This Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbors created thereby. A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are related to, among other things:

•	business objectives and strategic plans;

•	operating strategies;

•	our ability to open and operate additional restaurants profitably and the timing of such openings;

•	expectations that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations;

•	restaurant and franchise acquisitions;

•	anticipated price increases;

•	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

•	estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

•	anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

•	future capital expenditures;

•	our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2019;

•	the sufficiency of the supply of commodities and labor pool to carry on our business;

•	success of advertising and marketing activities;

•	the absence of any material adverse impact arising out of any current litigation in which we are involved;

•	impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

•	expectations regarding competition and our competitive advantages;

•	impact of our trademarks, service marks, and other proprietary rights; and

•	effectiveness of our internal control over financial reporting.

Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statements appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates in Part II, Item 7, and Risk Factors in Part I, Item 1A, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; increased competition in the quick-service restaurant market; costs and availability of food and beverage inventory; our ability to attract qualified managers, employees, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by employees, franchisees, customers, vendors, shareholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards, policies and practices or related interpretations by auditors or regulatory entities.

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

We have incurred losses in 27 of our 31 years since inception.  As of September 25, 2018, we had an accumulated deficit of $25,414,000.  We expect to have a loss for the fiscal year ending September 24, 2019.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same-store sales for the past eight consecutive years at Good Times.  We have operated Bad Daddy’s for a shorter period of time, but in the most recent year had slightly positive same store sales for that concept. Additional same-store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.  If our same-store sales decrease, and our other operating costs increase, our ability to attain profitability will be adversely affected.

New restaurants, when and if opened, may not be profitable, if at all, for several months.

We anticipate that our new restaurants, when and if opened, will generally take several months to reach normalized operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train a sufficient number of employees, operating costs which are often materially greater during the first several months of operation than thereafter, preopening costs and other factors.  In addition, restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant level operating expense ratios than in existing markets.  Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

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

The hamburger restaurant market is highly competitive.  Our competitors in the quick-service restaurant segment include many recognized national and regional fast-food hamburger restaurant chains, such as McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box, Freddy’s and Culver’s. In-N-Out has announced plans to expand into the state of Colorado, the primary state in which we operate, although minimal information about that expansion is known. We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service. Most of our competitors have greater financial resources, marketing programs and name recognition than we do. Discounting by our quick-service restaurant competitors may adversely affect the revenues and profitability of our restaurants.

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

Locating our restaurants in high-traffic and readily accessible areas is an important factor for our success.  Our Good Times drive-through restaurants require sites with specific characteristics and there are a limited number of suitable sites available in our geographic markets.  We intend to continue to locate Bad Daddy’s Burger Bar restaurants in leased in-line and end-cap retail locations in contrast to freestanding locations for Good Times locations.  Since suitable locations are in great demand, in the future we may not be able to obtain optimal sites for either of our restaurant concepts at a reasonable cost or at all.  In addition, we cannot assure you that the sites we do obtain will be successful.

Our franchisees could take actions that could harm our business.

Franchisees are independent contractors and are not our employees.  We provide training and support to franchisees; however, franchisees operate their restaurants as independent businesses.  Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control.  Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel.  Our image and reputation, and the image and reputation of other franchisees, may suffer materially, and system-wide sales could significantly decline, if our franchisees do not operate successfully.

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, in particular Boyd Hoback, our President and Chief Executive Officer; Ryan Zink, our Chief Financial Officer; Susan M. Knutson, our Controller and Corporate Secretary; and Scott LeFever, our Vice President of Operations for Good Times Drive-Thru Inc. Although we have entered into employment agreements with Messrs. Hoback, Zink, LeFever and Ms. Knutson, they may voluntarily terminate their employment with us at any time. In addition, we do not currently maintain key-person insurance on the lives of Messrs. Hoback, Zink, LeFever or Ms. Knutson. The loss of Messrs. Hoback’s, Zink’s, LeFever’s and Ms. Knutson’s services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

Labor shortages could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy employees.  Qualified individuals needed to fill these positions are in short supply in some areas.  The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business.  Additionally, competition for qualified employees could require us to pay higher wages to attract enough employees, which could result in higher labor costs.  Most of our employees are paid market wages on an hourly basis that are influenced by applicable minimum wage regulations.  Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

Security breaches of confidential customer information in connection with our electronic processing of credit and debit card transactions may adversely affect our business.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim, proceeding, or mandatory notification could cause us to incur significant unplanned expenses, which could have an adverse impact on our financial condition and results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and our restaurants.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs.  These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, child labor regulations and sales taxes.  Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits may increase our operating costs. Several states, including Colorado where most of our restaurants are located, have legislation passed which provides for several annual increases in their respective minimum wage and additional states may raise their respective minimum wage in the future.  This could impact the profitability of existing restaurants as well as impact development opportunities in those states.

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

Like other restaurant chains, consumer preferences could be affected by health concerns about the avian influenza, also known as bird flu, or the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.  This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants.  If we react to the negative publicity by changing our concept or our menu, we may lose customers who do not prefer the new concept or menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make our restaurants profitable.  In addition, we may have different or additional competitors for our intended customers as a result of a concept change and may not be able to compete successfully against those competitors.  A decrease in customer traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Our ability to succeed with the Bad Daddy’s Burger Bar restaurant concept will require significant capital expenditures and management attention.

We believe that new openings of Bad Daddy’s Burger Bar restaurants are likely to serve as the primary contributor of our new unit growth and increased profitability over the longer term based on the unit economics of that concept.  Our ability to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new Good Times restaurant, including customer acceptance of and competition with the Bad Daddy’s Burger Bar concept.  If the “ramp-up” period for new Bad Daddy’s Burger Bar restaurants does not meet our expectations, our operating results may be adversely affected.  There can be no assurance that we will be able to successfully develop and grow the Bad Daddy’s Burger Bar concept to a point where it will become profitable or generate positive cash flow.  We may not be able to attract enough customers to meet targeted levels of performance at new Bad Daddy’s Burger Bar restaurants because potential customers may be unfamiliar with the concept or the atmosphere or menu might not be appealing to them.  If we cannot successfully execute our growth strategies for Bad Daddy’s Burger Bar, our business and results of operations may be adversely affected.

Our growth, including the development of Bad Daddy’s Burger Bar restaurants, may strain our management and infrastructure.

In addition to new openings of Bad Daddy’s Burger Bar restaurants, we also plan to remodel and reimage existing Good Times restaurants.  In addition, we believe there may be opportunities to open or franchise new Good Times restaurants from time to time although we are not actively soliciting new Good Times franchisees.   Any growth of our business would increase our operating complexity and place increased demands on our management and infrastructure, including our current restaurant management systems, financial and management controls, and information systems.  If our infrastructure is insufficient to support our growth, our ability to open new restaurants, including the development of the Bad Daddy’s Burger Bar concept, would be adversely affected.

Bad Daddy’s Burger Bar is subject to all of the risks of a relatively new business, including competition, and there is no guarantee of a return on our capital investment.

The Bad Daddy’s Burger Bar concept has been in existence for approximately eleven years. Existing restaurants are currently located in Colorado, Georgia, Oklahoma, North Carolina, South Carolina, and Tennessee.  Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful.  There is no guarantee that we will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when such franchises are granted, the restaurants developed by franchisees will be successful.  There is also substantial uncertainty that the franchising business will be successful in view of the facts that we have sold only two Bad Daddy’s Burger Bar restaurant franchises to date and that the restaurant franchising business is very competitive.

We do not have a proven track record of operating in the “small box” better burger casual dining segment.

We have historically operated in the quick-service restaurant segment, while BDBB operates in the “small box” better burger casual dining segment. We have operated a limited number of Bad Daddy’s Burger Bar restaurants since February 2014 and thus do not have a proven track record of operating in the “small box” better burger casual dining. Realizing the contemplated benefits from expanding into a new segment of casual dining may take significant time and resources and may depend upon our ability to successfully develop familiarity in the “small box” better burger casual dining segment.

Risks Related to the Ownership of Our Common Stock

Our business could be negatively affected as a result of significant shareholders or potential shareholders attempting to effect changes or acquire control over our company, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities.

Shareholders may from time to time attempt to effect changes, engage in proxy solicitations or advance shareholder proposals. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our board of directors and senior management from the pursuit of business strategies. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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

Public companies in the United States are required to review their internal controls as set forth in the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote. If the internal controls put in place by us are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated by the SEC, we may be forced to restate our financial statements and take other actions which will take significant financial and managerial resources, as well as be subject to fines and other government enforcement actions.

Because we currently qualify as a “smaller reporting company,” our non-financial and financial information are less than is required by non-smaller reporting companies.

Currently we qualify as a “smaller reporting company.” The “smaller reporting company” category includes companies that 1) have a common equity public float of less than $250 million or 2) have less than $100 million in annual revenues and either no common equity public float or common equity public float of less than $700 million. A smaller reporting company prepares and files SEC reports and registration statements using the same forms as other SEC reporting companies, though the information required to be disclosed may differ and be less comprehensive.  Regulation S-X contains the SEC requirements for financial statements, while Regulation S-K contains the non-financial disclosure requirements.

To locate the scaled disclosure requirements, smaller reporting companies will refer to the special paragraphs labeled “smaller reporting companies” in Regulation S-K. As an example, smaller reporting companies are not required to include risk factor disclosure in Item 1A of Form 10-K. Other disclosure required by non-smaller reporting companies can be omitted in Form 10-K and Form 10-Q by smaller reporting companies.

We cannot predict whether investors will find our common stock less attractive because of our reliance on any of the reduced disclosure requirements available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The price of our common stock may fluctuate significantly.

The trading price of our shares of common stock has from time-to-time fluctuated widely and, in the future may be subject to similar fluctuations. This volatility may affect the price at which you could sell your common stock. The market price of our common stock is likely to continue to be volatile and may fluctuate significantly in response to many factors, including:

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

We are not restricted from issuing, and shareholder approval is not required in order to issue, additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock, except any shareholder approval required by The NASDAQ Capital Markets. We have in the past, and may in the future, sell such equity and equity-linked securities. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our shares of common stock. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our shares of common stock. The market price of our common stock may be adversely affected if we issue additional shares of our common stock.

You may not receive dividends on the shares of our common stock.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We have no plans to pay cash dividends on our common stock in the foreseeable future. For additional information, see “Dividend Policy” in Part II, Item 5 of this Form 10-K.

Provisions in our articles of incorporation and bylaws and provisions of Nevada law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

We are subject to anti-takeover laws for Nevada corporations.  These anti-takeover laws prevent a Nevada corporation from engaging in a business combination with any shareholder, including all affiliates and associates of the shareholder, who is the beneficial owner of 10% or more of the corporation’s outstanding voting stock, for two years following the date that the shareholder first became the beneficial owner of 10% or more of the corporation’s voting stock, unless specified conditions are met.  If those conditions are not met, then after the expiration of the two-year period the corporation may not engage in a business combination with such shareholder unless certain other conditions are met.

Our articles of incorporation and our bylaws contain several provisions that may deter or impede takeovers or changes of control or management.  These provisions:

•	authorize our board of directors to establish one or more series of preferred stock the terms of which can be determined by the board of directors at the time of issuance;

•	do not allow for cumulative voting in the election of directors unless required by applicable law. Under cumulative voting a minority shareholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors;

•	state that special meetings of our shareholders may be called only by the chairman of the board of directors, the president or any two directors and must be called by the president upon the written request of the holders of 25% of the outstanding shares of capital stock entitled to vote at such special meeting; and

•	provide that the authorized number of directors is no more than five, as determined by our board of directors.

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and liquidation.

In the future, we may issue debt or equity securities or securities convertible into or exchangeable for equity securities, or we may enter debt-like financing that is unsecured or secured by any or all of our properties. Such securities may be senior to our common stock with respect to distributions. In addition, in the event of our liquidation, our lenders and holders of our debt and preferred securities would receive distributions of our available assets before distributions to the holders of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 8,568 square feet of space for our executive offices in Lakewood, Colorado for approximately $190,000 per year under a lease agreement which expires in February 2020. Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,100 to 2,400 square feet for our prototype building with a 45 to 70 seat dining room. We do not own any of the land underlying these restaurants and either lease the land or the land and building. In November 2017 we closed on a sale lease-back transaction of the land and building associated with the Brighton, CO Good Times restaurant. These assets are listed as assets held for sale as of September 26, 2017 on the Consolidated Balance Sheets accompanying this report. In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet. The buildings are situated on lots of approximately 18,000 to 50,000 square feet. Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report. We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale-leaseback agreements.

Our Bad Daddy’s restaurants are leased spaces of approximately 3,000 to 4,000 square feet in retail developments located in Colorado, Georgia, Oklahoma, North Carolina, Tennessee and South Carolina. We intend to lease additional in-line and end-cap spaces in retail developments for new Bad Daddy’s locations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Common Stock are listed for trading on the NASDAQ Capital Market under the symbol “GTIM”. As of December 6, 2018, there were approximately 120 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

The following presents certain historical financial information. This financial information includes the combined operations of the Company and its subsidiaries for the fiscal years ended September 30, 2014 to September 25, 2018. Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net loss. Due to the acquisition of Bad Daddy’s on May 7, 2015, fiscal years 2018, 2017, 2016 and 2015 may not be comparable to the other fiscal years presented.

	Fiscal Years (in thousands, except per share data)
Operating Data:	2018	2017	2016	2015	2014
Restaurant sales	$98,564	$78,395	$63,716	$43,517	$27,368
Franchise fees and royalties	676	685	723	540	375
Total net revenues	99,240	79,080	64,439	44,057	27,743
Restaurant operating costs
Food and packaging costs	30,256	24,900	20,236	14,567	9,273
Payroll and other employee benefit costs	35,653	28,274	22,098	14,387	8,915
Occupancy and other operating costs	16,544	12,843	10,577	7,179	4,599
New store pre-opening costs	2,784	2,588	1,695	784	669
Depreciation and amortization	3,705	2,897	2,222	1,246	636
Total restaurant operating costs	88,942	71,502	56,828	38,163	24,092

Selling, general & administrative costs	9,848	8,696	7,828	5,365	3,790
Acquisition costs	-	-	-	648	-
Franchise costs	41	108	108	111	96
Asset impairment costs	72	219	-	-	-
Loss (gain) on restaurant assets	(35)	(23)	(25)	9	(16)
Gain (loss) from operations	$372	$(1,422)	$(300)	$(239)	$(219)

Other income and (expenses)
Other expense	(1)	(1)	(1)	(7)	(10)
Affiliate investment loss	-	-	-	(5)	(146)
Debt extinguishment costs	-	-	(57)	-	-
Interest income (expense), net	(388)	(182)	(107)	(49)	5
Total other expense	(389)	(183)	(165)	(61)	(151)

Net loss	$(17)	$(1,605)	$(465)	$(300)	$(370)
Income attributable to non-controlling interest	(1,017)	(650)	(856)	(491)	(320)
Net loss attributable to Good Times Restaurants Inc.	$(1,034)	$(2,255)	$(1,321)	$(791)	$(690)

Preferred stock dividends	-	-	-	-	59
Net loss attributable to common shareholders	$(1,034)	$(2,255)	$(1,321)	$(791)	$(749)
Basic and diluted loss per share	$(.08)	$(.18)	$(.11)	$(.08)	$(.12)
Balance Sheet Data:
Cash and cash equivalents	$3,477	$4,337	$6,330	$13,809	$9,894
Working capital (deficit)	(1,954)	(850)	2,671	7,470	7,841
Total assets	60,950	55,153	46,877	48,228	16,881
Long-term debt	7,472	5,339	19	1,104	219
Non-controlling interests	3,238	2,713	1,720	1,615	279
Total shareholders' equity	$37,221	$37,284	$37,798	$38,257	$13,321
Cashflow Data:
Net cash provided by operating activities	$6,504	$4,983	$5,398	$3,168	$1,438
Net cash provided by (used in) investing activities	(9,034)	(12,628)	(8,482)	(23,715)	(3,849)
Net cash provided by (used in) financing activities	1,670	5,652	(4,395)	24,462	6,162

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s fiscal year ends on the last Tuesday of September each year. Most of our fiscal years have 52 weeks, however we experience a 53rd week every five or six years. Our discussion for fiscal years 2018 and 2017, which ended on September 25, 2018 and September 26, 2017, respectively, covers a period of 52 full calendar weeks in fiscal 2018 and fiscal 2017.

The following tables present information about our reportable segments for the respective periods, all dollar values are represented in thousands:

	Fiscal Year
	2018		2017
Bad Daddy’s:
Restaurant sales	$67,428	99.5%	$47,706	99.2%
Franchise revenues	352	0.5%	361	0.8%
Restaurant operating costs:
Food and packaging costs	20,048	29.7%	14,906	31.2%
Payroll and employee benefit costs	24,861	36.9%	17,725	37.2%
Restaurant occupancy and other costs	11,067	16.4%	7,536	15.8%
Depreciation & amortization	2,821	4.2%	2,060	4.3%
Preopening costs	2,785	4.1%	2,437	5.1%
Total restaurant operating costs	$61,582	91.3%	$44,664	93.6%
General & administrative costs (1)	5,534	8.2%	4,424	9.2%
Advertising costs	592	0.9%	423	0.9%
Loss on restaurant asset sale	0	0.0%	2	0.0%
Income (loss) from operations	72	0.1%	($1,446)	(3.0%)

Good Times:
Restaurant sales	$31,136	99.0%	$30,689	98.9%
Franchise revenues	324	1.0%	324	1.1%
Restaurant operating costs:
Food and packaging costs	10,208	32.8%	9,994	32.6%
Payroll and employee benefit costs	10,792	34.7%	10,549	34.4%
Restaurant occupancy and other costs	5,477	17.6%	5,307	17.3%
Depreciation & amortization	883	2.8%	837	2.7%
Preopening costs	0	0.0%	151	0.5%
Total restaurant operating costs	$27,360	87.9%	$26,838	87.5%
General & administrative costs (1)	2,323	7.4%	2,578	9.3%
Advertising costs	1,399	4.4%	1,271	4.2%
Franchise costs	41	0.1%	108	0.4%
Asset impairment costs	72	0.2%	219	0.7%
Gain on restaurant asset sale	(35)	(0.1%)	(25)	(0.1%)
Income from operations	$300	1.0%	$24	0.1%

(1) Includes direct and allocated corporate general & administrative costs.

Restaurant operating costs are expressed as a percentage of restaurant sales

Bad Daddy’s Restaurants:

We currently operate thirty-two company-owned and joint venture Bad Daddy’s restaurants including one restaurant opened subsequent to the fiscal year-end. We also license one restaurant in North Carolina and have a franchise restaurant in South Carolina. We expect to open five to six additional Bad Daddy’s restaurants during fiscal 2019. We anticipate an approximate 2% to 3% blended price increase during fiscal 2019 at our Bad Daddy’s restaurants.

Good Times Burgers & Frozen Custard Restaurants:

We currently operate twenty-six company-owned and joint venture Good Times restaurants all in the state of Colorado. In addition, we have nine Good Times franchise restaurants, seven operating in Colorado and two in Wyoming.

Our outlook for fiscal 2019 for Good Times is cautiously optimistic based on the last eight years of positive sales trends; however, our sales trends are influenced by many factors. We anticipate an approximate 2% to 4% price increase during fiscal 2019 at our Good Times restaurants. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Results of Operations for Fiscal 2018 Compared to Fiscal 2017

Net Revenues: Net revenues for fiscal 2018 increased $20,160,000 (+25.5%) to $99,240,000 from $79,080,000 for fiscal 2017. Bad Daddy’s concept revenues increased $19,713,000 while our Good Times concept revenues increased $447,000.

Bad Daddy’s restaurant sales increased $19,722,000 to $67,428,000 in fiscal 2018 from $47,706,000 in fiscal 2017, primarily attributable to the nine new restaurants opened in fiscal 2018 and a full year of operations for restaurants opened in the prior fiscal year. Bad Daddy’s same store restaurant sales increased 0.2% during fiscal 2018 compared to fiscal 2017, which excludes the impact of fiscal weeks the original Bad Daddy’s was closed for remodeling during fiscal 2018. Excluding the impact of hurricane Florence, which occurred during the fourth fiscal quarter, Bad Daddy’s same store sales increased 0.8% for the year. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase was 3.83% in 2018 over 2017. There were seventeen restaurants included in the same store sales base at the end of the fiscal year. Additionally, net revenues for fiscal 2018 were reduced by $9,000 resulting from lower franchise royalties and license fees compared to fiscal 2017.

Additional sales data related to Bad Daddy’s company-owned and joint-venture restaurants:

	Fiscal Year
	2018	2017
Total operating store weeks	1,340.6	968.1
Average sales per week	$50,300	$49,300
Annualized net sales per square foot	$688	$678

Good Times restaurant sales increased $447,000 to $31,136,000 in fiscal 2018 from $30,689,000 in fiscal 2017. Same store restaurant sales increased 4.2% during fiscal 2018 compared to fiscal 2017. Restaurants are included in same store sales after they have been open a full eighteen months. Restaurant sales increased $1,206,000 from the prior year due to the same store sales increase, partially offset by a decrease of $759,000 from the prior year due primarily to the closure of two company owned stores in January and April 2018. The average menu price increase in fiscal 2018 over fiscal 2017 was approximately 4.3%. Franchise revenues remained unchanged at $324,000 in both fiscal 2018 and fiscal 2017.

Average Good Times restaurant sales for company-operated restaurants open the entire fiscal year for fiscal 2017 and 2018 were as follows:

	Fiscal Year
	2018	2017
Company-operated	$1,173,000	$1,095,000

During fiscal 2018, company-operated Good Times restaurants’ sales for restaurants that had been open a full eighteen months ranged from a low of $800,000 to a high of $2,031,000.

Food and Packaging Costs: For fiscal 2018, food and packaging costs increased $5,356,000 from $24,900,000 (31.8% of restaurant sales) in fiscal 2017 to $30,256,000 (30.7% of restaurant sales).

Bad Daddy’s food and packaging costs were $20,048,000 (29.7% of restaurant sales) in fiscal 2018, up from $14,906,000 (31.2% of restaurant sales) in fiscal 2017. This increase is due to a greater number of operating weeks resulting from restaurants opened during fiscal 2017 and 2018. The decrease as a percent of sales is due to lower input costs, primarily ground beef.

Good Times food and packaging costs were $10,208,000 (32.8% of restaurant sales) in fiscal 2018, up from $9, 994,000 (32.6% of restaurant sales) in fiscal 2017. Compared to fiscal 2017 the cost index on our weighted basket of goods remained relatively flat during fiscal 2018. Good Times uses all-natural beef and did not see the same decline in costs as Bad Daddy’s.

Payroll and Other Employee Benefit Costs: For fiscal 2018, payroll and other employee benefit costs increased $7,379,000 from $28,274,000 (36.1% of restaurant sales) in fiscal 2017 to $35,653,000 (36.2% of restaurant sales).

Bad Daddy’s payroll and other employee benefit costs were $24,861,000 (36.9% of restaurant sales) for fiscal 2018, up from $17,725,000 (37.2% of restaurant sales) in fiscal 2017. The $7,136,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and a full year of operations for restaurants opened in the prior fiscal year. The decrease of 0.3% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to having a higher percentage of restaurants operating outside of Colorado than last year, partially offset by the increase in statutory tipped minimum wage in Colorado. Colorado has a higher statutory minimum wage for tipped employees as compared to the other states in which we operate. We anticipate that our payroll and employee benefit costs at Bad Daddy’s will continue to decrease as a percentage of sales as we open more restaurants outside of Colorado. We estimate that the Colorado minimum wage for tipped employees results in higher total labor costs in our Colorado restaurants of approximately 5.5% of restaurant sales compared to our restaurants in jurisdictions subject only to federal minimum wage legislation.

Good Times payroll and other employee benefit costs were $10,792,000 (34.7% of restaurant sales) in fiscal 2018, up from $10,549,000 (34.4% of restaurant sales) in fiscal 2017. Payroll and other employee benefits decreased approximately $324,000 in fiscal 2018 due to two company-owned restaurants that were closed in January and April of 2018. This was offset by a $567,000 increase in payroll and other employee benefit expenses primarily due to an increase in the average wage paid to our employees, which increased approximately 10% in fiscal 2018 compared to fiscal 2017. The 10% increase is attributable to a very competitive labor market in Colorado and state mandated increases in the minimum wage rate.

Occupancy Costs: Occupancy costs include rent, real and personal property taxes, common area maintenance expenses, licenses and insurance expense. For fiscal 2018, occupancy costs increased $1,502,000 from $5,759,000 (7.3% of restaurant sales) in fiscal 2017 to $7,261,000 (7.4% of restaurant sales).

Bad Daddy’s occupancy costs were $4,348,000 (6.4% of restaurant sales) for fiscal 2018, up from $2,987,000 (6.3% of restaurant sales) in fiscal 2017. The $1,361,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and a full year of operations for restaurants opened in the prior fiscal year.

Good Times occupancy costs were $2,913,000 (9.4% of restaurant sales) in fiscal 2018, up from $2,772,000 (9.0% of restaurant sales) in fiscal 2017. The $141 ,000 increase in occupancy and other costs is primarily attributable to one new restaurant that opened in March 2017, periodic increases in rent as defined in lease agreements, and $48,000 of non-cash rent accrued related to one closed Good Times restaurant.

Occupancy costs may increase as a percent of sales as new company-owned restaurants are developed due to higher rent associated with sale-leaseback operating leases, as well as increased property taxes on those locations.

Other Operating Costs: For fiscal 2018, other operating costs increased $1,400,000 from $7,084,000 (9.0% of restaurant sales) in fiscal 2017 to $9,283,000 (9.4% of restaurant sales).

Bad Daddy’s other operating costs were $6,719,000 (10.0% of restaurant sales) for fiscal 2018, up from $4,549,000 (9.5% of restaurant sales) in fiscal 2017. The $2,170,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and a full year of operations for restaurants opened in the prior fiscal year.

Good Times other operating costs were $2,564,000 (8.2% of restaurant sales) in fiscal 2018, up from $2,535,000 (8.3% of restaurant sales) in fiscal 2017. The $29,000 increase in other operating costs is primarily attributable to one new restaurant opened in March 2017.

New Store Preopening Costs: For fiscal 2018, we incurred $2,784,000 of preopening costs compared to $2,588,000 in fiscal 2017.

Bad Daddy’s preopening costs were $2,784,000 for fiscal 2018 compared to $2,437,000 in fiscal 2017. All of the preopening costs are related to the nine newly developed Bad Daddy’s restaurants that were opened in fiscal 2018 plus certain preopening costs that were expensed in fiscal 2018 for restaurants that have or will open early in the following year.

Good Times preopening costs were $0 for fiscal 2018 compared to $151,000 in fiscal 2017. All of the preopening costs in fiscal 2017 were associated with the new restaurant that opened in March 2017.

Depreciation and Amortization Costs: Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and leasehold interests. For fiscal 2018, depreciation and amortization costs increased $808,000 from $2,897,000 in fiscal 2017 to $3,705,000 in fiscal 2018.

Bad Daddy’s depreciation costs increased $762,000 from $2,060,000 in fiscal 2017 to $2,822,000 in fiscal 2018, which was primarily attributable to the nine new restaurants opened in fiscal 2018 and a full year of operations for restaurants opened in the prior fiscal year.

Good Times depreciation costs increased $46,000 from $837,000 in fiscal 2017 to $883,000 in fiscal 2018, primarily due to the one new restaurant opened in fiscal 2018 and expenditures for equipment in existing restaurants.

General and Administrative Costs: General and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses. For fiscal 2018, general and administrative costs increased $855,000 from $7,002,000 (8.9% of total revenues) in fiscal 2017 to $7,857,000 (7.9% of total revenue).

The $855,000 increase in general and administrative expenses in fiscal 2018 is primarily attributable to:

•	Increase in payroll and employee benefit costs of $634,000
•	Increase in professional services and fees of $245,000
•	Decrease in incentive stock compensation of $331,000
•	Net increases in all other expenses of $307,000

We expect general and administrative costs to continue to increase as we build up our infrastructure to support the growth of both of our brands but are expected to decrease as a percent of revenue as new restaurants are opened.

Advertising Costs: For fiscal 2018, advertising costs increased $297,000 from $1,694,000 (2.1% of restaurant sales) in fiscal 2017 to $1,991,000 (2.0% of restaurant sales).

Bad Daddy’s advertising costs increased $169,000 from $423,000 (0.9% of restaurant sales) in fiscal 2017 to $592,000 (0.9% of restaurant sales) in fiscal 2018. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. Beginning in fiscal 2017, all restaurants began contributing to an advertising materials fund based on a percentage of restaurant sales. We anticipate that in fiscal 2019 Bad Daddy’s advertising costs will remain consistent with fiscal 2018.

Good Times advertising costs increased $128,000 from $1,271,000 (4.1% of restaurant sales) in fiscal 2017 to $1,399,000 (4.5% of restaurant sales) in fiscal 2018. Good Times advertising costs consist primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales.

We anticipate that in fiscal 2019 Good Times advertising costs will remain consistent with fiscal 2018 as a percentage of restaurant sales and will consist primarily of cable television advertising, social media and on-site and point-of-purchase merchandising.

Franchise Costs: For fiscal 2018, franchise costs decreased $67,000 from $108,000 in fiscal 2017 to $41,000 in fiscal 2018. The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals: For fiscal 2018, the gain on restaurant asset disposals was $35,000 compared to a gain of $23,000 in fiscal 2017. The gain in both fiscal 2017 and fiscal 2018 is primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants.

Asset Impairment Charges: For fiscal 2018, asset impairment charges decreased $147,000 from $219,000 in fiscal 2017 to $72,000 in fiscal 2018. We review long-lived assets and intangibles subject to amortization for impairment when there are factors that indicate the carrying value of such assets may not be recoverable.

Based upon the analysis we performed during fiscal 2017, we determined that one Company-owned Good Times restaurant was subject to impairment and as such, we recognized a non-cash impairment charge of $219,000 in fiscal 2017. The carrying amount of the restaurant was compared to its fair value as determined by management. The impairment charge represents the excess of the restaurant’s carrying amount over its estimated fair value. We closed the restaurant in January 2018.

Based upon the analysis we performed at March 27, 2018, we identified one restaurant where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets. This restaurant, an additional Good Times restaurant in Aurora, Colorado, was closed on April 22, 2018. We recorded a non-cash charge of $72,000 related to the impairment of this restaurant during the quarter ending March 27, 2018. No additional loss from disposal of assets is expected to be associated with this property. Prior to its closure, on April 6, 2018, the Company entered into a sublease of this property, the terms of which will provide sublease income substantially equal to the lease costs over the approximate 5 remaining years of the lease.

Income (Loss) from Operations: Income from operations was $372,000 in fiscal 2018 compared to a loss from operations of $1,422,000 in fiscal 2017.

The change from fiscal 2017 to fiscal 2018 was primarily attributable to the increase in net revenues offset by an increase in preopening expenses and other matters discussed in the "Restaurant Operating Costs", "General and Administrative Costs", “Advertising Costs”, “Franchise Costs”, “Gain on Restaurant Asset Sales” and “Asset Impairment Charges” sections above.

Net Loss: The net loss was $17,000 for fiscal 2018 compared to a net loss of $1,605,000 in fiscal 2017. The change from fiscal 2017 to fiscal 2018 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", “Payroll and Other Employee Benefits Costs,” "General and Administrative Costs" and " Asset Impairment Charges " sections above, offset by an increase in net interest expense of $206,000 compared to the same prior year period.

Income Attributable to Non-Controlling Interests: For fiscal 2018, the income attributable to non-controlling interests was $1,017,000 compared to $650,000 in fiscal 2017. The non-controlling interest represents the limited partner’s share of income in the Good Times and Bad Daddy’s joint venture restaurants. $382,000 of the current year income is attributable to the Good Times joint-venture restaurants, compared to $373,000 in the prior year. $635,000 of the current year income is attributable to the Bad Daddy’s joint venture restaurants, compared to $277,000 in the prior year.

Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA, adjusted for non-cash stock-based compensation expense, preopening expense, non-recurring acquisition costs, U.S. Generally Accepted Accounting Principles (“GAAP”) rent in excess of cash rent, non-cash disposal of assets and non-cash asset impairment charges. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2018	2017
Net loss, as reported	$(1,034)	$(2,255)
Depreciation and amortization (a)	3,528	2,776
Interest expense, net	391	185
EBITDA	2,885	706
Asset impairment charge	72	219
Preopening expense (a) (1)	2,463	2,154
Non-cash stock-based compensation (2)	417	748
Cash rent in excess of GAAP rent (3)	(44)	(27)
Non-cash disposal of asset (4)	(35)	(23)
Adjusted EBITDA	$5,758	$3,777

(a)	Depreciation, amortization and preopening expenses are presented net of the share attributable to the non-controlling interest.
(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 7 to the financial statements.
(3)	Represents the excess of cash rent incurred over the amount of GAAP rent recorded in the financial statements.
(4)	Primarily related to deferred gains on previous sale-leaseback transactions on two Good Times restaurants.

Liquidity and Capital Resources

Cash and Working Capital: As of September 25, 2018, we had a working capital deficit of $1,954,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors. This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2019. As of September 25, 2018, we had total commitments outstanding of $451,000 related to construction contracts for Bad Daddy’s restaurants currently under development. We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

Financing: Cadence Credit Facility: On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”). On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020 (the “2017 Amendment”). As described in Note 10, subsequent to the end of the year, on October 31, 2018, the Cadence Credit Facility was again amended to increase the loan maximum to $17,000,000 and extend the maturity date to December 31, 2021 (the “2018 Amendment”). As of September 25, 2018, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of September 25, 2018, all borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of September 25, 2018, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 6.1229%. As amended on October 31, 2018, the (i) 3.0% premium for a base rate election was reduced to 2.5% and the (ii) 4.0% premium to for a LIBOR election was reduced to 3.5%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, which as of September 25, 2018 include covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,500,000. As of September 25, 2018, the Company was in compliance with the covenants under the Cadence Credit Facility. As amended on October 31, 2018, the minimum liquidity covenant was reduced to $2,000,000. The amendment made on October 31, 2018 also extended the maturity date of the credit facility to December 31, 2021.

As a result of entering into the Cadence Credit Facility and the 2017 Amendment, the Company paid loan origination costs including professional fees of approximately $197,000 and is amortizing these costs over the term of the credit agreement. In connection with the amendment made on October 31, 2018, the Company paid additional loan origination costs, including professional fees, of approximately $35,000 and will amortize these costs over the term of the credit agreement.

Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 25, 2018, the outstanding face value of such letters of credit was $157,500.

The obligations under the Cadence Credit Facility are collateralized by a first priority lien on substantially all of the Company’s assets.

As of September 25, 2018, the outstanding balance on borrowings against the facility was $7,450,000.

Sale-Leaseback Transactions: The Company finalized a sale-leaseback transaction in November 2017 with net proceeds of $1,397,000 related to a Good Times restaurant in Brighton, Colorado. At September 26, 2017, the Company had classified these assets as held for sale.

Cash Flows: Net cash provided by operating activities was $6,504,000 for fiscal 2018 compared to net cash provided by operating activities of $4,983,000 in fiscal 2017. The net cash provided by operating activities for fiscal 2018 was the result of a net loss of $17,000 and non-cash reconciling items totaling $6,521,000 (comprised principally of: 1) depreciation and amortization of $3,951,000; 2) accretion of deferred rent of $653,000; 3) amortization of lease incentive obligations of $431,000; 4) $417,000 of stock option compensation expense; 5) non-cash asset impairment costs of $72,000; 6) an increase in deferred liabilities related to tenant allowances of $1,932,000; 7) a $194,000 increase in accounts payable; 8) an increase in accrued liabilities of $975,000; 9) an increase receivables of $1,161,000 related to tenant allowances and non-controlling interests; and 10) net increases in operating assets and liabilities totaling $81,000).

Net cash used in investing activities in fiscal 2018 was $9,034,000 compared to net cash used in investing activities of $12,628,000 in fiscal 2017. Fiscal 2018 activity primarily reflects the purchases of property and equipment of $10,444,000 and sale lease-back proceeds of $1,397,000. Purchases of property and equipment were comprised of the following:

•	$9,692,000 in costs for the development of Bad Daddy’s locations

•	$390,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$152,000 in costs related to our existing Good Times locations, for reimaging and remodeling

•	$190,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$20,000 for miscellaneous capital expenditures related to our corporate office

Net cash provided by financing activities in fiscal 2018 was $1,670,000 compared to net cash used in financing activities of $5,652,000 in fiscal 2017. The fiscal 2018 activity is comprised of net borrowings on notes payable and long-term debt of $2,133,000, net contributions from non-controlling interests in partnerships of $492,000 and $29,000 in proceeds from the exercise of stock options.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company continues to remain subject to examination by federal authorities and state jurisdictions generally for fiscal years after 2014. The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of September 25, 2018.

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

Recent Accounting Pronouncements

The information contained in Note 1 to our consolidated financial statements included in this report concerning a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition, is incorporated by reference herein.

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

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 25, 2018. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on this assessment, our management concluded that, as of September 25, 2018, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended September 25, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Nothing to report.

PART III

We will file a definitive proxy statement for our 2019 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

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

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description
2.1**	Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
3.1(P)	Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)
3.2(P)	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)
3.3	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
3.4	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)
3.5	Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)
3.6	Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)
3.7	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)
3.8	Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)
3.9	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)
3.10	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 6, 2013 (File No. 000-18590) and incorporated herein by reference)
3.11	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated May 2, 2014 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
3.12	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated December 18, 2014 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014 (File No. 000-18590) and incorporated herein by reference)
3.13	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated November 16, 2017 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed November 22, 2017 (File No. 000-18590) and incorporated herein by reference)
3.14	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated April 13, 2018 (previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
4.2	Form of 3.25% Promissory Note (previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)

10.1+	Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.2+	Employment Agreement dated as of October 1, 2007 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.3	First Amendment to Amended and Restated Credit Agreement and Waiver of Defaults dated December 27, 2011 among Good Times Restaurants Inc., Good times Drive Thru, Inc. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)
10.4	Second Amended and Restated Term Note dated December 27, 2011 by Good Times Restaurants Inc. and Good Times Drive Thru, Inc. to Wells Fargo Bank, N.A. (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)
10.5	Financial Advisory Services Agreement dated April 6, 2012 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 11, 2012 (File No. 000-18590) and incorporated herein by reference) and incorporated herein by reference)
10.6+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.7	Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)
10.8	Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)
10.9	Letter Agreement dated December 5, 2012 between Good Times Restaurants Inc. and GT Burgers of Colorado, Inc. (previously filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.10	Amendment to Financial Advisory Services Agreement dated March 25, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.11	Subscription Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.12	Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC dated April 9, 2013 (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.13	Management Services Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.14	License Agreement dated April 9, 2013 between Bad Daddy’s Franchise Development, LLC and BD of Colorado LLC (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.15	Term Sheet for Joint Venture Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s International, LLC (previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.16	Consent and Waiver of Small Island Investments Limited dated June 3, 2013 (previously filed as Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-1 filed June 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.17	Amendment to Financial Advisory Services Agreement dated September 27, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2013 (File No. 000-18590) and incorporated herein by reference)

10.18	Amendment to Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC, dated October 31, 2013 (previously filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed December 27, 2013 (File No. 000-18590) and incorporated herein by reference)
10.19+	Employment Agreement, effective December 1, 2013, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 10, 2014 (File No. 000-18590) and incorporated herein by reference)
10.20	Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.21	Registration Rights Agreement, dated May 2, 2014, among Good Times Restaurants Inc., Hoak Public Equities, L.P., and Rest Redux LLC (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.22	Agreement between Good Times Restaurants Inc. and Robert Stetson, effective May 2, 2014 (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.23	Development Line Loan and Security Agreement, dated July 30, 2014, between Good Times Drive Thru, Inc. and United Capital Business Lending, Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.24	Collateral Assignment of Franchise Agreements, Management Agreement, and Partnership Interests, dated July 30, 2014, between Good Times Drive Thru, Inc. and United Capital Business Lending, Inc. (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.25	Promissory Note (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.26	Guaranty Agreement (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.27+	Employment Agreement, effective March 31, 2015, by and between Good Times Restaurants Inc. and James Zielke (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 6, 2015 (File No. 000-18590) and incorporated herein by reference)
10.28	Transition Services Agreement, dated April 24, 2015, among Good Times Restaurants Inc. and FS Food Group, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
10.29	Pledge Agreement, dated May 7, 2015, between Bad Daddy’s International, LLC, Good Times Restaurants Inc. and Joseph F. Scibelli (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)
10.30+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.31+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and James K. Zielke (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.32+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Scott G. LeFever (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.33+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Susan M. Knutson (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.34	Cadence Bank Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.35	Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.36	Employment Agreement, effective August 1, 2017, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2017 (File No. 000-18590) and incorporated herein by reference)

10.37	Cadence Bank First Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 12, 2017 (File No. 000-18590) and incorporated herein by reference)
10.38	Agreement, dated March 12, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2018 (File No. 000-18590) and incorporated herein by reference)
10.39	Amendment to Agreement, dated April 13, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
10.40+	Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.41+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Annex B to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.42	Cadence Bank Second Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2018 (File No. 000-18590) and incorporated herein by reference)
21.1*	Subsidiaries of the Company
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended September 25, 2018, filed with the SEC on December 14, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the periods ended September 25, 2018 and September 26, 2017, (ii) the Consolidated Balance Sheets at September 25, 2018 and September 26, 2017, (iii) the Consolidated Statement of Stockholders’ Equity for the period from September 28, 2016 through September 25, 2018, (iv) the Consolidated Statements of Cash Flows for the periods ended September 25, 2018 and September 26, 2017, and (v) Notes to Consolidated Financial Statements.

*       Filed herewith

**	The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.

+       Indicates management compensatory plan, contract, or arrangement.

(P) Paper exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

December 14, 2018
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Boyd E. Hoback
Boyd E. Hoback, Director and President and Chief Executive Officer (Principal Executive Officer) December 14, 2018

/s/ Ryan M. Zink
Ryan M. Zink, Chief Financial Officer (Principal Financial and Accounting Officer) December 14, 2018

/s/ Geoffrey R. Bailey
Geoffrey R. Bailey, Chairman of the Board December 14, 2018

/s/ Charles Jobson
Charles Jobson, Director December 14, 2018

/s/ Jason S. Maceda
Jason S. Maceda, Director December 14, 2018

/s/ Robert J. Stetson
Robert J. Stetson, Director December 14, 2018

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Good Times Restaurants Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and subsidiaries (the “Company”) as of September 25, 2018 and September 26, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 25, 2018 and September 26, 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado

December 14, 2018

We have served as the Company’s auditor since 2017.

Good Times Restaurants Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 25, 2018	September 26, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,477	$4,337
Receivables	1,735	573
Prepaid expenses and other	151	296
Inventories	1,004	847
Notes receivable	14	13
Total current assets	6,381	6,066

PROPERTY AND EQUIPMENT
Land and building	5,002	5,001
Leasehold improvements	27,844	21,159
Fixtures and equipment	24,948	20,945
	57,794	47,105
Less accumulated depreciation and amortization	(22,549)	(18,636)
Total net property and equipment	35,245	28,469
Assets held for sale	-	1,221

OTHER ASSETS:
Notes receivable, net of current portion	32	46
Deposits and other assets	207	240
Trademarks	3,900	3,900
Other intangibles, net	35	61
Goodwill	15,150	15,150
	19,324	19,397
TOTAL ASSETS	$60,950	$55,153

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$17	$17
Accounts payable	3,774	3,311
Deferred income	92	41
Other accrued liabilities	4,452	3,547
Total current liabilities	8,335	6,916

LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	7,472	5,339
Deferred and other liabilities	7,922	5,614
Total long-term liabilities	15,394	10,953

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, 0 shares issued and outstanding, and outstanding as of Sept. 25, 2018 and Sept. 26, 2017, respectively	-	-
Common stock, $.001 par value; 50,000,000 shares authorized
12,481,162 and 12,427,280 shares issued and outstanding as of September 25, 2018 and September 26, 2017, respectively	12	12
Capital contributed in excess of par value	59,385	58,939
Accumulated deficit	(25,414)	(24,380)
Total Good Times Restaurants Inc. stockholders' equity	33,983	34,571
Non-controlling interests	3,238	2,713
Total stockholders’ equity	37,221	37,284
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,950	$55,153

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal
	2018	2017
NET REVENUES:
Restaurant sales	$98,564	$78,395
Franchise royalties	676	685
Total net revenues	99,240	79,080

RESTAURANT OPERATING COSTS:
Food and packaging costs	30,256	24,900
Payroll and other employee benefit costs	35,653	28,274
Restaurant occupancy costs	7,261	5,759
Other restaurant operating costs	9,283	7,084
Preopening costs	2,784	2,588
Depreciation and amortization	3,705	2,897
Total restaurant operating costs	88,942	71,502

General and administrative costs	7,857	7,002
Advertising costs	1,991	1,694
Franchise costs	41	108
Asset impairment costs	72	219
Gain on restaurant asset sale	(35)	(23)

INCOME (LOSS) FROM OPERATIONS	372	(1,422)

OTHER INCOME (EXPENSES):
Interest income	4	9
Interest expense	(392)	(191)
Other expense	(1)	(1)
Total other expenses, net	(389)	(183)

NET LOSS	$(17)	$(1,605)
Income attributable to non-controlling interests	$(1,017)	$(650)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,034)	$(2,255)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to common shareholders	$(.08)	$(.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,463,760	12,320,909

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the period from September 28, 2016 through September 25, 2018
(In thousands, except share and per share data)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total
BALANCES, September 28, 2016	-	$-	12,282,625	$12	$58,191	$1,720	$(22,125)	$37,798

Stock-based compensation cost					748			748
Restricted stock grant vesting			144,655
Stock option exercise
Non-controlling interests:
Income						650		650
Contributions						1,421		1,421
Distributions						(1,043)		(1,043)
Acquired through acquisition						(35)		(35)
Net Loss attributable to Good Times Restaurants Inc. and comprehensive loss							(2,255)	(2,255)

BALANCES, September 26, 2017	-	$-	12,427,280	$12	$58,939	$2,713	$(24,380)	$37,284

Stock-based compensation cost					417			417
Restricted stock grant vesting			44,485
Stock option exercise			9,397		29			29
Non-controlling interests:
Income						1,017		1,017
Contributions						933		933
Distributions						(1,425)		(1,425)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss							(1,034)	(1,034)

BALANCES, September 25, 2018	-	$-	12,481,162	$12	$59,385	$3,238	$(25,414)	$37,221

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)

	Fiscal
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17)	$(1,605)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,951	3,101
Accretion of deferred rent	653	636
Amortization of lease incentive obligation	(431)	(314)
Gain on disposal of assets	(35)	(23)
Asset impairment costs	72	219
Stock based compensation expense	417	748
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	(1,161)	(148)
Inventories	(157)	(216)
Deposits and other assets	111	35
(Decrease) increase in:
Accounts payable	194	777
Deferred liabilities	1,932	1,413
Accrued and other liabilities	975	360
Net cash provided by operating activities	6,504	4,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(10,444)	(14,513)
Proceeds from sale leaseback transactions	1,397	1,927
Payment to repurchase non-controlling interest	-	(54)
Payments received on loans to franchisees and to others	13	12
Net cash used in investing activities	(9,034)	(12,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(1,617)	(26)
Borrowings on notes payable and long-term debt	3,750	5,300
Proceeds from stock option exercises	29	-
Contributions from non-controlling interests	933	1,421
Distributions to non-controlling interests	(1,425)	(1,043)
Net cash provided by financing activities	1,670	5,652

DECREASE IN CASH AND CASH EQUIVALENTS	(860)	(1,993)
CASH AND CASH EQUIVALENTS, beginning of year	4,337	6,330
CASH AND CASH EQUIVALENTS, end of year	$3,477	$4,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$320	$115
Non-cash additions of property and equipment	$269	$660

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Notes to Consolidated Financial statements
(Tabular dollar amounts in thousands, except share and per share data)

1.	Organization and Summary of Significant Accounting Policies:

Organization – Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiaries Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BD of Colo”), Bad Daddy’s Franchise Development, LLC (“BDFD”), and Bad Daddy’s International, LLC (“BDI”).

Drive Thru commenced operations in 1986 and as of September 25, 2018, operates nineteen Company-owned and seven joint venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard. Drive Thru’s restaurants are located in Colorado. In addition, Drive Thru has nine franchises, with seven operating in Colorado and two in Wyoming.

BD of Colo commenced operations in 2013 and as of September 25, 2018, operates thirteen Company-owned full-service upscale casual dining restaurants under the name Bad Daddy’s Burger Bar, twelve of which are located in Colorado and one located in Norman, Oklahoma.

BDI and BDFD were acquired on May 7, 2015. As of September 25, 2018, BDI operates ten Company-owned and eight joint venture full-service upscale casual dining restaurants, also under the name Bad Daddy’s Burger Bar, thirteen of which are located in North Carolina, three are located in Georgia, and one each are located in Tennessee and South Carolina. BDFD has one franchise operating in South Carolina.

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

Fiscal year 2018 began September 27, 2017 and ended September 25, 2018; fiscal year 2017 began September 28, 2016 and ended September 26, 2017.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiaries, one limited partnership in which the Company exercises control as general partner, and eight limited liability companies, in which the Company exercises control as managing member. The Company owns an approximate 54% interest in the Drive Thru limited partnership, is the sole general partner, and receives a management fee prior to any distributions to the limited partner. Because the Company owns an approximate 54% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s financial statements. The Company owns an approximate 50% to 58% interest in seven of the Bad Daddy’s limited liability companies and a 23% interest in one. The Company is the managing member and receives a royalty fee and management fee prior to any distributions to the other members. Because the Company exercises complete management control over all decisions for the eight companies, except for certain veto rights, the financial statements of the limited liability companies are consolidated into the Company’s financial statements. The equity interests of the unrelated limited partner and members are shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ or members’ share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated in consolidation.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Good Times and Bad Daddy’s brands that benefit both us and our franchisees.  Advertising costs are expensed when the related advertising begins. We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising, we act as an agent for the franchisees with regard to these contributions.  We consolidate the Advertising Funds into our financial statements on a net basis, whereby contributions from franchisees, when received, are recorded as offsets to reported advertising expenses.  Contributions to the Advertising Funds from our franchisees were $342,000 and $365,000 for the fiscal years ended September 25, 2018 and September 26, 2017, respectively.

Accounting Estimates – The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates of and assumptions related to the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory reserves, accounting for business combinations, valuation of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, valuation of asset groups for impairment testing, accruals for employee benefits, and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that generally exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000.  The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts.  Certain of the Company’s accounts exceeded the FDIC insured limits as of September 25, 2018.

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees, due in the normal course of business, generally requiring payment within thirty days of the invoice date. Additionally, accounts receivable includes payments due from property landlords related to tenant improvement allowances. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. There were no allowances for unrecoverable accounts receivable at September 25, 2018 or September 26, 2017.

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

Assets are classified as held for sale if they meet the criteria outlined in ASC 360, Property, Plant and Equipment. We had classified $1,221,000 of assets as held for sale at September 26, 2017 which are related to an existing Good Times restaurant in Brighton, Colorado. In November 2017 the assets were sold in a sale-leaseback transaction with net proceeds of approximately $1,397,000.

Maintenance and repairs are charged to expense as incurred, and expenditures for major improvements are capitalized. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

Trademarks – Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. No trademark impairment charges were recognized during 2018 or 2017.

Goodwill – Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized; but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of September 25, 2018, the Company had $96,000 of goodwill associated with the Good Times reporting unit and $15,054,000 of goodwill associated with its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized during 2018 or 2017.

Impairment of Long-Lived Assets – We review our long-lived assets including land, property and equipment for impairment when there are factors that indicate that the carrying amount of an asset may not be recoverable. We assess recovery of assets at the individual restaurant level and typically include an analysis of historical cash flows, future operating plans, and cash flow projections in assessing whether there are indicators of impairment. Recoverability of assets to be held and used is measured by comparing the net book value of the assets of an individual restaurant to the fair value of those assets. This impairment process involves significant judgment in the use of estimates and assumptions pertaining to future projections and operating results.

On January 30, 2018 the Company closed one Good Times restaurant in Aurora, Colorado. A non-cash impairment charge of $219,000 related to this restaurant was previously taken in the fiscal year ended September 26, 2017 and no additional loss from disposal of these assets has been recognized in the current year, nor is any additional loss expected. The Company is currently marketing the property and intends to sublease the property to a suitable tenant over the approximate 17-year remaining term of the lease. The Company expects to be able to sublease this property at or above its contractual lease rate but does not expect such sublease commencement until fiscal 2019. As such, we recorded non-cash rent of approximately $48,000 reflecting the expected fair value of future lease costs, net of sublease income, associated with the closing of this restaurant.

Given the results of our analysis at March 27, 2018, we identified one restaurant where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets. This restaurant, an additional Good Times restaurant in Aurora, Colorado, was closed on April 22, 2018. We recorded a non-cash charge of $72,000 related to the impairment of this restaurant during the quarter ending March 27, 2018. No additional loss from disposal of assets is expected associated with this property. Prior to its closure, on April 6, 2018, the Company entered into a sublease of this property, the terms of which will provide sublease income substantially equal to the lease costs over the approximate five remaining years of the lease.

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

Deferred Liabilities – Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $2,253,000 as of September 25, 2018) is reflected in the accompanying consolidated balance sheet as a deferred liability.

Lease incentives are recorded as a deferred liability when received and subsequently credited to rent expense on a straight-line basis over the life of the lease. The balance of the lease incentive obligations at September 25, 2018 was $5,309,000 and is reflected in the accompanying consolidated balance sheet as a deferred liability. Also included in the $7,922,000 deferred and other liabilities balance are other long-term liabilities of $8,000 and a $351,000 deferred gain on the sale of the building and improvements of two Company-owned Good Times restaurants in sale leaseback transactions. The building and improvements were subsequently leased back from the third-party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty-year lease.

Revenue Recognition –

Restaurant Sales: Revenue from Company restaurant sales is recognized when the food and beverage products are sold and are presented net of sales taxes.

Franchise and Area Development Fees: Individual franchise fee revenue is deferred when received and is recognized as income when the Company has substantially performed all of its obligations under the franchise agreement and the franchisee has commenced operations. The Company’s commitments and obligations pursuant to the franchise agreements consist of a) development assistance; including site selection, building specifications and equipment purchasing, and b) operating assistance; including training of personnel and preparation and distribution of manuals and operating materials. All of these obligations are effectively complete upon the opening of the restaurant at which time the franchise fee and the portion of any development fee allocable to that restaurant is recognized. There are no additional material commitments or obligations.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S state jurisdictions. The Company continues to remain subject to examination by federal authorities and state jurisdictions generally for fiscal years after 2014. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 25, 2018.

Net Income (Loss) Per Common Share – Basic Earnings per Share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and restricted stock units for 784,261 and 796,961 shares of common stock were not included in computing diluted EPS for the annual periods ending September 25, 2018 and September 26, 2017, respectively, because their effects were anti-dilutive.

Financial Instruments and Concentrations of Credit Risk – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off-balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees (see Note 5).

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. At September 25, 2018 notes receivable totaled $46,000 and is due from three entities. Additionally, the Company has other current receivables totaling $1,735,000, which includes $84,000 of franchise receivables, $1,014,000 related to lease incentives, $355,000 due from non-controlling interest members, and $282,000 for miscellaneous receivables which are all due in the normal course of business. The Company believes it will collect fully on all notes and receivables.

The Company purchases most of its restaurant food and paper from two vendors. The Company believes a sufficient number of other suppliers exist from which food and paper could be purchased to prevent any long-term, adverse consequences.

The Company operates in two industry segments, quick service restaurants and casual dining restaurants. A geographic concentration exists because the Company’s customers are generally located in Colorado and the Southeast region of the U.S., most significantly in North Carolina.

Stock-Based Compensation – Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). See Note 7 for additional information.

Variable Interest Entities – Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company has three franchisees with notes payable to the Company. These franchisees are VIE’s; however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, they are not required to be consolidated.

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

The following three levels of inputs may be used to measure fair value and require that the assets or liabilities carried at fair value are disclosed by the input level under which they were valued.

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

Non-controlling Interests - The equity interests of the unrelated limited partners and members are shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions or contributions to the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

Our non-controlling interests consist of one joint venture partnership involving Good Times restaurants and eight joint venture partnerships involving eight Bad Daddy’s restaurants, including three Bad Daddy’s restaurants opened during fiscal 2018.

Recent Accounting Pronouncements –

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” This pronouncement provides clarity in guidance in the instance of a change in the terms or conditions of a share-based payment award. Both pronouncements are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. The Company adopted both ASUs effective with its 2018 fiscal year; such adoption did not have a material impact on our financial position or results from operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update was issued to replace the current revenue recognition guidance, creating a more comprehensive five-step model. In March 2016, the FASB issued No. ASU 2016-04, “Liabilities – Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” This pronouncement provides guidance for the derecognition of prepaid stored-value product liabilities, consistent with the breakage guidance in Topic 606. These amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted these ASUs effective as of September 26, 2018. The adoption of these new standards will not have a material impact to our revenue recognition related to Company-owned restaurant sales, recognition of royalty fees from our franchise agreement, or impact from recognition of gift card breakage.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, (ASU 2016-02), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. This pronouncement requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. Subsequently FASB has issued several other Accounting Standards Updates, including ASU 2018-11 and ASU 2018-12, which among other things provide for a practical expedient related to the recognition of the cumulative effective on retained earnings resulting from the adoption of the pronouncements. We expect to adopt these ASU’s effective September 25, 2019 and expect that the adoption of these standards will result in a significant increase in our long-term assets and liabilities given we have a significant number of leases.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the impairment test applied to goodwill. Under the new standard, goodwill impairment tests will compare the fair value of a reporting unit with it’s carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. This pronouncement is effective for annual and interim periods beginning after December 15, 2019 and should be applied on a prospective basis. We do not expect that the adoption of this standard will have a material impact on our financial position or results from operations.

In August 2018, the FASB issued ASU No. 2018-16 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which provides guidance for the accounting for implementation costs of hosting arrangements that are considered service contracts. This pronouncement is effective for annual periods beginning after December 15, 2020 and interim periods within annual periods after December 15, 2021. The Company generally believes that its accounting is consistent with the guidance provided within the pronouncement and as such does not believe that the adoption of this pronouncement will have a material impact on our financial position or results from operations.

2.	Goodwill and Intangible Assets:

The following table presents goodwill and intangible assets as of September 25, 2018 and September 26, 2017 (in thousands):

	September 25, 2018			September 26, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	116	(81)	35	116	(58)	58
Non-compete agreements	15	(15)	-	15	(12)	3
	$131	$(96)	$35	$131	$(70)	$61
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$4,031	$(96)	$3,935	$4,031	$(70)	$3,961

Goodwill	$15,150	$-	$15,150	$15,150	$-	$15,150

The Company had no goodwill impairment losses in the periods presented in the above table.

There were no impairments to intangible assets during the fiscal years ended September 25, 2018 and September 26, 2017. The aggregate amortization expense related to intangible assets subject to amortization was $25,000 and $28,000 in each of the fiscal years ended September 25, 2018 and September 26, 2017, respectively.

The estimated aggregate future amortization expense as of September 25, 2018 is as follows (in thousands):

2019	$23
2020	12
$35

3.	Debt and Capital Leases:

	2018	2017
Cadence Bank credit facility	7,450	5,300

Notes payable with Ally Financial with payments of principal and interest (approximately 5%) due monthly. The loans are secured by vehicles.	39	56
	7,489	5,356
Less current portion	(17)	(17)
Long term portion	$7,472	$5,339

Cadence Credit Facility

On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”). On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020 (the “2017 Amendment”). As of September 25, 2018, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility bear interest at a variable rate based upon the Company’s election of (i) 3.0% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.125% floor, plus 4.0%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of September 25, 2018, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 6.1229%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, which as of September 25, 2018 include covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1, and minimum liquidity of $2,500,000. As of September 25, 2018, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the 2017 Amendment, the Company paid loan origination costs including professional fees of approximately $197,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of September 25, 2018, the outstanding balance on borrowings against the facility was $7,450,000.

Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 25, 2018, the outstanding face value of such letters of credit was $157,500.

As of September 25, 2018, principal payments on debt become due as follows:

Periods Ending September,

2019	17
2020	11
2021	7,460
2022	1
$7,489

As disclosed in Note 10 to these financial statements, the Cadence Credit Facility was amended subsequent to the end of fiscal 2018. This amendment extended the Cadence Credit Facility’s maturity, which resulted in the principal payments associated with it being due during fiscal 2022 rather than during fiscal 2021 as reflected above.

Total interest expense on notes payable and capital leases was $392,000 and $191,000 for fiscal 2018 and fiscal 2017, respectively.

4.	Other Accrued Liabilities:

Other accrued liabilities consist of the following:

	September 25, 2018	September 26, 2017
Wages and other employee benefits	$2,075	$1,551
Taxes, other than income tax	1,516	1,394
Other	861	602
Total	$4,452	$3,547

5.	Commitments and Contingencies:

As of September 25, 2018, the Company had total commitments outstanding of $451,000 related to construction contracts for Bad Daddy’s restaurants currently under development. We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

The Company’s office space and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire over the next 19 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid $83,000 and $55,000 in contingent rentals for fiscal 2018 and fiscal 2017, respectively.

Following is a summary of operating lease activity for the fiscal years ended September 25, 2018 and September 26, 2017:

	2018	2017
Minimum rentals	$5,972	$4,755
Less sublease rentals	(404)	(388)
Net rent paid	$5,568	$4,367

As of September 25, 2018, future minimum rental commitments required under the Company’s operating leases that have initial or remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending September

2019	$6,707
2020	6,194
2021	5,721
2022	5,587
2023	5,242
Thereafter	19,936
49,387
Less sublease rentals	(1,124)
$48,263

The Company is contingently liable on the sublease rentals disclosed above. The subleased and assigned leases expire between 2019 and 2024. In the past the Company has never been required to pay any significant amount in connection with its guarantees. Currently we have not been notified nor are we aware of any leases in default by the franchisees; however, there can be no assurance that there will not be such defaults in the future which could have a material effect on our future operating results.

6.	Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at the period end:

	2018		2017
	Current	Long-Term	Current	Long-Term
Deferred assets (liabilities):
Tax effect of net operating loss carry-forward	$-	$3,605	$-	$4,084
General business credits	-	2,264	-	1,378
Partnership/joint venture basis differences	-	(63)	-	(126)
Deferred revenue	-	111	-	75
Property and equipment basis differences	-	(1,444)	-	(859)
Intangibles basis differences	-	(803)	-	(705)
Other accrued liability and asset difference	128	1,055	117	1,454
Net deferred tax assets	128	4,725	117	5,301
Less valuation allowance*	(128)	(4,725)	(117)	(5,301)
Net deferred tax assets	$-	$-	$-	$-

*	The valuation allowance decreased by $565,000 during the year ended September 25, 2018.

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $4,129,000 from 2018, $2,601,000 from 2017, and $9,249,000 from 2016 and prior for income tax purposes. The net operating loss carry-forwards from periods prior to 2018 expire between 2025 and 2037. Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year. The Company has general business tax credits of $2,264,000 from 2015 through 2018 which expire from 2034 through 2038.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assessed whether a valuation allowance should be recorded against its deferred tax assets based on consideration of all available evidence using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s deferred tax assets was appropriate.

Total income tax expense for the years ended September 25, 2018 and September 26, 2017 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

	2018	2017
Total benefit computed by applying statutory federal rate	$(299)	$(789)
State income tax, net of federal tax benefit	(41)	(68)
FICA/WOTC tax credits	(612)	(432)
Tax Reform Impact	1,305	0
Effect of change in valuation allowance	(565)	1,194
Permanent differences	78	119
Other	134	(24)
Provision for income taxes	$0	$0

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law, significantly impacting several sections of the Internal Revenue Code. The enactment date occurred prior to the end of the second quarter of fiscal 2018 and therefore the federal statutory tax rate changes stipulated by the TCJA were reflected in the second quarter. Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35% to 21%. The Company’s statutory federal income tax rate is 28.1% for fiscal year 2018 representing a blended tax rate for the current fiscal year based on the number of days in the fiscal year before and after the effective date. For the fiscal year ended September 26, 2017, the Company’s statutory federal tax rate was 35.0% and will be 21.0% for fiscal year 2019 and thereafter.

The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expected to be in effect when those deferred taxes would be realized. The Company has assessed a full valuation allowance against the deferred taxes, and therefore applied the 21% tax rate applicable to fiscal years 2019 and beyond. The impact of this remeasurement was tax expense of $1.3 million, exclusive of the assessment of a valuation allowance.

In December 2017, the Securities and Exchange Commission provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared, or analyzed in reasonable detail to account for the impact of the TCJA. Due to the continued determination that a full valuation allowance was appropriate to the Company’s deferred tax assets and liabilities, these changes were offset by equal and offsetting change in the valuation allowance. As of September 25, 2018, we have completed our analysis of the revaluation of our deferred tax assets and liabilities, the discrete impact of such as identified above. We continue to assess the impacts of the TCJA on future fiscal years and monitor the Internal Revenue Service guidance intended to interpret the most complex provisions of the TCJA.

7.	Stockholders’ Equity:

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

The Company has the authority to issue 50,000,000 shares of common stock, par value $.001, as of September 25, 2018 there were 12,481,162 shares outstanding.

Stock Plans

The Company has an Omnibus Equity Incentive Compensation Plan (the “2008 Plan”), approved by shareholders in fiscal 2008, which is the successor equity compensation plan to the Company’s 2001 Stock Option Plan (the “2001 Plan”). Pursuant to stockholder approval in September 2012, February 2014 and February 2016 the total number of shares available for issuance under the 2008 Plan was increased to 1,500,000. The 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), during the third fiscal quarter of 2018, pursuant to shareholder approval. Under the 2018 Plan, the total number of shares available for issuance was set at 750,000 shares. As of September 25, 2018, 499,605 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

The 2018 Plan serves as the successor to our 2008 Plan, as amended (the “Predecessor Plan”), and no further awards shall be made under the Predecessor Plan from and after the effective date of the 2018 Plan. All outstanding awards under the Predecessor Plan continue to be governed by the Predecessor Plan, each such award shall continue to be governed solely by the terms and conditions of the instrument evidencing such grant or issuance, and, except as otherwise expressly provided in the 2018 Plan or by the Committee that administers the 2008 and 2018 Plans, no provision of either Plan shall affect or otherwise modify the rights or obligations of holders of such incorporated awards.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as forfeitures occur.

The Company recorded $417,000 and $748,000 in total stock option and restricted stock compensation expense during fiscal years 2018 and 2017, respectively, that was classified as general and administrative costs.

Stock Option Awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during fiscal 2018 and fiscal 2017. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 25, 2018, the Company granted a total of 18,274 incentive stock options, from available shares under its 2008 Plan, as amended, with exercise prices between $2.70 and $2.73 and per-share weighted average fair values between $1.65 and $1.95. Additionally, during the fiscal year ended September 25, 2018, the Company granted a total of 129,381 incentive and non-statutory stock options, from available shares under its 2018 Plan, with an exercise prices between $3.55 and $4.25 and a per-share weighted average fair value between $2.08 and $2.52.

Subsequent to receiving stockholder approval, the Company completed a value-for-value stock option exchange program on July 23, 2018 ("Exchange Program"). The Exchange Program was open to all associates of the Company who held qualified and non-qualified stock options with an exercise prices ranging from $7.79 to $9.17 per share ("Eligible Awards"). Pursuant to the Exchange Program, 129,025 stock options were canceled and replaced with 49,491 stock options ("Replacement Options") at an exercise price equal to the Company's closing stock price on the grant date (July 23, 2018), which was $4.25. The exchange ratio was calculated such that the value of the Replacement Options would approximately equal the value of the canceled Eligible Awards, determined in accordance with the Black-Scholes option valuation model, with no incremental cost incurred by the Company. The estimate of fair value for options granted as part of the Exchange program was $2.08, calculated using an expected volatility of 53.71% and a risk-free interest rate of 2.83%, and a five-year expected term. On the exchange date of July 23, 2018 all of the Eligible Awards were 100% vested and the Replacement Options were issued as 100% vested as of July 23, 2018 with a ten-year exercisable life beginning on the date of grant. The other terms and conditions of each Replacement Option grant are substantially similar to those of the tendered Eligible Awards it replaced. Each Replacement Option was granted under the 2018 Plan. Of the 129,025 tendered Eligible Awards, 129,025 shares were canceled in the 2008 Plan.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Incentive and Non-Statutory Stock Options
	Fiscal Year
	2018*	2017
Expected term (years)	7.5	6.5 to 7.5
Expected volatility	75.09% to 80.70%	75.38% to 80.70%
Risk-free interest rate	1.49% to 2.80%	1.49% to 2.40%
Expected dividends	0	0

*Excluding options issued in the exchange program

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

The following table summarizes stock option activity for fiscal year 2018 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding-beg of year	681,922	$4.25
Options granted (1)	147,655	$3.68
Options exercised	(9,398)	$3.05
Forfeited/Canceled (1)	(182,599)	$6.76
Expired	(2,933)	$17.25
Outstanding Sept 25, 2018	634,647	$3.36	6.4
Exercisable Sept 25, 2018	422,229	$3.24	5.3

(1) In connection with the Exchange Program, 129,025 options to purchase common stock were canceled and 49,491 Replacement Options were granted.

As of September 25, 2018, the aggregate intrinsic value of the outstanding and exercisable options was $787,000. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 25, 2018, the total remaining unrecognized compensation cost related to non-vested stock options was $431,000 and is expected to be recognized over a weighted average period of approximately 2.35 years.

There were 9,397 stock options exercised during the fiscal year ended September 25, 2018 with proceeds of $29,000. There were no stock options exercised during the fiscal year ended September 26, 2017.

Restricted Stock Units

During the fiscal year 2018, the Company granted a total of 37,037 restricted stock units from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $2.70 which is equal to the closing price of the stock on the date of the grant. Additionally, the Company granted a total of 60,507 shares of restricted stock during the fiscal year 2018 from available shares under its 2018 Plan. The shares were issued with grant date fair market value of $3.55 which is equal to the closing price of the stock on the date of the grants. All restricted stock units issued under both Plans during the fiscal year 2018 vest over three years following the grant date.

During the fiscal year 2017, the Company granted a total of 103,440 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with grant date fair market values of $3.15 and $3.20 which is equal to the closing price of the stock on the date of the grants. The restricted stock units vest between three months and three years following the grant date.

A summary of the status of non-vested restricted stock as of September 25, 2018 and changes during fiscal 2018 is presented below:

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	115,039	$3.15 to $8.60
Granted	97,544	$2.70 to $3.55
Forfeited	(18,493)	$3.15 to $8.60
Vested	(44,476)	$3.15 to $4.18
Non-vested shares at Sept 25, 2018	149,614	$3.15 to $4.18

As of September 25, 2018, there was $341,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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

The following table summarizes the activity in non-controlling interests during the year ended September 25, 2018 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 26, 2017	$434	$2,279	$2,713
Income	$382	$635	$1,017
Contributions	$-	$933	$933
Distributions	$(439)	$(986)	$(1,425)
Balance at September 25, 2018	$377	$2,861	$3,238

Our non-controlling interests consist of one joint venture partnership involving Good Times restaurants and eight joint venture partnerships involving eight Bad Daddy’s restaurants, including three Bad Daddy’s restaurants that opened during fiscal 2018.

8.	Retirement Plan:

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make contributions on both a pre-tax basis or on an after-tax basis (Roth Contributions). In fiscal 2015 the Company modified the plan to include a provision to make a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contribution expense in fiscal 2018 and 2017 was $201,000 and $122,000, respectively.  The matching contribution typically is contributed to the plan in the fiscal year subsequent to the year in which the expense is recognized.

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

The following tables present information about our reportable segments for the respective periods:

	Fiscal Year
	2018	2017
Revenues
Good Times	$31,460	$31,013
Bad Daddy’s	67,780	48,067
	$99,240	$79,080
Income (loss) from operations
Good Times	$496	$322
Bad Daddy’s	281	(1,104)
Corporate	(405)	(640)
	$372	$(1,422)
Capital Expenditures
Good Times	$342	$4,778
Bad Daddy’s	10,082	9,416
Corporate	20	319
	$10,444	$14,513

Property & Equipment, net
Good Times	$5,234	$7,061
Bad Daddy’s	29,642	22,133
Corporate	369	496
	$35,245	$29,690

10.	Subsequent Events:

On October 31, 2018 the Cadence Credit Facility was amended to increase the loan maximum to $17,000,000, extend the maturity date to December 31, 2021, and modify pricing and covenants under the facility (the “2019 Amendment”). As amended by the 2019 Amendment, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR.

As amended by the 2019 Amendment, the Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. Under the 2019 Amendment, there is no longer a 0.25 incurrence test on new borrowings.

The Company incurred a minimal amount of loan origination costs associated with the amendment.

