Form 10-Q
period 2018-12-25
Good Times Restaurants Inc.
filed 2019-02-08
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 25, 2018

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☒

As of February 8, 2019, there were 12,522,778 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 25, 2018

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 25, 2018	September 25, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,447	$3,477
Receivables, net of allowance for doubtful accounts of $0	1,118	1,735
Prepaid expenses and other	567	151
Inventories	1,051	1,004
Notes receivable	14	14
Total current assets	5,197	6,381
PROPERTY AND EQUIPMENT:
Land and building	5,002	5,002
Leasehold improvements	28,788	27,844
Fixtures and equipment	26,081	24,948
Total property and equipment	59,871	57,794
Less accumulated depreciation and amortization	(23,569)	(22,549)
Total net property and equipment	36,302	35,245
OTHER ASSETS:
Notes receivable, net of current portion	29	32
Deposits and other assets	225	207
Trademarks	3,900	3,900
Other intangibles, net	29	35
Goodwill	15,150	15,150
Total other assets	19,333	19,324

TOTAL ASSETS:	$60,832	$60,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9	$17
Accounts payable	3,035	3,774
Deferred income	86	92
Other accrued liabilities	3,289	4,452
Total current liabilities	6,419	8,335
LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	$10,217	$7,472
Deferred and other liabilities	8,080	7,922
Total long-term liabilities	18,297	15,394
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 12/25/18 and 09/25/18	0	0
Common stock, $.001 par value; 50,000,000 shares authorized, 12,522,778 and 12,481,162 shares issued and outstanding as of 12/25/18 and 09/25/18, respectively	12	12
Capital contributed in excess of par value	59,500	59,385
Accumulated deficit	(26,465)	(25,414)
Total Good Times Restaurants Inc. stockholders' equity	33,047	33,983

Non-controlling interests	3,069	3,238
Total stockholders’ equity	36,116	37,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,832	$60,950

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands except share and per share data)

	Quarter Ended
	December 25, 2018	December 26, 2017
NET REVENUES:
Restaurant sales	$25,147	$22,597
Franchise revenues	223	251
Total net revenues	25,370	22,848

RESTAURANT OPERATING COSTS:
Food and packaging costs	7,523	7,203
Payroll and other employee benefit costs	9,553	8,279
Restaurant occupancy costs	1,965	1,640
Other restaurant operating costs	2,583	2,116
Preopening costs	627	577
Depreciation and amortization	1,034	846
Total restaurant operating costs	23,285	20,661

General and administrative costs	2,061	1,917
Advertising costs	628	595
Franchise costs	7	10
Gain on restaurant asset sale	(30)	(8)

LOSS FROM OPERATIONS	(581)	(327)

Other expenses:
Interest expense, net	(160)	(83)
Other expenses	(1)	-
Total other expenses, net	(161)	(83)

NET LOSS	$(742)	$(410)

Income attributable to non-controlling interests	(309)	(173)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,051)	$(583)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(.08)	$(.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,504,909	12,444,748

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the period from September 28, 2016 through September 25, 2018
(In thousands, except share and per share data)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total
BALANCES, September 25, 2018	-	$-	12,481,162	$12	$59,385	$3,238	$(25,414)	$37,221

Stock-based compensation cost					112			112
Restricted stock unit vesting			40,949
Stock option exercise			667		3			3
Non-controlling interests:
Income						309		309
Contributions						-		-
Distributions						(478)		(478)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss							(1,051)	(1,051)

BALANCES, December 25, 2018	-	$-	12,522,778	$12	$59,500	$3,069	$(26,465)	$36,116

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Fiscal Year to Date
	December 25, 2018	December 26, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(742)	$(410)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,094	908
Accretion of deferred rent	126	113
Amortization of lease incentive obligation	(121)	(95)
Stock-based compensation expense	112	118
Recognition of deferred gain on sale of restaurant building	(9)	(8)
Changes in operating assets and liabilities:
Receivables and other	617	(70)
Inventories	(47)	(35)
Deposits and other	(452)	80
Accounts payable	43	(122)
Deferred liabilities	147	353
Accrued and other liabilities	(1,154)	(563)
Net cash provided by (used in) operating activities	(386)	269

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,918)	(1,947)
Proceeds from sale leaseback transaction	-	1,397
Payments received from franchisees and others	3	3
Net cash used in investing activities	(2,915)	(547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	2,750	900
Principal payments on notes payable and long-term debt	(4)	(1,404)
Proceeds from stock option exercise	3	-
Net distributions paid to non-controlling interests	(478)	(256)
Net cash provided by (used in) financing activities	2,271	(760)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,030)	(1,038)

CASH AND CASH EQUIVALENTS, beginning of period	3,477	4,337

CASH AND CASH EQUIVALENTS, end of period	$2,447	$3,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$125	$68
Change in accounts payable attributable to the purchase of property and equipment	$(782)	$(456)

See accompanying notes to condensed consolidated financial statements (Unaudited)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular dollar amounts in thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc. and its wholly-owned subsidiaries, Bad Daddy’s International, LLC (“BDI”), BD of Colorado, LLC (“BD of Colo”), Bad Daddy’s Franchise Development, LLC (“BDFD”), and Good Times Drive Thru, Inc. (“Drive Thru”), (together referred to as the “Company”, “we” or “us”). All significant intercompany balances and transactions have been eliminated in consolidation.

BD of Colo was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of December 25, 2018, operates twenty-four company-owned and eight joint venture full-service upscale casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of December 25, 2018, operates nineteen Company-owned and seven joint venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard. Drive Thru’s Company-owned restaurants are located in Colorado. In addition, Drive Thru has nine franchisee-owned restaurants, with seven operating in Colorado and two in Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 25, 2018 and the results of its operations and its cash flows for the fiscal quarters ended December 25, 2018 and December 26, 2017. Operating results for the fiscal quarter ended December 25, 2018 are not necessarily indicative of the results that may be expected for the year ending September 24, 2019. The condensed consolidated balance sheet as of September 25, 2018 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 25, 2018.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $72,000 and $88,000 for the quarters ended December 25, 2018 and December 26, 2017, respectively.

Note 2.	Revenue

In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers (“Topic 606), which was subsequently amended by several Accounting Standards Updates. These new or updated standards expanded the disclosure requirements related to revenue and revenue recognition. The Company adopted Topic 606 in the first quarter of its 2019 fiscal year and applied the guidance retrospectively to the prior periods presented. Topic 606 primarily impacts the accounting presentation of the Company’s advertising contribution funds. Because advertising expenses are incurred within the respective year in which contributions are recorded, there was no change to the consolidated balance sheet, however for the first fiscal quarter of 2018 franchise revenues and advertising costs are each $88,000 greater than originally presented, and for the first fiscal quarter of 2019 franchise revenues and advertising costs are each $72,000 greater than would have been reflected under the former presentation.

Revenue Recognition

Revenues consist primarily of sales from restaurant operations; franchise revenue, which includes franchisee contributions to advertising funds. Revenues associated with gift card breakage are immaterial to our financials. The Company recognizes revenue, pursuant to the new and updated standards, when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

The Company recognizes revenues in the form of restaurant sales at the time of the sale when payment is made by the customer, as the Company has completed its performance obligation, namely the provision of food and beverage, and the accompanying customer service, during the customer’s visit to the restaurant. The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift Card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and is immaterial to our overall financial statements.

Revenues we receive from our franchise and license agreements include sales-based royalties, and from our franchise agreements also may include advertising fund contributions, area development fees, and franchisee fees. We recognize sales-based royalties from franchisees and licensees as the underlying sales occur. We similarly recognize advertising fund contributions from franchisees as the underlying sales occur. The Company also provides its franchisees with services associated with opening new restaurants and operating them under franchise and development agreements in exchange for area development and franchise fees. The Company would capitalize these fees upon receipt from the franchisee and then would amortize those over the contracted franchise term as the services comprising the performance obligations are satisfied. We have not received material development or franchise fees in the years presented, and the primary performance obligations under existing franchise and development agreements have been satisfied prior to the earliest period presented in our financial statements.

Note 3.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 25, 2018 and September 25, 2018 (in thousands):

	December 25, 2018			September 25, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	116	(87)	29	116	(81)	35
Non-compete agreements	15	(15)	-	15	(15)	-
	$131	$(102)	$29	$131	$(96)	$35
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$4,031	$(102)	$3,929	$4,031	$(96)	$3,935

Goodwill	$15,150	$-	$15,150	$15,150	$-	$15,150

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the quarter ended December 25, 2018. The aggregate amortization expense related to these intangible assets subject to amortization was $6,000 for the quarter December 25, 2018.

The estimated aggregate future amortization expense as of December 25, 2018 is as follows (in thousands):

Remainder of 2019	$17
2020	12
$29

Note 4.	Common Stock

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2015. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million, of which $22,688,052 has been issued.

Note 5.	Stock-Based Compensation

The Company has traditionally maintained incentive compensation plans that include provision for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”) and has outstanding awards that were issued under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) during the third fiscal quarter of 2018, pursuant to shareholder approval. Future awards will be issued under the 2018 plan.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The company recognizes the impact of forfeitures as forfeitures occur.

Our net loss for the quarter ended December 25, 2018 and December 26, 2017 includes $112,000 and $118,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended December 25, 2018. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the quarter ended December 25, 2018, the Company granted a total of 99,832 incentive stock options, from available shares under its 2018 Plan, with exercise prices between $4.66 and $5.00 and per-share weighted average fair values between $2.68 and $3.16.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Quarter Ended
	December 25, 2018 Incentive and Non-Qualified Stock Options	December 26, 2017 Incentive and Non-Qualified Stock Options
Expected term (years)	7.5	7.5
Expected volatility	70.65% to 70.80%	75.67%
Risk-free interest rate	3.01% to 3.10%	2.17%
Expected dividends	-	-

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

The following table summarizes stock option activity for the quarter ended December 25, 2018 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-at beginning of year	634,647	$3.36
Options granted	99,832	$4.76
Options exercised	(667)	$4.41
Forfeited	(1,746)	$7.79
Expired	(17,203)	$4.41
Outstanding December 25, 2018	714,863	$3.52	6.9
Exercisable December 25, 2018	436,748	$3.23	5.4

As of December 25, 2018, the aggregate intrinsic value of the outstanding and exercisable options was $39,000 and $39,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 25, 2018, the total remaining unrecognized compensation cost related to non-vested stock options was $667,000 and is expected to be recognized over a weighted average period of approximately 2.5 years.

There were 667 stock options exercised during the quarter ended December 25, 2018 with proceeds of approximately $3,000. There were no stock options exercised during the quarter ended December 26, 2017.

Restricted Stock Units

During the quarter ended December 25, 2018, the Company granted a total of 79,988 restricted stock units from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $3.95 which is equal to the closing price of the stock on the date of the grant. The restricted stock units vest over three years following the grant date.

During the quarter ended December 26, 2017, the Company granted a total of 37,037 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $2.70 which is equal to the closing price of the stock on the date of the grant. The restricted stock grant vests over three years following the grant date.

A summary of the status of non-vested restricted stock as of December 25, 2018 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beginning of year	149,614	$2.70 to $4.18
Granted	79,988	$3.95
Forfeited	(3,207)	$3.15 to $4.18
Vested	(40,951)	$2.70 to $4.18
Non-vested shares at December 25, 2018	185,444	$2.70 to $4.18

As of December 25, 2018, there was $583,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Note 6.	Notes Payable and Long-Term Debt

Cadence Credit Facility

On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”). On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020 (the “2017 Amendment”). On October 31, 2018 the Cadence Credit Facility was amended to increase the loan maximum to $17,000,000, extend the maturity date to December 31, 2021, and modify pricing and covenants under the facility (the “2019 Amendment”). As amended by the 2019 Amendment, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of December 25, 2018, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.8893%.

As amended by the 2019 Amendment, the Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. Under the 2019 Amendment, there is no longer a 0.25 incurrence test on new borrowings. As of December 25, 2018, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility, the 2017 Amendment and the 2019 Amendment, the Company paid loan origination costs including professional fees of approximately $232,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of December 25, 2018, the outstanding balance on borrowings against the facility was $10,200,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 25, 2018, the outstanding face value of such letters of credit was $157,500.

Note 7.	Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock units for 900,307 and 800,020 shares of common stock were not included in computing diluted EPS for the quarters ended December 25, 2018 and December 26, 2017, respectively, because their effects were anti-dilutive.

Note 8.	Contingent Liabilities and Liquidity

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

Additionally, in the normal course of business, there may be various claims in process, matters in litigation, and other contingencies brought against the company by employees, vendors, customers, franchisees, or other parties. Evaluating these contingencies is a complex process that may involve substantial judgment on the potential outcome of such matters, and the ultimate outcome of such contingencies may differ from our current analysis. We review the adequacy of accruals and disclosures related to such contingent liabilities in consultation with legal counsel. While it is not possible to predict the outcome of these claims with certainty, it is management’s opinion that potential losses associated with such contingencies would be immaterial to our financial statements.

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

On January 30, 2018 the Company closed one Good Times restaurant in Aurora, Colorado. A non-cash impairment charge of $219,000 related to this restaurant was previously taken in the fiscal year ended September 26, 2017 and no additional loss from disposal of assets has been subsequently recognized in the current year, nor is any additional loss expected. The Company is currently marketing the property and intends to sublease the property to a suitable tenant over the approximate 17-year remaining term of the lease. The company expects to be able to sublease this property at or above its contractual lease rate but does not expect such sublease commencement until later in fiscal 2019. As such, we recorded accretion expense recognized as non-cash rent of approximately $48,000 in the fiscal year ended September 25, 2018 reflecting the expected fair value of future lease costs, net of sublease income, associated with the closing of this restaurant.

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

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 25, 2018 and December 26, 2017.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of December 25, 2018, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $15,054,000 of goodwill attributable to its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized as of December 25, 2018 and December 26, 2017.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the quarters ended December 25, 2018 and December 26, 2017. These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the quarter ended December 25, 2018 and December 26, 2017 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2015 through 2018. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 25, 2018.

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

The following table summarizes the activity in non-controlling interests during the quarter ended December 25, 2018 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 25, 2018	$2,861	$377	$3,238
Income	250	59	309
Contributions	-	-	-
Distributions	(402)	(76)	(478)
Balance at December 25, 2018	$2,709	$360	$3,069

Our non-controlling interests consist of one joint venture partnership involving seven Good Times restaurants and eight joint venture partnerships involving eight Bad Daddy’s restaurants.

Note 12.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update was issued to replace the current revenue recognition guidance, creating a more comprehensive five-step model. In March 2016, the FASB issued No. ASU 2016-04, “Liabilities – Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” This pronouncement provides guidance for the derecognition of prepaid stored-value product liabilities, consistent with the breakage guidance in Topic 606. These amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted these ASUs effective as of September 26, 2018. The adoption of these new standards did not have a material impact to our revenue recognition related to Company-owned restaurant sales, recognition of royalty fees from our franchise agreement, or impact from recognition of gift card breakage. As discussed in Note 2 and further described below, the adoption of this standard did have an impact on the presentation of advertising fund contributions from our franchises. Prior to the adoption of these new standards, we accounted for advertising expenses net of advertising contributions from our franchisees. Subsequently, as described in Notes 1 and 2, we now account for franchisee advertising contributions as a component of franchise revenue. Because advertising expenses are incurred within the respective year in which contributions are recorded, there was no change to the consolidated balance sheet, however for the first fiscal quarter of 2018 franchise revenues and advertising costs are each $88,000 greater than originally presented, and for the first fiscal quarter of 2019 franchise revenues and advertising costs are each $72,000 greater than would have been reflected under the former presentation.

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

Note 13.	Subsequent Events

On February 6, 2019, the Company concurrently entered into and closed on a Membership Interest Purchase Agreement (the “Purchase Agreement”) with RGWP, LLC (the “Seller”), pursuant to which the Company agreed to acquire (the “Acquisition”) all of the membership interests of three joint venture entities to which the Company is already a party to: Bad Daddy’s Burger Bar of Seaboard LLC, Bad Daddy’s Burger Bar of Cary, LLC, and BDBB of Olive Park NC, LLC. The purchase price is approximately $3.0 million, plus working capital adjustments. These entities, in which the Company already owns a controlling interest, own and operate three Bad Daddy’s Burger Bar restaurants in the greater Raleigh, NC market. The purchase agreement contains various representations, warranties, and covenants of the Seller that are customary in transactions of this nature.

Note 14.	Segment Reporting

All of our Bad Daddy’s Burger Bar restaurants (Bad Daddy’s) compete in the full-service upscale casual dining industry while our Good Times Burgers and Frozen Custard restaurants (Good Times) compete in the quick-service drive-through dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended
	December 25, 2018	December 26, 2017
Revenues
Bad Daddy’s	$18,341	$15,076
Good Times	7,029	7,772
	$25,370	$22,848
Income (loss) from operations
Bad Daddy’s	$(568)	$(190)
Good Times	74	(19)
Corporate	(87)	(118)
	$(581)	$(327)
Payments for the purchase of property and equipment
Bad Daddy’s	$2,486	$1,926
Good Times	388	20
Corporate	44	1
	$2,918	$1,947

	December 25, 2018	September 25, 2018
Property and equipment, net
Bad Daddy’s	$30,522	$29,642
Good Times	5,402	5,234
Corporate	378	369
	$36,302	$35,245

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company’s form 10-K for the fiscal year ended September 25, 2018. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 25, 2018.

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

Growth Strategies and Outlook.

We believe there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets for the key elements of our growth strategy:

•	Pursue disciplined growth of company-operated Bad Daddy’s restaurants

•	Optimize the long-term profitability of Good Times restaurants to reinvest in Bad Daddy’s development, while improving operational efficiencies for both concepts

•	Generate consistently positive same-store sales in both brands by delivering food and service that are differentiated in each of their respective competitive segments

Restaurant locations.

As of December 25, 2018, we operated, franchised or licensed a total of thirty-four Bad Daddy’s restaurants and thirty-five Good Times restaurants. The following table presents the number of restaurants operating at the end of the first fiscal quarters of 2019 and 2018.

Company-Owned/Co-Developed/Joint-Venture:

	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2019	2018	2019	2018	2019	2018
Colorado	26	28	12	12	38	40
Georgia	0	0	4	0	4	0
North Carolina	0	0	13	11	13	11
Oklahoma	0	0	1	1	1	1
South Carolina	0	0	1	0	1	0
Tennessee	0	0	1	0	1	0
Total	26	28	32	24	58	52

Franchise/License

	Good Times Burgers & Frozen Custard		Bad Daddy’s Burger Bar		Total
	2019[1]	2018	2019	2018	2019	2018
Colorado	7	8	0	0	7	8
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Wyoming	2	2	0	0	2	2
Total	9	10	2	2	11	12

[1]	One franchised location, in Aurora, is currently closed temporarily for reconstruction following a building fire.

Results of Operations

The following presents certain historical financial information of our operations. This financial information includes results for our quarter ended December 25, 2018 and December 26, 2017.

Net Revenues. Net revenues for the quarter ended December 25, 2018 increased $2,522,000 or 11.0% to $25,370,000 from $22,848,000 for the quarter ended December 26, 2017. Bad Daddy’s concept revenues increased $3,265,000 while our Good Times concept revenues decreased $743,000.

Bad Daddy’s restaurant sales increased $3,263,000 to $18,250,000 for the quarter ended December 25, 2018 from $14,987,000 for the quarter ended December 26, 2017, primarily attributable to the nine new restaurants opened in fiscal 2018 and one new restaurant opened in the quarter ended December 25, 2018. Bad Daddy’s same store restaurant sales increased 0.2% during the quarter ended December 25, 2018 compared to the same prior-year quarter. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. Comparable sales are calculated excluding weeks during which restaurants are closed for major remodels. The average menu price increase for the quarter ended December 25, 2018 over the same prior-year quarter was approximately 3.5%. There were nineteen restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were increased by $2,000 of higher franchise royalties and license fees compared to the prior-year quarter. The current and prior year quarters each include franchise advertising contributions of $4,000.

Good Times restaurant sales decreased $713,000 to $6,897,000 for the quarter ended December 25, 2018 from $7,610,000 for the quarter ended December 26, 2017. Good Times same store restaurant sales decreased 5.2% during the quarter ended December 25, 2018 compared to the same prior-year quarter. To align Good Times’ same store sales calculations with same store sales calculations for Bad Daddy’s, beginning in fiscal 2018 Good Times restaurants are included in the same store sales calculation after they have been open a full eighteen months. Restaurant sales decreased $337,000 due to two restaurants that were closed in January and April of 2018. The average menu price increase for the quarter ended December 25, 2018 over the same prior-year quarter was approximately 3.7%. Franchise revenues decreased $30,000 for the quarter ended December 25, 2018, compared to the same prior year period, primarily due to one franchise location that closed in September 2018 and one location that is temporarily closed due to a fire that occurred in April 2018. The current and prior year quarters include franchise advertising contributions of $68,000 and $84,000, respectively.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended December 25, 2018 increased $320,000 to $7,523,000 (29.9% of restaurant sales) from $7,203,000 (31.9% of restaurant sales) for the quarter ended December 26, 2017.

Bad Daddy’s food and packaging costs were $5,269,000 (28.9% of restaurant sales) for the quarter ended December 25, 2018, up from $4,633,000 (30.9% of restaurant sales) for the quarter ended December 26, 2017. This increase is primarily due to a greater number of operating restaurants during the current quarter versus the same quarter in the prior year. The decline as a percent of sales is primarily due to a year-over-year declining cost of proteins, primarily beef, coupled with year-over-year increases in menu prices.

Good Times food and packaging costs were $2,254,000 (32.7% of restaurant sales) for the quarter ended December 25, 2018, down from $2,570,000 (33.8% of restaurant sales) for the quarter ended December 26, 2017. This decrease as a percent of sales is due primarily to the impact of higher menu pricing on slightly lower commodity costs, the most significant declines in costs attributable to beef. Additionally, food and packaging costs were negatively affected during the prior year quarter ended December 26, 2017 by increased discounting of kid’s meals.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended December 25, 2018 increased $1,274,000 to $9,553,000 (38.0% of restaurant sales) from $8,279,000 (36.6% of restaurant sales) for the quarter ended December 25, 2018.

Bad Daddy’s payroll and other employee benefit costs were $6,982,000 (38.3% of restaurant sales) for the quarter ended December 25, 2018 up from $5,594,000 (37.3% of restaurant sales) in the same prior year period. The $1,388,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and one new restaurant opened in the quarter ended December 25, 2018. As a percent of sales, payroll and employee benefits costs increased by 1.0%, as increased wages, particularly for kitchen workers, increased in all states due to a competitive market for workers, and due to statutory wage increases for front-of-house employees in Colorado, all of which combined exceeded the impact of our year-over-year menu price increases.

Good Times payroll and other employee benefit costs were $2,571,000 (37.3% of restaurant sales) in the quarter ended December 25, 2018, down from $2,685,000 (35.3% of restaurant sales) in the same prior-year period. Payroll and other employee benefit costs decreased $151,000 from the same prior-year quarter due two stores that were closed in January and April of 2018. The decrease was offset by a $37,000 increase in costs primarily related to the average wage paid to our employees, which increased approximately 10.4% in the quarter ended December 25, 2018 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Occupancy Costs. Occupancy costs for the quarter ended December 25, 2018 increased $325,000 to $1,965,000 (7.8% of restaurant sales) from $1,640,000 (7.3% of restaurant sales) for the quarter ended December 26, 2017.

Bad Daddy’s occupancy costs were $1,277,000 (7.0% of restaurant sales) for the quarter ended December 25, 2018 up from $939,000 (6.3% of restaurant sales) in the same prior year period. The $338,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and one new restaurant opened in the quarter ended December 25, 2018. The increase as a percentage of sales was due to lower average volumes among restaurants opened during fiscal 2018 and the first quarter of fiscal 2019.

Good Times occupancy costs were $688,000 (10.0% of restaurant sales) in the quarter ended December 25, 2018, up from $701,000 (9.2% of restaurant sales) in the same prior year period. Occupancy costs decreased $33,000 compared to the same prior year period due to the two restaurants closed in 2018 offset by an increase of $20,000 in the remaining restaurants. The increase as a percentage of sales is due to the deleveraging impact of lower unit volumes compared to the prior year.

Other Operating Costs. Other operating costs for the quarter ended December 25, 2018, increased $467,000 to $2,583,000 (10.3% of restaurant sales) from $2,116,000 (9.4% of restaurant sales) for the quarter ended December 26, 2017.

Bad Daddy’s other operating costs were $1,984,000 (10.9% of restaurant sales) for the quarter ended December 25, 2018 up from $1,467,000 (9.8% of restaurant sales) in the same prior year period. The $517,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and one new restaurant opened in the quarter ended December 25, 2018. The percentage increase was primarily attributable to higher costs of general restaurant supplies and approximately $138,000 of increased commissions paid to delivery service providers in the current year compared to the prior year.

Good Times other operating costs were $599,000 (8.7% of restaurant sales) in the quarter ended December 25, 2018, down from $649,000 (8.5% of restaurant sales) in the same prior year period. The decrease was primarily attributable to the two restaurants that closed in 2018.

New Store Preopening Costs. In the quarter ended December 25, 2018, we incurred $627,000 of preopening costs compared to $577,000 for the quarter ended December 26, 2017. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are primarily attributable to four restaurants: two that opened late during the fourth quarter of fiscal 2018, one restaurant that opened during the current quarter, and one restaurant that opened subsequent to the quarter end, in January 2019. In the prior-year period, pre-opening costs are related to the two Bad Daddy’s restaurants opened during the first fiscal quarter of 2018 and one that opened during the second quarter of fiscal 2018. Preopening costs typically occur over a period of approximately five months. Although the exact timing varies by location we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended December 25, 2018, increased $188,000 from $846,000 in the quarter ended December 26, 2017 to $1,034,000.

Bad Daddy’s depreciation costs increased $196,000 from $620,000 in the quarter ended December 26, 2017 to $816,000 in the quarter ended December 25, 2018. This increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and one new restaurant opened in the quarter ended December 25, 2018. There were eight more Bad Daddy’s restaurants open at the end of the current fiscal quarter compared to the prior year fiscal quarter.

Good Times depreciation costs decreased $8,000 from $226,000 in the quarter ended December 26, 2017 to $218,000 in the quarter ended December 25, 2018. The decrease was primarily attributable to the two restaurants that closed in 2018.

General and Administrative Costs. General and administrative costs for the quarter ended December 25, 2018, increased $144,000 to $2,061,000 (8.1% of total revenue) from $1,917,000 (8.4% of total revenues) for the quarter ended December 26, 2017.

The $144,000 increase in general and administrative expenses in the quarter ended December 25, 2018 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs associated with manager training of $176,000
•	Decrease in shared services salaries, wages, and employee benefit costs of $53,000
•	Increase in training and recruiting costs of $23,000
•	Decrease in professional fees and director’s fees of $36,000
•	Net increases in all other expenses of $34,000

Total general and administrative costs will continue to increase as we build up our infrastructure to support the growth of Bad Daddy’s, however we anticipate they will continue to decrease as a percentage of revenue as additional restaurants are developed.

Advertising Costs. Advertising costs for the quarter ended December 25, 2018, increased $33,000 to $628,000 (2.5% of total revenue) from $595,000 (2.6% of total revenue) for the quarter ended December 26, 2017.

Bad Daddy’s advertising costs were $251,000 (1.4% of total revenue) in the quarter ended December 25, 2018 compared to $164,000 (1.1% of total revenue) in the same prior year period. The $87,000 increase was primarily attributable to the nine new restaurants opened during the final three quarters of fiscal 2018 and first fiscal quarter of 2019, as well as a media buy in Colorado that was not covered by the ad fund contributions. The current and prior year quarters include advertising costs of $4,000 of costs associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $377,000 (5.4% of total revenue) in the quarter ended December 25, 2018 compared to $431,000 (5.5% of total revenue) in the same prior year period. This $54,000 decline is due primarily to reduced contributions to the advertising fund due to the two restaurants that closed during fiscal 2018 and lower sales among existing company- and franchisee-owned restaurants. The current and prior year quarters include advertising costs of $68,000 and $84,000, respectively, of costs associated with franchise advertising contributions.

Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide television and radio advertising, social media and on-site and point-of-purchase. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues. As a percentage of total revenue, we expect advertising costs to remain relatively stable at approximately 5.5% of total revenue for the Good Times segment.

Franchise Costs. Franchise costs were $7,000 and $10,000 for the quarters ended December 25, 2018 and December 26, 2017, respectively. The costs are primarily related to the Good Times franchised restaurants.

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for the quarter ended December 25, 2018 was $30,000 compared to a gain of $8,000 in the quarter ended December 26, 2017.

The $8,000 gain in the prior year and $9,000 of the gain in the current year is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants. The additional gain of $22,000 in the current year is related to insurance claim reimbursements where assets were destroyed.

Loss from Operations. The loss from operations was $581,000 in the quarter ended December 25, 2018 compared to a loss of $327,000 in the quarter ended December 26, 2017.

The change in the loss from operations for the quarter ended December 25, 2018 is due primarily to matters discussed in the "Net Revenues”, "Restaurant Operating Costs" and "General and Administrative Costs" sections above.

Net Loss. The net loss was $742,000 for the quarter ended December 25, 2018 compared to a net loss of $410,000 in the quarter ended December 26, 2017.

The change from the quarter ended December 25, 2018 to the quarter ended December 26, 2017 was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs" and "General and Administrative Costs", as well as an increase in net interest expense of $77,000 for the quarter ended December 25, 2018 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended December 25, 2018, the income attributable to non-controlling interests was $309,000 compared to $173,000 for the quarter ended December 26, 2017.

$250,000 of the current quarter’s income is attributable to the BDI joint-venture restaurants, compared to $94,000 in the same prior year period. This $156,000 increase is primarily due to a greater number of joint-venture store operating weeks in the current quarter compared to the same prior year period. $59,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $79,000 in the same prior year period.

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplemental measure. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the fiscal third quarters:

	Quarter Ended
	December 25, 2018	December 26, 2017
Adjusted EBITDA:
Net loss, as reported	$(1,051)	$(583)
Depreciation and amortization	993	809
Interest expense, net	160	84
EBITDA	102	310
Preopening expense	605	485
Non-cash stock-based compensation	112	118
GAAP rent-cash cash difference	(43)	(28)
Non-cash gain on disposal of asset	(9)	(8)
Adjusted EBITDA	$767	$877

Liquidity and Capital Resources

Cash and Working Capital

As of December 25, 2018, we had a working capital deficit of $1,222,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors. The working capital deficit may increase when new Bad Daddy’s and Good Times restaurants are opened. We believe that with our ability to access the Cadence Bank credit facility in addition to cash flow generated from our existing restaurants, that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2019. As of December 25, 2018, we had no commitments outstanding related to construction contracts for Bad Daddy’s restaurants currently under development.

Financing

On September 8, 2016, the Company entered into a credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $9,000,000 (the “Cadence Credit Facility”). On September 11, 2017, the Cadence Credit Facility was amended to increase the loan maximum to $12,000,000 and extend the maturity date to December 31, 2020 (the “2017 Amendment”). On October 31, 2018 the Cadence Credit Facility was amended to increase the loan maximum to $17,000,000, extend the maturity date to December 31, 2021, and modify pricing and covenants under the facility (the “2019 Amendment”). As amended by the 2019 Amendment, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of December 25, 2018, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.8893%.

As amended by the 2019 Amendment, the Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. Under the 2019 Amendment, there is no longer a 0.25 incurrence test on new borrowings. As of December 25, 2018, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility, the 2017 Amendment and the 2019 Amendment, the Company paid loan origination costs including professional fees of approximately $232,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of December 25, 2018, the outstanding balance on borrowings against the facility was $10,200,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 25, 2018, the outstanding face value of such letters of credit was $157,500.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2019 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s restaurants and reimage and remodel costs for Good Times restaurants.

Sale Lease-back transactions

We finalized a sale lease-back transaction for the land and building of a company owned Good Times in Brighton, Colorado in November 2017 with proceeds of $1,397,000. The resulting gain of $170,000 on the transaction was deferred and will be recognized over the life of the fifteen-year lease.

Cash Flows

Net cash used in operating activities was $386,000 for the quarter ended December 25, 2018. The net cash used in operating activities for the quarter ended December 25, 2018 was the result of a net loss of $742,000 as well as cash and non-cash reconciling items totaling $356,000 (these reconciling items are comprised of 1) depreciation and amortization of $1,094,000, 2) accretion of deferred rent of $126,000, 3) amortization of lease incentive obligations of $121,000, 4) stock-based compensation expense of $112,000, 5) a decrease in receivables and other assets of $165,000, 6) an increase in deferred liabilities related to tenant allowances of $147,000, 7) an increase in accounts payable of $43,000, 8) an decrease in accrued liabilities of $1,154,000 and 9) a net decrease in other operating assets and liabilities of $56,000).

Net cash provided by operating activities was $269,000 for the quarter ended December 26, 2017. The net cash provided by operating activities for the quarter ended December 26, 2017 was the result of a net loss of $410,000 as well as cash and non-cash reconciling items totaling $679,000 (these reconciling items are comprised of 1) depreciation and amortization of $908,000, 2) accretion of deferred rent of $113,000, 3) amortization of lease incentive obligations of $95,000, 4) stock-based compensation expense of $118,000, 5) an increase in receivables of $70,000, 6) an increase in deferred liabilities related to tenant allowances of $347,000, 7) a decrease in accounts payable of $122,000, 8) a decrease in accrued liabilities of $563,000 and 8) a net increase in other operating assets and liabilities of $43,000).

Net cash used in investing activities for the quarter ended December 25, 2018 was $2,915,000 which primarily reflects the purchases of property and equipment of $2,918,000. Purchases of property and equipment is comprised of the following:

•	$2,374,000 in costs for the development of Bad Daddy’s locations

•	$111,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$388,000 for reimaging, remodeling and miscellaneous capital expenditures related to our Good Times restaurants

•	$45,000 for miscellaneous capital expenditures related to assets used by our Colorado maintenance team that provides services for both concepts

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

Net cash provided by financing activities for the quarter ended December 25, 2018 was $2,271,000, which includes principal payments on notes payable, long-term debt of $4,000, borrowings on notes payable and long-term debt of $2,750,000, proceeds from the exercise of stock options of $3,000 and net distributions to non-controlling interests of $478,000.

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

Additionally, in the normal course of business, there may be various claims in process, matters in litigation, and other contingencies brought against the company by employees, vendors, customers, franchisees, or other parties. Evaluating these contingencies is a complex process that may involve substantial judgment on the potential outcome of such matters, and the ultimate outcome of such contingencies may differ from our current analysis. We review the adequacy of accruals and disclosures related to such contingent liabilities in consultation with legal counsel. While it is not possible to predict the outcome of these claims with certainty, it is management’s opinion that potential losses associated with such contingencies would be immaterial to our financial statements.

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2018 were approximately 2.8%, and we raised menu prices approximately 1.9% during the first quarter of fiscal 2019. The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2018 were approximately 3.2% on average. We raised menu prices during the first quarter of fiscal 2019 approximately 0.3%. Commodity costs began to decline during the final fiscal quarter of 2018 and declined throughout the balance of fiscal 2018, and into the first quarter of fiscal 2019. When combined with anticipated menu price increases, we expect Good Times’ and Bad Daddy’s’ food and packaging costs to be relatively consistent or slightly elevated compared with the current quarter, as a percentage of sales during the remainder of fiscal 2018.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 25, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

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
DATE: February 8, 2019

Boyd E. Hoback President and Chief Executive Officer

Ryan M. Zink Chief Financial Officer

