Form 10-Q
period 2019-03-26
Good Times Restaurants Inc.
filed 2019-05-10
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☒

As of May 9, 2019, there were 12,522,778 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	GTIM	Nasdaq Stock Exchange

Form 10-Q

Quarter Ended March 26, 2019

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 26, 2019	September 25, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,399	$3,477
Receivables, net of allowance for doubtful accounts of $0	597	1,735
Prepaid expenses and other	658	151
Inventories	1,026	1,004
Notes receivable	15	14
Total current assets	5,695	6,381

PROPERTY AND EQUIPMENT:
Land and building	4,787	5,002
Leasehold improvements	29,145	27,844
Fixtures and equipment	25,980	24,948
Total property and equipment	59,912	57,794
Less accumulated depreciation and amortization	(24,091)	(22,549)
Total net property and equipment	35,821	35,245

OTHER ASSETS:
Notes receivable, net of current portion	24	32
Deposits and other assets	217	207
Trademarks	3,900	3,900
Other intangibles, net	70	35
Goodwill	15,150	15,150
Total other assets	19,361	19,324

TOTAL ASSETS:	$60,877	$60,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$-	$17
Accounts payable	2,736	3,774
Deferred income	79	92
Other accrued liabilities	4,823	4,452
Total current liabilities	7,638	8,335

LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	12,300	7,472
Deferred and other liabilities	8,260	7,922
Total long-term liabilities	20,560	15,394

STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 03/26/19 and 09/25/18	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,522,778 and 12,481,162 shares issued and outstanding as of 03/26/19 and 09/25/18, respectively	13	12
Capital contributed in excess of par value	57,438	59,385
Accumulated deficit	(26,915)	(25,414)
Total Good Times Restaurants Inc. stockholders' equity	30,536	33,983

Non-controlling interests	2,143	3,238
Total stockholders’ equity	32,679	37,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,877	$60,950

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	March 26, 2019	March 27, 2018	March 26, 2019	March 27, 2018
NET REVENUES:
Restaurant sales	$26,954	$23,342	$52,101	$45,939
Franchise revenues	218	254	441	505
Total net revenues	27,172	23,596	52,542	46,444

RESTAURANT OPERATING COSTS:
Food and packaging costs	7,903	7,118	15,426	14,321
Payroll and other employee benefit costs	10,228	8,642	19,781	16,921
Restaurant occupancy costs	2,165	1,788	4,130	3,428
Other restaurant operating costs	2,829	2,137	5,412	4,253
Preopening costs	193	496	820	1,073
Depreciation and amortization	1,089	882	2,123	1,728
Total restaurant operating costs	24,407	21,063	47,692	41,724

General and administrative costs	2,193	1,898	4,254	3,815
Advertising costs	547	602	1,175	1,197
Franchise costs	16	11	23	21
Asset impairment costs	-	72	-	72
Gain on restaurant asset sale	(9)	(9)	(39)	(17)

INCOME (LOSS) FROM OPERATIONS	18	(41)	(563)	(368)

Other Expenses:
Interest expense, net	(199)	(91)	(359)	(174)
Other income	1	-	-	-
Total other expenses, net	(198)	(91)	(359)	(174)

NET LOSS	$(180)	$(132)	$(922)	$(542)
Income attributable to non-controlling interests	(270)	(299)	(579)	(472)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(450)	$(431)	$(1,501)	$(1,014)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(.04)	$(.03)	$(.12)	$(.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,522,778	12,468,326	12,513,844	12,456,537

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date March 26, 2019
(In thousands, except share and per share data)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 26, 2018	-	$-	12,481,162	$12	$59,385	$3,238	$(25,414)	$37,221

Stock-based compensation cost					112			112
Restricted stock unit vesting			40,949	1				1
Stock option exercise			667		3			3
Income attributable to non-controlling interests						309		309
Distributions to unrelated limited partners						(478)		(478)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss							(1,051)	(1,051)

BALANCES, December 25, 2018	-	$-	12,522,778	$13	$59,500	$3,069	$(26,465)	$36,117

Stock-based compensation cost					109			109
Income attributable to non-controlling interests						270		270
Distributions to unrelated limited partners						(408)		(408)
Purchase of non-controlling interest					(2,171)	(788)		(2,959)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss							(450)	(450)

BALANCES, March 26, 2019	-	$-	12,522,778	$13	$57,438	$2,143	$(26,915)	$32,679

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date March 27, 2018
(In thousands, except share and per share data)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 27, 2017	-	$-	12,427,280	$12	$58,939	$2,713	$(24,380)	$37,284

Stock-based compensation cost					118			118
Restricted stock unit vesting			41,046					-
Income attributable to non-controlling interests						173		173
Distributions to unrelated limited partners						(256)		(256)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss							(583)	(583)

BALANCES, December 26, 2017	-	$-	12,468,326	$12	$59,057	$2,630	$(24,963)	$36,736

Stock-based compensation cost					97			97
Income attributable to non-controlling interests						299		299
Distributions to unrelated limited partners						(242)		(242)
Contributions from unrelated limited partners						17		17
Net loss attributable to Good Times Restaurants Inc and comprehensive loss							(431)	(431)

BALANCES, March 27, 2018	-	$-	12,468,326	$12	$59,154	$2,704	$(25,394)	$36,476

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Year-to-Date
	March 26, 2019	March 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(922)	$(542)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,248	1,852
Accretion of deferred rent	273	244
Amortization of lease incentive obligation	(242)	(201)
Asset impairment costs	-	72
Stock-based compensation expense	221	215
Recognition of deferred gain on sale of restaurant building	(18)	(17)
Changes in operating assets and liabilities:
Change in:
Receivables and other	1,138	(40)
Inventories	(22)	(24)
Deposits and other	(556)	35
Change in:
Accounts payable	(32)	(98)
Deferred liabilities	368	703
Accrued and other liabilities	31	794
Net cash provided by operating activities	2,487	2,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(3,793)	(4,169)
Payments for the purchase of non-controlling interests	(2,724)	-
Proceeds from sale leaseback transaction	-	1,397
Proceeds from sale of fixed assets	8	-
Payments received from franchisees and others	7	6
Net cash used in investing activities	(6,502)	(2,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	6,150	1,400
Principal payments on notes payable and long-term debt	(1,330)	(1,608)
Proceeds from stock option exercise	3	-
Net distributions paid to non-controlling interests	(886)	(481)
Net cash provided by (used in) financing activities	3,937	(689)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(78)	(462)

CASH AND CASH EQUIVALENTS, beginning of period	3,477	4,337

CASH AND CASH EQUIVALENTS, end of period	$3,399	$3,875

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$312	$68
Change in accounts payable attributable to the purchase of property and equipment	$(1,006)	$(383)
Increase in accrued liabilities attributable to the purchase of Non-controlling interest	$285	$-

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

BD of Colo was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of March 26, 2019, operates twenty-eight company-owned and five joint venture full-service upscale casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of March 26, 2019, operates nineteen Company-owned and seven joint venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard. Drive Thru’s Company-owned restaurants are located in Colorado. In addition, Drive Thru has nine franchisee-owned restaurants, with seven operating in Colorado and two in Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 26, 2019 and the results of its operations and its cash flows for the two fiscal quarters ended March 26, 2019 and March 27, 2018. Operating results for the two fiscal quarters ended March 26, 2019 are not necessarily indicative of the results that may be expected for the year ending September 24, 2019. The condensed consolidated balance sheet as of September 25, 2018 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 25, 2018.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $142,000 and $175,000 for the first two quarters of 2019 and 2018, respectively.

Note 2.	Revenue

In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers (“Topic 606), which was subsequently amended by several Accounting Standards Updates. These new or updated standards expanded the disclosure requirements related to revenue and revenue recognition. The Company adopted Topic 606 in the first quarter of its 2019 fiscal year and applied the guidance retrospectively to the prior periods presented. Topic 606 primarily impacts the accounting presentation of the Company’s advertising contribution funds. Because advertising expenses are incurred within the respective year in which contributions are recorded, there was no change to the consolidated balance sheet, however for the first two fiscal quarters of 2018 franchise revenues and advertising costs are each $175,000 greater than originally presented, and for the first two fiscal quarters of 2019 franchise revenues and advertising costs are each $142,000 greater than would have been reflected under the former presentation.

Revenue Recognition

Revenues consist primarily of sales from restaurant operations and franchise revenue, which includes franchisee royalties and contributions to advertising funds. Revenues associated with gift card breakage are immaterial to our financials. The Company recognizes revenue, pursuant to the new and updated standards, when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

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

Note 3.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 26, 2019 and September 25, 2018:

	March 26, 2019			September 25, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(92)	24	116	(81)	35
Non-compete agreements	65	(19)	46	15	(15)	-
	$181	$(111)	$70	$131	$(96)	$35
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$4,081	$(111)	$3,970	$4,031	$(96)	$3,935

Goodwill	$15,150	$-	$15,150	$15,150	$-	$15,150

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

In February 2019 the Company acquired all of the membership interests of three joint venture entities to which the Company was already a party to and the transaction resulted in an increase to non-compete agreements of $50,000, see Note 11.

There were no impairments to intangible assets during the two quarters ended March 26, 2019. The aggregate amortization expense related to these intangible assets subject to amortization was approximately $15,000 for the two quarters ended March 26, 2019.

The estimated aggregate future amortization expense as of March 26, 2019 is as follows:

Remainder of 2019	$19
2020	28
2021	17
2022	6
$70

Note 4.	Common Stock

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

Our net loss for the two quarters ended March 26, 2019 and March 27, 2018 includes $221,000 and $215,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the two quarters ended March 26, 2019. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the two quarters ended March 26, 2019, the Company granted a total of 99,832 incentive stock options, from available shares under its 2018 Plan, with exercise prices between $4.66 and $5.00 and per-share weighted average fair values between $2.68 and $3.16.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Year-to-Date
	March 26, 2019 Incentive and Non- Qualified Stock Options	March 27, 2018 Incentive and Non-Qualified Stock Options
Expected term (years)	7.5	7.5
Expected volatility	70.65% to 70.80%	75.33 % to 75.67%
Risk-free interest rate	3.01% to 3.10%	2.17% to 2.35%
Expected dividends	-	-

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

The following table summarizes stock option activity for the two quarters ended March 26, 2019 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-at beginning of year	634,647	$3.36
Options granted	99,832	$4.76
Options exercised	(667)	$4.41
Forfeited	(9,287)	$3.94
Expired	(17,203)	$4.41
Outstanding March 26, 2019	707,322	$3.52	6.6
Exercisable March 26, 2019	434,011	$3.23	5.2

As of March 26, 2019, the aggregate intrinsic value of the outstanding and exercisable options was approximately $61,000 and $61,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of March 26, 2019, the total remaining unrecognized compensation cost related to non-vested stock options was $618,000 and is expected to be recognized over a weighted average period of approximately 2.4 years.

There were 667 stock options exercised during the two quarters ended March 26, 2019 with proceeds of approximately $4,000. There were no stock options exercised during the two quarters ended March 27, 2018.

Restricted Stock Units

During the two quarters ended March 26, 2019, the Company granted a total of 79,988 restricted stock units from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $3.95 which is equal to the closing price of the stock on the date of the grant. The restricted stock units vest over three years following the grant date.

During the two quarters ended March 27, 2018, the Company granted a total of 37,037 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $2.70 which is equal to the closing price of the stock on the date of the grant. The restricted stock grant vests over three years following the grant date.

A summary of the status of non-vested restricted stock as of March 26, 2019 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beginning of year	149,614	$2.70 to $4.18
Granted	79,988	$3.95
Forfeited	(3,207)	$3.15 to $4.18
Vested	(40,951)	$2.70 to $4.18
Non-vested shares at March 26, 2019	185,444	$2.70 to $4.18

As of March 26, 2019, there was approximately $518,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

Note 6.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the RGWP Repurchase, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of March 26, 2019, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.9907%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of March 26, 2019, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $232,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of March 26, 2019, the outstanding balance on borrowings against the facility was $12,300,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 26, 2019, the outstanding face value of such letters of credit was $157,500.

Note 7.	Net Loss per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock units and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock grants for 892,766 and 781,789 shares of common stock were not included in computing diluted EPS for the two quarters ended March 26, 2019 and March 27, 2018, respectively, because their effects were anti-dilutive.

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

On January 30, 2018 the Company closed one Good Times restaurant in Aurora, Colorado. A non-cash impairment charge of $219,000 related to this restaurant was previously taken in the fiscal year ended September 26, 2017 and no additional loss from disposal of assets has been subsequently recognized in the current year, nor is any additional loss expected. The Company is currently marketing the property and intends to sublease the property to a suitable tenant over the approximate 17-year remaining term of the lease. The Company expects to be able to sublease this property at or above its contractual lease rate but does not expect such sublease commencement until later in fiscal 2019. As such, we recorded accretion expense recognized as non-cash rent of approximately $48,000 in the fiscal year ended September 25, 2018, and approximately $73,000 in the two quarters ended March 26, 2019, reflecting the expected fair value of future lease costs, net of sublease income, associated with the closing of this restaurant.

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

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 26, 2019 and March 27, 2018.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of March 26, 2019, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $15,054,000 of goodwill attributable to its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized as of March 26, 2019 and March 27, 2018.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the two quarters ended March 26, 2019 and March 27, 2018. These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the two quarters ended March 26, 2019 and March 27, 2018 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2015 through 2018. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 26, 2019.

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

On February 6, 2019, the Company concurrently entered into and closed on a Membership Interest Purchase Agreement with RGWP, LLC (the “RGWP Repurchase”), pursuant to which the Company agreed to acquire all of the remaining membership interests of three entities to which the Company is already a party to and already owned a controlling interest: Bad Daddy’s Burger Bar of Seaboard LLC, Bad Daddy’s Burger Bar of Cary, LLC, and BDBB of Olive Park NC, LLC. The purchase price was approximately $3.0 million of which $2.7 was paid at closing, $300,000 was accrued at March 26, 2019 and paid subsequent to the quarter end. These entities own and operate three Bad Daddy’s Burger Bar restaurants in the greater Raleigh, NC market. The purchase agreement contains various representations, warranties, and covenants of the Seller that are customary in transactions of this nature.

The RGWP Repurchase resulted in a $788,000 reduction in non-controlling interests, an increase to non-compete agreements of $50,000 and a $2,171,000 reduction in additional paid in capital.

The following table summarizes the activity in non-controlling interests during the quarter ended March 31, 2019:

	Bad Daddy’s	Good Times	Total
Balance at September 25, 2018	$2,861	$377	$3,238
Income attributable to non-controlling interests	484	95	579
Distributions to unrelated limited partners	(761)	(125)	(886)
Purchase of non-controlling interest	(788)	-	(788)
Balance at March 26, 2019	$1,796	$347	$2,143

Our remaining non-controlling interests consist of one joint venture partnership involving seven Good Times restaurants and five joint venture partnerships involving five Bad Daddy’s restaurants.

Note 12.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update was issued to replace the current revenue recognition guidance, creating a more comprehensive five-step model. In March 2016, the FASB issued No. ASU 2016-04, “Liabilities – Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” This pronouncement provides guidance for the derecognition of prepaid stored-value product liabilities, consistent with the breakage guidance in Topic 606. These amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted these ASUs effective as of September 26, 2018. The adoption of these new standards did not have a material impact to our revenue recognition related to Company-owned restaurant sales, recognition of royalty fees from our franchise agreement, or impact from recognition of gift card breakage. As discussed in Note 2 and further described below, the adoption of this standard did have an impact on the presentation of advertising fund contributions from our franchises. Prior to the adoption of these new standards, we accounted for advertising expenses net of advertising contributions from our franchisees. Subsequently, as described in Notes 1 and 2, we now account for franchisee advertising contributions as a component of franchise revenue. Because advertising expenses are incurred within the respective year in which contributions are recorded, there was no change to the consolidated balance sheet, however for the first two fiscal quarters of 2018 franchise revenues and advertising costs are each $175,000 greater than originally presented, and for the first two fiscal quarters of 2019 franchise revenues and advertising costs are each $142,000 greater than would have been reflected under the former presentation.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the impairment test applied to goodwill. Under the new standard, goodwill impairment tests will compare the fair value of a reporting unit with it’s carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill. This pronouncement is effective for annual and interim periods beginning after December 15, 2019 and should be applied on a prospective basis. We adopted this ASU effective as of the quarter-end March 26, 2019. The adoption of the new standard did not have a material impact on our financial position or results from operations.

Note 13.	Subsequent Events

None.

Note 14.	Segment Reporting

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

The following tables present information about our reportable segments for the respective periods:

	Quarter Ended		Year-to-Date
	March 26, 2019	March 27, 2018	March 26, 2019	March 27, 2018
Revenues
Bad Daddy’s	$20,474	$16,047	$38,815	$31,123
Good Times	6,698	7,549	13,727	15,321
	$27,172	$23,596	$52,542	$46,444
Income (loss) from operations
Bad Daddy’s	$374	$198	$(194)	$8
Good Times	(219)	(139)	(145)	(158)
Corporate	(137)	(100)	(224)	(218)
	$18	$(41)	$(563)	$(368)
Capital expenditures
Bad Daddy’s	$632	$2,063	$3,118	$3,989
Good Times	241	157	629	177
Corporate	2	2	46	3
	$875	$2,222	$3,793	$4,169

	March 26, 2019	September 25, 2018
Property and equipment, net
Bad Daddy’s	$29,971	$29,642
Good Times	5,488	5,234
Corporate	362	369
	$35,821	$35,245
14

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are focused on developing the Bad Daddy’s concept with company-owned restaurants in major markets of the U.S., while continuing to improve the profitability of Good Times and opportunistically developing additional Good Times restaurants in our home state of Colorado, allowing us to leverage the strength and opportunities of both brands.

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

Restaurant locations.

As of March 26, 2019, we operated, franchised or licensed a total of thirty-five Bad Daddy’s restaurants and thirty-five Good Times restaurants. The following table presents the number of restaurants operating at the end of the first two fiscal quarters of 2019 and 2018.

Company-Owned/Co-Developed/Joint Venture:

State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2019	2018	2019	2018	2019	2018
Colorado	26	27	12	12	38	39
Georgia	0	0	4	1	4	1
Oklahoma	0	0	1	1	1	1
North Carolina	0	0	14	11	14	11
South Carolina	0	0	1	0	1	0
Tennessee	0	0	1	0	1	0
Total:	26	27	33	25	59	52

Franchise/License:

State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2019	2018	2019	2018	2019	2018
Colorado	7	8	0	0	7	8
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Wyoming	2	2	0	0	2	2
Total:	9	10	2	2	11	12

Results of Operations

Fiscal quarter ended March 26, 2019 compared to fiscal quarter ended March 27, 2018:

Net Revenues. Net revenues for the quarter ended March 26, 2019 increased $3,576,000 or 15.2% to $27,172,000 from $23,596,000 for the quarter ended March 27, 2018. Bad Daddy’s concept revenues increased $4,427,000 while our Good Times concept revenues decreased $851,000.

Bad Daddy’s restaurant sales increased $4,430,000 to $20,384,000 for the quarter ended March 26, 2019 from $15,954,000 for the quarter ended March 27, 2018, primarily attributable to the six new restaurants opened in the last two quarters of fiscal 2018 and two new restaurant opened in the two quarters of fiscal 2019. Bad Daddy’s same store restaurant sales increased 1.3% during the quarter ended March 26, 2019 compared to the same prior-year quarter. Adjusted for the impact of a single storm in Colorado that resulted in the loss of twelve operating days the same store sales increase would have been 1.8%. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. Comparable sales are calculated excluding weeks during which restaurants are closed for major remodels. The average menu price increase for the quarter ended March 26, 2019 over the same prior-year quarter was approximately 1.7%. There were twenty-one restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues decreased by $2,000 due to lower franchise revenues compared to the same prior-year quarter. The current and prior year quarters include franchise advertising contributions of $3,000 and $4,000, respectively.

Good Times restaurant sales decreased $818,000 to $6,570,000 for the quarter ended March 26, 2019 from $7,388,000 for the quarter ended March 27, 2018. Good Times same store restaurant sales decreased 7.5% during the quarter ended March 26, 2019 compared to the same prior-year quarter. Same store sales were affected by a single storm in Colorado that caused the loss of approximately twenty-seven operating days. Adjusted for this loss, same store sales would have been down 5.9%. To align Good Times’ same store sales calculations with same store sales calculations for Bad Daddy’s, beginning in fiscal 2018 Good Times restaurants are included in the same store sales calculation after they have been open a full eighteen months. In addition to the decline in same store sales, restaurant sales decreased $241,000 due to two restaurants that were closed in January and April of 2018. The average menu price increase for the quarter ended March 26, 2019 over the same prior-year quarter was approximately 2.8%. Franchise revenues decreased $33,000 for the quarter ended March 26, 2019, compared to the same prior year quarter, primarily due to one franchise location that closed in September 2018 and one location that was temporarily closed due to a fire that occurred in April 2018. The current and prior year quarters include franchise advertising contributions of $67,000 and $83,000, respectively.

Food and Packaging Costs. Food and packaging costs for the quarter ended March 26, 2019 increased $785,000 to $7,903,000 (29.3% of restaurant sales) from $7,118,000 (30.5% of restaurant sales) for the quarter ended March 27, 2018.

Bad Daddy’s food and packaging costs were $5,804,000 (28.5% of restaurant sales) for the quarter ended March 26, 2019, up from $4,727,000 (29.6% of restaurant sales) for the quarter ended March 27, 2018. This increase is primarily due to a greater number of operating restaurants during the current quarter versus the same quarter in the prior year. The decline as a percent of sales is primarily due to a sequential reduction in cost of proteins, primarily beef, coupled with year-over-year increases in menu prices.

Good Times food and packaging costs were $2,099,000 (31.9% of restaurant sales) for the quarter ended March 26, 2019, down from $2,391,000 (32.4% of restaurant sales) for the quarter ended March 27, 2018. The decrease as a percent of sales is due primarily to reduced prices for bacon and all-natural beef, coupled with year-over-year increases in menu prices.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended March 26, 2019 increased $1,586,000 to $10,228,000 (37.9% of restaurant sales) from $8,642,000 (37.0% of restaurant sales) for the quarter ended March 27, 2018.

Bad Daddy’s payroll and other employee benefit costs were $7,669,000 (37.6% of restaurant sales) for the quarter ended March 26, 2019 up from $5,969,000 (37.4% of restaurant sales) in the same prior year period. The $1,700,000 increase was primarily attributable to the six new restaurants opened in the last two quarters of fiscal 2018 and two new restaurants opened in the first two quarters of fiscal 2019. As a percent of sales, payroll and employee benefits costs increased by 0.2%, as increased wages, particularly for kitchen workers, increased in all states due to a competitive market for workers, and due to statutory wage increases for front-of-house employees in Colorado, all of which combined exceeded the impact of our year-over-year menu price increases.

Good Times payroll and other employee benefit costs were $2,559,000 (39.0% of restaurant sales) in the quarter ended March 26, 2019, down from $2,673,000 (36.2% of restaurant sales) in the same prior year period. Payroll and other employee benefit costs decreased $114,000 from the same prior-year quarter due two stores that were closed in January and April of 2018, coupled with lower average weekly sales, but increased as a percentage of restaurant sales primarily due to the average wage paid to our employees and the deleveraging impact of lower weekly sales. The average wage increased approximately 10.4% in the quarter ended March 26, 2019 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Occupancy Costs. Occupancy costs for the quarter ended March 26, 2019 increased $377,000 to $2,165,000 (8.0% of restaurant sales) from $1,788,000 (7.7% of restaurant sales) for the quarter ended March 27, 2018.

Bad Daddy’s occupancy costs were $1,354,000 (6.6% of restaurant sales) for the quarter ended March 26, 2019 up from $1,018,000 (6.4% of restaurant sales) in the same prior year period. The $336,000 increase was primarily attributable to the six new restaurants opened in the last two quarters of fiscal 2018 and two new restaurants opened in the first two quarters of fiscal 2019.

Good Times occupancy costs were $811,000 (12.3% of restaurant sales) in the quarter ended March 26, 2019, up from $770,000 (10.4% of restaurant sales) in the same prior year period. The $41,000 increase was primarily attributable to an increase in property taxes and common area costs compared to the same prior year period, and the increase as a percentage of sales is due to the deleveraging impact of lower average unit volumes.

Other Operating Costs. Other operating costs for the quarter ended March 26, 2019, increased $692,000 to $2,829,000 (10.5% of restaurant sales) from $2,137,000 (9.2% of restaurant sales) for the quarter ended March 27, 2018.

Bad Daddy’s other operating costs were $2,237,000 (11.0% of restaurant sales) for the quarter ended March 26, 2019 up from $1,541,000 (9.7% of restaurant sales) in the same prior year period. The $696,000 increase was primarily attributable to the six new restaurants opened in the last two quarters of fiscal 2018 and two new restaurants opened in the first two quarters of fiscal 2019. The percentage increase was primarily attributable to higher costs of general restaurant supplies and approximately $163,000 of increased commissions paid to delivery service providers in the current quarter which were not incurred in the prior year quarter.

Good Times other operating costs were $592,000 (9.0% of restaurant sales) in the quarter ended March 26, 2019, down from $596,000 (8.1% of restaurant sales) in the same prior year period. The increase as a percentage of sales is due to the deleveraging impact of lower average unit volumes.

New Store Preopening Costs. In the quarter ended March 26, 2019, we incurred $193,000 of preopening costs compared to $496,000 for the quarter ended March 27, 2018. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are primarily attributable to two restaurants: one restaurant that opened during the first fiscal quarter, and one restaurant that opened in January 2019. In the prior-year period, pre-opening costs are related to the two Bad Daddy’s restaurants opened during the first fiscal quarter of 2018 and one that opened during the second quarter of fiscal 2018.

Preopening costs typically occur over a period of approximately five months, although the exact timing varies by location. We typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended March 26, 2019, increased $207,000 to $1,089,000 from $882,000 in the quarter ended March 27, 2018.

Bad Daddy’s depreciation and amortization costs were $863,000 for the quarter ended March 26, 2019 up from $656,000 in the same prior year period. This increase was mainly attributable to the nine new restaurants opened in fiscal 2018 and two new restaurants opened in the two quarters ended March 26, 2019.

Good Times depreciation and amortization costs were $225,000 for the quarter ended March 26, 2019 down from $226,000 in the same prior year period.

General and Administrative Costs. General and administrative costs for the quarter ended March 26, 2019, increased $295,000 to $2,193,000 (8.1% of total revenue) from $1,898,000 (8.0% of total revenues) for the quarter ended March 27, 2018.

The $295,000 increase in general and administrative expenses in the quarter ended March 26, 2019 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs associated with manager training of $107,000
•	Decrease in shared services salaries, wages, and employee benefit costs of $44,000
•	Increase in salaries, wages, and employee benefit costs associated with district management of $85,000, primarily related to additional district management for our east coast Bad Daddy’s markets, partially offset by reductions in the Colorado market costs for both Bad Daddy’s and Good Times
•	Increase in training and recruiting costs of $46,000
•	Increase in professional fees and preliminary site costs of $67,000
•	Net increases in all other expenses of $34,000

Total general and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands, however we anticipate over the long term they will decrease as a percentage of revenue as additional restaurants are developed.

Advertising Costs. Advertising costs for the quarter ended March 26, 2019, decreased $55,000 to $547,000 (2.0% of total revenue) from $602,000 (2.6% of total revenue) for the quarter ended March 27, 2018. The decline as a percentage of revenues is primarily due to the growth of the Bad Daddy’s segment, which has lower advertising costs as a percentage of revenue compared to the Good Times segment.

Bad Daddy’s advertising costs were $190,000 (0.9% of total revenue) in the quarter ended March 26, 2019 compared to $177,000 (1.1% of total revenue) in the same prior year period. The $13,000 increase was primarily attributable to the six new restaurants opened during the last two quarters of fiscal 2018 and the two restaurants opened during the first two fiscal quarters of 2019, partially offset by a reduction in local store marketing. The current and prior year quarters include advertising costs of $3,000 and $4,000, respectively, of costs associated with franchise advertising contributions.

Good Times advertising costs were $357,000 (5.4% of total revenue) in the quarter ended March 26, 2019 compared to $425,000 (5.8% of total revenue) in the same prior year period. This $68,000 decline is due primarily to reduced contributions to the advertising fund due to the two restaurants that closed during fiscal 2018 and lower sales among existing company- and franchisee-owned restaurants. The current and prior year quarters include advertising costs of $67,000 and $83,000, respectively, of costs associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide television and radio advertising, social media and on-site and point-of-purchase. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues. As a percentage of total revenue, we expect advertising costs to remain relatively stable at approximately 5.4% of total revenue for the Good Times segment.

Franchise Costs. Franchise costs were $16,000 and $11,000 for the quarters ended March 26, 2019 and March 27, 2018, respectively. The costs are primarily related to the Good Times franchised restaurants.

Asset impairment costs. There were no asset impairment costs for the quarter ended March 26, 2019 and asset impairment costs were $72,000 for the quarter ended March 27, 2018. The costs are related to a Good Times restaurant that was closed and subleased in April 2018, as described in Note 9 to the financial statements.

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for the quarter ended March 26, 2019 and the quarter ended March 27, 2018 was consistent at $9.000 for both periods. The gain in the both periods is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Loss from Operations. Income from operations was $18,000 in the quarter ended March 26, 2019 compared to a loss from operations of $41,000 in the quarter ended March 27, 2018.

The change in income from operations for the quarter and year-to-date was due primarily to matters discussed in the "Net Revenues”, "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs" sections above.

Net Loss. The net loss was $180,000 for the quarter ended March 26, 2019 compared to a net loss of $132,000 in the quarter ended March 27, 2018.

The change in net loss for the quarter was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs", as well as an increase in net interest expense of $108,000 for the current quarter, compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants.

For the quarter ended March 26, 2019, the income attributable to non-controlling interests was $270,000 compared to $299,000 for the quarter ended March 27, 2018.

$233,000 of the current quarter’s income is attributable to the BDI joint-venture restaurants, compared to $224,000 in the same prior year period. This increase is due to an increase in joint venture store operating weeks due to two new joint venture restaurants opened during the final quarter of fiscal 2018, offset by the elimination of non-controlling interest beginning this fiscal quarter associated with the repurchase of interests in the three Raleigh area restaurants. $36,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $75,000 in the same prior year period. This decline is due to the reduction in profitability of the seven co-developed Good Times restaurants.

Fiscal two quarters ended March 26, 2019 compared to fiscal two quarters ended March 27, 2018:

Net Revenues. Net revenues for the two quarters ended March 26, 2019 increased $6,098,000 or 13.1% to $52,542,000 from $46,444,000 for the quarter ended March 27, 2018. Bad Daddy’s concept revenues increased $7,692,000 while our Good Times concept revenues decreased $1,594,000.

Bad Daddy’s restaurant sales increased $7,693,000 to $38,634,000 for the two quarters ended March 26, 2019 from $30,941,000 for the two quarters ended March 27, 2018, primarily attributable to the nine new restaurants opened in fiscal 2018 and two new restaurant opened in the two quarters ended March 26, 2019. Bad Daddy’s same store restaurant sales increased 0.8% during the two quarters ended March 26, 2019 compared to the same prior-year period. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. Comparable sales are calculated excluding weeks during which restaurants are closed for major remodels. The average menu price increase for the two quarters ended March 26, 2019 over the same prior-year period was approximately 2.6%. There were twenty-one restaurants included in the same store sales base at the end of the quarter. Franchise revenues decreased $1,000 for the two quarters ended March 26, 2019 compared to the same prior-year period. The current and prior year periods include franchise advertising contributions of $7,000 and $8,000, respectively.

Good Times restaurant sales decreased $1,531,000 to $13,467,000 for the two quarters ended March 26, 2019 from $14,998,000 for the two quarters ended March 27, 2018. Good Times same store restaurant sales decreased 6.3% during the two quarters ended March 26, 2019 compared to the same prior-year period. To align Good Times’ same store sales calculations with same store sales calculations for Bad Daddy’s, beginning in fiscal 2018 Good Times restaurants are included in the same store sales calculation after they have been open a full eighteen months. Restaurant sales decreased $578,000 due to two restaurants that were closed in January and April of 2018. The average menu price increase for the two quarters ended March 26, 2019 over the same prior-year period was approximately 3.2%. Franchise revenues decreased $63,000 for the two quarters ended March 26, 2019, compared to the same prior year period, primarily due to one franchise location that closed in September 2018 and one location that was temporarily closed due to a fire that occurred in April 2018. The current and prior year quarters include franchise advertising contributions of $135,000 and $167,000, respectively.

Food and Packaging Costs. Food and packaging costs for the two quarters ended March 26, 2019 increased $1,105,000 to $15,426,000 (29.6% of restaurant sales) from $14,321,000 (31.2% of restaurant sales) for the two quarters ended March 27, 2018. This increase is primarily due to a greater number of operating restaurants during the current period versus the same period in the prior year.

Bad Daddy’s food and packaging costs were $11,073,000 (28.7% of restaurant sales) for the two quarters ended March 26, 2019, up from $9,360,000 (30.3% of restaurant sales) for the two quarters ended March 27, 2018. This increase is primarily due to a greater number of operating restaurants during the current period versus the same period in the prior year. The decline as a percent of sales is primarily due to a sequential reduction in cost of proteins, primarily beef, coupled with year-over-year increases in menu prices.

Good Times food and packaging costs were $4,353,000 (32.3% of restaurant sales) for the two quarters ended March 26, 2019, down from $4,961,000 (33.1% of restaurant sales) for the two quarters ended March 27, 2018. In addition to the factors affecting the quarter ending March 26, 2019, current year food and packaging costs at Good Times were favorably affected by the increased discounting of kid’s meals that was in place during the first quarter of fiscal 2018.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the two quarters ended March 26, 2019 increased $2,860,000 to $19,781,000 (38.0% of restaurant sales) from $16,921,000 (36.8% of restaurant sales) for the two quarters ended March 27, 2018.

Bad Daddy’s payroll and other employee benefit costs were $14,651,000 (37.9% of restaurant sales) for the two quarters ended March 26, 2019 up from $11,563,000 (37.4% of restaurant sales) in the same prior year period. The $3,088,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and two new restaurants opened in the two quarters ended March 26, 2019. As a percent of sales, payroll and employee benefits costs increased by 0.5%, as increased wages, particularly for kitchen workers, increased in all states due to a competitive market for workers, and due to statutory wage increases for front-of-house employees in Colorado, all of which combined exceeded the impact of our year-over-year menu price increases.

Good Times payroll and other employee benefit costs were $5,130,000 (38.1% of restaurant sales) in the two quarters ended March 26, 2019, down from $5,358,000 (35.7% of restaurant sales) in the same prior year period. Payroll and other employee benefit costs decreased $258,000 from the same prior-year quarter due two stores that were closed in January and April of 2018, coupled with lower average weekly sales, but increased as a percentage of restaurant sales primarily due to the average wage paid to our employees and the deleveraging impact of lower weekly sales. The average wage increased approximately 10.4% in the two quarters ended March 26, 2019 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Occupancy Costs. Occupancy costs for the two quarters ended March 26, 2019 increased $702,000 to $4,130,000 (7.9% of restaurant sales) from $3,428,000 (7.5% of restaurant sales) for the two quarters ended March 27, 2018.

Bad Daddy’s occupancy costs were $2,632,000 (6.8% of restaurant sales) for the two quarters ended March 26, 2019 up from $1,958,000 (6.3% of restaurant sales) in the same prior year period. The $674,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and two new restaurants opened in the two quarters ended March 26, 2019.

Good Times occupancy costs were $1,498,000 (11.1% of restaurant sales) in the two quarters ended March 26, 2019, up from $1,470,000 (9.8% of restaurant sales) in the same prior year period. The $28,000 increase was primarily attributable to an increase in property taxes and common area costs compared to the same prior year period, and the increase as a percentage of sales is due to the deleveraging impact of lower average unit volumes.

Other Operating Costs. Other operating costs for the two quarters ended March 26, 2019, increased $1,159,000 to $5,412,000 (10.4% of restaurant sales) from $4,253,000 (9.3% of restaurant sales) for the two quarters ended March 27, 2018.

Bad Daddy’s other operating costs were $4,220,000 (10.9% of restaurant sales) for the two quarters ended March 26, 2019 up from $3,008,000 (9.7% of restaurant sales) in the same prior year period. The $1,212,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and two new restaurants opened in the two quarters ended March 26, 2019. The percentage increase was primarily attributable to higher costs of general restaurant supplies and approximately $301,000 of increased commissions paid to delivery service providers in the current year which were not incurred in the prior year.

Good Times other operating costs were $1,192,000 (8.9% of restaurant sales) in the two quarters ended March 26, 2019, down from $1,245,000 (8.3% of restaurant sales) in the same prior year period. The decrease was primarily attributable to the two restaurants that closed in 2018. The increase as a percentage of sales is due to the deleveraging impact of lower average unit volumes.

New Store Preopening Costs. In the two quarters ended March 26, 2019, we incurred $820,000 of preopening costs compared to $1,073,000 for the two quarters ended March 27, 2018. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the two quarters ended March 26, 2019 are primarily attributable to four restaurants: two that opened late during the fourth quarter of fiscal 2018, one restaurant that opened during the first fiscal quarter of 2019, and one restaurant that opened in the second fiscal quarter of 2019. In the prior-year period, pre-opening costs are related to the two Bad Daddy’s restaurants opened during the first fiscal quarter of 2018 and one that opened during the second quarter of fiscal 2018.

Preopening costs typically occur over a period of approximately five months, although the exact timing varies by location. We typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the two quarters ended March 26, 2019, increased $395,000 to $2,123,000 from $1,728,000 in the two quarters ended March 27, 2018.

Bad Daddy’s depreciation and amortization costs were $1,679,000 for the two quarters ended March 26, 2019 up from $1,276,000 in the same prior year period. This increase was mainly attributable to the nine new restaurants opened in fiscal 2018 and two new restaurants opened in the two quarters ended March 26, 2019.

Good Times depreciation and amortization costs were $444,000 for the two quarters ended March 26, 2019 down from $452,000 in the same prior year period.

General and Administrative Costs. General and administrative costs for the two quarters ended March 26, 2019, increased $439,000 to $4,254,000 (8.1% of total revenue) from $3,815,000 (8.2% of total revenues) for the two quarters ended March 27, 2018.

The $439,000 increase in general and administrative expenses in the two quarters ended March 26, 2019 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs associated with manager training of $275,000
•	Decrease in shared services salaries, wages, and employee benefit costs of $97,000
•	Increase in salaries, wages, and employee benefit costs associated with district management of $107,000, primarily related to additional district management for our east coast Bad Daddy’s markets, partially offset by a reduction in the Colorado market costs for our Good Times locations
•	Increase in training and recruiting costs of $70,000
•	Increase in professional fees and preliminary site costs of $24,000
•	Net increases in all other expenses of $60,000

Total general and administrative costs will continue to increase as we build up our infrastructure to support the growth of both of our brands, however we anticipate over the long term they will decrease as a percentage of revenue as additional restaurants are developed.

Advertising Costs. Advertising costs for the two quarters ended March 26, 2019, decreased $22,000 to $1,175,000 (2.2% of total revenue) from $1,197,000 (2.6% of total revenue) for the two quarters ended March 27, 2018. The decline as a percentage of revenues is primarily due to the growth of the Bad Daddy’s segment, which has lower advertising costs as a percentage of revenue compared to the Good Times segment.

Bad Daddy’s advertising costs were $441,000 (1.1% of total revenue) in the two quarters ended March 26, 2019 compared to $341,000 (1.1% of total revenue) in the same prior year period. The $100,000 increase was primarily attributable to the nine new restaurants opened during the final three quarters of fiscal 2018 and first two fiscal quarters of 2019, as well as a media buy during the first quarter of fiscal 2019 in Colorado that was not covered by the ad fund contributions. The current and prior year quarters include advertising costs of $7,000 and $8,000, respectively, of costs associated with franchise advertising contributions.

Good Times advertising costs were $734,000 (5.3% of total revenue) in the two quarters ended March 26, 2019 compared to $856,000 (5.6% of total revenue) in the same prior year period. This $122,000 decline is due primarily to reduced contributions to the advertising fund due to the two restaurants that closed during fiscal 2018 and lower sales among existing company- and franchisee-owned restaurants. The current and prior year quarters include advertising costs of $135,000 and $167,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $23,000 and $21,000 for the two quarters ended March 26, 2019 and March 27, 2018, respectively. The costs are primarily related to the Good Times franchised restaurants.

Asset impairment costs. There were no asset impairment costs for the two quarters ended March 26, 2019 and asset impairment costs were $72,000 for the two quarters ended March 27, 2018. The costs are related to a Good Times restaurant that was closed and subleased in April 2018, as described in Note 9 to the financial statements.

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for the two quarters ended March 26, 2019 was $39,000 compared to a gain of $17,000 in the two quarters ended March 27, 2018. $17,000 of the gain in both the current and prior year periods is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants. The additional gain of $22,000 in the two quarters ended March 26, 2019 is related to insurance claim reimbursements where assets were destroyed.

Loss from Operations. The loss from operations was $563,000 in the two quarters ended March 26, 2019 compared to a loss from operations of $368,000 in the two quarters ended March 27, 2018.

The change in income from operations for the quarter and year-to-date was due primarily to matters discussed in the "Net Revenues”, "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs" sections above.

Net Loss. The net loss was $922,000 for the two quarters ended March 26, 2019 compared to a net loss of $542,000 in the two quarters ended March 27, 2018.

The change in net loss for the two quarters was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs", as well as an increase in net interest expense $185,000 for the two quarters ended March 27, 2018, compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants.

For the two quarters ended March 26, 2019, the income attributable to non-controlling interests was $579,000 compared to $472,000 for the two quarters ended March 27, 2018.

$484,000 of the current two quarter’s income is attributable to the BDI joint-venture restaurants, compared to $318,000 in the same prior year period. This $166,000 increase is due to an increase in joint venture store operating weeks due to two new joint venture restaurants opened during the final quarter of fiscal 2018, offset by the elimination of non-controlling interest beginning this fiscal quarter associated with the repurchase of interests associated with the three Raleigh area restaurants. $95,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $154,000 in the same prior year period. This decline is due to the reduction in profitability of the seven co-developed Good Times restaurants.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the fiscal second quarter and year-to-date periods:

	Quarter Ended		Year-to-Date
	March 26, 2019	March 27, 2018	March 26, 2019	March 27, 2018
Adjusted EBITDA:
Net loss, as reported	$(450)	$(431)	$(1,501)	$(1,014)
Depreciation and amortization	1,068	845	2,061	1,653
Interest expense, net	199	91	359	175
EBITDA	817	505	919	814
Preopening expense	193	491	799	976
Non-cash stock-based compensation	109	97	221	215
GAAP rent-cash cash difference	37	11	(6)	(16)
Gain on disposal of assets	(9)	(9)	(39)	(17)
Asset impairment charge	-	72	-	72
Adjusted EBITDA	$1,147	$1,167	$1,894	$2,044

Liquidity and Capital Resources

Cash and Working Capital

As of March 26, 2019, we had a working capital deficit of $1,943,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors. The working capital deficit may increase when new Bad Daddy’s and Good Times restaurants are opened. We believe that with our ability to access the Cadence Bank credit facility in addition to cash flow generated from our existing restaurants, that we will have sufficient capital to meet our working capital, long term debt obligations and capital expenditure needs in fiscal 2019. As of March 26, 2019, we had $732,000 of commitments outstanding related to construction contracts for one Bad Daddy’s restaurant currently under development and one Good Times restaurant undergoing an extensive remodel.

Financing

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the RGWP Repurchase, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of March 26, 2019, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.9907%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of March 26, 2019, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $232,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of March 26, 2019, the outstanding balance on borrowings against the facility was $12,300,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 26, 2019, the outstanding face value of such letters of credit was $157,500.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2019 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants, new Bad Daddy’s restaurants and reimage and remodel costs for Good Times restaurants.

Assets Held for Sale

None.

Cash Flows

Net cash provided by operating activities was $2,487,000 for the two quarters ended March 26, 2019. The net cash provided by operating activities for the two quarters ended March 26, 2019 was the result of a net loss of $922,000 as well as cash and non-cash reconciling items totaling $3,409,000 (these reconciling items are comprised of 1) depreciation and amortization of $2,248,000, 2) accretion of deferred rent of $273,000, 3) amortization of lease incentive obligations of $242,000, 4) stock-based compensation expense of $221,000, 5) a decrease in receivables and other assets of $1,138,000, 6) an increase in deferred liabilities related to tenant allowances of $368,000, 7) a decrease in accounts payable of $32,000, 8) an increase in prepaid expenses of $507,000 and 9) a net decrease in other operating assets and liabilities of $58,000).

Net cash provided by operating activities was $2,993,000 for the two quarters ended March 27, 2018. The net cash provided by operating activities for the two quarters ended March 28, 2017 was the result of a net loss of $542,000 as well as cash and non-cash reconciling items totaling $3,535,000 (comprised of 1) depreciation and amortization of $1,852,000, 2) accretion of deferred rent of $244,000, 3) amortization of lease incentive obligations of $201,000, 4) stock-based compensation expense of $215,000, 5) Non-cash asset impairment costs of $72,000, 6) an increase in receivables of $40,000, 7) an increase in deferred liabilities related to tenant allowances of $703,000, 8) a decrease in accounts payable of $98,000, 8) an increase in accrued liabilities of $794,000 and 9) a net decrease in other operating assets and liabilities of $59,000).

Net cash used in investing activities for the two quarters ended March 26, 2019 was $6,502,000 which primarily reflects the purchases of property and equipment of $3,793,000 and the purchase of non-controlling interests of $2,724,000. Purchases of property and equipment is comprised primarily of the following:

•	$2,910,000 in costs for the development of Bad Daddy’s locations

•	$208,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$458,000 for remodel and reimaging related to our Good Times restaurants

•	$172,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$45,000 for miscellaneous capital expenditures for our corporate office

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

Net cash provided by financing activities for the two quarters ended March 26, 2019 was $3,937,000, which includes principal payments on notes payable and long-term debt of $1,330,000, borrowings on notes payable and long-term debt of $6,150,000, proceeds from the exercise of stock options of $3,000 and distributions to non-controlling interests of $886,000.

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

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2018 were approximately 2.8%, and we raised menu prices approximately 1.9% during the first two quarters of fiscal 2019. The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2018 were approximately 3.8% on average. We raised menu prices during the first two quarters of fiscal 2019 approximately 0.9%. Commodity costs began to decline during the first half of fiscal 2018 and continued to decline into the first quarter of fiscal 2019. Commodity costs were relatively stable during the second quarter of fiscal 2019. When combined with anticipated menu price increases, we expect Good Times’ and Bad Daddy’s’ food and packaging costs to be relatively consistent or slightly elevated compared with the current quarter, as a percentage of sales during the remainder of fiscal 2019.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 26, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906
*10.1	Third Amendment to Credit Agreement, dated February 21, 2019, by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: May 10, 2019

Boyd E. Hoback President and Chief Executive Officer

Ryan M. Zink Chief Financial Officer

