Form 10-K/A
period 2018-09-25
Good Times Restaurants Inc.
filed 2019-07-31
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A Amendment No. 1

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-18590

(Exact name of registrant as specified in its charter)
Nevada	84-1133368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
141 Union Blvd., #400, Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (303) 384-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 par value	GTIM	NASDAQ Capital Market

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 12,541,082 common shares issued and outstanding as of July 31, 2019

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 25, 2018.

Explanatory Note

This Amendment No.1 amends the Annual Report on Form 10-K of Good Times Restaurants Inc. for the fiscal year ended September 25, 2018, originally filed with the Securities and Exchange Commission on December 14, 2018.

This Amendment No.1 is being filed, in response to SEC Comment Letter dated July 26, 2019, to replace Exhibit 32.1, which in the Original Form 10-K contained an inadvertent typographical error in the date in paragraph 1 of the Exhibit 32.1. No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

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

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description
2.1**	Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
3.1(P)	Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)
3.2(P)	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)
3.3	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
3.4	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)
3.5	Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)
3.6	Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)
3.7	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)
3.8	Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)
3.9	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)
3.10	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 6, 2013 (File No. 000-18590) and incorporated herein by reference)
3.11	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated May 2, 2014 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
3.12	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated December 18, 2014 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014 (File No. 000-18590) and incorporated herein by reference)
3.13	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated November 16, 2017 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed November 22, 2017 (File No. 000-18590) and incorporated herein by reference)
3.14	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated April 13, 2018 (previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
4.2	Form of 3.25% Promissory Note (previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)

10.1+	Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.2+	Employment Agreement dated as of October 1, 2007 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.3	First Amendment to Amended and Restated Credit Agreement and Waiver of Defaults dated December 27, 2011 among Good Times Restaurants Inc., Good times Drive Thru, Inc. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)
10.4	Second Amended and Restated Term Note dated December 27, 2011 by Good Times Restaurants Inc. and Good Times Drive Thru, Inc. to Wells Fargo Bank, N.A. (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)
10.5	Financial Advisory Services Agreement dated April 6, 2012 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 11, 2012 (File No. 000-18590) and incorporated herein by reference) and incorporated herein by reference)
10.6+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.7	Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)
10.8	Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)
10.9	Letter Agreement dated December 5, 2012 between Good Times Restaurants Inc. and GT Burgers of Colorado, Inc. (previously filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.10	Amendment to Financial Advisory Services Agreement dated March 25, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.11	Subscription Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.12	Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC dated April 9, 2013 (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.13	Management Services Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.14	License Agreement dated April 9, 2013 between Bad Daddy’s Franchise Development, LLC and BD of Colorado LLC (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.15	Term Sheet for Joint Venture Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s International, LLC (previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.16	Consent and Waiver of Small Island Investments Limited dated June 3, 2013 (previously filed as Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-1 filed June 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.17	Amendment to Financial Advisory Services Agreement dated September 27, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2013 (File No. 000-18590) and incorporated herein by reference)

10.18	Amendment to Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC, dated October 31, 2013 (previously filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed December 27, 2013 (File No. 000-18590) and incorporated herein by reference)
10.19+	Employment Agreement, effective December 1, 2013, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 10, 2014 (File No. 000-18590) and incorporated herein by reference)
10.20	Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.21	Registration Rights Agreement, dated May 2, 2014, among Good Times Restaurants Inc., Hoak Public Equities, L.P., and Rest Redux LLC (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.22	Agreement between Good Times Restaurants Inc. and Robert Stetson, effective May 2, 2014 (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.23	Development Line Loan and Security Agreement, dated July 30, 2014, between Good Times Drive Thru, Inc. and United Capital Business Lending, Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.24	Collateral Assignment of Franchise Agreements, Management Agreement, and Partnership Interests, dated July 30, 2014, between Good Times Drive Thru, Inc. and United Capital Business Lending, Inc. (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.25	Promissory Note (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.26	Guaranty Agreement (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.27+	Employment Agreement, effective March 31, 2015, by and between Good Times Restaurants Inc. and James Zielke (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 6, 2015 (File No. 000-18590) and incorporated herein by reference)
10.28	Transition Services Agreement, dated April 24, 2015, among Good Times Restaurants Inc. and FS Food Group, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
10.29	Pledge Agreement, dated May 7, 2015, between Bad Daddy’s International, LLC, Good Times Restaurants Inc. and Joseph F. Scibelli (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)
10.30+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.31+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and James K. Zielke (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.32+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Scott G. LeFever (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.33+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Susan M. Knutson (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.34	Cadence Bank Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.35	Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.36	Employment Agreement, effective August 1, 2017, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2017 (File No. 000-18590) and incorporated herein by reference)

10.37	Cadence Bank First Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 12, 2017 (File No. 000-18590) and incorporated herein by reference)
10.38	Agreement, dated March 12, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2018 (File No. 000-18590) and incorporated herein by reference)
10.39	Amendment to Agreement, dated April 13, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
10.40+	Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.41+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Annex B to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.42	Cadence Bank Second Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2018 (File No. 000-18590) and incorporated herein by reference)
21.1	Subsidiaries of the Company
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended September 25, 2018, were filed with the SEC on December 14, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the periods ended September 25, 2018 and September 26, 2017, (ii) the Consolidated Balance Sheets at September 25, 2018 and September 26, 2017, (iii) the Consolidated Statement of Stockholders’ Equity for the period from September 28, 2016 through September 25, 2018, (iv) the Consolidated Statements of Cash Flows for the periods ended September 25, 2018 and September 26, 2017, and (v) Notes to Consolidated Financial Statements.

*       Filed herewith

**	The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.

+       Indicates management compensatory plan, contract, or arrangement.

(P) Paper exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

July 31, 2019
/s/ Boyd E. Hoback
Boyd E. Hoback President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Boyd E. Hoback
Boyd E. Hoback, Director and President and Chief Executive Officer (Principal Executive Officer) July 31, 2019

/s/ Ryan M. Zink
Ryan M. Zink, Chief Financial Officer (Principal Financial and Accounting Officer) July 31, 2019

/s/ Geoffrey R. Bailey
Geoffrey R. Bailey, Chairman of the Board July 31, 2019

/s/ Charles Jobson
Charles Jobson, Director July 31, 2019

/s/ Jason S. Maceda
Jason S. Maceda, Director July 31, 2019

/s/ Robert J. Stetson
Robert J. Stetson, Director July 31, 2019

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

