Form 10-Q
period 2019-06-25
Good Times Restaurants Inc.
filed 2019-08-09
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes ☐	No ☒

As of August 9, 2019, there were 12,541,082 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	GTIM	Nasdaq Stock Exchange

Form 10-Q

Quarter Ended June 25, 2019

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 25, 2019	September 25, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,619	$3,477
Receivables, net of allowance for doubtful accounts of $0	353	1,735
Prepaid expenses and other	451	151
Inventories	1,124	1,004
Notes receivable	13	14
Total current assets	4,560	6,381

PROPERTY AND EQUIPMENT:
Land and building	4,787	5,002
Leasehold improvements	30,740	27,844
Fixtures and equipment	26,316	24,948
Total property and equipment	61,843	57,794
Less accumulated depreciation and amortization	(25,177)	(22,549)
Total net property and equipment	36,666	35,245

OTHER ASSETS:
Notes receivable, net of current portion	16	32
Deposits and other assets	204	207
Trademarks	3,900	3,900
Other intangibles, net	60	35
Goodwill	15,150	15,150
Total other assets	19,330	19,324

TOTAL ASSETS:	$60,556	$60,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$-	$17
Accounts payable	4,253	3,774
Deferred income	72	92
Other accrued liabilities	3,476	4,452
Total current liabilities	7,801	8,335

LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	11,150	7,472
Deferred and other liabilities	8,290	7,922
Total long-term liabilities	19,440	15,394

STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 06/25/19 and 09/25/18	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,522,778 and 12,481,162 shares issued and outstanding as of 06/25/19 and 09/25/18, respectively	13	12
Capital contributed in excess of par value	57,548	59,385
Accumulated deficit	(26,375)	(25,414)
Total Good Times Restaurants Inc. stockholders' equity	31,186	33,983

Non-controlling interests	2,129	3,238
Total stockholders’ equity	33,315	37,221

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,556	$60,950

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
NET REVENUES:
Restaurant sales	$29,180	$25,990	$81,281	$71,929
Franchise revenues	277	273	718	778
Total net revenues	29,457	26,263	81,999	72,707

RESTAURANT OPERATING COSTS:
Food and packaging costs	8,529	7,833	23,955	22,154
Payroll and other employee benefit costs	10,677	9,155	30,458	26,076
Restaurant occupancy costs	2,091	1,850	6,221	5,278
Other restaurant operating costs	2,989	2,373	8,401	6,626
Preopening costs	129	610	949	1,683
Depreciation and amortization	1,104	937	3,227	2,665
Total restaurant operating costs	25,519	22,758	73,211	64,482

General and administrative costs	2,144	2,069	6,398	5,884
Advertising costs	666	653	1,841	1,850
Franchise costs	8	11	31	32
Asset impairment costs	-	-	-	72
Loss (gain) on restaurant asset sale	44	(9)	5	(26)

INCOME (LOSS) FROM OPERATIONS:	1,076	781	513	413

Other Expenses:
Interest expense, net	(202)	(96)	(561)	(270)
Other expense	(1)	-	(1)	-
Total other expenses, net	(203)	(96)	(562)	(270)

NET INCOME (LOSS):	$873	$685	$(49)	$143
Income attributable to non-controlling interests	(333)	(381)	(912)	(853)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$540	$304	$(961)	$(710)

BASIC AND DILUTED LOSS PER SHARE:
Net income (loss) attributable to Common Shareholders	$.04	$.02	$(.08)	$(.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,522,778	12,468,326	12,516,822	12,460,467
Diluted	12,723,323	12,665,172	12,516,822	12,460,467

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date June 25, 2019
(In thousands, except share and per share data)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 26, 2018	-	$-	12,481,162	$12	$59,385	$3,238	$(25,414)	$37,221

Stock-based compensation cost					112			112
Restricted stock unit vesting			40,949	1				1
Stock option exercise			667		3			3
Income attributable to non-controlling interests						309		309
Distributions to unrelated limited partners						(478)		(478)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	0	0	0	0	0	0	(1,051)	(1,051)

BALANCES, December 25, 2018	-	$-	12,522,778	$13	$59,500	$3,069	$(26,465)	$36,117

Stock-based compensation cost					109			109
Income attributable to non-controlling interests						270		270
Distributions to unrelated limited partners						(408)		(408)
Purchase of non-controlling interest					(2,171)	(788)		(2,959)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	0	0	0	0	0	0	(450)	(450)

BALANCES, March 26, 2019	-	$-	12,522,778	$13	$57,438	$2,143	$(26,915)	$32,679

Stock-based compensation cost					110			110
Income attributable to non-controlling interests						333		333
Distributions to unrelated limited partners						(367)		(367)
Contributions from unrelated limited partners						20		20
Net income attributable to Good Times Restaurants Inc and comprehensive income	0	0	0	0	0	0	540	540

BALANCES, June 25, 2019	-	$-	12,522,778	$13	$57,548	$2,129	$(26,375)	$33,315

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date June 26, 2018
(In thousands, except share and per share data)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 27, 2017	-	$-	12,427,280	$12	$58,939	$2,713	$(24,380)	$37,284

Stock-based compensation cost					118			118
Restricted stock unit vesting			41,046					-
Income attributable to non-controlling interests						173		173
Distributions to unrelated limited partners						(256)		(256)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	0	0	0	0	0	0	(583)	(583)

BALANCES, December 26, 2017	-	$-	12,468,326	$12	$59,057	$2,630	$(24,963)	$36,736

Stock-based compensation cost					97			97
Income attributable to non-controlling interests						299		299
Distributions to unrelated limited partners						(242)		(242)
Contributions from unrelated limited partners						17		17
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	0	0	0	0	0	0	(431)	(431)

BALANCES, March 27, 2018	-	$-	12,468,326	$12	$59,154	$2,704	$(25,394)	$36,476

Stock-based compensation cost					88			88
Income attributable to non-controlling interests						381		381
Distributions to unrelated limited partners						(492)		(492)
Contributions from unrelated limited partners						561		561
Net income attributable to Good Times Restaurants Inc and comprehensive loss	0	0	0	0	0	0	304	304

BALANCES, June 26, 2018	-	$-	12,468,326	$12	$59,242	$3,154	$(25,090)	$37,318

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Year-to-Date
	June 25, 2019	June 26, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(49)	$143

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,417	2,849
Accretion of deferred rent	429	414
Amortization of lease incentive obligation	(374)	(313)
Asset impairment costs	-	72
Stock-based compensation expense	331	303
Recognition of deferred gain on sale of restaurant building	(27)	(26)
Loss on disposal of restaurant assets	58	-
Changes in operating assets and liabilities:
Change in:
Receivables and other	1,381	(128)
Inventories	(120)	(59)
Deposits and other	(356)	(59)
Change in:
Accounts payable	367	194
Deferred liabilities	368	1,258
Accrued and other liabilities	(1,023)	(21)
Net cash provided by operating activities	4,402	4,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(4,716)	(6,560)
Payments for the purchase of non-controlling interests	(3,009)	-
Proceeds from sale leaseback transaction	-	1,397
Proceeds from sale of fixed assets	8	-
Payments received from franchisees and others	17	10
Net cash used in investing activities	(7,700)	(5,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	6,150	1,400
Principal payments on notes payable and long-term debt	(2,480)	(1,613)
Proceeds from stock option exercise	3	-
Net distributions paid to non-controlling interests	(1,233)	(412)
Net cash provided by (used in) financing activities	2,440	(625)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(858)	(1,151)

CASH AND CASH EQUIVALENTS, beginning of period	3,477	4,337

CASH AND CASH EQUIVALENTS, end of period	$2,619	$3,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$496	$276
Change in accounts payable attributable to the purchase of property and equipment	$112	$942

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

BD of Colo was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of June 25, 2019, operates twenty-eight company-owned and five joint venture full-service upscale casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of June 25, 2019, operates nineteen Company-owned and seven joint venture drive-thru fast food hamburger restaurants in Colorado under the name Good Times Burgers & Frozen Custard. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 25, 2019 and the results of its operations and its cash flows for the three fiscal quarters ended June 25, 2019 and June 26, 2018. Operating results for the three fiscal quarters ended June 25, 2019 are not necessarily indicative of the results that may be expected for the year ending September 24, 2019. The condensed consolidated balance sheet as of September 25, 2018 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 25, 2018.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Neither 2018 or 2019 had a quarter with 14 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $240,000 and $263,000 for the first three quarters of 2019 and 2018, respectively.

Note 2.	Revenue

In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers (“Topic 606), which was subsequently amended by several Accounting Standards Updates. These new or updated standards expanded the disclosure requirements related to revenue and revenue recognition. The Company adopted Topic 606 in the first quarter of its 2019 fiscal year and applied the guidance retrospectively to the prior periods presented. Topic 606 primarily impacts the accounting presentation of the Company’s advertising contribution funds. Because advertising expenses are incurred within the respective year in which contributions are recorded, there was no change to the consolidated balance sheet, however for the first three fiscal quarters of 2018 franchise revenues and advertising costs are each $263,000 greater than originally presented, and for the first three fiscal quarters of 2019 franchise revenues and advertising costs are each $240,000 greater than would have been reflected under the former presentation.

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

Note 3.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 25, 2019 and September 25, 2018:

	June 25, 2019			September 25, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Franchise rights	116	(98)	18	116	(81)	35
Non-compete agreements	65	(23)	42	15	(15)	-
	$181	$(121)	$60	$131	$(96)	$35
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$4,081	$(121)	$3,960	$4,031	$(96)	$3,935

Goodwill	$15,150	$-	$15,150	$15,150	$-	$15,150

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

In February 2019 the Company acquired all of the membership interests of three joint venture entities to which the Company was already a party to and the transaction resulted in an increase to non-compete agreements of $50,000, see Note 11.

There were no impairments to intangible assets during the three quarters ended June 25, 2019 and June 26, 2018. The aggregate amortization expense related to these intangible assets subject to amortization was approximately $25,000 for the three quarters ended June 25, 2019.

The estimated aggregate future amortization expense as of June 25, 2019 is as follows:

Remainder of 2019	$9
2020	28
2021	17
2022	6
$60

Note 4.	Common Stock

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

Our net loss for the three quarters ended June 25, 2019 and June 26, 2018 includes $331,000 and $303,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the three quarters ended June 25, 2019. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the three quarters ended June 25, 2019, the Company granted a total of 99,832 incentive stock options, from available shares under its 2018 Plan, with exercise prices between $4.66 and $5.00 and per-share weighted average fair values between $2.68 and $3.16.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Year-to-Date
	June 25, 2019 Incentive and Non-Qualified Stock Options	June 26, 2018 Incentive and Non-Qualified Stock Options
Expected term (years)	7.5	7.5
Expected volatility	70.65% to 70.80%	75.33 % to 75.67%
Risk-free interest rate	3.01% to 3.10%	2.17% to 2.35%
Expected dividends	-	-

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

The following table summarizes stock option activity for the three quarters ended June 25, 2019 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)
Outstanding-at beginning of year	634,647	$3.36
Options granted	99,832	$4.76
Options exercised	(667)	$4.41
Forfeited	(10,881)	$3.87
Expired	(17,203)	$4.41
Outstanding June 25, 2019	705,728	$3.52	6.3
Exercisable June 25, 2019	436,967	$3.23	4.9

As of June 25, 2019, the aggregate intrinsic value of the outstanding and exercisable options was approximately $17,000 and $17,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of June 25, 2019, the total remaining unrecognized compensation cost related to non-vested stock options was $570,000 and is expected to be recognized over a weighted average period of approximately 2.3 years.

There were 667 stock options exercised during the three quarters ended June 25, 2019 with proceeds of approximately $3,000. There were no stock options exercised during the three quarters ended June 26, 2018.

Restricted Stock Units

During the three quarters ended June 25, 2019, the Company granted a total of 79,988 restricted stock units from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $3.95 which is equal to the closing price of the stock on the date of the grant. The restricted stock units vest over three years following the grant date.

During the three quarters ended June 26, 2018, the Company granted a total of 37,037 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $2.70 which is equal to the closing price of the stock on the date of the grant. The restricted stock grant vests over three years following the grant date.

A summary of the status of non-vested restricted stock as of June 25, 2019 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beginning of year	149,614	$2.70 to $4.18
Granted	79,988	$3.95
Vested	(44,158)	$2.70 to $4.18
Non-vested shares at June 25, 2019	185,444	$2.70 to $4.18

As of June 25, 2019, there was approximately $452,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.4 years.

Note 6.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the RGWP Repurchase (see note 11), to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of June 25, 2019, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.9228%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of June 25, 2019, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $232,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of June 25, 2019, the outstanding balance on borrowings against the facility was $11,150,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of June 25, 2019, the outstanding face value of such letters of credit was $157,500.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	June 25, 2019	June 26, 2018	June 26, 2019	June 26, 2018

Weighted-average shares outstanding-basic	12,522,778	12,468,326	12,516,822	12,460,467
Effect of potentially dilutive securities:
Stock options	15,101	102,506	0	0
Restricted stock units	185,444	94,340	0	0
Weighted-average shares outstanding-diluted	12,723,323	12,665,172	12,516,822	12,460,467
Excluded from diluted weighted-average shares outstanding:
Antidilutive	654,468	272,348	891,172	747,796

Note 8.	Contingent Liabilities and Liquidity

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

On January 30, 2018 the Company closed one Good Times restaurant in Aurora, Colorado. A non-cash impairment charge of $219,000 related to this restaurant was previously taken in the fiscal year ended September 26, 2017 and no additional loss from disposal of assets has been subsequently recognized in the current year, nor is any additional loss expected. We recorded accretion expense recognized as non-cash rent of approximately $48,000 in the fiscal year ended September 25, 2018, and approximately $73,000 in the three quarters ended June 25, 2019, reflecting the expected fair value of future lease costs, net of sublease income, associated with the closing of this restaurant. Subsequent to the end of the fiscal third quarter of 2019, the Company entered into a sublease agreement whereby the Company, upon lease commencement subject to due diligence provisions, will receive sublease income substantially equal to its cash lease costs associated with this location.

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

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of June 25, 2019 and June 26, 2018.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of June 25, 2019, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $15,054,000 of goodwill attributable to its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized as of June 25, 2019 and June 26, 2018.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the three quarters ended June 25, 2019 and June 26, 2018. These losses resulted in an increase in the related deferred tax assets; however, valuation allowances were provided which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the three quarters ended June 25, 2019 and June 26, 2018 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2016 through 2018. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 25, 2019.

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

On February 6, 2019, the Company concurrently entered into and closed on a Membership Interest Purchase Agreement with RGWP, LLC (the “RGWP Repurchase”), pursuant to which the Company agreed to acquire all of the remaining membership interests of three entities to which the Company is already a party to and already owned a controlling interest: Bad Daddy’s Burger Bar of Seaboard LLC, Bad Daddy’s Burger Bar of Cary, LLC, and BDBB of Olive Park NC, LLC. The purchase price was approximately $3.0 million. These entities own and operate three Bad Daddy’s Burger Bar restaurants in the greater Raleigh, NC market. The purchase agreement contains various representations, warranties, and covenants of the Seller that are customary in transactions of this nature.

The RGWP Repurchase resulted in a $788,000 reduction in non-controlling interests, an increase to non-compete agreements of $50,000 and a $2,171,000 reduction in additional paid in capital.

The following table summarizes the activity in non-controlling interests during the quarter ended June 25, 2019:

	Bad Daddy’s	Good Times	Total
Balance at September 25, 2018	$2,861	$377	$3,238
Income attributable to non-controlling interests	671	241	912
Net distributions to unrelated limited partners	(953)	(280)	(1,233)
Purchase of non-controlling interest	(788)	-	(788)
Balance at June 25, 2019	$1,791	$338	$2,129

Our remaining non-controlling interests consist of one joint venture partnership involving seven Good Times restaurants and five joint venture partnerships involving five Bad Daddy’s restaurants.

Note 12.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update was issued to replace the current revenue recognition guidance, creating a more comprehensive five-step model. In March 2016, the FASB issued No. ASU 2016-04, “Liabilities – Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” This pronouncement provides guidance for the derecognition of prepaid stored-value product liabilities, consistent with the breakage guidance in Topic 606. These amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted these ASUs effective as of September 26, 2018. The adoption of these new standards did not have a material impact to our revenue recognition related to Company-owned restaurant sales, recognition of royalty fees from our franchise agreement, or impact from recognition of gift card breakage. As discussed in Note 2 and further described below, the adoption of this standard did have an impact on the presentation of advertising fund contributions from our franchises. Prior to the adoption of these new standards, we accounted for advertising expenses net of advertising contributions from our franchisees. Subsequently, as described in Notes 1 and 2, we now account for franchisee advertising contributions as a component of franchise revenue. Because advertising expenses are incurred within the respective year in which contributions are recorded, there was no change to the consolidated balance sheet, however for the first three fiscal quarters of 2018 franchise revenues and advertising costs are each $263,000 greater than originally presented, and for the first three fiscal quarters of 2019 franchise revenues and advertising costs are each $240,000 greater than would have been reflected under the former presentation.

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

All of our Good Times Burgers and Frozen Custard restaurants (Good Times) compete in the quick-service industry segment while our Bad Daddy’s Burger Bar restaurants (Bad Daddy’s) compete in the full-service industry segment. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods:

	Quarter Ended		Year-to-Date
	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Revenues
Bad Daddy’s	$21,181	$17,862	$59,996	$48,985
Good Times	8,276	8,401	22,003	23,722
	$29,457	$26,263	$81,999	$72,707
Income (loss) from operations
Bad Daddy’s	$494	$430	$300	$438
Good Times	650	423	505	265
Corporate	(68)	(72)	(292)	(290)
	$1,076	$781	$513	$413
Capital expenditures
Bad Daddy’s	$609	$2,270	$3,727	$6,259
Good Times	301	113	930	290
Corporate	13	8	59	11
	$923	$2,391	$4,716	$6,560

	June 25, 2019	September 25, 2018
Property and equipment, net
Bad Daddy’s	$30,829	$29,642
Good Times	5,594	5,234
Corporate	243	369
	$36,666	$35,245

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview.

Good Times Restaurant Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and franchises/licenses full-service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (Bad Daddy’s) and operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (Good Times).

We are focused on developing the Bad Daddy’s concept with company-owned restaurants in major markets of the U.S., while continuing to improve the profitability of Good Times, redeploying profits generated from Good Times into the Bad Daddy’s concept.

Growth Strategies and Outlook.

We believe there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets for the key elements of our growth strategy:

•	Pursue disciplined unit growth of company-operated Bad Daddy’s restaurants
•	Generate consistently positive same-store sales in both brands by delivering food and service that are differentiated in each of their respective competitive segments
•	Optimize the value captured from our Good Times restaurants to reinvest in Bad Daddy’s development

Restaurant locations.

As of June 25, 2019, we operated, franchised or licensed a total of thirty-five Bad Daddy’s restaurants and thirty-four Good Times restaurants. The following table presents the number of restaurants operating at the end of the first three fiscal quarters of 2019 and 2018.

Company-Owned/Co-Developed/Joint Venture:

State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2019	2018	2019	2018	2019	2018
Colorado	26	26	12	12	38	38
Georgia	0	0	4	2	4	2
Oklahoma	0	0	1	1	1	1
North Carolina	0	0	14	11	14	11
South Carolina	0	0	1	0	1	0
Tennessee	0	0	1	1	1	1
Total:	26	26	33	27	59	53

Franchise/License:

State	Good Times Burgers & Frozen Custard		Bad Daddy's Burger Bar		Total
	2019	2018	2019	2018	2019	2018
Colorado	6	8	0	0	6	8
North Carolina	0	0	1	1	1	1
South Carolina	0	0	1	1	1	1
Wyoming	2	2	0	0	2	2
Total:	8	10	2	2	10	12

Results of Operations

Fiscal quarter ended June 25, 2019 compared to fiscal quarter ended June 26, 2018:

Net Revenues. Net revenues for the quarter ended June 25, 2019 increased $3,194,000 or 12.2% to $29,457,000 from $26,263,000 for the quarter ended June 26, 2018. Bad Daddy’s concept revenues increased $3,319,000 while our Good Times concept revenues decreased $125,000.

Bad Daddy’s restaurant sales increased $3,315,000 to $21,080,000 for the quarter ended June 25, 2019 from $17,765,000 for the quarter ended June 26, 2018, primarily attributable to the six new restaurants opened subsequent to the third fiscal quarter of 2018. Bad Daddy’s same store restaurant sales decreased 0.7% during the quarter ended June 25, 2019 compared to the same prior-year quarter. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. Comparable sales are calculated excluding weeks during which restaurants are closed for major remodels. The average menu price increase for the quarter ended June 25, 2019 over the same prior-year quarter was approximately 1.4%. There were twenty-four restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues increased by $4,000 due to higher franchise revenues compared to the same prior-year quarter. The current and prior year quarters include franchise advertising contributions of $4,000.

Good Times restaurant sales decreased $125,000 to $8,100,000 for the quarter ended June 25, 2019 from $8,225,000 for the quarter ended June 26, 2018. Good Times same store restaurant sales increased 2.8% during the quarter ended June 25, 2019 compared to the same prior-year quarter. To align Good Times’ same store sales calculations with same store sales calculations for Bad Daddy’s, beginning in fiscal 2018 Good Times restaurants are included in the same store sales calculation after they have been open a full eighteen months. The same store sales increase was offset by a decrease in restaurant sales of $344,000 due to one restaurant that closed in April of 2018 and one that was closed for most of the current fiscal quarter for a remodel. The average menu price increase for the quarter ended June 25, 2019 over the same prior-year quarter was approximately 3.9%. Total franchise revenues were unchanged for the quarter ended June 25, 2019 at $176,000, compared to the same prior year quarter. The current and prior year quarters include franchise advertising contributions of $93,000 and $84,000, respectively.

Food and Packaging Costs. Food and packaging costs for the quarter ended June 25, 2019 increased $696,000 to $8,529,000 (29.2% of restaurant sales) from $7,833,000 (30.1% of restaurant sales) for the quarter ended June 26, 2018.

Bad Daddy’s food and packaging costs were $6,063,000 (28.8% of restaurant sales) for the quarter ended June 25, 2019, up from $5,179,000 (29.2% of restaurant sales) for the quarter ended June 26, 2018. This increase is primarily due to a greater number of operating restaurants during the current quarter versus the same quarter in the prior year. The decline as a percent of sales is primarily due to a combination of higher menu prices, combined with lower costs of proteins, primarily beef.

Good Times food and packaging costs were $2,466,000 (30.4% of restaurant sales) for the quarter ended June 25, 2019, down from $2,654,000 (32.3% of restaurant sales) for the quarter ended June 26, 2018. The decrease as a percent of sales is due primarily to increased menu prices, coupled with reduced beef prices, and targeted product changes.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended June 25, 2019 increased $1,522,000 to $10,677,000 (36.6% of restaurant sales) from $9,155,000 (35.2% of restaurant sales) for the quarter ended June 26, 2018.

Bad Daddy’s payroll and other employee benefit costs were $7,851,000 (37.2% of restaurant sales) for the quarter ended June 25, 2019 up from $6,439,000 (36.2% of restaurant sales) in the same prior year period. The $1,412,000 increase was primarily attributable to the eight new restaurants opened in the last three quarters of fiscal 2018 and two new restaurants opened in the first three quarters of fiscal 2019. As a percent of sales, payroll and employee benefits costs increased by 1.0%, the result of increased wages for back of house staff in all states due to a competitive market for workers and statutory wage increases for front-of-house employees in Colorado, which in total exceeded the impact of our year-over-year menu price increases.

Good Times payroll and other employee benefit costs were $2,826,000 (34.9% of restaurant sales) in the quarter ended June 25, 2019, up from $2,716,000 (33.0% of restaurant sales) in the same prior year period. Payroll and other employee benefit costs increased $187,000 for the restaurants that were open in both quarters in 2018 and 2019. The increase was due to higher average weekly sales and a higher average wage paid to our employees. The average wage increased approximately 10.8% in the quarter ended June 25, 2019 compared to the same prior year period attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate. The increase was offset by a decrease in payroll and other employee benefit costs of $77,000 from the same prior-year quarter due to one store that closed in April of 2018 and one store that was closed for most of the current fiscal quarter for a remodel.

Occupancy Costs. Occupancy costs for the quarter ended June 25, 2019 increased $241,000 to $2,091,000 (7.2% of restaurant sales) from $1,850,000 (7.2% of restaurant sales) for the quarter ended June 26, 2018.

Bad Daddy’s occupancy costs were $1,391,000 (6.6% of restaurant sales) for the quarter ended June 25, 2019 up from $1,156,000 (6.5% of restaurant sales) in the same prior year period. The $235,000 increase was primarily attributable to the six new restaurants opened subsequent to the end of the third quarter of 2018.

Good Times occupancy costs were $700,000 (8.6% of restaurant sales) in the quarter ended June 25, 2019, up from $694,000 (8.4% of restaurant sales) in the same prior year period. The $6,000 increase was primarily attributable to an increase in property taxes and common area costs compared to the same prior year period.

Other Operating Costs. Other operating costs for the quarter ended June 25, 2019, increased $616,000 to $2,989,000 (10.2% of restaurant sales) from $2,373,000 (9.1% of restaurant sales) for the quarter ended June 26, 2018.

Bad Daddy’s other operating costs were $2,339,000 (11.1% of restaurant sales) for the quarter ended June 25, 2019 up from $1,725,000 (9.7% of restaurant sales) in the same prior year period. The $614,000 increase was primarily attributable to the eight new restaurants opened in the last two quarters of fiscal 2018 and two new restaurants opened in the first two quarters of fiscal 2019. The percentage increase was primarily attributable to higher costs of general restaurant supplies and approximately $183,000 of increased commissions paid to delivery service providers in the current quarter which were not incurred in the prior year quarter.

Good Times other operating costs were $650,000 (8.0% of restaurant sales) in the quarter ended June 25, 2019, up from $648,000 (7.9% of restaurant sales) in the same prior year period. The percentage increase was primarily attributable to higher costs of general restaurant supplies and approximately $25,000 of commissions paid to delivery service providers in the current quarter which were not incurred in the prior year quarter. The increase in commissions in the current quarter was offset by a $19,000 decrease in costs due to one restaurant that closed in April 2018 and one that was closed for most of the current fiscal quarter for a remodel.

New Store Preopening Costs. In the quarter ended June 25, 2019, we incurred $129,000 of preopening costs compared to $610,000 for the quarter ended June 26, 2018. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are primarily attributable to two restaurants that will open in August and September of 2019. In the prior-year period, pre-opening costs are related to the one Bad Daddy’s restaurant opened during the second fiscal quarter of 2018 and four that opened during the third and fourth quarters of fiscal 2018.

Preopening costs typically occur over a period of approximately five months, although the exact timing varies by location. We typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended June 25, 2019, increased $167,000 to $1,104,000 from $937,000 in the quarter ended June 26, 2018.

Bad Daddy’s depreciation and amortization costs were $863,000 for the quarter ended June 25, 2019 up from $698,000 in the same prior year period. This increase was mainly attributable to the six new restaurants opened subsequent to the third quarter of fiscal 2018.

Good Times depreciation and amortization costs were $241,000 for the quarter ended June 25, 2019 up from $239,000 in the same prior year period.

General and Administrative Costs. General and administrative costs for the quarter ended June 25, 2019, increased $75,000 to $2,144,000 (7.3% of total revenue) from $2,069,000 (7.8% of total revenues) for the quarter ended June 26, 2018.

The $75,000 increase in general and administrative expenses in the quarter ended June 25, 2019 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs associated with manager training of $30,000
•	Decrease in shared services salaries, wages, and employee benefit costs of $9,000
•	Increase in stock compensation expense of $21,000
•	Increase in costs associated with district management of $75,000, primarily related to additional district management for our east coast Bad Daddy’s markets, partially offset by reductions in the Colorado market costs for both Bad Daddy’s and Good Times
•	Increase in training and recruiting costs of $15,000
•	Decrease in professional fees, director’s fees and financial relations of $121,000 primarily attributable to costs in the prior year quarter for legal expenses related to the Company’s response to SEC filings by shareholders affiliated with two former directors, payments to departing directors pursuant to a settlement agreement with shareholders affiliated with two directors, and professional services associated with a one-time option exchange and the establishment of a new equity compensation plan to replace the former plan which had expired
•	Increase in preliminary site costs of $26,000
•	Net increases in all other expenses of $38,000

We expect total general and administrative costs will increase in support of additional Bad Daddy’s restaurants, particularly related to district management and manager training expenses, however we anticipate such costs will decrease as a percentage of revenue.

Advertising Costs. Advertising costs for the quarter ended June 25, 2019, increased $13,000 to $666,000 (2.3% of total revenue) from $653,000 (2.5% of total revenue) for the quarter ended June 26, 2018. The decline as a percentage of revenues is primarily due to the growth of the Bad Daddy’s segment, which has lower advertising costs as a percentage of revenue compared to the Good Times segment.

Bad Daddy’s advertising costs were $212,000 (1.0% of total revenue) in the quarter ended June 25, 2019 compared to $197,000 (1.1% of total revenue) in the same prior year period. The $15,000 increase was primarily attributable to the six new restaurants opened subsequent to the end of the third quarter of 2018, partially offset by a reduction in local store marketing. The current and prior year quarters include advertising costs of $4,000 of costs associated with franchise advertising contributions.

Good Times advertising costs were $454,000 (5.5% of total revenue) in the quarter ended June 25, 2019 compared to $456,000 (5.6% of total revenue) in the same prior year period. This $2,000 decline is due primarily to reduced contributions to the advertising fund due to the restaurant that closed in April 2018 and the restaurant that was closed for most of the current quarter for a remodel. The current and prior year quarters include advertising costs of $93,000 and $84,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $8,000 and $11,000 for the quarters ended June 25, 2019 and June 26, 2018, respectively. The costs are primarily related to the Good Times franchised restaurants.

Loss (gain) on Restaurant Asset Disposals. The loss on restaurant asset disposals for the quarter ended June 25, 2019 was $44,000 compared to a gain of $9,000 for the quarter ended June 26, 2018. The loss in the current quarter is primarily associated with the write down of assets no longer in use, offset by deferred gains on previous sale lease-back transactions on two Good Times restaurants. The gain in the prior period is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Income from Operations. Income from operations was $1,076,000 in the quarter ended June 25, 2019 compared to income from operations of $781,000 in the quarter ended June 26, 2018.

The change in income from operations for the quarter was due primarily to matters discussed in the "Net Revenues”, "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs" sections above.

Net Income. Net income was $873,000 for the quarter ended June 25, 2019 compared to net income of $685,000 in the quarter ended June 26, 2018.

The change in net income for the quarter was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs", as well as an increase in net interest expense of $106,000 for the current quarter, compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants.

For the quarter ended June 25, 2019, the income attributable to non-controlling interests was $333,000 compared to $381,000 for the quarter ended June 26, 2018.

Current quarter income of $186,000 is attributable to non-controlling partners in the BDI joint-venture restaurants, compared to $238,000 in the same prior year period. This decrease is due to the elimination of non-controlling interest beginning in the second fiscal quarter associated with the repurchase of interests in the three Raleigh area restaurants offset by an increase in joint venture store operating weeks due to two new joint venture restaurants opened during the final quarter of fiscal 2018. Current quarter income of $147,000 is attributable to non-controlling partners in the Good Times joint-venture restaurants, compared to $143,000 in the same prior year period.

Fiscal three quarters ended June 25, 2019 compared to fiscal three quarters ended June 26, 2018:

Net Revenues. Net revenues for the three quarters ended June 25, 2019 increased $9,292,000 or 12.8% to $81,999,000 from $72,707,000 for the quarter ended June 26, 2018. Bad Daddy’s concept revenues increased $11,011,000 while our Good Times concept revenues decreased $1,719,000.

Bad Daddy’s restaurant sales increased $11,008,000 to $59,714,000 for the three quarters ended June 25, 2019 from $48,706,000 for the three quarters ended June 26, 2018, primarily attributable to the nine new restaurants opened in fiscal 2018 and two new restaurant opened in the three quarters ended June 25, 2019. Bad Daddy’s same store restaurant sales increased 0.2% during the three quarters ended June 25, 2019 compared to the same prior-year period. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. Comparable sales are calculated excluding weeks during which restaurants are closed for major remodels. The average menu price increase for the three quarters ended June 25, 2019 over the same prior-year period was approximately 2.2%. There were twenty-four restaurants included in the same store sales base at the end of the quarter. Franchise revenues increased $3,000 for the three quarters ended June 25, 2019 compared to the same prior-year period. The current and prior year periods include franchise advertising contributions of $11,000 and $12,000, respectively.

Good Times restaurant sales decreased $1,656,000 to $21,567,000 for the three quarters ended June 25, 2019 from $23,223,000 for the three quarters ended June 26, 2018. Good Times same store restaurant sales decreased 3.1% during the three quarters ended June 25, 2019 compared to the same prior-year period. Good Times sales were negatively affected in the first two fiscal quarters of 2019 by abnormally cold and wet weather in Colorado. To align Good Times’ same store sales calculations with same store sales calculations for Bad Daddy’s, beginning in fiscal 2018 Good Times restaurants are included in the same store sales calculation after they have been open a full eighteen months. Restaurant sales decreased $636,000 due to two restaurants that were closed in January and April of 2018, restaurant sales also decreased $287,000 due to one restaurant that was closed for most of the third fiscal quarter for a remodel. The average menu price increase for the three quarters ended June 25, 2019 over the same prior-year period was approximately 3.5%. Franchise revenues decreased $41,000 for the three quarters ended June 25, 2019, compared to the same prior year period, primarily due to one franchise location that closed in September 2018 and one location that was temporarily closed due to a fire that occurred in April 2018, the restaurant subsequently reopened in March 2019. The current and prior year quarters include franchise advertising contributions of $228,000 and $251,000, respectively.

Food and Packaging Costs. Food and packaging costs for the three quarters ended June 25, 2019 increased $1,801,000 to $23,955,000 (29.5% of restaurant sales) from $22,154,000 (30.8% of restaurant sales) for the three quarters ended June 26, 2018. This increase is primarily due to a greater number of operating restaurants during the current period versus the same period in the prior year.

Bad Daddy’s food and packaging costs were $17,136,000 (28.7% of restaurant sales) for the three quarters ended June 25, 2019, up from $14,539,000 (29.9% of restaurant sales) for the three quarters ended June 26, 2018. This increase is primarily due to a greater number of operating restaurants during the current period versus the same period in the prior year. The decline as a percent of sales is primarily due to a combination of higher menu prices, combined with lower costs of proteins, primarily beef.

Good Times food and packaging costs were $6,819,000 (31.6% of restaurant sales) for the three quarters ended June 25, 2019, down from $7,615,000 (32.8% of restaurant sales) for the three quarters ended June 26, 2018. In addition to the factors affecting the quarter ending June 25, 2019, current year food and packaging costs at Good Times were favorably affected by the increased discounting of kid’s meals that was in place during the first quarter of fiscal 2018.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the three quarters ended June 25, 2019 increased $4,382,000 to $30,458,000 (37.5% of restaurant sales) from $26,076,000 (36.3% of restaurant sales) for the three quarters ended June 26, 2018.

Bad Daddy’s payroll and other employee benefit costs were $22,502,000 (37.7% of restaurant sales) for the three quarters ended June 25, 2019 up from $18,002,000 (37.0% of restaurant sales) in the same prior year period. The $4,500,000 increase was primarily attributable to the nine new restaurants opened during fiscal 2018 and two new restaurants opened during the three quarters ended June 25, 2019. As a percent of sales, payroll and employee benefits costs increased by 0.7%, the result of increased wages for back of house staff in all states due to a competitive market for workers and statutory wage increases for front-of-house employees in Colorado, which in total exceeded the impact of our year-over-year menu price increases.

Good Times payroll and other employee benefit costs were $7,956,000 (36.9% of restaurant sales) in the three quarters ended June 25, 2019, down from $8,074,000 (34.8% of restaurant sales) in the same prior year period. Payroll and other employee benefit costs decreased $335,000 from the same prior-year quarters due two stores that were closed in January and April of 2018 and one store that was closed for most of the third fiscal quarter for a remodel. The decrease was offset by an increase in payroll and other employee benefit costs of $217,000 primarily due to the average wage paid to our employees. The average wage increased approximately 10.5% in the three quarters ended June 25, 2019 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Occupancy Costs. Occupancy costs for the three quarters ended June 25, 2019 increased $943,000 to $6,221,000 (7.7% of restaurant sales) from $5,278,000 (7.3% of restaurant sales) for the three quarters ended June 26, 2018.

Bad Daddy’s occupancy costs were $4,022,000 (6.7% of restaurant sales) for the three quarters ended June 25, 2019 up from $3,114,000 (6.4% of restaurant sales) in the same prior year period. The $908,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and two new restaurants opened in the three quarters ended June 25, 2019.

Good Times occupancy costs were $2,199,000 (10.2% of restaurant sales) in the three quarters ended June 25, 2019, up from $2,164,000 (9.3% of restaurant sales) in the same prior year period. The $35,000 increase was primarily attributable to an increase in property taxes and common area costs compared to the same prior year period, and the increase as a percentage of sales is due to the deleveraging impact of lower average unit volumes.

Other Operating Costs. Other operating costs for the three quarters ended June 25, 2019, increased $1,775,000 to $8,401,000 (10.3% of restaurant sales) from $6,626,000 (9.2% of restaurant sales) for the three quarters ended June 26, 2018.

Bad Daddy’s other operating costs were $6,560,000 (11.0% of restaurant sales) for the three quarters ended June 25, 2019 up from $4,735,000 (9.7% of restaurant sales) in the same prior year period. The $1,825,000 increase was primarily attributable to the nine new restaurants opened in fiscal 2018 and two new restaurants opened in the three quarters ended June 25, 2019. The percentage increase was primarily attributable to higher costs of general restaurant supplies and approximately $484,000 of increased commissions paid to delivery service providers in the current year which were not incurred in the prior year.

Good Times other operating costs were $1,841,000 (8.5% of restaurant sales) in the three quarters ended June 25, 2019, down from $1,891,000 (8.2% of restaurant sales) in the same prior year period. The decrease was primarily attributable to the two restaurants that closed in 2018. The increase as a percentage of sales is due to the deleveraging impact of lower average unit volumes.

New Store Preopening Costs. In the three quarters ended June 25, 2019, we incurred $949,000 of preopening costs compared to $1,683,000 for the three quarters ended June 26, 2018. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the three quarters ended June 25, 2019 are primarily attributable to four restaurants that opened between the final fiscal quarter of 2018 and third fiscal quarter of 2019 as well as to two restaurants that will open later in fiscal 2019. In the prior-year period, pre-opening costs are related to the seven Bad Daddy’s restaurants opened between the first and fourth fiscal quarters of 2018.

Preopening costs typically occur over a period of approximately five months, although the exact timing varies by location. We typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the three quarters ended June 25, 2019, increased $562,000 to $3,227,000 from $2,665,000 in the three quarters ended June 26, 2018.

Bad Daddy’s depreciation and amortization costs were $2,542,000 for the three quarters ended June 25, 2019 up from $1,973,000 in the same prior year period. This increase was mainly attributable to the nine new restaurants opened in fiscal 2018 and two new restaurants opened in the three quarters ended June 25, 2019.

Good Times depreciation and amortization costs were $685,000 for the three quarters ended June 25, 2019 down from $692,000 in the same prior year period.

General and Administrative Costs. General and administrative costs for the three quarters ended June 25, 2019, increased $514,000 to $6,398,000 (7.8% of total revenue) from $5,884,000 (8.1% of total revenues) for the three quarters ended June 26, 2018.

The $514,000 increase in general and administrative expenses in the three quarters ended June 25, 2019 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs associated with manager training of $305,000
•	Decrease in shared services salaries, wages, and employee benefit costs of $106,000
•	Increase in costs associated with district management of $183,000, primarily related to additional district management for our east coast Bad Daddy’s markets, partially offset by a reduction in the Colorado market costs for our Good Times locations
•	Increase in training and recruiting costs of $85,000
•	Decrease in professional fees, director’s fees and financial relations of $111,000 primarily attributable to costs in the prior year quarter for legal expenses related to the Company’s response to SEC filings by shareholders affiliated with two former directors, payments to departing directors pursuant to a settlement agreement with shareholders affiliated with two directors, and professional services associated with a one-time option exchange and the establishment of a new equity compensation plan to replace the former plan which had expired
•	Increase in preliminary site costs of $37,000
•	Increase in dues and subscriptions of $39,000 primarily due to a commodity contract management tool
•	Net increases in all other expenses of $82,000

We expect total general and administrative costs will increase in support of additional Bad Daddy’s restaurants, particularly related to district management and manager training expenses, however we anticipate such costs will decrease as a percentage of revenue.

Advertising Costs. Advertising costs for the three quarters ended June 25, 2019, decreased $9,000 to $1,841,000 (2.2% of total revenue) from $1,850,000 (2.5% of total revenue) for the three quarters ended June 26, 2018. The decline as a percentage of revenues is primarily due to the growth of the Bad Daddy’s segment, which has lower advertising costs as a percentage of revenue compared to the Good Times segment.

Bad Daddy’s advertising costs were $654,000 (1.1% of total revenue) in the three quarters ended June 25, 2019 compared to $538,000 (1.1% of total revenue) in the same prior year period. The $116,000 increase was primarily attributable to the nine new restaurants opened during the final three quarters of fiscal 2018 and first two fiscal quarters of 2019, as well as a media buy during the first quarter of fiscal 2019 in Colorado that was not covered by the ad fund contributions. The current and prior year quarters include advertising costs of $11,000 and $12,000, respectively, of costs associated with franchise advertising contributions.

Good Times advertising costs were $1,187,000 (5.4% of total revenue) in the three quarters ended June 25, 2019 compared to $1,312,000 (5.5% of total revenue) in the same prior year period. This $125,000 decline is due primarily to reduced contributions to the advertising fund due to the two restaurants that closed during fiscal 2018 and lower sales among existing company- and franchisee-owned restaurants. The current and prior year quarters include advertising costs of $228,000 and $251,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $31,000 and $32,000 for the three quarters ended June 25, 2019 and June 26, 2018, respectively. The costs are primarily related to the Good Times franchised restaurants.

Asset impairment costs. There were no asset impairment costs for the three quarters ended June 25, 2019 and asset impairment costs were $72,000 for the three quarters ended June 26, 2018. The costs are related to a Good Times restaurant that was closed and subleased in April 2018, as described in Note 9 to the financial statements.

Loss (gain) on Restaurant Asset Disposals. The loss on restaurant asset disposals for the three quarters ended June 25, 2019 was $5,000 compared to a gain of $26,000 in the three quarters ended June 26, 2018. The loss of $5,000 in the current period is comprised of: 1) a $27,000 deferred gain related to previous sale lease-back transactions on two Good Times restaurants, 2) a gain of $21,000 related to insurance claim reimbursements where assets were destroyed, offset by 3) a $53,000 loss associated with the write down of assets no longer in use. The gain of $26,000 in the prior year period is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Income from Operations. Income from operations was $513,000 in the three quarters ended June 25, 2019 compared to income from operations of $413,000 in the three quarters ended June 26, 2018.

The change in income from operations for the quarter and year-to-date was due primarily to matters discussed in the "Net Revenues”, "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs" sections above.

Net Income (loss). The net loss was $49,000 for the three quarters ended June 25, 2019 compared to net income of $143,000 in the three quarters ended June 26, 2018.

The change in net income (loss) for the three quarters was primarily attributable to the matters discussed in the "Net Revenues", "Restaurant Operating Costs", “Asset Impairment Costs” and "General and Administrative Costs", as well as an increase in net interest expense $291,000 for the three quarters ended June 26, 2018, compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint venture restaurants.

For the three quarters ended June 25, 2019, the income attributable to non-controlling interests was $912,000 compared to $853,000 for the three quarters ended June 26, 2018.

Income for the current three quarters of $671,000 is attributable to non-controlling partners in the BDI joint-venture restaurants, compared to $556,000 in the same prior year period. This $115,000 increase is due to an increase in joint venture store operating weeks due to two new joint venture restaurants opened during the final quarter of fiscal 2018, offset by the elimination of non-controlling interest beginning in the second fiscal quarter associated with the repurchase of interests associated with the three Raleigh area restaurants. Income for the current three quarters of $241,000 is attributable to the non-controlling partners in the Good Times joint-venture restaurants, compared to $297,000 in the same prior year period. This decline is due to the reduction in profitability of the seven co-developed Good Times restaurants.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the fiscal second quarter and year-to-date periods:

	Quarter Ended		Year-to-Date
	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Adjusted EBITDA:
Net income (loss), as reported	$540	$304	$(961)	$(710)
Depreciation and amortization	1,096	897	3,157	2,550
Interest expense, net	202	97	561	272
EBITDA	1,838	1,298	2,757	2,112
Preopening expense	128	565	928	1,541
Non-cash stock-based compensation	110	88	331	303
GAAP rent-cash rent difference	(44)	(35)	(50)	(51)
Gain on disposal of assets	44	(9)	5	(26)
Asset impairment charge	-	-	-	72
Adjusted EBITDA	$2,076	$1,907	$3,971	$3,951

Liquidity and Capital Resources

Cash and Working Capital

As of June 25, 2019, we had a working capital deficit of $3,241,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors. The working capital deficit may increase when new Bad Daddy’s and Good Times restaurants are opened. We believe that with our ability to access the Cadence Bank credit facility in addition to cash flow generated from our existing restaurants, that we will have sufficient capital to meet our working capital, long term debt obligations and capital expenditure needs in fiscal 2019. As of June 25, 2019, we had $1,487,000 of commitments outstanding related to construction contracts for four Bad Daddy’s restaurants currently under development.

Financing

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the RGWP Repurchase, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of June 25, 2019, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.9228%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of June 25, 2019, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $232,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of June 25, 2019, the outstanding balance on borrowings against the facility was $11,150,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of June 25, 2019, the outstanding face value of such letters of credit was $157,500.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2019 include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants and new Bad Daddy’s restaurants.

Assets Held for Sale

None.

Cash Flows

Net cash provided by operating activities was $4,402,000 for the three quarters ended June 25, 2019. The net cash provided by operating activities for the three quarters ended June 25, 2019 was the result of a net loss of $49,000 as well as cash and non-cash reconciling items totaling $4,451,000 (these reconciling items are comprised of 1) depreciation and amortization of $3,417,000, 2) accretion of deferred rent of $429,000, 3) amortization of lease incentive obligations of $374,000, 4) stock-based compensation expense of $331,000, 5) a decrease in receivables and other assets of $1,381,000, 6) an increase in deferred liabilities related to tenant allowances of $368,000, 7) an increase in accounts payable of $367,000, 8) an increase in prepaids and other assets of $356,000, 9) a decrease in accrued liabilities of $1,023,000 and 10) a net decrease in other operating assets and liabilities of $89,000).

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

Net cash used in investing activities for the three quarters ended June 25, 2019 was $7,700,000 which primarily reflects the purchases of property and equipment of $4,716,000 and the purchase of non-controlling interests of $3,009,000. Purchases of property and equipment is comprised primarily of the following:

•	$3,438,000 in costs for the development of Bad Daddy’s locations
•	$290,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$705,000 for remodel and reimaging related to our Good Times restaurants
•	$226,000 for miscellaneous capital expenditures related to our Good Times restaurants
•	$57,000 for miscellaneous capital expenditures for our corporate office

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

Net cash provided by financing activities for the three quarters ended June 25, 2019 was $2,440,000, which includes principal payments on notes payable and long-term debt of $2,480,000, borrowings on notes payable and long-term debt of $6,150,000, proceeds from the exercise of stock options of $3,000 and net distributions to non-controlling interests of $1,233,000.

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

Impact of Inflation

The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2018 were approximately 3.2%. We have raised menu prices during the first three quarters of fiscal 2019 by approximately 1.6%. The total menu price increases at our Good Times restaurants during fiscal 2018 were approximately 2.8%, and we have raised menu prices approximately 4.4% during the first three quarters of fiscal 2019. Commodity costs began to decline during the first half of fiscal 2018 and continued to decline into the first quarter of fiscal 2019, with relative stability during the second and third quarters. We do not anticipate future price increases during the remainder of fiscal 2019 but expect Good Times’ and Bad Daddy’s’ food and packaging costs as a percentage of sales for the remainder of fiscal 2019 to be relatively consistent with or slightly elevated compared to the current quarter.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales between December through March.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 25, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
DATE: August 9, 2019

Boyd E. Hoback President and Chief Executive Officer

Ryan M. Zink Chief Financial Officer

