Form 10-K
period 2019-09-24
Good Times Restaurants Inc.
filed 2019-12-20
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2019

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
Yes ☐             No ☑

As of March 26, 2019 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 12,522,778 shares of common stock held by non-affiliates of the registrant was $23,787,726.

As of December 16, 2019, the registrant had 12,620,138 shares of common stock outstanding.

1

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 24, 2019.

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

Through our subsidiaries, as of December 16, 2019, we own, operate, franchise, or license a total of thirty-nine Bad Daddy’s restaurants in seven states. We own and operate twelve Bad Daddy’s restaurants in Colorado, one Bad Daddy’s restaurant in Oklahoma, fifteen Bad Daddy’s restaurants in North Carolina, and ten Bad Daddy’s restaurants in three other states within the Southeast region of the US. Of these restaurants, four restaurants are operated through joint-venture arrangements where we are the operating partner and own between 23% and 75% interest in the joint-venture entities. We license the Bad Daddy’s brand for the Bad Daddy’s restaurant located in the Charlotte Douglas International Airport which is owned and operated by a third-party licensee. One additional Bad Daddy’s restaurant in Greenville, S.C. is operated by a third-party franchisee.

We currently own and operate or franchise thirty-four total Good Times restaurants. Of these restaurants, thirty-two are in Colorado. Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.

The terms “we,” “us,” “our,” the “Company,” “Good Times” and similar terms refer to Good Times Restaurants Inc., a Nevada corporation, and its wholly-owned consolidated subsidiaries, including Bad Daddy’s Franchise Development, LLC; Bad Daddy’s International, LLC; Good Times Drive-Thru Inc. (“Drive Thru”); and BD of Colorado, LLC. Unless otherwise indicated or the context otherwise requires, financial and operating data in this 10-K report reflect the consolidated business and operations of Good Times Restaurants Inc. and its subsidiaries.

Fiscal 2019 Financial & Brand Highlights

•	Our net revenues for fiscal 2019 increased by $11,187,000 (11.2%) to $110,758,000 from $99,571,000 in fiscal year 2018, primarily due to four new Bad Daddy’s locations opened during the fiscal year ended September 24, 2019 (“fiscal 2019”) and a full year of operations for units opened during the fiscal year ended September 25, 2018 (“fiscal 2018”).

•	The Bad Daddy’s brand had a 0.2% decrease in same store sales for fiscal 2019.

•	We opened four Bad Daddy’s restaurants in fiscal 2019. We opened two Bad Daddy’s in the first quarter of fiscal 2020 and are assessing our development plans for the balance of fiscal 2020.

•	We purchased all of the equity interest in three of the North Carolina Bad Daddy’s joint-venture entities that then became wholly-owned subsidiaries of BDI.

•	The Good Times brand had a 0.4% decrease in same store sales for fiscal 2019.

•	One franchisee-owned Good Times restaurant closed during fiscal 2019.

•	We ended fiscal 2019 with $2.7 million in cash and a $12.9 million balance in notes payable.

Recent Developments

We previously entered into a credit agreement with Cadence Bank to provide the necessary capital to fund future Bad Daddy’s and Good Times locations as well as fund the continued remodel of existing Good Times locations and recurring capital expenditures. In October 2018, this agreement was amended to increase the borrowing capacity of the revolving line of credit to a total of $17,000,000. In February 2019, we entered into an amendment to the senior debt revolving line of credit to provide Consent for BDI to purchase all of the non-controlling equity interest of three joint-venture Bad Daddy’s entities in the Raleigh market. In December 2019, we entered into an amendment to the senior debt revolving line of credit in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility).

Concepts

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar operates in the casual dining segment of the restaurant industry. Bad Daddy’s currently operates all of its company-owned restaurants under a table service / full-bar service model.

There are three primary elements of the concept that we try and differentiate for our guests:

1.	Artfully Crafted Food. The menu consists of chef-inspired burgers, salads, sandwiches, and appetizers made with high-quality ingredients with flavor profiles, portion sizes, and presentations that are premium to the casual dining segment of the industry. Many sauces and dressings are made in house and we offer our guests an assortment of non-beef alternatives, including buffalo, tuna, turkey and chicken. We offer our guests and unparalleled ability to customize their burgers and salads, including Create Your Own Burgers and Salads, restricted only by the ingredients available in the kitchen.

2.	A “Bad Ass Bar.” The food menu is complemented by a full bar that focuses on local and craft beers and unique, handcrafted cocktails. Two specialties are our Bad Daddy’s Amber Ale, available only at Bad Daddy’s, and our Bad Ass Margarita. System-wide, total alcoholic beverages account for approximately 15% of sales in our Bad Daddy’s restaurants. Our customers typically do not consider us a sports bar, but instead we focus on making our bar a place where both newcomers and regular guests can comfortably relax and enjoy a beverage at happy hour, with their meal, or at any other time of day.

3.	Radical Hospitality. The restaurants have a high-energy yet family friendly environment with iconic pop culture design elements and a personal, ultra-friendly and informal service platform with a legacy of southern hospitality. Bad Daddy’s menu, service and environment are designed around a slightly irreverent brand personality, including menu items such as our Bad Ass Burger made with deep fried bacon, and iconic Farrah Fawcett and Paul Newman Cool Hand Luke posters in the men’s and women’s restrooms. We have developed our own playlist of classic rock and modern rock music that adds to the high energy atmosphere.

This brand positioning results in transactions that generate an average per person check of approximately $17. The lunch daypart (open until 2pm) represents approximately 35% and the happy hour and dinner dayparts (2pm until close) represent approximately 65% of restaurant sales, withrestaurantsopening daily at 11 am and closing generally between 10 pm and 11 pm, with some restaurants open slightly later on weekends, depending on the surrounding trade area.

A typical Bad Daddy’s restaurant is approximately 3,500-4,000 square feet with an enclosed patio, smaller than most other casual dining restaurants. Based on average annual restaurant sales of approximately $2.6 million, Bad Daddy’s restaurants generate average sales per square foot of approximately $700, which we believe is a key metric indicating the strength and expansion potential of the concept. While sharing common design elements, each restaurant has unique features intended to create the impression that each Bad Daddy’s is local to its trade area and serves as a further point of differentiation from the larger casual dining chains. We believe Bad Daddy’s’ innovative menu and personalized service combined with a unique, fun restaurant design enhance our customers’ experience and differentiate Bad Daddy’s from its competitors.

Good Times Burgers & Frozen Custard

Good Times is an upscale, quick-service restaurant concept offering fresh, 100% all-natural, hand-crafted products. We operate 26 Good Times restaurants, and franchise an additional eight, located primarily in the Denver market and along the front range of Colorado. We believe Good Times was the first quick-service chain in our region, and one of the first in the country to offer a menu of fresh all-natural Angus beef and all-natural chicken from animals that are humanely raised and vegetarian fed without the use of added hormones, steroids, or antibiotics.

We compete primarily on the quality of our products and we believe that our menu items are consistent with the quality found at fast casual restaurants, with quick-service restaurant speed. Our brand positioning is based on “Taking a Better Food Stand” supported by the marketing headline “Happiness Made to Order” with three primary brand pillars of Innovation, Quality, and Connectedness. Within Innovation, we strive to create products and flavor profiles available only at Good Times and that challenge traditional quick-service restaurant norms. We communicate Quality throughout our menu, from our made-to-order items to our fresh, all-natural, handcrafted attributes. We strive for Connectedness with our customers based on strong emotional ties to our brand through social media and radio advertising, appealing to an outdoor and active lifestyle, promoting high quality ingredients, by building an irreverent yet approachable brand personality and through community support and involvement.

Our average per person check is approximately $9.50, which we believe is lower than the average check at fast casual hamburger concepts such as Habit Burger, Five Guys, and Smashburger, but higher than the typical quick-service restaurant average check. We do not offer a low-priced value menu like most national and multi-regional quick-service chains, choosing to define our value proposition based on a range of price choices within each of our menu categories and the quality of our food.

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

The success of our strategy is evident in our long-term same-store sales growth (sales growth over the prior year period at restaurants open more than 18 months, also referred to as comparable sales). Fiscal 2019’s minimal same store sales decline of (0.4%) followed comparable sales growth of 4.2% in fiscal 2018, 2.1% in fiscal 2017, 0.3% in fiscal 2016, 0.9% in 2015 and 14.6% growth in 2014.

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

Our Brands Have a Common Culture and Operating Philosophy.

While each of our brands is led by separate operating teams, each shares a commitment to four elements of success:

•	Values. Each brand focuses on developing behaviors and expectations around our core values of Integrity, Respect, Continuous Improvement, and Fun.

•	People. Each brand seeks to hire high quality people throughout and provide them with comprehensive training programs designed to ensure that they deliver consistently superior products and service. Each has an incentive program at the restaurant level based on balanced metrics that drive customer service, personnel development, and financial performance.

•	Distinctive quality. Each brand strives to offer unique, high quality menu items with distinctive taste profiles made with fresh, high quality ingredients.

•	Excellent systems. Each brand takes a “best practices” approach, cross-pollinating the best ideas that are applicable to either brand. We seek to provide the best operating systems and processes to ease the administrative burden of management, enabling them to focus on leading their team members and operating their restaurants. Our philosophy is that systems and processes drive financial success and leadership serves as an example and motivating force to our crew members who interact with our guests, driving sales and customer loyalty.

Our Brands Share a Similar Customer Demographic.

Due to the common strategic focus on a quality positioning, both Good Times and Bad Daddy’s appeal to a slightly higher income, more upscale consumer demographic profile. However, there is little, if any, overlap between the brands in how consumers use them. Good Times is convenience-driven and operates in the quick-service restaurant segment with a $9.50 per person average check deriving the majority of its sales from the drive-through occasion, while Bad Daddy’s provides a more destination-oriented, full-service dining occasion with an average per person check of approximately $17.

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

We Have Assembled a Dedicated Management Team with Significant Experience.

Each of the members of our senior management team have more than fifteen years of industry experience, with many members having worked together for more than 20 years developing the Good Times concept. Upon adding the Bad Daddy’s concept to the business, we made strategic hires to complement our management team with individuals with depth of experience in operating and growing full-service concepts.

Each of our brands are operated under separately dedicated management teams utilizing shared support services in administration, finance, accounting, human resources, development, marketing and information technology. We believe we have the processes and systems in place to support both concepts and targeted future growth of the Bad Daddy’s concept.

We Have Significant Operating Momentum.

Same-store sales at Good Times have increased eight of the past nine years. Although same-store sales declined for fiscal 2019, this was primarily due to the rollover of an unseasonably warm and dry winter during Fiscal 2018, and same-store sales increased in both of the final two quarters of fiscal 2019. Our compound same-store sales growth rate was approximately 45% from fiscal 2013 to fiscal 2019. We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective management of media mix, and consistent execution of the customer experience. We plan to continue to periodically re-image and remodel our restaurants, maintain a relevant menu in keeping with our brand strategy, and communicate our brand story to maintain our same-store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, North Carolina. Sales of the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.6 million for the fifty-two weeks ended September 24, 2019. We opened four restaurants during fiscal 2019 in addition to the nine opened during fiscal 2018.

We believe that the strength of the Bad Daddy’s unit economic model provides us with significant expansion potential, both in our existing markets of the Southeastern U.S., and in new markets.

Business Strategies

We are focused on continuing to grow same store sales and improve the profitability of Drive Thru while continuing targeted unit growth the Bad Daddy’s Burger Bar concept in U.S. markets. We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets forth the key elements of our growth strategy:

1.	Increase same-store sales in both brands. We intend to continue to focus on increasing our same-store sales. We plan to further strengthen our fresh, handcrafted, all-natural brand position at Good Times with menu innovation and targeted merchandising around each of our menu categories and focus around consumer price choice instead of deep discounts. We also expect to continue various advertising programs, shifting the media mix periodically as we determine appropriate to maximize advertising effectiveness and efficiency. We intend to increase Bad Daddy’s same store sales through continual innovation in both ongoing menu engineering that we believe drive increased customer visits as well as the per person average check. Bad Daddy’s advertising is targeted to individual trade areas, community involvement and in-store, “four-wall” marketing activities that focus on optimizing the guests’ food, bar and service experience.

2.	Improve operational efficiencies and expense management. We continue to focus on managing our expenses in the operation of our restaurants and in our general and administrative functions, with a particular focus on cost of sales, labor and operating expense controls and efficiencies while not adversely impacting our overall quality and service proposition. Macroeconomic, state legislative increases to wages and other external factors have resulted in upward trends in certain of these operating costs. We continue to have implemented multiple programs to mitigate the impact of these external factors and continue to explore other opportunities to improve efficiency of general and administrative costs. We expect an elevated level of focus in managing overhead costs and gaining further efficiencies in supervision and support services costs.

3.	Pursue disciplined unit growth of Company-operated Bad Daddy’s Burger Bar restaurants. We own the Bad Daddy’s Burger Bar brand, including all associated intellectual property. We have opened two new Bad Daddy’s restaurants subsequent to September 24, 2019 in the Charleston, SC and Columbia, SC markets. We are currently assessing our development strategies and intend to follow a disciplined strategy of unit growth that may include both company-owned and franchisee-owned units.

Expansion strategy and site selection

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants has focused on urban and suburban upper income demographic areas with median household incomes over $60,000, with a high concentration of daytime employment, upscale retail and movie theaters.  We continue to refine our site selection model with new data available upon each new unit opening.

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet.  While our Good Times restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on- and off-site development or land and zoning submittals and modifications. We estimate that it will take approximately 115 to 135 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued. We expect that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations.

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

Restaurant locations

As of December 16, 2019, we operate, franchise or license a total of thirty-nine Bad Daddy’s Burger Bar locations. The location in the Charlotte Douglas International Airport is operated pursuant to a License Agreement.

Additionally, we operate or franchise a total of thirty-four Good Times restaurants.

Company-Owned/Co-Developed/Joint-Venture

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2019	2018	2019	2018	2019	2018
Alabama	1	0	0	0	1	0
Colorado	12	12	26	26	38	38
Georgia	4	4	0	0	4	4
North Carolina	14	13	0	0	14	13
Oklahoma	1	1	0	0	1	1
South Carolina	3	1	0	0	3	1
Tennessee	2	1	0	0	2	1
Total	37	32	26	26	63	58

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2019	2018	2019	2018	2019	2018
Colorado	0	0	6	7	6	7
North Carolina	1	1	0	0	1	1
South Carolina	1	1	0	0	1	1
Wyoming	0	0	2	2	2	2
Total	2	2	8	9	10	11

We opened four company-owned or joint-venture Bad Daddy’s restaurants during fiscal 2019. In fiscal 2019, one franchise Good Times restaurants in Colorado closed their operations.

Menu

Bad Daddy’s Burger Bar

We take great pride in offering a menu at Bad Daddy’s Burger Bar consisting of high quality, handcrafted Angus beef burgers with unique toppings such as buttermilk country-fried bacon, house-made American cheese, scratch made pesto and our specialty Bad Daddy’s sauce. The customizable menu options also include artisanal cheeses, tuna, turkey, buffalo and chicken sandwiches. We also offer recipe or customizable chopped salads, a full gluten free menu and regional menu items that incorporate local flavors. We also offer appetizers, hand-cut fries, house-made potato chips, hand-spun ice cream milk shakes and desserts. We offer a variety of craft beers from local breweries and a full bar serving spirits, cocktails, and wine.

Signature recipes include the Bad Ass Burger, Sam I Am Burger and Emilio’s Chicken Sandwich. Chopped Salads include the Texican Chicken Salad, and the Stella’s Greek Salad. A unique element to Bad Daddy’s menu is the option for full customization through the Create Your Own Burger or Salad with choices of bun, protein, vegetables and over sixty toppings. The craft beer and cocktail menus include local craft microbrews in each market. We’ve partnered with Full Sail Brewing Company and Breckenridge Brewing for our own Bad Daddy’s Amber Ale. We offer a cocktail menu that uses fresh-squeezed house-made sours and fresh garnishes including the Bad Ass Margarita, Bad Betty and Daddy’s Dragonberry.

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

Our fresh frozen custard is a premium ice cream with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts  The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products.  We serve the frozen custard as vanilla and a flavor of the month in cups and cones and Spoonbenders, a mix of custard and toppings.

The breakfast menu is centered around Hatch Valley Green Chile Burritos made with our own proprietary green chile recipe using roasted green chiles sourced exclusively from Hatch Valley, New Mexico, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo. We also offer a premium coffee made by Daz Bog, a Colorado-based coffee roaster, and pure 100% orange juice.

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

Media is an important component of building our brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on cable television during fiscal 2018 and on radio advertising during fiscal 2019.   We augment our broadcast advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products.

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

Recruiting and Retention

We seek to hire experienced restaurant managers and operating partners.  We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, and incentive plans at every level that are tied to performance against key goals and objectives.  We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement.  We also provide various other incentives, including paid time off, car allowances, monthly performance bonuses and referral bonuses.  We have implemented an online screening and hiring tool that has proven to reduce hourly employee turnover.

Franchising

For Bad Daddy’s Burger Bar, we have prepared form of area rights and franchise agreements, and presently have one existing franchise agreement in-force. We anticipate that a franchisee will typically pay a royalty of 4% to 5% of net sales and will participate in an advertising fund and local advertising by contributing up to 2% of net sales.   Initial development and franchise fees are projected to be $35,000 per restaurant.  We estimate that it will cost a Bad Daddy’s Burger Bar franchisee $590,000 to $1,382,000 to open a 3,500 to 4,000 square foot restaurant in an in-line or end-cap retail center, based on our knowledge of the development costs of the existing Bad Daddy’s Burger Bar restaurants. We are not currently actively soliciting new franchisees but are assessing potential future growth through the development of franchised Bad Daddy’s restaurants.

For Good Times, we have previously prepared forms of area rights and franchise agreements and advertising material to be utilized in soliciting prospective franchisees. We have historically sought to attract franchisees that are experienced restaurant operators, are well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units.  Currently, we are not actively soliciting new franchisees.

We currently have one Bad Daddy’s franchise agreement for one restaurant in South Carolina and a license agreement for a Bad Daddy’s location in the Charlotte Douglas International Airport. We currently have six Good Times franchise agreements in the greater Denver metropolitan area and two dual-branded franchised restaurants operate in Gillette and Sheridan, Wyoming.  In addition, seven joint-venture restaurants are operating in the Denver metropolitan area media market.

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

We currently purchase 100% of the food and paper supplies for our Good Times restaurants and the majority of the food and paper supplies for our Colorado Bad Daddy’s restaurants from Food Services of America (“FSA”). Outside of Colorado, our Bad Daddy’s restaurants purchase the majority of our food and paper supplies from US Foods. In addition, we maintain multiple approved suppliers for all key components of our menu to mitigate risk and ensure supply.  Suppliers are chosen based upon their ability to provide (i) a continuous supply of product that meets all safety and quality specifications, (ii) logistics expertise and freight management, (iii) product innovation and differentiation, (iv) customer service, (v) transparency of business relationships and (vi) competitive pricing.  Specified products are distributed to all restaurants through FSA or US Foods under negotiated contracts directly to our restaurants two to four times per week depending on restaurant requirements.  We do not believe that the current reliance on these distributors will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased with little or no interruption in service.  We do not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, remain subject to market price fluctuations.

Employees

At September 24, 2019, we had approximately 2,535 employees of which 2,212 are hourly employees and 323 are salaried employees working full time. We consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

Competition

The restaurant industry, including both limited service and full-service segments, is highly competitive. Bad Daddy’s Burger Bar competes with both local, regional, and national gourmet, “better burger” concepts as well as more legacy grill and bar concepts.  As such, Bad Daddy’s competes with both full service and limited service better burger restaurants.  There are other burger-centric fast casual concepts that operate at a lower average customer check than Bad Daddy’s Burger Bar and others in both fast casual and full-service formats that operate with a higher average customer check. We believe that we offer sufficient price choice to be able to compete effectively in the full range of such concepts.  We believe that Bad Daddy’s Burger Bar has an advantage in the premium quality of our ingredients, unparalleled ability for guest to customize their order, distinctiveness of its atmosphere and uniqueness of its menu offerings.  Nevertheless, Bad Daddy’s Burger Bar may be at a competitive disadvantage to other restaurant chains with greater name recognition and operating mass.

Good Times competes with many other hamburger-oriented quick-service restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do. In-N-Out, a California-based, burger-focused quick-service restaurant concept, announced its intention to begin expansion into the Colorado market, including Colorado Springs and Denver, and has begun development of at least three restaurants in Denver and surrounding front range communities. Double drive-through restaurant chains such as Rally’s Hamburgers and Checker’s Drive-In Restaurants, which currently operate a total of over 850 double drive-through restaurants in various markets in the United States, are not currently operating in Colorado. We are aware of only two significant competitors offering frozen custard as a primary menu item operating in the Denver and Colorado Springs markets and both have a significant presence in Midwestern markets that may be targeted for expansion. Additional “fast casual” hamburger restaurants are being developed in the Colorado market; however, these generally do not have drive-through service and generate an average per person check that is meaningfully higher than the average check at a Good Times restaurant.

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

Intellectual Property

We have registered our marks “Bad Daddy’s Burger Bar” and “Good Times” with the United States Patent and Trademark Office.  We received approval of our federal registration of “Bad Daddy’s Burger Bar” in 2011 and “Good Times” in 2003.  Additionally, we own trademarks or service marks that have been registered with the United States Patent and Trademark Office including, but not limited to, “Bad Daddy’s Burger Bar EST. 2007”, “Big Daddy Bacon Cheeseburger,” “Chicken Dunkers,” and “Happiness Made To Order”.  The registration for our “Bad Daddy’s Burger Bar” mark expires in 2020.  The registration for our “Good Times” mark expires in 2028.  We intend to maintain our marks and renew registrations on a timely basis.

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

Special Note About Forward-Looking Statements

This Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbors created thereby. A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are related to, among other things:

•	business objectives and strategic plans;

•	operating strategies;

•	our ability to open and operate additional restaurants profitably and the timing of such openings;

•	expectations that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations;

•	restaurant and franchise acquisitions;

•	anticipated price increases;

•	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

•	estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

•	anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

•	future capital expenditures;

•	our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2020;

•	the sufficiency of the supply of commodities and labor pool to carry on our business;

•	success of advertising and marketing activities;

•	the absence of any material adverse impact arising out of any current litigation in which we are involved;

•	impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

•	expectations regarding competition and our competitive advantages;

•	impact of our trademarks, service marks, and other proprietary rights; and

•	effectiveness of our internal control over financial reporting.

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

We have incurred losses in 28 of our 32 years since inception.  As of September 24, 2019, we had an accumulated deficit of $30,551,000.  We expect to have a loss for the fiscal year ending September 29, 2020.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same-store sales for eight of the past nine years at Good Times.  We have operated Bad Daddy’s for a shorter period of time, but in the most recent year had slightly negative same store sales for that concept. Same-store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance.  We cannot assure that our advertising and promotional efforts will in fact be successful.  If our same-store sales decrease, and our other operating costs increase, our ability to attain profitability will be adversely affected.

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

The hamburger restaurant market is highly competitive.  Our competitors in the quick-service restaurant segment include many recognized national and regional fast-food hamburger restaurant chains, such as McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box, Freddy’s and Culver’s. In-N-Out has announced plans to expand into the state of Colorado, the primary state in which we operate and is moving forward with development of at least three restaurants. We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service. Most of our competitors have greater financial resources, marketing programs and name recognition than we do. Discounting by our quick-service restaurant competitors may adversely affect the revenues and profitability of our restaurants.

While Bad Daddy’s Burger Bar operates in the “better burger” restaurant segment, it offers a relatively broad menu and also competes with other full-service restaurants in the bar and grill segment.  Additionally, customers of both our Good Times restaurants and Bad Daddy’s Burger Bar restaurants are also customers of fast casual hamburger restaurants. Further, changes in customer taste preferences, dietary trends, and preference for delivery and/or carry-out options often affect the restaurant business. If we are unable to continue to compete effectively with other restaurant concepts, our traffic, sales, and restaurant-level profitability could be negatively affected.

Sites for new restaurants may be difficult to acquire.

Locating our restaurants in high-traffic and readily accessible areas is an important factor for our success.   We intend to continue to locate Bad Daddy’s Burger Bar restaurants in leased in-line and end-cap retail locations.  Since suitable locations are in great demand, in the future we may not be able to obtain optimal sites for either of our restaurant concepts at a reasonable cost or at all.  In addition, we cannot assure you that the sites we do obtain will be successful.

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

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, in particular Ryan Zink our Acting President and Chief Executive Officer; Chief Financial Officer and Treasurer; Susan Knutson, our Controller and Corporate Secretary and Scott LeFever, our Vice President of Operations for Good Times Burgers & Frozen Custard. Although we have entered into employment agreements with Messrs. Zink, LeFever and Ms. Knutson, they may voluntarily terminate their employment with us at any time. In addition, we do not currently maintain key-person insurance on the lives of Messrs. Zink, LeFever or Ms. Knutson. The loss of Messrs. Zink’s, LeFever’s and Ms. Knutson’s services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food. Our failure to maintain necessary governmental licenses, permits and approvals, including food licenses, could adversely affect our operating results.  Difficulties or failures in obtaining the required licenses and approvals could delay, or result in our decision to cancel, the opening of new restaurants.  Local authorities may suspend or deny renewal of our food licenses if they determine that our conduct does not meet applicable standards or if there are changes in regulations. In addition, any adverse food safety event could result in regulatory and other investigations, and/or fines and penalties, any of which could disrupt our operations, increase our costs, require us to respond to findings from regulatory agencies that may divert resources and assets, and result in potential fines and penalties as well as other gal action, any of which could materially adversely affect our financial performance.

Various federal, state and labor laws govern our relationship with our employees and affect operating costs.  These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, child labor regulations and sales taxes.  Additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits may increase our operating costs. Several states and cities, including the city of Denver and the state of Colorado, where many of our restaurants are located, have legislation passed which provides for annual increases in their respective minimum wage. Additional states may raise their respective minimum wage in the future.  This could impact the profitability of existing restaurants as well as impact development opportunities in those states.

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

Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, or cause us to be the target of litigation, which could materially adversely affect our financial performance.

We face food safety risks, including the risk of food-borne illness and food contamination (including allergen cross contamination), which are common both in the restaurant industry and the food supply chain. While we dedicate substantial resources and provide training to ensure the safety and quality of the food we serve, these risks cannot be completely eliminated. Additionally, we rely on our network of suppliers to properly handle, store and transport our ingredients for delivery to our restaurants. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy.

Like other restaurant chains, consumer preferences could be affected by health concerns about the avian influenza, also known as bird flu, or the consumption of beef, the key ingredient in many of our menu items, or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.  This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants.  If we react to the negative publicity by changing our concept or our menu, we may lose customers who do not prefer the new concept or menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make our restaurants profitable.  In addition, we may have different or additional competitors for our intended customers as a result of a concept change and may not be able to compete successfully against those competitors.  A decrease in customer traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business. Additionally, if our customers or staff members become infected with a pathogen which was actually or claimed to be contracted at our restaurants, customers may avoid our restaurants and/or it may become difficult to adequately staff our restaurants. Any adverse food safety occurrence may result in litigation against us. The negative publicity associated with such an event could damage our reputation and materially adversely affect our financial performance.

 If we are unable to protect our reputation, the value of our brands and sales at our restaurants may be negatively impacted, which may materially adversely affect our financial performance.

 One of our largest assets is the value of our brands, which is directly linked to our reputation. We must protect our reputation in order to continue to be successful and to grow the value of our brands. Negative publicity directed at any of our brands, regardless of factual basis, such as, relating to food quality, restaurant facilities, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, the condition of our restaurants, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment, or other negative publicity, could damage our reputation. Negative publicity about us could harm our reputation and damage the value of our brands, which could materially and adversely affect our financial performance.

Our ability to succeed with the Bad Daddy’s Burger Bar restaurant concept will require significant capital expenditures and management attention.

We believe that new openings of Bad Daddy’s Burger Bar restaurants are likely to serve as the primary contributor of our new unit growth and increased profitability over the longer term based on the unit economics of that concept.  Our ability to succeed with this concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new Good Times restaurant, including customer acceptance of and competition with the Bad Daddy’s Burger Bar concept.  If the “ramp-up” period for new Bad Daddy’s Burger Bar restaurants does not meet our expectations, our operating results may be adversely affected.  There can be no assurance that we will be able to successfully develop and grow the Bad Daddy’s Burger Bar concept to a point where it will become profitable or generate positive cash flow.  We may not be able to attract enough customers to meet targeted levels of performance at new Bad Daddy’s Burger Bar restaurants because potential customers may be unfamiliar with the concept or the atmosphere or menu might not be appealing to them.  If we cannot successfully execute our growth strategies for Bad Daddy’s Burger Bar, our business and results of operations may be adversely affected.

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

The Bad Daddy’s Burger Bar concept has been in existence for approximately twelve years. Existing restaurants are currently located in Colorado, Georgia, Oklahoma, North Carolina, South Carolina, and Tennessee.  Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful.  There is no guarantee that we will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when such franchises are granted, the restaurants developed by franchisees will be successful.  There is also substantial uncertainty that the franchising business will be successful in view of the facts that we have sold only two Bad Daddy’s Burger Bar restaurant franchises to date and that the restaurant franchising business is very competitive.

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

The trading price of our shares of common stock has from time-to-time fluctuated widely and, in the future may be subject to similar fluctuations. This volatility may affect the price at which you could sell your common stock. The market price of our common stock is likely to continue to be volatile and may fluctuate significantly in response to many factors, including:

•	operating results that vary from the expectations of management, securities analysts and investors;
•	developments in our business;
•	the operating and securities price performance of companies that investors consider to be comparable to us;
•	announcements of implementation of strategic transactions or developments and other material events by us or our competitors;
•	negative economic conditions that adversely affect the economy, commodity prices, the job market and other factors that may affect the markets in which we operate;
•	publication of research reports about us or the sectors in which we operate generally;
•	changes in market valuations of similar companies;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community; and
•	the realization of any of the other risk factors included in this Annual Report on Form 10-K.

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

Sales of a substantial number of shares of our common stock in the public market by our existing Stockholders could cause our stock price to fall.

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

We currently lease approximately 8,568 square feet of space for our executive offices in Lakewood, Colorado for approximately $191,000 per year under a lease agreement which expires in February 2021. Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,100 to 2,400 square feet for those locations with a 45 to 70 seat dining room. We do not own any of the land underlying these restaurants and either lease the land or the land and building. In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet. The buildings are situated on lots of approximately 18,000 to 50,000 square feet. Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report. We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale-leaseback agreements.

Our Bad Daddy’s restaurants are leased spaces of approximately 3,000 to 4,000 square feet in retail developments located in Alabama, Colorado, Georgia, Oklahoma, North Carolina, Tennessee and South Carolina. We intend to lease additional in-line and end-cap spaces in retail developments for new Bad Daddy’s locations.

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

Shares of our Common Stock are listed for trading on the NASDAQ Capital Market under the symbol “GTIM”. As of December 16, 2019, there were approximately 106 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

Not applicable.

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

The Company’s fiscal year ends on the last Tuesday of September each year. Most of our fiscal years have 52 weeks, however we experience a 53rd week every five or six years. Our discussion for fiscal years 2019 and 2018, which ended on September 24, 2019 and September 25, 2018, respectively, covers a period of 52 full calendar weeks in fiscal 2019 and fiscal 2018.

The following tables present information about our reportable segments for the respective periods, all dollar values are represented in thousands:

	Fiscal Year
	2019		2018
Bad Daddy’s:
Restaurant sales	$79,753	99.5%	$67,428	99.5%
Franchise revenues	370	0.5%	363	0.5%
Restaurant operating costs:
Food and packaging costs	23,006	28.8%	20,048	29.7%
Payroll and employee benefit costs	30,224	37.9%	24,861	36.9%
Restaurant occupancy and other costs	14,306	17.9%	11,067	16.4%
Depreciation & amortization	3,438	4.3%	2,822	4.2%
Preopening costs	1,774	2.2%	2,784	4.1%
Total restaurant operating costs	$72,748	91.2%	$61,582	91.3%
General & administrative costs (1)	7,947	9.9%	5,534	8.2%
Advertising costs	820	1.0%	603	0.9%
Asset impairment costs	2,380	3.0%	-	-
Loss on restaurant asset sale	17	-	-	-
Income (loss) from operations	(3,789)	(4.7%)	72	0.1%
Good Times:
Restaurant sales	$30,047	98.0%	$31,136	98.0%
Franchise revenues	588	2.0%	644	2.0%
Restaurant operating costs:
Food and packaging costs	9,465	31.5%	10,208	32.8%
Payroll and employee benefit costs	10,997	36.6%	10,792	34.7%
Restaurant occupancy and other costs	5,519	18.4%	5,477	17.6%
Depreciation & amortization	907	3.0%	883	2.8%
Preopening costs	0	0.0%	0	0.0%
Total restaurant operating costs	$26,888	89.5%	$27,360	87.9%
General & administrative costs (1)	1,514	4.9%	2,323	7.4%
Advertising costs	1,532	5.0%	1,719	5.4%
Franchise costs	38	0.1%	41	0.1%
Asset impairment costs	391	1.3%	72	0.2%
Gain on restaurant asset sale	(22)	(0.1%	(35)	(0.1%)
Income from operations	$294	1.0%	$300	1.0%

(1) Includes direct and allocated corporate general and administrative costs.

Restaurant operating costs are expressed as a percentage of restaurant sales

Bad Daddy’s Restaurants:

We currently operate thirty-eight company-owned and joint-venture Bad Daddy’s restaurants including two restaurants opened subsequent to the fiscal year-end. We also license one restaurant in North Carolina and have a franchise restaurant in South Carolina. We expect to open no more than two additional Bad Daddy’s restaurants during fiscal 2020. We anticipate an approximate 2% to 3% blended price increase during fiscal 2020 at our Bad Daddy’s restaurants.

Good Times Burgers & Frozen Custard Restaurants:

We currently operate twenty-six company-owned and joint-venture Good Times restaurants all in the state of Colorado. In addition, we have eight Good Times franchise restaurants, six operating in Colorado and two in Wyoming.

Our outlook for fiscal 2020 for Good Times is cautiously optimistic based on eight of the past nine years of positive sales trends; however, our sales trends are influenced by many factors. We anticipate an approximate 2% to 4% price increase during fiscal 2020 at our Good Times restaurants. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Results of Operations for Fiscal 2019 Compared to Fiscal 2018

Net Revenues: Net revenues for fiscal 2019 increased $11,187,000 (+11.2%) to $110,758,000 from $99,571,000 for fiscal 2018. Bad Daddy’s concept revenues increased $12,331,000 while our Good Times concept revenues decreased $1,144,000.

Bad Daddy’s restaurant sales increased $12,325,000 to $79,753,000 in fiscal 2019 from $67,428,000 in fiscal 2018, primarily attributable to the four new restaurants opened in fiscal 2019 and a full year of operations for restaurants opened in the prior fiscal year. Bad Daddy’s same store restaurant sales decreased 0.2% during fiscal 2019 compared to fiscal 2018. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase was 2.0% in 2019 over 2018. There were twenty-five restaurants included in the same store sales base at the end of the fiscal year. Additionally, net revenues for fiscal 2019 were increased by $7,000 resulting from higher franchise revenues compared to fiscal 2018. Fiscal 2019 and fiscal 2018 include franchise advertising contributions of $14,000 and $12,000, respectively.

Additional sales data related to Bad Daddy’s company-owned and joint-venture restaurants:

	Fiscal Year
	2019	2018
Total operating store weeks	1,698.9	1,343.6
Average sales per week	$46,900	$50,300
Annualized net sales per square foot	$654	$688

Good Times restaurant sales decreased $1,089,000 to $30,047,000 in fiscal 2019 from $31,136,000 in fiscal 2018. Same store restaurant sales decreased 0.4% during fiscal 2019 compared to fiscal 2018. Restaurants are included in same store sales after they have been open a full eighteen months. Restaurant sales decreased $114,000 from the prior year due to the same store sales decrease. One restaurant was not included in same store sales while closed for a major remodel and sales decreased $339,000 from the prior year due to the closure. Restaurant sales decreased $636,000 from the prior year due to the closure of two company owned stores in January and April 2018. The average menu price increase in fiscal 2019 over fiscal 2018 was approximately 3.7%. Additionally, net revenues for fiscal 2019 were decreased by $56,000 resulting from lower franchise revenues compared to fiscal 2018. Fiscal 2019 and fiscal 2018 include franchise advertising contributions of $299,000 and $319,000, respectively.

Average Good Times restaurant sales for company-operated restaurants open the entire fiscal year for fiscal 2018 and 2019 were as follows:

	Fiscal Year
	2019	2018
Company-operated	$1,166,000	$1,173,000

During fiscal 2019, company-operated Good Times restaurants’ sales for restaurants that had been open a full eighteen months ranged from a low of $765,000 to a high of $2,121,000.

Food and Packaging Costs: For fiscal 2019, food and packaging costs increased $2,215,000 from $30,256,000 (30.7% of restaurant sales) in fiscal 2018 to $32,471,000 (29.6% of restaurant sales).

Bad Daddy’s food and packaging costs were $23,006,000 (28.8% of restaurant sales) in fiscal 2019, up from $20,048,000 (29.7% of restaurant sales) in fiscal 2018. This increase is due to a greater number of operating weeks resulting from restaurants opened during fiscal 2018 and 2019. The decrease as a percent of sales is due to lower input costs, primarily ground beef and bacon, coupled with menu price increases and various purchasing initiatives during the year.

Good Times food and packaging costs were $9,465,000 (31.5% of restaurant sales) in fiscal 2019, down from $10,208,000 (32.8% of restaurant sales) in fiscal 2018. Compared to fiscal 2018 the cost index on our weighted basket of goods remained relatively flat during fiscal 2019. Good Times uses all-natural beef and did not see the same decline in costs as Bad Daddy’s.

Payroll and Other Employee Benefit Costs: For fiscal 2019, payroll and other employee benefit costs increased $5,568,000 from $35,653,000 (36.2% of restaurant sales) in fiscal 2018 to $41,221,000 (37.5% of restaurant sales).

Bad Daddy’s payroll and other employee benefit costs were $30,224,000 (37.9% of restaurant sales) for fiscal 2019, up from $24,861,000 (36.9% of restaurant sales) in fiscal 2018. The $5,363,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and a full year of operations for restaurants opened in the prior fiscal year. The increase of 1.0% in payroll and other employee benefit costs as a percentage of restaurant sales was mainly due to increased wages for both front of the house and back of house employees. Colorado has a higher statutory minimum wage for tipped employees as compared to the other states in which we operate. We estimate that the Colorado minimum wage for tipped employees results in higher total labor costs in our Colorado restaurants of approximately 6.0% of restaurant sales compared to our restaurants in jurisdictions subject only to federal minimum wage legislation.

Good Times payroll and other employee benefit costs were $10,997,000 (36.6% of restaurant sales) in fiscal 2019, up from $10,792,000 (34.7% of restaurant sales) in fiscal 2018. Payroll and other employee benefits decreased approximately $281,000 in fiscal 2019 due to two company-owned restaurants that were closed in January and April of 2018. This was offset by a $486,000 increase in payroll and other employee benefit expenses primarily due to an increase in the average wage paid to our employees, which increased approximately 11% in fiscal 2019 compared to fiscal 2018. The 11% increase is attributable to a very competitive labor market in Colorado and state mandated increases in the minimum wage rate.

Occupancy Costs: Occupancy costs include rent, real and personal property taxes, common area maintenance expenses, licenses and insurance expense. For fiscal 2019, occupancy costs increased $1,094,000 from $7,261,000 (7.4% of restaurant sales) in fiscal 2018 to $8,355,000 (7.6% of restaurant sales).

Bad Daddy’s occupancy costs were $5,413,000 (6.8% of restaurant sales) for fiscal 2019, up from $4,348,000 (6.4% of restaurant sales) in fiscal 2018. The $1,065,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and a full year of operations for restaurants opened in the prior fiscal year.

Good Times occupancy costs were $2,942,000 (9.8% of restaurant sales) in fiscal 2019, up from $2,913,000 (9.4% of restaurant sales) in fiscal 2018. Occupancy costs decreased approximately $57,000 in fiscal 2019 due to two company-owned restaurants that were closed in January and April of 2018. The decrease was offset by an $86,000 increase in occupancy costs primarily attributable to increases in property tax and common area costs.

Other Operating Costs: For fiscal 2019, other operating costs increased $2,187,000 from $9,283,000 (9.4% of restaurant sales) in fiscal 2018 to $11,470,000 (10.4% of restaurant sales).

Bad Daddy’s other operating costs were $8,894,000 (11.2% of restaurant sales) for fiscal 2019, up from $6,719,000 (10.0% of restaurant sales) in fiscal 2018. The $2,175,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and a full year of operations for restaurants opened in the prior fiscal year, as well as a $635,000 increase in customer delivery fees in fiscal 2019 compared to fiscal 2018.

Good Times other operating costs were $2,576,000 (8.6% of restaurant sales) in fiscal 2019, up from $2,564,000 (8.2% of restaurant sales) in fiscal 2018. The increase in other operating costs is primarily a result of a $65,000 increase in customer delivery fees offset by a decrease of $34,000 due to two company-owned restaurants that were closed in January and April of 2018.

New Store Preopening Costs: For fiscal 2019, we incurred $1,774,000 of preopening costs compared to $2,784,000 in fiscal 2018. All of the preopening costs are related to the four newly developed Bad Daddy’s restaurants that were opened in fiscal 2019 plus certain preopening costs that were expensed in fiscal 2019 for restaurants that have or will open early in the following year.

Preopening costs typically occur over a period of approximately five months, although the exact timing varies by location. We typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs: Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and leasehold interests. For fiscal 2019, depreciation and amortization costs increased $640,000 from $3,705,000 in fiscal 2018 to $4,345,000 in fiscal 2019.

Bad Daddy’s depreciation costs increased $616,000 from $2,822,000 in fiscal 2018 to $3,438,000 in fiscal 2019, which was primarily attributable to the four new restaurants opened in fiscal 2019 and a full year of operations for restaurants opened in the prior fiscal year.

Good Times depreciation costs increased $24,000 from $883,000 in fiscal 2018 to $907,000 in fiscal 2019, primarily due to expenditures for one restaurant remodel and for equipment in existing restaurants.

General and Administrative Costs: General and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses. For fiscal 2019, general and administrative costs increased $1,604,000 from $7,857,000 (7.9% of total revenues) in fiscal 2018 to $9,461,000 (8.5% of total revenue).

The $1,604,000 increase in general and administrative expenses in fiscal 2019 is primarily attributable to:

•	Increase in salaries, wages, and employee benefit costs associated with manager training of $434,000
•	Increase in salaries, wages, and employee benefit costs of $731,000 related to the assessed probable termination of the employment agreement of the Company’s former CEO. See Note 10 in consolidated financial statements.
•	Decrease in bonus expense of $328,000
•	Decrease in shared services salaries, wages, and employee benefit costs of $143,000
•	Increase in stock compensation expense of $301,000, of which $277,000 is related to the assessed
•	Probable termination of the employment agreement of the Company’s former CEO. See Note 10 in consolidated financial statements.
•	Increase in costs associated with district management of $222,000, primarily related to additional district management for our east coast Bad Daddy’s markets
•	Increase in training and recruiting costs of $83,000
•	Increase in professional fees, director’s fees and financial relations of $80,000 primarily attributable to professional fees associated with certain unsuccessful Merger and Acquisition activities.
•	Increase in preliminary site costs of $48,000
•	Increase in certain operations and accounting software costs of $36,000
•	Increase in costs associated with the negotiation of a new vendor contract of $67,000
•	Net increases in all other expenses of $97,000

We expect general and administrative costs to continue to be stable or decline slightly from fiscal 2019 to fiscal 2020 as we focus on reducing turnover and associated training costs.

Advertising Costs: For fiscal 2019, advertising costs increased $30,000 from $2,322,000 (2.3% of restaurant sales) in fiscal 2018 to $2,352,000 (2.1% of restaurant sales).

Bad Daddy’s advertising costs increased $217,000 from $603,000 (0.9% of restaurant sales) in fiscal 2018 to $820,000 (1.0% of restaurant sales) in fiscal 2019. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. Beginning in fiscal 2017, all restaurants began contributing to an advertising materials fund based on a percentage of restaurant sales. The current and prior years include advertising costs of $14,000 and $12,000, respectively, of costs associated with franchise advertising contributions.

We anticipate that in fiscal 2020 Bad Daddy’s advertising costs as a percentage of restaurant sales will remain consistent with fiscal 2019.

Good Times advertising costs decreased $187,000 from $1,719,000 (5.4% of restaurant sales) in fiscal 2018 to $1,532,000 (5.0% of restaurant sales) in fiscal 2019. Good Times advertising costs consist primarily of contributions made to the regional advertising fund based on a percentage of restaurant sales. The current and prior years include advertising costs of $299,000 and $319,000, respectively, of costs associated with franchise advertising contributions.

We anticipate that in fiscal 2020 Good Times advertising costs will decrease as a percentage of restaurant sales and will consist primarily of radio advertising, social media and on-site and point-of-purchase merchandising.

Franchise Costs: For fiscal 2019, franchise costs decreased $3,000 from $41,000 in fiscal 2018 to $38,000 in fiscal 2019. The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals: For fiscal 2019, the gain on restaurant asset disposals was $5,000 compared to a gain of $35,000 in fiscal 2018. The gain in fiscal 2018 was primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants. The gain in fiscal 2019 is primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants partially offset by a loss related to the retirement of unused assets.

Asset Impairment Charges: For fiscal 2019, asset impairment charges increased $2,699,000 from $72,000 in fiscal 2018 to $2,771,000 in fiscal 2019. We review long-lived assets and intangibles subject to amortization for impairment when there are factors that indicate the carrying value of such assets may not be recoverable.

Based upon the analysis we performed at March 27, 2018, we identified one restaurant where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets. This restaurant, a Good Times restaurant in Aurora, Colorado, was closed on April 22, 2018. We recorded a non-cash charge of $72,000 related to the impairment of this restaurant in fiscal 2018. No additional loss from disposal of assets is expected to be associated with this property. Prior to its closure, on April 6, 2018, the Company entered into a sublease of this property, the terms of which will provide sublease income substantially equal to the lease costs over the approximate 5 remaining years of the lease.

Based upon the analysis we performed at September 24, 2019, we identified five restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets.

Two of these restaurants are Good Times restaurants in the greater Denver metropolitan area. We recorded a non-cash charge of $481,000, related to the impairment of these restaurants in the fiscal quarter ending September 24, 2019. In July of 2019, the Company entered into a sublease agreement for one of these two restaurants whereby the Company, upon lease commencement subject to due diligence provisions, will receive sublease income substantially equal to its cash lease costs associated with this location. We will continue to operate the restaurant until the commencement of the sublease, which is expected to be in mid fiscal 2020.

Three of these restaurants are Bad Daddy’s restaurants, two in the Denver/front-range communities of Colorado and Greenville, South Carolina. We recorded non-cash charges of $2,379,000 related to the impairment of these restaurants during the fiscal quarter ending September 24, 2019.

Income (Loss) from Operations: Loss from operations was $3,495,000 in fiscal 2019 compared to income from operations of $372,000 in fiscal 2018.

The change from fiscal 2018 to fiscal 2019 was primarily attributable to the increase in net revenues offset by an increase in asset impairment costs and other matters discussed in the "Restaurant Operating Costs", “New Store Preopening Costs”, "General and Administrative Costs", “Advertising Costs”, “Franchise Costs”, and “Gain on Restaurant Asset Disposals” sections above.

Net Loss: The net loss was $4,248,000 for fiscal 2019 compared to a net loss of $17,000 in fiscal 2018. The change from fiscal 2018 to fiscal 2019 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", “Payroll and Other Employee Benefits Costs,” "General and Administrative Costs" and " Asset Impairment Charges " sections above, and by an increase in net interest expense of $365,000 compared to the same prior year period.

Income Attributable to Non-Controlling Interests: For fiscal 2019, the income attributable to non-controlling interests was $889,000 compared to $1,017,000 in fiscal 2018. The non-controlling interest represents the limited partner’s share of income in the Good Times and Bad Daddy’s joint-venture restaurants. $508,000 of the current year income is attributable to the Bad Daddy’s joint-venture restaurants, compared to $635,000 in the prior year. $381,000 of the current year income is attributable to the Good Times joint-venture restaurants, compared to $382,000 in the prior year.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2019	2018
Net loss, as reported	$(5,137)	$(1,034)
Depreciation and amortization (a)	4,262	3,528
Interest expense, net	753	391
EBITDA	(122)	2,885
Preopening expense (a) (1)	1,752	2,463
Non-cash stock-based compensation (2)	719	417
Non-recurring severance costs (3)	731
GAAP rent – cash rent difference (4)	(111)	(44)
Gain (Loss) on disposal of assets (5)	(5)	(35)
Asset impairment charge (6)	2,476	72
Adjusted EBITDA	$5,440	$5,758

(a)	Depreciation, amortization and preopening expenses are presented net of the share attributable to the non-controlling interest.
(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 7 to the financial statements.
(3)	Represents accrued one-time cash compensation cost associated with the separation of the Company’s former CEO as described in Note 10 to the financial statements.
(4)	Represents the excess of cash rent incurred over the amount of GAAP rent recorded in the financial statements.
(5)	Primarily related to deferred gains on previous sale-leaseback transactions on two Good Times restaurants.
(6)	Represents costs recognized in connection the asset impairment charges as described in Note 1 to the financial statements.
Depreciation and amortization, preopening expense, and asset impairment charge have been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital: As of September 24, 2019, we had a working capital deficit of $4,313,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors. This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2020. As of September 24, 2019, we had total commitments outstanding of $221,000 related to construction contracts for Bad Daddy’s restaurants currently under development. We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

Financing: Cadence Credit Facility: The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the RGWP Repurchase (see Note 7 to the financial statements), to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of September 24, 2019, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.6733%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of September 24, 2019, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $232,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of September 24, 2019, the outstanding balance on borrowings against the facility was $12,850,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 24, 2019, the outstanding face value of such letters of credit was $157,500.

Sale-Leaseback Transactions: The Company finalized a sale-leaseback transaction in November 2017 with net proceeds of $1,397,000 related to a Good Times restaurant in Brighton, Colorado.

Cash Flows: Net cash provided by operating activities was $6,771,000 for fiscal 2019 compared to net cash provided by operating activities of $6,504,000 in fiscal 2018. The net cash provided by operating activities for fiscal 2019 was the result of a net loss of $4,248,000 and non-cash reconciling items totaling $11,019,000 (comprised principally of: 1) depreciation and amortization of $4,590,000; 2) accretion of deferred rent of $604,000; 3) amortization of lease incentive obligations of $514,000; 4) $719,000 of stock option compensation expense; 5) non-cash asset impairment costs of $2,771,000; 6) an increase in deferred liabilities related to tenant allowances of $903,000; 7) a $317,000 increase in accounts payable; 8) an increase in accrued liabilities of $940,000; 9) a decrease in receivables of $925,000 related to tenant allowances and non-controlling interests; and 10) net increases in operating assets and liabilities totaling $236,000).

Net cash used in investing activities in fiscal 2019 was $11,059,000 compared to net cash used in investing activities of $9,034,000 in fiscal 2018. Fiscal 2019 activity primarily reflects the purchases of property and equipment of $8,079,000 and payments for the purchase of non-controlling interests of $3,009,000. Purchases of property and equipment were comprised of the following:

•	$6,620,000 in costs for the development of Bad Daddy’s locations

•	$396,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$786,000 in costs related to our existing Good Times locations, for reimaging and remodeling

•	$207,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$70,000 for miscellaneous capital expenditures related to our corporate office

Net cash provided by financing activities in fiscal 2019 was $3,556,000 compared to net cash provided by financing activities of $1,670,000 in fiscal 2018. The fiscal 2019 activity is comprised of net borrowings on notes payable and long-term debt of $5,370,000, net distributions to non-controlling interests in partnerships of $1,817,000 and $3,000 in proceeds from the exercise of stock options.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company continues to remain subject to examination by federal authorities and state jurisdictions generally for fiscal years after 2015. The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of September 24, 2019.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 24, 2019. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on this assessment, our management concluded that, as of September 24, 2019, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended September 24, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Nothing to report.

PART III

We will file a definitive proxy statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

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

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description
2.1**	Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
3.1(P)	Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)
3.2(P)	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)
3.3	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
3.4	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)
3.5	Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)
3.6	Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)
3.7	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)
3.8	Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)
3.9	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)
3.10	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 6, 2013 (File No. 000-18590) and incorporated herein by reference)
3.11	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated May 2, 2014 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
3.12	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated December 18, 2014 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014 (File No. 000-18590) and incorporated herein by reference)
3.13	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated November 16, 2017 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed November 22, 2017 (File No. 000-18590) and incorporated herein by reference)
3.14	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated April 13, 2018 (previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

4.2	Form of 3.25% Promissory Note (previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)
4.3*	Description of Securities
10.1+	Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.2+	Employment Agreement dated as of October 1, 2007 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.3	First Amendment to Amended and Restated Credit Agreement and Waiver of Defaults dated December 27, 2011 among Good Times Restaurants Inc., Good times Drive Thru, Inc. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)
10.4	Second Amended and Restated Term Note dated December 27, 2011 by Good Times Restaurants Inc. and Good Times Drive Thru, Inc. to Wells Fargo Bank, N.A. (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)
10.5	Financial Advisory Services Agreement dated April 6, 2012 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 11, 2012 (File No. 000-18590) and incorporated herein by reference) and incorporated herein by reference)
10.6+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.7	Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)
10.8	Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)
10.9	Letter Agreement dated December 5, 2012 between Good Times Restaurants Inc. and GT Burgers of Colorado, Inc. (previously filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.10	Amendment to Financial Advisory Services Agreement dated March 25, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.11	Subscription Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.12	Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC dated April 9, 2013 (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.13	Management Services Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.14	License Agreement dated April 9, 2013 between Bad Daddy’s Franchise Development, LLC and BD of Colorado LLC (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.15	Term Sheet for Joint-venture Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s International, LLC (previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.16	Consent and Waiver of Small Island Investments Limited dated June 3, 2013 (previously filed as Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-1 filed June 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.17	Amendment to Financial Advisory Services Agreement dated September 27, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2013 (File No. 000-18590) and incorporated herein by reference)
10.18	Amendment to Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC, dated October 31, 2013 (previously filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed December 27, 2013 (File No. 000-18590) and incorporated herein by reference)
10.19+	Employment Agreement, effective December 1, 2013, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 10, 2014 (File No. 000-18590) and incorporated herein by reference)
10.20	Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.21	Registration Rights Agreement, dated May 2, 2014, among Good Times Restaurants Inc., Hoak Public Equities, L.P., and Rest Redux LLC (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.22	Agreement between Good Times Restaurants Inc. and Robert Stetson, effective May 2, 2014 (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.23	Development Line Loan and Security Agreement, dated July 30, 2014, between Good Times Drive Thru, Inc. and United Capital Business Lending, Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.24	Collateral Assignment of Franchise Agreements, Management Agreement, and Partnership Interests, dated July 30, 2014, between Good Times Drive Thru, Inc. and United Capital Business Lending, Inc. (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.25	Promissory Note (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.26	Guaranty Agreement (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed August 5, 2014 (File No. 000-18590) and incorporated herein by reference)
10.27+	Employment Agreement, effective March 31, 2015, by and between Good Times Restaurants Inc. and James Zielke (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 6, 2015 (File No. 000-18590) and incorporated herein by reference)
10.28	Transition Services Agreement, dated April 24, 2015, among Good Times Restaurants Inc. and FS Food Group, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
10.29	Pledge Agreement, dated May 7, 2015, between Bad Daddy’s International, LLC, Good Times Restaurants Inc. and Joseph F. Scibelli (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)
10.30+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.31+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and James K. Zielke (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.32+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Scott G. LeFever (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.33+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Susan M. Knutson (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

10.34	Cadence Bank Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.35	Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.36	Employment Agreement, effective August 1, 2017, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2017 (File No. 000-18590) and incorporated herein by reference), as amended July 26, 2019 (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.37	Cadence Bank First Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 12, 2017 (File No. 000-18590) and incorporated herein by reference)
10.38	Agreement, dated March 12, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2018 (File No. 000-18590) and incorporated herein by reference)
10.39	Amendment to Agreement, dated April 13, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
10.40+	Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.41+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Annex B to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.42	Cadence Bank Second Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2018 (File No. 000-18590) and incorporated herein by reference)
10.43	Cadence Bank Third Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 10-Q filed May 10, 2019 (File No. 000-18590) and incorporated herein by reference)
10.44+	Severance Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.45+	Repurchase Option Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.2 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.46	Cadence Bank Fourth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 13, 2019 (File No. 000-18590) and incorporated herein by reference)
21.1*	Subsidiaries of the Company
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended September 24, 2019, filed with the SEC on December 14, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the periods ended September 24, 2019 and September 26, 2017, (ii) the Consolidated Balance Sheets at September 24, 2019 and September 26, 2017, (iii) the Consolidated Statement of Stockholders’ Equity for the period from September 28, 2016 through September 24, 2019, (iv) the Consolidated Statements of Cash Flows for the periods ended September 24, 2019 and September 26, 2017, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.

+	Indicates management compensatory plan, contract, or arrangement.

(P)	Paper exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
December 20, 2019
Ryan M. Zink Acting Chief Executive Officer Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan M. Zink
Ryan M. Zink, Acting Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) December 20, 2019

/s/ Geoffrey R. Bailey
Geoffrey R. Bailey, Chairman of the Board December 20, 2019

/s/ Charles Jobson
Charles Jobson, Director December 20, 2019

/s/ Jason S. Maceda
Jason S. Maceda, Director December 20, 2019

/s/ Robert J. Stetson
Robert J. Stetson, Director December 20, 2019

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Good Times Restaurants Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and subsidiaries (the “Company”) as of September 24, 2019 and September 25, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 24, 2019 and September 25, 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

December 20, 2019

We have served as the Company’s auditor since 2017.

Good Times Restaurants Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 24, 2019	September 25, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,745	$3,477
Receivables	810	1,735
Prepaid expenses and other	220	151
Inventories	1,128	1,004
Notes receivable	12	14
Total current assets	4,915	6,381

PROPERTY AND EQUIPMENT
Land and building	4,787	5,002
Leasehold improvements	32,393	27,844
Fixtures and equipment	27,597	24,948
	64,777	57,794
Less accumulated depreciation and amortization	(29,100)	(22,549)
Total net property and equipment	35,677	35,245

OTHER ASSETS:
Notes receivable, net of current portion	13	32
Deposits and other assets	199	207
Trademarks	3,900	3,900
Other intangibles, net	51	35
Goodwill	15,150	15,150
	19,313	19,324
TOTAL ASSETS	$59,905	$60,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$-	$17
Accounts payable	3,774	3,774
Deferred income	79	92
Other accrued liabilities	5,375	4,452
Total current liabilities	9,228	8,335

LONG-TERM LIABILITIES:
Maturities of long-term debt and capital lease obligations due after one year	12,850	7,472
Deferred and other liabilities	8,907	7,922
Total long-term liabilities	21,757	15,394

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, 0 shares issued and outstanding, and outstanding as of Sept 24, 2019 and Sept 25, 2018, respectively	-	-
Common stock, $.001 par value; 50,000,000 shares authorized
12,541,082 and 12,481,162 shares issued and outstanding as of September 24, 2019 and September 25, 2018, respectively	13	12
Capital contributed in excess of par value	57,936	59,385
Accumulated deficit	(30,551)	(25,414)
Total Good Times Restaurants Inc. stockholders' equity	27,398	33,983
Non-controlling interests	1,522	3,238
Total stockholders’ equity	28,920	37,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,905	$60,950

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal
	2019	2018
NET REVENUES:
Restaurant sales	$109,800	$98,564
Franchise revenues	958	1,007
Total net revenues	110,758	99,571
RESTAURANT OPERATING COSTS:
Food and packaging costs	32,471	30,256
Payroll and other employee benefit costs	41,221	35,653
Restaurant occupancy costs	8,355	7,261
Other restaurant operating costs	11,470	9,283
Preopening costs	1,774	2,784
Depreciation and amortization	4,345	3,705
Total restaurant operating costs	99,636	88,942

General and administrative costs	9,461	7,857
Advertising costs	2,352	2,322
Franchise costs	38	41
Asset impairment costs	2,771	72
Gain on restaurant asset sale	(5)	(35)

INCOME (LOSS) FROM OPERATIONS	(3,495)	372

OTHER INCOME (EXPENSES):
Interest income	3	4
Interest expense	(756)	(392)
Other expense	-	(1)
Total other expenses, net	(753)	(389)

NET LOSS	$(4,248)	$(17)
Income attributable to non-controlling interests	$(889)	$(1,017)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,137)	$(1,034)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to common stockholders	$(.41)	$(.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,522,728	12,463,760

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Period from September 27, 2017 thru September 24, 2019
(In thousands, except share and per share data)

	Common Stock		Capital	Non
	Issued Shares	Par Value	Contributed in Excess of Par Value	Controlling Interest In Partnerships	Accumulated Deficit	Total
BALANCES, September 27, 2017	12,427,280	$12	$58,939	$2,713	$(24,380)	$37,284

Stock-based compensation cost			417			417
Restricted stock unit vesting	44,485					-
Stock option exercise	9,397		29			29
Income attributable to non-controlling interests				1,017		1,017
Distributions to unrelated limited partners				(1,425)		(1,425)
Contributions from unrelated limited partners				933		933
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	0	0	0	0	(1,034)	(1,034)

BALANCES, September 25, 2018	12,481,162	$12	$59,385	$3,238	$(25,414)	$37,221

Stock-based compensation cost			719			719
Restricted stock unit vesting	59,253	1				1
Stock option exercise	667		3			3
Income attributable to non-controlling interests				889		889
Distributions to unrelated limited partners				(1,837)		(1,837)
Contributions from unrelated limited partners				20		20
Purchase of non-controlling interest			(2,171)	(788)		(2,959)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	0	0	0	0	(5,137)	(5,137)

BALANCES, September 24, 2019	12,541,082	$13	$57,936	$1,522	$(30,551)	$28,920

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,248)	$(17)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,590	3,951
Accretion of deferred rent	604	653
Amortization of lease incentive obligation	(514)	(431)
Recognition of deferred gain on sale of restaurant building	(37)	(35)
Loss on disposal of restaurant assets	58	-
Asset impairment costs	2,771	72
Stock based compensation expense	719	417
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	925	(1,161)
Inventories	(124)	(157)
Deposits and other assets	(133)	111
(Decrease) increase in:
Accounts payable	317	194
Deferred liabilities	903	1,932
Accrued and other liabilities	940	975
Net cash provided by operating activities	6,771	6,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(8,079)	(10,444)
Proceeds from sale leaseback transactions	-	1,397
Payment for the purchase non-controlling interest	(3,009)	-
Proceeds from the sale of fixed assets	8	-
Payments received on loans to franchisees and to others	21	13
Net cash used in investing activities	(11,059)	(9,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(2,980)	(1,617)
Borrowings on notes payable and long-term debt	8,350	3,750
Proceeds from stock option exercises	3	29
Contributions from non-controlling interests	20	933
Distributions to non-controlling interests	(1,837)	(1,425)
Net cash provided by financing activities	3,556	1,670

DECREASE IN CASH AND CASH EQUIVALENTS	(732)	(860)
CASH AND CASH EQUIVALENTS, beginning of year	3,477	4,337
CASH AND CASH EQUIVALENTS, end of year	$2,745	$3,477

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$666	$320
Non-cash additions of property and equipment	$(317)	$269

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

Drive Thru commenced operations in 1986 and as of September 24, 2019, operates nineteen Company-owned and seven joint venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard. Drive Thru’s restaurants are located in Colorado. In addition, Drive Thru has eight franchises, with six operating in Colorado and two in Wyoming.

BD of Colo commenced operations in 2013 and as of September 24, 2019, operates thirteen Company-owned full-service upscale casual dining restaurants under the name Bad Daddy’s Burger Bar, twelve of which are located in Colorado and one located in Norman, Oklahoma.

BDI and BDFD were acquired on May 7, 2015. As of September 24, 2019, BDI operates seventeen Company-owned and five joint venture full-service upscale casual dining restaurants, also under the name Bad Daddy’s Burger Bar, fourteen of which are located in North Carolina, four are located in Georgia, two in Tennessee and one each are located in and South Carolina and Alabama. BDFD has one franchise operating in South Carolina.

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

Fiscal year 2019 began September 26, 2018 and ended September 24, 2019; Fiscal year 2018 began September 27, 2017 and ended September 25, 2018.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiaries, one limited partnership in which the Company exercises control as general partner, and five limited liability companies, in which the Company exercises control as managing member. The Company owns an approximate 54% interest in the Drive Thru limited partnership, is the sole general partner, and receives a management fee prior to any distributions to the limited partner. Because the Company owns an approximate 54% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s financial statements. The Company owns an approximate 50% to 75% interest in four of the Bad Daddy’s limited liability companies and a 23% interest in one. The Company is the managing member and receives a royalty fee and management fee prior to any distributions to the other members. Because the Company exercises complete management control over all decisions for the five companies, except for certain veto rights, the financial statements of the limited liability companies are consolidated into the Company’s financial statements. The equity interests of the unrelated limited partner and members are shown on the accompanying consolidated balance sheet in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ or members’ share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated in consolidation.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As such the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on an annual basis.  Contributions to the Advertising Funds from our franchisees were $313,000 and $331,000 for the fiscal years ended September 24, 2019 and September 25, 2018, respectively.

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

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that generally exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000.  The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts.  Certain of the Company’s accounts exceeded the FDIC insured limits as of September 24, 2019.

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees, due in the normal course of business, generally requiring payment within thirty days of the invoice date. Additionally, accounts receivable includes payments due from property landlords related to tenant improvement allowances. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. There were no allowances for unrecoverable accounts receivable at September 24, 2019 or September 25, 2018.

Inventories – Inventories are stated at the lower of cost or net realizable value, determined by the first-in first-out method, and consist of restaurant food items and related packaging supplies.

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

Trademarks – Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. No trademark impairment charges were recognized during 2019 or 2018.

Goodwill – Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized; but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of September 24, 2019, the Company had $96,000 of goodwill associated with the Good Times reporting unit and $15,054,000 of goodwill associated with its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized during 2019 or 2018.

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

On January 30, 2018 the Company closed one Good Times restaurant in Aurora, Colorado. A non-cash impairment charge of $219,000 related to this restaurant was previously taken in the fiscal year ended September 26, 2017 and no additional loss from disposal of assets has been subsequently recognized in the current year, nor is any additional loss expected. We recorded accretion expense recognized as non-cash rent of approximately $48,000 in the fiscal year ended September 25, 2018, and approximately $73,000 in the fiscal year ended September 24, 2019, reflecting the expected fair value of future lease costs, net of sublease income, associated with the closing of this restaurant. In the fiscal fourth quarter of 2019, the Company entered into a sublease agreement whereby the Company, upon lease commencement subject to due diligence provisions, will receive sublease income substantially equal to its cash lease costs associated with this location.

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

Given the results of our analysis at September 24, 2019, we identified five restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets.

Two of these restaurants are Good Times restaurants in the greater Denver metropolitan area. We recorded a non-cash charge of $391,000, related to the impairment of these restaurants in the fiscal quarter ending September 24, 2019. In July of 2019, the Company entered into a sublease agreement for one of these two restaurants whereby the Company, upon lease commencement subject to due diligence provisions, will receive sublease income substantially equal to its cash lease costs associated with this location. We will continue to operate the restaurant until the commencement of the sublease, which is expected to be in mid fiscal 2020.

Three of these restaurants are Bad Daddy’s restaurants, two in the Denver/front-range communities of Colorado and Greenville, South Carolina. We recorded non-cash charges of $2,380,000 related to the impairment of these restaurants during the fiscal quarter ending September 24, 2019.

Deferred Liabilities – Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing future payments (which totaled $2,881,000 as of September 24, 2019) is reflected in the accompanying consolidated balance sheet as a deferred liability.

Lease incentives are recorded as a deferred liability when received and subsequently credited to rent expense on a straight-line basis over the life of the lease. The balance of the lease incentive obligations at September 24, 2019 was $5,698,000 and is reflected in the accompanying consolidated balance sheet as a deferred liability. Also included in the $8,907,000 deferred and other liabilities balance are other long-term liabilities of $8,000 and a $320,000 deferred gain on the sale of the building and improvements of two Company-owned Good Times restaurants in sale leaseback transactions. The building and improvements were subsequently leased back from the third-party purchaser. The gain will be recognized in future periods in proportion to the rents paid on the twenty-year lease.

Revenue – In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers (“Topic 606), which was subsequently amended by several Accounting Standards Updates. These new or updated standards expanded the disclosure requirements related to revenue and revenue recognition. The Company adopted Topic 606 in the first quarter of its 2019 fiscal year and applied the guidance retrospectively to the prior periods presented. Topic 606 primarily impacts the accounting presentation of the Company’s advertising contribution funds. Because advertising expenses are incurred within the respective year in which contributions are recorded, there was no change to the consolidated balance sheet, however for fiscal 2018 franchise revenues and advertising costs are each $331,000 greater than originally presented, and for fiscal 2019 franchise revenues and advertising costs are each $313,000 greater than would have been reflected under the former presentation.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S state jurisdictions. The Company continues to remain subject to examination by federal authorities and state jurisdictions generally for fiscal years after 2015. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 24, 2019.

Net Income (Loss) Per Common Share – Basic Earnings per Share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and restricted stock units for 703,164 and 784,261 shares of common stock were not included in computing diluted EPS for the annual periods ending September 24, 2019 and September 25, 2018, respectively, because their effects were anti-dilutive.

Financial Instruments and Concentrations of Credit Risk – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off-balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees. see Note 5 for additional information.

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. At September 24, 2019 notes receivable totaled $25,000 and is due from two entities. Additionally, the Company has other current receivables totaling $810,000, which includes $63,000 of franchise receivables, $505,000 related to lease incentives, and $242,000 for miscellaneous receivables which are all due in the normal course of business. The Company believes it will collect fully on all notes and receivables.

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

Our non-controlling interests currently consist of one joint venture partnership involving Good Times restaurants and five joint venture partnerships involving five Bad Daddy’s restaurants, including three Bad Daddy’s restaurants opened during fiscal 2018.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This update was issued to replace the current revenue recognition guidance, creating a more comprehensive five-step model. In March 2016, the FASB issued No. ASU 2016-04, “Liabilities – Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” This pronouncement provides guidance for the derecognition of prepaid stored-value product liabilities, consistent with the breakage guidance in Topic 606. These amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted these ASUs effective as of September 26, 2018. The adoption of these new standards did not have a material impact to our revenue recognition related to Company-owned restaurant sales, recognition of royalty fees from our franchise agreement, or impact from recognition of gift card breakage. As discussed above and further described below, the adoption of this standard did have an impact on the presentation of advertising fund contributions from our franchises. Prior to the adoption of these new standards, we accounted for advertising expenses net of advertising contributions from our franchisees. As described in Note 1, we now account for franchisee advertising contributions as a component of franchise revenue. Because advertising expenses are incurred within the respective year in which contributions are recorded, there was no change to the consolidated balance sheet, however for fiscal year 2018 franchise revenues and advertising costs are each $331,000 greater than originally presented, and for fiscal 2019 franchise revenues and advertising costs are each $313,000 greater than would have been reflected under the former presentation.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" and additional clarifications and improvements throughout fiscal year 2018. This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than 12 months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This standard is effective for interim and annual periods beginning after December 15, 2018. We have adopted this standard effective September 25, 2019, the first day of fiscal year 2020. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our consolidated financial statements. We will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirement to reassess the conclusions about historical lease identifications, lease classifications, and initial direct costs. We will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease terms and impairments of right-of-use assets. Additionally, we will elect the short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to leases with a term of 12 months or less.

The adoption of ASU 2016-02 will have a significant impact on the Company’s consolidated balance sheet as we will recognize the right-of-use assets and liabilities for our restaurant operating leases as well as our corporate office lease. We expect to record lease liabilities of approximately $50 to $53 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We also expect to record corresponding right-of-use assets of approximately $42 to $44 million, based on the operating lease liabilities adjusted for unamortized deferred rent and lease incentives. We expect to remove net liabilities currently on the consolidated balance sheets of approximately $9 million associated with unamortized deferred rent and lease incentives. The Company is currently evaluating a potential impairment of the right-of-use assets at adoption, which would be recorded to retained earnings at the effective date. In preparation for the adoption of the guidance, the Company is currently finalizing the impact to our accounting policies, processes, disclosures and internal control over financial reporting and has implemented upgrades to its existing lease administration system.

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

2.	Goodwill and Intangible Assets:

The following table presents goodwill and intangible assets as of September 24, 2019 and September 25, 2018 (in thousands):

	September 24, 2019			September 25, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	116	(104)	12	116	(81)	35
Non-compete agreements	65	(26)	39	15	(15)	-
	$181	$(130)	$51	$131	$(96)	$35
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$4,081	$(130)	$3,951	$4,031	$(96)	$3,935

Goodwill	$15,150	$-	$15,150	$15,150	$-	$15,150

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

In February 2019 the Company acquired all of the membership interests of three joint venture entities to which the Company was already a party to and the transaction resulted in an increase to non-compete agreements of $50,000. See Note 7 for additional information.

There were no impairments to intangible assets during the fiscal years ended September 24, 2019 and September 25, 2018. The aggregate amortization expense related to intangible assets subject to amortization was $34,000 and $25,000 in each of the fiscal years ended September 24, 2019 and September 25, 2018, respectively.

The estimated aggregate future amortization expense as of September 24, 2019 is as follows (in thousands):

2020	$28
2021	17
2022	6
$51

3.	Debt and Capital Leases:

	2019	2018
Cadence Bank credit facility	12,850	7,450

Notes payable with Ally Financial with payments of principal and interest (approximately 5%) due monthly. The loans were secured by vehicles.	-	39
	12,850	7,489
Less current portion	-	(17)
Long term portion	$12,850	$7,472

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the RGWP Repurchase (see Note 7 to the financial statements), to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of September 24, 2019, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.6733%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of September 24, 2019, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $232,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of September 24, 2019, the outstanding balance on borrowings against the facility was $12,850,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 24, 2019, the outstanding face value of such letters of credit was $157,500.

Principal payments on the Cadence Credit Facility are required beginning on March 31, 2020 in $250,000 installments on the last business day each of March, June, September, and December in each calendar year. The total loan commitment is permanently reduced by the corresponding amount of each such repayment on such date.  New borrowings are permitted up to the amount of the loan commitment.  The note matures and is due in its entirety on December 31, 2021.

Total interest expense on notes payable and capital leases was $755,000 and $392,000 for fiscal 2019 and fiscal 2018, respectively.

4.	Other Accrued Liabilities:

Other accrued liabilities consist of the following:

	September 24, 2019*	September 25, 2018
Wages and other employee benefits	$2,636	$2,075
Taxes, other than income tax	1,670	1,516
Other	1,069	861
Total	$5,375	$4,452

*The above amounts include costs associated with the subsequent termination of the Company’s CEO pursuant to a severance and separation agreement totaling $731,000.

5.	Commitments and Contingencies:

As of September 24, 2019, the Company had total commitments outstanding of $221,000 related to a construction contract for one Bad Daddy’s restaurant currently under development. We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

The Company’s office space and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire over the next 18 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid $32,000 and $83,000 in contingent rentals for fiscal 2019 and fiscal 2018, respectively.

Following is a summary of operating lease activity for the fiscal years ended September 24, 2019 and September 25, 2018:

	2019	2018
Minimum rentals	$6,671	$5,972
Less sublease rentals	(239)	(404)
Net rent expense paid	$6,432	$5,568

As of September 24, 2019, future minimum rental commitments required under the Company’s operating leases that have initial or remaining non-cancellable lease terms in excess of one year are as follows:

Years Ending September

2020	$7,256
2021	6,884
2022	6,677
2023	6,348
2024	5,928
Thereafter	18,988
52,081
Less sublease rentals	(1,058)
$51,023

The Company is contingently liable on the sublease rentals disclosed above. The subleased and assigned leases expire between 2020 and 2025. In the past the Company has never been required to pay any significant amount in connection with its guarantees. Currently we have not been notified nor are we aware of any leases in default by the franchisees; however, there can be no assurance that there will not be such defaults in the future which could have a material effect on our future operating results.

6.	Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at the period end:

	2019 Long Term	2018 Long Term
Deferred income tax assets (liabilities):
Tax effect of net operating loss carry-forward	4,631	3,605
General business credits	3,065	2,264
Partnership/joint venture basis differences	(58)	(63)
Deferred revenue	89	111
Property and Equipment basis differences	(1,315)	(1,444)
Intangibles basis differences	(1,107)	(803)
Other accrued liability and asset difference	1,335	1,183
Deferred tax assets	6,640	4,853
Less valuation allowance	(6,640)	(4,853)
Net deferred tax asset (liabilities)	$-	$-

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $3,694,000 from 2019, $4,538,000 from 2018, and $10,229,000 from 2017 and prior for income tax purposes. The net operating loss carry-forwards from periods prior to 2019 expire between 2025 and 2038. Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year. The Company has general business tax credits of $3,065,000 from 2015 through 2019 which expire from 2034 through 2039.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assessed whether a valuation allowance should be recorded against its deferred tax assets based on consideration of all available evidence using a "more likely than not" standard. In assessing the need for a valuation allowance, the company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company's review of this evidence, management determined that a full valuation allowance against all of the Company's deferred tax assets was appropriate.

The following table summarizes the components of the provision for income taxes (in thousands):

	2019	2018
Current income tax benefit (expense)	$-	$-
Deferred income tax benefit (expense)	-	-
Total income tax benefit (expense)	$-	$-

Total income tax expense for the years ended September 24, 2019 and September 25, 2018 differed from the amounts computed by applying the U.S. Federal statutory tax rate to pre-tax income as follows:

	2019	2018
Total benefit computed by applying statutory federal rate	$(1,079)	$(299)
State income tax, net of federal tax benefit	(153)	(41)
FICA/WOTC tax credits	(702)	(612)
Tax Reform Impact	-	1,305
Effect of change in valuation allowance	1,787	(565)
Permanent differences	87	78
Other	60	134
Provision for income taxes	$-	$-

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

In December 2017, the Securities and Exchange Commission provided guidance allowing registrants to record provisional amounts, during a specified measurement period, when the necessary information is not available, prepared, or analyzed in reasonable detail to account for the impact of the TCJA. Due to the continued determination that a full valuation allowance was appropriate to the Company’s deferred tax assets and liabilities, these changes were offset by equal and offsetting change in the valuation allowance. As of September 24, 2019, we have completed our analysis of the revaluation of our deferred tax assets and liabilities, the discrete impact of such as identified above. We continue to assess the impacts of the TCJA on future fiscal years and monitor the Internal Revenue Service guidance intended to interpret the most complex provisions of the TCJA.

7.	Stockholders’ Equity:

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

The Company has the authority to issue 50,000,000 shares of common stock, par value $.001, as of September 24, 2019 there were 12,541,082 shares outstanding.

Stock Plans

The Company has an Omnibus Equity Incentive Compensation Plan (the “2008 Plan”), approved by Stockholders in fiscal 2008, which is the successor equity compensation plan to the Company’s 2001 Stock Option Plan (the “2001 Plan”). Pursuant to stockholder approval in September 2012, February 2014 and February 2016 the total number of shares available for issuance under the 2008 Plan was increased to 1,500,000. The 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), during the third fiscal quarter of 2018, pursuant to shareholder approval. Under the 2018 Plan, the total number of shares available for issuance was set at 750,000 shares. As of September 24, 2019, 239,797 shares were available for future grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and stock-based awards.

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

The Company recorded $719,000 and $417,000 in total stock option and restricted stock compensation expense during fiscal years 2019 and 2018, respectively, that was classified as general and administrative costs. The amount for fiscal 2019 includes stock compensation cost associated with the subsequent termination of the Company’s CEO pursuant to a severance and separation agreement totaling $277,000.

Stock Option Awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during fiscal 2019 and fiscal 2018. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 24, 2019, the Company granted a total of 99,832 incentive stock options, from available shares under its 2018 Plan, with exercise prices between $4.66 and $5.00 and per-share weighted average fair values between $2.68 and $3.16.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Incentive and Non-Statutory Stock Options
	Fiscal Year
	2019	2018*
Expected term (years)	7.5	7.5
Expected volatility	70.65% to 70.80%	75.09% to 80.70%
Risk-free interest rate	3.01% to 3.10%	1.49% to 2.80%
Expected dividends	0	0

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

The following table summarizes stock option activity for fiscal year 2019 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding-beg of year	634,647	$3.36
Options granted (1)	99,832	$4.76
Options exercised	(667)	$4.41
Forfeited	(13,445)	$3.65
Expired	(17,203)	$4.41
Outstanding Sept 24, 2019	703,164	$3.53	6.1
Exercisable Sept 24, 2019	455,710	$3.25	4.9

As of September 24, 2019, the aggregate intrinsic value of the outstanding and exercisable options was $8,000. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 24, 2019, the total remaining unrecognized compensation cost related to non-vested stock options was $350,000 and is expected to be recognized over a weighted average period of approximately 2.19 years.

There were 667 stock options exercised during the fiscal year ended September 24, 2019 with proceeds of approximately $3,000. There were 9,397 stock options exercised during the fiscal year ended September 25, 2018 with proceeds of $29,000.

Restricted Stock Units

During the fiscal year ended September 24, 2019, the Company granted a total of 79,988 restricted stock units from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $3.95 which is equal to the closing price of the stock on the date of the grant. The restricted stock units vest over three years following the grant date.

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

A summary of the status of non-vested restricted stock as of September 24, 2019 and changes during fiscal 2018 is presented below:

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	149,614	$2.70 to $4.18
Granted	79,988	$3.95
Vested	(64,326)	$2.70 to $4.18
Non-vested shares at Sept 24, 2019	165,276	$2.70 to $3.95

As of September 24, 2019, there was $287,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.33 years.

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

The following table summarizes the activity in non-controlling interests during the year ended September 24, 2019 (in thousands):

	Good Times	Bad Daddy’s	Total
Balance at September 25, 2018	$377	$2,861	$3,238
Income attributable to non-controlling interests	$381	$508	$889
Net Distributions to unrelated limited partners	$(426)	$(1,391)	$(1,817)
Purchase of non-controlling interest	$-	$(788)	$(788)
Balance at September 24, 2019	$332	$1,190	$1,522

Our non-controlling interests consist of one joint venture partnership involving Good Times restaurants and eight joint venture partnerships involving five Bad Daddy’s restaurants, including three Bad Daddy’s restaurants that opened during fiscal 2018.

8.	Retirement Plan:

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make contributions on both a pre-tax basis or on an after-tax basis (Roth Contributions). In fiscal 2015 the Company modified the plan to include a provision to make a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contribution expense in fiscal 2019 and 2018 was $225,000 and $201,000, respectively.  The matching contribution typically is contributed to the plan in the fiscal year subsequent to the year in which the expense is recognized.

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

The following tables present information about our reportable segments for the respective periods:

	Fiscal Year
	2019	2018
Revenues
Good Times	$30,635	$31,779
Bad Daddy’s	80,123	67,792
	$110,758	$99,571
Income (loss) from operations
Good Times	$704	$496
Bad Daddy’s	(2,788)	281
Corporate	(1,411)	(405)
	$(3,495)	$372
Capital Expenditures
Good Times	$993	$342
Bad Daddy’s	7,016	10,082
Corporate	70	20
	$8,079	$10,444

Property & Equipment, net
Good Times	$4,890	$5,234
Bad Daddy’s	30,479	29,642
Corporate	308	369
	$35,677	$35,245

10.	Subsequent Events:

CEO Termination

On October 8, 2019, Boyd Hoback’s employment as Chief Executive Officer of Good Times Restaurants Inc. ended by mutual agreement between the Company and Mr. Hoback. Mr. Hoback also resigned from the Company’s Board of Directors. At the same time, the Company appointed the Company’s current Chief Financial Officer, Ryan M. Zink, as acting Chief Executive Officer to serve until such point in time a permanent CEO is named.

Under the terms of a Severance and General Release Agreement dated October 8, 2019 (the “Severance Agreement”) between the Company and Mr. Hoback, Mr. Hoback will receive $629,828.00 in severance payments (the “Severance”), in addition to his accrued rights (compensation, paid time off and expense reimbursement). The Company is also providing Mr. Hoback, among other things, 90 days’ salary ($61,880.00) and employer’s portion of health insurance premiums, in lieu of advance notice of termination. In the event of a change in control of the Company on or before October 8, 2020, Mr. Hoback will also be entitled to $652,112.97 of additional compensation. All payments under the Severance Agreement are subject to applicable withholding. The Severance Agreement contains a customary mutual release of claims by each party thereto, an indemnity in favor of Mr. Hoback and certain post-employment covenants applicable to Mr. Hoback in respect of confidential information and certain other matters.

Under the terms of the Repurchase Option Agreement, Mr. Hoback received 40,697 shares of Common Stock in settlement of Mr. Hoback’s unvested Restricted Stock Units granted under the Company’s 2008 Omnibus Equity Incentive Compensation Plan or its 2018 Omnibus Equity Incentive Plan and, through a cashless exercise, 2,413 shares of Common Stock in respect of all stock options to acquire shares of Common Stock at an exercise price of less than $1.75 per share. The Company granted Mr. Hoback the right to sell to the Company up to 43,110 shares of Common Stock at a price per share of $1.75 (the “Option”) on or before January 3, 2020, subject to any applicable restrictions under the Company’s credit facilities. The Option may only be exercised to effect one sale of shares Common Stock to the Company at one time (i.e., it may not be exercised more than once). The Repurchase Option Agreement is in full satisfaction of any “put” rights of Mr. Hoback under Section 7(f) of his Employment Agreement. Mr. Hoback and the Company made certain customary representations and warranties as more fully set forth in the Repurchase Option Agreement.

Although the termination occurred subsequent to the balance sheet date, the Company assessed it as probable of occurring as of the balance sheet date because certain key elements of the Severance Agreement were agreed to by all parties prior to September 24, 2019, and consistent with various accounting standards, recognized compensation cost of $1,012,000 associated with the event during fiscal 2019, including $277,000 of non-cash stock compensation cost.

Amendment to the Cadence Credit Agreement

On December 9, 2019 the Company Amended the Cadence Credit Agreement, effective September 24, 2019, modifying the credit agreement as follows: (a) amending the definition of “Consolidated EBITDA” for purposes of certain financial covenants contained in the Credit Agreement; (b) providing for repayment of certain loans outstanding under the Credit Agreement in consecutive quarterly installments equal to $250,000 on the last business day of each of March, June, September and December, commencing on March 31, 2020; and (c) permit the Company, under certain circumstances, to make Restricted Payments (as defined in the Credit Agreement) in the form of repurchases or redemptions of certain equity interests of the Company from former directors and officers of the Company in an aggregate amount not to exceed $100,000.

