Form 10-Q
period 2019-12-31
Good Times Restaurants Inc.
filed 2020-02-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 13, 2020, there were 12,577,028 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 31, 2019

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 31, 2019	September 24, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,292	$2,745
Receivables, net of allowance for doubtful accounts of $0	674	810
Prepaid expenses and other	848	220
Inventories	1,205	1,128
Notes receivable	12	12
Total current assets	6,031	4,915
PROPERTY AND EQUIPMENT:
Land and building	4,787	4,787
Leasehold improvements	32,794	32,393
Fixtures and equipment	28,199	27,597
Total property and equipment	65,780	64,777
Less accumulated depreciation and amortization	(30,198)	(29,100)
Total net property and equipment	35,582	35,677
OTHER ASSETS:
Operating lease right-of-use assets, net	51,941	-
Notes receivable, net of current portion	10	13
Deposits and other assets	231	199
Trademarks	3,900	3,900
Other intangibles, net	41	51
Goodwill	15,150	15,150
Total other assets	71,273	19,313

TOTAL ASSETS:	$112,886	$59,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,076	$3,774
Deferred income	79	79
Operating lease liabilities, current	4,611	-
Other accrued liabilities	6,018	5,375
Total current liabilities	13,784	9,228
LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	14,350	12,850
Operating lease liabilities, net of current portion	56,393	-
Deferred and other liabilities	308	8,907
Total long-term liabilities	71,051	21,757
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 12/31/19 and 9/24/19	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,577,028 and 12,541,082 shares issued and outstanding as of 12/31/19 and 09/24/19, respectively	13	13
Capital contributed in excess of par value	58,010	57,936
Treasury stock-at cost-shares 43,110 and 0, respectively	(75)	-
Accumulated deficit	(31,362)	(30,551)
Total Good Times Restaurants Inc. stockholders' equity	26,586	27,398

Non-controlling interests	1,465	1,522
Total stockholders’ equity	28,051	28,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,886	$59,905

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands except share and per share data)

	Quarter Ended
	December 31, 2019 (14 Weeks)	December 25, 2018 (13 Weeks)
NET REVENUES:
Restaurant sales	$30,593	$25,147
Franchise revenues	221	218
Total net revenues	30,814	25,365

RESTAURANT OPERATING COSTS:
Food and packaging costs	9,032	7,523
Payroll and other employee benefit costs	11,819	9,553
Restaurant occupancy costs	2,438	1,965
Other restaurant operating costs	3,276	2,670
Preopening costs	802	627
Depreciation and amortization	1,079	1,034
Total restaurant operating costs	28,446	23,372

General and administrative costs	2,213	1,974
Advertising costs	546	623
Franchise costs	-	7
Gain on restaurant asset sale	(19)	(30)

LOSS FROM OPERATIONS	(372)	(581)

Other expenses:
Interest expense, net	(227)	(160)
Other expenses	-	(1)
Total other expenses, net	(227)	(161)

NET LOSS	(599)	(742)

Income attributable to non-controlling interests	(212)	(309)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(811)	$(1,051)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(.06)	$(.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,596,960	12,504,909

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the fiscal quarters ending December 31, 2019 and December 25, 2018

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2019	-	$-	12,541,082	$13	$57,936	$1,522	$(30,551)	$28,920

Stock-based compensation cost	-	-	-	-	74	-	-	74
Restricted stock unit vesting	-	-	76,643	-	-	-	-	-
Stock option exercise	-	-	2,413	-	-	-	-	-
Non-controlling interests:
Treasury shares purchased	43,110	(75)	(43,110)	-	-	-	-	(75)
Income	-	-	-	-	-	212	-	212
Contributions	-	-	-	-	-	22	-	22
Distributions	-	-	-	-	-	(291)	-	(291)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(811)	(811)

BALANCES, December 31, 2019	43,110	(75)	12,577,028	13	58,010	1,465	(31,362)	28,051

BALANCES, September 26, 2018	-	-	12,481,162	$12	$59,385	$3,238	$(25,414)	$37,221

Stock-based compensation cost	-	-	-	-	112	-	-	112
Restricted stock unit vesting	-	-	40,949	1	-	-	-	1
Stock option exercise	-	-	667	-	3	-	-	3
Non-controlling interests:
Income	-	-	-	-	-	309	-	309
Contributions	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	(478)	-	(478)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(1,051)	(1,051)

BALANCES, December 25, 2018	-	$-	12,522,778	$13	$59,500	$3,069	$(26,465)	$36,117

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Fiscal Year to Date
	December 31, 2019	December 25, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(599)	$(742)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,126	1,094
Accretion of deferred rent	-	126
Amortization of lease incentive obligation	-	(121)
Amortization of operating lease assets	1,097	-
Stock-based compensation expense	74	112
Recognition of deferred gain on sale of restaurant building	(9)	(9)
Changes in operating assets and liabilities:
Receivables and other	135	617
Inventories	(77)	(47)
Deposits and other	(668)	(452)
Accounts payable	(99)	43
Deferred liabilities	-	147
Lease incentives receivable	338	-
Operating lease liabilities	(951)	-
Accrued and other liabilities	632	(1,154)
Net cash provided by (used in) operating activities	999	(386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(1,613)	(2,918)
Payments for the purchase of treasury stock	(75)	-
Proceeds from the sale of fixed assets	2	-
Payments received from franchisees and others	3	3
Net cash used in investing activities	(1,683)	(2,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	2,000	2,750
Principal payments on notes payable and long-term debt	(500)	(4)
Proceeds from stock option exercise	-	3
Contributions from non-controlling interests	22	-
Distributions to non-controlling interests	(291)	(478)
Net cash provided by financing activities	1,231	2,271

NET CHANGE IN CASH AND CASH EQUIVALENTS	547	(1,030)

CASH AND CASH EQUIVALENTS, beginning of period	2,745	3,477

CASH AND CASH EQUIVALENTS, end of period	$3,292	$2,447

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$253	$125
Change in accounts payable attributable to the purchase of property and equipment	$(599)	$(782)

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

BD of Colo was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of December 31, 2019, operates thirty-two company-owned and five joint-venture full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of December 31, 2019, operates eighteen Company-owned and seven joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the fiscal quarters ended December 31, 2019 and December 25, 2018. Operating results for the fiscal quarter ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 29, 2020. The condensed consolidated balance sheet as of September 24, 2019 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 24, 2019.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The first quarter of fiscal 2020 ended on December 31, 2019 and consisted of 14 weeks. The first quarter of fiscal 2019 ended on December 25, 2018 and consisted of 13 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $58,000 and $67,000 for the quarters ended December 31, 2019 and December 25, 2018, respectively.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net loss.

Note 2.	Updates to Significant Accounting Policies

Leases

On September 25, 2019, the first day of fiscal year 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." As a result, the Company updated its significant accounting policy for leases. For the impact of the adoption on the Company's consolidated financial statements see Note 3, Recent Accounting Pronouncements and for additional information about our lease arrangements see Note 11, Leases in the notes to our unaudited condensed consolidated financial statements.

The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in most cases the Company is not making rent payments (“Rent Holiday”).

Operating lease assets and liabilities are recognized at the lease commencement date for material leases with a term of greater than 12 months. Operating lease liabilities represent the present value of future minimum lease payments. Since our leases do not provide an implicit rate, our operating lease liabilities are calculated using our estimated incremental borrowing rate based on a collateralized borrowing over the term of each individual lease. Minimum lease payments include only fixed lease components of the agreement, as well as variable rate payments that depend on an index, initially measured using the index at the lease commencement date.

Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepaid or accrued lease payments, initial direct costs and lease incentives. Lease incentives are recognized when earned and reduce our operating lease asset related to the lease. They are amortized through the operating lease assets as reductions of rent expense over the lease term.

Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable.

Note 3.	Recent Accounting Pronouncements

Leases

The Company adopted ASU 2016-02 Leases (Topic 842) on September 25, 2019, the first day of fiscal year 2020. This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This standard is effective for interim and annual periods beginning after December 15, 2018.

We elected the optional transition method option to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our consolidated financial statements. The adoption of this standard had a significant impact on the Company’s consolidated balance sheet as we recognized the right-of-use assets and lease liabilities for our operating leases. The adoption had an immaterial impact on the condensed consolidated statement of operations, cash flows and overall liquidity.

We elected to utilize the three practical expedients permitted within the standard, which eliminates the requirement to reassess the conclusions about historical lease identifications, lease classifications, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease terms and impairments of right-of-use assets. Additionally, we elected to utilize the short-term lease exception policy, which allows us to not apply the recognition requirements of this standard to leases with a term of 12 months or less.

The effect of the changes made to the Company's condensed consolidated balance sheet as of September 25, 2019 for the adoption of ASU 2016-02 Leases (Topic 842) are as follows:

(Tabular dollar amounts in thousands)

Assets	September 24, 2019	Adoption of Leases (Topic 842)	September 25, 2019
Non-current assets:
Operating lease assets	-	51,165	51,165
Liabilities
Current Liabilities:
Operating lease liability	-	4,346	4,346
Non-current liabilities:
Accrued deferred rent	2,881	(2,881)	-
Deferred lease incentives	5,698	(5,698)	-
Operating lease liabilities, less current portion	-	55,398	55,398

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company's consolidated financial statements.

Note 4.	Revenue

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

Note 5.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 31, 2019 and September 24, 2019 (in thousands):

	December 31, 2019			September 24, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$116	$(110)	$6	$116	$(104)	$12
Non-compete agreements	50	(15)	35	65	(26)	39
	166	(125)	41	181	(130)	51
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$4,066	$(125)	$3,941	$4,081	$(130)	$3,951

Goodwill	$15,150	$-	$15,150	$15,150	$-	$15,150

The Company had no goodwill impairment losses in the periods presented in the above table or any prior periods.

There were no impairments to intangible assets during the quarter ended December 31, 2019. The aggregate amortization expense related to these intangible assets subject to amortization was $10,000 for the quarter December 31, 2019.

The estimated aggregate future amortization expense as of December 31, 2019 is as follows (in thousands):

Remainder of 2020	$18
2021	17
2022	6
$41

Note 6.	Common Stock

On January 26, 2015, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") which was declared effective by the SEC on March 25, 2015. The registration statement allows the Company to issue common stock from time to time up to an aggregate amount of $75 million, of which $22,688,052 has been issued.

Note 7.	Stock-Based Compensation

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

Our net loss for the quarter ended December 31, 2019 and December 25, 2018 includes $75,000 and $112,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended December 31, 2019. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the quarter ended December 31, 2019, there were no incentive stock options granted.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Quarter Ended December 25, 2018 Incentive and Non-Qualified Stock Options

Expected term (years)	7.5
Expected volatility	70.65% to 70.80%
Risk-free interest rate	3.01% to 3.10%
Expected dividends	-

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

The following table summarizes stock option activity for the quarter ended December 31, 2019 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)

Outstanding at beginning of year	703,164	$3.53
Options exercised	(15,646)	$1.48
Expired	(8,579)	$3.45
Outstanding December 31, 2019	678,939	$3.57	5.9
Exercisable December 31, 2019	478,730	$3.40	5.0

As of December 31, 2019, the aggregate intrinsic value of the outstanding and exercisable options was $2,000 and $2,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 31, 2019, the total remaining unrecognized compensation cost related to non-vested stock options was $319,000 and is expected to be recognized over a weighted average period of approximately 2 years.

There were 15,646 stock options exercised that resulted in an issuance of 2,413 shares during the quarter ended December 31, 2019 with no proceeds in conjunction with the termination of the Company’s CEO pursuant to a severance and separation agreement. There were 667 stock options exercised during the quarter ended December 25, 2018 with proceeds of approximately $3,000.

Restricted Stock Units

During the quarter ended December 31, 2019, the Company granted a total of 46,336 restricted stock units from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $1.54 which is equal to the closing price of the stock on the date of the grant. The restricted stock units vest three years following the grant date.

During the quarter ended December 25, 2018, the Company granted a total of 79,988 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $3.95 which is equal to the closing price of the stock on the date of the grant. The restricted stock grant vests over three years following the grant date.

A summary of the status of non-vested restricted stock as of December 31, 2019 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	165,275	$2.70 to $3.95
Granted	46,336	$1.54
Vested	(86,499)	$2.70 to $4.18
Non-vested shares at December 31, 2019	125,112	$2.70 to $4.18

As of December 31, 2019, there was $313,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1.2 years.

Note 8.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the RGWP Repurchase (see Note 8 to the financial statements), to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make “Restricted Payments” (as defined in the Cadence Credit Facility). In the form of repurchases or redemptions of certain equity interests of the Company from former directors and officers of the Company in an aggregate amount not to exceed $100,000. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of December 31, 2019, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.275%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of December 31, 2019, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and various amendments, the Company has paid loan origination costs including professional fees of approximately $292,000 since the inception of the credit facility and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of December 31, 2019, the outstanding balance on borrowings against the facility was $14,350,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 31, 2019, the outstanding face value of such letters of credit was $157,500.

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

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock units for 804,051 and 900,307 shares of common stock were not included in computing diluted EPS for the quarters ended December 31, 2019 and December 25, 2018, respectively, because their effects were anti-dilutive.

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

Note 11.	Leases

The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The initial lease terms range from 10 years to 20 years, most of which include renewal options of 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years.

Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance charges, and various other expenses related to properties, which are expensed as incurred.

Components of operating lease costs are as follows for the fiscal quarter ended December 31, 2019:

Lease cost	Classification	Total
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,934
Variable lease cost	Occupancy	20
Sublease income	Occupancy	(100)
		$1,854

Weighted average lease term and discount rate are as follows:

December 31, 2019
Weighted average remaining lease term (in years)	11.0

Weighted average discount rate	5.0%

Supplemental cash flow disclosures for the fiscal quarter ended December 31, 2019:

December 31, 2019
Cash paid for operating lease liabilities	$1,713
Non-cash operating lease assets obtained in exchange for operating lease liabilities	$2,211

Supplemental balance sheet disclosures:

Right-of-use assets	Operating lease assets	$51,941

Current lease liabilities	Operating lease liability	$4,611
Non-current lease liabilities	Operating lease liability, less current portion	56,393
Total lease liabilities		$61,004

Future minimum rent payments for our operating leases for each of the next five years as of December 31, 2019 are as follows:

Fiscal year ending:	Total
Remainder of 2020	$5,657
2021	7,459
2022	7,382
2023	7,473
2024	7,429
Thereafter	44,719
Total minimum lease payments	80,119
Less: imputed interest	(19,115)
Present value of lease liabilities	$61,004

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting, future minimum rent payments for our operating leases for each of the next five years and in total are as follows as of September 24, 2019:

Fiscal year ending:	Total
2020	$7,256
2021	6,884
2022	6,677
2023	6,348
2024	5,928
Thereafter	18,988
Total minimum lease payments	52,081
Less: sublease rentals	(1,058)
Net minimum lease payments	$51,023

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

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

Two of these restaurants are Good Times restaurants in the greater Denver metropolitan area. We recorded a non-cash charge of $391,000, related to the impairment of these restaurants in the fiscal quarter ending September 24, 2019. In July of 2019, the Company entered into a sublease agreement for one of these two restaurants whereby the Company, upon lease commencement subject to due diligence provisions, will receive sublease income substantially equal to its cash lease costs associated with this location. We continued to operate the restaurant until December 31, 2019 and the sublease commenced in early February 2020.

Three of these restaurants are Bad Daddy’s restaurants, two in the Denver/front-range communities of Colorado and Greenville, South Carolina. We recorded non-cash charges of $2,380,000 related to the impairment of these restaurants during the fiscal quarter ending September 24, 2019.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 31, 2019 and December 25, 2018.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of December 31, 2019, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $15,054,000 of goodwill attributable to its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized as of December 31, 2019 and December 25, 2018.

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the quarters ended December 31, 2019 and December 25, 2018. These losses resulted in an increase in the related deferred tax assets; however, full valuation allowances were made which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the quarter ended December 31, 2019 and December 25, 2018 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2016 through 2019. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 31, 2019.

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

The following table summarizes the activity in non-controlling interests during the quarter ended December 31, 2019 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 24, 2019	$1,190	$332	$1,522
Income	133	79	212
Contributions	22	-	22
Distributions	(186)	(105)	(291)
Balance at December 31, 2019	$1,159	$306	$1,465

Our non-controlling interests consist of one joint venture partnership involving seven Good Times restaurants and five joint-venture partnerships involving five Bad Daddy’s restaurants.

Note 15.	Segment Reporting

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended
	December 31, 2019	December 25, 2018
Revenues
Bad Daddy’s	$22,902	$18,341
Good Times	7,912	7,024
	$30,814	$25,365
Income (loss) from operations
Bad Daddy’s	$(485)	$(568)
Good Times	164	74
Corporate	(51)	(87)
	$(372)	$(581)
Payments for the purchase of property and equipment
Bad Daddy’s	$1,577	$2,486
Good Times	15	388
Corporate	21	44
	$1,613	$2,918

	December 31, 2019	September 24, 2019
Property and equipment, net
Bad Daddy’s	$30,560	$30,479
Good Times	4,741	4,890
Corporate	281	308
	$35,582	$35,677

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company’s form 10-K for the fiscal year ended September 24, 2019. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2019.

Overview.

Good Times Restaurant Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and franchises/licenses full-service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (Bad Daddy’s) and operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (Good Times).

We are focused on targeted unit growth of the Bad Daddy’s concept while at the same time growing same store sales and improving the profitability of both the Bad Daddy’s and the Good Times concepts.

Growth Strategies and Outlook.

We believe there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets forth key elements of our growth strategy:

•	Relentlessly pursue same stores sales at both concepts

•	Improve operational efficiencies and expense management

•	Pursue disciplined and targeted growth of Bad Daddy’s Burger Bar restaurants

Restaurant locations.

As of December 31, 2019, we operated, franchised or licensed a total of thirty-nine Bad Daddy’s restaurants and thirty-three Good Times restaurants. The following table presents the number of restaurants operating at the end of the first fiscal quarters of 2020 and 2019.

Company-Owned/Co-Developed/Joint-Venture:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2020	2019	2020	2019	2020	2019
Alabama	1	-	-	-	1	-
Colorado	12	12	25	26	37	38
Georgia	4	4	-	-	4	4
North Carolina	14	13	-	-	14	13
Oklahoma	1	1	-	-	1	1
South Carolina	3	1	-	-	3	1
Tennessee	2	1	-	-	2	1
Total	37	32	25	26	62	58

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2020	2019	2020	2019	2020	2019
Colorado	-	-	6	7	6	7
North Carolina	1	1	-	-	1	1
South Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	2	2	8	9	10	11

Results of Operations

The following presents certain historical financial information of our operations. This financial information includes results for our quarter ended December 31, 2019 and December 25, 2018.

Net Revenues. Net revenues for the quarter ended December 31, 2019 increased $5,449,000 or 21.5% to $30,814,000 from $25,365,000 for the quarter ended December 25, 2018. Bad Daddy’s concept revenues increased $4,561,000 while our Good Times concept revenues increased $888,000.

Bad Daddy’s restaurant sales increased $4,563,000 to $22,813,000 for the quarter ended December 31, 2019 from $18,250,000 for the quarter ended December 25, 2018, primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the quarter ended December 31, 2019, and the impact of the 53rd week of the fiscal year. We estimate the impact of the extra week of sales to be approximately $2,015,000. Bad Daddy’s same store restaurant sales decreased 3.4% during the quarter ended December 31, 2019 compared to the same prior-year quarter. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase for the quarter ended December 31, 2019 over the same prior-year quarter was approximately 2.5%. There were twenty-five restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were reduced by $2,000 in lower franchise royalties and license fees compared to the prior-year quarter. Franchise revenues in the current and prior year quarters each include franchisee advertising contributions of $4,000.

Good Times restaurant sales increased $883,000 to $7,780,000 for the quarter ended December 31, 2019 from $6,897,000 for the quarter ended December 25, 2018. Good Times same store restaurant sales increased 5.8% during the quarter ended December 31, 2019 compared to the same prior-year quarter and benefitted from an extra operating week which we estimate contributed approximately $460,000.The average menu price increase for the quarter ended December 31, 2019 over the same prior-year quarter was approximately 5.7%. Franchise revenues increased $5,000 for the quarter ended December 31, 2019, compared to the same prior year period. Franchise revenues for the current and prior year quarters include franchisee advertising contributions of $55,000 and $63,000, respectively.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended December 31, 2019 increased $1,509,000 to $9,032,000 (29.5% of restaurant sales) from $7,523,000 (29.9% of restaurant sales) for the quarter ended December 25, 2018.

Bad Daddy’s food and packaging costs were $6,618,000 (29.0% of restaurant sales) for the quarter ended December 31, 2019, up from $5,269,000 (28.9% of restaurant sales) for the quarter ended December 25, 2018. This increase is primarily due to a greater number of operating restaurants during the current quarter versus the same quarter in the prior year. The increase as a percent of sales is due to purchase price increases in all of our primary proteins, mostly offset by year-over-year increases in menu prices.

Good Times food and packaging costs were $2,414,000 (31.0% of restaurant sales) for the quarter ended December 31, 2019, up from $2,254,000 (32.7% of restaurant sales) for the quarter ended December 25, 2018. This decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended December 31, 2019 increased $2,266,000 to $11,819,000 (38.6% of restaurant sales) from $9,553,000 (38.0% of restaurant sales) for the quarter ended December 25, 2018.

Bad Daddy’s payroll and other employee benefit costs were $8,841,000 (38.8% of restaurant sales) for the quarter ended December 31, 2019 up from $6,982,000 (38.3% of restaurant sales) in the same prior year period. The $1,859,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the quarter ended December 31, 2019. As a percent of sales, payroll and employee benefits costs increased by 0.5%, as increased wages, particularly for kitchen workers, increased in all states due to a competitive market for workers, and due to statutory wage increases for front-of-house employees in Colorado, all of which combined exceeded the impact of our year-over-year menu price increases.

Good Times payroll and other employee benefit costs were $2,978,000 (38.3% of restaurant sales) in the quarter ended December 31, 2019, up from $2,571,000 (37.3% of restaurant sales) in the same prior-year period. The $407,000 increase was partially attributable to the increase in same store sales as well as an increase to the average wage paid to our employees. As a percent of sales, payroll and employee benefits costs increased by 1.0%, primarily related to the average wage paid to our employees, which increased approximately 9.5% in the quarter ended December 31, 2019 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Occupancy Costs. Occupancy costs for the quarter ended December 31, 2019 increased $473,000 to $2,438,000 (8.0% of restaurant sales) from $1,965,000 (7.8% of restaurant sales) for the quarter ended December 25, 2018.

Bad Daddy’s occupancy costs were $1,644,000 (7.2% of restaurant sales) for the quarter ended December 31, 2019 up from $1,277,000 (7.0% of restaurant sales) in the same prior year period. The $367,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the quarter ended December 31, 2019. The increase as a percentage of sales was due to general increases in our operating lease costs.

Good Times occupancy costs were $794,000 (10.2% of restaurant sales) in the quarter ended December 31, 2019, up from $688,000 (10.0% of restaurant sales) in the same prior year period. The $106,000 increase was primarily attributable to an $84,000 increase in our operating lease costs.

Other Operating Costs. Other operating costs for the quarter ended December 31, 2019, increased $606,000 to $3,276,000 (10.7% of restaurant sales) from $2,670,000 (10.6% of restaurant sales) for the quarter ended December 25, 2018.

Bad Daddy’s other operating costs were $2,565,000 (11.2% of restaurant sales) for the quarter ended December 31, 2019 up from $2,041,000 (11.2% of restaurant sales) in the same prior year period. The $524,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the quarter ended December 31, 2019. The percentage increase was primarily attributable to approximately $131,000 of increased commissions paid to delivery service providers in the current year compared to the prior year, offset by decreases in other general restaurant supplies and expenses.

Good Times other operating costs were $711,000 (9.1% of restaurant sales) in the quarter ended December 31, 2019, up from $629,000 (9.1% of restaurant sales) in the same prior year period. The increase was primarily attributable to an approximate $40,000 increase in commissions paid to delivery service providers offset by decreases in other general restaurant supplies and expenses.

New Store Preopening Costs. In the quarter ended December 31, 2019, we incurred $802,000 of preopening costs compared to $627,000 for the quarter ended December 25, 2018. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are primarily attributable to four restaurants: two that opened late during the fourth quarter of fiscal 2019, and two restaurants that opened during the current quarter. In the prior-year period, pre-opening costs are related to the one Bad Daddy’s restaurant opened during the first fiscal quarter of 2019, one that opened during the second quarter of fiscal 2019 and two that opened during the fourth quarter of fiscal 2019. Preopening costs typically occur over a period of approximately five months. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended December 31, 2019, increased $45,000 from $1,034,000 in the quarter ended December 25, 2018 to $1,079,000.

Bad Daddy’s depreciation costs increased $51,000 from $816,000 in the quarter ended December 25, 2018 to $867,000 in the quarter ended December 31, 2019. This increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the quarter ended December 31, 2019, partially offset by the reduced depreciation resulting from asset impairment charges recorded in the fourth quarter of fiscal 2019. There were five more Bad Daddy’s restaurants open at the end of the current fiscal quarter compared to the prior year fiscal quarter.

Good Times depreciation costs decreased $6,000 from $218,000 in the quarter ended December 25, 2018 to $212,000 in the quarter ended December 31, 2019.

General and Administrative Costs. General and administrative costs for the quarter ended December 31, 2019, increased $239,000 to $2,213,000 (7.2% of total revenue) from $$1,974,000 (7.8%) of total revenues) for the quarter ended December 25, 2018.

The $239,000 increase in general and administrative expenses in the quarter ended December 31, 2019 is primarily attributable to:

•	Increase in training and recruiting costs of $55,000
•	Increase in expected employee medical claims costs of $50,000
•	Increase in costs associated with district management of $72,000, of which approximately $20,000 is related to the extra operating week in the current quarter and the remainder is primarily related to additional district management for our east coast Bad Daddy’s markets,
•	Increase in professional fees of $139,000
•	Decrease of $37,000 in incentive stock compensation costs
•	Net decreases in all other expenses of $40,000

For the balance of the fiscal year, we expect general and administrative costs to continue to be stable or decline slightly from fiscal 2019 to fiscal 2020 as we focus on reducing turnover and associated training costs.

Advertising Costs. Advertising costs for the quarter ended December 31, 2019, decreased $77,000 to $546,000 (1.8% of total revenue) from $623,000 (2.5% of total revenue) for the quarter ended December 25, 2018.

Bad Daddy’s advertising costs were $235,000 (1.0% of total revenue) in the quarter ended December 31, 2019 compared to $251,000 (1.4% of total revenue) in the same prior year period. The $16,000 decrease was primarily attributable to rolling over a media buy in the prior year quarter ending December 25, 2018 in the Colorado market that was incurred by those restaurants, partially offset by an increase in advertising fund contributions related to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the quarter ended December 31, 2019. The current and prior year quarters include advertising costs of $4,000 of costs associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $311,000 (3.9% of total revenue) in the quarter ended December 31, 2019 compared to $372,000 (5.3% of total revenue) in the same prior year period. This $61,000 decline is due primarily to reduced contributions made to the regional advertising cooperative. The current and prior year quarters include advertising costs of $55,000 and $63,000, respectively, of costs associated with franchise advertising contributions.

Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide television and radio advertising, social media and on-site and point-of-purchase. The percentage contribution paid to the regional advertising cooperative was reduced at the start of the current fiscal year associated with a change in expected media mix. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues. As a percentage of total revenue, we expect advertising costs to remain relatively stable at approximately 3.9% of total revenue for the Good Times segment.

Franchise Costs. Franchise costs were $0 and $7,000 for the quarters ended December 31, 2019 and December 25, 2018, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for the quarter ended December 31, 2019 was $19,000 compared to a gain of $30,000 in the quarter ended December 25, 2018.

$9,000 of the gain in the current and prior years is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants. The additional gain of $10,000 in the current year is related to the sale of miscellaneous restaurant equipment. The additional gain of $21,000 in the prior year is related to insurance claim reimbursements where assets were destroyed.

Loss from Operations. The loss from operations was $372,000 in the quarter ended December 31, 2019 compared to a loss of $581,000 in the quarter ended December 25, 2018.

The change in the loss from operations for the quarter ended December 31, 2019 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs," and “Advertising Costs” sections above.

Net Loss. The net loss was $599,000 for the quarter ended December 31, 2019 compared to a net loss of $742,000 in the quarter ended December 25, 2018.

The change from the quarter ended December 31, 2019 to the quarter ended December 25, 2018 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs," and “Advertising Costs” sections above as well as an increase in net interest expense of $67,000 for the quarter ended December 31, 2019 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended December 31, 2019, the income attributable to non-controlling interests was $212,000 compared to $309,000 for the quarter ended December 25, 2018.

$133,000 of the current quarter’s income is attributable to the BDI joint-venture restaurants, compared to $250,000 in the same prior year period. This $117,000 decrease is primarily due to the elimination of non-controlling interests beginning in the second fiscal quarter of 2019 associated with the repurchase of interests in the three Raleigh area restaurants. $79,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $59,000 in the same prior year period.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the fiscal third quarters:

	Quarter Ended
	December 31, 2019	December 25, 2018
Adjusted EBITDA:
Net loss, as reported	$(811)	$(1,051)
Depreciation and amortization[1]	1,069	993
Interest expense, net	227	160
EBITDA	485	102
Preopening expense	801	605
Non-cash stock-based compensation	75	112
Non-recurring severance cost	41	-
GAAP rent-cash cash difference	121	(43)
Non-cash gain on disposal of asset	(9)	(9)
Adjusted EBITDA	$1,514	$767

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2019, we had a working capital deficit of $7,753,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors. The working capital deficit may increase when new Bad Daddy’s and Good Times restaurants are opened. We believe that with our ability to access the Cadence Bank credit facility in addition to cash flow generated from our existing restaurants, that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2020. As of December 31, 2019, we had no commitments outstanding related to construction contracts for Bad Daddy’s restaurants currently under development.

Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. Effective September 25, 2019, the first day of fiscal year 2020, our existing lease obligations are reflected in our consolidated balance sheets as operating lease assets and lease liabilities in accordance with Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)". See Note 2, Updates to Significant Accounting Policies and Note 11, Leases, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.

Financing

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the RGWP Repurchase (see Note 8 to the financial statements), to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make “Restricted Payments” (as defined in the Cadence Credit Facility). In the form of repurchases or redemptions of certain equity interests of the Company from former directors and officers of the Company in an aggregate amount not to exceed $100,000. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of December 31, 2019, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 5.275%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of December 31, 2019, the Company was in compliance with the covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and various amendments, the Company has paid loan origination costs including professional fees of approximately $292,000 since the inception of the credit facility and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of December 31, 2019, the outstanding balance on borrowings against the facility was $14,350,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 31, 2019, the outstanding face value of such letters of credit was $157,500.

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

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2020 primarily include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants.

Cash Flows

Net cash provided by operating activities was $999,000 for the quarter ended December 31, 2019. The net cash provided by operating activities for the quarter ended December 31, 2019 was the result of a net loss of $599,000 as well as cash and non-cash reconciling items totaling $1,598,000 (these reconciling items are comprised of 1) depreciation and amortization of general assets of $1,126,000, 2) amortization of operating lease assets of $1,097,000, 3) stock-based compensation expense of $74,000, 4) a increase in receivables and other assets of $610,000, 5) a decrease in deferred liabilities and accrued expenses of $632,000 , 6) a decrease in accounts payable of $99,000 and 7) a net increase in amounts related to our operating leases of $613,000.

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

Net cash used in investing activities for the quarter ended December 31, 2019 was $1,683,000 which primarily reflects the purchases of property and equipment of $1,613,000 and the purchase of treasury stock of $75,000. Purchases of property and equipment is comprised of the following:

•	$1,508,000 in costs for the development of Bad Daddy’s locations

•	$69,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$15,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$21,000 for miscellaneous capital expenditures related to our corporate office

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

Net cash provided by financing activities for the quarter ended December 31, 2019 was $1,231,000, which includes principal payments on notes payable and long-term debt of $500,000, borrowings on notes payable and long-term debt of $2,000,000, contributions from non-controlling interests of $22,000 and distributions to non-controlling interests of $291,000.

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

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2019 were approximately 4.4%, and we raised menu prices approximately 4.0% during the first quarter of fiscal 2020. The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2019 were approximately 1.5% on average. We raised menu prices during the first quarter of fiscal 2019 approximately 2.4%. Commodity prices have increased since the end of fiscal 2019 and have been elevated in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. When combined with anticipated menu price increases, we expect Good Times’ and Bad Daddy’s’ food and packaging costs to be relatively consistent or slightly elevated compared with the current quarter, as a percentage of sales during the remainder of fiscal 2020.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales in December, January, February and March.

Recent Accounting Pronouncements

On September 25, 2019, the first day of fiscal year 2020, the Company adopted the FASB ASU 2016-02, Leases (Topic 842). See notes 2, 3 and 11 to the condensed consolidated financial statements above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10Q, the Company’s Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than controls implemented to account under FASB ASU 2016-02, Leases (Topic 842).

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2019 filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the termination of employment of Boyd Hoback, the Company’s former Chief Executive Officer, the Company and Mr. Hoback entered into a Repurchase Option Agreement dated October 9, 2019.  On December 5, 2019, Mr. Hoback provided notice of his intention to exercise his option to sell under this Agreement and the Company purchased 43,110 shares of Common Stock from Mr. Hoback at a price per share of $1.75.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906
10.1	Severance Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.2	Repurchase Option Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.2 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.3	Cadence Bank Fourth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 13, 2019 (File No. 000-18590) and incorporated herein by reference)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: February 14, 2020

Ryan M. Zink Acting Chief Executive Officer Chief Financial Officer and Treasurer

