Form 10-Q
period 2020-03-31
Good Times Restaurants Inc.
filed 2020-05-15
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 12,591,028 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 31, 2020

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 31, 2020	September 24, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,056	$2,745
Receivables, net of allowance for doubtful accounts of $0	699	810
Prepaid expenses and other	585	220
Inventories	1,078	1,128
Notes receivable	12	12
Total current assets	6,430	4,915
PROPERTY AND EQUIPMENT:
Land and building	4,752	4,787
Leasehold improvements	33,044	32,393
Fixtures and equipment	28,355	27,597
Total property and equipment	66,151	64,777
Less accumulated depreciation and amortization	(35,663)	(29,100)
Total net property and equipment	30,488	35,677
OTHER ASSETS:
Operating lease right-of-use assets, net	50,898	-
Notes receivable, net of current portion	7	13
Deposits and other assets	216	199
Trademarks	3,900	3,900
Other intangibles, net	31	51
Goodwill	5,150	15,150
Total other assets	60,202	19,313

TOTAL ASSETS:	$97,120	$59,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$16,750	$-
Accounts payable	3,096	3,774
Deferred income	79	79
Operating lease liabilities, current	4,634	-
Other accrued liabilities	3,397	5,375
Total current liabilities	27,956	9,228
LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	-	12,850
Operating lease liabilities, net of current portion	55,589	-
Deferred and other liabilities	286	8,907
Total long-term liabilities	55,875	21,757
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 03/31/20 and 9/24/19	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,591,028 and 12,541,082 shares issued and outstanding as of 03/31/20 and 09/24/19, respectively	13	13
Capital contributed in excess of par value	58,085	57,936
Treasury stock-at cost-shares 43,110 and 0, respectively	(75)	-
Accumulated deficit	(46,278)	(30,551)
Total Good Times Restaurants Inc. stockholders' equity	11,745	27,398

Non-controlling interests	1,544	1,522
Total stockholders’ equity	13,289	28,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,120	$59,905

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	March 31, 2020 (13 Weeks)	March 26, 2019 (13 Weeks)	March 31, 2020 (27 Weeks)	March 26, 2019 (26 Weeks)
NET REVENUES:
Restaurant sales	$25,998	$26,954	$56,591	$52,101
Franchise revenues	184	213	405	431
Total net revenues	26,182	27,167	56,996	52,532

RESTAURANT OPERATING COSTS:
Food and packaging costs	7,620	7,903	16,652	15,426
Payroll and other employee benefit costs	9,874	10,228	21,693	19,781
Restaurant occupancy costs	2,212	2,165	4,650	4,130
Other restaurant operating costs	3,233	2,968	6,509	5,638
Preopening costs	159	193	961	820
Depreciation and amortization	1,113	1,089	2,192	2,123
Total restaurant operating costs	24,211	24,546	52,657	47,918

General and administrative costs	1,636	2,054	3,849	4,028
Advertising costs	510	542	1,056	1,165
Franchise costs	8	16	8	23
Impairment of goodwill	10,000	-	10,000	-
Impairment of long-lived assets	4,359	-	4,359	-
Gain on restaurant asset sale	(9)	(9)	(28)	(39)

INCOME (LOSS) FROM OPERATIONS	(14,533)	18	(14,905)	(563)

Other Expenses:
Interest expense, net	(209)	(199)	(436)	(359)
Other income	-	1	-	-
Total other expenses, net	(209)	(198)	(436)	(359)

NET LOSS	$(14,742)	$(180)	$(15,341)	$(922)
Income attributable to non-controlling interests	(174)	(270)	(386)	(579)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,916)	$(450)	$(15,727)	$(1,501)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to Common Shareholders	$(1.19)	$(.04)	$(1.25)	$(.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,583,643	12,522,778	12,590,549	12,513,844

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date March 31, 2020

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2019	-	$-	12,541,082	$13	$57,936	$1,522	$(30,551)	$28,920

Stock-based compensation cost	-	-	-	-	74	-	-	74
Restricted stock unit vesting	-	-	76,643	-	-	-	-	-
Stock option exercise	-	-	2,413	-	-	-	-	-
Non-controlling interests:
Treasury shares purchased	43,110	(75)	(43,110)	-	-	-	-	(75)
Income	-	-	-	-	-	212	-	212
Contributions	-	-	-	-	-	22	-	22
Distributions	-	-	-	-	-	(291)	-	(291)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(811)	(811)

BALANCES, December 31, 2019	43,110	(75)	12,577,028	13	58,010	1,465	(31,362)	28,051
Stock-based compensation cost	-	-	-	-	75	-	-	75
Restricted stock unit vesting	-	-	14,000	-	-	-	-	-
Stock option exercise	-	-	-	-	-	-	-	-
Non-controlling interests:
Income	-	-	-	-	-	174	-	174
Contributions	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	(95)	-	(95)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(14,916)	(14,916)

BALANCES, March 31, 2020	43,110	(75)	12,591,028	$13	$58,085	$1,544	$(46,278)	$13,289

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date March 26, 2019

(In thousands, except share and per share data)

	Preferred Stock		Common Stock
	Issued Shares	Par Value	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 26, 2018	-	$-	12,481,162	$12	$59,385	$3,238	$(25,414)	$37,221

Stock-based compensation cost	-	-	-		112	-	-	112
Restricted stock unit vesting	-	-	40,949	1		-	-	1
Stock option exercise	-	-	667	-	3	-	-	3
Income attributable to non-controlling interests	-	-	-	-	-	309	-	309
Distributions to unrelated limited partners	-	-	-	-	-	(478)	-	(478)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(1,051)	(1,051)

BALANCES, December 25, 2018	-	$-	12,522,778	$13	$59,500	$3,069	$(26,465)	$36,117
Stock-based compensation cost	-	-	-	-	109	-	-	109
Income attributable to non-controlling interests	-	-	-	-	-	270	-	270
Distributions to unrelated limited partners	-	-	-	-	-	(408)	-	(408)
Purchase of non-controlling interest	-	-	-	-	(2,171)	(788)	-	(2,959)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(450)	(450)

BALANCES, March 26, 2019	-	$-	12,522,778	$13	$57,438	$2,143	$(26,915)	$32,679

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date
	March 31, 2020 (27 Weeks)	March 26, 2019 (26 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,341)	$(922)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,287	2,248
Accretion of deferred rent	-	273
Amortization of lease incentive obligation	-	(242)
Amortization of operating lease assets	2,054	-
Increase in ROU assets	(30)	-
Impairment of goodwill	10,000	-
Impairment of long-lived assets	4,359	-
Stock-based compensation expense	149	221
Recognition of deferred gain on sale of restaurant building	(18)	(18)
Changes in operating assets and liabilities:
Receivables and other	448	1,138
Inventories	50	(22)
Deposits and other	(400)	(556)
Accounts payable	(144)	(32)
Deferred liabilities	-	368
Operating lease liabilities	(1,616)	-
Accrued and other liabilities	(2,002)	31
Net cash provided by (used in) operating activities	(204)	2,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(1,954)	(3,793)
Payments for the purchase of treasury stock	(75)	-
Payments for the purchase of non-controlling interests	-	(2,724)
Proceeds from the sale of fixed assets	2	8
Payments received from franchisees and others	6	7
Net cash used in investing activities	(2,021)	(6,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	5,300	6,150
Principal payments on notes payable and long-term debt	(1,400)	(1,330)
Proceeds from stock option exercise	-	3
Contributions from non-controlling interests	22	-
Distributions to non-controlling interests	(386)	(886)
Net cash provided by financing activities	3,536	3,937

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,311	(78)

CASH AND CASH EQUIVALENTS, beginning of period	2,745	3,477

CASH AND CASH EQUIVALENTS, end of period	$4,056	$3,399

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$408	$312
Change in accounts payable attributable to the purchase of property and equipment	$(534)	$(1,006)
Increase in accrued liabilities attributable to the purchase of Non-controlling interest	$-	$285

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

BD of Colo was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of March 31, 2020, operates thirty-two company-owned and five joint-venture full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of March 31, 2020, operates eighteen Company-owned and seven joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2020 and the results of its operations and its cash flows for the two fiscal quarters ended March 31, 2020 and March 26, 2019. Operating results for the two fiscal quarters ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 29, 2020. The condensed consolidated balance sheet as of September 24, 2019 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 24, 2019.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The first quarter of fiscal 2020 ended on December 31, 2019 and consisted of 14 weeks. The first quarter of fiscal 2019 ended on December 25, 2018 and consisted of 13 weeks. The year-to-date periods ended March 31, 2020 and March 26, 2019 consisted of 27 weeks and 26 weeks, respectively.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $109,000 and $132,000 for the first two quarters of 2020 and 2019, respectively.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net loss.

COVID-19

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the 13-week and 27-week periods ended March 31, 2020. During portions of the month of March 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Additionally, our Good Times Burgers and Frozen Custard restaurants experienced reduced volumes during the month of March 2020.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business, however we expect that the impact to our results from operations for the 13-week period ended June 30, 2020 will be more significant than the impact for the 13-week period ended March 31, 2020. Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

In addition, while we have taken actions to manage our liquidity position in response to COVID-19, we may need to seek additional sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur.

Note 2.	Updates to Significant Accounting Policies

Leases

On September 25, 2019, the first day of fiscal year 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." As a result, the Company updated its significant accounting policy for leases. For the impact of the adoption on the Company's consolidated financial statements see Note 3, Recent Accounting Pronouncements and for additional information about our lease arrangements see Note 10, Leases in the notes to our unaudited condensed consolidated financial statements.

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

Note 5.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 31, 2020 and September 24, 2019 (in thousands):

	March 31, 2020			September 24, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$116	$(116)	$-	$116	$(104)	$12
Non-compete agreements	50	(19)	31	65	(26)	39
	166	(135)	31	181	(130)	51
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$4,066	$(135)	$3,931	$4,081	$(130)	$3,951

Goodwill	$5,150	$-	$5,150	$15,150	$-	$15,150

As discussed further in Note 11, the Company recorded a $10,000,000 impairment to goodwill in the second fiscal quarter of 2020 related to goodwill attributable to its Bad Daddy’s reporting unit.

There were no impairments to intangible assets during the two quarters ended March 31, 2020. The aggregate amortization expense related to these intangible assets subject to amortization was $20,000 for the two quarters ended March 31, 2020.

The estimated aggregate future amortization expense as of March 31, 2020 is as follows (in thousands):

Remainder of 2020	$8
2021	17
2022	6
$31

Note 6.	Stock-Based Compensation

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

Our net loss for the two quarters ended March 31, 2020 and March 26, 2019 includes $149,000 and $221,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended March 31, 2020. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the two quarters ended March 31, 2020, there were no incentive stock options granted.

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

Quarter Ended March 26, 2019 Incentive and Non-Qualified Stock Options

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

The following table summarizes stock option activity for the quarter ended March 31, 2020 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)

Outstanding at beginning of year	703,164	$3.53
Options exercised	(15,646)	$1.48
Forfeited	(45,963)	$3.78
Expired	(8,579)	$3.45
Outstanding March 31, 2020	632,976	$3.56	5.6
Exercisable March 31, 2020	457,872	$3.37	4.7

As of March 31, 2020, the aggregate intrinsic value of the outstanding and exercisable options was $3,000 and $3,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of March 31, 2020, the total remaining unrecognized compensation cost related to non-vested stock options was $243,000 and is expected to be recognized over a weighted average period of approximately 1.9 years.

There were 15,646 stock options exercised that resulted in an issuance of 2,413 shares during the two quarters ended March 31, 2020 with no proceeds in conjunction with the termination of the Company’s CEO pursuant to a severance and separation agreement. There were 667 stock options exercised during the two quarters ended March 26, 2019 with proceeds of approximately $3,000.

Restricted Stock Units

During the two quarters ended March 31, 2020, the Company granted a total of 60,336 restricted stock units from available shares under its 2018 Plan. 46,336 shares were issued with a grant date fair market value of $1.54 which is equal to the closing price of the stock on the date of the grant, these restricted stock units vest three years following the grant date. 14,000 shares were issued with a grant date fair market value of $1.67 which is equal to the closing price of the stock on the date of the grant, these restricted stock units vested on their grant date.

During the two quarters ended March 26, 2019, the Company granted a total of 79,988 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $3.95 which is equal to the closing price of the stock on the date of the grant. The restricted stock grant vests over three years following the grant date.

A summary of the status of non-vested restricted stock as of March 31, 2020 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	165,275	$2.70 to $3.95
Granted	60,336	$1.54 to $1.67
Forfeited	(8,992)	$3.55 to $3.95
Vested	(100,499)	$1.67 to $4.18
Non-vested shares at March 31, 2020	116,120	$2.70 to $4.18

As of March 31, 2020, there was $244,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 1 years.

Note 7.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019, the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019, the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make “Restricted Payments” (as defined in the Cadence Credit Facility) in the form of repurchases or redemptions of certain equity interests of the Company from former directors and officers of the Company in an aggregate amount not to exceed $100,000. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of March 31, 2020, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 4.531%.

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

As of March 31, 2020, the outstanding balance on borrowings against the facility was $16,750,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 31, 2020, the outstanding face value of such letters of credit was $157,500.

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

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of March 31, 2020, the Company was in compliance with the minimum fixed charge coverage ratio and liquidity covenants under the Cadence Credit Facility but was not in compliance with the maximum leverage ratio covenant.

On April 14, 2020, Good Times Restaurants Inc. (the “Borrower”) and each of its wholly-owned subsidiaries, as guarantors, entered into a Consent and Forbearance Agreement effective March 31, 2020 (the “Forbearance Agreement”) with respect to the Cadence Credit Facility. The Borrower informed Cadence that certain events of default may occur as a result of Borrower’s failure to comply with certain financial covenants for the fiscal quarter ended on or about March 31, 2020 (collectively, the “Potential Events of Default”). Pursuant to the terms of the Forbearance Agreement, during the Forbearance Period (as defined below), Cadence agreed to forbear from exercising any available rights and remedies under the Cadence Credit Facility to the extent such rights and remedies arise exclusively as a result of the Potential Events of Default. Further, Cadence agreed that it will consent to the Borrower’s request to defer the principal payment (the “Payment Deferral”) on the loans due on March 31, 2020 until the Maturity Date (as defined in the Cadence Credit Facility).

The forbearance period (the “Forbearance Period”) will expire on the earliest to occur of (a) any default or event of default other than the Potential Events of Default, (b) the breach by the Borrower or any guarantor of any covenant or provisions of the Forbearance Agreement; and (c) 11:59 p.m. (Eastern time) on June 30, 2020.

Although Cadence is forbearing from exercising certain remedies and rights through June 30, 2020 pursuant to the Forbearance Agreement, the Company expects further forbearance will be required at the expiration of the Forbearance Period due to the negative financial impacts of COVID-19. While the Company believes that it will be able to successfully negotiate further forbearance terms with Cadence at that time, no assurances can be made. As such, consistent with ASC 470, the Company has classified the entire outstanding balance on the Cadence Credit Facility as current.

Note 8.	Net Income (Loss) per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock grants and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. Options and restricted stock units for 749,096 and 892,766 shares of common stock were not included in computing diluted EPS for the two quarters ended March 31, 2020 and March 26, 2019, respectively, because their effects were anti-dilutive.

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

The Company and a third-party are both primary tenants on a lease related to a former Good Times restaurant.  The third-party has an agreement with the Company to pay all amounts due under this lease.  The third party operated the restaurant under a franchise agreement and is also a current franchisee of another Good Times restaurant and is the non-controlling partner in seven joint-venture Good Times restaurants.  The Company performs accounting services for the third-party and has direct visibility to its financial position and credit worthiness.   Based upon its assessment of such, the Company has not recorded any liability associated with this obligation as it does not expect to be required to pay any amount on the obligation.

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

Note 10.	Leases

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

Components of operating lease costs are as follows for the fiscal quarter ended March 31, 2020:

Lease cost	Classification	Total
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,836
Variable lease cost	Occupancy	20
Sublease income	Occupancy	(130)
		$1,726

Components of operating lease costs are as follows for the two fiscal quarters ended March 31, 2020:

Lease cost	Classification	Total
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$3,770
Variable lease cost	Occupancy	40
Sublease income	Occupancy	(230)
		$3,580

Weighted average lease term and discount rate are as follows:

March 31, 2020
Weighted average remaining lease term (in years)	10.8

Weighted average discount rate	5.0%

Supplemental cash flow disclosures for the two fiscal quarters ended March 31, 2020:

March 31, 2020
Cash paid for operating lease liabilities	$3,504

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$2,095

Supplemental balance sheet disclosures:

		March 31, 2020
Right-of-use assets	Operating lease assets	$50,898

Current lease liabilities	Operating lease liability	$4,634
Non-current lease liabilities	Operating lease liability, less current portion	55,589
Total lease liabilities		$60,223

Future minimum rent payments for our operating leases for each of the next five years as of March 31, 2020 are as follows:

Fiscal year ending:	Total
Remainder of 2020	$3,817
2021	7,491
2022	7,456
2023	7,547
2024	7,504
Thereafter	44,985
Total minimum lease payments	78,800
Less: imputed interest	(18,577)
Present value of lease liabilities	$60,223

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

Two of these restaurants are Good Times restaurants in the greater Denver metropolitan area. We recorded a non-cash charge of $391,000, related to the impairment of these restaurants in the fiscal quarter ending September 24, 2019. In July of 2019, the Company entered into a sublease agreement for one of these two restaurants whereby the Company, upon lease commencement subject to due diligence provisions, will receive sublease income substantially equal to its cash lease costs associated with this location. We continued to operate the restaurant until December 31, 2019, the tenant took possession on January 1, 2020 and we expect the sublease to commence in late May 2020.

Three of these restaurants are Bad Daddy’s restaurants, two in the Denver/front-range communities of Colorado and Greenville, South Carolina. We recorded non-cash charges of $2,380,000 related to the impairment of these restaurants during the fiscal quarter ending September 24, 2019.

Given the results of our analysis at March 31, 2020, we identified five additional restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets.

The restaurants are all Bad Daddy’s restaurants, two in North Carolina and one each in Tennessee, Georgia and Colorado. We recorded non-cash charges of $4,359,000 related to the impairment of these restaurants during the quarter ending March 31, 2020.

There were no impairments in the two fiscal quarters ending March 26, 2019.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 31, 2020 and March 26, 2019.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of March 31, 2020, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,054,000 of goodwill attributable to its Bad Daddy’s reporting unit.

In March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where the Company operates to issue stay-at-home orders, leading to an unexpected significant disruption to the Company's business requiring the Company to close its restaurant dining rooms and operate its Bad Daddy’s restaurants under a delivery and carry-out model. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a sustained decline in the Company's stock price were determined to be indicators of impairment for its Bad Daddy’s reporting unit. As such, using Level 3 inputs, the Company performed a quantitative goodwill impairment assessment using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, and a discount rate that approximates the Company's weighted average cost of capital. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value and recognized a non-cash goodwill impairment charge of $10.0 million, equal to the excess of the Bad Daddy’s reporting unit's carrying value above its fair value. No goodwill impairment charges were recognized related to goodwill attributable to it’s Good Times reporting unit.

Changes in the carrying amount of goodwill for the two quarters ended March 31, 2020 are as follows (in thousands):

Total Goodwill
Balance as of September 24, 2019	$15,150
Impairment of Goodwill	(10,000)
Balance as of March 31, 2020	5,150

Note 12.	Income Taxes

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

The Company has significant net operating loss carry-forwards from prior years and incurred additional net operating losses during the two quarters ended March 31, 2020 and March 26, 2019. These losses resulted in an increase in the related deferred tax assets; however, full valuation allowances were made which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the quarter ended March 31, 2020 and March 26, 2019 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2016 through 2019. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 31, 2020.

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

The following table summarizes the activity in non-controlling interests during the quarter ended March 31, 2020 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 24, 2019	$1,190	$332	$1,522
Income	245	141	386
Contributions	22	-	22
Distributions	(187)	(199)	(386)
Balance at March 31, 2020	$1,270	$274	$1,544

Our non-controlling interests consist of one joint-venture partnership involving seven Good Times restaurants and five joint-venture partnerships involving five Bad Daddy’s restaurants.

Note 14.	Subsequent Events

Nasdaq Listing. On April 24, 2020, the Company received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”), notifying the Company that it no longer satisfies Nasdaq Listing Rule 5550(a)(2) (the “Rule”), which requires the Company to a maintain minimum bid price of $1 per share. Based upon the Company’s closing bid price for the last 30 consecutive business days, the Company no longer meets this requirement. The letter from Nasdaq has no immediate effect on the listing of the Company’s common stock on the Nasdaq Stock Market as Nasdaq rules provide for a 180-day period in which to regain compliance.

In addition, due to the current extraordinary economic conditions, Nasdaq has tolled the compliance period through June 30, 2020 (the “Tolling Period”) which extends the time for the Company to regain compliance to December 28, 2020. If at any time during the Tolling Period or the 180-day period (beginning July 1, 2020), the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide the Company written confirmation of compliance with the minimum bid price rule and the matter will be closed. If the Company does not regain compliance before December 28, 2020, the Company may be eligible for an additional 180 calendar days, provided the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, except for the minimum bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal the Nasdaq staff’s determination to a Nasdaq Healings Panel.

The Company will continue to actively monitor the closing bid price of its common stock and will evaluate available options to resolve the deficiency and regain compliance with the minimum bid price rule. There can be no assurance that the Company will be able to regain compliance with the Rule and thereby to maintain the listing of its common stock on the Nasdaq Capital Market.

Paycheck Protection Program Loans. On May 7, 2020, Good Times Restaurants Inc., and three of its wholly-owned subsidiaries, BDI, Drive Thru. and BD of Colo (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”), which is sponsored by the Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The Loans are evidenced by individual promissory notes of each of the Borrowers dated April 29, 2020 executed by each Borrower on May 7, 2020 (together, the “Notes”) in favor of the Lender which Notes bear interest at the rate of 1.00% per annum. All or a portion of the Loans may be forgiven by the SBA upon application by the Borrowers accompanied by documentation of expenditures in accordance with SBA requirements under the PPP, which includes employees being kept on the payroll for eight weeks after the date of the Loans and the proceeds of such Loans being used for payroll, rent, mortgage interest or utilities. The SBA and the Treasury continue to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. The Company continues to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. However, in the absence of final guidance or regulations and based on the Company’s projected ability to use the loan proceeds for qualifying expenses, the Company cannot give any assurance that the Loans will be forgivable in whole or in part.

In the event that any portion of the Loans are not forgiven in accordance with the PPP, following a deferral period that ends November 2, 2020, the Company will be required to pay the Lender monthly payments of principal and interest to repay the PPP Loan in full on or before April 29, 2022. The Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Notes contain certifications and agreements related to the PPP, as well as customary default and other provisions.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	March 31, 2020 (13 Weeks)	March 26, 2019 (13 Weeks)	March 31, 2020 (27 Weeks)	March 26, 2019 (26 Weeks)
Revenues
Bad Daddy’s	$19,369	$20,474	$42,271	$38,815
Good Times	6,813	6,693	14,725	13,717
	$26,182	$27,167	$56,996	$52,532
Income (loss) from operations
Bad Daddy’s	$(14,515)	$374	$(15,000)	$(194)
Good Times	45	(219)	209	(145)
Corporate	(63)	(137)	(114)	(224)
	$(14,533)	$18	$(14,905)	$(563)
Capital expenditures
Bad Daddy’s	$264	$632	$1,841	$3,118
Good Times	72	241	87	629
Corporate	5	2	26	46
	$341	$875	$1,954	$3,793

	March 31, 2020	September 24, 2019
Property and equipment, net
Bad Daddy’s	$25,710	$30,479
Good Times	4,523	4,890
Corporate	255	308
	$30,488	$35,677

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the disclosure of risk factors in the Company’s form 10-K for the fiscal year ended September 24, 2019. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I)	The disruption to our business from the novel coronavirus (COVID-19) pandemic and the impact of the pandemic on our results of operations, financial condition and prospects. The disruption and effect on our business may vary depending on the duration and extent of the COVID-19 pandemic and the impact of federal, state and local governmental actions and customer behavior in response to the pandemic.

(II)	We compete with numerous well-established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(II)	We may be negatively impacted if we experience same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

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

COVID-19

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the 13-week and 27-week periods ended March 31, 2020. During portions of the month of March 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Additionally, our Good Times Burgers and Frozen Custard restaurants experienced reduced volumes during the month of March 2020.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business, however we expect that the impact to our results from operations for the 13-week period ended June 30, 2020 will be more significant than the impact for the 13-week period ended March 31, 2020. Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

In addition, while we have taken actions to manage our liquidity position in response to COVID-19, such as temporary reductions in management pay, temporary reductions in work force, extended vendor payment terms and applying for Paycheck Protection Program loans, we may need to seek additional sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur.

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

Restaurant locations.

As of March 31, 2020, we operated, franchised or licensed a total of thirty-nine Bad Daddy’s restaurants and thirty-three Good Times restaurants. The following table presents the number of restaurants operating at the end of the second fiscal quarters of 2020 and 2019.

Company-Owned/Co-Developed/Joint-Venture:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2020	2019	2020	2019	2020	2019
Alabama	1	-	-	-	1	-
Colorado	12	12	25	26	37	38
Georgia	4	4	-	-	4	4
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	3	1	-	-	3	1
Tennessee	2	1	-	-	2	1
Total	37	33	25	26	62	59

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2020	2019	2020	2019	2020	2019
Colorado	-	-	6	7	6	7
North Carolina	1	1	-	-	1	1
South Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	2	2	8	9	10	11

Results of Operations

Fiscal quarter ended March 31, 2020 compared to fiscal quarter ended March 26, 2019:

Net Revenues. Net revenues for the quarter ended March 31, 2020 decreased $985,000 or 3.6% to $26,182,000 from $27,167,000 for the quarter ended March 26, 2019. Bad Daddy’s concept revenues decreased $1,105,000 while our Good Times concept revenues increased $120,000.

Bad Daddy’s restaurant sales decreased $1,085,000 to $19,300,000 for the quarter ended March 31, 2020 from $20,384,000 for the quarter ended March 26, 2019. Sales were positively impacted by four new restaurants opened in fiscal 2019 and two new restaurants opened in the two quarters ended March 31, 2020, offset by the negative impact of our dining room closures due to the COVID-19 pandemic. Bad Daddy’s same store restaurant sales decreased 15.7% during the quarter ended March 31, 2020 compared to the same prior-year quarter, substantially driven by decreases during the last three weeks of the quarter when dining rooms were closed. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase for the quarter ended March 31, 2020 over the same prior-year quarter was approximately 3.1%. There were twenty-nine restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were reduced by $20,000 in lower franchise royalties and license fees compared to the prior-year quarter. Franchise revenues in the current and prior year quarters include franchisee advertising contributions of $3,000 and $4,000, respectively.

Good Times restaurant sales increased $128,000 to $6,698,000 for the quarter ended March 31, 2020 from $6,570,000 for the quarter ended March 26, 2019. Good Times same store restaurant sales increased 3.0% during the quarter ended March 31, 2020 compared to the same prior-year quarter. One restaurant that was closed for remodeling in the prior year quarter was not included in the same store sales group. The average menu price increase for the quarter ended March 31, 2020 over the same prior-year quarter was approximately 6.6%. Franchise revenues increased $6,000 for the quarter ended March 31, 2020, compared to the same prior year period. Franchise revenues for the current and prior year quarters include franchisee advertising contributions of $47,000 and $61,000, respectively.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended March 31, 2020 decreased $283,000 to $7,620,000 (29.3% of restaurant sales) from $7,903,000 (29.3% of restaurant sales) for the quarter ended March 26, 2019.

Bad Daddy’s food and packaging costs were $5,559,000 (28.8% of restaurant sales) for the quarter ended March 31, 2020, down from $5,804,000 (28.5% of restaurant sales) for the quarter ended March 26, 2019. This decrease is primarily attributable to lower restaurant sales during the current quarter versus the same quarter in the prior year. The increase as a percent of sales is due to purchase price increases in all of our primary proteins, mostly offset by year-over-year increases in menu prices.

Good Times food and packaging costs were $2,061,000 (30.8% of restaurant sales) for the quarter ended March 31, 2020, up from $2,099,000 (31.9% of restaurant sales) for the quarter ended March 26, 2019. This decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended March 31, 2020 decreased $354,000 to $9,874,000 (38.0% of restaurant sales) from $10,228,000 (37.9% of restaurant sales) for the quarter ended March 26, 2019.

Bad Daddy’s payroll and other employee benefit costs were $7,351,000 (38.1% of restaurant sales) for the quarter ended March 31, 2020 down from $7,669,000 (37.6% of restaurant sales) in the same prior year period. The $244,000 decrease is primarily attributable to lower restaurant sales during the current quarter versus the same quarter in the prior year. As a percent of sales, payroll and employee benefits costs increased by 0.5%, as for most of the quarter, increased wages, particularly for kitchen workers, increased in all states due to a competitive market for workers, and due to statutory wage increases for front-of-house employees in Colorado. These factors combined with the deleveraging impacts of the significant sales reductions that accompanied dining room closures during the last three weeks of the quarter exceeded the impact of our year-over-year menu price increases.

Good Times payroll and other employee benefit costs were $2,523,000 (37.7% of restaurant sales) in the quarter ended March 31, 2020, down from $2,559,000 (39.0% of restaurant sales) in the same prior-year period. The $36,000 decrease was partially attributable to labor saving initiatives implemented during the current fiscal quarter as well as labor efficiencies gained though higher average menu pricing. As a percent of sales, payroll and employee benefits costs decreased by 1.3% in the quarter ended March 31, 2020 compared to the same prior year period. The average wage paid to our employees increased approximately 7.1% in the quarter ended March 31, 2020 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Occupancy Costs. Occupancy costs for the quarter ended March 31, 2020 increased $47,000 to $2,212,000 (8.5% of restaurant sales) from $2,165,000 (8.0% of restaurant sales) for the quarter ended March 26, 2019.

Bad Daddy’s occupancy costs were $1,471,000 (7.6% of restaurant sales) for the quarter ended March 31, 2020 up from $1,354,000 (6.6% of restaurant sales) in the same prior year period. The $177,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the quarter ended March 31, 2020. The increase as a percentage of sales was due to general increases in our operating lease costs as well as the deleveraging effect of lower restaurant sales.

Good Times occupancy costs were $741,000 (11.1% of restaurant sales) in the quarter ended March 31, 2020, down from $811,000 (12.3% of restaurant sales) in the same prior year period. The $70,000 decrease was primarily attributable to decreases in our operating lease costs and property taxes.

Other Operating Costs. Other operating costs for the quarter ended March 31, 2020, increased $265,000 to $3,233,000 (12.4% of restaurant sales) from $2,968,000 (11.0% of restaurant sales) for the quarter ended March 26, 2019.

Bad Daddy’s other operating costs were $2,565,000 (13.3% of restaurant sales) for the quarter ended March 31, 2020 up from $2,333,000 (11.4% of restaurant sales) in the same prior year period. The $232,000 increase was partially attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the quarter ended March 31, 2020 as well as a $143,000 increase in commissions paid to delivery service providers in the current year compared to the prior year. The percentage increase was primarily attributable to the increased commissions paid to delivery service providers in the current year compared to the prior year, offset by decreases in other general restaurant supplies and expenses.

Good Times other operating costs were $668,000 (10.0% of restaurant sales) in the quarter ended March 31, 2020, up from $635,000 (9.7% of restaurant sales) in the same prior year period. The increase was primarily attributable to an approximate $54,000 increase in commissions paid to delivery service providers offset by decreases in other general restaurant supplies and expenses.

New Store Preopening Costs. In the quarter ended March 31, 2020, we incurred $159,000 of preopening costs compared to $193,000 for the quarter ended March 26, 2019. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are primarily attributable to $100,000 of non-cash operating lease costs associated with two future Bad Daddy’s restaurants, as well as costs associated with two restaurants that opened in the first fiscal quarter of 2020. In the prior-year period, pre-opening costs are related to the one Bad Daddy’s restaurant opened during the second fiscal quarter of 2019 and two that opened during the fourth quarter of fiscal 2019. Preopening costs typically occur over a period of approximately five months. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended March 31, 2020, increased $24,000 to $1,113,000 from $1,089,000 in the quarter ended March 26, 2019.

Bad Daddy’s depreciation and amortization costs for the quarter ended March 31, 2020, increased $35,000 to $898,000 from $863,000 in the quarter ended March 26, 2019. This increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter 2020, partially offset by the reduced depreciation resulting from asset impairment charges recorded in the fourth quarter of fiscal 2019. There were four more Bad Daddy’s restaurants open at the end of the current fiscal quarter compared to the prior year fiscal quarter.

Good Times depreciation and amortization costs for the quarter ended March 31, 2020, decreased $11,000 to $215,000 from $226,000 in the quarter ended March 26, 2019.

General and Administrative Costs. General and administrative costs for the quarter ended March 31, 2020, decreased $418,000 to $1,636,000 (6.3% of total revenue) from $2,054,000 (7.6%) of total revenues) for the quarter ended March 26, 2019.

The $418,000 decrease in general and administrative expenses in the quarter ended March 31, 2020 is primarily attributable to:

•	Decrease in training and recruiting costs of $113,000
•	Decrease in administrative related payroll and benefit costs of $203,000
•	Decrease in costs associated with district management of $110,000 primarily related to reduced district management for our east coast Bad Daddy’s markets,
•	Net increases in all other expenses of $8,000

For the balance of the fiscal year, we expect general and administrative costs to continue to decline from fiscal 2019 to fiscal 2020 as we focus on reducing turnover and associated training costs.

Advertising Costs. Advertising costs for the quarter ended March 31, 2020, decreased $32,000 to $510,000 (1.9% of total revenue) from $542,000 (2.0% of total revenue) for the quarter ended March 26, 2019.

Bad Daddy’s advertising costs were $240,000 (1.2% of total revenue) in the quarter ended March 31, 2020 compared to $191,000 (0.9% of total revenue) in the same prior year period. The increase was primarily attributable to $52,000 in costs incurred in the current quarter related to a local radio advertising campaign in the Charlotte, North Carolina area. The current and prior year quarters include advertising costs of $3,000 and $4,000, respectively, of costs associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $270,000 (4.0% of total revenue) in the quarter ended March 31, 2020 compared to $351,000 (5.3% of total revenue) in the same prior year period. This $81,000 decline is due primarily to reduced contributions made to the regional advertising cooperative. The current and prior year quarters include advertising costs of $48,000 and $62,000, respectively, of costs associated with franchise advertising contributions.

Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide television and radio advertising, social media and on-site and point-of-purchase. The percentage contribution paid to the regional advertising cooperative was reduced at the start of the current fiscal year associated with a change in expected media mix. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues. As a percentage of total revenue, we expect advertising costs to remain relatively stable at approximately 4.0% of total revenue for the Good Times segment.

Franchise Costs. Franchise costs were $8,000 and $16,000 for the quarters ended March 31, 2020 and March 26, 2019, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for both quarters ended March 31, 2020 and March 26, 2019 was $9,000.

The gain in the current and prior years is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Impairment Costs: Impairment costs were $14,359,000 and $0 for the quarters ended March 31, 2020 and March 26, 2019, respectively. $4,359,000 of the costs in the current quarter are related to five Bad Daddy’s restaurants’ assets that were impaired and $10,000,000 is attributable to an impairment of goodwill related to our Bad Daddy’s reporting unit.

Income/Loss from Operations. The loss from operations was $14,533,000 in the quarter ended March 31, 2020 compared to income from operations of $18,000 in the quarter ended March 26, 2019.

The change in the income/loss from operations for the quarter ended March 31, 2020 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Asset Impairment Costs” sections above.

Net Loss. The net loss was $14,742,000 for the quarter ended March 31, 2020 compared to a net loss of $180,000 in the quarter ended March 26, 2019.

The change from the quarter ended March 31, 2020 to the quarter ended March 26, 2019 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Asset Impairment Costs” sections above as well as an increase in net interest expense of $10,000 for the quarter ended March 31, 2020 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended March 31, 2020, the income attributable to non-controlling interests was $174,000 compared to $270,000 for the quarter ended March 26, 2019.

$112,000 of the current quarter’s income is attributable to the BDI joint-venture restaurants, compared to $234,000 in the same prior year period. This $121,000 decrease is primarily due to the elimination of non-controlling interests beginning in the second fiscal quarter of 2019 associated with the repurchase of interests in the three Raleigh area restaurants as well as reduced restaurant level profitability in the current fiscal quarter. $62,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $36,000 in the same prior year period.

Fiscal two quarters ended March 31, 2020 compared to fiscal quarter ended March 26, 2019:

Net Revenues. Net revenues for the two quarters ended March 31, 2020 increased $4,464,000 or 8.5% to $56,996,000 from $52,532,000 for the two quarters ended March 26, 2019. Bad Daddy’s concept revenues increased $3,456,000 while our Good Times concept revenues increased $1,008,000.

Bad Daddy’s restaurant sales increased $3,479,000 to $42,113,000 for the two quarters ended March 31, 2020 from $38,634,000 for the two quarters ended March 26, 2019, primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020, and the impact of the 53rd week of the fiscal year. We estimate the impact of the extra week of sales to be approximately $2,015,000. Bad Daddy’s same store restaurant sales decreased 9.7% during the two quarters ended March 31, 2020 compared to the same prior-year two quarters, substantially driven by decreases during the last three weeks of the quarter when dining rooms were closed. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase for the two quarters ended March 31, 2020 over the same prior-year two quarters was approximately 2.8%. There were twenty-nine restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were reduced by $22,000 in lower franchise royalties and license fees compared to the prior-year two quarters primarily related to the Charlotte Airport licensee. Franchise revenues in the current and prior year quarters include franchisee advertising contributions of $7,000 and $8,000, respectively.

Good Times restaurant sales increased $1,011,000 to $14,478,000 for the two quarters ended March 31, 2020 from $13,467,000 for the two quarters ended March 26, 2019. Good Times same store restaurant sales increased 4.5% during the two quarters ended March 31, 2020 compared to the same prior-year two quarters and benefitted from an extra operating week in the first fiscal quarter of 2020 which we estimate contributed approximately $460,000.The average menu price increase for the two quarters ended March 31, 2020 over the same prior-year two quarters was approximately 6.2%. Franchise revenues increased $19,000 for the two quarters ended March 31, 2020, compared to the same prior year period. Franchise revenues for the current and prior year quarters include franchisee advertising contributions of $102,000 and $125,000, respectively.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the two quarters ended March 31, 2020 increased $1,226,000 to $16,652,000 (29.4% of restaurant sales) from $15,426,000 (29.6% of restaurant sales) for the two quarters ended March 26, 2019.

Bad Daddy’s food and packaging costs were $12,177,000 (28.9% of restaurant sales) for the two quarters ended March 31, 2020, up from $11,073,000 (28.7% of restaurant sales) for the two quarters ended March 26, 2019. This increase is primarily due to a greater number of operating restaurants during the current two quarters versus the same two quarters in the prior year. The increase as a percent of sales is due to purchase price increases in all of our primary proteins, mostly offset by year-over-year increases in menu prices.

Good Times food and packaging costs were $4,475,000 (30.9% of restaurant sales) for the two quarters ended March 31, 2020, up from $4,353,000 (32.3% of restaurant sales) for the two quarters ended March 26, 2019. This decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the two quarters ended March 31, 2020 increased $1,912,000 to $21,693,000 (38.3% of restaurant sales) from $19,781,000 (38.0% of restaurant sales) for the two quarters ended March 26, 2019.

Bad Daddy’s payroll and other employee benefit costs were $16,192,000 (38.4% of restaurant sales) for the two quarters ended March 31, 2020 up from $14,651,000 (37.9% of restaurant sales) in the same prior year period. The $1,541,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020. As a percent of sales, payroll and employee benefits costs increased by 0.5%, as increased wages, particularly for kitchen workers, increased in all states due to a competitive market for workers, and due to statutory wage increases for front-of-house employees in Colorado, all of which combined exceeded the impact of our year-over-year menu price increases.

Good Times payroll and other employee benefit costs were $5,501,000 (38.0% of restaurant sales) in the two quarters ended March 31, 2020, up from $5,130,000 (38.1% of restaurant sales) in the same prior-year period. The $371,000 increase was partially attributable to the increase in same store sales as well as an increase to the average wage paid to our employees. As a percent of sales, payroll and employee benefits costs decreased by 0.1%, compared to the same prior year period. The average wage paid to our employees increased approximately 8.4% in the two quarters ended March 31, 2020 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate.

Occupancy Costs. Occupancy costs for the two quarters ended March 31, 2020 increased $520,000 to $4,650,000 (8.2% of restaurant sales) from $4,130,000 (7.9% of restaurant sales) for the two quarters ended March 26, 2019.

Bad Daddy’s occupancy costs were $3,115,000 (7.4% of restaurant sales) for the two quarters ended March 31, 2020 up from $2,632,000 (6.8% of restaurant sales) in the same prior year period. The $483,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020. The increase as a percentage of sales was due to general increases in our operating lease costs.

Good Times occupancy costs were $1,535,000 (10.6% of restaurant sales) in the two quarters ended March 31, 2020, up from $1,498,000 (11.1% of restaurant sales) in the same prior year period. The $37,000 decrease was primarily attributable to decreases in our operating lease costs and property taxes.

Other Operating Costs. Other operating costs for the two quarters ended March 31, 2020, increased $871,000 to $6,509,000 (11.5% of restaurant sales) from $5,638,000 (10.8% of restaurant sales) for the two quarters ended March 26, 2019.

Bad Daddy’s other operating costs were $5,130,000 (12.2% of restaurant sales) for the two quarters ended March 31, 2020 up from $4,374,000 (11.3% of restaurant sales) in the same prior year period. The $756,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020 as well as an increase of $268,000 in commissions paid to delivery service providers. The percentage increase was primarily attributable to the increased commissions paid to delivery service providers in the current year compared to the prior year, offset by decreases in other general restaurant supplies and expenses.

Good Times other operating costs were $1,379,000 (9.5% of restaurant sales) in the two quarters ended March 31, 2020, up from $1,264,000 (9.4% of restaurant sales) in the same prior year period. The increase was primarily attributable to an approximate $94,000 increase in commissions paid to delivery service providers.

New Store Preopening Costs. In the two quarters ended March 31, 2020, we incurred $961,000 of preopening costs compared to $820,000 for the two quarters ended March 26, 2019. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current two quarters are primarily attributable to four restaurants: two that opened late during the fourth quarter of fiscal 2019, and two restaurants that opened during the first fiscal quarter of 2020. In addition, the current two quarters includes $100,000 of non-cash operating lease costs associated with two future Bad Daddy’s restaurants, In the prior-year period, pre-opening costs are related to the one Bad Daddy’s restaurant opened during the second fiscal quarter of 2019, and two that opened during the fourth quarter of fiscal 2019. Preopening costs typically occur over a period of approximately five months. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the two quarters ended March 31, 2020, increased $69,000 to $2,192,000 from $2,123,000 in the two quarters ended March 26, 2019.

Bad Daddy’s depreciation and amortization costs for the two quarters ended March 31, 2020, increased $86,000 to $1,765,000 from $1,679,000 in the two quarters ended March 26, 2019. This increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020, partially offset by the reduced depreciation resulting from asset impairment charges recorded in the fourth quarter of fiscal 2019. There were four more Bad Daddy’s restaurants open at the end of the current fiscal quarter compared to the prior year fiscal quarter.

Good Times depreciation and amortization costs for the two quarters ended March 31, 2020, decreased $17,000 to $427,000 from $444,000 in the two quarters ended March 26, 2019.

General and Administrative Costs. General and administrative costs for the two quarters ended March 31, 2020, decreased $179,000 to $3,849,000 (6.8% of total revenue) from $4,028,000 (7.7%) of total revenues) for the two quarters ended March 26, 2019.

The $179,000 decrease in general and administrative expenses in the two quarters ended March 31, 2020 is primarily attributable to:

•	Decrease in training and recruiting costs of $58,000
•	Decrease in administrative related payroll and benefit costs of $151,000
•	Decrease in costs associated with district management of $39,000 primarily related to reduced district management for our east coast Bad Daddy’s markets
•	Increase in professional fees of $140,000
•	Decrease of $72,000 in incentive stock compensation costs
•	Net increases in all other expenses of $1,000

For the balance of the fiscal year, we expect general and administrative costs to continue to decline slightly from fiscal 2019 to fiscal 2020 as we focus on reducing turnover and associated training costs.

Advertising Costs. Advertising costs for the two quarters ended March 31, 2020, decreased $109,000 to $1,056,000 (1.9% of total revenue) from $1,165,000 (2.2% of total revenue) for the two quarters ended March 26, 2019.

Bad Daddy’s advertising costs were $475,000 (1.1% of total revenue) in the two quarters ended March 31, 2020 compared to $442,000 (1.4% of total revenue) in the same prior year period. The increase was primarily attributable to $52,000 in costs incurred in the current fiscal quarter related to a local radio advertising campaign in the Charlotte, North Carolina area as well as an increase in advertising fund contributions related to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020. These increases were offset by a decrease attributable to rolling over a media buy in the first fiscal quarter of 2019 in the Colorado market that was incurred by those restaurants. The current and prior year two quarters include advertising costs of $7,000 and $8,000, respectively, of costs associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $581,000 (3.9% of total revenue) in the two quarters ended March 31, 2020 compared to $723,000 (5.3% of total revenue) in the same prior year period. This $142,000 decline is due primarily to reduced contributions made to the regional advertising cooperative. The current and prior year quarters include advertising costs of $102,000 and $125,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $8,000 and $23,000 for the two quarters ended March 31, 2020 and March 26, 2019, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for the two quarters ended March 31, 2020 was $28,000 compared to a gain of $39,000 in the two quarters ended March 26, 2019.

$18,000 of the gain in the current and prior years is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants. The additional gain of $10,000 in the current year is related to the sale of miscellaneous restaurant equipment. The additional gain of $21,000 in the prior year is related to insurance claim reimbursements where assets were destroyed.

Impairment Costs: Impairment costs were $14,359,000 and $0 for the two quarters ended March 31, 2020 and March 26, 2019, respectively. $4,359,000 of the costs in the current two quarters are related to five Bad Daddy’s restaurants’ assets that were impaired and $10,000,000 is attributable to an impairment of goodwill related to our Bad Daddy’s reporting unit.

Loss from Operations. The loss from operations was $14,905,000 in the two quarters ended March 31, 2020 compared to a loss of $563,000 in the two quarters ended March 26, 2019.

The change in the loss from operations for the two quarters ended March 31, 2020 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Asset Impairment Costs” sections above.

Net Loss. The net loss was $15,341,000 for the two quarters ended March 31, 2020 compared to a net loss of $922,000 in the two quarters ended March 26, 2019.

The change from the two quarters ended March 31, 2020 to the two quarters ended March 26, 2019 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Asset Impairment Costs” sections above as well as an increase in net interest expense of $67,000 for the two quarters ended March 31, 2020 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the two quarters ended March 31, 2020, the income attributable to non-controlling interests was $386,000 compared to $579,000 for the two quarters ended March 26, 2019.

$245,000 of the current two quarters’ income is attributable to the BDI joint-venture restaurants, compared to $484,000 in the same prior year period. This $239,000 decrease is primarily due to the elimination of non-controlling interests beginning in the second fiscal quarter of 2019 associated with the repurchase of interests in the three Raleigh area restaurants. $141,000 of the current two quarters’ income is attributable to the Good Times joint-venture restaurants, compared to $95,000 in the same prior year period.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the second fiscal quarter and year-to-date:

	Quarter Ended		Year-to-Date
	March 31, 2020 (13 Weeks)	March 26, 2019 (13 Weeks)	March 31, 2020 (27 Weeks)	March 26, 2019 (26 Weeks)
Adjusted EBITDA:
Net loss, as reported	$(14,916)	$(450)	$(15,727)	$(1,501)
Depreciation and amortization	1,103	1,068	2,172	2,061
Interest expense, net	209	199	436	359
EBITDA	(13,604)	817	(13,119)	919
Preopening expense	159	193	961	799
Non-cash stock-based compensation	75	109	149	221
Non-recurring severance costs	-	-	41	-
GAAP rent-cash cash difference	(144)	37	(23)	(6)
Gain on disposal of assets	(9)	(9)	(28)	(39)
Asset impairment charge	14,359	-	14,359	-
Adjusted EBITDA	$836	$1,147	$2,340	$1,894

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2020, we had a working capital deficit of $21,526,000, which includes $16,750,000 of long-term debt that is classified as current. Our working capital position additionally benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors. We have minimal availability on the Cadence Credit Facility, however, believe that other sources of liquidity provided under the CARES Act will be available to us, such as loans under Paycheck Protection Program and, as such, believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs for the remainder of fiscal 2020. As of March 31, 2020, we had $357,000 in commitments outstanding related to construction contracts for a Bad Daddy’s restaurant currently under development.

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

Financing

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make “Restricted Payments” (as defined in the Cadence Credit Facility) in the form of repurchases or redemptions of certain equity interests of the Company from former directors and officers of the Company in an aggregate amount not to exceed $100,000. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of March 31, 2020, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 4.531%.

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

As of March 31, 2020, the outstanding balance on borrowings against the facility was $16,750,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 31, 2020, the outstanding face value of such letters of credit was $157,500.

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

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of March 31, 2020, the Company was in compliance with the minimum fixed charge coverage ratio and liquidity covenants under the Cadence Credit Facility but was not in compliance with the maximum leverage ratio covenant.

On April 14, 2020, Good Times Restaurants Inc. (the “Borrower”) and each of its wholly-owned subsidiaries, as guarantors, entered into a Consent and Forbearance Agreement effective March 31, 2020 (the “Forbearance Agreement”) with respect to the Cadence Credit Facility. The Borrower informed Cadence that certain events of default may occur as a result of Borrower’s failure to comply with certain financial covenants for the fiscal quarter ended on or about March 31, 2020 (collectively, the “Potential Events of Default”). Pursuant to the terms of the Forbearance Agreement, during the Forbearance Period (as defined below), Cadence agreed to forbear from exercising any available rights and remedies under the Cadence Credit Faciliy to the extent such rights and remedies arise exclusively as a result of the Potential Events of Default. Further, Cadence agreed that it will consent to the Borrower’s request to defer the principal payment (the “Payment Deferral”) on the loans due on March 31, 2020 until the Maturity Date (as defined in the Cadence Credit Facility).

The forbearance period (the “Forbearance Period”) will expire on the earliest to occur of (a) any default or event of default other than the Potential Events of Default, (b) the breach by the Borrower or any guarantor of any covenant or provisions of the Forbearance Agreement; and (c) 11:59 p.m. (Eastern time) on June 30, 2020.

Although Cadence is forbearing from exercising certain remedies and rights through June 30, 2020 pursuant to the Forbearance Agreement, the Company expects further forbearance will be required at the expiration of the Forbearance Period due to the negative financial impacts of COVID-19. The Company believes that it will be able to successfully negotiate new waivers with Cadence at that time, although no assurances can be made. As such, consistent with ASC 470, the Company has classified the entire outstanding balance on the Cadence Credit Facility as current.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2020 primarily include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants.

Cash Flows

Net cash used in operating activities was $204,000 for the two quarters ended March 31, 2020. The net cash provided by operating activities for the two quarters ended March 31, 2020 was the result of a net loss of $15,341,000 as well as cash and non-cash reconciling items totaling $15,137,000 (these reconciling items are comprised of 1) depreciation and amortization of general assets of $2,287,000, 2) amortization of operating lease assets of $2,054,000, 3) stock-based compensation expense of $149,000, 4) impairment costs of 14,359,000 5) an increase in receivables and other assets of $258,000, 6) a decrease in deferred liabilities and accrued expenses of $2,002,000 , 7) a decrease in accounts payable of $144,000 and 8) a net increase in amounts related to our operating leases of $1,308,000.

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

Net cash used in investing activities for the two quarters ended March 31, 2020 was $2,021,000 which primarily reflects the purchases of property and equipment of $1,954,000 and the purchase of treasury stock of $75,000. Purchases of property and equipment is comprised of the following:

•	$1,756,000 in costs for the development of Bad Daddy’s locations

•	$85,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$87,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$26,000 for miscellaneous capital expenditures related to our corporate office

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

Net cash provided by financing activities for the two quarters ended March 31, 2020 was $3,536,000, which includes principal payments on notes payable and long-term debt of $1,400,000, borrowings on notes payable and long-term debt of $5,300,000, contributions from non-controlling interests of $22,000 and distributions to non-controlling interests of $386,000.

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

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2019 were approximately 4.4%, and we raised menu prices approximately 4.0% during the second quarter of fiscal 2020. The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2019 were approximately 1.5% on average. We raised menu prices during the first quarter of fiscal 2019 approximately 2.4%. Commodity prices have increased since the end of fiscal 2019 and have been elevated in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Due to the impact of the COVID-19 pandemic, availability of ground beef and bacon has been limited and prices for those commodities have been more volatile than in recent history. Due to these factors, we are not able to predict the impact of inflation on our food and packaging costs for the balance of the year.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10Q, the Company’s Chief Executive Officer (its principal executive officer and principal financial officer) has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than controls implemented to account under FASB ASU 2016-02, Leases (Topic 842).

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A.	RISK FACTORS

The following risk factor updates the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2019 filed with the Securities and Exchange Commission:

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have significantly disrupted and will continue to disrupt our business, which has and could continue to materially affect our financial condition and operating results for an extended period of time.

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic, as well as our responses to the outbreak, have significantly disrupted and will continue to disrupt our business. In the United States social distancing restrictions have been enacted and in many areas individuals are restricted from non-essential movements outside of their homes. Even when the reopening of all Bad Daddy’s Burger Bar dining rooms is allowed, we may be operating under capacity restrictions for some time as social distancing protocols remain in place. Additionally, an outbreak or perceived outbreak of COVID-19 connected to one or more of our restaurants could cause negative publicity and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, or if individuals will be comfortable returning to our restaurants during or following social distancing protocols. Similarly, we cannot predict the effects the COVID-19 pandemic will have on the restaurant industry as a whole or the share of customer traffic to our restaurants compared to other restaurants. Any of these changes could materially adversely affect our financial performance.

Our restaurant operations could be further disrupted if any of our restaurant staff members is diagnosed with COVID-19, requiring the quarantine of some or all of a restaurant’s staff members and the temporary closure of the restaurant. If a significant percentage of our workforce is unable to work, due to COVID-19 illness, quarantine or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. Our suppliers could be similarly adversely impacted by the COVID-19 outbreak, and we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.

In addition, while we have taken actions to manage our liquidity position in response to COVID-19, such as temporary reductions in management pay, temporary reductions in work force, extended vendor payment terms and applying for Paycheck Protection Program loans, we may need to seek additional sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur.

The full impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic, and reduced operations. The significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906
10.1	Amended and Restated Employment Agreement, dated April 6, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2020 (File No. 000-18590) and incorporated herein by reference)
10.2	Consent and Forbearance Agreement, dated as of April 14, 2020 but effective March 31, 2020 by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 20, 2020 (File No. 000-18590) and incorporated herein by reference)
10.3	Promissory Note, dated as of May 7, 2020, by Good Times Restaurants, Inc. in favor of Cadence Bank, NA (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.4	Promissory Note, dated as of May 7, 2020, by Bad Daddy’s International, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.5	Promissory Note, dated as of May 7, 2020, by Good Times Drive-Thru Inc.in favor of Cadence Bank, NA (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.6	Promissory Note, dated as of May 7, 2020, by BD of Colorado, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: May 15, 2020

Ryan M. Zink Chief Executive Officer

