Form 10-Q
period 2020-06-30
Good Times Restaurants Inc.
filed 2020-08-14
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 12,600,507 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended June 30, 2020

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 30, 2020	September 24, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,665	$2,745
Receivables, net of allowance for doubtful accounts of $0	704	810
Prepaid expenses and other	1,097	220
Inventories	1,087	1,128
Notes receivable	13	12
Total current assets	15,566	4,915
PROPERTY AND EQUIPMENT:
Land and building	4,704	4,787
Leasehold improvements	33,044	32,393
Fixtures and equipment	28,419	27,597
Total property and equipment	66,167	64,777
Less accumulated depreciation and amortization	(37,607)	(29,100)
Total net property and equipment	28,560	35,677
OTHER ASSETS:
Operating lease right-of-use assets, net	50,864	-
Notes receivable, net of current portion	3	13
Deposits and other assets	221	199
Trademarks	3,900	3,900
Other intangibles, net	26	51
Goodwill	5,150	15,150
Total other assets	60,164	19,313

TOTAL ASSETS:	$104,290	$59,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,794	$-
Accounts payable	3,016	3,774
Deferred income	79	79
Operating lease liabilities, current	4,629	-
Other accrued liabilities	5,786	5,375
Total current liabilities	18,304	9,228
LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	16,751	12,850
Operating lease liabilities, net of current portion	55,462	-
Deferred and other liabilities	263	8,907
Total long-term liabilities	72,476	21,757
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 06/30/20 and 9/24/19	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,595,654 and 12,541,082 shares issued and outstanding as of 06/30/20 and 09/24/19, respectively	13	13
Capital contributed in excess of par value	58,159	57,936
Treasury stock-at cost-shares 43,110 and 0, respectively	(75)	-
Accumulated deficit	(45,989)	(30,551)
Total Good Times Restaurants Inc. stockholders' equity	12,108	27,398

Non-controlling interests	1,402	1,522
Total stockholders’ equity	13,510	28,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,290	$59,905

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	June 30, 2020 (13 Weeks)	June 25, 2019 (13 Weeks)	June 30, 2020 (40 Weeks)	June 25, 2019 (39 Weeks)
NET REVENUES:
Restaurant sales	$24,190	$29,180	$80,781	$81,281
Franchise revenues	167	270	572	701
Total net revenues	24,357	29,450	81,353	81,982

RESTAURANT OPERATING COSTS:
Food and packaging costs	6,724	8,529	23,376	23,955
Payroll and other employee benefit costs	7,389	10,677	29,082	30,458
Restaurant occupancy costs	2,089	2,091	6,739	6,221
Other restaurant operating costs	3,164	3,070	9,673	8,708
Preopening costs	31	129	992	949
Depreciation and amortization	983	1,104	3,175	3,227
Total restaurant operating costs	20,380	25,600	73,037	73,518

General and administrative costs	1,689	2,063	5,538	6,091
Advertising costs	515	659	1,571	1,824
Franchise costs	6	8	14	31
Impairment of goodwill	-	-	10,000	-
Impairment of long-lived assets	932	-	5,291	-
Gain (loss) on restaurant asset sale	(8)	44	(36)	5

INCOME (LOSS) FROM OPERATIONS	843	1,076	(14,062)	513

Other Expenses:
Interest expense, net	(202)	(202)	(638)	(561)
Other income	-	(1)	-	(1)
Total other expenses, net	(202)	(203)	(638)	(562)

NET INCOME (LOSS)	$641	$873	$(14,700)	$(49)
Income attributable to non-controlling interests	(352)	(333)	(738)	(912)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$289	$540	$(15,438)	$(961)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss) attributable to Common Shareholders	$.02	$.04	$(1.23)	$(.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,591,079	12,522,778	12,593,137	12,516,822
Diluted	12,696,028	12,723,323	12,593,137	12,516,822

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date June 30, 2020

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2019	-	$-	12,541,082	$13	$57,936	$1,522	$(30,551)	$28,920

Stock-based compensation cost	-	-	-	-	74	-	-	74
Restricted stock unit vesting	-	-	76,643	-	-	-	-	-
Stock option exercise	-	-	2,413	-	-	-	-	-
Non-controlling interests:
Treasury shares purchased	43,110	(75)	(43,110)	-	-	-	-	(75)
Income	-	-	-	-	-	212	-	212
Contributions	-	-	-	-	-	22	-	22
Distributions	-	-	-	-	-	(291)	-	(291)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(811)	(811)

BALANCES, December 31, 2019	43,110	(75)	12,577,028	13	58,010	1,465	(31,362)	28,051

Stock-based compensation cost	-	-	-	-	75	-	-	75
Restricted stock unit vesting	-	-	14,000	-	-	-	-	-
Non-controlling interests:
Income	-	-	-	-	-	174	-	174
Distributions	-	-	-	-	-	(95)	-	(95)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(14,916)	(14,916)

BALANCES, March 31, 2020	43,110	(75)	12,591,028	$13	$58,085	$1,544	$(46,278)	$13,289

Stock-based compensation cost	-	-	-	-	74	-	-	74
Restricted stock unit vesting	-	-	4,626	-	-	-	-	-
Non-controlling interests:
Income	-	-	-	-	-	352	-	352
Distributions	-	-	-	-	-	(494)	-	(494)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	289	289

BALANCES, June 30, 2020	43,110	(75)	12,595,654	$13	$58,159	$1,402	$(45,989)	$13,510

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date June 25, 2019

(In thousands, except share and per share data)

	Common Stock
	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 26, 2018	12,481,162	$12	$59,385	$3,238	$(25,414)	$37,221

Stock-based compensation cost	-	-	112	-	-	112
Restricted stock unit vesting	40,949	1		-	-	1
Stock option exercise	667	-	3	-	-	3
Income attributable to non-controlling interests	-	-	-	309	-	309
Distributions to unrelated limited partners	-	-	-	(478)	-	(478)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	(1,051)	(1,051)

BALANCES, December 25, 2018	12,522,778	$13	$59,500	$3,069	$(26,465)	$36,117

Stock-based compensation cost	-	-	109	-	-	109
Income attributable to non-controlling interests	-	-	-	270	-	270
Distributions to unrelated limited partners	-	-	-	(408)	-	(408)
Purchase of non-controlling interest	-	-	(2,171)	(788)	-	(2,959)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	(450)	(450)

BALANCES, March 26, 2019	12,522,778	$13	$57,438	$2,143	$(26,915)	$32,679

Stock-based compensation cost	-	-	110	-	-	110
Income attributable to non-controlling interests	-	-	-	333	-	333
Distributions to unrelated limited partners	-	-	-	(367)	-	(367)
Contributions from unrelated limited partners	-	-	-	20	-	20
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	540	540

BALANCES, June 25, 2019	12,522,778	$13	$57,548	$2,129	$(26,375)	$33,315

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date
	June 30, 2020 (40 Weeks)	June 25, 2019 (39 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,700)	$(49)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,313	3,417
Accretion of deferred rent	-	429
Amortization of lease incentive obligation	-	(374)
Amortization of operating lease assets	3,100	-
Impairment of goodwill	10,000	-
Impairment of long-lived assets	5,291	-
Stock-based compensation expense	223	331
Recognition of deferred gain on sale of restaurant building	(28)	(27)
Loss on disposal of restaurant assets	-	58
Changes in operating assets and liabilities:
Receivables and other	443	1,381
Inventories	41	(120)
Deposits and other	(986)	(356)
Accounts payable	47	367
Deferred liabilities	-	368
Operating lease liabilities	(2,730)	-
Accrued and other liabilities	374	(1,023)
Net cash provided by operating activities	4,388	4,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,294)	(4,716)
Payments for the purchase of treasury stock	(75)	-
Payments for the purchase of non-controlling interests	-	(3,009)
Proceeds from the sale of fixed assets	55	8
Payments received from franchisees and others	9	17
Net cash used in investing activities	(2,305)	(7,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	16,945	6,150
Principal payments on notes payable and long-term debt	(8,250)	(2,480)
Proceeds from stock option exercise	-	3
Contributions from non-controlling interests	22	20
Distributions to non-controlling interests	(880)	(1,253)
Net cash provided by financing activities	7,837	2,440

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,920	(858)

CASH AND CASH EQUIVALENTS, beginning of period	2,745	3,477

CASH AND CASH EQUIVALENTS, end of period	$12,665	$2,619

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$625	$496
Change in accounts payable attributable to the purchase of property and equipment	$(805)	$112

See accompanying notes to condensed consolidated financial statements (Unaudited)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc. and its wholly-owned subsidiaries, Bad Daddy’s International, LLC (“BDI”), BD of Colorado, LLC (“BDC”), Bad Daddy’s Franchise Development, LLC (“BDFD”), and Good Times Drive Thru, Inc. (“Drive Thru”), (together referred to as the “Company”, “we” or “us”). All significant intercompany balances and transactions have been eliminated in consolidation.

BDC was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of June 30, 2020, operates thirty-two company-owned and five joint-venture full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of June 30, 2020, operates eighteen Company-owned and seven joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2020 and the results of its operations and its cash flows for the three fiscal quarters ended June 30, 2020 and June 25, 2019. Operating results for the three fiscal quarters ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 29, 2020. The condensed consolidated balance sheet as of September 24, 2019 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 24, 2019.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The first quarter of fiscal 2020 ended on December 31, 2019 and consisted of 14 weeks. The first quarter of fiscal 2019 ended on December 25, 2018 and consisted of 13 weeks. The year-to-date periods ended June 30, 2020 and June 25, 2019 consisted of 40 weeks and 39 weeks, respectively.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $176,000 and $223,000 for the first three quarters of 2020 and 2019, respectively.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net loss.

COVID-19

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the 13-week and 40-week periods ended June 30, 2020. During portions of the month of March 2020 through late May 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Beginning in late May 2020, we began to re-open dining rooms at Bad Daddy’s as local regulations allowed. By early June, we had re-opened all the dining rooms at Bad Daddy’s, which currently remain open. Although our dining rooms are open, all operate at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should governments choose to reverse course and re-close dining rooms, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths.

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

We took extraordinary actions to increase our liquidity in response to COVID-19, including temporarily reducing employee pay, reductions in force, and obtaining Paycheck Protection Program (the “PPP”) loans, the PPP is sponsored by the Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We have since significantly increased employment levels and restored pay to employees. Although we currently have a meaningful cash balance and generated significant cash flow from operations during this quarter, should business decline significantly as a result of the pandemic we would not likely be able to take some of the same actions without negatively impacting the long-term viability of the business. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur.

Nasdaq Listing

On April 24, 2020, the Company received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”), notifying the Company that it no longer satisfied Nasdaq Listing Rule 5550(a)(2) (the “Rule”), which requires the Company to a maintain minimum bid price of $1 per share.

On June 1, 2020, the Company received a letter from the Listing Qualifications Staff of Nasdaq, notifying the Company that it had regained full compliance with the Nasdaq minimum average share price listing requirement Rule. The Company regained compliance after its closing share price on May 29, 2020 and its average closing share price for the consecutive 30-days of trading ending May 29, 2020 were both above $1.00 per share.

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

Note 5.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 30, 2020 and September 24, 2019 (in thousands):

	June 30, 2020			September 24, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$-	$-	$-	$116	$(104)	$12
Non-compete agreements	50	(24)	26	65	(26)	39
	50	(24)	26	181	(130)	51
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,950	$(24)	$3,926	$4,081	$(130)	$3,951

Goodwill	$5,150	$-	$5,150	$15,150	$-	$15,150

As discussed further in Note 11, the Company recorded a $10,000,000 impairment to goodwill in the second fiscal quarter of 2020 related to goodwill attributable to its Bad Daddy’s reporting unit.

There were no impairments to intangible assets during the three quarters ended June 30, 2020. The aggregate amortization expense related to these intangible assets subject to amortization was $25,000 for the three quarters ended June 30, 2020. The franchise rights were fully amortized at the end of the second fiscal quarter of 2020 and the intangible asset and the related accumulated amortization were written off in the third fiscal quarter of 2020.

The estimated aggregate future amortization expense as of June 30, 2020 is as follows (in thousands):

Remainder of 2020	$3
2021	17
2022	6
$26

Note 6.	Stock-Based Compensation

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

Our net loss for the three quarters ended June 30, 2020 and June 25, 2019 includes $223,000 and $331,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended June 30, 2020. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the three quarters ended June 30, 2020, there were no incentive stock options granted.

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

Quarter Ended June 25, 2019 Incentive and Non-Qualified Stock Options

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

The following table summarizes stock option activity for the quarter ended June 30, 2020 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)

Outstanding at beginning of year	703,164	$3.53
Options exercised	(15,646)	$1.48
Forfeited	(45,963)	$3.78
Expired	(8,579)	$3.45
Outstanding June 30, 2020	632,976	$3.56	5.4
Exercisable June 30, 2020	472,871	$3.38	4.6

As of June 30, 2020, the aggregate intrinsic value of both the outstanding and exercisable options was $2,000. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of June 30, 2020, the total remaining unrecognized compensation cost related to non-vested stock options was $215,000 and is expected to be recognized over a weighted average period of approximately 1.9 years.

There were 15,646 stock options exercised that resulted in an issuance of 2,413 shares during the three quarters ended June 30, 2020 with no proceeds in conjunction with the termination of the Company’s CEO pursuant to a severance and separation agreement. There were 667 stock options exercised during the three quarters ended June 25, 2019 with proceeds of approximately $3,000.

Restricted Stock Units

During the three quarters ended June 30, 2020 the Company granted a total of 60,336 restricted stock units from available shares under its 2018 Plan. 46,336 shares were issued with a grant date fair market value of $1.54 which is equal to the closing price of the stock on the date of the grant, these restricted stock units vest three years following the grant date. 14,000 shares were issued with a grant date fair market value of $1.67 which is equal to the closing price of the stock on the date of the grant, these restricted stock units vested on their grant date.

During the three quarters ended June 25, 2019, the Company granted a total of 79,988 shares of restricted stock from available shares under its 2008 Plan, as amended. The shares were issued with a grant date fair market value of $3.95 which is equal to the closing price of the stock on the date of the grant. The restricted stock grant vests over three years following the grant date.

A summary of the status of non-vested restricted stock as of June 30, 2020 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	165,275	$2.70 to $3.95
Granted	60,336	$1.54 to $1.67
Forfeited	(8,992)	$3.55 to $3.95
Vested	(111,670)	$1.67 to $4.18
Non-vested shares at June 30, 2020	104,949	$2.70 to $4.18

As of June 30, 2020, there was $198,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately .9 years.

Note 7.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019, the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019, the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make “Restricted Payments” (as defined in the Cadence Credit Facility) in the form of repurchases or redemptions of certain equity interests of the Company from former directors and officers of the Company in an aggregate amount not to exceed $100,000. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of June 30, 2020, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.73%.

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

As of June 30, 2020, the outstanding balance on borrowings against the facility was $9,900,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of June 30, 2020, the outstanding face value of such letters of credit was $157,500.

Principal payments on the Cadence Credit Facility are required beginning on June 30, 2020 in $250,000 installments on the last business day each of March, June, September, and December in each calendar year. The total loan commitment is permanently reduced by the corresponding amount of each such repayment on such date. New borrowings are permitted up to the amount of the loan commitment. The note matures and is due in its entirety on December 31, 2021.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of June 30, 2020, the Company was in compliance with all covenants under the Cadence Credit Facility.

On April 14, 2020, the Company entered into a Consent and Forbearance Agreement effective March 31, 2020 (the “Forbearance Agreement”) with respect to the Cadence Credit Facility. The Company informed Cadence that certain events of default may occur as a result of Company’s failure to comply with certain financial covenants for the fiscal quarter ended on or about March 31, 2020 (collectively, the “Potential Events of Default”). Pursuant to the terms of the Forbearance Agreement, during the Forbearance Period (as defined below), Cadence agreed to forbear from exercising any available rights and remedies under the Cadence Credit Facility to the extent such rights and remedies arise exclusively as a result of the Potential Events of Default. Further, Cadence agreed to consent to the Company’s request to defer the principal payment (the “Payment Deferral”) on the loans due on June 30, 2020 until the maturity date. The forbearance period (the “Forbearance Period”) expired at 11:59 p.m. (Eastern time) on June 30, 2020 and the Company is currently in compliance with all of its financial covenants.

Paycheck Protection Program Loans

On May 7, 2020, Good Times Restaurants Inc., and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BDC (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

The Loans are evidenced by individual promissory notes of each of the Borrowers dated April 29, 2020 executed by each Borrower on May 7, 2020 (together, the “Notes”) in favor of the Lender which Notes bear interest at the rate of 1.00% per annum. All or a portion of the Loans may be forgiven by the SBA upon application by the Borrowers accompanied by documentation of expenditures in accordance with SBA requirements under the PPP, which includes employees being kept on the payroll for twenty-four weeks after the date of the Loans and the proceeds of such Loans being used for payroll, rent, mortgage interest or utilities. Congress subsequently passed the PPP Flexibility Act which modified certain provisions of the PPP program, including expanding the original eight-week covered period to a period of twenty-four weeks. The SBA and the Treasury continue to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. The Company continues to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. The Company believes it qualifies for the PPP and is compliant in all aspects with its use of PPP funds. However, in the absence of final guidance or regulations the Company cannot give any assurance that the Loans will be forgivable in whole or in part.

In the event that any portion of the Loans are not forgiven in accordance with the PPP, following a deferral period that ends November 2, 2020, the Company will be required to pay the Lender monthly payments of principal and interest in an aggregate amount of $489,000 to repay the PPP Loans in full on or before April 29, 2022. The Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Notes contain certifications and agreements related to the PPP, as well as customary default and other provisions. We reflect the full principal amount of the PPP loans as debt, accounting for such loans under ASC 470, with current maturities of approximately $3.8 million. We intend to account for the forgiveness of such loans at the time such forgiveness is granted.

Components of Long-Term Debt

The components of long-term debt as reflected on our consolidated balance sheet are as follows:

Current Maturities
Cadence Credit Facility	$1,000
PPP Loans	3,794
Total Current Maturities	4,794

Maturities due after One Year
Cadence Credit Facility	8,900
PPP Loans	7,851
Total Maturities after One Year	$16,751

Note 8.	Net Income (Loss) per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	June 30, 2020	June 25, 2019	June 30, 2020	June 26, 2019

Weighted-average shares outstanding basic	12,591,079	12,522,778	12,593,137	12,516,822
Effect of potentially dilutive securities:
Stock options	-	15,101	-	-
Restricted stock units	104,949	185,444	-	-
Weighted-average shares outstanding diluted	12,696,028	12,723,323	12,593,137	12,516,822
Excluded from diluted weighted-average shares outstanding:
Antidilutive	632,976	654,468	737,925	891,172

Note 9.	Contingent Liabilities and Liquidity

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

Components of operating lease costs are as follows for the fiscal quarter ended June 30, 2020:

Lease cost	Classification	Total
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,665
Variable lease cost	Occupancy	20
Sublease income	Occupancy	(135)
		$1,550

Components of operating lease costs are as follows for the three fiscal quarters ended June 30, 2020:

Lease cost	Classification	Total
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$5,436
Variable lease cost	Occupancy	60
Sublease income	Occupancy	(365)
		$5,131

Weighted average lease term and discount rate are as follows:

June 30, 2020
Weighted average remaining lease term (in years)	10.6

Weighted average discount rate	5.0%

Supplemental cash flow disclosures for the three fiscal quarters ended June 30, 2020:

June 30, 2020
Cash paid for operating lease liabilities	$5,125

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$3,077

Supplemental balance sheet disclosures:

		June 30, 2020
Right-of-use assets	Operating lease assets	$50,864

Current lease liabilities	Operating lease liability	$4,629
Non-current lease liabilities	Operating lease liability, less current portion	55,462
Total lease liabilities		$60,091

Future minimum rent payments for our operating leases for each of the next five years as of June 30, 2020 are as follows:

Fiscal year ending:	Total
Remainder of 2020	$2,049
2021	7,477
2022	7,519
2023	7,601
2024	7,453
Thereafter	46,415
Total minimum lease payments	78,514
Less: imputed interest	(18,423)
Present value of lease liabilities	$60,091

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

Two of these restaurants are Good Times restaurants in Colorado. We recorded a non-cash charge of $391,000, related to the impairment of these restaurants in the fiscal quarter ending September 24, 2019. In July of 2019, the Company entered into a sublease agreement for one of these two restaurants whereby the Company, upon lease commencement subject to due diligence provisions, will receive sublease income substantially equal to its cash lease costs associated with this location. We continued to operate the restaurant until December 31, 2019, the tenant took possession on January 1, 2020 and the sublease commenced in May 2020.

Three of these restaurants are Bad Daddy’s restaurants, two in Colorado and one in South Carolina. We recorded non-cash charges of $2,380,000 related to the impairment of these restaurants during the fiscal quarter ending September 24, 2019.

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

Given the results of our analysis at June 30, 2020, we identified one additional Bad Daddy’s restaurant in Colorado where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets and recorded non-cash charges of $932,000 related to the impairment of these restaurants during the quarter ending June 30, 2020.

There were no impairments in the three fiscal quarters ending June 25, 2019.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of June 30, 2020 and June 25, 2019.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of June 30, 2020, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,054,000 of goodwill attributable to its Bad Daddy’s reporting unit.

In March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where the Company operates to issue stay-at-home orders, leading to an unexpected significant disruption to the Company's business requiring the Company to close its restaurant dining rooms and operate its Bad Daddy’s restaurants under a delivery and carry-out model. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a sustained decline in the Company's stock price were determined to be indicators of impairment for its Bad Daddy’s reporting unit. As such, using Level 3 inputs, the Company performed a quantitative goodwill impairment assessment using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, and a discount rate that approximates the Company's weighted average cost of capital. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value and recognized a non-cash goodwill impairment charge of $10.0 million in the fiscal quarter ending March 31,2020, equal to the excess of the Bad Daddy’s reporting unit's carrying value above its fair value. No goodwill impairment charges were recognized related to goodwill attributable to its Good Times reporting unit.

Changes in the carrying amount of goodwill for the three quarters ended June 30, 2020 are as follows (in thousands):

Total Goodwill
Balance as of September 24, 2019	$15,150
Impairment of Goodwill	(10,000)
Balance as of June 30, 2020	5,150

Note 12.	Income Taxes

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

The Company has significant net operating loss carryforwards from prior years and incurred additional net operating losses during the three quarters ended June 30, 2020 and June 25, 2019. These losses resulted in an increase in the related deferred tax assets; however, full valuation allowances were made which reduced these deferred tax assets to zero; therefore, no income tax provision or benefit was recognized for the quarter ended June 30, 2020 and June 25, 2019 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2016 through 2019. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 30, 2020.

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

The following table summarizes the activity in non-controlling interests during the quarter ended June 30, 2020 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 24, 2019	$1,190	$332	$1,522
Income	318	420	738
Contributions	22	-	22
Distributions	(386)	(494)	(880)
Balance at June 30, 2020	$1,144	$258	$1,402

Our non-controlling interests consist of one joint-venture partnership involving seven Good Times restaurants and five joint-venture partnerships involving five Bad Daddy’s restaurants.

Note 14.	Subsequent Events

None.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	June 30, 2020 (13 Weeks)	June 25, 2019 (13 Weeks)	June 30, 2020 (27 Weeks)	June 25, 2019 (26 Weeks)
Revenues
Bad Daddy’s	$14,928	$21,181	$57,199	$59,996
Good Times	9,429	8,269	24,154	21,986
	$24,357	$29,450	$81,353	$81,982
Income (loss) from operations
Bad Daddy’s	$(906)	$494	$(15,906)	$300
Good Times	1,827	650	2,036	505
Corporate	(78)	(68)	(192)	(292)
	$843	$1,076	$(14,062)	$513
Capital expenditures
Bad Daddy’s	$330	$609	$2,171	$3,727
Good Times	3	301	90	930
Corporate	7	13	33	59
	$340	$923	$2,294	$4,716

	June 30, 2020	September 24, 2019
Property and equipment, net
Bad Daddy’s	$24,054	$30,479
Good Times	4,269	4,890
Corporate	237	308
	$28,560	$35,677

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COVID-19

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the 13-week and 40-week periods ended June 30, 2020. During portions of the month of March 2020 through late May 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Beginning in late May 2020, we began to re-open dining rooms at Bad Daddy’s as local regulations allowed. By early June, we had re-opened all the dining rooms at Bad Daddy’s, which currently remain open. Although our dining rooms are open, all operate at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business; neither are we are unable to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should governments choose to reverse course and re-close dining rooms, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths.

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

We took extraordinary actions to manage our liquidity position in response to COVID-19, including temporarily reducing employee pay, reductions in force, and obtaining PPP loans under the CARES Act. We have since significantly increased employment levels and restored pay to employees. Although we currently have a meaningful cash balance and generated significant cash flow from operations during this quarter, should business decline significantly as a result of the pandemic we would not likely be able to take some of the same actions without negatively impacting the long-term viability of the business. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur.

Growth Strategies and Outlook.

We believe there are significant opportunities to grow customer traffic and increase awareness of our brands. Prior to the COVID-19 pandemic we reduced our development profile as we sought to improve our financial position, and while we believe there are unit growth opportunities for both of our concepts, we are evaluating that in-line with the impact of the pandemic on the restaurant industry.

Restaurant locations.

As of June 30, 2020, we operated, franchised or licensed a total of thirty-nine Bad Daddy’s restaurants and thirty-three Good Times restaurants. The following table presents the number of restaurants operating at the end of the third fiscal quarters of 2020 and 2019.

Company-Owned/Co-Developed/Joint-Venture:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2020	2019	2020	2019	2020	2019
Alabama	1	-	-	-	1	-
Colorado	12	12	25	26	37	38
Georgia	4	4	-	-	4	4
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	3	1	-	-	3	1
Tennessee	2	1	-	-	2	1
Total	37	33	25	26	62	59

Franchise/License:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2020	2019	2020	2019	2020	2019
Colorado	-	-	6	7	6	7
North Carolina	1	1	-	-	1	1
South Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	2	2	8	9	10	11

Results of Operations

Fiscal quarter ended June 30, 2020 compared to fiscal quarter ended June 25, 2019:

Net Revenues. Net revenues for the quarter ended June 30, 2020 decreased $5,093,000 or 17.3% to $24,357,000 from $29,450,000 for the quarter ended June 25, 2019. Bad Daddy’s concept revenues decreased $6,253,000 while our Good Times concept revenues increased $1,160,000.

Bad Daddy’s restaurant sales decreased $6,165,000 to $14,915,000 for the quarter ended June 30, 2020 from $21,080,000 for the quarter ended June 25, 2019. Sales were positively impacted by four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020, offset by the negative impact of our dining room closures due to the COVID-19 pandemic. Bad Daddy’s same store restaurant sales decreased 36.7% during the quarter ended June 30, 2020 compared to the same prior-year quarter, substantially driven by decreases during April and May, when dining rooms were closed, and to a lesser amount when dining rooms were opened, but with capacity restrictions. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase for the quarter ended June 30, 2020 over the same prior-year quarter was approximately 2.9%. There were thirty-two restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were reduced by $88,000 in lower franchise royalties and license fees compared to the prior-year quarter primarily due to the temporary closure of the Charlotte Airport licensee. Franchise revenues in the current and prior year quarters include franchisee advertising contributions of $3,000 and $4,000, respectively.

Good Times restaurant sales increased $1,175,000 to $9,275,000 for the quarter ended June 30, 2020 from $8,100,000 for the quarter ended June 25, 2019. Good Times same store restaurant sales increased 11.9% during the quarter ended June 30, 2020 compared to the same prior-year quarter, due to improved customer traffic in May and June as a result of increased preference for drive-thru service. One restaurant that was closed for remodeling in the prior year quarter was not included in the same store sales group. The average menu price increase for the quarter ended June 30, 2020 over the same prior-year quarter was approximately 4.9%. Franchise revenues decreased $14,000 for the quarter ended June 30, 2020, compared to the same prior year period. Franchise revenues for the current and prior year quarters include franchisee advertising contributions of $64,000 and $87,000, respectively.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended June 30, 2020 decreased $1,805,000 to $6,724,000 (27.8% of restaurant sales) from $8,529,000 (29.2% of restaurant sales) for the quarter ended June 25, 2019.

Bad Daddy’s food and packaging costs were $3,932,000 (26.4% of restaurant sales) for the quarter ended June 30, 2020, down from $6,063,000 (28.8% of restaurant sales) for the quarter ended June 25, 2019. This decrease is primarily attributable to lower restaurant sales during the current quarter versus the same quarter in the prior year. The decrease as a percent of sales is attributable to menu mix shift from a limited menu during the ongoing COVID-19 pandemic, improved cost on soft beverage because refills are not available on off-premise sales, reduced discounting due to the reduction in on-premises sales, and increased pricing charged on sales through third-party delivery services, typically at a 10% to 20% premium to purchases made in-store or through our online ordering system. Purchase prices generally increased on beef and bacon but generally decreased on chicken, on a year-over-year basis.

Good Times food and packaging costs were $2,792,000 (30.1% of restaurant sales) for the quarter ended June 30, 2020, up from $2,466,000 (30.4% of restaurant sales) for the quarter ended June 25, 2019. This decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended June 30, 2020 decreased $3,288,000 to $7,389,000 (30.5% of restaurant sales) from $10,677,000 (36.6% of restaurant sales) for the quarter ended June 25, 2019.

Bad Daddy’s payroll and other employee benefit costs were $4,780,000 (32.1% of restaurant sales) for the quarter ended June 30, 2020 down from $7,851,000 (37.2% of restaurant sales) in the same prior year period. The $3,071,000 decrease is primarily attributable to lower restaurant sales during the current quarter versus the same quarter in the prior year. As a percent of sales, payroll and employee benefits costs decreased by 5.1% primarily attributable to staffing reductions associated with the closure of our dining rooms for much of the quarter as well as reductions in management staffing.

Good Times payroll and other employee benefit costs were $2,609,000 (28.1% of restaurant sales) in the quarter ended June 30, 2020, down from $2,826,000 (34.9% of restaurant sales) in the same prior-year period. The $216,000 decrease was partially attributable to labor saving initiatives implemented during the current fiscal quarter as well as labor efficiencies gained though higher average menu pricing. As a percent of sales, payroll and employee benefits costs decreased by 6.8% in the quarter ended June 30, 2020 compared to the same prior year period. This decrease is primarily attributable to the leveraging impact of the significant sales increases as well as staffing reductions in late March and early April of 2020 as we entered the pandemic. The average wage paid to our employees increased approximately 1.1% in the quarter ended June 30, 2020 compared to the same prior year period.

Occupancy Costs. Occupancy costs for the quarter ended June 30, 2020 decreased $2,000 to $2,089,000 (8.6% of restaurant sales) from $2,091,000 (7.2% of restaurant sales) for the quarter ended June 25, 2019.

Bad Daddy’s occupancy costs were $1,486,000 (10.0% of restaurant sales) for the quarter ended June 30, 2020 up from $1,391,000 (6.6% of restaurant sales) in the same prior year period. The $95,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020, offset by rent abatements of approximately $85,000 granted by various landlords due to the COVID-19 pandemic. The increase as a percentage of sales was due to general increases in our operating lease costs as well as the deleveraging effect of lower restaurant sales.

Good Times occupancy costs were $603,000 (6.5% of restaurant sales) in the quarter ended June 30, 2020, down from $700,000 (8.6% of restaurant sales) in the same prior year period. The $97,000 decrease was primarily attributable to cash rent abatements of approximately $69,000 granted by various landlords due to the COVID-19 pandemic, as well as other decreases in our operating lease costs and property taxes.

Other Operating Costs. Other operating costs for the quarter ended June 30, 2020, increased $94,000 to $3,164,000 (13.1% of restaurant sales) from $3,070,000 (10.5% of restaurant sales) for the quarter ended June 25, 2019.

Bad Daddy’s other operating costs were $2,419,000 (16.2% of restaurant sales) for the quarter ended June 30, 2020 up from $2,396,000 (11.4% of restaurant sales) in the same prior year period. The $23,000 increase was partially attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020. Other restaurant operating costs were significantly reduced due to the large decrease in sales compared to the prior year quarter, however, the decrease was mostly offset by a $558,000 increase in commissions paid to delivery service providers in the current year compared to the prior year. The percentage increase was primarily attributable to the deleveraging impact of lower overall sales and a significant shift in delivery sales as a percentage of overall sales, as customers migrated to delivery during the pandemic and dining rooms were generally closed.

Good Times other operating costs were $745,000 (8.0% of restaurant sales) in the quarter ended June 30, 2020, up from $674,000 (8.3% of restaurant sales) in the same prior year period. The increase was primarily attributable to an approximate $87,000 increase in commissions paid to delivery service providers offset by decreases in other general restaurant supplies and expenses.

New Store Preopening Costs. In the quarter ended June 30, 2020, we incurred $31,000 of preopening costs compared to $129,000 for the quarter ended June 25, 2019. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are primarily attributable to $24,000 of non-cash operating lease costs associated with two Bad Daddy’s restaurants where leases have been previously executed. In the prior-year period, pre-opening costs are related to the one Bad Daddy’s restaurant opened during the second fiscal quarter of 2019 and two that opened during the fourth quarter of fiscal 2019. Preopening costs typically occur over a period of approximately five months although as a result of the pandemic we expect to incur pre-opening costs for an extended period of time associated with these two future Bad Daddy’s restaurants. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location, though these amounts may not accurately reflect preopening costs to be incurred with these two locations.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended June 30, 2020, decreased $121,000 to $983,000 from $1,104,000 in the quarter ended June 25, 2019.

Bad Daddy’s depreciation and amortization costs for the quarter ended June 30, 2020, decreased $93,000 to $770,000 from $863,000 in the quarter ended June 25, 2019. This decrease was primarily attributable to reduced depreciation resulting from asset impairment charges recorded in the fourth quarter of fiscal 2019 and the second quarter of fiscal 2020, partially offset by increases due to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020.There were four more Bad Daddy’s restaurants open at the end of the current fiscal quarter compared to the prior year fiscal quarter.

Good Times depreciation and amortization costs for the quarter ended June 30, 2020, decreased $28,000 to $213,000 from $241,000 in the quarter ended June 25, 2019.

General and Administrative Costs. General and administrative costs for the quarter ended June 30, 2020, decreased $374,000 to $1,689,000 (6.9% of total revenue) from $2,063,000 (7.0%) of total revenues) for the quarter ended June 25, 2019.

The $374,000 decrease in general and administrative expenses in the quarter ended June 30, 2020 is primarily attributable to:

•	Decrease in training and recruiting costs of $161,000
•	Increase in administrative related payroll and benefit costs of $15,000
•	Decrease in costs associated with district management of $144,000 primarily related to reduced district management for our east coast Bad Daddy’s markets
•	Decrease of $36,000 in incentive stock compensation costs
•	Decrease of $20,000 related to travel and entertainment costs
•	Net decreases in all other expenses of $28,000

For the balance of the fiscal year, we expect general and administrative costs to continue to decline from fiscal 2019 to fiscal 2020 as we focus on reducing turnover and associated training costs.

Advertising Costs. Advertising costs for the quarter ended June 30, 2020, decreased $253,000 to $515,000 (2.1% of total revenue) from $659,000 (2.2% of total revenue) for the quarter ended June 25, 2019.

Bad Daddy’s advertising costs were $142,000 (1.1% of total revenue) in the quarter ended June 30, 2020 compared to $212,000 (1.1% of total revenue) in the same prior year period. The decrease is primarily due to lower sales in the current quarter versus the same prior year quarter. The current and prior year quarters include advertising costs of $3,000 and $4,000, respectively, of costs associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $373,000 (4.0% of total revenue) in the quarter ended June 30, 2020 compared to $447,000 (5.5% of total revenue) in the same prior year period. This $74,000 decline is due primarily to reduced contributions made to the regional advertising cooperative. The current and prior year quarters include advertising costs of $64,000 and $87,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $6,000 and $8,000 for the quarters ended June 30, 2020 and June 25, 2019, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations

Gain/Loss on Restaurant Asset Disposals. The gain on restaurant asset disposals for the quarter ended June 30, 2020 was $8,000 compared to a loss on restaurant asset disposals of $44,000 for the quarter ended June 25, 2019.

The gain in the current year is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants. The loss in the prior year quarter is primarily associated with the write down of assets no longer in use, offset by deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Impairment Costs: Impairment costs were $932,000 and $0 for the quarters ended June 30, 2020 and June 25, 2019, respectively. The costs in the current quarter are related to one Bad Daddy’s restaurants’ assets that were impaired.

Income from Operations. The income from operations was $843,000 in the quarter ended June 30, 2020 compared to $1,076,000 in the quarter ended June 25, 2019.

The change in the income/loss from operations for the quarter ended June 30, 2020 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Asset Impairment Costs” sections above.

Net Income. Net income was $641,000 for the quarter ended June 30, 2020 compared to $873,000 in the quarter ended June 25, 2019.

The change from the quarter ended June 30, 2020 to the quarter ended June 25, 2019 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Asset Impairment Costs” sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended June 30, 2020, the income attributable to non-controlling interests was $352,000 compared to $333,000 for the quarter ended June 25, 2019.

$74,000 of the current quarter’s income is attributable to the BDI joint-venture restaurants, compared to $186,000 in the same prior year period. This $112,000 decrease is primarily due to reduced restaurant level profitability in the current fiscal quarter. $278,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $147,000 in the same prior year period.

Fiscal three quarters ended June 30, 2020 compared to the fiscal three quarters ended June 25, 2019:

Net Revenues. Net revenues for the three quarters ended June 30, 2020 decreased $629,000 or 0.8% to $81,353,000 from $81,982,000 for the three quarters ended June 25, 2019. Bad Daddy’s concept revenues decreased $2,797,000 while our Good Times concept revenues increased $2,168,000.

Bad Daddy’s restaurant sales decreased $2,686,000 to $57,028,000 for the three quarters ended June 30, 2020 from $59,714,000 for the three quarters ended June 25, 2019. Sales were positively impacted by four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020 and the impact of the 53rd week of the fiscal year, offset by the negative impact of our dining room closures due to the COVID-19 pandemic. We estimate the impact of the extra week of sales in the first fiscal quarter of 2020 to be approximately $2,015,000. Bad Daddy’s same store restaurant sales decreased 19.6% during the three quarters ended June 30, 2020 compared to the same prior-year three quarters, substantially driven by decreases between March and May when dining rooms were closed, and to a lesser extend in June when dining rooms were open but at reduced capacity. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase for the three quarters ended June 30, 2020 over the same prior-year three quarters was approximately 2.9%. There were thirty-two restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were reduced by $110,000 in lower franchise royalties and license fees compared to the prior-year three quarters, primarily related to the Charlotte Airport licensee. Franchise revenues in the current and prior year quarters include franchisee advertising contributions of $9,000 and $11,000, respectively.

Good Times restaurant sales increased $2,186,000 to $23,753,000 for the three quarters ended June 30, 2020 from $21,567,000 for the three quarters ended June 25, 2019. Good Times same store restaurant sales increased 7.2% during the three quarters ended June 30, 2020 compared to the same prior-year three quarters and benefitted from an extra operating week in the first fiscal quarter of 2020 which we estimate contributed approximately $460,000. The average menu price increase for the three quarters ended June 30, 2020 over the same prior-year three quarters was approximately 5.8%. Franchise revenues decreased $18,000 for the three quarters ended June 30, 2020, compared to the same prior year period. Franchise revenues for the current and prior year quarters include franchisee advertising contributions of $167,000 and $212,000, respectively.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the three quarters ended June 30, 2020 decreased $579,000 to $23,376,000 (28.9% of restaurant sales) from $23,955,000 (29.5% of restaurant sales) for the three quarters ended June 25, 2019.

Bad Daddy’s food and packaging costs were $16,108,000 (28.2% of restaurant sales) for the three quarters ended June 30, 2020, down from $17,136,000 (28.7% of restaurant sales) for the three quarters ended June 25, 2019. This decrease is primarily attributable to lower restaurant sales during the current three quarters versus the same three quarters in the prior year. The decrease as a percent of sales is attributable to menu mix shift from a limited menu during the ongoing COVID-19 pandemic, improved cost on soft beverage because refills are not available on off-premise sales, reduced discounting due to the reduction in on-premises sales, and increased pricing charged on sales through third-party delivery services, typically at a 10% to 20% premium to purchases made in-store or through our online ordering system. Purchase prices generally increased on beef and bacon throughout the three quarters, but generally decreased on chicken, on a year-over-year basis.

Good Times food and packaging costs were $7,268,000 (30.6% of restaurant sales) for the three quarters ended June 30, 2020, up from $6,819,000 (31.6% of restaurant sales) for the three quarters ended June 25, 2019, the result of increased sales. This decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the three quarters ended June 30, 2020 decreased $1,376,000 to $29,082,000 (36.0% of restaurant sales) from $30,458,000 (37.5% of restaurant sales) for the three quarters ended June 25, 2019.

Bad Daddy’s payroll and other employee benefit costs were $20,973,000 (36.8% of restaurant sales) for the three quarters ended June 30, 2020 down from $22,502,000 (37.7% of restaurant sales) in the same prior year period. The $1,529,000 decrease is the result of lower restaurant sales during the current three quarters versus the same three quarters in the prior year, primarily attributable to staffing reductions associated with the closure of our dining rooms for much of the third quarter as well as reductions in management staffing. As a percent of sales, payroll and employee benefits costs decreased by 0.9%, compared to the same prior year period, primarily driven by reduced overall staffing during the third fiscal quarter of 2020.

Good Times payroll and other employee benefit costs were $8,109,000 (34.1% of restaurant sales) in the three quarters ended June 30, 2020, up from $7,956,000 (36.9% of restaurant sales) in the same prior-year period. The $153,000 increase was primarily attributable to the increase in same store sales as well as an increase to the average wage paid to our employees. As a percent of sales, payroll and employee benefits costs decreased by 2.8%, compared to the same prior year period, primarily attributable to the leveraging impact of the significant sales increases in the third fiscal quarter of 2020. The average wage paid to our employees increased approximately 6.7% in the three quarters ended June 30, 2020 compared to the same prior year period. This average wage increase is attributable to a very competitive labor market in Colorado and statutory increases in the minimum wage rate, particularly during the first two quarters of the year.

Occupancy Costs. Occupancy costs for the three quarters ended June 30, 2020 increased $518,000 to $6,739,000 (8.3% of restaurant sales) from $6,221,000 (7.7% of restaurant sales) for the three quarters ended June 25, 2019.

Bad Daddy’s occupancy costs were $4,600,000 (8.1% of restaurant sales) for the three quarters ended June 30, 2020 up from $4,022,000 (6.7% of restaurant sales) in the same prior year period. The $578,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020, offset by rent abatements of approximately $85,000 granted by various landlords in the third fiscal quarter of 2020 due to the COVID-19 pandemic The increase as a percentage of sales was due to general increases in our operating lease costs as well as the deleveraging effect of lower restaurant sales.

Good Times occupancy costs were $2,139,000 (9.0% of restaurant sales) in the three quarters ended June 30, 2020, down from $2,199,000 (10.2% of restaurant sales) in the same prior year period. The decrease was primarily attributable to rent abatements of approximately $69,000 granted by various landlords in the third fiscal quarter of 2020 due to the COVID-19 pandemic, as well as other decreases in our operating lease costs and property taxes.

Other Operating Costs. Other operating costs for the three quarters ended June 30, 2020, increased $965,000 to $9,673,000 (12.0% of restaurant sales) from $8,738,000 (10.7% of restaurant sales) for the three quarters ended June 25, 2019.

Bad Daddy’s other operating costs were $7,549,000 (13.2% of restaurant sales) for the three quarters ended June 30, 2020 up from $6,770,000 (11.3% of restaurant sales) in the same prior year period. The $779,000 increase was partially attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020 as well as an increase of $826,000 in commissions paid to delivery service providers. The percentage increase was primarily attributable to the deleveraging impact of lower overall sales and the a significant shift in delivery sales as a percentage of overall sales, as customers migrated to delivery during the first two months of the COVID-19 pandemic and dining rooms were generally closed.

Good Times other operating costs were $2,124,000 (8.9% of restaurant sales) in the three quarters ended June 30, 2020, up from $1,938,000 (9.0% of restaurant sales) in the same prior year period. The increase was primarily attributable to an approximate $182,000 increase in commissions paid to delivery service providers.

New Store Preopening Costs. In the three quarters ended June 30, 2020, we incurred $992,000 of preopening costs compared to $949,000 for the three quarters ended June 25, 2019. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current three quarters are primarily attributable to four restaurants: two that opened late during the fourth quarter of fiscal 2019, and two restaurants that opened during the first fiscal quarter of 2020. In addition, the current three quarters includes approximately $132,000 of non-cash operating lease costs associated with two future Bad Daddy’s restaurants, In the prior-year period, pre-opening costs are related to the one Bad Daddy’s restaurant opened during the second fiscal quarter of 2019, and two that opened during the fourth quarter of fiscal 2019. Preopening costs typically occur over a period of approximately five months. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the three quarters ended June 30, 2020, decreased $52,000 to $3,175,000 from $3,227,000 in the three quarters ended June 25, 2019.

Bad Daddy’s depreciation and amortization costs for the three quarters ended June 30, 2020, decreased $7,000 to $2,535,000 from $2,542,000 in the three quarters ended June 25, 2019. This decrease was attributable to reduced depreciation resulting from asset impairment charges recorded in the fourth quarter of fiscal 2019 and the second quarter of fiscal 2020, offset by the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020.. There were four more Bad Daddy’s restaurants open at the end of the current fiscal quarter compared to the prior year fiscal quarter.

Good Times depreciation and amortization costs for the three quarters ended June 30, 2020, decreased $45,000 to $640,000 from $685,000 in the three quarters ended June 25, 2019.

General and Administrative Costs. General and administrative costs for the three quarters ended June 30, 2020, decreased $553,000 to $5,538,000 (6.8% of total revenue) from $6,091,000 (7.4%) of total revenues) for the three quarters ended June 25, 2019.

The $553,000 decrease in general and administrative expenses in the three quarters ended June 30, 2020 is primarily attributable to:

•	Decrease in training and recruiting costs of $219,000
•	Decrease in administrative related payroll and benefit costs of $144,000
•	Decrease in costs associated with district management of $183,000 primarily related to reduced district management for our east coast Bad Daddy’s markets
•	Increase in professional fees of $142,000
•	Decrease of $108,000 in incentive stock compensation costs
•	Net decreases in all other expenses of $41,000

For the balance of the fiscal year, we expect general and administrative costs to continue to decline slightly from fiscal 2019 to fiscal 2020 as we focus on reducing turnover and associated training costs.

Advertising Costs. Advertising costs for the three quarters ended June 30, 2020, decreased $253,000 to $1,571,000 (1.9% of total revenue) from $1,824,000 (2.2% of total revenue) for the three quarters ended June 25, 2019.

Bad Daddy’s advertising costs were $617,000 (1.1% of total revenue) in the three quarters ended June 30, 2020 compared to $654,000 (1.1% of total revenue) in the same prior year period. The decrease is primarily due to lower sales in the current three quarters versus the same prior year period, the decrease was offset by $52,000 in costs incurred in the second fiscal quarter related to a local radio advertising campaign in the Charlotte, North Carolina area The current and prior year three quarters include advertising costs of $9,000 and $11,000, respectively, of costs associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $954,000 (3.9% of total revenue) in the three quarters ended June 30, 2020 compared to $1,170,000 (5.3% of total revenue) in the same prior year period. This $216,000 decline is due primarily to reduced contributions made to the regional advertising cooperative. The current and prior year quarters include advertising costs of $167,000 and $212,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $14,000 and $31,000 for the three quarters ended June 30, 2020 and June 25, 2019, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations

Gain/Loss on Restaurant Asset Disposals. The gain on restaurant asset disposals for the three quarters ended June 30, 2020 was $36,000 compared to a loss of $5,000 in the three quarters ended June 25, 2019.

$28,000 of the gain in the current year is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants. The additional gain of $8,000 in the current year is related to the sale of miscellaneous restaurant equipment. The loss in the prior year quarter is primarily associated with the write down of assets no longer in use, offset by deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Impairment Costs: Impairment costs were $15,291,000 and $0 for the three quarters ended June 30, 2020 and June 25, 2019, respectively. $5,291,000 of the costs in the current three quarters are related to six Bad Daddy’s restaurants’ assets that were impaired and $10,000,000 is attributable to an impairment of goodwill related to our Bad Daddy’s reporting unit.

Loss from Operations. The loss from operations was $14,062,000 in the three quarters ended June 30, 2020 compared to a loss of $513,000 in the three quarters ended June 25, 2019.

The change in the loss from operations for the three quarters ended June 30, 2020 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Asset Impairment Costs” sections above.

Net Loss. The net loss was $14,700,000 for the three quarters ended June 30, 2020 compared to a net loss of $49,000 in the three quarters ended June 25, 2019.

The change from the three quarters ended June 30, 2020 to the three quarters ended June 25, 2019 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Asset Impairment Costs” sections above as well as an increase in net interest expense of $77,000 for the three quarters ended June 30, 2020 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the three quarters ended June 30, 2020, the income attributable to non-controlling interests was $738,000 compared to $912,000 for the three quarters ended June 25, 2019.

$319,000 of the current three quarters’ income is attributable to the BDI joint-venture restaurants, compared to $671,000 in the same prior year period. This $352,000 decrease is primarily due to the elimination of non-controlling interests beginning in the second fiscal quarter of 2019 associated with the repurchase of interests in the three Raleigh area restaurants as well as reduced restaurant level profitability in the third fiscal quarter of 2020. $419,000 of the current three quarters’ income is attributable to the Good Times joint-venture restaurants, compared to $241,000 in the same prior year period. This $178,000 increase is primarily due to increased restaurant level profitability in the third fiscal quarter of 2020.

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

The following table reconciles net income/loss to EBITDA and Adjusted EBITDA (in thousands) for the third fiscal quarter and year-to-date:

	Quarter Ended		Year-to-Date
	June 30, 2020 (13 Weeks)	June 25, 2019 (13 Weeks)	June 30, 2020 (40 Weeks)	June 25, 2019 (39 Weeks)
Adjusted EBITDA:
Net income (loss), as reported	$289	$540	$(15,438)	$(961)
Depreciation and amortization	968	1,096	3,140	3,157
Interest expense, net	202	202	638	561
EBITDA	1,459	1,838	(11,660)	2,757
Preopening expense	31	128	992	928
Non-cash stock-based compensation	74	110	223	331
Non-recurring severance costs	-	-	41	-
GAAP rent-cash cash difference	(95)	(44)	(118)	(50)
Gain (loss) on disposal of assets	(8)	44	(36)	5
Asset impairment charge	932	-	15,291	-
Adjusted EBITDA	$2,393	$2,076	$4,733	$3,971

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2020, we had a working capital deficit of $1,738,000, Our working capital position additionally benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs for the remainder of fiscal 2020 and 2021, although if we are required to shut down dining rooms or full restaurants due to COVID-19-driven government restrictions, we may need to seek additional sources of liquidity. As of June 30, 2020, we had $354,000 in commitments outstanding related to construction contracts for a Bad Daddy’s restaurant that was under construction at the outset of the pandemic, but which has been halted due to the uncertainty created by COVID-19.

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

Financing

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019, the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019, the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make “Restricted Payments” (as defined in the Cadence Credit Facility) in the form of repurchases or redemptions of certain equity interests of the Company from former directors and officers of the Company in an aggregate amount not to exceed $100,000. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of June 30, 2020, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.73%.

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

As of June 30, 2020, the outstanding balance on borrowings against the facility was $9,900,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of June 30, 2020, the outstanding face value of such letters of credit was $157,500.

Principal payments on the Cadence Credit Facility are required beginning on June 30, 2020 in $250,000 installments on the last business day each of March, June, September, and December in each calendar year. The total loan commitment is permanently reduced by the corresponding amount of each such repayment on such date. New borrowings are permitted up to the amount of the loan commitment. The note matures and is due in its entirety on December 31, 2021.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum fixed charge coverage ratio of 1.25:1 and minimum liquidity of $2,000,000. As of June 30, 2020, the Company was in compliance with all covenants under the Cadence Credit Facility.

On April 14, 2020, the Company entered into a Consent and Forbearance Agreement effective March 31, 2020 (the “Forbearance Agreement”) with respect to the Cadence Credit Facility. The Company informed Cadence that certain events of default may occur as a result of Company’s failure to comply with certain financial covenants for the fiscal quarter ended on or about March 31, 2020 (collectively, the “Potential Events of Default”). Pursuant to the terms of the Forbearance Agreement, during the Forbearance Period (as defined below), Cadence agreed to forbear from exercising any available rights and remedies under the Cadence Credit Facility to the extent such rights and remedies arise exclusively as a result of the Potential Events of Default. Further, Cadence agreed to consent to the Company’s request to defer the principal payment (the “Payment Deferral”) on the loans due on June 30, 2020 until the maturity date. The forbearance period (the “Forbearance Period”) expired at 11:59 p.m. (Eastern time) on June 30, 2020 and the Company is currently in compliance with all of its financial covenants.

Paycheck Protection Program Loans

On May 7, 2020, Good Times Restaurants Inc., and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BDC (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”), which is sponsored by the Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

The Loans are evidenced by individual promissory notes of each of the Borrowers dated April 29, 2020 executed by each Borrower on May 7, 2020 (together, the “Notes”) in favor of the Lender which Notes bear interest at the rate of 1.00% per annum. All or a portion of the Loans may be forgiven by the SBA upon application by the Borrowers accompanied by documentation of expenditures in accordance with SBA requirements under the PPP, which includes employees being kept on the payroll for twenty-four weeks after the date of the Loans and the proceeds of such Loans being used for payroll, rent, mortgage interest or utilities. Congress subsequently passed the PPP Flexibility Act which modified certain provisions of the PPP program, including expanding the original eight-week covered period to a period of twenty-four weeks. The SBA and the Treasury continue to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. The Company continues to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. The Company believes it qualifies for the PPP and is compliant in all aspects with its use of PPP funds. However, in the absence of final guidance or regulations the Company cannot give any assurance that the Loans will be forgivable in whole or in part.

In the event that any portion of the Loans are not forgiven in accordance with the PPP, following a deferral period that ends November 2, 2020, the Company will be required to pay the Lender monthly payments of principal and interest in an aggregate amount of $489,000 to repay the PPP Loans in full on or before April 29, 2022. The Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Notes contain certifications and agreements related to the PPP, as well as customary default and other provisions. We reflect the full principal amount of the PPP loans as debt, accounting for such loans under ASC 470, with current maturities of approximately $3.8 million. We intend to account for the forgiveness of such loans at the time such forgiveness is granted.

Capital Expenditures

Planned capital expenditures for the balance of fiscal 2020 primarily include normal recurring capital expenditures for existing Good Times and Bad Daddy’s restaurants.

Cash Flows

Net cash provided by operating activities was $4,388,000 for the three quarters ended June 30, 2020. The net cash provided by operating activities for the three quarters ended June 30, 2020 was the result of a net loss of $14,700,000 as well as cash and non-cash reconciling items totaling $19,088,000 (these reconciling items are comprised of 1) depreciation and amortization of general assets of $3,311,000, 2) amortization of operating lease assets of $3,100,000, 3) stock-based compensation expense of $223,000, 4) impairment costs of 15,291,000 5) an increase in receivables and other assets of $840,000, 6) an increase in deferred liabilities and accrued expenses of $346,000 , 7) an increase in accounts payable of $47,000 and 8) a net increase in amounts related to our operating leases of $2,392,000.

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

Net cash used in investing activities for the three quarters ended June 30, 2020 was $2,305,000 which primarily reflects the purchases of property and equipment of $2,294,000, proceeds from the sale of fixed assets of $55,000 and the purchase of treasury stock of $75,000. Purchases of property and equipment is comprised of the following:

•	$2,065,000 in costs for the development of Bad Daddy’s locations

•	$106,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
•	$90,000 for miscellaneous capital expenditures related to our Good Times restaurants
•	$33,000 for miscellaneous capital expenditures related to our corporate office

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

Net cash provided by financing activities for the three quarters ended June 30, 2020 was $7,837,000, which includes principal payments on notes payable and long-term debt of $8,250,000, borrowings on notes payable and long-term debt of $16,945,000, contributions from non-controlling interests of $22,000 and distributions to non-controlling interests of $880,000.

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

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2019 were approximately 4.4%, and we raised menu prices approximately 4.0% during the first three quarters of fiscal 2020. The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2019 were approximately 1.5% on average. We raised menu prices during the first three quarters of fiscal 2020 approximately 2.4%. Commodity prices have been elevated during fiscal 2020, including significantly higher-than-normal pricing during June and July 2020. Due to the impact of the COVID-19 pandemic, availability of ground beef and bacon has been constrained and prices for those commodities have been substantially more volatile than in recent history. Due to these factors, we are not able to predict the impact of inflation on our food and packaging costs for the balance of the year.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10Q, the Company’s Chief Executive Officer (its principal executive officer and principal financial officer) has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than controls implemented to account under FASB ASU 2016-02, Leases (Topic 842).

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

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic, as well as our responses to the outbreak, have significantly disrupted and will continue to disrupt our business. In the United States social distancing restrictions have been enacted and, in many areas, individuals are restricted from non-essential movements outside of their homes. With the reopening of all Bad Daddy’s Burger Bar dining rooms, we are operating under capacity restrictions for some time as social distancing protocols remain in place, and we are unable to determine at what point, if ever, capacity will be restored to pre-pandemic levels. Additionally, an outbreak or perceived outbreak of COVID-19 connected to one or more of our restaurants could cause negative publicity and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, or if individuals will be comfortable returning to our restaurants during or following social distancing protocols. Similarly, we cannot predict the effects the COVID-19 pandemic will have on the restaurant industry as a whole or the share of customer traffic to our restaurants compared to other restaurants. Any of these changes could materially adversely affect our financial performance.

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

In addition, while we have taken actions to manage our liquidity position in response to COVID-19, such as temporary reductions in management pay, temporary reductions in work force, extended vendor payment terms and receiving Paycheck Protection Program loans, we may need to seek additional sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur in the future.

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
DATE: August 14, 2020

Ryan M. Zink Chief Executive Officer

