Form 10-K
period 2020-09-29
Good Times Restaurants Inc.
filed 2020-12-18
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☑

As of March 31, 2020 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 9,805,344 shares of common stock held by non-affiliates of the registrant was $5,687,100.

As of December 11, 2020, the registrant had 12,629,400 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 29, 2020.

PART I

ITEM 1.	BUSINESS

Our Company

Good Times Restaurants Inc., a Nevada corporation formed on October 6, 1996, operates and franchises Bad Daddy’s Burger Bar restaurants (“BDBB” or “Bad Daddy’s”) and Good Times Burgers & Frozen Custard (“GTBFC” or “Good Times”) restaurants. Bad Daddy’s and Good Times are two distinctly different, yet complementary, restaurant concepts. Each is positioned as a premium brand within its respective segment of the industry. Bad Daddy’s operates in the full-service dining segment as a premium burger bar concept and Good Times operates in the quick-service restaurant segment as a high-quality drive-thru focused concept.

Through our subsidiaries, as of December 11, 2020, we own, operate, franchise, or license a total of thirty-nine Bad Daddy’s restaurants in seven states. We own and operate twelve Bad Daddy’s restaurants in Colorado, one Bad Daddy’s restaurant in Oklahoma, fifteen Bad Daddy’s restaurants in North Carolina, and ten Bad Daddy’s restaurants in three other states within the Southeast region of the United States. Of these restaurants, four restaurants are operated through joint-venture arrangements where we are the operating partner and own between 23% and 75% interest in the joint-venture entities. We license the Bad Daddy’s brand for the Bad Daddy’s restaurant located in the Charlotte Douglas International Airport which is owned and operated by a third-party licensee. One additional Bad Daddy’s restaurant in Greenville, S.C. is operated by a third-party franchisee.

We currently own and operate or franchise thirty-two total Good Times restaurants. Of these restaurants, thirty are in Colorado. Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.

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

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal year 2020 had a quarter with 14 weeks. Our discussion for fiscal years 2020 and 2019, which ended on September 29, 2020 (“fiscal 2020”) and September 24, 2019 (“fiscal 2019”), respectively, cover periods of 53 full calendar weeks in fiscal 2020 and 52 full calendar weeks in fiscal 2019.

Fiscal 2020 Financial & Brand Highlights

•	We adopted ASU 2016-02 Leases (Topic 842) at the start of fiscal 2020. This update requires us to recognize right-of-use assets and lease liabilities on our balance sheet. See Notes 1 and 6 to our financial statements for further information.

•	We recognized impairment charges to goodwill and long-lived assets in fiscal 2020 totaling approximately $15.6 million. Of this amount, $10 million was an impairment of goodwill related to the impact from closures and significant capacity reduction of Bad Daddy’s dining rooms resulting from the COVID-19 pandemic. The remaining approximate $5.6 million impairment was an impairment long-loved assets related to six Bad Daddy’s restaurants and one Good Times restaurant which were identified as having a carrying value exceeding expected future cash flows. See Note 1 to our financial statements for further information.

•	Our net revenues for fiscal 2020 decreased by $897,000 (-0.8%) to $109,858,000 from $110,755,000 in fiscal year 2019, primarily due to the negative impact of our Bad Daddy’s dining room closures due to the COVID-19 pandemic. This negative impact was partially offset by increased Good Times revenues, an extra operating week in fiscal 2020, and the opening of two new Bad Daddy’s restaurants during the first fiscal quarter of 2020.

•	The Bad Daddy’s brand had a 17.7% decrease in same store sales for fiscal 2020.

•	The Good Times brand had a 7.9% increase in same store sales for fiscal 2020.

•	One company-owned Good Times restaurant closed during fiscal 2020.

•	We ended fiscal 2020 with $11.5 million in cash and a $17.1 million balance in notes payable.

Recent Developments

COVID-19 Pandemic: The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations during the third and fourth fiscal quarters of 2020. During portions of the month of March 2020 through late May 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Beginning in late May 2020, we began to re-open dining rooms at Bad Daddy’s as local regulations allowed. By early June, we had re-opened all the dining rooms at Bad Daddy’s, which remained open through the end of the fiscal year. Although our dining rooms were open, all were operating at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. In November 2020 all of our dining rooms in Colorado closed again due to government requirements, which we expect to result in lower average weekly sales for those restaurants. Should additional dining room closures occur, our business would be adversely affected. All of our Bad Daddy’s restaurants have outdoor seating options which are currently open for seating, including under current Colorado COVID-19 guidelines. Should outdoor seating be restricted similar to the way dining rooms have, our business would also be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in turn could require us to serve a limited menu, restrict number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

We took extraordinary actions to increase our liquidity in response to COVID-19, including temporarily reducing employee pay, reductions in force, and obtaining Paycheck Protection Program (the “PPP”) loans. The PPP is sponsored by the Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We have since significantly increased employment levels and restored pay to employees as of the date of this report. Although we currently have a meaningful cash balance and generated significant cash flow from operations during the fourth fiscal quarter, should business decline significantly as a result of the pandemic we would not likely be able to take some of the same actions without negatively impacting the long-term viability of the business. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and more specifically to those borrowers operating in the full-service dining segment, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur.

The impact on our operating results as well as the operational and financial measures we have implemented in response to the COVID-19 pandemic have been included throughout this report.

Debt: We previously entered into a credit agreement with Cadence Bank (the “Cadence Credit Facility”) to provide the necessary capital to fund future Bad Daddy’s and Good Times locations as well as fund the continued remodel of existing Good Times locations and recurring capital expenditures. In October 2018, this agreement was amended to increase the borrowing capacity of the revolving line of credit to a total of $17,000,000. In February 2019, we entered into an amendment to the Cadence Credit Facility to provide consent for BDI to purchase all of the non-controlling equity interest of three joint-venture Bad Daddy’s entities in the Raleigh market. In December 2019, we entered into an additional amendment in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility).

On April 14, 2020, the Company entered into a Consent and Forbearance Agreement effective March 31, 2020 (the “Forbearance Agreement”) with respect to the Cadence Credit Facility. The Company informed Cadence that certain events of default may occur as a result of Company’s failure to comply with certain financial covenants for the fiscal quarter ended on or about March 31, 2020 (collectively, the “Potential Events of Default”). Pursuant to the terms of the Forbearance Agreement, from March 31, 2020 through 11:59 p.m. (Eastern time) on June 30, 2020 (the “Forbearance Period”), Cadence agreed to forbear from exercising any available rights and remedies under the Cadence Credit Facility to the extent such rights and remedies arise exclusively as a result of the Potential Events of Default. Further, Cadence agreed to consent to the Company’s request to defer the principal payment (the “Payment Deferral”) on the loans due on June 30, 2020 until the maturity date. The forbearance period (the “Forbearance Period”) expired at 11:59 p.m. (Eastern time) on June 30, 2020. The Company has been in compliance with all financial covenants since the expiration of the Forbearance Period.

On May 7, 2020 we entered into entered into unsecured loans (the “PPP Loans”)in the aggregate principal amount of $11,645,000 with Cadence Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”), which is sponsored by the Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loans are evidenced by individual promissory notes executed on May 7, 2020 (together, the “Notes”) in favor of the Lender which Notes bear interest at the rate of 1.00% per annum. All or a portion of the Loans may be forgiven by the SBA upon application by the borrowers accompanied by documentation of expenditures in accordance with SBA requirements under the PPP, which includes employees being kept on the payroll for eight weeks after the date of the PPP Loans and the proceeds of such PPP Loans being used for payroll, rent, mortgage interest or utilities. We believe we are in compliance with all such requirements but, in the absence of definitive guidance, cannot give assurance that the PPP Loans will indeed be forgiven. See “Item 1A Risk Factors”.

Concepts

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar is a full-service, casual dining small box “better burger” concept. Bad Daddy’s currently operates all of its company-owned restaurants under a table service / full-bar service model.

There are three primary elements of the concept that we try and differentiate from our competition:

1.	”True Scratch Cooking.” The menu consists of chef-inspired burgers, sandwiches, main-course salads, and appetizers carefully crafted in-house with high-quality ingredients to deliver bold flavor profiles along with portion sizes and presentations that are unrivaled in the casual dining segment of the industry. Beyond simply assembling finished ingredients on a plate, many of our sauces, dressings, and even our housemade American cheese are prepared from scratch in our restaurant kitchens. We offer our guests an unparalleled ability to customize their burgers and salads, including Create Your Own Burgers and Salads, restricted only by the ingredients available in the kitchen, which include a variety of different protein options including bison, turkey, chicken, salmon, and plant-based protein.

2.	A “Bad Ass Bar.” The food menu is complemented by a full bar that focuses on local and craft beers and unique, handcrafted cocktails. Two specialties are our Bad Daddy’s Amber Ale, available only at Bad Daddy’s, and our Bad Ass Margarita. System-wide, total alcoholic beverages have historically accounted for approximately 15% of sales in our Bad Daddy’s restaurants. This decreased to 12% of sales in Fiscal 2020 as a result of COVID-19 closures and an increase in off-premise sales. Our customers typically do not consider us a sports bar, but instead we focus on making our bar a place where both newcomers and regular guests can comfortably relax and enjoy a beverage at happy hour, with their meal, or at any other time of day.

3.	“Over the Top” Hospitality. The restaurants have a high-energy yet family friendly environment with iconic pop culture design elements and a personal, ultra-friendly and informal service platform with a legacy of southern hospitality. Bad Daddy’s menu, service and environment are designed around an irreverent brand personality, including menu items such as our Bad Ass Burger made with deep fried bacon, and iconic Farrah Fawcett and Paul Newman Cool Hand Luke posters in the men’s and women’s restrooms. We have developed our own playlist of classic rock and modern rock music that adds to the high energy atmosphere.

While clearly available for on-premises customers, all three of these elements are available for our off-premises guests as well, as we (1) offer the same customization on our off-premises ordering platforms as we offer in-restaurant, (2) where allowable by state or local regulation, we also provide our alcoholic beverages in an off-premises format for those customers who are ordering their meal for carryout or delivery, and (3) we offer the same level of hospitality to our carry-out guests and tightly manage our delivery service providers to a similar expectation of over-the-top service.

This brand positioning results in transactions that generate an average per person check of approximately $19. The lunch daypart (open until 2pm) represents approximately 36% and the happy hour and dinner dayparts (2pm until close) represent approximately 64% of restaurant sales. Off-premise sales, including take-out, delivery and curbside pickup, accounted for approximately 30% of all system-wide sales in Fiscal 2020, an increase of 19% over Fiscal 2019. This change in off- to on-premise sales was a result of COVID-19 closures and capacity reductions. Off-premise sales average $27 per transaction while on-premise sales average $30 per transaction.

A typical Bad Daddy’s restaurant is approximately 3,500-4,000 square feet with an enclosed patio, smaller than most other chain casual dining restaurants. Fiscal 2020 average restaurant sales were projected to be approximately $2.6 million based upon historical performance and planned new restaurant openings, which would have resulted in average sales per square foot of approximately $684. We believe this is a key metric indicating the strength and expansion potential of the concept. COVID-19 has affected our average unit volumes, however, resulting in actual Fiscal 2020 average annual restaurants sales of $2.0 million, generating average sales per square foot of approximately $556.

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

In November 2020 the Company launched an all-new virtual brand, Bad Mama’s Chicken. This concept currently utilizes twenty-four existing Bad Daddy’s Burger Bar kitchens and staff and is available only on major third-party delivery platforms. The limited menu includes fresh jumbo chicken wings and hand-battered fresh chicken tenders with multiple unique dipping sauces and sides including crispy tater tots, housemade potato chips and creamy, scratch-made mac and cheese. The Company is assessing expanding the virtual concept beyond the select locations in Alabama, Colorado, Georgia and Oklahoma, North Carolina, South Carolina and Tennessee.

Good Times Burgers & Frozen Custard

Good Times is an upscale, quick-service restaurant concept offering fresh, 100% all-natural, hand-crafted products. We own and operate 24 Good Times restaurants, and franchise an additional eight, located primarily in the Denver market and along the front range of Colorado. We believe Good Times was the first quick-service chain in our region, and one of the first in the country to offer a menu of fresh all-natural Angus beef and all-natural chicken from animals that are humanely raised and vegetarian fed without the use of added hormones, steroids, or antibiotics.

We compete primarily on the quality of our products and consistently prompt service. We support our quality position by using only all-natural beef and chicken. Sandwiches and sides are made to order to assure they are fresh and hot. Our All Natural Frozen Custard is made fresh throughout the day. These quality commitments help Good Times challenge quick-serve restaurant norms and match quality found at fast casual restaurants. Our focus on speed of service keeps our customers happy as most of our sales come from the drive thru. With menu innovation, we strive to create flavor profiles unique to Good Times. We have rotating limited time menu items and custard flavors. Our customers appreciate that we support local causes and do not take ourselves too seriously. Good Times is able to communicate these advantages and promotions through the use of radio and digital advertising.

Our average per person check is approximately $9.61, which we believe is lower than the average check at fast casual hamburger concepts such as Habit Burger, Five Guys, and Smashburger, but higher than the typical quick-service restaurant average check. We do not offer a low-priced value menu like most national quick-service chains, choosing to define our value proposition based on quality ingredients with a specific focus on all-natural beef and chicken and products spanning a range of price choices within each of our menu categories. We have shifted our focus to a blend of quality and speed while slightly reducing the number of items on the menu.

Good Times is primarily a drive-through concept, as all our restaurants have at least one drive-through lane and generally have a walk-up window where customers may additionally place orders. Many of our restaurants have no indoor seating and consist of one or two drive-through lanes and outdoor patio seating. Speed of service in this segment is critical for success and we average less than three-minute transaction times, as measured from the time the customer places their order until they leave the drive-through lane. Prior to the COVID-19 pandemic, even in our restaurants that feature dine-in seating, a majority of our sales were conducted through the drive-thru lane. All of our company-owned Good Times restaurants dining rooms are closed currently and have been since late March 2020. Customers are able to enter restaurants with dining rooms to place orders and are able to place orders at the walk-up windows in those locations without dining rooms. Our patios are currently open for outdoor dining as allowed under current Colorado COVID-19 restaurant guidelines.

The success of our strategy is evident in our long-term same-store sales growth (sales growth over the prior year period at restaurants open more than 18 months, also referred to as comparable sales). Fiscal 2020’s same store sales increased 7.9% preceded by a minimal same store sales decline of (0.4%) in fiscal 2019 and comparable sales growth of 4.2% in fiscal 2018 and 2.1% in fiscal 2017.Compound annual same store sales growth over the last five fiscal years was 3.9%.

Our Business Strengths

Our Brands Are Complementary.

While operating in different segments of the restaurant industry, our two brands complement each other in both their similarities and differences:

Each has a value proposition primarily driven by quality and higher-touch service that deliver an exceptional experience to each guest. The menu contains chef-inspired items with many made from scratch in our kitchens. Bad Daddy’s resonates with consumers by consistently executing high-quality menu items with bold flavors delivered in a high-energy environment with a slightly irreverent brand personality. The appeal of Bad Daddy’s supersedes a purely on-premise customer experience however, as the focus we place on bold, unique flavors; superior ingredients; and scratch cooking in each kitchen translates into significant off-premise adoption, both through traditional customer carry-out and delivery by third party delivery service providers.

We believe Good Times is the only quick-service chain in our region with an all-natural platform. We do not offer a low-priced menu as many national quick-service chains do, choosing to compete on a market position emphasizing quality with a specific focus on all-natural beef and chicken, and with a variety of price points across the menu with quick-service restaurant speed of service. The quick-service, and in particular, drive-thru format of our Good Times concept offers a balancing effect to business cycles that are common in the full-service segment of the restaurant industry.

Our Brands Have a Common Culture and Operating Philosophy.

While each of our brands is led by separate operating teams, each shares a commitment to four core values and four dimensions of our business:

•	Core Values. Each brand focuses on developing behaviors and expectations around our core values, which we have recently revisited and updated. Our updated values are: 1) Respect and Care for Others, 2) Integrity, 3) Service Orientation and Hospitality, and 4) Entrepreneurship and Innovation.

•	Dimensions of the Business:

o	Individual Fulfillment. Our first value speaks directly to people, whether that is fellow team members or our customers. Specific to our team members, we seek to hire people with aligned values and the appropriate knowledge and skills throughout the organization, provide them with comprehensive training programs, and provide a framework for self-directed, company-supported continuous development, as we believe that the individual fulfillment achieved from self-actualized team members with aligned values will deliver consistently superior products and service. We maintain incentive programs at all levels of management based on balanced metrics addressing performance related to people development and retention, consistent, strong operations, and superior economic value creation.

o	Our Guests’ Emotional Connection. Rather than merely being a feeding trough for the masses, we strive to differentiate our concepts in a way that creates an emotional connection by the guest to each brand. This emotional connection drives loyalty and long-term strength in same-store-sales.

o	Operational Excellence. We are content with neither mediocrity nor the status quo, even if it is “good enough.” Rather we strive for excellence in execution, whether that is within the operations of our restaurants, or the operations of our shared services capabilities. We: (1) do things the right way, (2) take pride in our work, (3) take pride in our facilities, and (4) take pride in our brand. The pride that is shared by all of us drives us towards excellence in all of our activities.

o	Financial Discipline and Strength. While growth is important, it needs to be sensible and bounded by financial strength. We want to achieve both growth in unit volumes and growth in number of units, but at the same time maintain a low debt load.

Our Brands Have Growth Potential.

We believe both of our brands are well positioned to take advantage of consumers’ changing demands for restaurants, whether regarding the quality of the ingredients, the ability to customize their order exactly to their liking, or the ability to eat their food in a restaurant dining room, on a patio, in their car, or to either pick it up or have it delivered so they can eat it at their home or office. We believe Good Times and Bad Daddy’s are both well positioned to capitalize on those macro-trends.

Both of our brands currently operate with relatively small market penetration and overall development footprints, providing significant expansion potential. It is our goal to primarily grow our Bad Daddy’s brand and to do so relatively contiguously from our existing restaurants in order to maximize brand awareness and operating and distribution efficiencies.

Good Times and Bad Daddy’s operate with a common point-of-purchase system and we have implemented a common back office system for both brands. We are also continuing to invest in sophisticated digital training tools, making each brand’s restaurant level processes, systems, recipes and management tools available in one commonly accessible database.

We Have Assembled a Dedicated Senior Leadership Team with Significant Experience.

Each of the members of our senior leadership team have more than fifteen years of relevant experience in their field of expertise, and nearly all have more than fifteen years of industry experience, with many members having worked together for more than 20 years developing the Good Times concept. Upon adding the Bad Daddy’s concept to the business, we made strategic hires to complement our management team with individuals with depth of experience in operating and growing full-service concepts.

Each brand is operated with distinct operations teams led by its own operations leader, while utilizing shared support capabilities in administration, finance, accounting, human resources, development, marketing and information technology, each capability led by its own qualified leader with many years of functional and leadership experience. We believe we have people with the right expertise as well as capable processes and systems in place to support both concepts and targeted future growth of the Bad Daddy’s concept.

We Have Maintained Operating Momentum.

Same-store sales at Good Times have increased nine of the past ten years. Same-store sales increased for fiscal 2020 primarily due to an extra operating week in the first fiscal quarter of 2020 and price increases of approximately 4.0%. Our compound annual same-store sales growth rate was approximately 5.5% from fiscal 2014 to fiscal 2020. We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective management of media mix, and consistent execution of the customer experience. We plan to continue to periodically re-image and remodel our restaurants, maintain a relevant menu with a laser focus on speed and accuracy in execution, in keeping with our brand strategy, and communicate our brand story to maintain our same-store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, North Carolina by a qualified chef and was initially expanded in partnership with a serial restaurant entrepreneur who remains a non-controlling partner in a five of our Bad Daddy’s restaurants. Sales of the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.0 million for fiscal 2020, which was severely impacted by dining room closures and reduced dining room capacities resulting from the COVID-19 pandemic. We opened two restaurants in fiscal 2020 and four in fiscal 2019. The magnitude of our sales returns in the third and fourth fiscal quarters upon reopening of dining rooms gives us confidence in the strength of the Bad Daddy’s concept and the ability for us to deliver upon our pre-pandemic model in a post-pandemic world, such that we expect significant expansion potential, both in our existing markets and in new markets.

Business Strategies

We are focused on continuing to grow same store sales and improve the profitability of the Good Times concept while continuing targeted unit growth of the Bad Daddy’s Burger Bar concept in domestic markets. We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets forth the key elements of our growth strategy:

1.	Increase same-store sales in both brands. We intend to continue to focus on increasing our same-store sales. We plan to further strengthen our fresh, all-natural brand positioning at Good Times with targeted merchandising around each of our menu categories and a targeted focus on speed and accuracy in execution instead of deep discounts or exotic, limited-reach menu items. We also expect to continue various advertising programs, shifting the media mix periodically as we determine appropriate to maximize advertising effectiveness and efficiency. At Bad Daddy’s, during the COVID-19 pandemic-induced restrictions, we intend to maximize merchandising of off-premise sales at affected restaurants, while offering on-premises service to the greatest extent allowed by local regulations. As we emerge from the restrictions and limitations posed on us, we intend to continue to highlight our ease of access to our concept whether the dining occasion is an on-premise or off-premise format, through continued partnerships with delivery service providers, and identifying innovative ways to better reach all potential customers. We further intend to increase Bad Daddy’s same store sales through ongoing menu engineering around bold flavors and unique, concept-appropriate menu items that we believe drive increased customer visits as well as elevated per person average check. Bad Daddy’s advertising has traditionally targeted individual trade areas, community involvement and in-store, “four-wall” marketing activities that focus on optimizing the guests’ food, bar and service experience. We have enhanced those efforts by leveraging third parties who specialize in social and digital media advertising design.

2.	Improve operational capabilities. We continue to focus on managing our expenses in the operation of our restaurants, with a particular focus on cost of sales, labor and operating expense controls and efficiencies while not adversely impacting our overall quality and service proposition. Macroeconomic, state legislative increases to wages and other external factors have resulted in upward trends in certain of these operating costs. We continue to implement programs to mitigate the impact of these external factors and continue to explore other opportunities to improve efficiency of general and administrative costs. We placed an elevated level of focus in managing overhead costs and gaining further efficiencies in supervision and support services costs and believe that those costs will be relatively stable, though we expect to invest in modern human resource and financial planning systems that will provide improved abilities for our restaurant leaders and support capability leaders to best create value for the business.

3.	Pursue disciplined unit growth of Company-operated Bad Daddy’s Burger Bar restaurants. We own the Bad Daddy’s Burger Bar brand, including all associated intellectual property. We have identified two potential new restaurant locations in the southeast U.S. market. Development of these sites began in mid-2020 but has been significantly delayed due to the COVID-19 pandemic. We expect development of at least one of these sites during fiscal 2021. We are currently assessing our development strategies and intend to follow a disciplined strategy of unit growth that may include both company-owned and franchisee-owned units. Consistent with our business dimension of Financial Discipline and Strength, we expect that growth in company-owned restaurants will be more modest than it has been in the past and will stem from operating cash flow rather than through the use of significant debt financing to drive more rapid growth.

Expansion strategy and site selection

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants has focused on urban and suburban upper income demographic areas with median household incomes over $60,000, with a high concentration of daytime employment, upscale retail and movie theaters.  We use specialized software to create a sales forecast for each site and have continued to update the data in that site forecasting software even as we have reduced growth during 2020. We expect to utilize this software as one component of decision making in the selection of site for future Bad Daddy’s restaurant locations.

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet.  While our Good Times restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on- and off-site development or land and zoning submittals and modifications. We estimate that it will take approximately 115 to 135 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued. We expect that the majority of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations.

Good Times Burgers & Frozen Custard

We do not have explicit plans to develop additional Good Times restaurants, as we continue to refine the economic model of our primarily drive-thru business. However, we expect that any opportunistic development in Good Times locations would be through a lens of growth in Colorado and potentially surrounding states, which would preserve operating and marketing efficiencies created by the geographic concentration of our existing base of restaurants. Any development of new Good Times restaurants would involve a new prototype restaurant design focused primarily on drive-thru with an outside patio but without any enclosed dining room.

We currently lease either the land or the land and building for all of our Good Times restaurants.  If we were to develop additional sites, a lease/buy decision would be based upon the economics of the property and our long-term point of view on the underlying real estate and do not have an explicit preference for leasing in the case of future Good Times restaurants. Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective.  Our site selection process includes evaluating several criteria, including a mix of substantial daily traffic, density of at least 30,000 people within a three-mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

Restaurant locations

As of December 11, 2020, we operate, franchise or license a total of thirty-nine Bad Daddy’s Burger Bar locations. The location in the Charlotte Douglas International Airport is operated pursuant to a License Agreement.

Additionally, we operate or franchise a total of thirty-two Good Times restaurants.

Company-Owned/Co-Developed/Joint-Venture

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2020	2019	2020	2019	2020	2019
Alabama	1	1	0	0	1	1
Colorado	12	12	24	26	36	38
Georgia	4	4	0	0	4	4
North Carolina	14	14	0	0	14	14
Oklahoma	1	1	0	0	1	1
South Carolina	3	3	0	0	3	3
Tennessee	2	2	0	0	2	2
Total	37	37	24	26	61	63

One company-owned Good Times restaurant closed, and the property was subleased during fiscal 2020. Additionally, one company-owned Good Times restaurant closed subsequent to September 29, 2020 that the Company intends to sublease to a non-affiliated entity.

We opened two company-owned Bad Daddy’s restaurants during the first fiscal quarter of 2020.

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2020	2019	2020	2019	2020	2019
Colorado	0	0	6	6	6	6
North Carolina	1	1	0	0	1	1
South Carolina	1	1	0	0	1	1
Wyoming	0	0	2	2	2	2
Total	2	2	8	8	10	10

Menu

Bad Daddy’s Burger Bar

The Bad Daddy's Burger Bar menu offers our guests a culinary-driven menu consisting of our own unique blend of high quality and handcrafted Angus beef burgers with creative, scratch-made toppings including buttermilk-fried bacon, housemade American cheese, creamy ale queso made in-house with our Bad Daddy’s Amber Ale, and our specialty signature Bad Daddy’s sauce.  The customizable menu options also include a variety of proteins including black bean, salmon, turkey, buffalo and chicken.  Additionally, we offer giant chopped salads, a full gluten-friendly menu, appetizers including hand-cut fries and housemade potato chips, hand-spun ice cream milk shakes and our scratch-made "southern-style" banana pudding.  We feature a variety of craft beers from local breweries and a full bar serving spirits, innovative cocktails, and wines including our signature Red and White pours.

Our signature recipes include the Bad Ass Burger; Sam I Am Burger and Emilio’s Chicken Sandwich.  Signature Chopped Salads include the Texican Chicken Salad and the Stella’s Greek Salad. The Bad Daddy’s Create Your Own menu allows full customization of burgers and salads offering over sixty topping options. We’ve partnered with Full Sail Brewing, Breckenridge Brewing, and Stone Brewery to make our Bad Daddy's draft brews including Bad Daddy’s Amber Ale, IPA, and Blonde. Our creative cocktail menu uses fresh-squeezed housemade sours and fresh garnishes in our signature Bad Ass Margaritas and features creative and timeless options including the Daddy’s Dragonberry and a Peanutbutter Old Fashioned.

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu paired with genuine and warm hospitality. We also commit to making occasional changes to keep our menu fresh for our guests while still maintaining the spirited flavor profiles that distinguish us from others. In addition, we have rotating chef specials with flavor profiles unique to Bad Daddy's. At times we also feature a burger with local ingredients with a giveback to a local charity.

Good Times Burgers & Frozen Custard

The menu of each Good Times restaurant is focused primarily on hamburgers, cheeseburgers, chicken sandwiches and chicken tenders that are fresh, never frozen, and using only all-natural beef and chicken. This menu is supplemented by side selections including two types of french fries, jalapeno potato poppers, and onion rings. Beverages include typical soft drinks and fresh lemonades, with a selection of frozen custard products. We have a limited breakfast menu consisting of breakfast burritos, orange juice and coffee and a kid’s meal menu featuring a choice of main item, side, drink, and a wooden nickel that can be redeemed for a free kid’s cup or cone of custard.

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

Marketing & Advertising

Bad Daddy’s Burger Bar

Our marketing strategy for Bad Daddy’s Burger Bar focuses on iconic, in-store merchandising materials and local store marketing to the surrounding trade area around each restaurant, including public relations and community-based events.  We generally do not focus on large media buys or “traditional” advertising, but on the in-store customer experience, building word-of-mouth reputation and recommendations and local public relations based on prior and recent awards and recognitions received by Bad Daddy’s. We have recently supplemented this with additional investments in social and digital media using third party resources who specialize in highly targeted advertisements on social media and digital platforms. We additionally use public relations, and trade area specific direct mail materials, particularly in support of new restaurant openings, to drive trial and initial awareness.

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

Media is an important component of building our brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on radio advertising during fiscal 2020 and fiscal 2019.   We augment our broadcast advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products. As with Bad Daddy’s, we have recently supplemented our legacy advertising approach with additional investments in social and digital media using third party resources who specialize in highly targeted advertisements on social media and digital platforms.

Operations

We maintain separate operating teams for each of our concepts and have extensive operating, training and quality control systems in place.

Restaurant Management

Bad Daddy’s Burger Bar was developed as a chef-driven concept and utilizes a team of three or four managers in our operations at most restaurants.  Managers are cross-trained in back of the house skills (prep, kitchen positions and line management), front of the house service positions (host, server and bar) and all management functions, however each manager is assigned one or more specific areas of responsibility over which they have “ownership” and direct accountability for results. Our managers at each restaurant participate in a bonus pool for each restaurant based on a combination of restaurant sales, income, and specific financial and operational objectives. As a full-service concept, our operating leadership structure for Bad Daddy’s Burger Bar operations is distinct and separate, including a separate operations leader, from our Good Times operations team as the experience, qualifications and compensation of team members are significantly different between the quick service and full service segments of the industry. Although this is the case, we have combined recruiting into a single shared services capability and believe that long-term our training capabilities for the brands will similarly be combined into single shared services capability

Each Good Times restaurant employs a general manager, generally one two three hourly assistant managers, up to four hourly shift managers and approximately 10 to 20 non-management team members, most of whom work part-time during three shifts. Most of our shift managers, assistant managers, and general managers are internally promoted from team member positions, and in order to become a shift manager, an eight- to ten-week program over which the team member becomes fully capable on all phases of the operation, is used to train a new shift manager. Ongoing training and development is provided as necessary. We believe that incentive compensation of our restaurant managers is essential to the success of our business. Accordingly, our general managers and assistant managers in each restaurant participate in a bonus program based upon meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.

Operational and Management Systems and Processes

We have implemented highly-effective operating systems and processes relative to those in the industry for both of our concepts.  Detailed processes have been developed for all responsibilities that drive consistency across our system of restaurants and performance against our standards within different day parts.  We utilize a combination of industry-leading labor programs and proprietary algorithms to determine optimal staffing needs of each restaurant based on its actual customer flow and demand.  We also employ several additional operational tools to continuously monitor and improve speed of service, food waste, food quality, sanitation, financial performance and employee development.  The order system at each Good Times restaurant is equipped with an internal timing device that displays and records the time each order takes to prepare and deliver.

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

Training

We strive to maintain quality and consistency in each of our restaurants for both Good Times and Bad Daddy’s through the careful training and supervision of our restaurant leadership team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants.  Each manager must complete an eight- to ten-week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously.   We have a defined weekly and monthly goal-setting process around service, employee development, financial management and store maintenance goals for every restaurant.  Additionally, we have a library of video training tools to drive training efficiencies and consistency at both brands.

Prior to opening a new restaurant, a training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team remains on-site for a period after the opening of the restaurant while an additional team provides several weeks of support following opening.

Recruiting and Retention

At Bad Daddy’s we seek to seek to hire experienced restaurant managers and operating partners.  We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, and incentive plans at every level of management that are tied to performance against key goals and objectives.  We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement.  We also provide various other incentives, including paid time off, car allowances, monthly performance bonuses and referral bonuses.  We have implemented an online screening and hiring tool that has proven to reduce hourly employee turnover.

Franchising

For Bad Daddy’s Burger Bar, we have prepared forms of area rights and franchise agreements, and presently have one existing franchise agreement in force. We anticipate that a franchisee will typically pay a royalty of 4% to 5% of net sales and will participate in an advertising fund and local advertising by contributing up to 2% of net sales.   Initial development and franchise fees are projected to be $35,000 per restaurant.  We estimate that it will cost a Bad Daddy’s Burger Bar franchisee $590,000 to $1,382,000 to open a 3,500 to 4,000 square foot restaurant in an in-line or end-cap retail center, based on our knowledge of the development costs of the existing Bad Daddy’s Burger Bar restaurants. We are not currently actively soliciting new franchisees but are assessing potential future growth through the development of franchised Bad Daddy’s restaurants.

For Good Times, we have previously prepared forms of area rights and franchise agreements and advertising material to be utilized in soliciting prospective franchisees. We have historically sought to attract franchisees that are experienced restaurant operators, are well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units. Currently, we are not actively soliciting new franchisees but are assessing potential future growth through the development of franchised Good Times restaurants.

We currently have one Bad Daddy’s franchise agreement for one restaurant in South Carolina and a license agreement for a Bad Daddy’s location in the Charlotte Douglas International Airport. We currently have six Good Times franchise agreements in the greater Denver metropolitan area and two dual-branded franchised restaurants operate in Wyoming.  In addition, seven joint-venture restaurants are operating in the Denver metropolitan area media market.

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

Management Information Systems

The systems in our restaurants are designed in a manner to minimize the amount of time our managers spend on administrative tasks. We utilize up-to-date versions of a leading point-of-sale system in each of our company-owned restaurants that captures transaction-level data required to support information about sales, product mix, and average check. Configuration of restaurant point-of-sales systems is performed by our technology share service capability.

We use a cloud-based back-office solution across both brands that collects sales, labor and cash data from the restaurant point-of-sale system in near real-time and is the primary source of capture for inventory and supply chain management information.  This back-office solution interfaces with our primary financial accounting systems and provides all levels of management with relevant daily, weekly and monthly reports across substantially all store-level income and expense categories.

Food Preparation, Quality Control & Purchasing

We believe that we have excellent food quality standards relative to the industry.  Our systems are designed to protect our food supply throughout the preparation process.  We inspect specific qualified manufacturers and work together with those manufacturers to provide specifications and quality controls.  Our operations management teams are trained in a nationally recognized comprehensive safety and sanitation course specific to food service.  Minimum cook temperature requirements, periodic line checks throughout the day, and daily facilities checklists ensure the safety and quality of both burgers and other items we use in our restaurants.

We currently purchase 100% of the food and paper supplies for our Good Times restaurants and the majority of the food and paper supplies for our Bad Daddy’s restaurants from US Foods. In addition, we maintain multiple approved suppliers for all key components of our menu to mitigate risk and ensure supply.  Suppliers are chosen based upon their ability to provide (i) a continuous supply of product that meets all safety and quality specifications, (ii) logistics expertise and freight management, (iii) product innovation and differentiation, (iv) customer service, (v) transparency of business relationships and (vi) competitive pricing.  Specified products are distributed to all restaurants through US Foods under negotiated contracts directly to our restaurants two to four times per week depending on restaurant requirements.  We do not believe that the current reliance on these distributors will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased with little or no interruption in service.  We do not anticipate any difficulty in continuing to obtain an adequate quantity of food and paper supplies of acceptable quality and at acceptable prices. We monitor the primary commodities we purchase and extend contract positions when applicable in order to minimize the impact of fluctuations in price and availability. However, certain commodities, primarily ground beef, remain subject to market price fluctuations.

Employees

At September 29, 2020, we had approximately 2,318 employees of which 2,109 are hourly team members and 209 are salaried managers who working full time. Our set of values includes Respect and Care for people, including all of our employees, and one of the dimensions of our business is Individual Fulfillment. We strive to provide competitive salary and benefits, strong development opportunities, and a meaningful job or career for all of our employees and believe that this has translated into good employee relations. None of our employees are covered by a collective bargaining agreement.

COVID-19 Response

We took early action regarding employee well-being in response to the COVID-19 pandemic, implementing comprehensive protocols to protect the health and safety of our employees and guests. Remote work for corporate management and staff was adopted ahead of state and county requirements. We limited reductions in scheduled hours for employees in our company-operated restaurants. For employees of our company-operated restaurants, we also enhanced our benefits programs to offer expanded supplemental paid sick leave ahead of mandates in the majority of the state and county mandates and in counties where sick leave is not mandated, waived employee cost-sharing for COVID-19 testing and moved our tele-med offerings from telephone only to include virtual visits at the same copay cost. We believe that employee sentiment regarding our response to the pandemic is very favorable.

Due to the COVID-19 pandemic, staffing levels for each concept were adjusted to meet guest traffic determined by the then current state orders closing on-premise dining and/or limiting occupancy.

Competition

The restaurant industry, including both limited service and full-service segments, is highly competitive. Bad Daddy’s Burger Bar competes with both local, regional, and national gourmet, “better burger” concepts as well as more legacy grill and bar concepts.  As such, Bad Daddy’s competes with both full service and limited service better burger restaurants.  There are other burger-centric fast casual concepts that operate at a lower average customer check than Bad Daddy’s Burger Bar and others in both fast casual and full-service formats that operate with a higher average customer check. We believe that we offer sufficient price choice to be able to compete effectively in the full range of such concepts.  We believe that Bad Daddy’s Burger Bar has an advantage in the premium quality of our ingredients, unparalleled ability for guests to customize their order, distinctiveness of its atmosphere and the bold, unique flavors of our scratch-made, chef-inspired menu offerings.  Nevertheless, Bad Daddy’s Burger Bar may be at a competitive disadvantage to other restaurant chains with greater name recognition and operating mass.

Good Times competes with many other hamburger-oriented quick-service restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do. In-N-Out, a California-based, burger-focused quick-service restaurant concept, has expanded into the Colorado market. Double drive-through restaurant chains such as Rally’s Hamburgers and Checker’s Drive-In Restaurants, which currently operate double drive-through restaurants in various markets in the United States, are not currently operating in Colorado. We are aware of only two significant competitors offering frozen custard as a primary menu item operating in the Colorado market and both have a significant presence in Midwestern markets that may be targeted for expansion. Additional “fast casual” hamburger restaurants are being developed in the Colorado market; however, these generally do not have drive-through service and generate an average per person check that is meaningfully higher than the average check at a Good Times restaurant.

We believe that Good Times may have a competitive advantage in terms of quality of product compared to traditional quick-service hamburger chains.  Early development of our double drive-through concept in Colorado has given us an advantage over other drive-through chains that may seek to expand into Colorado because of our brand awareness and present restaurant locations.  Nevertheless, we may be at a competitive disadvantage to other restaurant chains with greater name recognition and marketing capability.  Furthermore, most of our competitors in the fast-food business operate more restaurants, have been established longer, and have greater financial resources and name recognition than we do.  There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Intellectual Property

We have registered our marks “Bad Daddy’s Burger Bar” and “Good Times” with the United States Patent and Trademark Office.  We received approval of our federal registration of “Bad Daddy’s Burger Bar” in 2011 and “Good Times” in 2003.  Additionally, we own trademarks or service marks that have been registered with the United States Patent and Trademark Office including, but not limited to, “Bad Daddy’s Burger Bar EST. 2007”, “Big Daddy Bacon Cheeseburger,” “Chicken Dunkers,” and “Happiness Made To Order”.  The registration for our “Bad Daddy’s Burger Bar” mark will be renewed prior to September 2021. The registration for our “Good Times” mark will be renewed prior to August 2022. We intend to maintain our marks and renew registrations on a timely basis.

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

Special Note About Forward-Looking Statements

This Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbors created thereby. A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are related to, among other things:

•	our expectations as to the ongoing impact of the COVID-19 pandemic on our business;

•	business objectives and strategic plans;

•	operating strategies;

•	our ability to open and operate additional restaurants profitably and the timing of such openings;

•	expectations that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations;

•	restaurant and franchise acquisitions;

•	anticipated price increases;

•	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

•	estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

•	anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

•	future capital expenditures;

•	our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2020;

•	the sufficiency of the supply of commodities and labor pool to carry on our business;

•	success of advertising and marketing activities;

•	the absence of any material adverse impact arising out of any current litigation in which we are involved;

•	impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

•	expectations regarding competition and our competitive advantages;

•	impact of our trademarks, service marks, and other proprietary rights; and

•	effectiveness of our internal control over financial reporting.

Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statements appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates in Part II, Item 7, and Risk Factors in Part I, Item 1A, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; increased competition in the quick-service restaurant market; costs and availability of food and beverage inventory; our ability to attract qualified managers, employees, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by employees, franchisees, customers, vendors, Stockholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards, policies and practices or related interpretations by auditors or regulatory entities. Additionally, in the context of the ongoing global COVID-19 pandemic, future facts and circumstances could change and impact assumptions relied upon in our forward-looking statements.

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

Risks Related to Our Business

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have significantly disrupted and will continue to disrupt our business, which has and could continue to materially affect our financial condition and operating results for an extended period of time.

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations in fiscal 2020. During portions of the month of March 2020 through late May 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Beginning in late May 2020, we began to re-open dining rooms at Bad Daddy’s as local regulations allowed. By early June, we had re-opened all the dining rooms at Bad Daddy’s. Although our dining rooms were open, all operated at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that were either mandated by the same government orders, or which we abide by under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers. In November 2020, due to increased incidence and positivity rates in certain counties, all of our Bad Daddy’s Burger Bar restaurants in Colorado again closed dining rooms per government orders, and will remain closed for an indeterminate period of time, though at this time the outdoor patios at those restaurants remain open and available for customer seating.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should governments choose to re-close additional dining rooms, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths.

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

The equity markets in the United States have been extremely volatile due to the COVID-19 outbreak and our stock price has fluctuated.

We have incurred indebtedness under the CARES Act which may be subject to audit, may not be forgivable and may eventually have to be repaid.

The PPP Loans are subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments.

The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million. Should we be audited or reviewed by the U.S. Department of the Treasury or the SBA as a result of the PPP Loans or filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, generate negative publicity and cause us to incur legal and reputational costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loan and may potentially be subject to civil and criminal fines and penalties. We may not have the resources to repay the PPP Loans if required to do so by the federal government.

The Company cannot provide assurance that the principal and interest amounts under the PPP Loans will be forgiven. If all or substantially all of the PPP Loans are not forgiven or it is subsequently determined that they must be repaid, we may be required to repay the PPP Loans. Any such repayment of the PPP Loans will reduce the funds available to us for working capital and other corporate purposes and may limit our ability to obtain additional financing. Additionally, though we believe we are eligible for the PPP Loans under the PPP, our receipt of the PPP Loans could result in negative publicity, or expose us to liability under the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, if it is determined that we were in fact not eligible to take the PPP Loans in the first instance.

We have accumulated losses and expect losses in the future.

We have incurred losses in 29 of our 33 years since inception.  As of September 29, 2020, we had an accumulated deficit of $44,467,000.  Especially in light of the uncertainty of the COVID-19 pandemic, we cannot reasonably predict whether we will produce income or again generate a loss for the fiscal year ending September 28, 2021.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same-store sales for nine of the past ten years at Good Times.  We have operated Bad Daddy’s for a shorter period of time and have had negative same store sales for that concept in the last two fiscal years. Same-store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance and could be greatly impacted by future effects of the COVID-19 pandemic.  We cannot assure that our advertising and promotional efforts will in fact be successful, nor that sales volumes will be fully restored after COVID-19 subsides.  If our same-store sales decrease, and our other operating costs increase, our ability to attain profitability will be adversely affected.

New restaurants, when and if opened, may not be profitable, if at all, for several months.

We anticipate that our new restaurants, when and if opened, will generally take several months to reach normalized operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train a sufficient number of employees, operating costs which are often materially greater during the first several months of operation than thereafter, preopening costs and other factors.  In addition, restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant level operating expense ratios than in existing markets.  Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants. Lastly, the opening of any new restaurants has been significantly delayed because of the effects of the COVID-19 pandemic, and it is unknown when development activities will be fully restored.

Our operations are susceptible to the cost of and changes in food availability which could adversely affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food costs.  Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, seasonality and COVID-19-related factors may affect our food costs or cause a disruption in our supply chain.  We enter into annual contracts with our chicken and other miscellaneous suppliers.  Our Good Times contracts for chicken are fixed price contracts.  Our Bad Daddy’s contracts for chicken and all contracts for beef are generally based on current market prices plus a processing fee.  Changes in the price or availability of our all-natural chicken or beef supply or other commodities could materially adversely affect our profitability.  We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results.  In addition, we may not be able to pass along higher costs through price increases to our customers.

Macroeconomic conditions could affect our operating results.

General economic conditions, including economic downturns related to the COVID-19 pandemic, have adversely affected our results of operations and may continue to do so. If the economy experiences a more significant economic downturn or there are uncertainties regarding economic recovery, consumer spending and the unemployment rate may be affected, which may adversely affect our sales in the future.  A proliferation of heavy discounting by our major competitors may also negatively affect our sales and operating results.

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

The hamburger restaurant market is highly competitive.  Our competitors in the quick-service restaurant segment include many recognized national and regional fast-food hamburger restaurant chains, such as McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box, Freddy’s and Culver’s. In-N-Out has expanded into the state of Colorado, the primary state in which we operate, and is continuing to expand in the market. We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-through service. Most of our competitors have greater financial resources, marketing programs and name recognition than we do. Discounting by our quick-service restaurant competitors may adversely affect the revenues and profitability of our restaurants.

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

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, in particular Ryan Zink, our President, Chief Executive Officer, Principal Financial Officer and Treasurer; Susan Knutson, our Controller and Corporate Secretary and Scott LeFever, our Vice President of Operations Although we have entered into employment agreements with Messrs. Zink, LeFever and Ms. Knutson, they may voluntarily terminate their employment with us at any time. In addition, we do not currently maintain key-person insurance on the lives of Messrs. Zink, LeFever or Ms. Knutson. The loss of Messrs. Zink’s, LeFever’s and Ms. Knutson’s services, or other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

In addition to the novel coronavirus that causes COVID-19, consumer preferences could be affected by health concerns about outbreaks of other viruses, including various strains of influenza; the consumption of beef, the key ingredient in many of our menu items; or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or “foot-and-mouth” disease, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants.  This negative publicity may adversely affect demand for our food and could result in a decrease in customer traffic to our restaurants.  If we react to the negative publicity by changing our concept or our menu, we may lose customers who do not prefer the new concept or menu, and we may not be able to attract a sufficient new customer base to produce the revenue needed to make our restaurants profitable.  In addition, we may have different or additional competitors for our intended customers as a result of a concept change and may not be able to compete successfully against those competitors.  A decrease in customer traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business. Additionally, if our customers or staff members become infected with a pathogen which was actually or claimed to be contracted at our restaurants, customers may avoid our restaurants and/or it may become difficult to adequately staff our restaurants. Any adverse food safety occurrence may result in litigation against us. The negative publicity associated with such an event could damage our reputation and materially adversely affect our financial performance.

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

The Bad Daddy’s Burger Bar concept has been in existence for approximately twelve years. Existing restaurants are currently located in Colorado, Georgia, Oklahoma, North Carolina, South Carolina, Alabama, and Tennessee.  Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful.  There is no guarantee that we will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when such franchises are granted, the restaurants developed by franchisees will be successful.  There is also substantial uncertainty that the franchising business will be successful in view of the facts that we have sold only two Bad Daddy’s Burger Bar restaurant franchises to date and that the restaurant franchising business is very competitive.

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

Currently we qualify as a “smaller reporting company” under SEC rules. A smaller reporting company prepares and files SEC reports and registration statements using the same forms as other SEC reporting companies, though the information required to be disclosed may differ and be less comprehensive.

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

The trading price of our shares of common stock has from time-to-time fluctuated widely and, in the future may be subject to similar fluctuations. This volatility may affect the price at which you could sell your common stock. The market price of our common stock is likely to continue to be volatile and may fluctuate significantly in response to many factors, including:

•	the impact of the ongoing COVID-19 pandemic on our business;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	developments in our business;
•	the operating and securities price performance of companies that investors consider to be comparable to us;
•	announcements of implementation of strategic transactions or developments and other material events by us or our competitors;
•	negative economic conditions that adversely affect the economy, commodity prices, the job market and other factors that may affect the markets in which we operate;
•	publication of research reports about us or the sectors in which we operate generally;
•	changes in market valuations of similar companies;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community; and
•	the realization of any of the other risk factors included in this Annual Report on Form 10-K.

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

We currently lease approximately 8,568 square feet of space for our executive offices in Lakewood, Colorado for approximately $191,000 per year under a lease agreement which expires in February 2021. We expect to enter a new lease, either at our existing office location or in a nearby office building prior to the expiration of our current office lease. Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,100 to 2,400 square feet for those locations with a 45 to 70 seat dining room. We do not own any of the land underlying these restaurants and either lease the land or the land and building. In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet. The buildings are situated on lots of approximately 18,000 to 50,000 square feet. Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report. We intend to acquire new sites both through ground leases and purchase agreements supported by mortgage and leasehold financing arrangements and through sale-leaseback agreements.

Our Bad Daddy’s restaurants are leased spaces of approximately 3,500 to 4,000 square feet in retail developments located in Alabama, Colorado, Georgia, Oklahoma, North Carolina, Tennessee and South Carolina. We intend to lease additional in-line and end-cap spaces in retail developments for new Bad Daddy’s locations.

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

The Company is the defendant party to a lawsuit, White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., initially filed on September 24, 2019 in Delaware Chancery Court arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru division to plaintiffs. The Company removed the case to federal court in the District of Delaware on November 5, 2019. Plaintiffs assert claims for breach of contract and promissory estoppel claiming that the parties, in fact, had an enforceable agreement for the sale of the division to plaintiffs and seek specific performance of the unexecuted contract in connection with the failed transaction. In the alternative, Plaintiffs seek money damages of no less than $332,638.84 suffered from the alleged breach of the agreement. On November 12, 2019, the Company moved to dismiss the case, and the Court denied the motion on September 8, 2020, initiating discovery in the case. Trial is set for March 7, 2022. While the Company continues to believe that plaintiffs’ claims based on an unexecuted contract are meritless and that the probability of plaintiffs’ success and any material impact on the Company are extremely low, the Company, in consultation with counsel, has made an assessment that disclosure of the case is warranted in light of the commencement of fact discovery. Company intends to continue to vigorously defend the lawsuit. The Company has concluded that a loss, or range of loss, from this matter is not determinable, and therefore we have not recorded a liability related to the litigation. The Company will continue to evaluate this matter based on new information as it becomes available. We are otherwise subject, from time to time, to various lawsuits in the normal course of business. These lawsuits are not expected to have a material impact on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Common Stock are listed for trading on the NASDAQ Capital Market under the symbol “GTIM”. As of December 11, 2020, there were approximately 57 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

Overview

Please see “Item 1 Business-Recent Developments” for a discussion regarding the impact of, and the Company’s actions taken in response to, the COVID-19 pandemic on our business.

We operate as two reportable business segments: Good Times Burgers and Frozen Custard restaurants (“Good Times”) and Bad Daddy’s Burger Bar restaurants (“Bad Daddy’s”). All of our Good Times restaurants compete in the quick service drive-through segment of the restaurant industry while our Bad Daddy’s restaurants compete in the full-service casual dining segment of the restaurant industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Refer to Note 10, Segment Reporting, in the notes to our consolidated financial statements for more information.

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal 2020 had a quarter with 14 weeks. Our discussion for fiscal years 2020 and 2019, which ended on September 29, 2020 and September 24, 2019, respectively, cover periods of 53 full calendar weeks in fiscal 2020 and 52 full calendar weeks in fiscal 2019.

The following tables present information about our reportable segments for the respective periods, all dollar values are represented in thousands:

	Fiscal Year
	2020 (53 Weeks)		2019 (52 Weeks)
Bad Daddy’s:
Restaurant sales	$76,315	99.7%	$79,753	99.5%
Franchise revenues	222	0.3%	370	0.5%
Restaurant operating costs:
Food and packaging costs	21,323	27.9%	23,006	28.8%
Payroll and employee benefit costs	27,465	36.0%	30,224	37.9%
Restaurant occupancy and other costs	16,434	21.5%	14,573	18.3%
Depreciation & amortization	3,268	4.3%	3,438	4.3%
Preopening costs	1,031	1.4%	1,774	2.2%
Total restaurant operating costs	$69,521	91.1%	$73,015	91.6%
General & administrative costs (1)	5,828	7.6%	7,680	9.6%
Advertising costs	848	1.1%	820	1.0%
Asset impairment costs	15,256	20.0%	2,380	3.0%
Loss on restaurant asset sale	-	0.0%	17	0.0%
Loss from operations	(14,916)	(19.5%)	(3,789)	(4.7%)
Good Times:
Restaurant sales	$32,763	98.3%	$30,047	98.0%
Franchise revenues	558	1.7%	584	2.0%
Restaurant operating costs:
Food and packaging costs	10,072	30.7%	9,465	31.5%
Payroll and employee benefit costs	10,977	33.5%	10,997	36.6%
Restaurant occupancy and other costs	5,794	17.7%	5,642	18.8%
Depreciation & amortization	861	2.6%	907	3.0%
Total restaurant operating costs	$27,704	84.6%	$27,011	89.9%
General & administrative costs (1)	1,272	3.8%	1,391	4.5%
Advertising costs	1,145	3.4%	1,527	5.0%
Franchise costs	20	0.1%	38	0.1%
Asset impairment costs	350	1.1%	391	1.3%
Gain on restaurant asset sale	(45)	(0.1%)	(21)	(0.1%)
Income from operations	$2,875	8.6%	$294	1.0%

(1) Includes direct and allocated corporate general and administrative costs.

Restaurant operating costs are expressed as a percentage of restaurant sales

Bad Daddy’s Restaurants:

We currently operate thirty-seven company-owned and joint-venture Bad Daddy’s restaurants. We also license one restaurant in North Carolina and have a franchise restaurant in South Carolina. We expect to open no more than two additional Bad Daddy’s restaurants during fiscal 2021. We anticipate an approximate 2% to 3% blended price increase during fiscal 2021 at our Bad Daddy’s restaurants.

Good Times Burgers & Frozen Custard Restaurants:

We currently operate twenty-five company-owned and joint-venture Good Times restaurants all in the state of Colorado. In addition, we have eight Good Times franchise restaurants, six operating in Colorado and two in Wyoming.

We anticipate an approximate 4% price increase during fiscal 2021 at our Good Times restaurants. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Results of Operations for Fiscal 2020 Compared to Fiscal 2019

Net Revenues: Net revenues for fiscal 2020 decreased $897,000 (-0.8%) to $109,858,000 from $110,755,000 for fiscal 2019. Bad Daddy’s concept revenues decreased $3,586,000 while our Good Times concept revenues increased $2,689,000.

Bad Daddy’s restaurant sales decreased $3,438,000 to $76,316,000 in fiscal 2020 from $79,753,000 in fiscal 2019. Sales were positively impacted by four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020 and the impact of the 53rd week of the fiscal year, offset by the negative impact of our dining room closures due to the COVID-19 pandemic. We estimate the impact of the extra week of sales in the first fiscal quarter of 2020 to be approximately $2,015,000. Bad Daddy’s same store restaurant sales decreased 17.7% during fiscal 2020 compared to fiscal 2019, substantially driven by decreases between March and May when dining rooms were closed, and to a lesser extent in June when dining rooms were open but at reduced capacity. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase was 4.0% in 2020 over 2019. There were thirty restaurants included in the same store sales base at the end of the fiscal year. Additionally, net revenues for fiscal 2020 were reduced by $148,000 in lower franchise royalties and license fees compared to the prior fiscal year, primarily related to the Charlotte Airport licensee. Fiscal 2020 and fiscal 2019 include franchise advertising contributions of $13,000 and $14,000, respectively.

Additional sales data related to Bad Daddy’s company-owned and joint-venture restaurants:

	Fiscal Year
	2020	2019
Total operating store weeks	1,951.6	1,698.9
Average sales per week	$39,100	$46,900
Annualized net sales per square foot	$556	$654

Good Times restaurant sales increased $2,716,000 to $32,763,000 in fiscal 2020 from $30,047,000 in fiscal 2019. Same store restaurant sales increased 7.9% during fiscal 2020 compared to fiscal 2019 and benefitted from an extra operating week in the first fiscal quarter of 2020 which we estimate contributed approximately $460,000. Restaurant sales increased $2,373,000 from the prior year due to the same store sales increase. One restaurant was not included in same store sales while closed for a major remodel in fiscal 2019. Sales increased $359,000 in fiscal 2020 from the prior year due to the closure. One restaurant closed during fiscal 2020 and was excluded from same store sales. Sales decreased $642,000 due to this closure. The average menu price increase in fiscal 2020 over fiscal 2019 was approximately 4.0%. Additionally, net revenues for fiscal 2020 were reduced by $26,000 in lower franchise revenues compared to fiscal 2019. Fiscal 2020 and fiscal 2019 include franchise advertising contributions of $231,000 and $295,000, respectively.

Average Good Times restaurant sales for company-operated restaurants open the entire fiscal year for fiscal 2020 and 2019 were as follows:

	Fiscal Year
	2020	2019
Company-operated	$1,299,000	$1,166,000

During fiscal 2020, company-operated Good Times restaurants’ sales for restaurants that had been open a full eighteen months ranged from a low of $846,000 to a high of $2,315,000.

Food and Packaging Costs: For fiscal 2020, food and packaging costs decreased $1,076,000 from $32,471,000 (29.6% of restaurant sales) in fiscal 2019 to $31,395,000 (28.8% of restaurant sales).

Bad Daddy’s food and packaging costs were $21,323,000 (27.9% of restaurant sales) in fiscal 2020, down from $23,006,000 (28.8% of restaurant sales) in fiscal 2019. This decrease is primarily attributable to lower restaurant sales during the current fiscal year versus prior fiscal year. The decrease as a percent of sales is attributable to menu mix shift from a limited menu during the ongoing COVID-19 pandemic, improved cost on soft beverage because refills are not available on off-premise sales, reduced discounting due to the reduction in on-premises sales, and increased pricing charged on sales through third-party delivery services, typically at a 10% to 20% premium to purchases made in-store or through our online ordering system. Purchase prices generally increased on beef and bacon but generally decreased on chicken, on a year-over-year basis.

Good Times food and packaging costs were $10,072,000 (30.7% of restaurant sales) in fiscal 2020, up from $9,465,000 (31.5% of restaurant sales) in fiscal 2019, the result of increased sales. This decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs: For fiscal 2020, payroll and other employee benefit costs decreased $2,779,000 from $41,221,000 (37.5% of restaurant sales) in fiscal 2019 to $38,442,000 (35.2% of restaurant sales).

Bad Daddy’s payroll and other employee benefit costs were $27,465,000 (36.0% of restaurant sales) for fiscal 2020, down from $30,224,000 (37.9% of restaurant sales) in fiscal 2019. The $2,759,000 decrease was primarily attributable to lower restaurant sales during the current fiscal year versus the prior fiscal year. As a percent of sales, payroll and employee benefits costs decreased by 1.9% primarily attributable to staffing reductions associated with the full and partial closures of our dining rooms for much of the third and fourth fiscal quarters as well as reductions in management staffing.

Good Times payroll and other employee benefit costs were $10,977,000 (33.5% of restaurant sales) in fiscal 2020, consistent with $10,997,000 (36.6% of restaurant sales) in fiscal 2019. Payroll and other employee benefits decreased approximately $279,000 in fiscal 2020 due to one company-owned restaurant that was closed in December 2019. This was offset by a $259,000 increase in payroll and other employee benefit expenses primarily due to an increase in restaurant sales compared to the same prior year period. As a percent of sales, payroll and employee benefits costs decreased by 1.1% in fiscal 2020 compared to fiscal 2019. This decrease is primarily attributable to the leveraging impact of the significant sales increases in the third and fourth fiscal quarters of 2020. The average wage paid to our employees increased approximately 4.2% in fiscal 2020 compared to fiscal 2019. The 4.2% increase is attributable to a very competitive labor market in Colorado and state mandated increases in the minimum wage rate.

Occupancy Costs: Occupancy costs include rent, real and personal property taxes, common area maintenance expenses, licenses and insurance expense. For fiscal 2020, occupancy costs increased $524,000 from $8,353,000 (7.6% of restaurant sales) in fiscal 2019 to $8,877,000 (8.1% of restaurant sales).

Bad Daddy’s occupancy costs were $6,025,000 (7.9% of restaurant sales) for fiscal 2020, up from $5,413,000 (6.8% of restaurant sales) in fiscal 2019. The $612,000 increase was primarily attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020, offset by rent abatements of approximately $85,000 granted by various landlords due to the COVID-19 pandemic. The increase as a percentage of sales was due to general increases in our operating lease costs as well as the deleveraging effect of lower restaurant sales.

Good Times occupancy costs were $2,852,000 (8.7% of restaurant sales) in fiscal 2020, down from $2,940,000 (9.8% of restaurant sales) in fiscal 2019. The $88,000 decrease was primarily attributable to rent abatements of approximately $69,000 granted by various landlords in the third fiscal quarter of 2020 due to the COVID-19 pandemic, as well as a $45,000 decrease related to the restaurant that closed in December 2019, offset by increases in our operating lease costs.

Other Operating Costs: For fiscal 2020, other operating costs increased $1,489,000 from $11,862,000 (10.8% of restaurant sales) in fiscal 2019 to $13,351,000 (12.2% of restaurant sales).

Bad Daddy’s other operating costs were $10,409,000 (13.6% of restaurant sales) for fiscal 2020, up from $9,161,000 (11.5% of restaurant sales) in fiscal 2019. The $1,248,000 increase was partially attributable to the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020. Generally speaking, other restaurant operating costs were significantly reduced due to the large decrease in sales in the third and fourth fiscal quarters compared to the same prior year quarters; however, the general decrease was fully offset by a $1,346,000 increase in commissions paid to delivery service providers in the current fiscal year compared to the prior fiscal year as well as increased paper and packaging costs associated with off-premise sales. The percentage increase was primarily attributable to the deleveraging impact of lower overall sales and a significant shift in delivery sales as a percentage of overall sales, as customers migrated to delivery during the first two months of the COVID-19 pandemic and dining rooms were generally closed.

Good Times other operating costs were $2,942,000 (9.0% of restaurant sales) in fiscal 2020, up from $2,701,000 (9.0% of restaurant sales) in fiscal 2019. The increase was primarily attributable to an approximate $284,000 increase in commissions paid to delivery service providers offset by decreases in other general restaurant supplies and expenses.

New Store Preopening Costs: For fiscal 2020, we incurred $1,031,000 of preopening costs compared to $1,774,000 in fiscal 2019. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current fiscal year are primarily attributable to four restaurants: two that opened late during the fourth quarter of fiscal 2019, and two restaurants that opened during the first fiscal quarter of 2020. In addition, the current fiscal year includes approximately $157,000 of non-cash operating lease costs associated with two future Bad Daddy’s restaurants. In the prior fiscal year, pre-opening costs are related to the one Bad Daddy’s restaurant opened during the second fiscal quarter of 2019, and two that opened during the fourth quarter of fiscal 2019. Preopening costs typically occur over a period of approximately five months. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs: Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and leasehold interests. For fiscal 2020, depreciation and amortization costs decreased $216,000 from $4,345,000 in fiscal 2019 to $4,129,000 in fiscal 2020.

Bad Daddy’s depreciation costs decreased $170,000 from $3,438,000 in fiscal 2019 to $3,268,000 in fiscal 2020. This decrease was attributable to reduced depreciation resulting from asset impairment charges recorded in the fourth quarter of fiscal 2019 and the second quarter of fiscal 2020, offset by the four new restaurants opened in fiscal 2019 and two new restaurants opened in the first fiscal quarter of 2020.

Good Times depreciation costs decreased $46,000 from $907,000 in fiscal 2019 to $861,000 in fiscal 2020.

General and Administrative Costs: General and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses. For fiscal 2020, general and administrative costs decreased $1,971,000 from $9,071,000 (8.2% of total revenues) in fiscal 2019 to $7,100,000 (6.5% of total revenue).

The $1,971,000 decrease in general and administrative expenses in fiscal 2020 is primarily attributable to:

•	Decrease in training and recruiting costs of $350,000
•	Decrease in administrative related payroll and benefit costs of $692,000 primarily related to the termination of the employment agreement of the Company’s former CEO in the fourth quarter of fiscal 2019
•	Decrease in incentive stock compensation of $435,000 primarily related to the termination of the employment agreement of the Company’s former CEO in the fourth quarter of fiscal 2019
•	Decrease in costs associated with district management of $141,000 primarily related to reduced district management for our east coast Bad Daddy’s markets
•	Decrease in professional fees of $43,000
•	Decrease of $96,000 in travel and entertainment related costs
•	Net decreases in all other expenses of $214,000

We expect general and administrative costs to continue to increase slightly from fiscal 2020 to fiscal 2021 due to increased insurance and health costs, and as we make investments in new human resource and financial management systems.

Advertising Costs: For fiscal 2020, advertising costs decreased $356,000 from $2,349,000 (2.1% of restaurant sales) in fiscal 2019 to $1,993,000 (1.8% of restaurant sales).

Bad Daddy’s advertising costs increased $27,000 from $821,000 (1.0% of restaurant sales) in fiscal 2019 to $848,000 (1.1% of restaurant sales) in fiscal 2020. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. All restaurants contribute to an advertising materials fund based on a percentage of restaurant sales. The current and prior years include advertising costs of $13,000 and $14,000, respectively, associated with franchise advertising contributions.

We anticipate that in fiscal 2021 Bad Daddy’s advertising costs as a percentage of restaurant sales will remain consistent with fiscal 2020.

Good Times advertising costs decreased $383,000 from $1,528,000 (5.0% of restaurant sales) in fiscal 2019 to $1,145,000 (3.4% of restaurant sales) in fiscal 2020. This $383,000 decline is due primarily to reduced contributions made to the regional advertising cooperative, driven by the completion of a shift in media mix from cable TV to radio. The current and prior years include advertising costs of $231,000 and $295,000, respectively, associated with franchise advertising contributions.

Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide television and radio advertising, social media, on-site and point-of-purchase. The percentage contribution paid to the regional advertising cooperative was reduced at the start of the current fiscal year associated with a change in expected media mix. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues. As a percentage of total revenue, we expect advertising costs to remain relatively stable, between approximately 3.0% and 3.5% of total revenue for the Good Times segment.

Franchise Costs: For fiscal 2020, franchise costs decreased $18,000 from $38,000 in fiscal 2019 to $20,000 in fiscal 2020. The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals: For fiscal 2020, the gain on restaurant asset disposals was $45,000 compared to a gain of $5,000 in fiscal 2019. The gain in fiscal 2019 was primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants partially offset by a loss related to the retirement of unused assets. The gain in fiscal 2020 is primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants and a gain of $8,000 related to the sale of miscellaneous restaurant equipment.

Long-lived Asset Impairment Charges: For fiscal 2020, asset impairment charges increased $2,835,000 from $2,771,000 in fiscal 2019 to $5,606,000 in fiscal 2020. We review long-lived assets and intangibles subject to amortization for impairment when there are factors that indicate the carrying value of such assets may not be recoverable.

Based upon the analysis we performed at September 24, 2019, we identified five restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets.

Two of these restaurants are Good Times restaurants. We recorded a non-cash charge of $391,000, related to the impairment of these restaurants in the fiscal quarter ending September 24, 2019. In July of 2019, the Company entered into a sublease agreement for one of these two restaurants. The tenant took possession on January 1, 2020 and the sublease commenced in May 2020.

Three of these restaurants are Bad Daddy’s restaurants. We recorded non-cash charges of $2,380,000 related to the impairment of these restaurants during the fiscal quarter ending September 24, 2019.

Based upon the analysis we performed at March 31, 2020, we identified five additional restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets. The restaurants are all Bad Daddy’s restaurants. We recorded non-cash charges of $4,359,000 related to the impairment of these restaurants during the quarter ended March 31, 2020.

Based upon the analysis we performed at June 30, 2020, we identified one additional Bad Daddy’s restaurant where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets and recorded non-cash charges of $932,000 related to the impairment of this restaurant during the quarter ending June 30, 2020.

Given the results of our analysis at September 29, 2020, we identified one additional Good Times restaurant where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets and recorded non-cash charges of $315,000 related to the impairment of this restaurant during the quarter ending September 29, 2020.

Goodwill Impairment Charges: We review goodwill for impairment on an annual basis or whenever indications of impairment arise. Prior to fiscal 2020, no goodwill impairment charges were deemed necessary. In the fiscal quarter ended March 31, 2020, we recorded goodwill impairment of $10,000,000.

In March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where we operate to issue stay-at-home orders, leading to an unexpected significant disruption to our business requiring us to close restaurant dining rooms and operate Bad Daddy’s restaurants under a delivery and carry-out model. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a sustained decline in our stock price were determined to be indicators of impairment for our Bad Daddy’s reporting unit. As such, using Level 3 inputs, we performed a quantitative goodwill impairment assessment using both the discounted cash flow method and guideline public company method to determine the fair value of this reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, and a discount rate that approximates the weighted average cost of capital. Based on the quantitative assessment, we determined that the fair value of this reporting unit was less than its carrying value and recognized a non-cash goodwill impairment charge of $10.0 million, equal to the excess of the Bad Daddy’s reporting unit's carrying value above its fair value. No goodwill impairment charges were recognized related to goodwill attributable to the Good Times reporting unit.

Loss from Operations: Loss from operations was $12,041,000 in fiscal 2020 compared to a loss from operations of $3,495,000 in fiscal 2019.

The change from fiscal 2019 to fiscal 2020 was primarily attributable to the decrease in net revenues and an increase in asset and goodwill impairment costs and other matters discussed in the "Restaurant Operating Costs", “New Store Preopening Costs”, "General and Administrative Costs", “Advertising Costs”, “Franchise Costs”, and “Gain on Restaurant Asset Disposals” sections above.

Net Loss: The net loss was $12,794,000 for fiscal 2020 compared to a net loss of $4,248,000 in fiscal 2019. The change from fiscal 2019 to fiscal 2020 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", “Payroll and Other Employee Benefits Costs,” "General and Administrative Costs", "Long-lived Asset Impairment Charges” and “Goodwill Impairment Charges” sections above.

Income Attributable to Non-Controlling Interests: For fiscal 2020, the income attributable to non-controlling interests was $1,122,000 compared to $889,000 in fiscal 2019. The non-controlling interest represents the limited partner’s share of income in the Good Times and Bad Daddy’s joint-venture restaurants. $493,000 of the current year income is attributable to the Bad Daddy’s joint-venture restaurants, compared to $508,000 in the prior year. $629,000 of the current year income is attributable to the Good Times joint-venture restaurants, compared to $381,000 in the prior year.

On February 6, 2019, the Company concurrently entered into and closed on a Membership Interest Purchase Agreement with RGWP, LLC (the “RGWP Repurchase”), pursuant to which the Company agreed to acquire all of the remaining membership interests of three entities to which the Company was already a party and already owned a controlling interest: Bad Daddy’s Burger Bar of Seaboard LLC, Bad Daddy’s Burger Bar of Cary, LLC, and BDBB of Olive Park NC, LLC. The purchase price was approximately $3.0 million. These entities own and operate three Bad Daddy’s Burger Bar restaurants in the greater Raleigh, NC market.

The RGWP Repurchase resulted in a $788,000 reduction in non-controlling interests, an increase to non-compete agreements of $50,000 and a $2,171,000 reduction in additional paid in capital in fiscal 2019.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2020	2019
Net loss, as reported	$(13,916)	$(5,137)
Depreciation and amortization (a)	4,082	4,262
Interest expense, net	753	753
EBITDA	(9,081)	(122)
Preopening expense (a) (1)	1,032	1,752
Non-cash stock-based compensation (2)	283	719
Non-recurring severance costs (3)	-	731
GAAP rent – cash rent difference (4)	(207)	(111)
Gain on disposal of assets (5)	(45)	(5)
Asset and goodwill impairment charges (6)	15,607	2,476
Adjusted EBITDA	$7,589	$5,440

(a)	Depreciation, amortization and preopening expenses are presented net of the share attributable to the non-controlling interest.
(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 8 to the financial statements.
(3)	Represents accrued one-time cash compensation cost associated with the separation of the Company’s former CEO.
(4)	Represents the excess of cash rent incurred over the amount of GAAP rent recorded in the financial statements.
(5)	Primarily related to deferred gains on previous sale-leaseback transactions on two Good Times restaurants.
(6)	Represents costs recognized in connection the asset impairment charges as described in Note 1 to the financial statements.

Depreciation and amortization, preopening expense, and asset impairment charge have been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Please see “Item 1 Business-Recent Developments” for a discussion of the COVID-19 pandemic’s impact on our liquidity.

Cash and Working Capital: As of September 29, 2020, we had a working capital deficit of $5,145,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale, and we typically have two to four weeks to pay our vendors. This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs in fiscal 2021. As of September 29, 2020, we had total commitments outstanding of $353,000 related to construction contracts for Bad Daddy’s restaurants currently under development. We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

Financing

Cadence Credit Facility: The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of September 29, 2020, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

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

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of September 29, 2020, the Company was in compliance with all covenants under the Cadence Credit Facility.

On April 14, 2020, the Company entered into a Consent and Forbearance Agreement effective March 31, 2020 (the “Forbearance Agreement”) with respect to the Cadence Credit Facility. The Company informed Cadence that certain events of default may occur as a result of Company’s failure to comply with certain financial covenants for the fiscal quarter ended on or about March 31, 2020 (collectively, the “Potential Events of Default”). Pursuant to the terms of the Forbearance Agreement, from March 31, 2020 through 11:59 p.m. (Eastern time) on June 30, 2020 (the “Forbearance Period”), Cadence agreed to forbear from exercising any available rights and remedies under the Cadence Credit Facility to the extent such rights and remedies arise exclusively as a result of the Potential Events of Default. Further, Cadence agreed to consent to the Company’s request to defer the principal payment (the “Payment Deferral”) on the loans due on June 30, 2020 until the maturity date. The forbearance period (the “Forbearance Period”) expired at 11:59 p.m. (Eastern time) on June 30, 2020. The company has been in compliance with all financial covenants since the expiration of the Forbearance Period.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $292,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of September 29, 2020, the outstanding balance on borrowings against the facility was $5,500,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 29, 2020, the outstanding face value of such letters of credit was $157,500.

Paycheck Protection Program Loans: On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BD Colo (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

The Loans are evidenced by individual promissory notes of each of the Borrowers dated April 29, 2020 executed by each Borrower on May 7, 2020 (together, the “Notes”) in favor of the Lender which Notes bear interest at the rate of 1.00% per annum. All or a portion of the Loans may be forgiven by the SBA upon application by the Borrowers accompanied by documentation of expenditures in accordance with SBA requirements under the PPP, which includes employees being kept on the payroll for twenty-four weeks after the date of the Loans and the proceeds of such Loans being used for payroll, rent, mortgage interest or utilities. Congress subsequently passed the PPP Flexibility Act which modified certain provisions of the PPP program, including expanding the original eight-week covered period to a period of twenty-four weeks (the “Covered Period”). The SBA and the Treasury continue to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. The Company continues to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. The Company believes it qualifies for the PPP and is compliant in all aspects with its use of PPP funds, and expects to apply for forgiveness during 2021. However, in the absence of definitive guidance or regulations the Company cannot give any assurance that the Loans will be forgivable in whole or in part. See “Item 1A Risk Factors”.

In the event that any portion of the Loans are not forgiven in accordance with the PPP, the Company will be required to pay the Lender monthly payments of principal and interest in an aggregate amount of $489,000 to repay the PPP Loans in full on or before April 29, 2022. The SBA has deferred loan payments to either (1) the date the SBA remits our forgiveness to the lender, or (2) 10 months after the end of the Covered Period, which would be in August 2021. However, as of the date of this report we have not yet received a decision from the SBA regarding forgiveness of our PPP loans or communication regarding the official end date of our deferral period. The Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Notes contain certifications and agreements related to the PPP, as well as customary default and other provisions. We reflect the full principal amount of the PPP loans as debt, accounting for such loans under ASC 470, with current maturities of approximately $5.2 million pursuant to the current payment amortization schedule. We intend to account for the forgiveness of such loans at the time such forgiveness is granted.

Cash Flows: Net cash provided by operating activities was $8,369,000 for fiscal 2020 compared to net cash provided by operating activities of $6,771,000 in fiscal 2019. The net cash provided by operating activities for fiscal 2020 was the result of a net loss of $12,794,000 and non-cash reconciling items totaling $21,163,000 (these reconciling items are comprised of 1) depreciation and amortization of general assets of $4,313,000, 2) amortization of operating lease assets of $4,025,000, 3) stock-based compensation expense of $283,000, 4) impairment costs of 15,606,000 5) an increase in receivables and other assets of $364,000, 6) an increase in deferred liabilities and accrued expenses of $782,000, 7) a decrease in accounts payable of $496,000 and 8) a net increase in amounts related to our operating leases of $3,714,000).

Net cash used in investing activities in fiscal 2020 was $2,604,000 compared to net cash used in investing activities of $11,059,000 in fiscal 2019. Fiscal 2020 activity primarily reflects the purchases of property and equipment of $2,596,000, as well as proceeds from the sale of fixed assets of $55,000 and the purchase of treasury stock of $75,000. Purchases of property and equipment were comprised of the following:

•	$2,034,000 in costs for the development of Bad Daddy’s locations

•	$303,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$226,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$33,000 for miscellaneous capital expenditures related to our corporate office

Net cash provided by financing activities in fiscal 2020 was $2,944,000 compared to net cash provided by financing activities of $3,556,000 in fiscal 2019. The fiscal 2020 activity is comprised of principal payments on notes payable and long-term debt of $12,650,000, borrowings on notes payable and long-term debt of $16,945,000, contributions from non-controlling interests of $22,000 and distributions to non-controlling interests of $1,373,000.

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

Critical Accounting Policies and Estimates: Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. Additionally, in the context of the ongoing global COVID-19 pandemic, future facts and circumstances could change and impact our estimates and assumptions. It is possible that materially different amounts would be reported using different assumptions. The following is a description of what we consider to be our most significant accounting policies.

Leases: On September 25, 2019, the first day of fiscal year 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." As a result, the Company updated its significant accounting policy for leases.

The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in most cases the Company is not making rent payments.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company continues to remain subject to examination by federal authorities and state jurisdictions generally for fiscal years after 2015. The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of September 29, 2020.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2020. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on this assessment, our management concluded that, as of September 29, 2020, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter for the fiscal year ended September 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Nothing to report.

PART III

We will file a definitive proxy statement for our 2020 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	The following documents have been filed as part of this report or, where noted, incorporated by reference:

1)	Financial Statements

The Company’s consolidated financial statements are included beginning on page F-1.

2)	Financial Statement Schedules

All schedules have been omitted because the matter or conditions are not present, or the information required to be set forth therein is included in the Company’s consolidated financial statements and related notes thereto.

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description
2.1**	Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
3.1(P)	Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)
3.2(P)	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)
3.3	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
3.4	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)
3.5	Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)
3.6	Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)
3.7	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)
3.8	Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)
3.9	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)
3.10	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 6, 2013 (File No. 000-18590) and incorporated herein by reference)
3.11	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated May 2, 2014 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

3.12	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated December 18, 2014 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014 (File No. 000-18590) and incorporated herein by reference)
3.13	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated November 16, 2017 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed November 22, 2017 (File No. 000-18590) and incorporated herein by reference)
3.14	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated April 13, 2018 (previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
4.2	Form of 3.25% Promissory Note (previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)
4.3*	Description of Securities
10.1+	Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.2+	Employment Agreement dated as of October 1, 2007 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.3	First Amendment to Amended and Restated Credit Agreement and Waiver of Defaults dated December 27, 2011 among Good Times Restaurants Inc., Good times Drive Thru, Inc. and Wells Fargo Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)
10.4	Second Amended and Restated Term Note dated December 27, 2011 by Good Times Restaurants Inc. and Good Times Drive Thru, Inc. to Wells Fargo Bank, N.A. (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed December 28, 2011 (File No. 000-18590) and incorporated herein by reference)
10.5	Financial Advisory Services Agreement dated April 6, 2012 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 11, 2012 (File No. 000-18590) and incorporated herein by reference) and incorporated herein by reference)
10.6+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.7	Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)
10.8	Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)
10.9	Letter Agreement dated December 5, 2012 between Good Times Restaurants Inc. and GT Burgers of Colorado, Inc. (previously filed as Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.10	Amendment to Financial Advisory Services Agreement dated March 25, 2013 between Good Times Restaurants Inc. and Heathcote Capital LLC (previously filed as Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.11	Subscription Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)

10.12	Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC dated April 9, 2013 (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.13	Management Services Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s Franchise Development, LLC (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.14	License Agreement dated April 9, 2013 between Bad Daddy’s Franchise Development, LLC and BD of Colorado LLC (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.15	Term Sheet for Joint-venture Agreement dated April 9, 2013 between Good Times Restaurants Inc. and Bad Daddy’s International, LLC (previously filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed April 15, 2013 (File No. 000-18590) and incorporated herein by reference)
10.16	Amendment to Amended and Restated Operating Agreement of Bad Daddy’s Franchise Development, LLC, dated October 31, 2013 (previously filed as Exhibit 10.20 to the registrant’s Annual Report on Form 10-K filed December 27, 2013 (File No. 000-18590) and incorporated herein by reference)
10.17+	Employment Agreement, effective December 1, 2013, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 10, 2014 (File No. 000-18590) and incorporated herein by reference)
10.18	Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.19+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.20+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and James K. Zielke (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.21+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Scott G. LeFever (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.22+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Susan M. Knutson (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.23	Cadence Bank Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.24	Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.25	Employment Agreement, effective August 1, 2017, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2017 (File No. 000-18590) and incorporated herein by reference), as amended July 26, 2019 (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.26	Cadence Bank First Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 12, 2017 (File No. 000-18590) and incorporated herein by reference)
10.27	Agreement, dated March 12, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2018 (File No. 000-18590) and incorporated herein by reference)
10.28	Amendment to Agreement, dated April 13, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)

10.29+	Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.30+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Annex B to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.31	Cadence Bank Second Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2018 (File No. 000-18590) and incorporated herein by reference)
10.32	Cadence Bank Third Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 10-Q filed May 10, 2019 (File No. 000-18590) and incorporated herein by reference)
10.33+	Severance Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.34+	Repurchase Option Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.2 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.35	Cadence Bank Fourth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 13, 2019 (File No. 000-18590) and incorporated herein by reference)
10.36+	Amended and Restated Employment Agreement, dated April 6, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2020 (File No. 000-18590) and incorporated herein by reference)
10.37	Consent and Forbearance Agreement, dated as of April 14, 2020 but effective March 31, 2020 by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 20, 2020 (File No. 000-18590) and incorporated herein by reference)
10.38	Promissory Note, dated as of May 7, 2020, by Good Times Restaurants, Inc. in favor of Cadence Bank, NA (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.39	Promissory Note, dated as of May 7, 2020, by Bad Daddy’s International, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.40	Promissory Note, dated as of May 7, 2020, by Good Times Drive-Thru Inc.in favor of Cadence Bank, NA (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.41	Promissory Note, dated as of May 7, 2020, by BD of Colorado, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
21.1*	Subsidiaries of the Company
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2020, filed with the SEC on December 18, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the periods ended September 29, 2020 and September 24, 2019, (ii) the Consolidated Balance Sheets at September 29, 2020 and September 24, 2019, (iii) the Consolidated Statement of Stockholders’ Equity for the period from September 25, 2018 through September 29, 2020, (iv) the Consolidated Statements of Cash Flows for the periods ended September 29, 2020 and September 24, 2019, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.

+	Indicates management compensatory plan, contract, or arrangement.

(P)	Paper exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
December 18, 2020
Ryan M. Zink Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan M. Zink
Ryan M. Zink, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer December 18, 2020

/s/ Geoffrey R. Bailey
Geoffrey R. Bailey, Chairman of the Board December 18, 2020

/s/ Charles Jobson
Charles Jobson, Director December 18, 2020

/s/ Jason S. Maceda
Jason S. Maceda, Director December 18, 2020

/s/ Robert J. Stetson
Robert J. Stetson, Director December 18, 2020

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Good Times Restaurants Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and Subsidiaries (the “Company”) as of September 24, 2019 and September 29, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 24, 2019 and September 29, 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended September 29, 2020 due to the adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases.

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

/s/ Moss Adams LLP

Denver, Colorado

December 18, 2020

We have served as the Company’s auditor since 2017.

Good Times Restaurants Inc. and Subsidiaries Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 29, 2020	September 24, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,454	$2,745
Receivables	656	810
Prepaid expenses and other	275	220
Inventories	1,093	1,128
Notes receivable	13	12
Total current assets	13,491	4,915

PROPERTY AND EQUIPMENT
Land and building	4,704	4,787
Leasehold improvements	33,280	32,393
Fixtures and equipment	28,593	27,597
	66,577	64,777
Less accumulated depreciation and amortization	(38,908)	(29,100)
Total net property and equipment	27,669	35,677

OTHER ASSETS:
Operating lease right-of-use assets, net	49,252	-
Notes receivable, net of current portion	-	13
Deposits and other assets	209	199
Trademarks	3,900	3,900
Other intangibles, net	22	51
Goodwill	5,150	15,150
	58,533	19,313
TOTAL ASSETS	$99,693	$59,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,242	$-
Accounts payable	2,581	3,774
Deferred income	69	79
Operating lease liabilities, current	4,689	-
Other accrued liabilities	5,055	5,375
Total current liabilities	18,636	9,228

LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	10,903	12,850
Operating lease liabilities, net of current portion	53,731	-
Deferred and other liabilities	1,440	8,907
Total long-term liabilities	66,074	21,757

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized, 0 shares issued and outstanding, and outstanding as of Sept 29, 2020 and Sept 24, 2019, respectively	-	-
Common stock, $.001 par value; 50,000,000 shares authorized
12,612,852 and 12,541,082 shares issued and outstanding as of September 29, 2020 and September 24, 2019, respectively	13	13
Capital contributed in excess of par value	58,219	57,936
Treasury stock, at cost; 43,110 and 0 shares as of September 29, 2020 and September 24, 2019, respectively	(75)	-
Accumulated deficit	(44,467)	(30,551)
Total Good Times Restaurants Inc. stockholders' equity	13,690	27,398
Non-controlling interests	1,293	1,522
Total stockholders’ equity	14,983	28,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,693	$59,905

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal
	2020	2019
	(53 Weeks)	(52 Weeks)
NET REVENUES:
Restaurant sales	$109,078	$109,800
Franchise revenues	780	955
Total net revenues	109,858	110,755
RESTAURANT OPERATING COSTS:
Food and packaging costs	31,395	32,471
Payroll and other employee benefit costs	38,442	41,221
Restaurant occupancy costs	8,877	8,353
Other restaurant operating costs	13,351	11,862
Preopening costs	1,031	1,774
Depreciation and amortization	4,129	4,345
Total restaurant operating costs	97,225	100,026

General and administrative costs	7,100	9,071
Advertising costs	1,993	2,349
Franchise costs	20	38
Impairment of goodwill	10,000	-
Impairment of long-lived assets	5,606	2,771
Gain on restaurant asset sale	(45)	(5)

LOSS FROM OPERATIONS	(12,041)	(3,495)

OTHER INCOME (EXPENSES):
Interest income	2	3
Interest expense	(755)	(756)
Total other expenses, net	(753)	(753)

NET LOSS	$(12,794)	$(4,248)
Income attributable to non-controlling interests	$(1,122)	$(889)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,916)	$(5,137)

BASIC AND DILUTED LOSS PER SHARE:
Net loss attributable to common stockholders	$(1.10)	$(.41)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,594,952	12,522,728

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Period from September 25, 2018 thru September 29, 2020
(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock		Capital Contributed	Non- Controlling
	Shares	Amount	Issued Shares	Par Value	in Excess of Par Value	Interest In Partnerships	Accumulated Deficit	Total
BALANCES, September 25, 2018	0	$0	12,481,162	$12	$59,385	$3,238	$(25,414)	$37,221

Stock-based compensation cost	-	-	-		719	-	-	719
Restricted stock unit vesting	-	-	59,253	1		-	-	1
Stock option exercise	-	-	667	-	3	-	-	3
Income attributable to non-controlling interests	-	-	-	-	-	889	-	889
Distributions to unrelated limited partners	-	-	-	-	-	(1,837)	-	(1,837)
Contributions from unrelated limited partners	-	-	-	-	-	20	-	20
Purchase of non-controlling interest	-	-	-	-	(2,171)	(788)	-	(2,959)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	0	0	0	0	0	0	(5,137)	(5,137)

BALANCES, September 24, 2019	0	$0	12,541,082	$13	$57,936	$1,522	$(30,551)	$28,920

Stock-based compensation cost	-	-	-	-	283	-	-	283
Restricted stock unit vesting	-	-	112,467	-	-	-	-
Stock option exercise	-	-	2,413	-	-	-	-
Treasury shares purchased	43,110	(75)	(43,110)	-	-	-	-	(75)
Income attributable to non-controlling interests	-	-	-	-	-	1,122	-	1,122
Distributions to unrelated limited partners	-	-	-	-	-	(1,373)	-	(1,373)
Contributions from unrelated limited partners	-	-	-	-	-	22	-	22
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	0	0	0	0	0	0	(13,916)	(13,916)

BALANCES, September 29, 2020	43,110	$(75)	12,612,852	$13	$58,219	$1,293	$(44,467)	$14,983

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal
	2020	2019
	(53 Weeks)	(52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,794)	$(4,248)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,313	4,590
Accretion of deferred rent	-	604
Amortization of lease incentive obligation	-	(514)
Amortization of operating lease assets	4,025	-
Recognition of deferred gain on sale of restaurant building	(37)	(37)
Loss on disposal of restaurant assets	-	58
Impairment of goodwill	10,000	-
Impairment of long-lived assets	5,606	2,771
Stock based compensation expense	283	719
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and prepaids	492	925
Inventories	35	(124)
Deposits and other assets	(163)	(133)
(Decrease) increase in:
Accounts payable	(496)	317
Deferred liabilities	-	903
Operating lease liabilities	(3,714)	-
Accrued and other liabilities	819	940
Net cash provided by operating activities	8,369	6,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,596)	(8,079)
Payment for the purchase of treasury stock	(75)	-
Payment for the purchase of non-controlling interest	-	(3,009)
Proceeds from the sale of fixed assets	55	8
Payments received on loans to franchisees and to others	12	21
Net cash used in investing activities	(2,604)	(11,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(12,650)	(2,980)
Borrowings on notes payable and long-term debt	16,945	8,350
Proceeds from stock option exercises	-	3
Contributions from non-controlling interests	22	20
Distributions to non-controlling interests	(1,373)	(1,837)
Net cash provided by financing activities	2,944	3,556

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,709	(732)
CASH AND CASH EQUIVALENTS, beginning of year	2,745	3,477
CASH AND CASH EQUIVALENTS, end of year	$11,454	$2,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$694	$666
Non-cash additions of property and equipment	$(697)	$(317)

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

BD of Colo was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of September 29, 2020, operates thirty-two company-owned and five joint-venture full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of September 29, 2020, operates eighteen Company-owned and seven joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

COVID-19 Pandemic – The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations during the third and fourth fiscal quarters of 2020. During portions of the month of March 2020 through late May 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Beginning in late May 2020, we began to re-open dining rooms at Bad Daddy’s as local regulations allowed. By early June, we had re-opened all the dining rooms at Bad Daddy’s, which remained open through the end of the fiscal year. Although our dining rooms were open, all were operating at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. In November 2020 several of our dining rooms in Colorado closed again due to government requirements, which we expect to result in lower average weekly sales for those restaurants. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in turn could require us to serve a limited menu, restrict number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

We took extraordinary actions to increase our liquidity in response to COVID-19, including temporarily reducing employee pay, reductions in force, and obtaining Paycheck Protection Program (the “PPP”) loans. The PPP is sponsored by the Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We have since significantly increased employment levels and restored pay to employees as of the date of this report. Although we currently have a meaningful cash balance and generated significant cash flow from operations during the fourth fiscal quarter, should business decline significantly as a result of the pandemic we would not likely be able to take some of the same actions without negatively impacting the long-term viability of the business. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks, which was the case in Fiscal 2020. Fiscal year 2020 began September 25, 2019 and ended September 29, 2020; Fiscal year 2019 began September 26, 2018 and ended September 24, 2019.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiaries, one limited partnership in which the Company exercises control as general partner, and five limited liability companies, in which the Company exercises control as managing member. The Company owns an approximate 54% interest in the Drive Thru limited partnership, is the sole general partner, and receives a management fee prior to any distributions to the limited partner. Because the Company owns an approximate 54% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s consolidated financial statements. The Company owns an approximate 50% to 75% interest in four of the Bad Daddy’s limited liability companies and a 23% interest in one. The Company is the managing member and receives royalty and management fees prior to any distributions to the other members. Because the Company exercises complete management control over all decisions for the five companies, except for certain veto rights, the financial statements of the limited liability companies are consolidated into the Company’s financial statements. The equity interests of the unrelated limited partner and members are shown on the accompanying consolidated balance sheets in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ or members’ share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. All inter-company accounts and transactions are eliminated in consolidation.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  As such the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on an annual basis.  Contributions to the Advertising Funds from our franchisees were $244,000 and $310,000 for the fiscal years ended September 29, 2020 and September 24, 2019, respectively.

Accounting Estimates – The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates of and assumptions related to the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory reserves, accounting for business combinations, valuation of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, valuation of asset groups for impairment testing, accruals for employee benefits, and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Additionally, in the context of the ongoing global COVID-19 pandemic, future facts and circumstances could change and impact our estimates.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net loss.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that generally exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000.  The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts.  Certain of the Company’s accounts exceeded the FDIC insured limits as of September 29, 2020.

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees, due in the normal course of business, generally requiring payment within thirty days of the invoice date. Additionally, accounts receivable includes payments due from property landlords related to tenant improvement allowances. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. There were no allowances for unrecoverable accounts receivable at September 29, 2020 or September 24, 2019.

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

Trademarks – Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. No trademark impairment charges were recognized during 2020 or 2019.

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

The following table presents goodwill associated with each reporting unit as of September 29, 2020 and September 24, 2019 (in thousands):

	September 29, 2020	September 24, 2019
Good Times	$96	$96
Bad Daddy’s	5,054	15,054
Total	$5,150	$15,150

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

Two of these restaurants are Good Times restaurants in Colorado. We recorded a non-cash charge of $391,000, related to the impairment of these restaurants in the fiscal quarter ending September 24, 2019. In July of 2019, the Company entered into a sublease agreement for one of the two restaurants and the tenant took possession on January 1, 2020 and the sublease commenced in May 2020.

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

Given the results of our analysis at June 30, 2020, we identified one additional Bad Daddy’s restaurant in Colorado where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets and recorded non-cash charges of $932,000 related to the impairment of this restaurant during the quarter ending June 30, 2020.

Given the results of our analysis at September 29, 2020, we identified one additional Good Times restaurant where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets and recorded non-cash charges of $315,000 related to the impairment of this restaurant during the quarter ending September 29, 2020.

Leases – On September 25, 2019, the first day of fiscal year 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." As a result, the Company updated its significant accounting policy for leases. For the impact of the adoption on the Company's consolidated financial statements see Note 6.

The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in most cases the Company is not making rent payments.

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

Deferred Liabilities – As a result of the COVID-19 pandemic and pursuant to the CARES Act, the Company began deferring payment of applicable employment taxes in April 2020 and will continue to do so as allowed under the CARES Act until December 31, 2020. The amount deferred as of September 29, 2020 is $1.2M. Under the CARES Act, 50% of the total deferred employment tax is to be repaid on December 31, 2021, with the remaining amount due on December 31, 2022. As such, the Company has recorded the entirety of the deferred employment tax as a long-term liability.

Revenue Recognition - Revenues consist primarily of sales from restaurant operations and franchise revenue, which includes franchisee royalties and contributions to advertising funds. Revenues associated with gift card breakage are immaterial to our financials. The Company recognizes revenue, pursuant to ASU 2014-09, Revenue from Contracts with Customers (Topic 606), when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

The Company recognizes revenues in the form of restaurant sales at the time of the sale when payment is made by the customer, as the Company has completed its performance obligation, namely the provision of food and beverage, and the accompanying customer service, during the customer’s visit to the restaurant. The Company sells gift cards to customers and recognizes revenue from the gift card when it is redeemed and the performance obligation is completed, primarily in the form of restaurant revenue. Gift Card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and is immaterial to our overall financial statements.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S state jurisdictions. The Company continues to remain subject to examination by federal authorities and state jurisdictions generally for fiscal years after 2015. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 29, 2020.

Net Income (Loss) Per Common Share – Basic Earnings per Share is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options and restricted stock units for 722,871 and 868,439 shares of common stock were not included in computing diluted EPS for the annual periods ending September 29, 2020 and September 24, 2019, respectively, because their effects were anti-dilutive.

Financial Instruments and Concentrations of Credit Risk – Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on- or off-balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Financial instruments with off-balance-sheet risk to the Company include lease liabilities whereby the Company is contingently liable as a guarantor of certain leases that were assigned to third parties in connection with various sales of restaurants to franchisees. See Note 5 for additional information.

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. At September 29, 2020 notes receivable totaled $13,000 and is due from two entities. Additionally, the Company has other current receivables totaling $656,000, which includes $77,000 of franchise receivables, $338,000 related to lease incentives, and $241,000 for miscellaneous receivables which are all due in the normal course of business. The Company believes it will collect fully on all notes and receivables.

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

Fair Value of Financial Instruments –Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Non-controlling Interests - The equity interests of unrelated limited partners and members are shown on the accompanying consolidated balance sheets in the stockholders’ equity section as non-controlling interests and are adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions or contributions to the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. All inter-company accounts and transactions are eliminated.

Our non-controlling interests currently consist of one joint venture partnership involving Good Times restaurants and five joint venture partnerships involving five Bad Daddy’s restaurants.

Recent Accounting Pronouncements - The Company adopted ASU 2016-02 Leases (Topic 842) on September 25, 2019, the first day of fiscal year 2020. This update requires a lessee to recognize on the balance sheet the right-of-use assets and lease liabilities for leases with a lease term of more than twelve months. This update also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases. This standard was effective for interim and annual periods beginning after December 15, 2018.

We elected the optional transition method option to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our consolidated financial statements. The adoption of this standard had a significant impact on the Company’s consolidated balance sheets as we recognized the right-of-use assets and lease liabilities for our operating leases. The adoption had an immaterial impact on the Company’s consolidated statements of operations, cash flows and overall liquidity.

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

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Goodwill and Intangible Assets:

The following table presents goodwill and intangible assets as of September 29, 2020 and September 24, 2019 (in thousands):

	September 29, 2020			September 24, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Franchise rights	$-	$-	$-	$116	$(104)	$12
Non-compete agreements	50	(28)	22	65	(26)	39
	$50	$(28)	$22	$181	$(130)	$51
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$3,950	$(28)	$3,922	$4,081	$(130)	$3,951

Goodwill	$5,150	$-	$5,150	$15,150	$-	$15,150

As previously discussed in Note 1, the Company recorded a $10,000,000 impairment to goodwill in the second fiscal quarter of 2020 related to goodwill attributable to its Bad Daddy’s reporting unit.

There were no impairments to intangible assets during the fiscal year ended September 29, 2020. The aggregate amortization expense related to these intangible assets subject to amortization was $28,000 for the fiscal year ended September 29, 2020. The Company’s franchise rights were fully amortized at the end of the second fiscal quarter of 2020 and the intangible asset and the related accumulated amortization were written off in the third fiscal quarter of 2020.

The estimated aggregate future amortization expense as of September 29, 2020 is as follows (in thousands):

2021	16
2022	6
$22

3.	Notes Payable and Long-Term Debt:

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”).  On February 21, 2019 the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants.  On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility).   As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%.  All borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%.  Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of September 29, 2020, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

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

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of September 29, 2020, the Company was in compliance with all covenants under the Cadence Credit Facility.

On April 14, 2020, the Company entered into a Consent and Forbearance Agreement effective March 31, 2020 (the “Forbearance Agreement”) with respect to the Cadence Credit Facility.  The Company informed Cadence that certain events of default may occur as a result of Company’s failure to comply with certain financial covenants for the fiscal quarter ended on or about March 31, 2020 (collectively, the “Potential Events of Default”).  Pursuant to the terms of the Forbearance Agreement, from March 31, 2020 through 11:59 p.m. (Eastern time) on June 30, 2020 (the “Forbearance Period”), Cadence agreed to forbear from exercising any available rights and remedies under the Cadence Credit Facility to the extent such rights and remedies arise exclusively as a result of the Potential Events of Default.  Further, Cadence agreed to consent to the Company’s request to defer the principal payment (the “Payment Deferral”) on the loans due on June 30, 2020 until the maturity date.  The forbearance period (the “Forbearance Period”) expired at 11:59 p.m. (Eastern time) on June 30, 2020.  The company has been in compliance with all financial covenants since the expiration of the Forbearance Period.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $292,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of September 29, 2020, the outstanding balance on borrowings against the facility was $5,500,000.  Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility.  As of September 29, 2020, the outstanding face value of such letters of credit was $157,500.

Paycheck Protection Program Loans

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BD Colo (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

The Loans are evidenced by individual promissory notes of each of the Borrowers dated April 29, 2020 executed by each Borrower on May 7, 2020 (together, the “Notes”) in favor of the Lender which Notes bear interest at the rate of 1.00% per annum. All or a portion of the Loans may be forgiven by the SBA upon application by the Borrowers accompanied by documentation of expenditures in accordance with SBA requirements under the PPP, which includes employees being kept on the payroll for twenty-four weeks after the date of the Loans and the proceeds of such Loans being used for payroll, rent, mortgage interest or utilities. Congress subsequently passed the PPP Flexibility Act which modified certain provisions of the PPP program, including expanding the original eight-week covered period to a period of twenty-four weeks (the “Covered Period”). The SBA and the Treasury continue to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. The Company continues to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. The Company believes it qualifies for the PPP and is compliant in all aspects with its use of PPP funds, and expects to apply for forgiveness during 2021. However, in the absence of definitive guidance or regulations the Company cannot give any assurance that the Loans will be forgivable in whole or in part.

In the event that any portion of the Loans are not forgiven in accordance with the PPP, the Company will be required to pay the Lender monthly payments of principal and interest in an aggregate amount of $489,000 to repay the PPP Loans in full on or before April 29, 2022. The SBA has deferred loan payments to either (1) the date the SBA remits our forgiveness to the lender, or (2) 10 months after the end of the Covered Period, which would be in August 2021. However, as of the date of this report we have not yet received a decision from the SBA regarding forgiveness of our PPP loans or communication regarding the official end date of our deferral period. The Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Notes contain certifications and agreements related to the PPP, as well as customary default and other provisions. We reflect the full principal amount of the PPP loans as debt, accounting for such loans under ASC 470, with current maturities of approximately $5.2 million pursuant to the current payment amortization schedule. We intend to account for the forgiveness of such loans at the time such forgiveness is granted.

Total interest expense on notes payable and capital leases was $754,000 and $755,000 for fiscal 2020 and fiscal 2019, respectively.

Components of Long-Term Debt

The components of long-term debt as reflected on our consolidated balance sheets are as follows (in thousands):

	September 29, 2020	September 24, 2019
Current Maturities
Cadence Credit Facility	$1,000	-
PPP Loans	5,242	-
Total Current Maturities	$6,242	$-

Maturities due after One Year
Cadence Credit Facility	4,500	12,850
PPP Loans	6,403	-
Total Maturities after One Year	$10,903	$12,850

4.	Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	September 29, 2020	September 24, 2019*
Wages and other employee benefits	$2,056	$2,636
Taxes, other than income tax	1,397	1,670
Other	1,602	1,069
Total	$5,055	$5,375

*The above amounts in 2019 include costs associated with the subsequent termination of the Company’s CEO pursuant to a severance and separation agreement totaling $731,000.

5.	Commitments and Contingencies:

As of September 29, 2020, the Company had total commitments outstanding of $353,000 related to a construction contract for one Bad Daddy’s restaurant currently under development. We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Bank credit facility.

There may be various claims in process, matters in litigation, and other contingencies brought against the company by employees, vendors, customers, franchisees, or other parties. Evaluating these contingencies is a complex process that may involve substantial judgment on the potential outcome of such matters, and the ultimate outcome of such contingencies may differ from our current analysis. We regularly review the adequacy of accruals and disclosures related to such contingent liabilities in consultation with legal counsel. While it is not possible to predict the outcome of these claims with certainty, it is management’s opinion that any reasonably possible losses associated with such contingencies would be immaterial to our financial statements.

6.	Leases:

The Company’s office space and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire over the next 18 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid $18,000 and $32,000 in contingent rentals for fiscal 2020 and fiscal 2019, respectively.

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

Components of operating lease costs in the consolidated statements of operations for the fiscal year ended September 29, 2020 are as follows (in thousands):

	Classification	Fiscal 2020
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$7,204
Variable lease cost	Occupancy	80
Sublease income	Occupancy	(500)
Total lease expense		$6,784

Components of lease assets and liabilities on the consolidated balance sheets as of September 29, 2020 are as follows (in thousands):

	Classification	September 29, 2020
Right-of-use assets	Operating lease assets	$49,252

Current lease liabilities	Operating lease liability	$4,689
Non-current lease liabilities	Operating lease liability, less current portion	53,731
Total lease liabilities		$58,420

Supplemental cash flow disclosures for the fiscal year ended September 29, 2020 (in thousands):

Fiscal 2020
Cash paid for operating lease liabilities	$6,840

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$2,390

Weighted average lease term and discount rate are as follows:

September 29, 2020
Weighted average remaining lease term (in years)	10.4

Weighted average discount rate	5.0%

Future minimum rent payments for our operating leases for each of the next five years as of September 29, 2020 are as follows (in thousands):

Fiscal year ending:	Total
2021	$7,491
2022	7,489
2023	7,534
2024	7,382
2025	7,483
Thereafter	38,765
Total minimum lease payments	76,144
Less: imputed interest	(17,724)
Present value of lease liabilities	$58,420

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

7.	Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at the period end (in thousands):

	September 29, 2020 Long Term	September 24, 2019 Long Term
Deferred income tax assets (liabilities):
Tax effect of net operating loss carry-forward	$2,686	$4,631
General business credits	3,618	3,065
Partnership/joint venture basis differences	(2)	(58)
Deferred revenue	80	89
Property and Equipment basis differences	(1,866)	(1,315)
Intangibles basis differences	1,087	(1,107)
ROU asset	(10,516)	-
Long-term lease liability	12,549	-
Other accrued liability and asset difference	(232)	1,335
Deferred tax assets	7,404	6,640
Less valuation allowance	(7,404)	(6,640)
Net deferred tax asset (liabilities)	$-	$-

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $8,994,000 from 2019 and $1,686,000 from 2011 and prior for income tax purposes. The net operating loss carry-forwards from periods prior to 2019 expire between 2030 and 2032. Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year. The Company has general business tax credits of $3,618,000 from 2015 through 2020 which expire from 2034 through 2039.

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

The following table summarizes the components of the provision for income taxes (in thousands):

	Fiscal 2020	Fiscal 2019
Current income tax benefit (expense)	$-	$-
Deferred income tax benefit (expense)	-	-
Total income tax benefit (expense)	$-	$-

Total income tax expense for the years ended September 29, 2020 and September 24, 2019 differed from the amounts computed by applying the U.S. Federal statutory tax rate to pre-tax income as follows (in thousands):

	Fiscal 2020	Fiscal 2019
Total benefit computed by applying statutory federal rate	$(2,922)	$(1,079)
State income tax, net of federal tax benefit	(51)	(153)
FICA/WOTC tax credits	(550)	(702)
Effect of change in valuation allowance	763	1,787
Permanent differences	2,510	87
Other	250	60
Provision for income taxes	$-	$-

The Company has adopted Accounting Standards Update (ASU) No. 2015-17, Income Tax (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company will apply this ASU retrospectively to all periods presented.

8.	Stockholders’ Equity:

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

The Company has the authority to issue 50,000,000 shares of common stock with a par value of $.001. As of September 29, 2020 and September 24, 2019 there were 12,612,852 and 12,541,082 shares outstanding, respectively.

Stock Plans

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

The Company recorded $283,000 and $719,000 in total stock option and restricted stock compensation expense during fiscal years 2020 and 2019, respectively, that was classified as general and administrative costs. The amount for fiscal 2019 includes stock compensation cost associated with the subsequent termination of the Company’s CEO pursuant to a severance and separation agreement totaling $277,000.

Stock Option Awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during fiscal 2020 and fiscal 2019. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 29, 2020, there were no incentive stock options granted.

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

The following table summarizes stock option activity for fiscal year 2020 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding-beg of year	703,164	$3.53
Options exercised	(15,646)	$1.48
Forfeited	(48,671)	$3.74
Expired	(8,579)	$3.45
Outstanding Sept 29, 2020	630,268	$3.56	5.1
Exercisable Sept 29, 2020	473,051	$3.38	4.3

As of September 29, 2020, the aggregate intrinsic value of both the outstanding and exercisable options was $5,000. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 29, 2020, the total remaining unrecognized compensation cost related to non-vested stock options was $194,000 and is expected to be recognized over a weighted average period of approximately 1.8 years.

There were 15,646 stock options exercised that resulted in an issuance of 2,413 shares during fiscal 2020 with no proceeds in conjunction with the termination of the Company’s CEO pursuant to a severance and separation agreement. There were 667 stock options exercised during fiscal 2019 with proceeds of approximately $3,000.

Restricted Stock Units

During the fiscal year ended September 29, 2020, the Company granted a total of 60,336 restricted stock units from available shares under its 2018 Plan. 46,336 shares were issued with a grant date fair market value of $1.54 which is equal to the closing price of the stock on the date of the grant. These restricted stock units vest three years following the grant date. 14,000 shares were issued with a grant date fair market value of $1.67 which is equal to the closing price of the stock on the date of the grant. These restricted stock units vested on their grant date.

During the fiscal year ended September 24, 2019, the Company granted a total of 79,988 restricted stock units from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $3.95 which is equal to the closing price of the stock on the date of the grant. The restricted stock units vest over three years following the grant date.

A summary of the status of non-vested restricted stock as of September 29, 2020 and changes during fiscal 2020 is presented below:

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beg of year	165,275	$2.70 to $3.95
Granted	60,336	$1.54 to $1.67
Forfeited	(8,992)	$3.55 to $3.95
Vested	(124,015)	$1.67 to $3.95
Non-vested shares at Sept 29, 2020	92,604	$1.54 to $3.95

As of September 29, 2020, there was $159,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately .80 years.

Non-controlling Interests

Non-controlling interests are presented as a separate item in the stockholders’ equity section of the consolidated balance sheets. The amount of consolidated net income or loss attributable to non-controlling interests is presented on the face of the consolidated statements of operations. Changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that do result in deconsolidation of a subsidiary require gain or loss recognition based on the fair value on the deconsolidation date.

The equity interests of the unrelated limited partners and members are shown on the accompanying consolidated balance sheets in the stockholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash contributions or distributions to or from the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the subsidiary is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. All inter-company accounts and transactions are eliminated.

The following table summarizes the activity in non-controlling interests during the year ended September 29, 2020 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 24, 2019	$1,190	$332	$1,522
Income attributable to non-controlling interests	$493	$629	$1,122
Net Distributions to unrelated limited partners*	$(660)	$(691)	$(1,351)
Balance at September 29, 2020	$1,023	$270	$1,293

* Includes $352,000 of distributions reflected on our consolidated balance sheet in other accrued liabilities at September 29, 2020.

Our non-controlling interests consist of one joint venture partnership involving Good Times restaurants and five joint venture partnerships involving five Bad Daddy’s restaurants.

9.	Retirement Plan:

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements.  Under the plan, employees are entitled to make contributions on both a pre-tax basis or after-tax basis (Roth Contributions). In fiscal year 2015 the Company modified the plan to include a provision to make a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contribution expense in fiscal 2020 and 2019 was $177,000 and $225,000, respectively.  The matching contribution is typically contributed to the plan in the fiscal year following the year in which the expense is recognized.

10.	Segment Reporting:

All of our Good Times Burgers and Frozen Custard restaurants (“Good Times”) compete in the quick-service drive-through dining industry while our Bad Daddy’s Burger Bar restaurants (“Bad Daddy’s”) compete in the full-service upscale casual dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Fiscal Year
	2020	2019
Revenues
Bad Daddy’s	$76,538	$80,124
Good Times	33,320	30,631
	$109,858	$110,755
Income (loss) from operations
Bad Daddy’s	$(14,837)	$(2,788)
Good Times	3,035	704
Corporate	(239)	(1,411)
	$(12,041)	$(3,495)
Capital Expenditures
Bad Daddy’s	$2,351	$7,016
Good Times	212	993
Corporate	33	70
	$2,596	$8,079

Property & Equipment, net
Bad Daddy’s	$23,586	$30,479
Good Times	3,874	4,890
Corporate	209	308
	$27,669	$35,677

11.	Subsequent Events:

The global crisis resulting from the spread of COVID-19 continues to have a substantial impact on our restaurant operations. In November 2020 most of our Bad Daddy’s dining rooms in Colorado closed again due to government requirements, which has resulted in lower average weekly sales for those restaurants. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths.

