Form 10-Q
period 2020-12-29
Good Times Restaurants Inc.
filed 2021-02-05
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 29, 2020

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

As of February 5, 2021, there were 12,660,332 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 29, 2020

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 29, 2020	September 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,015	$11,454
Receivables, net of allowance for doubtful accounts of $0	711	656
Prepaid expenses and other	882	275
Inventories	1,087	1,093
Notes receivable	10	13
Total current assets	12,705	13,491
PROPERTY AND EQUIPMENT:
Land and building	4,704	4,704
Leasehold improvements	33,403	33,280
Fixtures and equipment	28,820	28,593
Total property and equipment	66,927	66,577
Less accumulated depreciation and amortization	(39,861)	(38,908)
Total net property and equipment	27,066	27,669
OTHER ASSETS:
Operating lease right-of-use assets, net	48,208	49,252
Deposits and other assets	202	209
Trademarks	3,900	3,900
Other intangibles, net	18	22
Goodwill	5,150	5,150
Total other assets	57,478	58,533

TOTAL ASSETS:	$97,249	$99,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,693	$6,242
Accounts payable	1,108	2,581
Deferred income	63	69
Operating lease liabilities, current	4,771	4,689
Other accrued liabilities	5,205	5,055
Total current liabilities	18,840	18,636
LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	7,952	10,903
Operating lease liabilities, net of current portion	52,524	53,731
Deferred and other liabilities	2,030	1,440
Total long-term liabilities	62,506	66,074
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 12/29/20 and 9/29/20	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,637,384 and 12,612,852 shares issued and outstanding as of 12/29/20 and 09/29/20, respectively	13	13
Capital contributed in excess of par value	58,293	58,219
Treasury stock-at cost-shares 43,110 and 43,110, respectively	(75)	(75)
Accumulated deficit	(43,665)	(44,467)
Total Good Times Restaurants Inc. stockholders' equity	14,566	13,690

Non-controlling interests	1,337	1,293
Total stockholders’ equity	15,903	14,983

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,249	$99,693

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended
	December 29, 2020 (13 Weeks)	December 31, 2019 (14 Weeks)
NET REVENUES:
Restaurant sales	$27,081	$30,593
Franchise revenues	215	221
Total net revenues	27,296	30,814

RESTAURANT OPERATING COSTS:
Food and packaging costs	7,841	9,306
Payroll and other employee benefit costs	8,881	11,979
Restaurant occupancy costs	2,195	2,438
Other restaurant operating costs	3,469	3,002
Preopening costs	39	802
Depreciation and amortization	929	1,079
Total restaurant operating costs	23,354	28,606

General and administrative costs	2,174	2,053
Advertising costs	509	546
Franchise costs	5	-
Gain on restaurant asset sale	(9)	(19)

INCOME (LOSS) FROM OPERATIONS	1,263	(372)

Interest expense, net	(98)	(227)

NET INCOME (LOSS)	$1,165	$(599)

Income attributable to non-controlling interests	(363)	(212)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$802	$(811)

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Net income (loss) attributable to Common Shareholders	$.06	$(.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,622,178	12,596,960
Diluted	12,698,284	N/A

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
For the fiscal quarters ending December 29, 2020 and December 31, 2019

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2019	-	$-	12,541,082	$13	$57,936	$1,522	$(30,551)	$28,920

Stock-based compensation cost	-	-	-	-	74	-	-	74
Restricted stock unit vesting	-	-	76,643	-	-	-	-	-
Stock option exercise	-	-	2,413	-	-	-	-	-
Treasury shares purchased	43,110	(75)	(43,110)	-	-	-	-	(75)
Non-controlling interests:
Income	-	-	-	-	-	212	-	212
Contributions	-	-	-	-	-	22	-	22
Distributions	-	-	-	-	-	(291)	-	(291)
Net Loss attributable to common shareholders and comprehensive loss	-	-	-	-	-	-	(811)	(811)

BALANCES, December 31, 2019	43,110	$(75)	12,577,028	$13	$58,010	$1,465	$(31,362)	$28,051

BALANCES, September 29, 2020	43,110	$(75)	12,612,852	$13	$58,219	$1,293	$(44,467)	$14,983

Stock-based compensation cost	-	-	-	-	61	-	-	61
Restricted stock unit vesting	-	-	16,548	-	-	-	-	-
Stock option exercise	-	-	7,984	-	13	-	-	13
Non-controlling interests:
Income	-	-	-	-	-	363	-	363
Distributions	-	-	-	-	-	(319)	-	(319)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	802	802

BALANCES, December 29, 2020	43,110	$(75)	12,637,384	$13	$58,293	$1,337	$(43,665)	$15,903

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date
	December 29, 2020 (13 Weeks)	December 31, 2019 (14 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,165	$(599)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	967	1,126
Amortization of operating lease assets	1,055	1,097
Stock-based compensation expense	61	74
Recognition of deferred gain on sale of restaurant building	(9)	(9)
Changes in operating assets and liabilities:
Receivables and other	(55)	135
Inventories	6	(77)
Deposits and other	(610)	(668)
Accounts payable	(1,340)	(99)
Lease incentives receivable	-	338
Operating lease liabilities	(1,136)	(951)
Accrued and other liabilities	743	632
Net cash provided by operating activities	847	999

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(483)	(1,613)
Payments for the purchase of treasury stock	-	(75)
Proceeds from the sale of fixed assets	-	2
Payments received from franchisees and others	3	3
Net cash used in investing activities	(480)	(1,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	-	2,000
Principal payments on notes payable and long-term debt	(1,500)	(500)
Proceeds from stock option exercise	13	-
Contributions from non-controlling interests	-	22
Distributions to non-controlling interests	(319)	(291)
Net cash (used in) provided by financing activities	(1,806)	1,231

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,439)	547

CASH AND CASH EQUIVALENTS, beginning of period	11,454	2,745

CASH AND CASH EQUIVALENTS, end of period	$10,015	$3,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$59	$253
Change in accounts payable attributable to the purchase of property and equipment	$(133)	$(599)

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

BDC was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of December 29, 2020, operates thirty-two company-owned and five joint-venture full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of December 29, 2020, operates seventeen Company-owned and seven joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 29, 2020 and the results of its operations and its cash flows for the fiscal quarters ended December 29, 2020 and December 31, 2019. Operating results for the fiscal quarter ended December 29, 2020 are not necessarily indicative of the results that may be expected for the year ending September 28, 2021. The condensed consolidated balance sheet as of September 29, 2020 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 29, 2020.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The first quarter of fiscal 2020 ended on December 31, 2019 and consisted of 14 weeks. The first quarter of fiscal 2021 ended on December 29, 2020 and consisted of 13 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $67,000 and $58,000 for the quarters ended December 29, 2020 and December 31, 2019, respectively.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income (loss). Notable reclassifications include the recategorization of paper goods costs from other restaurant operating costs to food and packaging costs, and payroll and related expenses related to managers-in-training from general and administrative to direct payroll and other benefits.

COVID-19

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the quarter ended December 29, 2020. During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although certain dining rooms were open, all were operating at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths. Furthermore, although the development of certain vaccines that are currently being administered may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining.

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

We took extraordinary actions to increase our liquidity in response to COVID-19 during fiscal 2020, including temporarily reducing employee pay, reductions in workforce, and obtaining Paycheck Protection Program (the “PPP”) loans. The PPP is sponsored by the Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We have since significantly increased employment levels and restored pay to employees. Although we currently have a meaningful cash balance and generated significant cash flow from operations during this quarter, should business decline significantly as a result of the pandemic we would not likely be able to take some of the same actions without negatively impacting the long-term viability of the business. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts.

Note 2.	Recent Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2022. Early adoption is permitted. We anticipate to adopt this update in the first quarter of fiscal 2022 and do not expect the adoption of this guidance to have a material impact in the Consolidated Financial Statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company’s consolidated financial statements.

Note 3.	Revenue

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

Note 4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 29, 2020 and September 29, 2020 (in thousands):

	December 29, 2020			September 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$50	$(32)	$18	$50	$(28)	$22
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,950	$(32)	$3,918	$3,950	$(28)	$3,922

Goodwill	$5,150	$-	$5,150	$5,150	$-	$5,150

The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to these intangible assets subject to amortization was $4,000 for the quarter ended December 29, 2020. The estimated aggregate future amortization expense as of December 29, 2020 is $18,000, including $12,000 in the remainder of fiscal 2021 and $6,000 during fiscal 2022.

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

Our net income (loss) for the quarters ended December 29, 2020 and December 31, 2019 includes $61,000 and $75,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended December 29, 2020. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the quarter ended December 29, 2020, the Company granted 90,000 incentive stock options to its Chief Executive Officer, from available shares under its 2018 Plan, with an exercise price of $2.33 per share and a per share weighted average fair value of $1.24. These options were granted pursuant to the Chief Executive Officer’s Second Amended and Restated Employment Agreement dated December 24, 2020.

During the quarter ended December 31, 2019, there were no incentive stock options granted.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Quarter Ended December 29, 2020 Incentive and Non-Qualified Stock Options

Expected term (years)	4.5
Expected volatility	67.6%
Risk-free interest rate	0.3%
Expected dividends	-

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

The following table summarizes stock option activity for the quarter ended December 29, 2020 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)

Outstanding at beginning of year	630,268	$3.56
Options granted	90,000	$2.33
Options exercised	(7,984)	$1.56
Forfeited	(6,492)	$3.54
Expired	(20,629)	$1.56
Outstanding December 29, 2020	685,163	$3.48	5.3
Exercisable December 29, 2020	479,127	$3.56	4.5

As of December 29, 2020, the aggregate intrinsic value of the outstanding and exercisable options was $63,000 and $43,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 29, 2020, the total remaining unrecognized compensation cost related to non-vested stock options was $271,000 and is expected to be recognized over a weighted average period of approximately 1.6 years.

There were 7,984 stock options exercised during the quarter ended December 29, 2020 with proceeds of approximately $12,000. There were 15,646 stock options exercised that resulted in an issuance of 2,413 shares during the quarter ended December 31, 2019 with no proceeds in conjunction with the termination of the Company’s former CEO pursuant to a severance and separation agreement.

Restricted Stock Units

During the quarter ended December 29, 2020, there were no restricted stock units granted.

During the quarter ended December 31, 2019, the Company granted a total of 46,336 restricted stock units from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $1.54 which is equal to the closing price of the stock on the date of the grant. The restricted stock units vest three years following the grant date.

A summary of the status of non-vested restricted stock as of December 29, 2020 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	92,604	$1.54 to $3.95
Vested	(17,546)	$3.95
Non-vested shares at December 29, 2020	75,058	$1.54 to $3.95

As of December 29, 2020, there was $129,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 0.8 years.

Note 6.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility). Subsequent to December 29, 2020, on January 8, 2021, the Cadence Credit Facility was amended to eliminate certain installment payments; reduce the commitment immediately to $11.0 million with reductions to $10.0 million and $8.0 million on March 31, 2021, and July 1, 2021, respectively; revise certain financial covenants; provide a mechanism for a transition from LIBOR to an alternate benchmark rate; and extend the maturity date to January 31, 2023. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of December 29, 2020, all borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of December 29, 2020, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

Principal payments on the Cadence Credit Facility were required beginning on March 31, 2020 in $250,000 installments on the last business day each of March, June, September, and December in each calendar year. The total loan commitment was permanently reduced by the corresponding amount of each such repayment on such date. New borrowings were permitted up to the amount of the loan commitment. The note was set to mature on December 31, 2021. Subsequent to December 29, 2020 per the January 8, 2021 amendment, the quarterly principal payment requirement and associated commitment reduction was eliminated, and the maturity date was extended to January 31, 2023.

As of December 29, 2020, the Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of December 29, 2020, the Company was in compliance with all covenants under the Cadence Credit Facility. Subsequent to December 29, 2020 per the January 8, 2021 amendment, certain financial covenants were amended.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $292,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of December 29, 2020, the outstanding balance on borrowings against the facility was $4,000,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 29, 2020, the outstanding face value of such letters of credit was $157,500.

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

In the event that any portion of the Loans are not forgiven in accordance with the PPP, the Company will be required to pay the Lender monthly payments of principal and interest in an aggregate amount of $489,000 to repay the PPP Loans in full on or before April 29, 2022. The SBA has deferred loan payments to either (1) the date the SBA remits our forgiveness to the lender, or (2) 10 months after the end of the Covered Period, which would be in August 2021. However, as of the date of this report we have not yet received a decision from the SBA regarding forgiveness of our PPP loans or communication regarding the official end date of our deferral period. The Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Notes contain certifications and agreements related to the PPP, as well as customary default and other provisions. We reflect the full principal amount of the PPP loans as debt, accounting for such loans under ASC 470, with current maturities of approximately $6.7 million pursuant to the current payment amortization schedule. We intend to account for the forgiveness of such loans at the time such forgiveness is granted.

Components of Long-Term Debt

The components of long-term debt as reflected on our consolidated balance sheet are as follows:

Current Maturities
Cadence Credit Facility	$1,000
PPP Loans	6,693
Total Current Maturities	7,693

Maturities due after One Year
Cadence Credit Facility	$3,000
PPP Loans	4,952
Total Maturities after One Year	$7,952

Note 7.	Net Income (Loss) per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended
	December 29, 2020	December 31, 2019

Weighted-average shares outstanding basic	12,622,178	12,596,960
Effect of potentially dilutive securities:
Stock options	1,048	-
Restricted stock units	75,058	-
Weighted-average shares outstanding diluted	12,698,284	12,596,960
Excluded from diluted weighted-average shares outstanding:
Antidilutive	684,114	804,051

Note 8.	Contingent Liabilities and Liquidity

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

Components of operating lease costs are as follows for the fiscal quarter ended December 29, 2020:

Lease cost	Classification	Total
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,757
Variable lease cost	Occupancy	20
Sublease income	Occupancy	(129)
		$1,648

Weighted average lease term and discount rate are as follows:

December 29, 2020
Weighted average remaining lease term (in years)	10.2

Weighted average discount rate	5.0%

Supplemental cash flow disclosures for the fiscal quarter ended December 29, 2020:

December 29, 2020
Cash paid for operating lease liabilities	$1,723

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$11

Supplemental balance sheet disclosures:

		December 29, 2020
Right-of-use assets	Operating lease assets	$48,208

Current lease liabilities	Operating lease liability	$4,771
Non-current lease liabilities	Operating lease liability, less current portion	52,524
Total lease liabilities		$57,295

Future minimum rent payments for our operating leases for each of the next five years as of December 29, 2020 are as follows:

Fiscal year ending:	Total
Remainder of 2021	$5,706
2022	7,489
2023	7,534
2024	7,383
2025	7,483
Thereafter	38,764
Total minimum lease payments	74,359
Less: imputed interest	(17,064)
Present value of lease liabilities	$57,295

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

Note 10.	Impairment of Long-Lived Assets and Goodwill

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

There were no impairments in the fiscal quarters ended December 29, 2020 and December 31, 2019.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 29, 2020 and December 31, 2019.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of December 29, 2020, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,054,000 of goodwill attributable to its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized as of December 29, 2020 and December 31, 2019.

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

Although the Company had net income in the quarter ended December 29, 2020, we have significant net operating loss carryforwards from prior years and incurred additional net operating losses during the quarter ended and December 31, 2019. Full valuation allowances were made to reduce any deferred tax assets incurred to zero; therefore, no income tax provision or benefit was recognized for the quarters ended December 29, 2020 and December 31, 2019 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2017 through 2020. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 29, 2020.

Note 12.	Non-controlling Interests

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

The following table summarizes the activity in non-controlling interests during the quarter ended December 29, 2020 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 29, 2020	$1,023	$270	$1,293
Income	180	183	363
Distributions	(121)	(198)	(319)
Balance at December 29, 2020	$1,082	$255	$1,337

Our non-controlling interests consist of one joint-venture partnership involving seven Good Times restaurants and five joint-venture partnerships involving five Bad Daddy’s restaurants.

Note 13.	Subsequent Events

COVID-19

In early January 2021 all of our Bad Daddy’s dining rooms in Colorado, which were closed for the majority of the quarter ended December 29, 2020, were reopened at a limited capacity.

Additionally, in connection with spread of COVID-19, new variants of the virus have been identified. These variants pose many of the same risks that the original strain manifested. There have been disruptions in various food supply chains in the United States as a result of the COVID-19 pandemic. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets or goodwill.

Amendment to the Cadence Credit Agreement

On January 8, 2021 the Cadence Credit Facility was amended to eliminate certain installment payments, reduce the borrowing capacity over time, revise certain financial covenants, amend the variable interest rate calculation to replace LIBOR with an alternate benchmark rate, and extend the maturity date to January 31, 2023, see Note 6. above.

Note 14.	Segment Reporting

All of our Bad Daddy’s Burger Bar restaurants (Bad Daddy’s) compete in the full-service segment of the restaurant industry while our Good Times Burgers and Frozen Custard restaurants (Good Times) compete in the quick-service segment of the dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended
	December 29, 2020 (13 Weeks)	December 31, 2019 (14 Weeks)
Revenues
Bad Daddy’s	$18,816	$22,902
Good Times	8,480	7,912
	$27,296	$30,814
Income (loss) from operations
Bad Daddy’s	$226	$(485)
Good Times	1,085	164
Corporate	(48)	(51)
	$1,263	$(372)
Capital expenditures
Bad Daddy’s	$322	$1,577
Good Times	113	15
Corporate	48	21
	$483	$1,613

	December 29, 2020	September 29, 2020
Property and equipment, net
Bad Daddy’s	$23,065	$23,586
Good Times	3,773	3,874
Corporate	228	209
	$27,066	$27,669

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 29, 2020. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2020.

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

COVID-19

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the quarter ended December 29, 2020. During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although certain dining rooms were open, all were operating at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers. Furthermore, although the development of certain vaccines that are currently being administered may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets or goodwill.

Growth Strategies and Outlook.

We believe there are significant opportunities to grow customer traffic and increase awareness of our brands. Prior to the COVID-19 pandemic, we reduced our development profile as we sought to improve our financial position, and while we believe there are unit growth opportunities for both of our concepts, we are evaluating that in-line with the impact of the pandemic on the restaurant industry. We expect to open two Bad Daddy’s restaurants during fiscal 2021.

Restaurant locations.

As of December 29, 2020, we operated, franchised or licensed a total of thirty-nine Bad Daddy’s restaurants and thirty-two Good Times restaurants. The following table presents the number of restaurants operating at the end of the first fiscal quarters of 2021 and 2020.

Company-Owned/Co-Developed/Joint-Venture:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Alabama	1	1	-	-	1	1
Colorado	12	12	24	25	36	37
Georgia	4	4	-	-	4	4
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	3	3	-	-	3	3
Tennessee	2	2	-	-	2	2
Total	37	37	24	25	61	62

Franchise/License:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Colorado	-	-	6	6	6	6
North Carolina	1	1	-	-	1	1
South Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	2	2	8	8	10	10

Results of Operations

Fiscal quarter ended December 29, 2020 (13 weeks) compared to fiscal quarter ended December 31, 2019 (14 weeks):

Net Revenues. Net revenues for the quarter ended December 29, 2020 decreased $3,518,000 or 11.4% to $27,296,000 from $30,814,000 for the quarter ended December 31, 2019. Bad Daddy’s concept revenues decreased $4,149,000 while our Good Times concept revenues increased $631,000.

Bad Daddy’s restaurant sales decreased $4,122,000 to $18,691,000 for the quarter ended December 29, 2020 from $22,813,000 for the quarter ended December 31, 2019. Sales were positively impacted by two new restaurants opened in the first fiscal quarter of 2020, offset by the negative impact of our dining room closures and reduced capacity due to the COVID-19 pandemic, as well as the negative effect of the additional week of sales in the prior year, which we estimate to be approximately $1,570,000. The average menu price increase for the quarter ended December 29, 2020 over the same prior-year quarter was approximately 2.2%.

Additionally, net revenues were reduced by $26,000 in lower franchise royalties and license fees compared to the prior-year quarter primarily due to COVID-19 related capacity restrictions at our franchise and licensee locations. Franchise revenues in the current and prior year quarters each include franchisee advertising contributions of $4,000.

Good Times restaurant sales increased $610,000 to $8,390,000 for the quarter ended December 29, 2020 from $7,780,000 for the quarter ended December 31, 2019, despite the negative effect of the additional week of sales in the prior year, which we estimate to be approximately $609,000. The average menu price increase for the quarter ended December 29, 2020 over the same prior-year quarter was approximately 4.5%. Franchise revenues increased $21,000 for the quarter ended December 29, 2020, compared to the same prior year period. Franchise revenues for the current and prior year quarters include franchisee advertising contributions of $63,000 and $55,000, respectively.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all units open for at least eighteen full fiscal months, and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales decreased 11.8% during the quarter ended December 29, 2020 compared to the same thirteen-week period ended December 31, 2019 in the prior-year quarter, substantially driven by COVID-19 related capacity restrictions and dining room closures throughout Colorado. There were thirty-three restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales increased 22.1% during the quarter ended December 29, 2020 compared to the same thirteen-week period ended December 31, 2019 in the prior-year quarter, primarily due to improved customer traffic in November and December as a result of increased preference for drive-thru service during COVID-19 related restrictions. One restaurant closed during the first fiscal quarter of 2021 and was excluded from same store sales. There were twenty-four restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended December 29, 2020 decreased $1,465,000 to $7,841,000 (29.0% of restaurant sales) from $9,306,000 (30.4% of restaurant sales) for the quarter ended December 31, 2019.

Bad Daddy’s food and packaging costs were $5,356,000 (28.7% of restaurant sales) for the quarter ended December 29, 2020, down from $6,892,000 (30.2% of restaurant sales) for the quarter ended December 31, 2019. This decrease is primarily attributable to lower restaurant sales during the current quarter versus the same quarter in the prior year. The decrease as a percent of sales is attributable to menu mix shift from a limited menu during the ongoing COVID-19 pandemic, improved cost on soft beverage because refills are not available on off-premise sales, reduced discounting due to the reduction in on-premises sales, and increased pricing charged on sales through third-party delivery services, typically at a 10% to 20% premium to purchases made in-store or through our online ordering system. Purchase prices generally increased on bacon but generally decreased on beef and chicken, on a year-over-year basis.

Good Times food and packaging costs were $2,485,000 (29.6% of restaurant sales) for the quarter ended December 29, 2020, up from $2,414,000 (31.0% of restaurant sales) for the quarter ended December 31, 2019. This increase is primarily attributable to increased restaurant sales. The decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended December 29, 2020 decreased $3,098,000 to $8,881,000 (32.8% of restaurant sales) from $11,979,000 (39.2% of restaurant sales) for the quarter ended December 31, 2019.

Bad Daddy’s payroll and other employee benefit costs were $6,267,000 (33.5% of restaurant sales) for the quarter ended December 29, 2020 down from $9,003,000 (39.5% of restaurant sales) in the same prior year period. The $2,736,000 decrease is primarily attributable to lower restaurant sales during the current quarter versus the same quarter in the prior year. As a percent of sales, payroll and employee benefits costs decreased by 6.0% primarily attributable to staffing reductions associated with the closure of our dining rooms for much of the quarter as well as reductions in management staffing.

Good Times payroll and other employee benefit costs were $2,614,000 (31.2% of restaurant sales) in the quarter ended December 29, 2020, down from $2,976,000 (38.3% of restaurant sales) in the same prior-year period. The $362,000 decrease was partially attributable to labor saving initiatives implemented during the prior fiscal year as well as labor efficiencies gained though higher average menu pricing. As a percent of sales, payroll and employee benefits costs decreased by 7.1% in the quarter ended December 29, 2020 compared to the same prior year period. This decrease is primarily attributable to the leveraging impact of the significant sales increases. The average wage paid to our employees increased approximately 1.2% in the quarter ended December 29, 2020 compared to the same prior year period.

Occupancy Costs. Occupancy costs for the quarter ended December 29, 2020 decreased $243,000 to $2,195,000 (8.1% of restaurant sales) from $2,438,000 (8.0% of restaurant sales) for the quarter ended December 31, 2019.

Bad Daddy’s occupancy costs were $1,454,000 (7.8% of restaurant sales) for the quarter ended December 29, 2020, down from $1,644,000 (7.2% of restaurant sales) in the same prior year period. The $189,000 decrease was primarily attributable to decreases in our operating lease costs and property taxes. The increase as a percentage of sales was primarily due to the deleveraging effect of lower restaurant sales.

Good Times occupancy costs were $741,000 (8.8% of restaurant sales) in the quarter ended December 29, 2020, down from $794,000 (10.2% of restaurant sales) in the same prior year period. The $53,000 decrease was primarily attributable to decreases in our operating lease costs offset by increases in property taxes.

Other Operating Costs. Other operating costs for the quarter ended December 29, 2020, increased $467,000 to $3,469,000 (12.8% of restaurant sales) from $3,002,000 (9.8% of restaurant sales) for the quarter ended December 31, 2019.

Bad Daddy’s other operating costs were $2,648,000 (14.1% of restaurant sales) for the quarter ended December 29, 2020 up from $2,291,000 (10.0% of restaurant sales) in the same prior year period. The $357,000 increase was partially attributable to the two new restaurants opened in the first fiscal quarter of 2020. Other restaurant operating costs were generally reduced due to the decrease in sales compared to the prior year quarter, however, the decrease was offset by a $572,000 increase in commissions paid to delivery service providers in the quarter ended December 29, 2020 compared to the quarter ended December 31, 2019. The percentage increase was primarily attributable to the deleveraging impact of lower overall sales and a significant shift in delivery sales as a percentage of overall sales, as customers migrated to delivery during the pandemic and dining rooms were generally closed.

Good Times other operating costs were $821,000 (9.8% of restaurant sales) in the quarter ended December 29, 2020, up from $711,000 (9.1% of restaurant sales) in the same prior year period. The increase was primarily attributable to an approximate $64,000 increase in commissions paid to delivery service providers.

New Store Preopening Costs. In the quarter ended December 29, 2020, we incurred $39,000 of preopening costs compared to $802,000 for the quarter ended December 31, 2019. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are primarily attributable to $33,000 of non-cash operating lease costs associated with two Bad Daddy’s restaurants where leases have been previously executed. In the prior-year period, pre-opening costs were related to four restaurants; two that opened late during the fourth quarter of fiscal 2019 and two that opened during the first fiscal quarter of 2020. Preopening costs typically occur over a period of approximately five months although as a result of the pandemic we expect to incur pre-opening costs for an extended period of time associated with these two future Bad Daddy’s restaurants. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location, though these amounts may not accurately reflect preopening costs to be incurred with these two locations.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended December 29, 2020, decreased $150,000 to $929,000 from $1,079,000 in the quarter ended December 31, 2019.

Bad Daddy’s depreciation and amortization costs for the quarter ended December 29, 2020 decreased $130,000 to $737,000 from $867,000 in the quarter ended December 31, 2019. This decrease was primarily attributable to reduced depreciation resulting from asset impairment charges recorded in fiscal 2020, partially offset by increases due to the two new restaurants opened in first quarter of fiscal 2020.

Good Times depreciation and amortization costs for the quarter ended December 29, 2020 decreased $20,000 to $192,000 from $212,000 in the quarter ended December 31, 2019.

General and Administrative Costs. General and administrative costs for the quarter ended December 29, 2020, increased $121,000 to $2,174,000 (8.0% of total revenue) from $2,053,000 (6.7% of total revenues) for the quarter ended December 31, 2019.

The $121,000 increase in general and administrative expenses in the quarter ended December 29, 2020 is primarily attributable to:

•	Increase in administrative related payroll and benefit costs of $299,000 primarily related to a one-time bonus awarded to the CEO during the quarter ended December 29, 2020 in connection with the amendment of his employment agreement, and additionally due to overall increased health insurance costs.
•	Decrease in training and recruiting costs of $99,000
•	Decrease in costs associated with district management of $99,000 primarily related to reduced district management for our east coast Bad Daddy’s markets and reduced travel
•	Increase in professional services of $45,000
•	Decrease of $13,000 in incentive stock compensation costs
•	Decrease of $19,000 related to travel and entertainment costs
•	Net increases in all other expenses of $7,000

For the balance of the fiscal year, we expect general and administrative costs to continue to increase from fiscal 2020 due to increased insurance and health costs, and as we make investments in new human resource and financial management systems, and as we compare against temporary salary reductions made during fiscal 2020 in connection with actions taken amid the initial COVID-19 dining room closures.

Advertising Costs. Advertising costs for the quarter ended December 29, 2020, decreased $37,000 to $509,000 (1.9% of total revenue) from $546,000 (1.8% of total revenue) for the quarter ended December 31, 2019.

Bad Daddy’s advertising costs were $168,000 (0.9% of total revenue) in the quarter ended December 29, 2020 compared to $235,000 (1.0% of total revenue) in the same prior year period. The decrease is primarily due to lower sales in the current quarter versus the same prior year quarter. The current and prior year quarters each include advertising costs of $4,000 associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $341,000 (4.0% of total revenue) in the quarter ended December 29, 2020 compared to $311,000 (3.9% of total revenue) in the same prior year period. The increase is primarily due to increased sales in the current quarter versus the same prior year quarter. The current and prior year quarters include advertising costs of $67,000 and $58,000, respectively, of costs associated with franchise advertising contributions.

Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide television and radio advertising, social media and on-site and point-of-purchase. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues. As a percentage of total revenue, we expect advertising costs to remain relatively stable, at approximately 4.0% of total revenue for the Good Times segment.

Franchise Costs. Franchise costs were $5,000 and $0 for the quarters ended December 29, 2020 and December 31, 2019, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain/Loss on Restaurant Asset Disposals. The gain on restaurant asset disposals for the quarter ended December 29, 2020 was $9,000 compared to $19,000 for the quarter ended December 31, 2019.

The gain in the current year is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants. The gain in the prior year quarter consists of $10,000 related to the sale of miscellaneous restaurant equipment combined with $9,000 of deferred gains on previous sale lease-back transactions.

Income (loss) from Operations. Income from operations was $1,263,000 in the quarter ended December 29, 2020 compared to a loss from operations of $372,000 in the quarter ended December 31, 2019.

The change in the income (loss) from operations for the quarter ended December 29, 2020 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs” and “Advertising Costs” sections above.

Net Income (Loss). Net income was $1,165,000 for the quarter ended December 29, 2020 compared to a net loss of $599,000 in the quarter ended December 31, 2019.

The change from the quarter ended December 29, 2020 to the quarter ended December 31, 2019 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs" and “Advertising Costs” sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended December 29, 2020, the income attributable to non-controlling interests was $363,000 compared to $212,000 for the quarter ended December 31, 2019.

$180,000 of the current quarter’s income is attributable to the BDI joint-venture restaurants, compared to $133,000 in the same prior year period. This $48,000 decrease is primarily due to reduced restaurant level profitability in the current fiscal quarter. $183,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $79,000 in the same prior year period. This $104,000 increase is primarily due to increased restaurant level profitability in the current fiscal quarter.

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

The following table reconciles net income/loss to EBITDA and Adjusted EBITDA (in thousands) for the third fiscal quarter and year-to-date:

	Quarter Ended
	December 29, 2020 (13 Weeks)	December 31, 2019 (14 Weeks)
Adjusted EBITDA:
Net income (loss), as reported	$802	$(811)
Depreciation and amortization	909	1,069
Interest expense, net	98	227
EBITDA	1,809	485
Preopening expense	39	801
Non-cash stock-based compensation	61	75
Non-recurring severance costs	-	41
GAAP rent-cash cash difference	(107)	121
Non-cash gain on disposal of assets	(9)	(9)
Adjusted EBITDA	$1,793	$1,514

Depreciation and amortization expense have been reduced by amounts attributable to non-controlling interests of $41,000 for each respective quarter.

Liquidity and Capital Resources

Cash and Working Capital

We took extraordinary actions to increase our liquidity in response to COVID-19 during fiscal 2020, including temporarily reducing employee pay, reductions in workforce, and obtaining Paycheck Protection Program (the “PPP”) loans. The PPP is sponsored by the Small Business Administration (the “SBA”). We have since significantly increased employment levels and restored pay to employees. Although we currently have a meaningful cash balance and generated significant cash flow from operations during this quarter, should business decline significantly as a result of the pandemic we would not likely be able to take some of the same actions without negatively impacting the long-term viability of the business. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts.

As of December 29, 2020, we had a working capital deficit of $6,135,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened. Although we have two to four weeks to pay many of our vendors, in the first quarter of fiscal 2021 we chose to start paying our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs throughout fiscal 2021. As of December 29, 2020, we had total commitments outstanding of $353,000 related to construction contracts for Bad Daddy’s restaurants currently under development. Additionally, as discussed in the Financing section below, there is uncertainty surrounding the forgiveness of our PPP loans which could significantly affect future cash commitments. We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

Financing

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $17,000,000 with a maturity date of December 31, 2021 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility). Subsequent to December 29, 2020, on January 8, 2021, the Cadence Credit Facility was amended to eliminate certain installment payments; reduce the commitment immediately to $11.0 million with reductions to $10.0 million and $8.0 million on March 31, 2021, and July 1, 2021, respectively; revise certain financial covenants; provide a mechanism for a transition from LIBOR to an alternate benchmark rate; and extend the maturity date to January 31, 2023. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of December 29, 2020, all borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of December 29, 2020, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

Principal payments on the Cadence Credit Facility were required beginning on March 31, 2020 in $250,000 installments on the last business day each of March, June, September, and December in each calendar year. The total loan commitment was permanently reduced by the corresponding amount of each such repayment on such date. New borrowings were permitted up to the amount of the loan commitment. The note was set to mature on December 31, 2021. Subsequent to December 29, 2020 per the January 8, 2021 amendment, the quarterly principal payment requirement and associated commitment reduction was eliminated, and the maturity date was extended to January 31, 2023.

As of December 29, 2020, the Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.35:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of December 29, 2020, the Company was in compliance with all covenants under the Cadence Credit Facility. Subsequent to December 29, 2020 per the January 8, 2021 amendment, certain financial covenants were amended.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $292,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of December 29, 2020, the outstanding balance on borrowings against the facility was $4,000,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 29, 2020, the outstanding face value of such letters of credit was $157,500.

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

In the event that any portion of the Loans are not forgiven in accordance with the PPP, the Company will be required to pay the Lender monthly payments of principal and interest in an aggregate amount of $489,000 to repay the PPP Loans in full on or before April 29, 2022. The SBA has deferred loan payments to either (1) the date the SBA remits our forgiveness to the lender, or (2) 10 months after the end of the Covered Period, which would be in August 2021. However, as of the date of this report we have not yet received a decision from the SBA regarding forgiveness of our PPP loans or communication regarding the official end date of our deferral period. The Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Notes contain certifications and agreements related to the PPP, as well as customary default and other provisions. We reflect the full principal amount of the PPP loans as debt, accounting for such loans under ASC 470, with current maturities of approximately $6.7 million pursuant to the current payment amortization schedule. We intend to account for the forgiveness of such loans at the time such forgiveness is granted.

Cash Flows

Net cash provided by operating activities was $847,000 for the quarter ended December 29, 2020. The net cash provided by operating activities for the quarter ended December 29, 2020 was the result of net income of $1,165,000 as well as cash and non-cash reconciling items totaling $318,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $967,000, 2) amortization of operating lease assets of $1,055,000, 3) stock-based compensation expense of $61,000, 4) an increase in receivables and other assets of $659,000, 5) an increase in deferred liabilities and accrued expenses of $743,000, 6) a decrease in accounts payable of $1,340,000 and 7) a net decrease in amounts related to our operating leases of $1,136,000.

Net cash provided by operating activities was $999,000 for the quarter ended December 31, 2019. The net cash provided by operating activities for the quarter ended December 31, 2019 was the result of a net loss of $599,000 as well as cash and non-cash reconciling items totaling $1,598,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $1,126,000, 2) amortization of operating lease assets of $1,097,000, 3) stock-based compensation expense of $74,000, 4) an increase in receivables and other assets of $610,000, 5) an increase in deferred liabilities and accrued expenses of $632,000, 6) a decrease in accounts payable of $99,000 and 7) a net increase in amounts related to our operating leases of $613,000.

Net cash used in investing activities for the quarter ended December 29, 2020 was $480,000 which primarily reflects the purchases of property and equipment of $483,000. Purchases of property and equipment is comprised of the following:

•	$102,000 in costs for the development of Bad Daddy’s locations

•	$220,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$113,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$48,000 for miscellaneous capital expenditures related to our corporate office

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

Net cash used in financing activities for the quarter ended December 29, 2020 was $1,806,000, which includes principal payments on notes payable and long-term debt of $1,500,000, proceeds from stock option exercises of $13,000 and distributions to non-controlling interests of $319,000.

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

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2020 were approximately 4.0%, and we raised menu prices approximately 4.5% during the first quarter of fiscal 2021. The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2020 were approximately 4.0% on average. We raised menu prices during the first quarter of fiscal 2020 approximately 0.7%. Commodity prices have been slightly elevated since the end of fiscal 2020 compared to the first quarter of fiscal 2020. Due to the impact of the COVID-19 pandemic, availability of certain commodities could be constrained and prices for those commodities could be substantially more volatile than in recent history. Due to these factors, we are not able to predict the impact of inflation on our food and packaging costs for the balance of the year.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales in December, January, February and March.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10Q, the Company’s Chief Executive Officer (its principal executive officer and principal financial officer) has concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2020.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 29, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is periodically subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2020 filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)       Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906
10.1	Second Amended and Restated Employment Agreement, dated December 24, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2020 (File No. 000-18590) and incorporated herein by reference)
10.2	Fifth Amendment to Credit Agreement and Waiver, dated January 8, 2021 by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 14, 2021 (File No. 000-18590) and incorporated herein by reference)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: February 5, 2021

Ryan M. Zink Chief Executive Officer

