Form 10-Q
period 2021-03-30
Good Times Restaurants Inc.
filed 2021-05-06
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number: 0-18590

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	84-1133368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

651 CORPORATE CIRCLE, SUITE 200, GOLDEN, CO 80401

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

As of May 5, 2021 there were 12,785,374 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 30, 2021

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 30, 2021	September 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,204	$11,454
Receivables, net of allowance for doubtful accounts of $0	435	656
Prepaid expenses and other	811	275
Inventories	1,102	1,093
Notes receivable	-	13
Total current assets	13,552	13,491
PROPERTY AND EQUIPMENT:
Land and building	4,704	4,704
Leasehold improvements	33,933	33,280
Fixtures and equipment	29,294	28,593
Total property and equipment	67,931	66,577
Less accumulated depreciation and amortization	(40,815)	(38,908)
Total net property and equipment	27,116	27,669
OTHER ASSETS:
Operating lease right-of-use assets, net	47,702	49,252
Deposits and other assets	255	209
Trademarks	3,900	3,900
Other intangibles, net	14	22
Goodwill	5,150	5,150
Total other assets	57,021	58,533

TOTAL ASSETS:	$97,689	$99,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$8,148	$6,242
Accounts payable	1,891	2,581
Deferred income	57	69
Operating lease liabilities, current	4,770	4,689
Other accrued liabilities	5,855	5,055
Total current liabilities	20,721	18,636
LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	6,997	10,903
Operating lease liabilities, net of current portion	51,939	53,731
Deferred and other liabilities	844	1,440
Total long-term liabilities	59,780	66,074
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 3/30/21 and 9/29/20	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,695,678 and 12,612,852 shares issued and outstanding as of 3/30/21 and 9/29/20, respectively	13	13
Capital contributed in excess of par value	58,591	58,219
Treasury stock-at cost; 43,110 shares	(75)	(75)
Accumulated deficit	(42,568)	(44,467)
Total Good Times Restaurants Inc. stockholders' equity	15,961	13,690

Non-controlling interests	1,227	1,293
Total stockholders’ equity	17,188	14,983

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,689	$99,693

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	March 30, 2021 (13 Weeks)	March 31, 2020 (13 Weeks)	March 30, 2021 (26 Weeks)	March 31, 2020 (27 Weeks)
NET REVENUES:
Restaurant sales	$28,995	$25,998	$56,076	$56,591
Franchise revenues	197	184	412	405
Total net revenues	29,192	26,182	56,488	56,996

RESTAURANT OPERATING COSTS:
Food and packaging costs	8,207	7,897	16,048	17,203
Payroll and other employee benefit costs	9,645	9,921	18,526	21,900
Restaurant occupancy costs	2,155	2,212	4,350	4,650
Other restaurant operating costs	3,642	2,957	7,111	5,959
Preopening costs	80	159	119	961
Depreciation and amortization	930	1,113	1,859	2,192
Total restaurant operating costs	24,659	24,259	48,013	52,865

General and administrative costs	2,418	1,588	4,592	3,641
Advertising costs	510	510	1,019	1,056
Franchise costs	12	8	17	8
Impairment of goodwill	-	10,000	-	10,000
Impairment of long-lived assets	-	4,359	-	4,359
Gain on restaurant asset sale	(10)	(9)	(19)	(28)

INCOME (LOSS) FROM OPERATIONS:	1,603	(14,533)	2,866	(14,905)

Other Expenses:
Interest expense, net	(80)	(209)	(178)	(436)
Total other expenses, net	(80)	(209)	(178)	(436)

NET INCOME (LOSS):	$1,523	$(14,742)	$2,688	$(15,341)
Income attributable to non-controlling interests	(426)	(174)	(789)	(386)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,097	$(14,916)	$1,899	$(15,727)

NET INCOME (LOSS) PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$0.09	$(1.19)	$0.15	$(1.25)
Diluted	$0.09	N/A	$0.15	N/A

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,659,296	12,583,643	12,640,686	12,590,549
Diluted	12,826,263	N/A	12,733,932	N/A

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date March 30, 2021

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 29, 2020	43,110	$(75)	12,612,852	$13	$58,219	$1,293	$(44,467)	$14,983

Stock-based compensation cost	-	-	-	-	61	-	-	61
Restricted stock unit vesting	-	-	16,548	-	-	-	-	-
Stock option exercise	-	-	7,984	-	13	-	-	13
Non-controlling interests:
Income	-	-	-	-	-	363	-	363
Distributions	-	-	-	-	-	(319)	-	(319)
Net Income attributable to common shareholders and comprehensive loss	-	-	-	-	-	-	802	802

BALANCES, December 29, 2020	43,110	$(75)	12,637,384	$13	$58,293	$1,337	$(43,665)	$15,903

Stock-based compensation cost	-	-	-	-	215	-	-	215
Common stock granted	-	-	12,948	-	-	-	-	-
Performance shares granted			10,000	-	-	-	-	-
Stock option exercise	-	-	35,346	-	83	-	-	83
Non-controlling interests:
Income	-	-	-	-	-	426	-	426
Distributions	-	-	-	-	-	(536)	-	(536)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	1,097	1,097

BALANCES, March 30, 2021	43,110	$(75)	12,695,678	$13	$58,591	$1,227	$(42,568)	$17,188

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
Year-to-Date March 31, 2020

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2019	-	$-	12,541,082	$13	$57,936	$1,522	$(30,551)	$28,920

Stock-based compensation cost	-	-	-	-	74	-	-	74
Restricted stock unit vesting	-	-	76,643	-	-	-	-	-
Stock option exercise	-	-	2,413	-	-	-	-	-
Treasury shares purchased	43,110	(75)	(43,110)	-	-	-	-	(75)
Non-controlling interests:
Income	-	-	-	-	-	212	-	212
Contributions	-	-	-	-	-	22	-	22
Distributions	-	-	-	-	-	(291)	-	(291)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(811)	(811)

BALANCES, December 29, 2019	43,110	$(75)	12,577,028	$13	$58,010	$1,465	$(31,362)	$28,051

Stock-based compensation cost	-	-	-	-	75	-	-	75
Restricted stock unit vesting	-	-	14,000	-	-	-	-	-
Stock option exercise	-	-	-	-	-	-	-	-
Non-controlling interests:
Income	-	-	-	-	-	174	-	174
Distributions	-	-	-	-	-	(95)	-	(95)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(14,916)	(14,916)

BALANCES, March 31, 2020	43,110	$(75)	12,591,028	$13	$58,085	$1,544	$(46,278)	$13,289

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date
	March 30, 2021 (26 Weeks)	March 31, 2020 (27 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,688	$(15,341)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,938	2,287
Amortization of operating lease assets	1,660	2,054
Impairment of goodwill	-	10,000
Impairment of long-lived assets	-	4,359
Stock-based compensation expense	276	149
Recognition of deferred gain on sale of restaurant building	(19)	(18)
Changes in operating assets and liabilities:
Receivables and other	221	448
Inventories	(9)	50
Deposits and other	(605)	(430)
Accounts payable	(860)	(144)
Operating lease liabilities	(1,821)	(1,616)
Deferred liabilities	(12)	-
Accrued and other liabilities	(225)	(2,002)
Net cash provided by (used in) operating activities	3,232	(204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(1,184)	(1,954)
Payments for the purchase of treasury stock	-	(75)
Proceeds from the sale of fixed assets	-	2
Payments received from franchisees and others	13	6
Net cash used in investing activities	(1,171)	(2,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	-	5,300
Principal payments on notes payable and long-term debt	(2,000)	(1,400)
Proceeds from stock option exercise	96	-
Contributions from non-controlling interests	-	22
Distributions to non-controlling interests	(407)	(386)
Net cash (used in) provided by financing activities	(2,311)	3,536

NET CHANGE IN CASH AND CASH EQUIVALENTS	(250)	1,311

CASH AND CASH EQUIVALENTS, beginning of period	11,454	2,745

CASH AND CASH EQUIVALENTS, end of period	$11,204	$4,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$106	$408
Change in accounts payable attributable to the purchase of property and equipment	$170	$(534)

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

BDC was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of March 30, 2021, operates thirty-two Company-owned and five joint-venture full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of March 30, 2021, operates seventeen Company-owned and seven joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 30, 2021 and the results of its operations and its cash flows for the two fiscal quarters ended March 30, 2021 and March 31, 2020. Operating results for the two fiscal quarters ended March 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 28, 2021. The condensed consolidated balance sheet as of September 29, 2020 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 29, 2020.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The first quarter of fiscal 2020 ended on December 31, 2019 and consisted of 14 weeks. The first quarter of fiscal 2021 ended on December 29, 2020 and consisted of 13 weeks. The year-to-date periods ended March 30, 2021 and March 31, 2020 consisted of 26 and 27 weeks, respectively.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $131,000 and $109,000 for the two fiscal quarters ended March 30, 2021 and March 31, 2020, respectively.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income (loss). Notable reclassifications include the recategorization of paper goods costs from other restaurant operating costs to food and packaging costs, and payroll and related expenses attributable to managers-in-training from general and administrative costs to payroll and other employee benefit costs.

COVID-19

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the two fiscal quarters ended March 30, 2021 and March 31, 2020.

During portions of the month of March 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Additionally, our Good Times Burgers and Frozen Custard restaurants experienced reduced volumes during the month of March 2020.

During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although certain dining rooms were open, all were operating at some reduction of capacity throughout the quarter, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths. Furthermore, although certain available vaccines may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations or variants of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict the number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

We took extraordinary actions to increase our liquidity in response to COVID-19 during fiscal 2020, including temporarily reducing employee pay, reductions in workforce, and obtaining Paycheck Protection Program (the “PPP”) loans. The PPP is sponsored by the Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We have since significantly increased employment levels and restored pay to employees. Although we currently have a meaningful cash balance and generated significant cash flow from operations during the first two quarters of fiscal 2021, should business decline significantly as a result of the pandemic we would not likely be able to take some of the same actions without negatively impacting the long-term viability of the business. Additionally, we applied for full forgiveness of the PPP on April 30, 2020, and while we are confident that we qualify, there is uncertainty surrounding the SBA’s decision-making process regarding forgiveness, and this decision could significantly affect our future cash flow. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts.

Note 2.	Recent Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2022. Early adoption is permitted. We anticipate adopting this update in the first quarter of fiscal 2022 and do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

Note 4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 30, 2021 and September 29, 2020 (in thousands):

	March 30, 2021			September 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$50	$(36)	$14	$50	$(28)	$22
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,950	$(36)	$3,914	$3,950	$(28)	$3,922

Goodwill	$5,150	$-	$5,150	$5,150	$-	$5,150

The Company had no goodwill impairment losses in the year-to-date period ended March 30, 2021. The Company recorded a $10,000,000 impairment to goodwill in the second fiscal quarter of 2020 related to its Bad Daddy’s reporting unit. The aggregate amortization expense related to these intangible assets subject to amortization was $8,000 for the two fiscal quarters ended March 30, 2021. The estimated aggregate future amortization expense as of March 31, 2021 is $14,000, including $8,000 in the remainder of fiscal 2021 and $6,000 during fiscal 2022.

Note 5.	Stock-Based Compensation

The Company has traditionally maintained incentive compensation plans that include provision for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”) and has outstanding awards that were issued under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan, which was amended effective February 9, 2021 (the “2018 Plan”). All future awards will be issued under the 2018 plan.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as forfeitures occur.

Our net income (loss) for the two quarters ended March 30, 2021 and March 31, 2020 includes $276,000 and $149,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the two quarters ended March 30, 2021. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the two quarters ended March 30, 2021, the Company granted 90,000 incentive stock options to its Chief Executive Officer, from available shares under its 2018 Plan, with an exercise price of $2.33 per share and a per share weighted average fair value of $1.22. These options were granted pursuant to the Chief Executive Officer’s Second Amended and Restated Employment Agreement dated December 24, 2020. These options became fully vested on April 6, 2021 pursuant to the terms of the employment agreement and related stock option grant agreement.

During the two quarters ended March 31, 2020, there were no incentive stock options granted.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Two Quarters Ended March 30, 2021 Incentive and Non-Qualified Stock Options

Expected term (years)	3.63
Expected volatility	74.62%
Risk-free interest rate	0.24%
Expected dividends	-

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

The following table summarizes stock option activity for the two quarters ended March 30, 2021 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)

Outstanding at beginning of year	630,268	$3.56
Options granted	90,000	$2.33
Options exercised	(43,330)	$2.22
Forfeited	(6,492)	$3.54
Expired	(20,629)	$1.56
Outstanding March 30, 2021	649,817	$3.54	5.3
Exercisable March 30, 2021	443,781	$3.66	4.5

As of March 30, 2021, the aggregate intrinsic value of the outstanding and exercisable options was $511,000 and $338,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of March 30, 2021, the total remaining unrecognized compensation cost related to non-vested stock options was $150,000 and is expected to be recognized over a weighted average period of approximately 1.5 years.

There were 43,330 stock options exercised during the two quarters ended March 30, 2021 with proceeds of approximately $96,000. There were 15,646 stock options exercised that resulted in an issuance of 2,413 shares during the two quarters ended March 31, 2020 with no proceeds in conjunction with the termination of the Company’s CEO pursuant to a severance and separation agreement.

Common Stock and Performance Share Grants

During the two quarters ended March 30, 2021, the Company granted its Directors 12,948 shares of common stock and its Chief Executive Officer 10,000 performance shares from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $2.78 and $2.77, respectively, which is equal to the closing price of the stock on the date of grants. The performance shares granted to the Chief Executive Officer became fully vested on April 6, 2021 pursuant to the vesting provisions set forth in the grant notice.

No common stock or performance shares were granted during the two quarters ended March 31, 2020.

Restricted Stock Units

No restricted stock units were granted during the two quarters ended March 30, 2021.

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

A summary of the status of non-vested restricted stock as of March 30, 2021 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	92,604	$1.54 to $3.95
Vested	(17,546)	$3.95
Non-vested shares at March 30, 2021	75,058	$1.54 to $3.95

As of March 30, 2021, there was $98,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 0.6 years.

Note 6.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $11,000,000 with a maturity date of January 31, 2023 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility). On January 8, 2021, the Cadence Credit Facility was amended to eliminate certain installment payments; reduce the commitment immediately to $11.0 million with reductions to $10.0 million and $8.0 million on March 31, 2021, and July 1, 2021, respectively; revise certain financial covenants; provide a mechanism for a transition from LIBOR to an alternate benchmark rate; and extend the maturity date to January 31, 2023. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of March 30, 2021, all borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of March 30, 2021, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

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

As of March 30, 2021, the Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of March 30, 2021, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of March 30, 2021, the outstanding balance on borrowings against the facility was $3,500,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 30, 2021, the outstanding face value of such letters of credit was $157,500.

Paycheck Protection Program Loans

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BD Colo (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

The Loans are evidenced by individual promissory notes of each of the Borrowers dated April 29, 2020 executed by each Borrower on May 7, 2020 (together, the “Notes”) in favor of the Lender which Notes bear interest at the rate of 1.00% per annum. All or a portion of the Loans may be forgiven by the SBA upon application by the Borrowers accompanied by documentation of expenditures in accordance with SBA requirements under the PPP, which includes employees being kept on the payroll for twenty-four weeks after the date of the Loans and the proceeds of such Loans being used for payroll, rent, mortgage interest or utilities. Congress subsequently passed the PPP Flexibility Act which modified certain provisions of the PPP program, including expanding the original eight-week covered period to a period of twenty-four weeks (the “Covered Period”). The SBA and the Treasury continue to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. The Company continues to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. The Company believes it qualifies for the PPP and is compliant in all aspects with its use of PPP funds, and applied for full forgiveness on April 30, 2021. However, in the absence of definitive guidance or regulations the Company cannot give any assurance that the Loans will be forgivable in whole or in part.

In the event that any portion of the Loans are not forgiven in accordance with the PPP, the Company will be required to pay the Lender monthly payments of principal and interest in an aggregate amount of $489,000 to repay the PPP Loans in full on or before April 29, 2022. The SBA has deferred loan payments to either (1) the date the SBA remits our forgiveness to the lender, or (2) 10 months after the end of the Covered Period, which would be in August 2021. However, as of the date of this report we have not yet received a decision from the SBA regarding forgiveness of our PPP loans or communication regarding the official end date of our deferral period. The Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Notes contain certifications and agreements related to the PPP, as well as customary default and other provisions. We reflect the full principal amount of the PPP loans as debt, accounting for such loans under ASC 470, with current maturities of approximately $8.1 million pursuant to the current payment amortization schedule. We intend to account for the forgiveness of such loans at the time such forgiveness is granted.

Components of Long-Term Debt

The components of long-term debt as reflected on our consolidated balance sheet are as follows:

Current Maturities:
PPP Loans	$8,148
Total Current Maturities	8,148

Maturities Due After One Year:
Cadence Credit Facility	$3,500
PPP Loans	3,497
Total Maturities after One Year	$6,997

Note 7.	Net Income (Loss) per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	March 30, 2021	March 31, 2020	March 30, 2021	March 31, 2020

Weighted-average shares outstanding basic	12,659,296	12,583,643	12,640,686	12,590,549
Effect of potentially dilutive securities:
Stock options	91,909	-	18,188	-
Restricted stock units	75,058	-	75,058	-
Weighted-average shares outstanding diluted	12,826,263	12,583,643	12,733,932	12,590,549
Excluded from diluted weighted-average shares outstanding:
Antidilutive	557,907	749,096	631,628	749,096

Note 8.	Contingent Liabilities and Liquidity

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

Components of operating lease costs are as follows for the fiscal quarter ended March 30, 2021:

Lease cost	Classification	Total
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,771
Variable lease cost	Occupancy	20
Sublease income	Occupancy	(135)
		$1,656

Components of operating lease costs are as follows for the two fiscal quarters ended March 30, 2021:

Lease cost	Classification	Total
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$3,527
Variable lease cost	Occupancy	41
Sublease income	Occupancy	(264)
		$3,304

Weighted average lease term and discount rate are as follows:

March 30, 2021
Weighted average remaining lease term (in years)	10.0

Weighted average discount rate	5.0%

Supplemental cash flow disclosures for the two fiscal quarters ended March 30, 2021:

March 30, 2021
Cash paid for operating lease liabilities	$3,461

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$110

Supplemental balance sheet disclosures:

		March 30, 2021
Right-of-use assets	Operating lease assets	$47,702

Current lease liabilities	Operating lease liability	$4,770
Non-current lease liabilities	Operating lease liability, less current portion	51,939
Total lease liabilities		$56,709

Future minimum rent payments for our operating leases for each of the next five years as of March 30, 2021 are as follows:

Fiscal year ending:	Total
Remainder of 2021	$3,833
2022	7,559
2023	7,608
2024	7,462
2025	7,565
Thereafter	39,111
Total minimum lease payments	73,138
Less: imputed interest	(16,429)
Present value of lease liabilities	$56,709

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

There were no impairments in the two fiscal quarters ending March 30, 2021.

Given the results of our analysis at March 31, 2020, we identified five restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets.

The restaurants are all Bad Daddy’s restaurants, two in North Carolina and one each in Tennessee, Georgia and Colorado. We recorded non-cash charges of $4,359,000 related to the impairment of these restaurants during the quarter ending March 31, 2020.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 30, 2021 and March 31, 2020.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of March 30,2021, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,054,000 of goodwill attributable to its Bad Daddy’s reporting unit.

No goodwill impairment charges were recognized during the two quarters ended March 30, 2021.

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

Changes in the carrying amount of goodwill for the two fiscal quarters ended March 31, 2020 are as follows (in thousands):

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

Although the Company had net income during the two fiscal quarters ended March 30, 2021, we have significant net operating loss carryforwards from prior years and incurred additional net operating losses during the two quarters ended March 31, 2020. Full valuation allowances were made to reduce any deferred tax assets incurred to zero; therefore, no income tax provision or benefit was recognized for the quarters ended March 30, 2021and March 31, 2020 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2018 through 2021. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 30, 2021.

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

The following table summarizes the activity in non-controlling interests during the two quarters ended March 30, 2021 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 29, 2020	$1,023	$270	$1,293
Income	425	364	789
Distributions	(460)	(395)	(855)
Balance at March 30, 2021	$988	$239	$1,227

Our non-controlling interests consist of one joint-venture partnership involving seven Good Times restaurants and five joint-venture partnerships involving five Bad Daddy’s restaurants.

Note 13.	Subsequent Events

None.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	March 30, 2021 (13 Weeks)	March 31, 2020 (13 Weeks)	March 30, 2020 (26 Weeks)	March 31, 2021 (27 Weeks)
Revenues
Bad Daddy’s	$21,029	$19,369	$39,782	$42,271
Good Times	8,163	6,813	16,706	14,725
	$29,192	$26,182	$56,488	$56,996
Income (loss) from operations
Bad Daddy’s	$1,092	$(14,515)	$1,318	$(15,000)
Good Times	740	45	1,825	209
Corporate	(229)	(63)	(277)	(114)
	$1,603	$(14,533)	$2,866	$(14,905)
Capital expenditures
Bad Daddy’s	$637	$264	$959	$1,841
Good Times	49	72	162	87
Corporate	15	5	63	26
	$701	$341	$1,184	$1,954

	March 30, 2021	September 29, 2020
Property and equipment, net
Bad Daddy’s	$23,215	$23,586
Good Times	3,687	3,874
Corporate	214	209
	$27,116	$27,669

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; our ability to adequately staff our restaurants; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2020.

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

COVID-19.

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the two fiscal quarters ended March 30, 2021 and March 31, 2020.

During portions of the month of March 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Additionally, our Good Times Burgers and Frozen Custard restaurants experienced reduced volumes during the month of March 2020.

During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although certain dining rooms were open, all were operating at some reduction of capacity throughout the quarter, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths. Furthermore, although certain vaccines that are currently being administered may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations or variants of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict the number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

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

Restaurant locations.

As of March 30, 2021, we operated, franchised or licensed a total of thirty-nine Bad Daddy’s restaurants and thirty-two Good Times restaurants. The following table presents the number of restaurants operating at the end of the second fiscal quarters of 2021 and 2020.

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

Results of Operations

Fiscal quarter ended March 30, 2021 compared to fiscal quarter ended March 31, 2020:

Net Revenues. Net revenues for the quarter ended March 30, 2021 increased $3,010,000 or 11.5% to $29,192,000 from $26,182,000 for the quarter ended March 31, 2020. Bad Daddy’s concept revenues increased $1,659,000 while our Good Times concept revenues increased $1,351,000.

Bad Daddy’s restaurant sales increased $1,683,000 to $20,983,000 for the quarter ended March 30, 2021 from $19,300,000 for the quarter ended March 31, 2020. This includes sales from delivery vendors of $4,466,000 for the quarter ended March 30, 2021, an increase of $3,047,000 from $1,419,000 during the quarter ended March 31, 2020. Sales were positively impacted by the reversal of COVID-19 dining room closures early in January 2021, and increased dining room capacity throughout the quarter. During the last three weeks of the quarter ended March 31, 2020 all dining rooms were closed due to the COVID-19 pandemic which significantly impacted restaurant sales. The average menu price increase for the quarter ended March 30, 2021 over the same prior-year quarter was approximately 3.2%.

Additionally, net revenues were reduced by $24,000 in lower franchise royalties and license fees compared to the prior-year quarter primarily due to COVID-19 related capacity restrictions and reduced customer traffic at our airport licensee location. Franchise revenues in the current and prior year quarters include franchisee advertising contributions of $4,000 and $3,000, respectively.

Good Times restaurant sales increased $1,314,000 to $8,012,000 for the quarter ended March 30, 2021 from $6,698,000 for the quarter ended March 31, 2020. The average menu price increase for the quarter ended March 30, 2021 over the same prior-year quarter was approximately 4.5%. Franchise revenues increased $36,000 for the quarter ended March 30, 2021, compared to the same prior year period. Franchise revenues for the current and prior year quarters include franchisee advertising contributions of $60,000 and $48,000, respectively.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all units open for at least eighteen full fiscal months, and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store sales for Company-owned restaurants increased 9.1% during the quarter ended March 30, 2021 compared to the same thirteen-week period ended March 31, 2020 in the prior-year quarter, substantially driven by COVID-19 related capacity restrictions and dining room closures during the prior-year quarter. There were thirty-three restaurants included in the same store sales base at the end of the quarter.

Good Times same store sales for Company-owned restaurants increased 22.9% during the quarter ended March 30, 2021 compared to the same thirteen-week period ended March 31, 2020 in the prior-year quarter, primarily due to improved customer traffic as a result of increased preference for drive-thru service during COVID-19 related restrictions. There were twenty-four restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended March 30, 2021 increased $310,000 to $8,207,000 (28.3% of restaurant sales) from $7,897,000 (30.4% of restaurant sales) for the quarter ended March 31, 2020.

Bad Daddy’s food and packaging costs were $5,881,000 (28.0% of restaurant sales) for the quarter ended March 30, 2021, up slightly from $5,835,000 (30.2% of restaurant sales) for the quarter ended March 31, 2020. The decrease as a percent of sales is attributable to menu mix shift from a limited menu during the ongoing COVID-19 pandemic, improved cost on soft beverage because refills are not available on off-premise sales, reduced discounting due to the reduction in on-premises sales, and increased pricing charged on sales through third-party delivery services, typically at a 10% to 20% premium to purchases made in-store or through our online ordering system. Purchase prices generally increased on bacon and chicken wings but generally decreased on beef and chicken breasts, on a year-over-year basis.

Good Times food and packaging costs were $2,326,000 (29.0% of restaurant sales) for the quarter ended March 30, 2021, up from $2,062,000 (30.8% of restaurant sales) for the quarter ended March 31, 2020. This increase is primarily attributable to increased restaurant sales. The decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended March 30, 2021 decreased $276,000 to $9,645,000 (33.3% of restaurant sales) from $9,921,000 (38.2% of restaurant sales) for the quarter ended March 31, 2020.

Bad Daddy’s payroll and other employee benefit costs were $6,996,000 (33.3% of restaurant sales) for the quarter ended March 30, 2021, down from $7,400,000 (38.3% of restaurant sales) in the same prior year period. The $404,000 decrease is primarily attributable to lower restaurant sales during the current quarter versus the same quarter in the prior year. The decrease as a percent of sales is primarily attributable to staffing reductions associated with the closure of our Colorado dining rooms early in the quarter as well as industry-wide employment shortages for hourly restaurant positions.

Good Times payroll and other employee benefit costs were $2,649,000 (33.0% of restaurant sales) in the quarter ended March 30, 2021, up from $2,521,000 (37.6% of restaurant sales) in the same prior-year period. The decrease as a percent of sales is primarily attributable to the leveraging impact of the significant sales increases. The average wage paid to our employees increased approximately 4.6% in the quarter ended March 30, 2021 compared to the same prior year period.

Occupancy Costs. Occupancy costs for the quarter ended March 30, 2021 decreased $57,000 to $2,155,000 (7.4% of restaurant sales) from $2,212,000 (8.5% of restaurant sales) for the quarter ended March 31, 2020.

Bad Daddy’s occupancy costs were $1,413,000 (6.7% of restaurant sales) for the quarter ended March 30, 2021, down slightly from $1,471,000 (7.6% of restaurant sales) in the same prior year period. The decrease as a percentage of sales was primarily due to the leveraging effect of increased restaurant sales.

Good Times occupancy costs were $742,000 (9.3% of restaurant sales) in the quarter ended March 30, 2021, up slightly from $741,000 (11.0% of restaurant sales) in the same prior year period. The decrease as a percentage of sales was primarily due to the leveraging effect of increased restaurant sales.

Other Operating Costs. Other operating costs for the quarter ended March 30, 2021 increased $684,000 to $3,642,000 (12.6% of restaurant sales) from $2,957,000 (11.4% of restaurant sales) for the quarter ended March 31, 2020.

Bad Daddy’s other operating costs were $2,860,000 (13.6% of restaurant sales) for the quarter ended March 30, 2021 up from $2,289,000 (11.9% of restaurant sales) in the same prior year period. The $571,000 increase was primarily due to an increase in commissions paid to delivery service providers in the quarter ended March 30, 2021 compared to the quarter ended March 31, 2020. The percentage increase was primarily attributable a significant shift in delivery sales as a percentage of overall sales during the COVID-19 pandemic.

Good Times other operating costs were $782,000 (9.8% of restaurant sales) in the quarter ended March 30, 2021, up from $668,000 (10.0% of restaurant sales) in the same prior year period. The increase was primarily attributable to an increase in commissions paid to delivery service providers in the quarter ended March 30, 2021 compared to the quarter ended March 31, 2020.

New Store Preopening Costs. In the quarter ended March 30, 2021, we incurred $80,000 of preopening costs compared to $159,000 for the quarter ended March 31, 2020. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are related to two restaurants that are slated for opening in Q3 and Q4 2021. In the prior-year period, pre-opening costs were primarily attributable to $100,000 of non-cash operating lease costs associated with these same two future Bad Daddy’s restaurants, as well as costs associated with two restaurants that opened in the first fiscal quarter of 2020.Preopening costs typically occur over a period of approximately five months although as a result of the pandemic we expect to incur pre-opening costs for an extended period of time associated with these two future Bad Daddy’s restaurants. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location, though these amounts may not accurately reflect preopening costs to be incurred with these two locations.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended March 30, 2021, decreased $183,000 to $930,000 from $1,113,000 in the quarter ended March 31, 2020.

Bad Daddy’s depreciation and amortization costs for the quarter ended March 30, 2021 decreased $160,000 to $738,000 from $898,000 in the quarter ended March 31, 2020. This decrease was primarily attributable to reduced depreciation resulting from asset impairment charges recorded in the second fiscal quarter of 2020.

Good Times depreciation and amortization costs for the quarter ended March 30, 2021 decreased $23,000 to $192,000 from $215,000 in the quarter ended March 31, 2020.

General and Administrative Costs. General and administrative costs for the quarter ended March 30, 2021, increased $829,000 to $2,418,000 (8.3% of total revenue) from $1,588,000 (6.1% of total revenues) for the quarter ended March 31, 2020.

The $829,000 increase in general and administrative expenses in the quarter ended March 30, 2021 is primarily attributable to:

•	Increase in professional services of $318,000, primarily related to increased legal expenses
•	Increase in administrative related payroll and benefit costs of $259,000 primarily related to increased estimated incentive compensation as of quarter-end and excess claims costs on the company’s partially-self-insured health care plan.
•	Increase in costs associated with district management of $146,000 primarily related to increased estimated performance-based bonus provisions, offset by reduced travel costs
•	Increase in incentive stock compensation costs of $140,000 related to options and restricted stock units granted to our Directors and Chief Executive Officer
•	Increase of $54,000 related to business insurance premiums
•	Decrease of $48,000 related to prior fiscal year beverage contract fees
•	Decrease of $50,000 related to vendor fee income and early pay discounts
•	Increase of $42,000 related to travel and entertainment costs
•	Decrease of $18,000 related to training and recruiting costs
•	Decrease of $11,000 related to preliminary site costs
•	Net decreases in all other expenses of $3,000

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

Advertising Costs. Advertising costs for the quarter ended March 30, 2021 were $510,000 (1.7% of total revenue), consistent with $510,000 (1.9% of total revenue) for the quarter ended March 31, 2020.

Bad Daddy’s advertising costs were $186,000 (0.9% of total revenue) in the quarter ended March 30, 2021 compared to $240,000 (1.2% of total revenue) in the same prior year period. The decrease was primarily attributable to $52,000 in costs incurred in the prior year quarter related to a local radio advertising campaign in the Charlotte, North Carolina area. The current and prior year quarters include advertising costs of $4,000 and $3,000, respectively, associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $324,000 (4.0% of total revenue) in the quarter ended March 30, 2021 compared to $270,000 (4.0% of total revenue) in the same prior year period. The increase is primarily due to increased sales in the current quarter versus the same prior year quarter. The current and prior year quarters include advertising costs of $60,000 and $48,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $12,000 and $8,000 for the quarters ended March 30, 2021 and March 31, 2020, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain/Loss on Restaurant Asset Disposals. The gain on restaurant asset disposals for the quarters ended March 30, 2021 and March 31, 2020 were $10,000 and $9,000, respectively.

The gain in both years is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Impairment Costs: Impairment costs were $0 and $14,359,000 for the quarters ended March 30, 2021 and March 31, 2020, respectively. $4,359,000 of the costs in the prior year quarter were related to five Bad Daddy’s restaurants’ assets that were impaired and $10,000,000 is attributable to an impairment of goodwill related to our Bad Daddy’s reporting unit.

Income (loss) from Operations. Income from operations was $1,603,000 in the quarter ended March 30, 2021 compared to a loss from operations of $14,533,000 in the quarter ended March 31, 2020.

The change in the income (loss) from operations for the quarter ended March 30, 2021 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs”, “Advertising Costs” and “Impairment Costs” sections above.

Net Income (Loss). Net income was $1,523,000 for the quarter ended March 30, 2021 compared to a net loss of $14,742,000 in the quarter ended March 31, 2020.

The change from the quarter ended March 30, 2021 to the quarter ended March 31, 2020 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs", “Advertising Costs” and “Impairment Costs” sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended March 30, 2021, the income attributable to non-controlling interests was $426,000 compared to $174,000 for the quarter ended March 31, 2020.

$244,000 of the current quarter’s income is attributable to the BDI joint-venture restaurants, compared to $112,000 in the same prior year period. This $132,000 increase is primarily due to increased restaurant level profitability in the current fiscal quarter. $182,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $62,000 in the same prior year period. This $120,000 increase is primarily due to increased restaurant level profitability in the current fiscal quarter.

Fiscal two quarters ended March 30, 2021 compared to fiscal two quarters ended March 31, 2020:

Net Revenues. Net revenues for the two quarters ended March 30, 2021 decreased $508,000 or 0.9% to $56,488,000 from $56,996,000 for the two quarters ended March 26, 2019. Bad Daddy’s concept revenues decreased $2,490,000 while our Good Times concept revenues increased $1,982,000.

Bad Daddy’s restaurant sales decreased $2,440,000 to $39,673,000 for the two quarters ended March 30, 2021 from $42,113,000 for the two quarters ended March 31, 2020. This includes sales from delivery vendors of $8,335,000 for the two quarters ended March 30, 2021, an increase of $5,849,000 from $2,486,000 during the two quarters ended March 31, 2020. The decrease in sales is primarily due to the impact of the 53rd week of the prior fiscal year. We estimate the impact of the extra week of sales to be approximately $2,015,000. Bad Daddy’s same store sales for Company-owned restaurants decreased 1.8% during the two quarters ended March 30, 2021 compared to the same prior-year two quarters. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase for the two quarters ended March 31, 2020 over the same prior-year two quarters was approximately 3.2%. There were twenty-nine restaurants included in the same store sales base at the end of the quarter. Additionally, net revenues were reduced by $50,000 in lower franchise royalties and license fees compared to the prior-year two quarters primarily related to the Charlotte Airport licensee. Franchise revenues in the current and prior year quarters each include franchisee advertising contributions of $7,000.

Good Times restaurant sales increased $1,925,000 to $16,403,000 for the two quarters ended March 30, 2021 from $14,478,000 for the two quarters ended March 31, 2020. Good Times same store sales for Company-owned restaurants increased 22.5% during the two quarters ended March 30, 2021 compared to the same prior-year two quarters, which was offset by an extra operating week in the first fiscal quarter of 2020 which we estimate contributed approximately $460,000. The average menu price increase for the two quarters ended March 31, 2020 over the same prior-year two quarters was approximately 4.5%. Franchise revenues increased $57,000 for the two quarters ended March 30, 2021, compared to the same prior year period. Franchise revenues for the current and prior year quarters include franchisee advertising contributions of $123,000 and $102,000, respectively.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the two quarters ended March 30, 2021 decreased $1,155,000 to $16,048,000 (28.6% of restaurant sales) from $17,203,000 (30.4% of restaurant sales) for the two quarters ended March 31, 2020.

Bad Daddy’s food and packaging costs were $11,237,000 (28.3% of restaurant sales) for the two quarters ended March 30, 2021, down from $12,727,000 (30.2% of restaurant sales) for the two quarters ended March 31, 2020. This decrease as a percent of sales is attributable to menu mix shift from a limited menu during the ongoing COVID-19 pandemic, improved cost on soft beverage because refills are not available on off-premise sales, reduced discounting due to the reduction in on-premises sales, and increased pricing charged on sales through third-party delivery services, typically at a 10% to 20% premium to purchases made in-store or through our online ordering system.

Good Times food and packaging costs were $4,811,000 (29.3% of restaurant sales) for the two quarters ended March 30, 2021, up from $4,476,000 (30.9% of restaurant sales) for the two quarters ended March 31, 2020. This decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the two quarters ended March 30, 2021 decreased $3,374,000 to $18,526,000 (33.0% of restaurant sales) from $21,900,000 (38.7% of restaurant sales) for the two quarters ended March 31, 2020.

Bad Daddy’s payroll and other employee benefit costs were $13,263,000 (33.4% of restaurant sales) for the two quarters ended March 30, 2021 down from $16,403,000 (38.9% of restaurant sales) in the same prior year period. The $3,140,000 decrease is primarily attributable to lower restaurant sales during the current quarter versus the same quarter in the prior year as well as an additional week of operations in the prior year two quarters. The decrease as a percent of sales is primarily attributable to staffing reductions associated with the closure of our Colorado dining rooms from late November 2020 through early January 2021, as well as industry-wide employment shortages for hourly restaurant positions.

Good Times payroll and other employee benefit costs were $5,263,000 (32.0% of restaurant sales) in the two quarters ended March 30, 2021, down from $5,497,000 (38.0% of restaurant sales) in the same prior-year period. The decrease as a percent of sales is primarily attributable to the leveraging impact of the significant sales increases.

Occupancy Costs. Occupancy costs for the two quarters ended March 30, 2021 decreased $300,000 to $4,350,000 (7.8% of restaurant sales) from $4,650,000 (8.2% of restaurant sales) for the two quarters ended March 31, 2020.

Bad Daddy’s occupancy costs were $2,867,000 (7.2% of restaurant sales) for the two quarters ended March 30, 2021 down from $3,115,000 (7.4% of restaurant sales) in the same prior year period.

Good Times occupancy costs were $1,483,000 (9.0% of restaurant sales) in the two quarters ended March 30, 2021, down from $1,535,000 (10.6% of restaurant sales) in the same prior year period. The decrease as a percentage of sales was primarily due to the leveraging effect of increased restaurant sales.

Other Operating Costs. Other operating costs for the two quarters ended March 30, 2021, increased $1,152,000 to $7,111,000 (12.7% of restaurant sales) from $5,959,000 (10.5% of restaurant sales) for the two quarters ended March 26, 2019.

Bad Daddy’s other operating costs were $5,509,000 (13.9% of restaurant sales) for the two quarters ended March 30, 2021 up from $4,580,000 (10.9% of restaurant sales) in the same prior year period. The $929,000 increase was primarily due to an increase in commissions paid to delivery service providers in the two quarters ended March 30, 2021 compared to the two quarters ended March 31, 2020. The percentage increase was primarily attributable a significant shift in delivery sales as a percentage of overall sales during the COVID-19 pandemic.

Good Times other operating costs were $1,602,000 (9.8% of restaurant sales) in the two quarters ended March 30, 2021, up from $1,379,000 (9.5% of restaurant sales) in the same prior year period. The increase was primarily attributable to an increase in commissions paid to delivery service providers in the quarter ended March 30, 2021 compared to the quarter ended March 31, 2020.

New Store Preopening Costs. In the two quarters ended March 30, 2021, we incurred $119,000 of preopening costs compared to $961,000 for the two quarters ended March 31,2020. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current two quarters are related to two restaurants that are slated for opening in Q3 and Q4 2021. In the prior-year period, pre-opening costs are primarily attributable to four restaurants: two that opened late during the fourth quarter of fiscal 2019, and two restaurants that opened during the first fiscal quarter of 2020. In addition, the current two quarters includes $49,000 and the prior year two quarters included $100,000 of non-cash operating lease costs associated with two future Bad Daddy’s restaurants. Preopening costs typically occur over a period of approximately five months. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the two quarters ended March 30, 2021 decreased $333,000 to $1,859,000 from $2,192,000 in the two quarters ended March 31, 2020.

Bad Daddy’s depreciation and amortization costs for the two quarters ended March 30, 2021 decreased $290,000 to $1,475,000 from $1,765,000 in the two quarters ended March 31, 2021. This decrease was primarily due to reduced depreciation resulting from asset impairment charges recorded in the second quarter of fiscal 2020.

Good Times depreciation and amortization costs for the two quarters ended March 30, 2021, decreased $42,000 to $384,000 from $427,000 in the two quarters ended March 31, 2020.

General and Administrative Costs. General and administrative costs for the two quarters ended March 30, 2021 increased $951,000 to $4,592,000 (8.1% of total revenue) from $3,641,000 (6.4% of total revenue) for the two quarters ended March 31, 2020.

The $951,000 increase in general and administrative expenses in the quarter ended March 30, 2021 is primarily attributable to:

•	Increase in professional services of $360,000 primarily related to increased legal fees
•	Increase in administrative related payroll and benefit costs of $558,000 primarily related to increased estimated incentive compensation as of quarter-end and excess claims costs on the company’s partially-self-insured health care plan.
•	Increase in costs associated with district management of $47,000 primarily related to increased estimated performance-based bonus provisions
•	Increase in incentive stock compensation costs of $127,000 related to options and restricted stock units granted to our Directors and Chief Executive Officer
•	Increase of $109,000 related to business insurance premiums
•	Decrease of $84,000 related to prior fiscal year beverage contract fees
•	Decrease of $54,000 related to vendor fee income and early pay discounts
•	Increase of $77,000 related to travel and entertainment costs
•	Decrease of $118,000 related to training and recruiting costs
•	Decrease of $50,000 related to preliminary site costs
•	Net decreases in all other expenses of $21,000

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

Advertising Costs. Advertising costs for the two quarters ended March 30, 2021 decreased $37,000 to $1,019,000 (1.8% of total revenue) from $1,056,000 (1.9% of total revenue) for the two quarters ended March 31, 2020.

Bad Daddy’s advertising costs were $353,000 (0.9% of total revenue) in the two quarters ended March 30, 2021 compared to $475,000 (1.1% of total revenue) in the same prior year period. The decrease was primarily attributable to $52,000 in costs incurred in the prior year two quarters related to a local radio advertising campaign in the Charlotte, North Carolina area. The current and prior year two quarters each include advertising costs of $7,000 associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $666,000 (4.0% of total revenue) in the two quarters ended March 30, 2021 compared to $581,000 (3.4% of total revenue) in the same prior year period. The increase is primarily due to increased sales in the current quarter versus the same prior year quarter. The current and prior year quarters include advertising costs of $123,000 and $102,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $17,000 and $8,000 for the two quarters ended March 30, 2021 and March 31, 2020, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain on Restaurant Asset Disposals. The gain on restaurant asset disposals for the two quarters ended March 30, 2021 was $19,000 compared to a gain of $28,000 in the two quarters ended March 31, 2020.

$19,000 of the gain in the current year and $18,000 of the gain in the prior year is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants. The additional gain of $10,000 in the prior year is related to the sale of miscellaneous restaurant equipment.

Impairment Costs: Impairment costs were $0 and $14,359,000 for the two quarters ended March 30, 2021 and March 31, 2020, respectively. $4,359,000 of the costs in the prior year were related to five Bad Daddy’s restaurants’ assets that were impaired and $10,000,000 was attributable to an impairment of goodwill related to our Bad Daddy’s reporting unit.

Income (Loss) from Operations. Income from operations was $2,866,000 in the two quarters ended March 30, 2021 compared to a loss of $14,905,000 in the two quarters ended March 31, 2020.

The change in the income (loss) from operations for the two quarters ended March 30, 2021 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Impairment Costs” sections above.

Net Income (Loss). Net income was $2,688,000 for the two quarters ended March 30, 2021 compared to a net loss of $15,341,000 in the two quarters ended March 31, 2020.

The change from the two quarters ended March 31, 2020 to the two quarters ended March 30, 2021 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Impairment Costs” sections above as well as a decrease in net interest expense of $258,000 for the two quarters ended March 31, 2020 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the two quarters ended March 30, 2021, the income attributable to non-controlling interests was $789,000 compared to $386,000 for the two quarters ended March 31, 2020.

$425,000 of the current two quarters’ income is attributable to the BDI joint-venture restaurants, compared to $245,000 in the same prior year period. This $180,000 increase is primarily due to increased restaurant level profitability in the current two quarters. $364,000 of the current two quarters’ income is attributable to the Good Times joint-venture restaurants, compared to $141,000 in the same prior year period.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the second fiscal quarter and year-to-date:

	Quarter Ended		Year-to-Date
	March 30, 2021 (13 Weeks)	March 31, 2020 (13 Weeks)	March 30, 2021 (26 Weeks)	March 31, 2020 (27 Weeks)
Adjusted EBITDA:
Net loss, as reported	$1,097	$(14,916)	$1,899	$(15,727)
Depreciation and amortization	911	1,103	1,820	2,172
Interest expense, net	80	209	178	436
EBITDA	2,088	(13,604)	3,897	(13,119)
Preopening expense	80	159	119	961
Non-cash stock-based compensation	214	75	276	149
Non-recurring severance costs	-	-	-	41
GAAP rent-cash cash difference	(84)	(144)	(172)	(23)
Gain on disposal of assets	(10)	(9)	(19)	(28)
Asset impairment charge	-	14,359	-	14,359
Adjusted EBITDA	$2,288	$836	$4,101	$2,340

Depreciation and amortization expense have been reduced by amounts attributable to non-controlling interests of $46,000 for each respective quarter and $95,000 for each respective year-to-date period.

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

As of March 30, 2021, we had a working capital deficit of $7,169,000. This includes anticipated PPP principal payments of $8,148 that will be required in the next twelve months if the PPP loans are not forgiven. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened. Although we have two to four weeks to pay many of our vendors, in the first quarter of fiscal 2021 we chose to start paying our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs throughout fiscal 2021. As of March 30, 2021, we had total commitments outstanding of $662,000 related to construction contracts for Bad Daddy’s restaurants currently under development. Additionally, as discussed in the Financing section below, there is uncertainty surrounding the forgiveness of our PPP loans which could significantly affect future cash commitments. We applied for full PPP forgiveness on April 30, 2021. We anticipate these commitments will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

Financing

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $11,000,000 with a maturity date of January 31, 2023 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility). On January 8, 2021, the Cadence Credit Facility was amended to eliminate certain installment payments; reduce the commitment immediately to $11.0 million with reductions to $10.0 million and $8.0 million on March 31, 2021, and July 1, 2021, respectively; revise certain financial covenants; provide a mechanism for a transition from LIBOR to an alternate benchmark rate; and extend the maturity date to January 31, 2023. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of March 30, 2021, all borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. As of March 30, 2021, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

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

As of March 30, 2021, the Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of March 30, 2021, the Company was in compliance with all covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $292,000 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of March 30, 2021, the outstanding balance on borrowings against the facility was $3,500,000. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 30, 2021, the outstanding face value of such letters of credit was $157,500.

Paycheck Protection Program Loans

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BD Colo (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

The Loans are evidenced by individual promissory notes of each of the Borrowers dated April 29, 2020 executed by each Borrower on May 7, 2020 (together, the “Notes”) in favor of the Lender which Notes bear interest at the rate of 1.00% per annum. All or a portion of the Loans may be forgiven by the SBA upon application by the Borrowers accompanied by documentation of expenditures in accordance with SBA requirements under the PPP, which includes employees being kept on the payroll for twenty-four weeks after the date of the Loans and the proceeds of such Loans being used for payroll, rent, mortgage interest or utilities. Congress subsequently passed the PPP Flexibility Act which modified certain provisions of the PPP program, including expanding the original eight-week covered period to a period of twenty-four weeks (the “Covered Period”). The SBA and the Treasury continue to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. The Company continues to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. The Company believes it qualifies for the PPP and is compliant in all aspects with its use of PPP funds, and applied for full forgiveness on April 30, 2021. However, in the absence of definitive guidance or regulations the Company cannot give any assurance that the Loans will be forgivable in whole or in part.

In the event that any portion of the Loans are not forgiven in accordance with the PPP, the Company will be required to pay the Lender monthly payments of principal and interest in an aggregate amount of $489,000 to repay the PPP Loans in full on or before April 29, 2022. The SBA has deferred loan payments to either (1) the date the SBA remits our forgiveness to the lender, or (2) 10 months after the end of the Covered Period, which would be in August 2021. However, as of the date of this report we have not yet received a decision from the SBA regarding forgiveness of our PPP loans or communication regarding the official end date of our deferral period. The Loans may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Notes contain certifications and agreements related to the PPP, as well as customary default and other provisions. We reflect the full principal amount of the PPP loans as debt, accounting for such loans under ASC 470, with current maturities of approximately $8.1 million pursuant to the current payment amortization schedule. We intend to account for the forgiveness of such loans at the time such forgiveness is granted.

Cash Flows

Net cash provided by operating activities was $3,232,000 for the two quarters ended March 30, 2021. The net cash provided by operating activities for the two quarters ended March 30, 2021 was the result of net income of $2,688,000 as well as cash and non-cash reconciling items totaling $544,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $1,938,000, 2) amortization of operating lease assets of $1,660,000, 3) stock-based compensation expense of $276,000, 4) an increase in receivables and other assets of $393,000, 5) a decrease in deferred liabilities and accrued expenses of $237,000, 6) a decrease in accounts payable of $860,000 and 7) a net decrease in amounts related to our operating leases of $1,821,000.

Net cash used in operating activities was $204,000 for the two quarters ended March 31, 2020. The net cash used in operating activities for the two quarters ended March 31, 2020 was the result of a net loss of $15,341,000 as well as cash and non-cash reconciling items totaling $15,137,000 (these reconciling items are comprised of 1) depreciation and amortization of general assets of $2,287,000, 2) amortization of operating lease assets of $2,054,000, 3) stock-based compensation expense of $149,000, 4) impairment costs of 14,359,000 5) an increase in receivables and other assets of $68,000, 6) a decrease in deferred liabilities and accrued expenses of $2,002,000 , 7) a decrease in accounts payable of $144,000 and 8) a net increase in amounts related to our operating leases of $2,002,000.

Net cash used in investing activities for the two quarters ended March 30, 2021 was $1,171,000 which primarily reflects the purchases of property and equipment of $1,184,000. Purchases of property and equipment is comprised of the following:

•	$648,000 in costs for the development of Bad Daddy’s locations

•	$311,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$18,000 in costs related to remodeling of one Good Times location

•	$144,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$63,000 for miscellaneous capital expenditures related to our corporate office

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

Net cash used in financing activities for the two quarters ended March 30, 2021 was $2,311,000, which includes principal payments on notes payable and long-term debt of $2,000,000, proceeds from stock option exercises of $96,000 and distributions to non-controlling interests of $407,000.

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

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2020 were approximately 4.0%, and we raised menu prices approximately 4.5% during the first two quarters of fiscal 2021. The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2020 were approximately 4.0% on average. We raised menu prices during the first two quarters of fiscal 2021 approximately 1.6% on average. Commodity prices have been slightly elevated since the end of fiscal 2020 compared to the first two quarters of fiscal 2020. Due to the impact of the COVID-19 pandemic, availability of certain commodities could be constrained and prices for those commodities could be substantially more volatile than in recent history. Due to these factors, we are not able to predict the impact of inflation on our food and packaging costs for the balance of the year.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales in December, January, February and March.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10Q, the Company’s Chief Executive Officer (its principal executive officer and principal financial officer) has concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)       Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

10.1	Fifth Amendment to Credit Agreement and Waiver, dated January 8, 2021 by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 14, 2021 (File No. 000-18590) and incorporated herein by reference)
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: May 6, 2021

Ryan M. Zink Chief Executive Officer

