Form 10-Q
period 2021-06-29
Good Times Restaurants Inc.
filed 2021-08-10
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 29, 2021

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

As of August 9, 2021 there were 12,829,267 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended June 29, 2021

PART I. - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 29, 2021	September 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,301	$11,454
Receivables, net of allowance for doubtful accounts of $0	377	656
Prepaid expenses and other	488	275
Inventories	1,195	1,093
Notes receivable	-	13
Total current assets	12,361	13,491
PROPERTY AND EQUIPMENT:
Land and building	4,704	4,704
Leasehold improvements	34,435	33,280
Fixtures and equipment	29,936	28,593
Total property and equipment	69,075	66,577
Less accumulated depreciation and amortization	(41,786)	(38,908)
Total net property and equipment	27,289	27,669
OTHER ASSETS:
Operating lease right-of-use assets, net	46,678	49,252
Deposits and other assets	225	209
Trademarks	3,900	3,900
Other intangibles, net	10	22
Goodwill	5,150	5,150
Total other assets	55,963	58,533

TOTAL ASSETS:	$95,613	$99,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$6,242
Accounts payable	2,163	2,581
Deferred income	65	69
Operating lease liabilities, current	4,857	4,689
Other accrued liabilities	6,491	5,055
Total current liabilities	13,576	18,636
LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	-	10,903
Operating lease liabilities, net of current portion	50,698	53,731
Deferred and other liabilities	234	1,440
Total long-term liabilities	50,932	66,074
STOCKHOLDERS’ EQUITY:
Good Times Restaurants Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of 6/29/21 and 9/29/20	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,830,879 and 12,612,852 shares issued and outstanding as of 6/29/21 and 9/29/20, respectively	13	13
Capital contributed in excess of par value	58,953	58,219
Treasury stock-at cost; 43,110 shares	(75)	(75)
Accumulated deficit	(28,934)	(44,467)
Total Good Times Restaurants Inc. stockholders' equity	29,957	13,690

Non-controlling interests	1,148	1,293
Total stockholders’ equity	31,105	14,983

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,613	$99,693

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	June 29, 2021 (13 Weeks)	June 30, 2020 (13 Weeks)	June 29, 2021 (39 Weeks)	June 30, 2020 (40 Weeks)
NET REVENUES:
Restaurant sales	$33,701	$24,190	$89,777	$80,781
Franchise revenues	245	167	657	572
Total net revenues	33,946	24,357	90,434	81,353

RESTAURANT OPERATING COSTS:
Food and packaging costs	9,989	7,046	26,037	24,249
Payroll and other employee benefit costs	11,261	7,397	29,787	29,297
Restaurant occupancy costs	2,183	2,089	6,533	6,739
Other restaurant operating costs	3,730	2,840	10,841	8,799
Preopening costs	301	31	420	992
Depreciation and amortization	938	983	2,797	3,175
Total restaurant operating costs	28,402	20,386	76,415	73,251

General and administrative costs	2,505	1,683	7,097	5,324
Advertising costs	597	515	1,616	1,571
Franchise costs	5	6	22	14
Impairment of goodwill	-	-	-	10,000
Impairment of long-lived assets	-	932	-	5,291
Gain on restaurant asset sale	(9)	(8)	(28)	(36)

INCOME (LOSS) FROM OPERATIONS:	2,446	843	5,312	(14,062)

Other income (expense):
Interest expense, net	(66)	(202)	(244)	(638)
Gain on debt extinguishment	11,778	-	11,778	-
Total other income (expense), net	11,712	(202)	11,534	(638)

NET INCOME (LOSS):	$14,158	$641	$16,846	$(14,700)
Income attributable to non-controlling interests	(524)	(352)	(1,313)	(738)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,634	$289	$15,533	$(15,438)

NET INCOME (LOSS) PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$1.07	$0.02	$1.22	$(1.23)
Diluted	$1.04	$0.02	$1.21	$(1.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,787,390	12,591,079	12,689,587	12,593,137
Diluted	13,076,635	12,696,028	12,793,915	12,593,137

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Year-to-Date June 29, 2021

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 29, 2020	43,110	$(75)	12,612,852	$13	$58,219	$1,293	$(44,467)	$14,983

Stock-based compensation cost	-	-	-	-	61	-	-	61
Restricted stock unit vesting	-	-	16,548	-	-	-	-	-
Stock option exercise	-	-	7,984	-	13	-	-	13
Non-controlling interests:
Income	-	-	-	-	-	363	-	363
Distributions	-	-	-	-	-	(319)	-	(319)
Net Income attributable to common shareholders and comprehensive loss	-	-	-	-	-	-	802	802

BALANCES, December 29, 2020	43,110	$(75)	12,637,384	$13	$58,293	$1,337	$(43,665)	$15,903

Stock-based compensation cost	-	-	-	-	215	-	-	215
Common stock granted	-	-	12,948	-	-	-	-	-
Performance shares granted	-	-	10,000	-	-	-	-	-
Stock option exercise	-	-	35,346	-	83	-	-	83
Non-controlling interests:
Income	-	-	-	-	-	426	-	426
Distributions	-	-	-	-	-	(536)	-	(536)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	1,097	1,097

BALANCES, March 30, 2021	43,110	$(75)	12,695,678	$13	$58,591	$1,227	$(42,568)	$17,188

Stock-based compensation cost	-	-	-	-	51	-	-	51
Stock option exercises	-	-	126,918	-	311	-	-	311
Restricted stock unit vesting	-	-	8,283	-	-	-	-	-
Non-controlling interests:
Income	-	-	-	-	-	524	-	524
Contributions	-	-	-	-	-	14	-	14
Distributions	-	-	-	-	-	(617)	-	(617)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	13,634	13,634

BALANCES, June 29, 2021	43,110	$(75)	12,830,879	$13	$58,953	$1,148	$(28,934)	$31,105

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

Year-to-Date June 30, 2020

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2019	-	$-	12,541,082	$13	$57,936	$1,522	$(30,551)	$28,920

Stock-based compensation cost	-	-	-	-	74	-	-	74
Restricted stock unit vesting	-	-	76,643	-	-	-	-	-
Stock option exercise	-	-	2,413	-	-	-	-	-
Non-controlling interests:
Treasury shares purchased	43,110	(75)	(43,110)	-	-	-	-	(75)
Income	-	-	-	-	-	212	-	212
Contributions	-	-	-	-	-	22	-	22
Distributions	-	-	-	-	-	(291)	-	(291)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(811)	(811)

BALANCES, December 31, 2019	43,110	(75)	12,577,028	13	58,010	1,465	(31,362)	28,051

Stock-based compensation cost	-	-	-	-	75	-	-	75
Restricted stock unit vesting	-	-	14,000	-	-	-	-	-
Non-controlling interests:
Income	-	-	-	-	-	174	-	174
Distributions	-	-	-	-	-	(95)	-	(95)
Net Loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(14,916)	(14,916)

BALANCES, March 31, 2020	43,110	(75)	12,591,028	$13	$58,085	$1,544	$(46,278)	$13,289

Stock-based compensation cost	-	-	-	-	74	-	-	74
Restricted stock unit vesting	-	-	4,626	-	-	-	-	-
Non-controlling interests:
Income	-	-	-	-	-	352	-	352
Distributions	-	-	-	-	-	(494)	-	(494)
Net Income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	289	289

BALANCES, June 30, 2020	43,110	(75)	12,595,654	$13	$58,159	$1,402	$(45,989)	$13,510

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date
	June 29, 2021 (39 Weeks)	June 30, 2020 (40 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,846	$(14,700)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,920	3,313
Amortization of operating lease assets	2,631	3,100
Impairment of goodwill	-	10,000
Impairment of long-lived assets	-	5,291
Stock-based compensation expense	327	223
Gain on loan extinguishment	(11,778)	-
Recognition of deferred gain on sale of restaurant building	(28)	(36)
Changes in operating assets and liabilities:
Receivables and other	280	443
Inventories	(102)	41
Deposits and other	(260)	(986)
Accounts payable	(820)	47
Operating lease liabilities	(2,922)	(2,730)
Deferred liabilities	(4)	-
Accrued and other liabilities	296	382
Net cash provided by operating activities	7,386	4,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,098)	(2,294)
Payments for the purchase of treasury stock	-	(75)
Proceeds from the sale of fixed assets	-	55
Payments received from franchisees and others	13	9
Net cash used in investing activities	(2,085)	(2,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes payable and long-term debt	-	16,945
Principal payments on notes payable and long-term debt	(5,500)	(8,250)
Proceeds from stock option exercise	407	-
Contributions from non-controlling interests	14	22
Distributions to non-controlling interests	(1,375)	(880)
Net cash (used in) provided by financing activities	(6,454)	7,837

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,153)	9,920

CASH AND CASH EQUIVALENTS, beginning of period	11,454	2,745

CASH AND CASH EQUIVALENTS, end of period	$10,301	$12,665

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$33	$625
Change in accounts payable attributable to the purchase of property and equipment	$500	$(805)

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

BDC was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of June 29, 2021, operates thirty-three Company-owned and five joint-venture full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in Colorado and in the Southeast region of the United States, franchises one restaurant in South Carolina, and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of June 29, 2021, operates seventeen Company-owned and seven joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 29, 2021 and the results of its operations and its cash flows for the three fiscal quarters ended June 29, 2021 and June 30, 2020. Operating results for the three fiscal quarters ended June 29, 2021 are not necessarily indicative of the results that may be expected for the year ending September 28, 2021. The condensed consolidated balance sheet as of September 29, 2020 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 29, 2020.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The third fiscal quarters ended June 29, 2021 and June 30, 2020 each consisted of 13 weeks and the year-to-date periods ended June 29, 2021 and June 30, 2020 consisted of 39 and 40 weeks, respectively.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the funds. The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the Advertising Funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $205,000 and $176,000 for the three fiscal quarters ended June 29, 2021 and June 30, 2020, respectively.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income (loss). Notable reclassifications include the recategorization of paper goods costs from other restaurant operating costs to food and packaging costs for the Bad Daddy’s operating segment, and payroll and related expenses attributable to managers-in-training from general and administrative costs to payroll and other employee benefit costs.

COVID-19

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the three fiscal quarters ended June 29, 2021 and June 30, 2020.

During portions of the month of March 2020 through late May 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Although our dining rooms were re-opened in early June 2020, all continued to operate at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that were either mandated by the same government orders or followed our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers, until May 2021.

During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms once again closed by government orders. In early January 2021, we re-opened these dining rooms, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open, at reduced capacity, during this time. Presently, all of our Bad Daddy’s restaurants are allowed to operate at full capacity.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business, including the recent acceleration of the spread of the Delta variant of COVID-19; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths. Furthermore, although certain available vaccines may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations or variants of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict the number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic, including recent industry-wide labor shortages, the impact and duration of which are uncertain, could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

We took extraordinary actions to increase our liquidity in response to COVID-19 during fiscal 2020, including temporarily reducing employee pay, reductions in workforce, and obtaining Paycheck Protection Program (the “PPP”) loans. The PPP is sponsored by the Small Business Administration (the “SBA”). The PPP is part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We have since significantly increased employment levels and restored pay to employees. Although we currently have a meaningful cash balance and generated significant cash flow from operations during the first three quarters of fiscal 2021, we currently intend to use a significant portion of this cash balance to repurchase Company stock by means of a tender offer. While we believe that we will continue to have adequate working capital to meet our current needs after the tender offer, should business decline significantly as a result of the pandemic or otherwise, we would not likely choose to, and we may not be able to, take some of the same actions as we took during fiscal 2020 to increase our liquidity as they would negatively impact the long-term performance of the business, and because there is no assurance that funds such as the PPP loans will be made available to us in the future. Furthermore, the COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts.

We applied for full forgiveness of our PPP loans, including those of our subsidiaries, on April 30, 2020 and received confirmation of full forgiveness of all such loans during June 2021.

Note 2.Recent Accounting Pronouncements

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

Note 3. Revenue

Revenue Recognition

Revenues consist primarily of sales from restaurant operations and franchise revenue, which includes franchisee contributions to Advertising Funds. Revenues associated with gift card breakage are immaterial to our financials. The Company recognizes revenue, pursuant to the new and updated standards, when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

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

Note 4.Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 29, 2021 and September 29, 2020 (in thousands):

	June 29, 2021			September 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$50	$(40)	$10	$50	$(28)	$22
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,950	$(40)	$3,910	$3,950	$(28)	$3,922

Goodwill	$5,150	$-	$5,150	$5,150	$-	$5,150

The Company had no goodwill impairment losses in the year-to-date period ended June 29, 2021. The Company recorded a $10,000,000 impairment to goodwill in the second fiscal quarter of 2020 related to its Bad Daddy’s reporting unit. The aggregate amortization expense related to these intangible assets subject to amortization was $12,000 for the three fiscal quarters ended June 29, 2021. The estimated aggregate future amortization expense as of June 29, 2021 is $10,000, including $4,000 in the remainder of fiscal 2021 and $6,000 during fiscal 2022.

Note 5.Stock-Based Compensation

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

Our net income (loss) for the three quarters ended June 29, 2021 and June 30, 2020 includes $327,000 and $223,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option Awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the three quarters ended June 29, 2021. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the three quarters ended June 29, 2021, the Company granted 90,000 incentive stock options to its Chief Executive Officer, from available shares under its 2018 Plan, with an exercise price of $2.33 per share and a per share weighted average fair value of $1.22. These options were granted pursuant to the Chief Executive Officer’s Second Amended and Restated Employment Agreement dated December 24, 2020. These options became fully vested on April 6, 2021 pursuant to the terms of the employment agreement and related stock option grant agreement.

During the three quarters ended June 30, 2020, there were no incentive stock options granted.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Three Quarters Ended June 29, 2021 Incentive and Non-Qualified Stock Options

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

The following table summarizes stock option activity for the three quarters ended June 29, 2021 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (Yrs.)

Outstanding at beginning of year	630,268	$3.56
Options granted	90,000	$2.33
Options exercised	(170,248)	$2.39
Forfeited	(14,309)	$3.76
Expired	(20,629)	$1.56
Outstanding June 29, 2021	515,082	$3.81	5.7
Exercisable June 29, 2021	421,862	$3.73	5.4

As of June 29, 2021, the aggregate intrinsic value of the outstanding and exercisable options was $358,000 and $331,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of June 29, 2021, the total remaining unrecognized compensation cost related to non-vested stock options was $110,000 and is expected to be recognized over a weighted average period of approximately 1.5 years.

There were 170,248 stock options exercised during the three quarters ended June 29, 2021 with proceeds of approximately $407,000. There were 15,646 stock options exercised that resulted in an issuance of 2,413 shares during the three quarters ended June 30, 2020 with no proceeds in conjunction with the termination of the Company’s CEO pursuant to a severance and separation agreement.

Common Stock and Performance Share Grants

During the three quarters ended June 29, 2021, the Company granted its Directors 12,948 shares of common stock and its Chief Executive Officer 10,000 performance shares from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $2.78 and $2.77, respectively, which is equal to the closing price of the stock on the date of grants. The performance shares granted to the Chief Executive Officer became fully vested on April 6, 2021 pursuant to the vesting provisions set forth in the grant notice.

No common stock or performance shares were granted during the three quarters ended June 30, 2020.

Restricted Stock Units

No restricted stock units were granted during the three quarters ended June 29, 2021.

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

A summary of the status of non-vested restricted stock as of June 29, 2021 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	92,604	$1.54 to $3.95
Vested	(26,894)	$2.52 to $3.95
Forfeited	(1,935)	$2.30 to $2.68
Non-vested shares at June 29, 2021	63,775	$1.54 to $3.95

As of June 29, 2021, there was $60,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 0.4 years.

Note 6.Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	June 29, 2021	June 30, 2020

Accrued salaries and wages	$1,201	$557
Accrued incentive compensation	1,295	885
Sales taxes payable	773	712
Accrued paid time off	520	443
Property taxes payable	357	324
Accrued other	2,345	2,134
	$6,491	$5,055

Note 7.Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $11,000,000 with a maturity date of January 31, 2023 (the “Cadence Credit Facility”). On February 21, 2019, the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility). On January 8, 2021, the Cadence Credit Facility was amended to eliminate certain installment payments; reduce the commitment immediately to $11.0 million with reductions to $10.0 million and $8.0 million on March 31, 2021, and July 1, 2021, respectively; revise certain financial covenants; provide a mechanism for a transition from LIBOR to an alternate benchmark rate; and extend the maturity date to January 31, 2023. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of June 29, 2021, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. During the three fiscal quarters ended June 29, 2021, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

As of June 29, 2021, the Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of June 29, 2021, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of June 29, 2021, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of June 29, 2021, the outstanding face value of such letters of credit was $157,500.

Paycheck Protection Program Loans

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BDC (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

In June 2021, the SBA approved forgiveness in full of the Company’s Loan as well as the Loans of the Company’s subsidiaries, including accrued interest, in the aggregate amount of $11,778,226, which was recognized as gain on debt extinguishment in the fiscal quarter ended June 29, 2021. The principal and accrued interest balance on each of these Loans is now zero, as of the forgiveness date specific to each of the Company’s and its subsidiaries’ Loans.

Note 8.Net Income (Loss) per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020

Weighted-average shares outstanding basic	12,787,390	12,591,079	12,689,587	12,593,137
Effect of potentially dilutive securities:
Stock options	225,471	-	40,553	-
Restricted stock units	63,774	104,949	63,774	-
Weighted-average shares outstanding diluted	13,076,635	12,696,028	12,793,915	12,593,137
Excluded from diluted weighted-average shares outstanding:
Antidilutive	289,611	632,976	474,528	737,925

Note 9.Contingent Liabilities and Liquidity

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

As previously disclosed in the Company’s Form 10-K for the fiscal year ended September 29, 2020, the Company is the defendant party to a lawsuit filed by White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc, arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru division to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court and Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. As of June 30, 2021, the parties have completed fact discovery. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. The Company opposes this motion on various grounds and will continue to vigorously pursue a full defense of this matter on the merits. While we believe the amended complaint is without merit, if the plaintiffs are successful, it could have a material impact to the Company.

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

Note 10.Leases

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

Components of operating lease costs were as follows for the fiscal quarters ended:

Lease cost	Classification	June 29, 2021	June 30, 2020
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,693	$1,665
Variable lease cost	Occupancy	20	20
Sublease income	Occupancy	(136)	(135)
		$1,577	$1,550

Components of operating lease costs were as follows for the three fiscal quarters ended:

Lease cost	Classification	June 29, 2021	June 30, 2020
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$5,220	$5,436
Variable lease cost	Occupancy	61	60
Sublease income	Occupancy	(400)	(365)
		$4,881	$5,131

Weighted average lease term and discount rate were as follows as of:

	June 29, 2021	June 30, 2020
Weighted average remaining lease term (in years)	9.8	10.6

Weighted average discount rate	5.0%	5.0%

Supplemental cash flow disclosures for the three fiscal quarters ended:

	June 29, 2021	June 30, 2020
Cash paid for operating lease liabilities	$5,168	$5,125

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$57	$3,077

Supplemental balance sheet disclosures:

		June 29, 2021	September 29, 2020
Right-of-use assets	Operating lease assets	$46,678	$49,252

Current lease liabilities	Operating lease liability	$4,857	$4,689
Non-current lease liabilities	Operating lease liability, less current portion	50,698	53,731
Total lease liabilities		$55,555	$58,420

Future minimum rent payments for our operating leases for each of the next five years as of June 29, 2021 are as follows:

Fiscal year ending:	Total
Remainder of 2021	$2,064
2022	7,559
2023	7,608
2024	7,462
2025	7,565
Thereafter	39,111
Total minimum lease payments	71,369
Less: imputed interest	(15,814)
Present value of lease liabilities	$55,555

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

Note 11.Impairment of Long-Lived Assets and Goodwill

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

There were no impairments in the three fiscal quarters ending June 29, 2021.

Given the results of our analyses at March 31, 2020 and June 30, 2020, we identified six restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets.

The restaurants are all Bad Daddy’s restaurants, two each in North Carolina and Colorado, and one each in Tennessee and Georgia. We recorded non-cash charges of $5,291,000 related to the impairment of these restaurants during the three quarters ending June 29, 2020.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of June 29, 2021 and June 30, 2020.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of June 29, 2021, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,054,000 of goodwill attributable to its Bad Daddy’s reporting unit.

No goodwill impairment charges were recognized during the three quarters ended June 29, 2021.

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

Changes in the carrying amount of goodwill for the three fiscal quarters ended June 30, 2020 are as follows (in thousands):

Total Goodwill
Balance as of September 24, 2019	$15,150
Impairment of Goodwill	(10,000)
Balance as of June 30, 2020	5,150

Note 12.Income Taxes

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

Although the Company had net income during the three fiscal quarters ended June 29, 2021, we have significant net operating loss carryforwards from prior years and incurred additional net operating losses during the three quarters ended June 30, 2020. Full valuation allowances were made to reduce any deferred tax assets incurred to zero; therefore, no income tax provision or benefit was recognized for the quarters ended June 29, 2021 and June 30, 2020 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2018 through 2021. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 29, 2021.

Note 13.Non-controlling Interests

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

The following table summarizes the activity in non-controlling interests during the three quarters ended June 29, 2021 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 29, 2020	$1,023	$270	$1,293
Income	688	625	1,313
Contributions	14	-	14
Distributions	(805)	(667)	(1,472)
Balance at June 29, 2021	$920	$228	$1,148

Our non-controlling interests consist of one joint-venture partnership involving seven Good Times restaurants and five joint-venture partnerships involving five Bad Daddy’s restaurants.

Note 14.Subsequent Events

None.

Note 15.Segment Reporting

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	June 29, 2021 (13 Weeks)	June 30, 2020 (13 Weeks)	June 29, 2021 (39 Weeks)	June 30, 2020 (40 Weeks)
Revenues
Bad Daddy’s	$24,481	$14,928	$64,263	$57,199
Good Times	9,465	9,429	26,171	24,154
	$33,946	$24,357	$90,434	$81,353
Income (loss) from operations
Bad Daddy’s	$1,441	$(906)	$2,759	$(15,906)
Good Times	830	1,827	2,655	2,036
Corporate	175	(78)	(102)	(192)
	$2,446	$843	$5,312	$(14,062)
Capital expenditures
Bad Daddy’s	$661	$330	$1,622	$2,171
Good Times	110	3	272	90
Corporate	141	7	204	33
	$912	$340	$2,098	$2,294

	June 29, 2021	September 29, 2020
Property and equipment, net
Bad Daddy’s	$23,414	$23,586
Good Times	3,583	3,874
Corporate	292	209
	$27,289	$27,669

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers' compensation or energy; our ability to adequately staff our restaurants; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market and other risks, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2020, and Part II, Item 1A, “Risk Factors,” of this Form 10-Q below.

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

COVID-19.

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the three fiscal quarters ended June 29, 2021 and June 30, 2020.

During portions of the month of March 2020 through late May 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Although our dining rooms were re-opened in early June 2020, all continued to operate at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that were either mandated by the same government orders or followed our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers, until May 2021.

During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms once again closed by government orders. In early January 2021, we re-opened these dining rooms, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open, at reduced capacity, during this time.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business, including the recent acceleration of the spread of the Delta variant of COVID-19; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths. Furthermore, although certain available vaccines may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations or variants of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict the number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic, including recent industry-wide labor shortages, the impact and duration of which are uncertain, could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

Growth Strategies and Outlook.

We believe there are significant opportunities to grow customer traffic and increase awareness of our brands. Prior to the COVID-19 pandemic, we reduced our development profile as we sought to improve our financial position, and while we believe there are unit growth opportunities for both of our concepts, we are evaluating that in-line with the impact of the pandemic on the restaurant industry. We opened one Bad Daddy’s restaurant during the third fiscal quarter and expect to open one additional Bad Daddy’s restaurant during the final fiscal quarter of fiscal 2021.

Restaurant locations.

As of June 29, 2021, we operated, franchised or licensed a total of forty Bad Daddy’s restaurants and thirty-two Good Times restaurants. The following table presents the number of restaurants operating at the end of the third fiscal quarters of 2021 and 2020.

Company-Owned/Co-Developed/Joint-Venture:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Alabama	1	1	-	-	1	1
Colorado	12	12	24	25	36	37
Georgia	5	4	-	-	5	4
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	3	3	-	-	3	3
Tennessee	2	2	-	-	2	2
Total	38	37	24	25	62	62

Franchise/License:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Colorado	-	-	6	6	6	6
North Carolina	1	1	-	-	1	1
South Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	2	2	8	8	10	10

Results of Operations

Fiscal quarter ended June 29, 2021 compared to fiscal quarter ended June 30, 2020:

Net Revenues. Net revenues for the quarter ended June 29, 2021 increased $9,589,000 or 39.4% to $33,946,000 from $24,357,000 for the quarter ended June 30, 2020. Bad Daddy’s concept revenues increased $9,554,000 while our Good Times concept revenues increased $35,000.

Bad Daddy’s restaurant sales increased $9,493,000 to $24,408,000 for the quarter ended June 29, 2021 from $14,915,000 for the quarter ended June 30, 2020. This includes sales from delivery vendors of $4,150,000 for the quarter ended June 29, 2021, an increase of $51,000 from $4,099,000 during the quarter ended June 30, 2020. Comparatively, sales were positively impacted in the current quarter due to the effect of COVID-19 closures and restrictions during the prior-year quarter. During April and May 2020 all dining rooms were closed due to the COVID-19 pandemic. Most restaurants were reopened in June 2020 but with capacity restrictions. Sales were also positively impacted by the opening of one new restaurant in June 2021. The average menu price increase for the quarter ended June 29, 2021 over the same prior-year quarter was approximately 3.2%.

Additionally, net revenues were increased by $61,000 in increased franchise royalties and license fees compared to the prior-year quarter primarily due to COVID-19 related capacity restrictions and reduced customer traffic at our airport licensee location during the prior-year quarter. Franchise revenues in the current and prior year quarters include franchisee advertising contributions of $4,000 and $3,000, respectively.

Good Times restaurant sales increased $18,000 to $9,293,000 for the quarter ended June 29, 2021 from $9,275,000 for the quarter ended June 30, 2020. The average menu price increase for the quarter ended June 29, 2021 over the same prior-year quarter was approximately 4.5%. Franchise revenues increased $17,000 for the quarter ended June 29, 2021, compared to the same prior year period. Franchise revenues for the current and prior year quarters include franchisee advertising contributions of $71,000 and $64,000, respectively.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all units open for at least eighteen full fiscal months, and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store sales for Company-owned restaurants increased 61.4% during the quarter ended June 29, 2021 compared to the same thirteen-week period ended June 30, 2020 in the prior-year quarter, substantially driven by COVID-19 related capacity restrictions and dining room closures during the prior-year quarter. There were thirty-six restaurants included in the same store sales base at the end of the quarter.

Good Times same store sales for Company-owned restaurants increased 2.9% during the quarter ended June 29, 2021 compared to the same thirteen-week period ended June 30, 2020 in the prior-year quarter. There were twenty-four restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended June 29, 2021 increased $2,943,000 to $9,989,000 (29.6% of restaurant sales) from $7,046,000 (29.1% of restaurant sales) for the quarter ended June 30, 2020.

Bad Daddy’s food and packaging costs were $7,257,000 (29.7% of restaurant sales) for the quarter ended June 29, 2021, up from $4,254,000 (28.5% of restaurant sales) for the quarter ended June 30, 2020. The increase as a percent of sales is attributable to menu mix shift from a limited menu during the ongoing COVID-19 pandemic in the prior-year quarter and improved cost on soft beverages during this time because refills were not available on off-premise sales.

Good Times food and packaging costs were $2,732,000 (29.4% of restaurant sales) for the quarter ended June 29, 2021, down from $2,792,000 (30.1% of restaurant sales) for the quarter ended June 30, 2020. This decrease is primarily attributable to is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended June 29, 2021 increased $3,864,000 to $11,261,000 (33.4% of restaurant sales) from $7,397,000 (30.6% of restaurant sales) for the quarter ended June 30, 2020.

Bad Daddy’s payroll and other employee benefit costs were $8,381,000 (34.3% of restaurant sales) for the quarter ended June 29, 2021, up from $4,788,000 (32.1% of restaurant sales) in the same prior year period. The $3,593,000 increase is primarily attributable to higher current-year staffing levels associated with higher restaurant sales compared to the prior-year quarter. The increase as a percent of sales is primarily attributable to staffing reductions associated with the closure of our dining rooms during the prior-year quarter as well as higher average pay rates for hourly employees in the current quarter. The average wage paid to our employees increased approximately 2.9% in the quarter ended June 29, 2021 compared to the same prior year period.

Good Times payroll and other employee benefit costs were $2,880,000 (31.0% of restaurant sales) in the quarter ended June 29, 2021, up from $2,609,000 (28.1% of restaurant sales) in the same prior-year period. The increase as a percent of sales is primarily attributable to higher average pay rates for hourly employees due to employment market challenges. The average wage paid to our employees increased approximately 10.2% in the quarter ended June 29, 2021 compared to the same prior year period.

Occupancy Costs. Occupancy costs for the quarter ended June 29, 2021 increased $94,000 to $2,183,000 (6.5% of restaurant sales) from $2,089,000 (8.6% of restaurant sales) for the quarter ended June 30, 2020.

Bad Daddy’s occupancy costs were $1,485,000 (6.1% of restaurant sales) for the quarter ended June 29, 2021, consistent with $1,486,000 (10.0% of restaurant sales) in the same prior year period. The decrease as a percentage of sales was primarily due to the leveraging effect of increased restaurant sales.

Good Times occupancy costs were $698,000 (7.5% of restaurant sales) in the quarter ended June 29, 2021, up slightly from $603,000 (6.5% of restaurant sales) in the same prior year period. The increase was primarily attributable to rent abatements in the prior-year quarter of approximately $69,000 granted by various landlords due to the COVID-19 pandemic.

Other Operating Costs. Other operating costs for the quarter ended June 29, 2021 increased $890,000 to $3,730,000 (11.1% of restaurant sales) from $2,840,000 (11.7% of restaurant sales) for the quarter ended June 30, 2020.

Bad Daddy’s other operating costs were $2,939,000 (12.0% of restaurant sales) for the quarter ended June 29, 2021 up from $2,095,000 (14.1% of restaurant sales) in the same prior year period. The $844,000 increase was primarily due to increased bank fees due to increased transaction volume in the quarter ended June 29, 2021 compared to the quarter ended June 30, 2020, as well as increased repair & maintenance costs. The percentage decrease was primarily attributable to the leveraging effect of increased sales volumes in the quarter ended June 29, 2021 compared to the prior-year quarter.

Good Times other operating costs were $791,000 (8.5% of restaurant sales) in the quarter ended June 29, 2021, up slightly from $745,000 (8.0% of restaurant sales) in the same prior year period.

New Store Preopening Costs. In the quarter ended June 29, 2021, we incurred $301,000 of preopening costs compared to $31,000 for the quarter ended June 30, 2020. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are related to one restaurant that opened in June 2021 and one that is slated for opening in September 2021. In the prior-year period, pre-opening costs were primarily attributable to $24,000 of non-cash operating lease costs associated with these same two future Bad Daddy’s restaurants. Preopening costs typically occur over a period of approximately five months although as a result of the pandemic we incurred pre-opening costs for an extended period of time associated with these two Bad Daddy’s restaurants. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location, though these amounts may not accurately reflect preopening costs to be incurred with these two locations.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended June 29, 2021, decreased $45,000 to $938,000 from $983,000 in the quarter ended June 30, 2020.

Bad Daddy’s depreciation and amortization costs for the quarter ended June 29, 2021 decreased $29,000 to $741,000 from $770,000 in the quarter ended June 30, 2020.

Good Times depreciation and amortization costs for the quarter ended June 29, 2021 decreased $16,000 to $197,000 from $213,000 in the quarter ended June 30, 2020.

General and Administrative Costs. General and administrative costs for the quarter ended June 29, 2021, increased $822,000 to $2,505,000 (7.4% of total revenue) from $1,683,000 (6.9% of total revenues) for the quarter ended June 30, 2020.

The $822,000 increase in general and administrative expenses in the quarter ended June 29, 2021 is primarily attributable to:

•	Increase in professional services of $542,000, primarily related to increased legal expenses
•	Increase in costs associated with district management of $114,000 primarily related to increased estimated performance-based bonus provisions and travel expenses

•	Decrease in incentive stock compensation costs of $24,000
•	Increase of $55,000 related to business insurance premiums
•	Decrease of $23,000 related to prior fiscal year beverage consultant fees
•	Increase of $52,000 related to training and recruiting costs
•	Increase of $52,000 related to payroll processing fees associated with a vendor transition
•	Increase of $34,000 related to computer and technology costs
•	Net increases in all other expenses of $20,000

For the balance of the fiscal year, we expect general and administrative costs to continue to increase from fiscal 2020 due to increased insurance and health costs, and as we make investments in new human resource and financial management systems.

Advertising Costs. Advertising costs for the quarter ended June 29, 2021 were $597,000 (1.8% of total revenue), up from $515,000 (2.1% of total revenue) for the quarter ended June 30, 2020.

Bad Daddy’s advertising costs were $222,000 (0.9% of total revenue) in the quarter ended June 30, 2021 compared to $142,000 (1.1% of total revenue) in the same prior year period. The increase was primarily attributable to lower sales in the prior-year quarter. The current and prior year quarters include advertising costs of $4,000 and $3,000, respectively, associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the Advertising Fund based on a percentage of restaurant sales as well as local store marketing efforts. Advertising Fund expenditures consist primarily of digital and social media as well as point-of-purchase marketing and merchandising materials.

Good Times advertising costs were $375,000 (4.0% of total revenue) in the quarter ended June 29, 2021 compared to $373,000 (4.0% of total revenue) in the same prior year period. The current and prior year quarters include advertising costs of $71,000 and $64,000, respectively, of costs associated with franchise advertising contributions.

Good Times advertising costs consists primarily of contributions made to the Advertising Fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide television and radio advertising, social media and on-site and point-of-purchase. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues. As a percentage of total revenue, we expect advertising costs to remain relatively stable, at approximately 4.0% of total revenue for the Good Times segment.

Franchise Costs. Franchise costs were $5,000 and $6,000 for the quarters ended June 29, 2021 and June 30, 2020, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain on Restaurant Asset Sale. The gain on restaurant asset disposals for the quarters ended June 29, 2021 and June 30, 2020 were $9,000 and $8,000, respectively.

The gain in both years is related to deferred gains on previous sale lease-back transactions on two Good Times restaurants.

Impairment Costs. Impairment costs were $0 and $932,000 for the quarters ended June 29, 2021 and June 30, 2020, respectively. The costs in the prior-year quarter are related to one Bad Daddy’s restaurants’ assets that were impaired.

Income from Operations. Income from operations was $2,446,000 in the quarter ended June 29, 2021 compared to $843,000 in the quarter ended June 30, 2020.

The change in the income from operations for the quarter ended June 29, 2021 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs”, “Advertising Costs” and “Impairment Costs” sections above.

Gain on Debt Extinguishment. The gain on debt extinguishment for the quarters ended June 29, 2021 and June 30, 2020 were $11,778,000 and $0, respectively. The gain in the current year is related to forgiveness of PPP loans by the SBA. The breakdown of the forgiveness amount by operating segment is as follows:

Bad Daddy’s	$8,963
Good Times	2,269
Corporate	546
$11,778

Net Income. Net income was $14,158,000 and $641,000 for the quarters ended June 29, 2021 and June 30, 2020, respectively.

The change from the quarter ended June 29, 2021 to the quarter ended June 30, 2020 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs", “Advertising Costs” and “Impairment Costs” sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended June 29, 2021, the income attributable to non-controlling interests was $524,000 compared to $352,000 for the quarter ended June 30, 2020.

$263,000 of the current quarter’s income is attributable to the BDI joint-venture restaurants, compared to $74,000 in the same prior year period. This $189,000 increase is primarily due to increased restaurant level profitability in the current fiscal quarter. $261,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $278,000 in the same prior year period.

Fiscal three quarters ended June 29, 2021 compared to fiscal three quarters ended June 30, 2020:

Net Revenues. Net revenues for the three quarters ended June 29, 2021 increased $9,081,000 or 11.2% to $90,434,000 from $81,353,000 for the three quarters ended June 30, 2020. Bad Daddy’s concept revenues increased $7,064,000 while our Good Times concept revenues increased $2,017,000.

Bad Daddy’s restaurant sales increased $7,054,000 to $64,082,000 for the three quarters ended June 29, 2021 from $57,028,000 for the three quarters ended June 30, 2020. This includes sales from delivery vendors of $12,485,000 for the three quarters ended June 29, 2021, an increase of $5,900,000 from $6,585,000 during the three quarters ended June 30, 2020. The increase in sales is primarily due to the negative impact of our dining room closures due to the COVID-19 pandemic in the prior fiscal year and the opening of one new restaurant in June 2021, partially offset by the positive impact of the 53rd week of the prior fiscal year. We estimate the impact of the extra week of sales to be approximately $2,015,000. The average menu price increase for the three quarters ended June 30, 2020 over the same prior-year three quarters was approximately 3.9%. Franchise revenues increased $10,000 for the three quarters ended June 29, 2021, compared to the same prior year period. Franchise revenues for the current and prior year periods include franchisee advertising contributions of $11,000 and $9,000, respectively.

Good Times restaurant sales increased $1,942,000 to $25,695,000 for the three quarters ended June 29, 2021 from $23,753,000 for the three quarters ended June 30, 2020. The average menu price increase for the three quarters ended June 30, 2020 over the same prior-year three quarters was approximately 4.5%. Franchise revenues increased $75,000 for the three quarters ended June 29, 2021, compared to the same prior year period. Franchise revenues for the current and prior year periods include franchisee advertising contributions of $194,000 and $167,000, respectively.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all units open for at least eighteen full fiscal months, and use the comparable operating weeks from the prior year quarters to the current year quarters’ operating weeks.

Bad Daddy’s same store sales for Company-owned restaurants increased 16.4% during the three quarters ended June 29, 2021 compared to the same prior-year three quarters. There were thirty-six restaurants included in the same store sales base at the end of the quarter.

Good Times same store sales for Company-owned restaurants increased 22.5% during the three quarters ended June 29, 2021 compared to the same prior-year three quarters. There were twenty-four restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the three quarters ended June 29, 2021 increased $1,788,000 to $26,037,000 (29.0% of restaurant sales) from $24,249,000 (30.0% of restaurant sales) for the three quarters ended June 30, 2020.

Bad Daddy’s food and packaging costs were $18,494,000 (28.9% of restaurant sales) for the three quarters ended June 29, 2021, up from $16,981,000 (29.8% of restaurant sales) for the three quarters ended June 30, 2020. This decrease as a percent of sales is attributable to increased pricing charged on sales through third-party delivery services, typically at a 10% to 20% premium to purchases made in-store or through our online ordering system.

Good Times food and packaging costs were $7,543,000 (29.4% of restaurant sales) for the three quarters ended June 29, 2021, up from $7,268,000 (30.6% of restaurant sales) for the three quarters ended June 30, 2020. This decrease as a percent of sales is due primarily to the impact of higher menu pricing and menu engineering, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the three quarters ended June 29, 2021 increased $490,000 to $29,787,000 (29.0% of restaurant sales) from $29,297,000 (36.3% of restaurant sales) for the three quarters ended June 30, 2020.

Bad Daddy’s payroll and other employee benefit costs were $21,644,000 (33.8% of restaurant sales) for the three quarters ended June 29, 2021, up from $21,188,000 (37.2% of restaurant sales) in the same prior year period. The $456,000 increase is primarily attributable to increased restaurant sales during the three quarters ended June 29, 2021 as compared to the same prior year period, partially offset by the additional week of operations in the prior year year period. The decrease as a percent of sales is primarily attributable to staffing reductions associated with the closure of our Colorado dining rooms from late November 2020 through early January 2021, offset by pay rate increases for hourly employees in the current year and staffing reductions associated with dining room closures in the prior year.

Good Times payroll and other employee benefit costs were $8,143,000 (31.7% of restaurant sales) in the three quarters ended June 29, 2021, up slightly from $8,109,000 (34.1% of restaurant sales) in the same prior-year period. The decrease as a percent of sales is primarily attributable to the leveraging impact of sales and price increases.

Occupancy Costs. Occupancy costs for the three quarters ended June 29, 2021 decreased $206,000 to $6,533,000 (7.3% of restaurant sales) from $6,739,000 (8.3% of restaurant sales) for the three quarters ended June 30, 2020.

Bad Daddy’s occupancy costs were $4,352,000 (6.8% of restaurant sales) for the three quarters ended June 29, 2021 down from $4,600,000 (8.1% of restaurant sales) in the same prior year period. The decrease as a percentage of sales was primarily due to the leveraging effect of increased restaurant sales.

Good Times occupancy costs were $2,181,000 (8.5% of restaurant sales) in the three quarters ended June 29, 2021, down from $2,139,000 (9.0% of restaurant sales) in the same prior year period.

Other Operating Costs. Other operating costs for the three quarters ended June 29, 2021 increased $2,042,000 to $10,841,000 (12.1% of restaurant sales) from $8,799,000 (10.9% of restaurant sales) for the three quarters ended June 30, 2020.

Bad Daddy’s other operating costs were $8,448,000 (13.2% of restaurant sales) for the three quarters ended June 29, 2021 up from $6,675,000 (11.7% of restaurant sales) in the same prior year period. The $1,773,000 increase was primarily due to an increase in commissions paid to delivery service providers in the three quarters ended June 29, 2021 compared to the prior year period. The percentage increase was primarily attributable a significant shift in delivery sales as a percentage of overall sales during the COVID-19 pandemic.

Good Times other operating costs were $2,393,000 (9.3% of restaurant sales) in the three quarters ended June 29, 2021, up from $2,124,000 (8.9% of restaurant sales) in the same prior year period. The increase was primarily attributable to an increase in commissions paid to delivery service providers in the three quarters ended June 29, 2021 compared to the prior year period.

New Store Preopening Costs. In the three quarters ended June 29, 2021, we incurred $420,000 of preopening costs compared to $992,000 for the three quarters ended June 30,2020. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current quarter are related to one restaurant that opened in June 2021 and one that is slated for opening in September 2021. In the prior-year period, pre-opening costs are primarily attributable to four restaurants: two that opened late during the fourth quarter of fiscal 2019, and two restaurants that opened during the first fiscal quarter of 2020. In addition, the prior three quarters included $132,000 of non-cash operating lease costs associated with the two Bad Daddy’s restaurants opening in the current fiscal year. Preopening costs typically occur over a period of approximately five months. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the three quarters ended June 29, 2021 decreased $378,000 to $2,797,000 from $3,175,000 in the three quarters ended June 30, 2020.

Bad Daddy’s depreciation and amortization costs for the three quarters ended June 29, 2021 decreased $320,000 to $2,216,000 from $2,536,000 in the three quarters ended June 30, 2020. This decrease was primarily due to reduced depreciation resulting from asset impairment charges recorded in the prior fiscal year.

Good Times depreciation and amortization costs for the three quarters ended June 29, 2021, decreased $58,000 to $581,000 from $639,000 in the three quarters ended June 30, 2020.

General and Administrative Costs. General and administrative costs for the three quarters ended June 29, 2021 increased $1,773,000 to $7,097,000 (7.9% of total revenue) from $5,324,000 (6.5% of total revenue) for the three quarters ended June 30, 2020.

The $1,773,000 increase in general and administrative expenses in the quarter ended June 29, 2021 is primarily attributable to:

•	Increase in professional services of $902,000 primarily related to increased legal fees
•	Increase in administrative related payroll and benefit costs of $572,000 primarily related to a $222,000 increase in estimated incentive compensation as of quarter-end and excess claims costs on the company’s partially self-insured health care plan, primarily attributable to claims associated with the plan year ending December 2020
•	Increase in costs associated with district management of $161,000 primarily related to increased estimated performance-based bonus provisions
•	Increase in incentive stock compensation costs of $103,000 related to options and restricted stock units granted to our Directors and Chief Executive Officer
•	Increase of $164,000 related to business insurance premiums
•	Decrease of $106,000 related to prior fiscal year beverage consultant fees
•	Decrease of $53,000 related to vendor fee income and early pay discounts
•	Increase of $77,000 related to travel and entertainment costs
•	Decrease of $65,000 related to training and recruiting costs
•	Increase of $48,000 related to payroll processing fees associated with a vendor transition

•	Increase of $53,000 related to computer and technology costs
•	Decrease of $61,000 related to preliminary site costs
•	Net decreases in all other expenses of $22,000

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

Advertising Costs. Advertising costs for the three quarters ended June 29, 2021 increased $45,000 to $1,616,000 (1.8% of total revenue) from $1,571,000 (1.9% of total revenue) for the three quarters ended June 30, 2020.

Bad Daddy’s advertising costs were $575,000 (0.9% of total revenue) in the three quarters ended June 29, 2021 compared to $617,000 (1.1% of total revenue) in the same prior year period. The decrease was primarily attributable to $52,000 in costs incurred in the prior year three quarters related to a local radio advertising campaign in the Charlotte, North Carolina area. The current and prior year three quarters include advertising costs of $11,000 and $9,000, respectively, associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the Advertising Fund based on a percentage of restaurant sales as well as local store marketing efforts. Advertising Fund expenditures consist primarily of digital and social media as well as point-of-purchase marketing and merchandising materials.

Good Times advertising costs were $1,041,000 (4.0% of total revenue) in the three quarters ended June 29, 2021 compared to $954,000 (3.9% of total revenue) in the same prior year period. The increase is primarily due to increased sales in the current quarter versus the same prior year quarter. The current and prior year quarters include advertising costs of $275,000 and $235,000, respectively, associated with franchise advertising contributions.

Good Times advertising costs consists primarily of contributions made to the Advertising Fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide television and radio advertising, social media and on-site and point-of-purchase. The percentage contribution paid to the regional advertising cooperative was reduced at the start of the current fiscal year associated with a change in expected media mix. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues. As a percentage of total revenue, we expect advertising costs to remain relatively stable at approximately 4.0% of total revenue for the Good Times segment.

Franchise Costs. Franchise costs were $22,000 and $14,000 for the three quarters ended June 29, 2021 and June 30, 2020, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain on Restaurant Asset Sale. The gain on restaurant asset disposals for the three quarters ended June 29, 2021 was $28,000 compared to $36,000 in the three quarters ended June 30, 2020.

$28,000 of the gain in each of the current year and prior year was related to deferred gains on previous sale lease-back transactions on two Good Times restaurants. The additional gain of $8,000 in the prior year is related to the sale of miscellaneous restaurant equipment.

Impairment Costs: Impairment costs were $0 and $15,291,000 for the three quarters ended June 29, 2021 and June 30, 2020, respectively. $5,291,000 of the costs in the prior year period are related to six Bad Daddy’s restaurants’ assets that were impaired and $10,000,000 is attributable to an impairment of goodwill related to our Bad Daddy’s reporting unit.

Income (Loss) from Operations. Income from operations was $5,311,000 in the three quarters ended June 29, 2021 compared to a loss of $14,062,000 in the three quarters ended June 30, 2020.

The change in the income (loss) from operations for the three quarters ended June 29, 2021 is due primarily due to matters discussed in the "Net Revenues,” "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Impairment Costs” sections above.

Gain on Debt Extinguishment. The gain on debt extinguishment for the three quarters ended June 29, 2021 and June 30, 2020 were $11,778,000 and $0, respectively. The gain in the current year is related to forgiveness of PPP loans by the SBA. The breakdown of the forgiveness amount by operating segment is as follows:

Bad Daddy’s	$8,963
Good Times	2,269
Corporate	546
$11,778

Net Income (Loss). Net income was $16,846,000 for the three quarters ended June 29, 2021 compared to a net loss of $14,700,000 in the three quarters ended June 30, 2020.

The change in the net income (loss) for the three quarters ended June 29, 2021 was primarily attributable to the matters discussed in the "Net Revenues," "Restaurant Operating Costs," "General and Administrative Costs," “Advertising Costs” and “Impairment Costs” sections above as well as a decrease in net interest expense of $394,000 for the three quarters ended June 29, 2021 compared to the same prior year period.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the three quarters ended June 29, 2021, the income attributable to non-controlling interests was $1,313,000 compared to $738,000 for the three quarters ended June 30, 2020.

$688,000 of the current three quarters’ income is attributable to the BDI joint-venture restaurants, compared to $319,000 in the same prior year period. This $369,000 increase is primarily due to increased restaurant level profitability in the current three fiscal quarters. $625,000 of the current three quarters’ income is attributable to the Good Times joint-venture restaurants, compared to $419,000 in the same prior year period.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) for the second fiscal quarter and year-to-date:

	Quarter Ended		Year-to-Date
	June 29, 2021 (13 Weeks)	June 30, 2020 (13 Weeks)	June 29, 2021 (39 Weeks)	June 30, 2020 (40 Weeks)
Adjusted EBITDA:
Net income (loss), as reported	$13,634	$289	$15,533	$(15,438)
Depreciation and amortization	925	968	2,745	3,140
Interest expense, net	67	202	245	638
EBITDA	14,626	1,459	18,523	(11,660)
Preopening expense	301	31	420	992
Non-cash stock-based compensation	50	74	326	223
Non-recurring severance costs	-	-	-	41
GAAP rent-cash cash difference	(108)	(95)	(280)	(118)
Gain on disposal of assets	(9)	(8)	(28)	(36)
Asset impairment charge	-	932	-	15,291
Gain on debt extinguishment	(11,778)	-	(11,778)	-
Adjusted EBITDA	$3,082	$2,393	$7,183	$4,733

Depreciation and amortization expense have been reduced by amounts attributable to non-controlling interests of $49,000 for each respective quarter and $95,000 for each respective year-to-date period.

Liquidity and Capital Resources

As of June 29, 2021, our cash and cash equivalents were $10.3 million, a meaningful cash balance, and we generated significant cash flow from operations during the first three quarters of fiscal 2021. As described below, we plan to spend a significant portion of this cash to repurchase Company shares via a tender offer. In addition, as of June 29, 2021, we had total commitments outstanding of $431,000 related to a construction contract for one Bad Daddy’s restaurant currently under development. While we believe that we will continue to have adequate working capital following the tender offer, as described below, should business decline significantly as a result of the pandemic or otherwise, we would not likely choose to, and we may not be able to, take some of the same actions we took to increase our liquidity during fiscal 2020, such as temporarily reducing employee pay, reducing our workforce, and obtaining PPP loans, due to the negative impact on the long-term performance of the business as well as the uncertain availability of PPP loans in the future. Furthermore, the COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts.

As of June 29, 2021, we had a working capital deficit of $1,215,000. Historically, we have operated successfully with a negative working capital balance, because cash collected on restaurant sales is typically received before payment is due on our current liabilities, and our inventory turnover rates require relatively low investment on inventories. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. This benefit may increase when new Bad Daddy’s and Good Times restaurants are opened. However, beginning in the first quarter of fiscal 2021 we have voluntarily shortened the period for payment to certain vendors in order to take advantage of early pay discounts, and this had the effect of increasing our working capital needs. Although we have two to four weeks to pay many of our vendors, we chose to start paying our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts. We believe that we will have sufficient capital to meet our working capital, long term debt obligations and recurring capital expenditure needs throughout fiscal 2021. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow and our ability to manage costs and working capital successfully.

Tender Offer

As noted above and previously announced, we expect to expend a significant portion of our cash and cash equivalents to repurchase common stock in a maximum amount of up to $6.5 million, at a cash price of $4.60 per share of common stock, by means of a tender offer (the “Tender Offer”). Our Board of Directors believes that the Tender Offer is an appropriate mechanism to return capital to our shareholders while also allowing those shareholders who do not participate in the tender offer to share in a higher portion of our future potential. The Tender Offer is expected to commence on August 13, 2021 or soon thereafter and to remain open for twenty business days, and unless the tender offer is terminated or extended, it is likely that payment for tendered shares will be made shortly before the end of the fiscal year. The tender offer will have a material impact on our liquidity. See above for more information about our liquidity and working capital needs.

Neither the Company, its directors or officers, nor the depositary make any recommendation as to whether to tender shares. This disclosure is not a recommendation to buy or sell the Company’s common stock, and does not constitute an offer to buy or the solicitation of an offer to sell common shares of the Company. The Tender Offer has not yet commenced, and there can be no assurances that the Company will commence the Tender Offer on the terms described herein or at all. The tender offer will be made only pursuant to an offer to purchase, letter of transmittal and related materials (“Tender Offer Materials”) that the Company expects to distribute to its shareholders and file with the Securities and Exchange Commission (“SEC”) upon commencement of the tender offer. SHAREHOLDERS ARE URGED TO CAREFULLY READ THE TENDER OFFER MATERIALS WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. IF AND WHEN THE TENDER OFFER COMMENCES, SHAREHOLDERS CAN OBTAIN FREE COPIES OF THE TENDER OFFER MATERIALS FROM THE SEC AT WWW.SEC.GOV OR BY CALLING THE COMPANY’S INFORMATION AGENT (TO BE IDENTIFIED AT THE TIME THE OFFER IS MADE) FOR THE TENDER OFFER.

Financing

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $11,000,000 with a maturity date of January 31, 2023 (the “Cadence Credit Facility”). On February 21, 2019 the Cadence Credit Facility was amended, in connection with the repurchase of minority interests related to three Bad Daddy’s restaurants, to retroactively attribute EBITDA previously attributed to non-controlling interests to the Company for purposes of certain financial covenants. On December 9, 2019 the Cadence Credit Facility was amended in connection with the separation of the Company’s former CEO, to amend the definition of “Consolidated EBITDA” for the purposes of financial covenants, to require certain installment payments, and to permit the company to make certain “Restricted Payments” (as defined in the Cadence Credit Facility). On January 8, 2021, the Cadence Credit Facility was amended to eliminate certain installment payments; reduce the commitment immediately to $11.0 million with reductions to $10.0 million and $8.0 million on March 31, 2021, and July 1, 2021, respectively; revise certain financial covenants; provide a mechanism for a transition from LIBOR to an alternate benchmark rate; and extend the maturity date to January 31, 2023. As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of June 29, 2021, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. During the three fiscal quarters ended June 29, 2021, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

As of June 29, 2021, the Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of June 29, 2021, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of June 29, 2021, there was no outstanding balance on borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 30, 2021, the outstanding face value of such letters of credit was $157,500.

Paycheck Protection Program Loans

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BDC (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

In June 2021, the SBA approved forgiveness in full of the Company’s Loan as well as the Loans of the Company’s subsidiaries, including accrued interest, in the aggregate amount of $11,778,226, which was recognized as a gain on debt extinguishment in the fiscal quarter ended June 29, 2021.  The principal and accrued interest balance on each of these Loans is now zero, as of the forgiveness date specific to each of the Company’s and its subsidiaries’ Loans.

Cash Flows

Net cash provided by operating activities was $7,386,000 for the three quarters ended June 29, 2021. This was the result of net income of $16,846,000 offset by cash and non-cash reconciling items totaling $9,460,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $2,920,000, 2) amortization of operating lease assets of $2,631,000, 3) stock-based compensation expense of $327,000, 4) gain on debt forgiveness of $11,778,000, 5) an increase in receivables and other assets of $82,000, 6) an increase in deferred liabilities and accrued expenses of $264,000, 7) a decrease in accounts payable of $820,000 and 8) a net decrease in amounts related to our operating leases of $2,922,000.

Net cash provided by operating activities was $4,388,000 for the three quarters ended June 30, 2020. The net cash provided by operating activities for the three quarters ended June 30, 2020 was the result of a net loss of $14,700,000 as well as cash and non-cash reconciling items totaling $19,088,000. These reconciling items are comprised of 1) depreciation and amortization of general assets of $3,311,000, 2) amortization of operating lease assets of $3,100,000, 3) stock-based compensation expense of $223,000, 4) impairment costs of 15,291,000 5) an increase in receivables and other assets of $840,000, 6) an increase in deferred liabilities and accrued expenses of $346,000 , 7) an increase in accounts payable of $47,000 and 8) a net increase in amounts related to our operating leases of $2,392,000.

Net cash used in investing activities for the three quarters ended June 29, 2021 was $2,085,000 which primarily reflects the purchases of property and equipment of $2,098,000. Purchases of property and equipment is comprised of the following:

•	$1,136,000 in costs for the development of Bad Daddy’s locations

•	$486,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$82,000 in costs related to remodeling of one Good Times location

•	$190,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$204,000 for miscellaneous capital expenditures related to our corporate office

Net cash used in investing activities for the three quarters ended June 30, 2020 was $2,305,000 which primarily reflects the purchases of property and equipment of $2,294,000 proceeds from the sale of fixed assets of $55,000 and the purchase of treasury stock of $75,000. Purchases of property and equipment is comprised of the following:

•	$2,065,000 in costs for the development of Bad Daddy’s locations

•	$106,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$90,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$33,000 for miscellaneous capital expenditures related to our corporate office

Net cash used in financing activities for the three quarters ended June 29, 2021 was $6,454,000, which includes principal payments on notes payable and long-term debt of $5,500,000, proceeds from stock option exercises of 407,000 and net distributions to non-controlling interests of $1,361,000.

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

See Part II, Item 1 of this Form 10-Q which is incorporated herein by reference.

Impact of Inflation

The total menu price increases at our Good Times restaurants during fiscal 2020 were approximately 4.0%, and we raised menu prices approximately 4.5% during the first three quarters of fiscal 2021. The total menu increases taken at our Bad Daddy’s restaurants during fiscal 2020 were approximately 4.0% on average. We raised menu prices during the first three quarters of fiscal 2021 approximately 3.19% on average. Commodity prices have been slightly elevated since the end of fiscal 2020 compared to the first three quarters of fiscal 2020. Due to the impact of the COVID-19 pandemic, availability of certain commodities could be constrained and prices for those commodities could be substantially more volatile than in recent history. Due to these factors, we are not able to predict the impact of inflation on our food and packaging costs for the balance of the year.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales in December, January, February and March.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10Q, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 29, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in the Company’s Form 10-K for the fiscal year ended September 29, 2020, the Company is the defendant party to a lawsuit filed by White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc, arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru division to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court and Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. As of June 30, 2021, the parties have completed fact discovery. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. The Company opposes this motion on various grounds and will continue to vigorously pursue a full defense of this matter on the merits. While we believe the amended complaint is without merit, if the plaintiffs are successful, it could have a material impact to the Company.

The Company is periodically subject to legal proceedings which are incidental to its business. These legal proceedings are not expected to have a material impact on the Company.

ITEM 1A.	RISK FACTORS

The risk factor below updates the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2020.

Increasingly competitive labor markets and our need to provide additional incentives to remain competitive in our hiring and retention efforts may continue to negatively impact our margins and, if we are unable to staff and retain qualified restaurant management and operating personnel, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.

Our ongoing success requires us to attract, motivate and retain a sufficient number of qualified, high-energy employees, including both restaurant managers and crew. However, qualified individuals needed to fill these positions are in short supply in many areas, and we and other companies in our industry have experienced high turnover. Many individuals have left the restaurant industry altogether due to difficult pandemic-related operating demands and, in some cases, current unemployment subsidies. These conditions have resulted in aggressive competition for talent, wage inflation and pressure to improve benefits and workplace conditions to remain competitive and attract talent, which in turn has led to higher labor costs and margin compression. If this trend continues, it will negatively impact our ability to effectively operate and grow our business and revenues and materially adversely affect our financial performance.

If we fail to appropriately plan and sustain our workforce and proactively respond to employee dissatisfaction, it could adversely impact guest satisfaction and operational efficiency, lead to increased litigation and unionization efforts and negatively impact restaurant profitability. Our restaurants could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively and meet customer demand could be limited. Difficulties recruiting and retaining new restaurant crew members in a timely manner also negatively impacts our ability to grow sales at existing restaurants and open new restaurants. Any or all of these factors any could materially adversely affect our financial performance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)       Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Principal? Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Principal? Financial Officer pursuant to Section 906

Exhibit 101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

DATE: August 10, 2021
Ryan M. Zink Chief Executive Officer