Form 10-K
period 2021-09-28
Good Times Restaurants Inc.
filed 2021-12-16
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-18590

(Exact name of registrant as specified in its charter)

Nevada	84-1133368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

651 Corporate Circle #200, Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 384-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 par value	GTIM	NASDAQ Capital Market

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

Yes ☐   No ☒

As of March 30, 2021 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 9,791,971 shares of common stock held by non-affiliates of the registrant was $38,286,607.

As of December 15, 2021, the registrant had 12,539,694 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 28, 2021.

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

Through our subsidiaries, as of December 15, 2021, we own, operate, franchise, or license a total of forty-two Bad Daddy’s restaurants in seven states. We own and operate fourteen Bad Daddy’s restaurants in North Carolina, twelve traditional Bad Daddy’s restaurants in Colorado and one non-traditional unit in Colorado where Bad Daddy’s operates the kitchen for a local brewery under our brand, five in Georgia, three in South Carolina, two in Alabama, two in Tennessee and one in Oklahoma. Of these restaurants, five restaurants are operated through joint-venture arrangements where we are the operating partner and own between 23% and 75% interest in the joint-venture entities. We license the Bad Daddy’s brand for the Bad Daddy’s restaurant located in the Charlotte Douglas International Airport which is owned and operated by a third-party licensee. One additional Bad Daddy’s restaurant in Greenville, South Carolina is operated by a third-party franchisee.

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

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal year 2020 had a quarter with 14 weeks. Our discussion for fiscal years 2021 and 2020, which ended on September 28, 2021 (“fiscal 2021”) and September 29, 2020 (“fiscal 2020”), respectively, cover periods of 52 full calendar weeks in fiscal 2021 and 53 full calendar weeks in fiscal 2020.

Fiscal 2021 Financial & Brand Highlights

•	Our net revenues for fiscal 2021 increased by $14,095,000 (12.8%) to $123,953,000 from $109,858,000 in fiscal 2020, primarily due to the impact of our Bad Daddy’s dining room closures due to the COVID-19 pandemic in fiscal 2020, continued strength of the Good Times brand as customers maintain a preference for drive-thru, and the opening of two new Bad Daddy’s restaurants during fiscal 2021.

•	The Bad Daddy’s brand had a 18.2% increase in same store sales for fiscal 2021.

•	The Good Times brand had a 10.5% increase in same store sales for fiscal 2021.

•	One company-owned Good Times restaurant closed during fiscal 2021.

•	We ended fiscal 2021 with $8.9 million in cash and no long-term debt.

(same store sales for each brand represents the comparison of restaurant sales in the current year, to the same comparable weeks in the immediately preceding fiscal year for those stores open for at least 18 months).

Recent Developments

COVID-19 Pandemic: The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the fiscal years ended September 28, 2021 and September 29, 2020.

During portions of the month of March 2020 through late May 2020, all of the Company’s Bad Daddy’s Burger Bar restaurants were open only for delivery and carry-out service, with dining rooms closed by government orders. Although our dining rooms were re-opened in early June 2020, all restaurants continued to operate at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that were either mandated by the same government orders or our internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers, until May 2021.

During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms once again closed by government orders. In early January 2021, we re-opened these dining rooms, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open, at reduced capacity, during this time. Presently, all of our Bad Daddy’s restaurants are allowed to operate at full capacity although staffing constraints throughout the year, primarily in the third and fourth fiscal quarters, and presently, have caused some restaurants to operate at less than full capacity.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business, including the recent acceleration of the spread of the Delta and Omicron variants of COVID-19; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths. Furthermore, although certain available vaccines may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations or variants of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining. Customer and employee attitudes towards the vaccine, particularly in light of OSHA’s recently released Emergency Temporary Standard related to vaccination and testing, may impact our business, including reducing the pool of employees willing to work and, should vaccination be required by regulation for customers to visit our restaurants, customer traffic may be negatively affected.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic have resulted in product shortages and could result in future product shortages and in-turn could require us to serve a limited menu, restrict the number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic, including recent industry-wide labor shortages, the impact and duration of which are uncertain, could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

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

We currently have a meaningful cash balance and generated significant cash flow from operations during fiscal 2021. We used a portion of this cash balance to repurchase Company stock by means of the Tender Offer as described below and paid down approximately $5.5 million of debt during the year. While we believe that we will continue to have adequate working capital to meet our current needs, should business decline significantly, we would not likely choose to, and we may not be able to, take some of the same actions as we took during fiscal 2020 to increase our liquidity as they would negatively impact the long-term performance of the business. Furthermore, the COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer various tangential impacts of the COVID-19 pandemic last.

Tender Offer: On August 13, 2021, the Company commenced a tender offer (the “Tender Offer”) to purchase up to 1,413,000 shares of its common stock at a price per share of $4.60. On September 10, 2021, at 11:59p.m., the offer expired and the Company subsequently accepted for payment, at a purchase price of $4.60 per share, a total of 333,241 shares, at an aggregate cost of approximately $1,532,908, excluding fees and expenses relating to the Tender Offer.

Debt: The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of September 28, 2021, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. During the fiscal year ended September 28, 2021, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of September 28, 2021, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of September 28, 2021, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 28, 2021, the outstanding face value of such letters of credit was $157,500.

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BDC (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

In June 2021, the SBA approved forgiveness in full of the Loans, including accrued interest, in the aggregate amount of $11,778,226, which was recognized as gain on debt extinguishment in the fiscal year ended September 28, 2021. The principal and accrued interest balance on each of these Loans is now zero, as of the forgiveness date specific to each of the Company’s and its subsidiaries’ Loans.

Total interest expense on notes payable and capital leases was $269,000 and $755,000 for fiscal 2021 and fiscal 2020, respectively.

Concepts

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar is a full-service, casual dining small box “better burger” concept. Bad Daddy’s currently operates all of its company-owned restaurants under a table service / full-bar service model.

There are three primary elements of the concept that we try and differentiate from our competition:

1.	Scratch Cooking. The menu consists of chef-inspired burgers, sandwiches, main-course salads, and appetizers carefully crafted in-house with high-quality ingredients to deliver bold flavor profiles along with portion sizes and presentations that are unrivaled in the casual dining segment of the industry. Beyond simply assembling finished ingredients on a plate, many of our sauces, dressings, and even our housemade American cheese are prepared from scratch in our restaurant kitchens. We offer our guests an unparalleled ability to customize their burgers and salads, including Create Your Own Burgers and Salads, restricted only by the ingredients available in the kitchen, which include a variety of different protein options including bison, turkey, chicken, salmon, and plant-based protein.

2.	A Bad Ass Bar. The food menu is complemented by a full bar that focuses on local and craft beers and proprietary, handcrafted cocktails. Two specialties are our Bad Daddy’s Amber Ale, available only at Bad Daddy’s, and our Bad Ass Margarita. System-wide, total alcoholic beverages have historically accounted for approximately 15% of sales in our Bad Daddy’s restaurants. As off-premises sales have increased resulting from the COVID-19 pandemic, beverage sales have declined to approximately 12% of restaurant sales. We focus on making our bar a place where both newcomers and regular guests can comfortably relax and enjoy a beverage at happy hour, with their meal, or at any other time of day.

3.	Genuine Hospitality. The restaurants have a high-energy yet family friendly environment with iconic pop culture design elements and a personal, ultra-friendly and informal service platform with a legacy of southern hospitality. Bad Daddy’s menu, service and environment are designed around an irreverent brand personality, including unique menu items, iconic Farrah Fawcett and Paul Newman Cool Hand Luke posters in the men’s and women’s restrooms and our own playlist of classic rock and modern rock music that adds to the high energy atmosphere.

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

This brand positioning results in transactions that generate an average per person check of approximately $32. The lunch daypart (open until 2pm) represents approximately 33% and the happy hour and dinner dayparts (2pm until close) represent approximately 67% of restaurant sales. Off-premise sales, including take-out, delivery and curbside pickup, accounted for approximately 33% of all system-wide sales in Fiscal 2021, an increase of 3% over Fiscal 2020 and 22% over Fiscal 2019. This change in on-premise to off-premise sales was initially a result of COVID-19 closures and capacity reductions but we have seen demand for off-premise sales remain strong even as customers have become more comfortable with indoor dining. Off-premise sales average $29 per transaction while on-premise sales average $33 per transaction.

A typical Bad Daddy’s restaurant is approximately 3,500-4,000 square feet with an enclosed patio, smaller than most other chain casual dining restaurants. Fiscal 2021 average restaurant sales were originally projected to be approximately $2.1 million per restaurant based upon historical performance with no planned new restaurant openings, which would have resulted in average sales per square foot of approximately $552. We believe this is a key metric indicating the strength and expansion potential of the concept. Despite COVID-19 related closures and capacity restrictions, we achieved average annual restaurants sales of $2.4 million in Fiscal 2021, generating average sales per square foot of approximately $619 and we opened two restaurants in the second half of fiscal 2021.

While sharing common design elements, each restaurant has unique features intended to represent the local trade area of each Bad Daddy’s and serves as a further point of differentiation from the larger casual dining chains. We believe Bad Daddy’s’ innovative menu and personalized service combined with a unique, fun restaurant design enhance our customers’ experience and differentiate Bad Daddy’s from its competitors.

In November 2020 the Company launched an all-new virtual brand, Bad Mama’s Chicken. This concept currently utilizes twenty-four existing Bad Daddy’s Burger Bar kitchens and staff and is available only on major third-party delivery platforms. The limited menu includes fresh jumbo chicken wings and hand-battered fresh chicken tenders with multiple unique dipping sauces and sides including crispy tater tots, housemade potato chips and creamy, scratch-made mac and cheese. The Company is assessing expanding the virtual concept beyond the select locations in Alabama, Colorado, Georgia, Oklahoma, North Carolina, South Carolina and Tennessee.

Good Times Burgers & Frozen Custard

Good Times is a drive-thru, quick-service hamburger-focused restaurant concept offering fresh, 100% all-natural beef and chicken. We own and operate 24 Good Times restaurants, and franchise an additional eight, located primarily in the Denver market and along the front range of Colorado. We believe Good Times was the first quick-service chain in our region, and one of the first in the country, to offer a menu of fresh all-natural Angus beef and all-natural chicken from animals that are humanely raised and vegetarian fed without the use of added hormones, steroids, or antibiotics.

We compete primarily on the quality of our products, consistently prompt service, and order accuracy. We support our quality position by using only all-natural beef and chicken. Our All Natural Frozen Custard is made fresh throughout the day. These quality commitments help Good Times challenge quick-serve restaurant norms and match quality found at fast casual restaurants. Our focus on speed of service keeps our customers happy as most of our sales come from the drive thru. With menu innovation, we strive to create flavor profiles unique to Good Times. We have rotating limited time menu items and custard flavors. Our customers appreciate that we support local causes and do not take ourselves too seriously. Good Times makes use of various media but primarily communicate these advantages and promotions through the use of terrestrial radio and digital audio streaming.

Our average per person check is approximately $10.50, which we believe is lower than the average check at fast casual hamburger concepts such as Habit Burger, Five Guys, and Smashburger, but higher than the typical quick-service restaurant average check such as McDonalds, Wendy’s and Burger King. We do not offer a low-priced value menu like most national quick-service chains, choosing to define our value proposition based on quality ingredients with a specific focus on all-natural beef and chicken and products spanning a range of price choices within each of our menu categories. We have shifted our focus to a blend of quality and speed while slightly reducing the number of items on the menu.

Good Times is primarily a drive-thru concept, as all our restaurants have at least one drive-thru lane and generally have a walk-up window where customers may additionally place orders. Many of our restaurants have no indoor seating and consist of one or two drive-thru lanes and outdoor patio seating. Speed of service in this segment is critical for success and we average less than three-minute transaction times, as measured from the time the customer places their order until they leave the drive-thru lane. Prior to the COVID-19 pandemic, even in our restaurants that feature dine-in seating, a majority of our sales were conducted through the drive-thru lane. All of our company-owned Good Times restaurants dining rooms are closed currently and have been since late March 2020. Customers may enter restaurants with dining rooms to place orders and at the walk-up windows in those locations without dining rooms. Our patios are currently open for outdoor dining.

The success of our strategy is evident in our long-term same-store sales growth (sales growth over the prior year period at restaurants open more than 18 months, also referred to as comparable sales). Same store sales increased 10.5% in fiscal 2021 and 7.9% in fiscal 2020.

Our Business Strengths

Our Brands Are Complementary.

While operating in different segments of the restaurant industry, our two brands complement each other in both their similarities and differences:

Each has a value proposition enhanced by superior quality ingredients and a focus on the specific elements of service relevant to the concept that deliver an exceptional experience to each guest. Bad Daddy’s resonates with consumers by consistently executing high-quality, scratch-made menu items with bold flavors delivered in a high-energy environment with a slightly irreverent brand personality. The appeal of Bad Daddy’s supersedes a purely on-premise customer experience however, as the focus we place on bold, unique flavors; superior ingredients; and scratch cooking in each kitchen translates into significant off-premise adoption, both through traditional customer carry-out and delivery by third party delivery service providers.

We believe Good Times is the only drive-thru quick-service chain in our region with an all-natural platform. We do not offer a low-priced value menu as many national quick-service chains do, choosing to compete on a market position emphasizing quality with a specific focus on all-natural beef and chicken, and with a variety of price points across the menu with quick-service restaurant speed of service. The quick-service, and in particular, drive-thru format of our Good Times concept offers a balancing effect to business cycles that are common in the full-service segment of the restaurant industry.

Our Brands Have a Common Culture and Operating Philosophy.

While each of our brands is led by separate operating teams, each shares a commitment to four core values and four dimensions of our business:

•	Core Values. Each brand focuses on developing behaviors and expectations around our core values, which we have recently revisited and updated. Our updated values are: 1) Hospitality, 2) Integrity, 3) Respect, and 4) Entrepreneurship.

•	Dimensions of the Business:

o	Individual Fulfillment. Our first value speaks directly to people, whether that is fellow team members or our customers. Specific to our team members, we seek to hire people with aligned values and the appropriate knowledge and skills throughout the organization, provide them with comprehensive training programs, and provide a framework for self-directed, company-supported continuous development, as we believe that the individual fulfillment achieved from self-actualized team members with aligned values will deliver consistently superior products and service. We maintain incentive programs at all levels of management based on balanced metrics addressing performance related to people development and retention, consistent, strong operations, and superior economic value creation.

o	Our Guests’ Emotional Connection. Rather than merely being a feeding trough for the masses, we strive to differentiate our concepts in a way that creates an emotional connection by the guest to each brand. This emotional connection drives loyalty and long-term strength in same-store-sales.

o	Operational Excellence. We are content with neither mediocrity nor the status quo, even if it is “good enough.” Rather we strive for excellence in execution, whether that is within the operations of our restaurants, or the operations of our shared services capabilities. We: (1) do things the right way, (2) take pride in our work, (3) take pride in our facilities, and (4) take pride in our brand. The pride that is shared by all of us drives us towards excellence in all of our activities.

o	Financial Discipline and Strength. While growth is important, it needs to be sensible and bounded by financial strength. We want to achieve both growth in unit volumes and growth in number of units, but at the same time maintain a low debt load.

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

We Have Maintained Operating Momentum.

Same-store sales at Good Times have increased nine of the past ten years. Same-store sales increased for fiscal 2021 primarily due to increased foot traffic throughout the COVID-19 dining room closures at full-service and fast casual restaurants and price increases of approximately 8.0%. Our compound annual same-store sales growth rate was approximately 4.7% from fiscal 2015 to fiscal 2021. We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective management of media mix, and consistent execution of the customer experience. We plan to continue to periodically re-image and remodel our restaurants, maintain a relevant menu with a laser focus on speed and accuracy in execution, in keeping with our brand strategy, and communicate our brand story to maintain our same-store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, North Carolina by a qualified chef and was initially expanded in partnership with a serial restaurant entrepreneur who remains a non-controlling partner in a five of our Bad Daddy’s restaurants. Sales of the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.4 million for fiscal 2021. We opened two traditional restaurants each in fiscal 2021 and fiscal 2020 and an additional non-traditional restaurant in the tap room of the Tivoli brewery in Denver, Colorado. The magnitude of our sales returns in the third and fourth fiscal quarters upon reopening of dining rooms gives us confidence in the strength of the Bad Daddy’s concept and the ability for us to deliver upon our pre-pandemic model in a post-pandemic world, such that we expect significant long-term expansion potential, both in our existing markets and in new markets, though we expect such expansion to be disciplined and financed primarily from operating cash flow from the Bad Daddy’s business.

Business Strategies

We are focused on continuing to grow same store sales and improve the profitability of the Good Times concept while continuing targeted unit growth of the Bad Daddy’s Burger Bar concept in domestic markets. We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets forth the key elements of our growth strategy:

1.	Increase same-store sales in both brands. We intend to continue to focus on increasing our same-store sales. We plan to further strengthen our fresh, all-natural brand positioning at Good Times with targeted merchandising around each of our menu categories and a targeted focus on speed and accuracy in execution instead of deep discounts or exotic, limited-reach menu items. We also expect to continue various advertising programs, shifting the media mix periodically as we determine appropriate to maximize advertising effectiveness and efficiency. At Bad Daddy’s, as we emerge from the restrictions and limitations posed on us, we intend to continue to highlight our ease of access to our concept whether the dining occasion is an on-premise or off-premise format, through continued partnerships with delivery service providers, and identifying innovative ways to better reach all potential customers. We further intend to increase Bad Daddy’s same store sales through ongoing menu engineering around bold flavors and unique, concept-appropriate menu items that we believe drive increased customer visits as well as elevated per person average check. Bad Daddy’s advertising has traditionally targeted individual trade areas, community involvement and in-store, “four-wall” marketing activities that focus on optimizing the guests’ food, bar and service experience. We have enhanced those efforts by leveraging third parties who specialize in social and digital media advertising design.

2.	Improve operational capabilities. We continue to focus on managing our expenses in the operation of our restaurants, with a particular focus on cost of sales, labor and operating expense controls and efficiencies while not adversely impacting our overall quality and service proposition. Macroeconomic, state legislative increases to wages and other external factors have resulted in upward trends in certain of these operating costs. We continue to implement programs to mitigate the impact of these external factors and continue to explore other opportunities to improve efficiency of general and administrative costs. We placed an elevated level of focus in managing overhead costs and gaining further efficiencies in supervision and support services costs and believe that those costs will be relatively stable, though we expect to invest in modern human resource and financial planning systems that will provide improved abilities for our restaurant leaders and support capability leaders to best create value for the business.

3.	Pursue disciplined unit growth of Company-operated Bad Daddy’s Burger Bar restaurants. We own the Bad Daddy’s Burger Bar brand, including all associated intellectual property. We have identified potential new restaurant locations in the southeast U.S. market which are in various stages of negotiation. We continue to assess our development strategies and intend to follow a disciplined strategy of unit growth that may include both company-owned and franchisee-owned units. Consistent with our business dimension of Financial Discipline and Strength, we expect that growth in company-owned restaurants will remain more modest than it has been in the past and will stem from operating cash flow rather than through the use of significant debt financing to drive more rapid growth.

Expansion strategy and site selection

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants has focused on urban and suburban upper income demographic areas with median household incomes over $70,000, with a high concentration of daytime employment, specialty retail and entertainment venues.  We use specialized software to create a sales forecast for each site and have continued to update the data in that site forecasting software even as we have reduced growth during 2020. We expect to utilize this software as one component of decision making in the selection of site for future Bad Daddy’s restaurant locations.

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet.  While our Good Times restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on- and off-site development or land and zoning submittals and modifications. We estimate that it will take approximately 120 to 150 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued. We expect that the majority of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations.

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

Restaurant locations

As of December 15, 2021, we operate, franchise or license a total of forty-two Bad Daddy’s Burger Bar locations. The location in the Charlotte Douglas International Airport is operated pursuant to a License Agreement.

Additionally, we operate or franchise a total of thirty-two Good Times restaurants.

Company-Owned/Co-Developed/Joint-Venture

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Alabama	2	1	-	-	2	1
Colorado	12	12	24	25	36	37
Georgia	5	4	-	-	5	4
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	3	3	-	-	3	3
Tennessee	2	2	-	-	2	2
Total	39	37	24	25	63	62

One company-owned Good Times restaurant closed, and the property was subleased during fiscal 2021. Additionally, one company-owned Good Times restaurant closed, and the property was subleased during fiscal 2020.

We opened two company-owned Bad Daddy’s restaurants during each of fiscal 2021 and fiscal 2020.

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Colorado	-	-	6	6	6	6
North Carolina	1	1	-	-	1	1
South Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	2	2	8	8	10	10

Non-Traditional*

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Colorado	1	-	-	-	1	-
Total	1	2	8	8	10	10

* The non-traditional Bad Daddy’s Burger Bar location is a location where we operate the kitchen under our Bad Daddy’s brand for a local brewery’s taproom.

Menu

Bad Daddy’s Burger Bar

The Bad Daddy's Burger Bar menu offers our guests a culinary-driven menu consisting of our own unique blend of high quality and handcrafted Angus beef burgers with creative, scratch-made toppings including buttermilk-fried bacon, housemade American cheese, creamy ale queso made in-house with our Bad Daddy’s Amber Ale, and our specialty signature Bad Daddy’s sauce.  The customizable menu options also include a variety of proteins including black bean, salmon, turkey, bison and chicken.  Additionally, we offer giant chopped salads, a full gluten-friendly menu, appetizers including hand-cut fries and housemade potato chips, hand-spun ice cream milk shakes and our scratch-made "southern-style" banana pudding.  We feature a variety of craft beers from local breweries and a full bar serving spirits, innovative cocktails, and wines including our signature Red and White pours.

Our signature recipes include the Bad Ass Burger; Sam I Am Burger and Emilio’s Chicken Sandwich.  Signature Chopped Salads include the Texican Chicken Salad and the Stella’s Greek Salad. The Bad Daddy’s Create Your Own menu allows full customization of burgers and salads offering over sixty topping options. We’ve partnered with Full Sail Brewing, Breckenridge Brewing, and Stone Brewery to make our Bad Daddy's draft brews including Bad Daddy’s Amber Ale, IPA, and Blonde. Our creative cocktail menu uses fresh-squeezed housemade sours and fresh garnishes in our signature Bad Ass Margaritas and features creative and timeless options including the Daddy’s Dragonberry and a Peanut Butter Old Fashioned.

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

Media is an important component of building our brand awareness and distinctiveness.  We spent most of our broadcast advertising dollars on radio advertising during fiscal 2021 and fiscal 2020.   We augment our broadcast advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products. As with Bad Daddy’s, we have recently supplemented our legacy advertising approach with additional investments in social and digital media using third party resources who specialize in highly targeted advertisements on social media and digital platforms.

Operations

We maintain separate operating teams for each of our concepts and have extensive operating, training and quality control systems in place.

Restaurant Management

Bad Daddy’s Burger Bar was developed as a chef-driven concept and utilizes a team of three or four managers in our operations at most restaurants.  Managers are cross-trained in back of the house skills (prep, kitchen positions and line management), front of the house service positions (host, server and bar) and all management functions, however each manager is assigned one or more specific areas of responsibility over which they have “ownership” and direct accountability for results. Our managers at each restaurant participate in a bonus pool for each restaurant based on a combination of restaurant sales, income, and specific financial and operational objectives. As a full-service concept, our operating leadership structure for Bad Daddy’s Burger Bar operations is distinct and separate, including a separate operations leader, from our Good Times operations team as the experience, qualifications and compensation of team members are significantly different between the quick service and full-service segments of the industry. Although this is the case, we have combined recruiting into a single shared services capability and believe that long-term our training capabilities for the brands will similarly be combined into single shared services capability.

Each Good Times restaurant employs a general manager, generally between one and three hourly assistant managers, up to four hourly shift managers and approximately 10 to 20 non-management team members, most of whom work part-time during three shifts. Most of our shift managers, assistant managers, and general managers are internally promoted from team member positions, and in order to become a shift manager, an eight- to ten-week program over which the team member becomes fully capable on all phases of the operation, is used to train a new shift manager. Ongoing training and development is provided as necessary. We believe that incentive compensation of our restaurant managers is essential to the success of our business. Accordingly, our general managers and assistant managers in each restaurant participate in a bonus program based upon meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.

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

Recruiting and Retention

At Bad Daddy’s we seek to hire experienced restaurant managers and operating partners.  We support employees by offering competitive wages and benefits, including a 401(k) plan, medical insurance, and incentive plans at every level of management that are tied to performance against key goals and objectives.  We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement.  We also provide various other incentives, including paid time off, car allowances, monthly performance bonuses and referral bonuses.  We have implemented an online screening and hiring tool that has proven to reduce hourly employee turnover.

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

Employees

At September 28, 2021, we had approximately 2,230 employees of which 2,011 are hourly team members and 219 are salaried managers working full time. Our set of values includes Respect and Care for people, including all of our employees, and one of the dimensions of our business is Individual Fulfillment. We strive to provide competitive salary and benefits, strong development opportunities, and a meaningful job or career for all of our employees and believe that this has translated into good employee relations. None of our employees are covered by a collective bargaining agreement.

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

Due to the COVID-19 pandemic, staffing levels for each concept were adjusted to meet guest traffic determined by the then current state orders closing on-premise dining and/or limiting occupancy. All of our dining rooms at Bad Daddy’s are currently open, and we are currently operating our restaurants to their full capacity, with some constraints due to the availability of qualified staff. We continue to monitor consumer, employer, and regulatory behaviors related to the ongoing impacts of COVID-19 and adjust our operations accordingly to provide a safe environment for our customers and employees, and to be compliant with appropriate regulatory requirements.

Competition

The restaurant industry, including both limited service and full-service segments, is highly competitive. Bad Daddy’s Burger Bar competes with both local, regional, and national gourmet, “better burger” concepts as well as more legacy grill and bar concepts.  As such, Bad Daddy’s competes with both full-service and limited service better burger restaurants.  There are other burger-centric fast casual concepts that operate at a lower average customer check than Bad Daddy’s Burger Bar and others in both fast casual and full-service formats that operate with a higher average customer check. We believe that we offer sufficient price choice to be able to compete effectively in the full range of such concepts.  We believe that Bad Daddy’s Burger Bar has an advantage in the premium quality of our ingredients, unparalleled ability for guests to customize their order, distinctiveness of its atmosphere and the bold, unique flavors of our scratch-made, chef-inspired menu offerings.  Nevertheless, Bad Daddy’s Burger Bar may be at a competitive disadvantage to other restaurant chains with greater name recognition and operating mass.

Good Times competes with many other hamburger-oriented quick-service restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do. In-N-Out, a California-based, burger-focused quick-service restaurant concept, has expanded into the Colorado market and Whataburger, a Texas-based burger-focused quick-service restaurant concept has announced its intent to expand into the Colorado market. Double drive-thru restaurant chains such as Rally’s Hamburgers and Checker’s Drive-In Restaurants, which currently operate double drive-thru restaurants in various markets in the United States, are not currently operating in Colorado. We are aware of only two significant quick-service competitors offering frozen custard as a primary menu item operating in the Colorado market and both have a significant presence in Midwestern markets that may be targeted for expansion. Additional “fast casual” hamburger restaurants are being developed in the Colorado market; however, these generally do not have drive-thru service and generate an average per person check that is meaningfully higher than the average check at a Good Times restaurant.

We believe that Good Times may have a competitive advantage in terms of quality of product compared to traditional quick-service hamburger chains.  Early development of our double drive-thru concept in Colorado has given us an advantage over other drive-thru chains that may seek to expand into Colorado because of our brand awareness and present restaurant locations.  Nevertheless, we may be at a competitive disadvantage to other restaurant chains with greater name recognition and marketing capability.  Furthermore, most of our competitors in the fast-food business operate more restaurants, have been established longer, and have greater financial resources and name recognition than we do.  There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Intellectual Property

We have registered our marks “Bad Daddy’s Burger Bar” and “Good Times” with the United States Patent and Trademark Office.  We received approval of our federal registration of “Bad Daddy’s Burger Bar” in 2011 and “Good Times” in 2003.  Additionally, we own trademarks or service marks that have been registered with the United States Patent and Trademark Office including, but not limited to, “Bad Daddy’s Burger Bar EST. 2007”, “Big Daddy Bacon Cheeseburger,” “Chicken Dunkers,” and “Happiness Made To Order”.  The registration for our “Bad Daddy’s Burger Bar” mark will be renewed prior to September 2031. The registration for our “Good Times” marks will be renewed prior to December 2023 and February 2028 respectively. We intend to maintain our marks and renew registrations on a timely basis.

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

Special Note About Forward-Looking Statements

This Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbors created thereby. A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are related to, among other things:

•	our expectations as to the ongoing impact of the COVID-19 pandemic on our business;

•	business objectives and strategic plans;

•	operating strategies;

•	our ability to open and operate additional restaurants profitably and the timing of such openings;

•	expectations that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations;

•	restaurant and franchise acquisitions;

•	anticipated price increases;

•	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

•	estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

•	anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

•	future capital expenditures;

•	our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal year 2022;

•	the sufficiency of the supply of commodities and labor pool to carry on our business;

•	success of advertising and marketing activities;

•	the absence of any material adverse impact arising out of any current litigation in which we are involved;

•	impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

•	expectations regarding competition and our competitive advantages;

•	impact of our trademarks, service marks, and other proprietary rights; and

•	effectiveness of our internal control over financial reporting.

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

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the fiscal years ended September 28, 2021 and September 29, 2020.

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

We currently have a meaningful cash balance and generated significant cash flow from operations during fiscal 2021. We used a portion of this cash balance to repurchase Company stock pursuant to the Tender Offer. While we believe that we will continue to have adequate working capital to meet our current needs, should business decline significantly, we would not likely choose to, and we may not be able to, take some of the same actions as we took during fiscal 2020 to increase our liquidity as they would negatively impact the long-term performance of the business. Furthermore, the COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer various tangential impacts of the COVID-19 pandemic last.

The equity markets in the United States have been extremely volatile due to the COVID-19 outbreak and our stock price has fluctuated.

We have accumulated losses and cannot guarantee future profits.

We have incurred losses in 29 of our 34 years since inception.  As of September 28, 2021, we had an accumulated deficit of $27,680,000.  Although we generated net income in the current year, in light of the uncertainty of the COVID-19 pandemic and the lingering impacts on our supply chain and employee markets, we cannot provide assurance that we will produce income again or generate a loss for the fiscal year ending September 27, 2022.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same-store sales for nine of the past ten years at Good Times.  We have operated Bad Daddy’s for a shorter period of time and have had negative same store sales for that concept in two of the past three fiscal years. Same-store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance and could be greatly impacted by future effects of the COVID-19 pandemic.  We cannot assure that our advertising and promotional efforts will in fact be successful, nor that sales volumes will be fully restored after COVID-19 subsides.  If our same-store sales decrease, and our operating costs increase, our ability to attain profitability will be adversely affected.

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

The hamburger restaurant market is highly competitive.  Our competitors in the quick-service restaurant segment include many recognized national and regional fast-food hamburger restaurant chains, such as McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box, Freddy’s and Culver’s. In-N-Out has expanded into the state of Colorado, the primary state in which we operate, and is continuing to expand in the market, and Whataburger has announced its intention to expand into the state of Colorado. We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-thru service. Most of our competitors have greater financial resources, marketing programs and name recognition than we do. Discounting by our quick-service restaurant competitors may adversely affect the revenues and profitability of our restaurants.

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

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, in particular Ryan Zink, our President and Chief Executive Officer, Scott LeFever, our Vice President of Operations for Good Times, and James Abbott, our Vice President of Operations for Bad Daddy’s. Although we have entered into employment agreements with Messrs. Zink and LeFever, they may voluntarily terminate their employment with us at any time. In addition, we do not currently maintain key-person insurance on the lives of Messrs. Zink or LeFever. We have not entered into an employment agreement with Messr. Abbott. The loss of Messrs. Zink’s, LeFever’s, or Abbott’s services, or those of other key management personnel, could have a material adverse effect on our financial condition and results of operations.

Labor shortages could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy employees.  Qualified individuals needed to fill these positions are in short supply in some areas, and in 2021 we have seen an extreme shortage of qualified workers by historical standards as has been reported in various news outlets.  The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business.  Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs.  Most of our employees are paid market wages on an hourly basis that are influenced by applicable minimum wage regulations.  Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

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

The recently-released Emergency Temporary Standard (“ETS”) from OSHA provides guidance surrounding requirements related to vaccination against COVID-19 among our employees. Although the ETS provides for the alternative of weekly testing for the virus and also allows employers to shift the cost burden of this testing to employees, labor markets, competitive forces, and practical application may dictate that we would shoulder the cost of such testing, which could result in meaningful costs that have not been incurred to-date. Additionally, beliefs, perceptions, and behaviors among employees relative to either vaccination or testing, could result in employees choosing not to work for us, or other companies bound by the ETS, and further limit the supply of labor.

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

Costs associated with our employee health care programs continue to escalate and we may not be able to fully pass along those costs increases to employees.

We maintain various health care programs, including coverage for medical claims, to employees who select such programs. All of our salaried managers are eligible to participate in these programs and those of our hourly employees who meet the service requirements under the Affordable Care Act are also eligible. We maintain insurance coverage for claims in excess of a certain threshold on a per-member basis but do not maintain insurance coverage for aggregate claims. We have a limited number of participants in our plans and should a significant number of participants report claims in a given year, the actual claims under the plan may meaningfully exceed our expected claims, and any such costs would be borne by us and not by the participants in the plan (our Employees).

Risks Related to the Ownership of Our Common Stock

Our business could be negatively affected as a result of significant shareholders or potential shareholders attempting to effect changes or acquire control over our company, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities.

Shareholders may from time-to-time attempt to effect changes, engage in proxy solicitations or advance shareholder proposals. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our board of directors and senior management from the pursuit of business strategies. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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

Because we currently qualify as a “smaller reporting company,” our disclosures of non-financial and financial information are less than is required by non-smaller reporting companies.

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

We currently lease approximately 5,100 square feet of space for our executive offices in Golden, Colorado for approximately $76,500 per year, beginning November 1, 2021, under a lease agreement which expires in October 2026. In October 2021 we executed an extension amendment to this lease whereby we will lease an additional 2,550 square feet. Upon completion of the office expansion the cost will increase to $114,750 per year. Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,100 to 2,400 square feet for those locations with a 45 to 70 seat dining room. We do not own any of the land underlying these restaurants and either lease the land or the land and building. In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet. The buildings are situated on lots of approximately 18,000 to 50,000 square feet. Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report. Any future development is expected to be conducted through a combination of ground leases and land purchases.

Our Bad Daddy’s restaurants are leased spaces of approximately 3,500 to 4,000 square feet in retail developments located in Alabama, Colorado, Georgia, Oklahoma, North Carolina, Tennessee and South Carolina. We expect future development to be conducted through the leasing of end-cap spaces in retail developments, ground leases, and or land purchases upon which we would be able to build 3,000 – 4,000 square foot standalone building suitable for restaurants, or if the site characteristics otherwise met our criteria, larger sites where we would be able to construct multi-tenant buildings, where we would be able to occupy a portion of the space with a Bad Daddy’s restaurant and lease other portions of the building to restaurant or non-restaurant tenants.

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

As previously disclosed in the Company’s Form 10-K for the fiscal year ended September 29, 2020, the Company is the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On August 31, 2021, the Company’s retained damages expert submitted a report in response to the plaintiffs’ claims for damages. Good Times contends that the most reasonable estimation of damages is between $332,000 and $3.3 million. The estimate assumes a finding of liability in favor of the plaintiffs and their ability to satisfy the legal standards for proving damages. The Company views these events as not probable. On October 25, 2021, the Court granted the plaintiffs leave to amend their complaint and add new causes of action and damages. The Company will continue to vigorously pursue a full defense of this matter on the merits. Because the Company has concluded that a loss is not probable, we therefore have not recorded a liability related to the litigation. The Company will continue to evaluate this matter based on new information as it becomes available. We are otherwise subject, from time to time, to various lawsuits in the normal course of business. These lawsuits are not expected to have a material impact on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Common Stock are listed for trading on the NASDAQ Capital Market under the symbol “GTIM”. As of December 15, 2020, there were approximately 47 holders of record of our common stock.  Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these holders of record.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Tender Offer

On August 13, 2021, the Company commenced a tender offer (the “Tender Offer”) to purchase up to 1,413,000 shares of its common stock at a price per share of $4.60. On September 10, 2021, at 11:59pm, the offer expired, and the Company subsequently accepted for payment, at a purchase price of $4.60 per share, a total of 333,241 shares properly tendered and not properly withdrawn before the expiration date, at an aggregate cost of approximately $1,532,908, excluding fees and expenses relating to the Tender Offer.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate as two reportable business segments: Good Times Burgers and Frozen Custard restaurants (“Good Times”) and Bad Daddy’s Burger Bar restaurants (“Bad Daddy’s”). All of our Good Times restaurants compete in the quick service drive-thru segment of the restaurant industry while our Bad Daddy’s restaurants compete in the full-service casual dining segment of the restaurant industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Refer to Note 10, Segment Reporting, in the notes to our consolidated financial statements for more information.

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal 2020 had a quarter with 14 weeks. Our discussion for fiscal years 2021 and 2020, which ended on September 28, 2021 and September 29, 2020, respectively, cover periods of 52 full calendar weeks in fiscal 2021 and 53 full calendar weeks in fiscal 2020.

The following tables present information about our reportable segments for the respective periods, all dollar values are represented in thousands:

	Fiscal Year
	2021 (52 Weeks)		2020 (53 Weeks)
Bad Daddy’s:
Restaurant sales	$88,595	99.7%	$76,315	99.7%
Franchise revenues	250	0.3%	222	0.3%
Restaurant operating costs: (1)
Food and packaging costs	26,123	29.4%	22,527	29.4%
Payroll and employee benefit costs	30,058	33.8%	27,790	36.3%
Restaurant occupancy and other costs	17,603	19.8%	15,231	19.9%
Depreciation & amortization	3,064	3.5%	3,268	4.3%
Preopening costs	767	0.9%	1,031	1.4%
Total restaurant operating costs	$77,615	87.4%	$69,847	91.3%
General & administrative costs (2)	7,055	7.9%	5,502	7.2%
Advertising costs	767	0.9%	848	1.1%
Asset impairment costs	-	0.0%	15,256	20.0%
Income (loss) from operations	3,408	3.8%	(14,916)	(19.5%)
Good Times:
Restaurant sales	$34,463	98.2%	$32,763	98.3%
Franchise revenues	645	1.8%	558	1.7%
Restaurant operating costs: (1)
Food and packaging costs	10,041	28.6%	10,072	30.7%
Payroll and employee benefit costs	10,991	31.3%	10,972	32.9%
Restaurant occupancy and other costs	6,120	17.4%	5,792	17.4%
Depreciation & amortization	747	2.1%	861	2.6%
Total restaurant operating costs	$27,899	79.6%	$27,697	83.1%
General & administrative costs (2)	2,382	6.8%	1,279	3.8%
Advertising costs	1,214	3.5%	1,145	3.4%
Franchise costs	27	0.1%	20	0.1%
Asset impairment costs	-	0.0%	350	1.1%
Gain on restaurant asset sale	(37)	(0.1%)	(45)	(0.1%)
Income from operations	$3,623	10.3%	$2,875	8.6%

(1) Restaurant operating costs are expressed as a percentage of restaurant sales.

(2) Includes direct and allocated corporate general and administrative costs.

Bad Daddy’s Restaurants:

We currently operate forty company-owned and joint-venture Bad Daddy’s restaurants. We also license one restaurant in North Carolina and have a franchise restaurant in South Carolina. We expect to open no more than two additional Bad Daddy’s restaurants during fiscal 2022. Due to the unusual rate of inflation of our raw products, we cannot, at this time, reasonably predict our expected price increases during fiscal 2022 at our Bad Daddy’s restaurants.

Good Times Burgers & Frozen Custard Restaurants:

We currently operate twenty-four company-owned and joint-venture Good Times restaurants all in the state of Colorado. In addition, we have eight Good Times franchise restaurants, six operating in Colorado and two in Wyoming.

Due to the unusual rate of inflation of our raw products, we cannot at this time reasonably predict our expected price increases during fiscal 2022 at our Good Times restaurants. We are continuing to manage our marketing communications to balance growth in customer traffic and the average customer expenditure.

Impact of Inflation at Both Concepts

Commodity prices, particularly for key proteins have recently been at near-record highs and have exhibited extreme volatility. During the fourth quarter of fiscal 2021 we experienced meaningful price inflation which has continued into our first quarter of 2022. We are experiencing price inflation in most goods, including paper and packaging, other restaurant supplies, and energy (utilities) costs.

In addition to food cost inflation, we have also experienced the need to meaningfully increase wages to attract workers in our restaurants. While we are hopeful that wage rate inflation moderates, the persistent shortage of qualified workers, rather than statutory wage rate increases, which have traditionally created rate pressure, is the primary factor creating upward pressure on wages, as demand for labor is currently significantly exceeding the supply of qualified workers.

We have historically used menu price increases to manage profitability in times of inflation, however the current unusually high rate of inflation, both of goods and labor, exceeds what we believe we can reasonably pass through to our customers without negatively affecting frequency and trial by our customers.

Same Store Sales

Same store sales for each brand represents the comparison of restaurant sales in the current year, to the same comparable weeks in the immediately preceding fiscal year for those stores open for at least 18 months. Same store sales is a commonly used metric in the restaurant industry and management believes it is an indicator of strength of a brand and its existing restaurant locations. Further, management believes that by excluding growth achieved through new unit development, same store sales provides a metric that measures organic growth within the Company’s existing restaurants.

Results of Operations for Fiscal 2021 Compared to Fiscal 2020

Net Revenues: Net revenues for fiscal 2021 increased $14,094,000 (12.8%) to $123,953,000 from $109,859,000 for fiscal 2020. Bad Daddy’s concept revenues increased $12,306,000 while our Good Times concept revenues increased $1,788,000.

Bad Daddy’s restaurant sales increased $12,279,000 to $88,595,000 in fiscal 2021 from $76,316,000 in fiscal 2020. Sales were positively impacted by two new restaurants opened in fiscal 2021 and two new restaurants opened in the first fiscal quarter of 2020 and the impact of rolling over fiscal year 2020 dining room closures due to the COVID-19 pandemic. This was offset by the impact of the 53rd week of the fiscal year in fiscal 2020, which we estimate to be approximately $2,015,000. Bad Daddy’s same store restaurant sales increased 18.2% during fiscal 2021 compared to fiscal 2020, substantially driven by decreases between March and May of 2020 when dining rooms were closed, and to a lesser extent in June of 2020 when dining rooms were open but at reduced capacity. Indoor dining rooms in Colorado were also closed between November of 2020 and January of 2021, and most dining rooms operated at reduced capacity through May 2021. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. The average menu price increase was 3.1% in 2021 over 2020. There were thirty-seven restaurants included in the same store sales base at the end of the fiscal year. Additionally, net revenues for fiscal 2021 were increased by $27,000 in higher franchise royalties and license fees compared to the prior fiscal year, primarily related to the Charlotte Airport licensee. Fiscal 2021 and fiscal 2020 include franchise advertising contributions of $15,000 and $13,000, respectively.

Additional sales data related to Bad Daddy’s company-owned and joint-venture restaurants:

	Fiscal Year
	2021	2020
Total operating store weeks	1,942.6	1,951.6
Average sales per week	$45,575	$39,100
Annualized net sales per square foot	$619	$556

Good Times restaurant sales increased $1,701,000 to $34,463,000 in fiscal 2021 from $32,763,000 in fiscal 2020. Same store restaurant sales increased 10.5% during fiscal 2021 compared to fiscal 2020 despite the extra operating week in the first fiscal quarter of 2020, which we estimate contributed approximately $460,000. Restaurant sales increased $3,264,000 from the prior year due to the same store sales increase resulting from increased customer preference for drive-thru service. One restaurant closed during each of fiscal 2021 and 2020 and were excluded from same store sales. The average menu price increase in fiscal 2021 over fiscal 2020 was approximately 5.5%. Additionally, net revenues for fiscal 2021 were increased by $88,000 in higher franchise revenues compared to fiscal 2020. Fiscal 2021 and fiscal 2020 include franchise advertising contributions of $263,000 and $231,000, respectively.

Average Good Times restaurant sales for company-operated restaurants open the entire fiscal year for fiscal 2021 and 2020 were as follows:

	Fiscal Year
	2021	2020
Company-operated	$1,421,000	$1,299,000

During fiscal 2021, company-operated Good Times restaurants’ sales for restaurants that had been open a full eighteen months ranged from a low of $761,000 to a high of $2,174,000.

Food and Packaging Costs: For fiscal 2021, food and packaging costs increased $3,565,000 from $32,599,000 (29.4% of restaurant sales) in fiscal 2020 to $36,164,000 (29.9% of restaurant sales).

Bad Daddy’s food and packaging costs were $26,123,000 (29.5% of restaurant sales) in fiscal 2021, up from $22,527,000 (29.5% of restaurant sales) in fiscal 2020. This increase is primarily attributable to higher restaurant sales during the current fiscal year versus prior fiscal year.

Good Times food and packaging costs were $10,041,000 (29.1% of restaurant sales) in fiscal 2021, down slightly from $10,072,000 (30.7% of restaurant sales) in fiscal 2020. This decrease as a percent of sales is due primarily to the impact of an 5.5% increase in menu pricing, which offset purchase price increases on our primary ingredients.

Payroll and Other Employee Benefit Costs: For fiscal 2021, payroll and other employee benefit costs increased $2,287,000 from $38,762,000 (35.5% of restaurant sales) in fiscal 2020 to $41,049,000 (33.4% of restaurant sales).

Bad Daddy’s payroll and other employee benefit costs were $30,058,000 (33.9% of restaurant sales) for fiscal 2021, up from $27,790,000 (36.4% of restaurant sales) in fiscal 2020. The $2,268,000 increase was primarily attributable to higher restaurant sales during the current fiscal year versus the prior fiscal year. As a percent of sales, payroll and employee benefits costs decreased by 2.5% primarily attributable to the leveraging of higher sales and staffing reductions associated with the closure of our Colorado dining rooms from late November 2020 through early January 2021, offset by pay rate increases for hourly employees in the current year and staffing reductions associated with dining room closures in the prior year.

Good Times payroll and other employee benefit costs were $10,991,000 (31.9% of restaurant sales) in fiscal 2021, up slightly from $10,971,000 (33.5% of restaurant sales) in fiscal 2020. As a percent of sales, payroll and employee benefits costs decreased by 1.6% in fiscal 2021 compared to fiscal 2020. This decrease is primarily attributable to the leveraging impact of sales and price increases, offset by pay rate increases for hourly employees in the current year.

Occupancy Costs: Occupancy costs include rent, real and personal property taxes, common area maintenance expenses, licenses and insurance expense. For fiscal 2021, occupancy costs decreased $109,000 from $8,877,000 (8.1% of restaurant sales) in fiscal 2021 to $8,815,000 (7.2% of restaurant sales).

Bad Daddy’s occupancy costs were $5,960,000 (6.7% of restaurant sales) for fiscal 2021, down from $6,025,000 (7.9% of restaurant sales) in fiscal 2020. The $113,000 decrease was primarily attributable to reduced personal property taxes and reduced rent on one Colorado location related to the COVID-19 pandemic. The decrease as a percentage of sales was due to the leveraging effect of increased restaurant sales.

Good Times occupancy costs were $2,855,000 (8.3% of restaurant sales) in fiscal 2021, up slightly from $2,852,000 (8.7% of restaurant sales) in fiscal 2020. The decrease as a percentage of sales was due to the closure of one restaurant in the first quarter of fiscal 2021, as well as the leveraging effect of increased restaurant sales.

Other Operating Costs: For fiscal 2021, other operating costs increased $2,763,000 from $12,148,000 (11.1% of restaurant sales) in fiscal 2020 to $14,911,000 (12.1% of restaurant sales).

Bad Daddy’s other operating costs were $11,643,000 (13.1% of restaurant sales) for fiscal 2021, up from $9,206,000 (12.1% of restaurant sales) in fiscal 2020. The $2,438,000 increase was partially attributable to the two new restaurants opened in fiscal 2020 and two new restaurants opened in the third and fourth fiscal quarter of 2021. The increase was attributable to significantly reduced sales in the third and fourth fiscal quarters of the prior year and a $1,407,000 increase in commissions paid to delivery service providers in the current fiscal year compared to the prior fiscal year. The percentage increase was primarily attributable to the significant shift in delivery sales as a percentage of overall sales throughout the COVID-19 pandemic.

Good Times other operating costs were $3,268,000 (9.5% of restaurant sales) in fiscal 2021, up from $2,942,000 (9.0% of restaurant sales) in fiscal 2020. The increase was primarily attributable to an approximate $119,000 increase in commissions paid to delivery service providers.

New Store Preopening Costs: For fiscal 2021, we incurred $766,000 of preopening costs compared to $1,031,000 in fiscal 2020. All of the preopening costs are related to our Bad Daddy’s restaurants.

Preopening costs in the current fiscal year are attributable to two restaurants that opened in the third and fourth quarters of fiscal 2021. Preopening costs in the prior fiscal year were primarily attributable to two restaurants that opened late during the fourth quarter of fiscal 2019, two restaurants that opened during the first fiscal quarter of 2020, and approximately $157,000 of non-cash operating lease costs associated with the two restaurants that opened in fiscal 2021. Preopening costs typically occur over a period of approximately five months; however, due to COVID-19 pandemic-related delays, the two restaurants opened in fiscal 2021 incurred preopening costs for approximately 15 months. Although the exact timing varies by location, we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs: Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and leasehold interests. For fiscal 2021, depreciation and amortization costs decreased $287,000 from $4,129,000 in fiscal 2020 to $3,842,000 in fiscal 2021.

Bad Daddy’s depreciation costs decreased $205,000 from $3,268,000 in fiscal 2020 to $3,064,000 in fiscal 2021. This decrease was attributable to reduced depreciation resulting from asset impairment charges recorded in the second quarter of fiscal 2020, offset by the two new restaurants opened in fiscal 2021.

Good Times depreciation costs decreased $83,000 from $861,000 in fiscal 2020 to $778,000 in fiscal 2021.

General and Administrative Costs: General and administrative costs include all corporate and administrative functions. Components of this category include corporate, regional and franchise support salaries and benefits; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses. For fiscal 2021, general and administrative costs increased $2,658,000 from $6,779,000 (6.2% of total revenues) in fiscal 2020 to $9,437,000 (7.6% of total revenue).

The $2,658,000 increase in general and administrative expenses in fiscal 2021 is primarily attributable to:

•	Increase of $1,520,000 in professional services primarily related to increased legal fees
•	Increase of $632,000 in administrative related payroll and benefit costs primarily related to a $471,000 increase in underwriting losses/excess claims costs on the Company’s partially self-insured health care plan and increased estimated incentive compensation over the prior year including a one-time bonus paid to the Company’s CEO in December 2020 in connection with the renegotiation of his employment contract
•	Increase of $222,000 related to business insurance premiums
•	Increase in costs associated with district management of $142,000 primarily related to increased estimated performance-based bonus provisions
•	Increase of $139,000 in computer and technology costs
•	Increase of $133,000 in travel and entertainment related costs
•	Increase of $79,000 in incentive stock compensation primarily related to options and restricted stock units granted to our Directors and Chief Executive Officer in connection with the renegotiation of his employment contract
•	Decrease of $65,000 in preliminary site costs
•	Decrease of $63,000 in corporate lease expenses
•	Increase of $59,000 in payroll processing fees associated with a vendor transition
•	Increase of $44,000 in director’s fees
•	Net decreases in all other expenses of $184,000

We expect general and administrative costs to continue to increase slightly from fiscal 2021 to fiscal 2022 due to increased insurance and health costs, and as we make investments in new human resource and financial management systems.

Advertising Costs: For fiscal 2021, advertising costs increased $88,000 from $1,993,000 (1.8% of total revenues) in fiscal 2020 to $2,082,000 (1.7% of total revenues).

Bad Daddy’s advertising costs decreased $81,000 from $848,000 (1.1% of total revenues) in fiscal 2020 to $767,000 (0.9% of total revenues) in fiscal 2021. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. All restaurants contribute to an advertising materials fund based on a percentage of restaurant sales. The current and prior years include advertising costs of $15,000 and $13,000, respectively, associated with franchise advertising contributions.

We anticipate that in fiscal 2022 Bad Daddy’s advertising costs as a percentage of total revenues will remain consistent with fiscal 2021.

Good Times advertising costs increased $169,000 from $1,145,000 (3.4% of total revenues) in fiscal 2020 to $1,314,000 (3.7% of total revenues) in fiscal 2021. Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide radio advertising, social media, on-site and point-of-purchase materials. The percentage contribution paid to the regional advertising cooperative was reduced at the start of the current fiscal year associated with a change in expected media mix. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

We anticipate that in fiscal 2022 Good Times advertising costs as a percentage of net revenues will remain relatively stable, between approximately 3.0% and 3.5%.

Franchise Costs: For fiscal 2021, franchise costs increased $7,000 from $20,000 in fiscal 2020 to $27,000 in fiscal 2021. The costs are primarily related to the Good Times franchised restaurants.

Gain or Loss on Restaurant Asset Disposals: For fiscal 2021, the gain on restaurant asset disposals was $37,000 compared to a gain of $45,000 in fiscal 2020. The gain in both fiscal 2021 and 2020 is primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants, as well as a gain of $8,000 related to the sale of miscellaneous restaurant equipment in fiscal 2020.

Long-lived Asset Impairment Charges: There were no asset impairment charges in fiscal 2021. In fiscal 2020, asset impairment charges were $5,606,000. We review long-lived assets and intangibles subject to amortization for impairment when there are factors that indicate the carrying value of such assets may not be recoverable.

Based upon the analysis we performed at March 31, 2020, we identified five restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets. The restaurants are all Bad Daddy’s restaurants. We recorded non-cash charges of $4,359,000 related to the impairment of these restaurants during the quarter ended March 31, 2020.

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

Goodwill Impairment Charges: We review goodwill for impairment on an annual basis or whenever indications of impairment arise. During fiscal 2021, no goodwill impairment charges were deemed necessary. In the second quarter of fiscal 2020, we recorded goodwill impairment of $10,000,000.

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

Income (Loss) from Operations: Income from operations was $6,897,000 in fiscal 2021 compared to a loss from operations of $12,041,000 in fiscal 2020.

The change from fiscal 2020 to fiscal 2021 was primarily attributable to the increase in net revenues and a decrease in asset and goodwill impairment costs and other changes discussed in the "Restaurant Operating Costs", “New Store Preopening Costs”, "General and Administrative Costs", “Advertising Costs”, “Franchise Costs”, and “Gain on Restaurant Asset Disposals” sections above.

Gain on Debt Extinguishment: Gain on debt extinguishment in fiscal 2021 was $11,778,000. This gain is related to forgiveness of PPP loans by the SBA. The breakdown of the forgiveness amount by operating segment is as follows:

Bad Daddy’s	$8,963
Good Times	2,269
Corporate	546
$11,778

There was no gain on debt extinguishment in fiscal 2020.

Net Income (Loss): The net income was $18,406,000 for fiscal 2021 compared to a net loss of $12,794,000 in fiscal 2020. The change from fiscal 2020 to fiscal 2021 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", “Payroll and Other Employee Benefits Costs,” "General and Administrative Costs", "Long-lived Asset Impairment Charges” and “Goodwill Impairment Charges” sections above.

Income Attributable to Non-Controlling Interests: For fiscal 2021, the income attributable to non-controlling interests was $1,613,000 compared to $1,122,000 in fiscal 2020. The non-controlling interest represents the limited partner’s share of income in the Good Times and Bad Daddy’s joint-venture restaurants. $822,000 of the current year income is attributable to the Bad Daddy’s joint-venture restaurants, compared to $493,000 in the prior year. $791,000 of the current year income is attributable to the Good Times joint-venture restaurants, compared to $629,000 in the prior year.

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplementary measure. You should review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2021	2020
Net income (loss), as reported	$16,787	$(13,916)
Depreciation and amortization (a)	3,770	4,082
Provision for income taxes	6	-
Interest expense, net	269	753
EBITDA	20,832	(9,081)
Preopening expense (a) (1)	766	1,032
Non-cash stock-based compensation (2)	362	283
GAAP rent – cash rent difference (3)	(508)	(207)
Gain on disposal of assets (4)	(37)	(45)
Gain on debt extinguishment	(11,778)	-
Goodwill impairment charge	-	10,000
Asset impairment charges (5)	-	5,606
Adjusted EBITDA	$9,637	$7,588

(a)	Depreciation and amortization expenses are presented net of the share attributable to the non-controlling interest.
(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 8 to the financial statements.
(3)	Represents the excess of cash rent incurred over the amount of GAAP rent recorded in the financial statements.

(4)	Primarily related to deferred gains on previous sale-leaseback transactions on two Good Times restaurants.
(5)	Represents costs recognized in connection the asset impairment charges as described in Note 1 to the financial statements.

Depreciation and amortization, preopening expense, and asset impairment charge have been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Please see “Item 1 Business-Recent Developments” for a discussion of the COVID-19 pandemic’s impact on our liquidity.

Cash and Working Capital: As of September 28, 2021, we had a working capital deficit of $1,442,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. Although we have two to four weeks to pay many of our vendors, we currently are paying our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts. Our current working capital deficit is largely caused by the recognition of short term lease liabilities, as we lease substantially all of our real estate and have both current- and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2022. As of September 28, 2021, we had no commitments outstanding. We anticipate any commitments in fiscal 2022 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

Financing

Cadence Credit Facility: The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of September 28, 2021, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. During the fiscal year ended September 28, 2021, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

The Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of September 28, 2021, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of September 28, 2021, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 28, 2021, the outstanding face value of such letters of credit was $157,500.

Paycheck Protection Program Loans: On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BDC (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

In June 2021, the SBA approved forgiveness in full of the Loans, including accrued interest, in the aggregate amount of $11,778,226, which was recognized as gain on debt extinguishment in the fiscal year ended September 28, 2021. The principal and accrued interest balance on each of these Loans is now zero, as of the forgiveness date specific to each of the Company’s and its subsidiaries’ Loans.

Total interest expense on notes payable and capital leases was $269,000 and $755,000 for fiscal 2021 and fiscal 2020, respectively.

Cash Flows: Net cash provided by operating activities was $9,145,000 for fiscal 2021 compared to net cash provided by operating activities of $8,369,000 in fiscal 2020. The net cash provided by operating activities for fiscal 2021 was the result of net income of $18,400,000 offset by non-cash reconciling items totaling $9,145,000. These reconciling items are comprised of 1) depreciation and amortization of general assets of $3,992,000, 2) amortization of operating lease assets of $3,515,000, 3) stock-based compensation expense of $362,000, 4) gain on debt forgiveness of $11,778,000, 5) deferred gain on the sale of assets of $37,000, 6) an increase in receivables and other assets of $604,000, 7) an increase in deferred liabilities and accrued expenses of $440,000, 8) a decrease in accounts payable of $1,389,000 and 9) a net decrease in amounts related to our operating leases of $3,762,000, and a provision for income taxes of $6,000.

Net cash used in investing activities in fiscal 2021 was $3,185,000 compared to net cash used in investing activities of $2,529,000 in fiscal 2020. Fiscal 2021 activity primarily reflects the purchases of property and equipment of $3,198,000. Purchases of property and equipment were comprised of the following:

•	$1,862,000 in costs for the development of Bad Daddy’s locations

•	$828,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$331,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$177,000 for miscellaneous capital expenditures related to our corporate office

Net cash used in financing activities in fiscal 2021 was $8,558,000 compared to net cash provided by financing activities of $2,869,000 in fiscal 2020. The fiscal 2021 activity is comprised of principal payments on notes payable and long-term debt of $5,500,000, the purchase of common stock in the Tender Offer equal to $1,533,000 in the aggregate, proceeds from the exercise of stock options equal to $440,000, contributions from non-controlling interests of $20,000 and distributions to non-controlling interests of $1,985,000.

Contingencies and Off-Balance Sheet Arrangements: We remain contingently liable on various leases underlying restaurants that were previously sold to franchisees. We have never experienced any losses related to these contingent lease liabilities, however if a franchisee defaults on the payments under the leases, we would be liable for the lease payments as the assignor or sub-lessor of the lease. Currently we have not been notified nor are we aware of any leases in default by the franchisees, however there can be no assurance that there will not be in the future which could have a material effect on our future operating results.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable. During the fiscal year ended September 28, 2021 the Company incurred $71,000 of contingent rent.

Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance charges, and various other expenses related to properties, which are expensed as incurred.

Employee Medical Plans: We sponsor health and welfare plans that provides medical insurance benefits to certain of our employees. We partially self-insure against claims made by participants in this plan and maintain coverage above a certain threshold for claims against individual claimants within a plan year (the “stop loss limit”). Prior to each plan year, we underwrite the plans based upon their then-current membership and estimate aggregate claims costs for the next plan year for each plan on a per-member average basis. Estimated costs (net of any employee contribution) are recognized as part of restaurant labor for restaurant employees. Estimated costs (net of any employee contribution) for non-restaurant employees are recognized as part of General and Administrative expenses. During the year, we periodically review claims costs against estimates made prior to the inception of the plan year. Significant differences between actual and estimated claims activity (“underwriting losses” or “underwriting gains”) are recognized as part of General and Administrative expenses. Due to the relatively small number of members in the plans, should we have a significant number of members with high cost claims in any given year, we may experience significant underwriting losses.

Non-controlling Interests: Non-controlling interests are presented as a separate item in the equity section of the consolidated balance sheet. Consolidated net income or loss attributable to non-controlling interests are presented on the face of the consolidated statement of operations. Additionally, changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, and that deconsolidation of a subsidiary is recorded as a gain or loss based on the fair value on the deconsolidation date.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company continues to remain subject to examination by federal authorities and state jurisdictions generally for fiscal years after 2017. The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of September 28, 2021.

Variable Interest Entities: Once an entity is determined to be a Variable Interest Entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. We previously had three franchisees with notes payable and after analysis we had determined that, while the franchisees were VIE’s, we are not the primary beneficiary of the entities, and therefore they are not required to be consolidated. We no longer have any notes receivable from any of our franchisees.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer (its principal executive officer and principal financial officer) has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2021. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on this assessment, our management concluded that, as of September 28, 2021, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter for the fiscal year ended September 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Nothing to report.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive proxy statement for our 2021 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive proxy statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement relating to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

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

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description
2.1**	Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
3.1(P)	Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)
3.2(P)	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)
3.3	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
3.4	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)
3.5	Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)
3.6	Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)
3.7	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)
3.8	Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)
3.9	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)
3.10	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 6, 2013 (File No. 000-18590) and incorporated herein by reference)

3.11	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated May 2, 2014 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
3.12	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated December 18, 2014 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014 (File No. 000-18590) and incorporated herein by reference)
3.13	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated November 16, 2017 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed November 22, 2017 (File No. 000-18590) and incorporated herein by reference)
3.14	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated April 13, 2018 (previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
4.2	Form of 3.25% Promissory Note (previously filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed May 7, 2015 (File No. 000-18590) and incorporated herein by reference)
4.3*	Description of Securities
10.1+	Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.2+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.3+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Annex B to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.4+	Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.5+	Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed December 18, 2020 (File No. 000-18590) and incorporated herein by reference)
10.6	Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)
10.7	Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)
10.8	Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.9+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Scott G. LeFever (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.10+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Susan M. Knutson (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

10.11+	Employment Agreement, effective August 1, 2017, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2017 (File No. 000-18590) and incorporated herein by reference)
10.12+	Amended Employment Agreement, effective August 5, 2019, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.13+	Amended and Restated Employment Agreement, dated April 6, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2020 (File No. 000-18590) and incorporated herein by reference)
10.14+	Second Amended and Restated Employment Agreement, dated December 24, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2020 (File No. 000-18590) and incorporated herein by reference)
10.15+	Severance Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.16+	Repurchase Option Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.2 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.17	Cadence Bank Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.18	Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.19	Cadence Bank First Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 12, 2017 (File No. 000-18590) and incorporated herein by reference)
10.20	Cadence Bank Second Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2018 (File No. 000-18590) and incorporated herein by reference)
10.21	Cadence Bank Third Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 10-Q filed May 10, 2019 (File No. 000-18590) and incorporated herein by reference)
10.22	Cadence Bank Fourth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 13, 2019 (File No. 000-18590) and incorporated herein by reference)
10.23	Cadence Bank Fifth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 14, 2021 (File No. 000-18590) and incorporated herein by reference)
10.24	Cadence Bank Sixth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 16, 2021 (File No. 000-18590) and incorporated herein by reference)
10.25	Consent and Forbearance Agreement, dated as of April 14, 2020 but effective March 31, 2020 by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 20, 2020 (File No. 000-18590) and incorporated herein by reference)
10.26	Promissory Note, dated as of May 7, 2020, by Good Times Restaurants, Inc. in favor of Cadence Bank, NA (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.27	Promissory Note, dated as of May 7, 2020, by Bad Daddy’s International, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)

10.28	Promissory Note, dated as of May 7, 2020, by Good Times Drive-Thru Inc.in favor of Cadence Bank, NA (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.29	Promissory Note, dated as of May 7, 2020, by BD of Colorado, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.30	Agreement, dated March 12, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2018 (File No. 000-18590) and incorporated herein by reference)
10.31	Amendment to Agreement, dated April 13, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
21.1*	Subsidiaries of the Company
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

**	The schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment of omitted items.

+	Indicates management compensatory plan, contract, or arrangement.

(P) Paper exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
December 16, 2021
Ryan M. Zink Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan M. Zink
Ryan M. Zink, Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer December 16, 2021

/s/ Geoffrey R. Bailey
Geoffrey R. Bailey, Chairman of the Board December 16, 2021

/s/ Charles Jobson
Charles Jobson, Director December 16, 2021

/s/ Jason S. Maceda
Jason S. Maceda, Director December 16, 2021

/s/ Robert J. Stetson
Robert J. Stetson, Director December 16, 2021

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Good Times Restaurants Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and Subsidiaries (the “Company”) as of September 28, 2021 and September 29, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 28, 2021 and September 29, 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Denver, Colorado

December 16, 2021

We have served as the Company’s auditor since 2017.

Good Times Restaurants Inc. and Subsidiaries Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 28, 2021	September 29, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,856	$11,454
Receivables	644	656
Prepaid expenses and other	641	275
Inventories	1,303	1,093
Notes receivable	-	13
Total current assets	11,444	13,491

PROPERTY AND EQUIPMENT
Land and building	4,704	4,704
Leasehold improvements	35,089	33,280
Fixtures and equipment	30,286	28,593
	70,079	66,577
Less accumulated depreciation and amortization	(42,852)	(38,908)
Total net property and equipment	27,227	27,669

OTHER ASSETS:
Operating lease right-of-use assets, net	45,737	49,252
Notes receivable, net of current portion	-	-
Deposits and other assets	219	209
Trademarks	3,900	3,900
Other intangibles, net	4	22
Goodwill	5,150	5,150
	55,010	58,533
TOTAL ASSETS	$93,681	$99,693

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$-	$6,242
Accounts payable	1,496	2,581
Deferred income	61	69
Operating lease liabilities, current	4,935	4,689
Other accrued liabilities	6,394	5,055
Total current liabilities	12,886	18,636

LONG-TERM LIABILITIES:
Maturities of long-term debt due after one year	-	10,903
Operating lease liabilities, net of current portion	49,723	53,731
Deferred and other liabilities	202	1,440
Total long-term liabilities	49,925	66,074

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of September 28, 2021 and September 29, 2020, respectively	-	-
Common stock, $.001 par value; 50,000,000 shares authorized 12,512,072 and 12,612,852 shares issued and outstanding as of September 28, 2021 and September 29, 2020, respectively	13	13
Capital contributed in excess of par value	59,021	58,219
Treasury stock, at cost; 376,351 and 43,110 shares as of September 28, 2021 and September 29, 2020, respectively	(1,608)	(75)
Accumulated deficit	(27,680)	(44,467)
Total Good Times Restaurants Inc. shareholders' equity	29,746	13,690
Non-controlling interests	1,124	1,293
Total shareholders’ equity	30,870	14,983
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,681	$99,693

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries Consolidated Statements of Operations

(In thousands, except share and per share data)

	Fiscal
	2021	2020
	(52 Weeks)	(53 Weeks)
NET REVENUES:
Restaurant sales	$123,058	$109,078
Franchise revenues	895	780
Total net revenues	123,953	109,858
RESTAURANT OPERATING COSTS:
Food and packaging costs	36,164	32,599
Payroll and other employee benefit costs	41,049	38,762
Restaurant occupancy costs	8,815	8,875
Other restaurant operating costs	14,911	12,148
Preopening costs	766	1,031
Depreciation and amortization	3,842	4,129
Total restaurant operating costs	105,547	97,544

General and administrative costs	9,437	6,781
Advertising costs	2,082	1,993
Franchise costs	27	20
Impairment of goodwill	-	10,000
Impairment of long-lived assets	-	5,606
Gain on restaurant asset sale	(37)	(45)

INCOME (LOSS) FROM OPERATIONS	6,897	(12,041)

OTHER INCOME (EXPENSES):
Interest income	-	2
Interest expense	(269)	(755)
Gain on debt extinguishment	11,778	-
Total other income (expense), net	11,509	(753)

NET INCOME (LOSS) BEFORE INCOME TAXES	$18,406	$(12,794)

Provision for income taxes	$6	$-

NET INCOME (LOSS)	$18,400	$(12,794)

Income attributable to non-controlling interests	$(1,613)	$(1,122)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$16,787	$(13,916)

NET INCOME (LOSS) PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$1.32	$(1.10)
Diluted	$1.31	$(1.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,677,652	12,594,952
Diluted	12,828,180	12,594,952

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

For the Period from September 24, 2019 thru September 28, 2021

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock		Capital Contributed	Non- Controlling
	Shares	Amount	Issued Shares	Par Value	in Excess of Par Value	Interest In Partnerships	Accumulated Deficit	Total
BALANCES, September 24, 2019	0	$0	12,541,082	$13	$57,936	$1,522	$(30,551)	$28,920

Stock-based compensation cost	-	-	-	-	283	-	-	283
Restricted stock unit vesting	-	-	112,467	-	-	-	-
Stock option exercise	-	-	2,413	-	-	-	-
Treasury shares purchased	43,110	(75)	(43,110)	-	-	-	-	(75)
Income attributable to non-controlling interests	-	-	-	-	-	1,122	-	1,122
Distributions to unrelated limited partners	-	-	-	-	-	(1,373)	-	(1,373)
Contributions from unrelated limited partners	-	-	-	-	-	22	-	22
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(13,916)	(13,916)

BALANCES, September 29, 2020	43,110	$(75)	12,612,852	$13	$58,219	$1,293	$(44,467)	$14,983

Stock-based compensation cost	-	-	-	-	362	-	-	362
Restricted stock unit vesting	-	-	47,779	-	-	-	-	-
Stock option exercise	-	-	184,682	-	440	-	-	440
Treasury shares purchased	333,241	(1,533)	(333,241)	-	-	-	-	(1,533)
Income attributable to non-controlling interests	-	-	-	-	-	1,613	-	1,613
Distributions to unrelated limited partners	-	-	-	-	-	(1,802)	-	(1,802)
Contributions from unrelated limited partners	-	-	-	-	-	20	-	20
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	16,787	16,787

BALANCES, September 28, 2021	376,351	$(1,608)	12,512,072	$13	$59,021	$1,124	$(27,680)	$30,870

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal
	2021	2020
	(52 Weeks)	(53 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$18,400	$(12,794)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,992	4,313
Amortization of operating lease assets	3,515	4,025
Recognition of deferred gain on sale of restaurant building	(37)	(37)
Impairment of goodwill	-	10,000
Impairment of long-lived assets	-	5,606
Stock based compensation expense	362	283
Gain on loan extinguishment	(11,778)	-
Provision for income taxes	6	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and prepaids	12	492
Inventories	(210)	35
Deposits and other assets	(406)	(163)
(Decrease) increase in:
Accounts payable	(1,389)	(496)
Deferred liabilities	(8)	-
Operating lease liabilities	(3,762)	(3,714)
Accrued and other liabilities	448	819
Net cash provided by operating activities	9,145	8,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(3,198)	(2,596)
Proceeds from the sale of fixed assets	-	55
Payments received on loans to franchisees and to others	13	12
Net cash used in investing activities	(3,185)	(2,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	(5,500)	(12,650)
Borrowings on notes payable and long-term debt	-	16,945
Payment for the purchase of treasury stock	(1,533)	(75)
Proceeds from stock option exercises	440	-
Contributions from non-controlling interests	20	22
Distributions to non-controlling interests	(1,985)	(1,373)
Net cash (used in) provided by financing activities	(8,558)	2,869

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,598)	8,709
CASH AND CASH EQUIVALENTS, beginning of year	11,454	2,745
CASH AND CASH EQUIVALENTS, end of year	$8,856	$11,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$151	$694
Non-cash additions of property and equipment	$304	$(697)

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar amounts in thousands, except share and per share data)

1.Organization and Summary of Significant Accounting Policies:

Organization – Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiaries Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BD of Colo”), Bad Daddy’s Franchise Development, LLC (“BDFD”), and Bad Daddy’s International, LLC (“BDI”).

BD of Colo was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of September 28, 2021, operates thirty-four company-owned and five joint-venture full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in the Southeast region of the United States and the state of Colorado, franchises one restaurant in South Carolina, licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership, and operates one non-traditional location in a Denver-based brewery’s tap room.

Drive Thru commenced operations in 1986 and as of September 28, 2021, operates seventeen Company-owned and seven joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

COVID-19 Pandemic – The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the fiscal years ended September 28, 2021 and September 29, 2020.

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

During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms once again closed by government orders. In early January 2021, we re-opened these dining rooms, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open, at reduced capacity, during this time. Presently, all of our Bad Daddy’s restaurants are allowed to operate at full capacity although staffing constraints throughout the year, primarily in the third and fourth fiscal quarters, and presently, have caused some restaurants to operate at less than full capacity.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business, including the recent acceleration of the spread of various variants of COVID-19; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths. Furthermore, although certain available vaccines may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations or variants of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining. Customer and employee attitudes towards the vaccine, particularly in light of OSHA’s recently released Emergency Temporary Standard related to vaccination and testing, may impact our business, including reducing the pool of employees willing to work and, should vaccination be required by regulation for customers to visit our restaurants, customer traffic may be negatively affected.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, and other products used in the production of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic have resulted in product shortages and could result in future product shortages and in-turn could require us to serve a limited menu, restrict the number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. Ongoing material adverse impacts from the COVID-19 pandemic, including recent industry-wide labor shortages, the impact and duration of which are uncertain, could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

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

We currently have a meaningful cash balance and generated significant cash flow from operations during fiscal 2021. We used a portion of this cash balance to repurchase Company stock by means of a tender offer. On August 13, 2021, the Company commenced a tender offer (the “Tender Offer”) to purchase up to 1,413,000 shares of its common stock at a price per share of $4.60. On September 10, 2021, at 11:59pm, the offer expired, and the Company subsequently accepted for payment, at a purchase price of $4.60 per share, a total of 333,241 shares properly tendered and not properly withdrawn before the expiration date, at an aggregate cost of approximately $1,532,908, excluding fees and expenses relating to the Tender Offer.

While we believe that we will continue to have adequate working capital to meet our current needs, should business decline significantly, we would not likely choose to, and we may not be able to, take some of the same actions as we took during fiscal 2020 to increase our liquidity as they would negatively impact the long-term performance of the business. Furthermore, the COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer various tangential impacts of the COVID-19 pandemic last.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks, which was the case in Fiscal 2020. Fiscal year 2021 began September 30, 2020 and ended September 28, 2021; fiscal year 2020 began September 25, 2019 and ended September 29, 2020.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiaries, one limited partnership in which the Company exercises control as general partner, and five limited liability companies, in which the Company exercises control as managing member. The Company owns an approximate 54% interest in the Drive Thru limited partnership, is the sole general partner, and receives a management fee prior to any distributions to the limited partner. Because the Company owns an approximate 54% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s consolidated financial statements. The Company owns an approximate 50% to 75% interest in four of the Bad Daddy’s limited liability companies and an approximate 23% interest in one. The Company is the managing member and receives royalty and management fees prior to any distributions to the other members. Because the Company exercises complete management control over all decisions for the five companies, except for certain veto rights, the financial statements of the limited liability companies are consolidated into the Company’s financial statements. The equity interests of the unrelated limited partner and members are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ or members’ share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. All inter-company accounts and transactions are eliminated in consolidation.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. As such the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. We intend to utilize all of the advertising contributions towards advertising expenditures, however the timing of those expenditures may not occur in the year in which the advertising funds were collected. Historically we have returned to our franchisees excess advertising funds collected from them, however beginning in the current year have retained those funds to be used in future years and to better manage the cash flow of the advertising fund and recognized as a reduction of advertising expenses. Contributions to the Advertising Funds from our franchisees were $278,000 and $244,000 for the fiscal years ended September 28, 2021 and September 29, 2020, respectively.

Accounting Estimates – The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates of and assumptions related to the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include valuation of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, valuation of asset groups for impairment testing, accruals for employee benefits, and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Additionally, in the context of the ongoing global COVID-19 pandemic, future facts and circumstances could change and impact our estimates.

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

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that generally exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000. The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts. Certain of the Company’s accounts exceeded the FDIC insured limits as of September 28, 2021 and September 29, 2020.

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees, due in the normal course of business, generally requiring payment within thirty days of the invoice date. Additionally, accounts receivable includes payments due from property landlords related to tenant improvement allowances. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. There were no allowances for unrecoverable accounts receivable at September 28, 2021 or September 28, 2020.

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

Trademarks – Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. No trademark impairment charges were recognized during the fiscal years ended September 28, 2021 or September 28, 2020.

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

The following table presents goodwill associated with each reporting unit as of September 28, 2021 and September 29, 2020 (in thousands):

	September 28, 2021	September 29, 2020
Good Times	$96	$96
Bad Daddy’s	5,054	5,054
Total	$5,150	$5,150

In March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where the Company operates to issue stay-at-home orders, leading to an unexpected significant disruption to the Company's business requiring the Company to close its restaurant dining rooms and operate its Bad Daddy’s restaurants under a delivery and carry-out model. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a sustained decline in the Company's stock price were determined to be indicators of impairment for its Bad Daddy’s reporting unit. As such, using Level 3 inputs, the Company performed a quantitative goodwill impairment assessment using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, and a discount rate that approximates the Company's weighted average cost of capital. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value and recognized a non-cash goodwill impairment charge of $10.0 million in the fiscal quarter ending March 31,2020, equal to the excess of the Bad Daddy’s reporting unit's carrying value above its fair value. No goodwill impairment charges were recognized related to goodwill attributable to its Good Times reporting unit in fiscal 2020 and no goodwill impairment charges were recognized for either reporting unit in fiscal 2021.

Impairment of Long-Lived Assets – We review our long-lived assets including land, property and equipment for impairment when there are factors that indicate that the carrying amount of an asset may not be recoverable. We assess recovery of assets at the individual restaurant level and typically include an analysis of historical cash flows, future operating plans, and cash flow projections in assessing whether there are indicators of impairment. Recoverability of assets to be held and used is measured by comparing the net book value of the assets of an individual restaurant to the fair value of those assets. This impairment process involves judgment in the use of estimates and assumptions pertaining to future projections and operating results.

There were no impairments in the fiscal year ended September 28, 2021.

Given the results of our analyses at March 31, 2020 and June 30, 2020, we identified six restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets.

The restaurants are all Bad Daddy’s restaurants, two each in North Carolina and Colorado, and one each in Tennessee and Georgia. We recorded non-cash charges of $5,291,000 related to the impairment of these restaurants during the fiscal year ended September 29, 2020.

Leases – On September 25, 2019, the first day of fiscal year 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." As a result, the Company updated its significant accounting policy for leases. For the impact of the adoption on the Company's consolidated financial statements see Note 6.

The Company determines if a contract contains a lease at inception. The Company currently has leases that are classified as operating leases. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in most cases the Company is not making rent payments.

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

Operating lease expense is recognized on a straight-line basis over the lease term. In certain situations, lease contracts are amended or otherwise changed. Based upon an analysis of those changes, specifically whether additional rights have been conveyed and additional lease payments are required, the Company will assess whether the original lease is remeasured, or whether an additional lease has been created. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable. The Company has four subleases in which the sublessee generally pays the master landlord directly. We disclose details of sublease income and its impact on operating lease expense in Note 6.

Deferred Liabilities – As a result of the COVID-19 pandemic and pursuant to the CARES Act, the Company deferred payment of applicable employment taxes from April through December 2020. The amount deferred as of September 29, 2020 was $1,200,000. Under the CARES Act, 50% of the total deferred employment tax was to be repaid on December 31, 2021, with the remaining amount due on December 31, 2022. As such, the Company recorded the entirety of the deferred employment tax as a long-term liability as of September 29, 2020. All deferred employment taxes were subsequently repaid during the fiscal year ended September 28, 2021.

Revenue Recognition – Revenues consist primarily of sales from restaurant operations and franchise revenue, which includes franchisee royalties and contributions to advertising funds. Revenues associated with gift card breakage are immaterial to our financials. The Company recognizes revenue, pursuant to ASU 2014-09, Revenue from Contracts with Customers (Topic 606), when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

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

Income Taxes – We account for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are adjusted as necessary.

Although the Company had net income during the fiscal year ended September 28, 2021, we have significant net operating loss carryforwards from prior years and incurred additional net operating losses during the fiscal year ended September 29, 2020. Full valuation allowances were made to reduce any deferred tax assets incurred to zero; therefore, no income tax provision or benefit was recognized for the fiscal years ended September 28, 2021 and September 29, 2020 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2018 through 2021. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 28, 2021.

Net Income (Loss) Per Common Share – Our basic earnings per share calculation is computed based on the weightedaverage number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock units and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	September 28, 2021	September 29, 2020

Weighted-average shares outstanding basic	12,677,652	12,594,952
Effect of potentially dilutive securities:
Stock options	88,576	-
Restricted stock units	61,952	-
Weighted-average shares outstanding diluted	12,828,180	12,594,952
Excluded from diluted weighted-average shares outstanding:
Antidilutive	75,641	722,871

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. At September 28, 2021 and September 29, 2020, notes receivable totaled $0 and $13,000. Additionally, the Company has other current receivables totaling $644,000 as of September 28, 2021, which includes $142,000 of franchise receivables, $85,000 related to lease incentives, and $417,000 for miscellaneous receivables, primarily receivables from food vendors under rebate programs; and $656,000 as of September 29, 2020, which included $77,000 of franchise receivables, $338,000 related to lease incentives, and $241,000 for miscellaneous receivables. All are due in the normal course of business. The Company believes it will collect fully on all receivables.

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

Variable Interest Entities – Once an entity is determined to be a variable interest entity (VIE), the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. The Company previously had three franchisees with notes payable to the Company. These franchisees were VIE’s; however, the owners of the franchise operations are the primary beneficiaries of the entities, not the Company. Therefore, they are not required to be consolidated. We no longer have notes receivables from any of our franchisees.

Fair Value of Financial Instruments – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Non-controlling Interests – The equity interests of unrelated limited partners and members are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as non-controlling interests and are adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions or contributions to the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. All inter-company accounts and transactions are eliminated.

Our non-controlling interests currently consist of one joint venture partnership involving Good Times restaurants and five joint venture partnerships involving five Bad Daddy’s restaurants.

Recent Accounting Pronouncements – ASU No. 2019-12, Simplifying the Accounting for Income Taxes - In December 2019, the FASB issued ASU 2019-12, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The new guidance is effective for public entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of fiscal 2022. Early adoption is permitted. We anticipate adopting this update in the first quarter of fiscal 2022 and do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company’s consolidated financial statements.

2.Goodwill and Intangible Assets:

The following table presents goodwill and intangible assets as of September 28, 2021 and September 29, 2020 (in thousands):

	September 28, 2021			September 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$50	$(46)	$4	$50	$(28)	$22
	$50	$(46)	$4	$50	$(28)	$22
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$3,950	$(46)	$3,904	$3,950	$(28)	$3,922

Goodwill	$5,150	$-	$5,150	$5,150	$-	$5,150

As previously discussed in Note 1, the Company recorded a $10,000,000 impairment to goodwill in the second fiscal quarter of 2020 related to goodwill attributable to its Bad Daddy’s reporting unit.

There were no impairments to intangible assets during the fiscal year ended September 28, 2021. The aggregate amortization expense related to these intangible assets subject to amortization was $20,000 for the fiscal year ended September 28, 2021. The Company’s franchise rights were fully amortized at the end of the second fiscal quarter of 2020 and the intangible asset and the related accumulated amortization were written off in the third fiscal quarter of 2020.

3.Notes Payable and Long-Term Debt:

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of June 29, 2021, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly-announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. During the fiscal year ended September 28, 2021, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

As of September 28, 2021, the Cadence Credit Facility, as amended, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of September 28, 2021, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of September 28, 2021, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 28, 2021, the outstanding face value of such letters of credit was $157,500.

Paycheck Protection Program Loans

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BDC (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

In June 2021, the SBA approved forgiveness in full of the Company’s Loan as well as the Loans of the Company’s subsidiaries, including accrued interest, in the aggregate amount of $11,778,226, which was recognized as gain on debt extinguishment in the fiscal year ended September 28, 2021. The principal and accrued interest balance on each of these Loans is now zero, as of the forgiveness date specific to each of the Company’s and its subsidiaries’ Loans.

Total interest expense on notes payable and capital leases was $269,000 and $755,000 for fiscal 2021 and fiscal 2020, respectively.

Components of Long-Term Debt

The components of long-term debt as reflected on our consolidated balance sheets are as follows (in thousands):

	September 28, 2021	September 29, 2020
Current Maturities
Cadence Credit Facility	$-	$1,000
PPP Loans	-	5,242
Total Current Maturities	$-	$6,242

Maturities due after One Year
Cadence Credit Facility	-	4,500
PPP Loans	-	6,403
Total Maturities after One Year	$-	$10,903

4.Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	September 28, 2021	September 29, 2020
Wages and other employee benefits	$3,282	$2,056
Taxes, other than income tax	1,334	1,397
Gift card liability, net of breakage	375	240
General expense accrual and other	1,403	1,362
Total	$6,394	$5,055

5.Commitments and Contingencies:

As of September 28, 2021, the Company had no total commitments outstanding related to construction contracts.

As previously disclosed in the Company’s Form 10-K for the fiscal year ended September 29, 2020, the Company is the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On August 31, 2021, the Company’s retained damages expert submitted a report in response to the plaintiffs’ claims for damages. Good Times contends that the most reasonable estimation of damages is between $332,000 and $3.3 million. The estimate assumes a finding of liability in favor of the plaintiffs and their ability to satisfy the legal standards for proving damages. The Company views these events as not probable. On October 25, 2021, the Court granted the plaintiffs leave to amend their complaint and add new causes of action and damages. The Company will continue to vigorously pursue a full defense of this matter on the merits. Because the Company has concluded that a loss is not probable, we therefore have not recorded a liability related to the litigation. The Company will continue to evaluate this matter based on new information as it becomes available.

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

6.Leases:

The Company’s office space and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire at various dates over the next 16 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid $71,000 and $18,000 in contingent rentals for fiscal 2021 and fiscal 2020, respectively.

The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The initial lease terms for our restaurants range from 10 years to 20 years, most of which at lease inception included renewal options of 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years.

Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance charges, and various other expenses related to properties, which are expensed as incurred.

Components of operating lease costs in the consolidated statements of operations for the fiscal years ended September 28, 2021 and September 29, 2020 are as follows (in thousands):

	Classification	Fiscal 2021	Fiscal 2020
Operating lease cost	Occupancy, Other restaurant operating costs, preopening costs and General and administrative expenses, net	$7,154	$7,204
Variable lease cost	Occupancy	71	80
Sublease income	Occupancy	(535)	(500)
Total lease expense		$6,690	$6,784

Components of lease assets and liabilities on the consolidated balance sheets as of September 28, 2021 and September 29, 2020 are as follows (in thousands):

	Classification	September 28, 2021	September 29, 2020
Right-of-use assets	Operating lease assets	$45,737	$49,252

Current lease liabilities	Operating lease liability	$4,935	$4,689
Non-current lease liabilities	Operating lease liability, less current portion	49,723	53,731
Total lease liabilities		$54,658	$58,420

Supplemental cash flow disclosures for the fiscal years ended September 28, 2021 and September 29, 2020 (in thousands):

	Fiscal 2021	Fiscal 2020
Cash paid for operating lease liabilities	$7,028	$6,840

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$324	$2,390

Weighted average lease term and discount rate are as follows:

	September 28, 2021	September 29, 2020
Weighted average remaining lease term (in years)	9.5	10.4

Weighted average discount rate	5.0%	5.0%

Future minimum rent payments for our operating leases for each of the next five years as of September 28, 2021 are as follows (in thousands):

Fiscal year ending:	Total
2022	$7,553
2023	7,625
2024	7,485
2025	7,590
2026	7,041
Thereafter	32,061
Total minimum lease payments	69,355
Less: imputed interest	(14,697)
Present value of lease liabilities	$54,658

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

7.Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at the period end (in thousands):

	September 28, 2021	September 29, 2020
	Long Term	Long Term
Deferred income tax assets (liabilities):
Tax effect of net operating loss carry-forward	$4,061	$2,686
General business credits	4,353	3,618
Partnership/joint venture basis differences	(5)	(2)
Deferred revenue	65	80
Property and Equipment basis differences	(1,764)	(1,866)
Intangibles basis differences	678	1,087
ROU asset	(9,804)	(10,516)
Long-term lease liability	11,782	12,549
Other accrued liability and asset difference	5	(232)
Deferred tax assets	9,371	7,404
Less valuation allowance	(9,371)	(7,404)
Net deferred tax asset (liabilities)	$-	$-

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $11,197,000 from 2019, $3,525,000 from 2018, and $1,523,000 from 2011 and prior for income tax purposes. The net operating loss carry-forwards from periods prior to 2019 expire between 2025 and 2038. Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2012 is limited to approximately $160,000 per year. The Company has general business tax credits of $4,353,000 from 2015 through 2021 which expire from 2034 through 2040.

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

The following table summarizes the components of the provision for income taxes (in thousands):

	Fiscal 2021	Fiscal 2020
Current income tax expense (benefit)	$6	$-
Deferred income tax expense (benefit)	-	-
Total income tax expense (benefit)	$6	$-

Total income tax expense for the years ended September 28, 2021 and September 29, 2020 differed from the amounts computed by applying the U.S. Federal statutory tax rate to pre-tax income as follows (in thousands):

	Fiscal 2021	Fiscal 2020
Total expense (benefit) computed by applying statutory federal rate	$3,527	$(2,922)
State income tax, net of federal tax benefit	260	(51)
FICA/WOTC tax credits	(587)	(550)
Effect of change in tax law	(2,875)	-
Effect of change in valuation allowance	1,967	763
Permanent differences	(2,338)	2,510
Other	52	250
Provision for income taxes	$6	$-

8.Shareholders’ Equity:

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

The Company has the authority to issue 50,000,000 shares of common stock with a par value of $.001. As of September 28, 2021 and September 29, 2020 there were 12,512,072 and 12,612,852 shares outstanding, respectively.

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

The Company recorded $362,000 and $283,000 in total stock option and restricted stock compensation expense during fiscal years 2021 and 2020, respectively, that was classified as general and administrative costs.

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

During the fiscal year ended September 28, 2021, the Company granted 90,000 incentive stock options to its Chief Executive Officer, from available shares under its 2018 Plan, with an exercise price of $2.33 per share and a per share weighted average fair value of $1.22. These options were granted pursuant to the Chief Executive Officer’s Second Amended and Restated Employment Agreement dated December 24, 2020. These options became fully vested on April 6, 2021 pursuant to the terms of the employment agreement and related stock option grant agreement.

During the fiscal year ended September 29, 2020, there were no incentive stock options granted.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Incentive and Non-Statutory Stock Options

Fiscal Year
2021
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

The following table summarizes stock option activity for fiscal year 2021 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding at beginning of year	630,268	$3.56
Options granted	90,000	$2.33
Options exercised	(187,291)	$2.42
Forfeited	(68,533)	$5.22
Expired	(20,629)	$1.56
Outstanding Sept 28, 2021	443,815	$3.63	5.7
Exercisable Sept 28, 2021	352,261	$3.49	5.5

As of September 28, 2021, the aggregate intrinsic value of the outstanding and exercisable options was $723,000 and $634,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 28, 2021, the total remaining unrecognized compensation cost related to non-vested stock options was $98,000 and is expected to be recognized over a weighted average period of approximately 1.9 years.

There were 187,291 stock options exercised during the fiscal year ended September 28, 2021 with proceeds of approximately $440,000. There were 15,646 stock options exercised that resulted in an issuance of 2,413 shares during the fiscal year ended September 29, 2020 with no proceeds in conjunction with the termination of the Company’s CEO pursuant to a severance and separation agreement.

Common Stock and Performance Share Grants

During the fiscal year ended September 28, 2021, the Company granted its Directors 12,948 shares of common stock and its Chief Executive Officer 10,000 performance shares from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $2.78 and $2.77, respectively, which is equal to the closing price of the stock on the date of grants. The performance shares granted to the Chief Executive Officer became fully vested on April 6, 2021 pursuant to the vesting provisions set forth in the grant notice.

No common stock or performance shares were granted during the fiscal year ended September 29, 2020.

Restricted Stock Units

No restricted stock units were granted during the fiscal year ended September 28, 2021.

During the fiscal year ended September 29, 2020 the Company granted a total of 60,336 restricted stock units from available shares under its 2018 Plan. 46,336 shares were issued with a grant date fair market value of $1.54 which is equal to the closing price of the stock on the date of the grant, these restricted stock units vest three years following the grant date. 14,000 shares were issued with a grant date fair market value of $1.67 which is equal to the closing price of the stock on the date of the grant, these restricted stock units vested on their grant date.

A summary of the status of non-vested restricted stock units as of September 28, 2021 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested shares at beginning of year	92,604	$1.54 to $3.95
Vested	(26,894)	$2.52 to $3.95
Forfeited	(3,758)	$2.30 to $2.68
Non-vested shares at September 28, 2021	61,952	$1.54 to $3.95

As of September 28, 2021, there was $36,000 of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 0.95 years.

Tender Offer

On August 13, 2021, the Company commenced a tender offer to purchase up to 1,413,000 shares of its common stock at a price per share of $4.60. On September 10, 2021, at 11:59pm, the offer expired, and the Company subsequently accepted for payment, at a purchase price of $4.60 per share, a total of 333,241 shares properly tendered and not properly withdrawn before the expiration date, at an aggregate cost of approximately $1,532,908, excluding fees and expenses relating to the tender offer.

Non-controlling Interests

Non-controlling interests are presented as a separate item in the shareholders’ equity section of the consolidated balance sheets. The amount of consolidated net income or loss attributable to non-controlling interests is presented on the face of the consolidated statements of operations. Changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that do result in deconsolidation of a subsidiary require gain or loss recognition based on the fair value on the deconsolidation date.

The equity interests of the unrelated limited partners and members are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash contributions or distributions to or from the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the subsidiary is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. All inter-company accounts and transactions are eliminated.

The following table summarizes the activity in non-controlling interests during the year ended September 28, 2021 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 29, 2020	$1,023	$270	$1,293
Income attributable to non-controlling interests	$822	$791	$1,613
Contributions from unrelated limited partners	$20	$-	$20
Distributions to unrelated limited partners*	$(952)	$(850)	$(1,802)
Balance at September 28, 2021	$913	$211	$1,124

* Includes $169,000 of distributions reflected on our consolidated balance sheet in other accrued liabilities at September 28, 2021.

Our non-controlling interests consist of one joint venture partnership involving Good Times restaurants and five joint venture partnerships involving five Bad Daddy’s restaurants.

9.Retirement Plan:

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements. Under the plan, employees are entitled to make contributions on both a pre-tax basis or after-tax basis (Roth Contributions). In fiscal year 2015 the Company modified the plan to include a provision to make a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contribution expense in fiscal 2021 and 2020 was $216,000 and $177,000, respectively. The matching contribution has historically been contributed to the plan in the fiscal year following the year in which the expense is recognized. During the current year, the Company changed the method in which the matching contribution is made, such that the match is made at the same time employee contributions are made, with a true-up contribution made in the fiscal year following the year in which any respective expense would be recognized.

10.Segment Reporting:

All of our Good Times Burgers and Frozen Custard restaurants (“Good Times”) compete in the quick-service drive-thru dining industry while our Bad Daddy’s Burger Bar restaurants (“Bad Daddy’s”) compete in the full-service upscale casual dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Fiscal Year
	2021	2020
Revenues
Bad Daddy’s	$88,844	$76,538
Good Times	35,109	33,320
	$123,953	$109,858
Income (loss) from operations
Bad Daddy’s	$3,408	$(14,837)
Good Times	3,623	3,035
Corporate	(134)	(239)
	$6,897	$(12,041)
Capital Expenditures
Bad Daddy’s	$2,690	$2,351
Good Times	331	212
Corporate	177	33
	$3,198	$2,596

Property & Equipment, net
Bad Daddy’s	$23,485	$23,586
Good Times	3,480	3,874
Corporate	262	209
	$27,227	$27,669

11.Subsequent Events:

None.