Form 10-Q
period 2021-12-28
Good Times Restaurants Inc.
filed 2022-02-03
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 28, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number: 0-18590

______________________________________

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	84-1133368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

651 CORPORATE CIRCLE, GOLDEN, CO 80401

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

As of February 2, 2022, there were 12,563,491 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 28, 2021

PART I. - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 28, 2021	September 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,640	$8,856
Receivables, net of allowance for doubtful accounts of $0	2,350	644
Prepaid expenses and other	1,572	641
Inventories	1,309	1,303
Total current assets	12,871	11,444
PROPERTY AND EQUIPMENT:
Land and building	4,670	4,704
Leasehold improvements	34,700	35,089
Fixtures and equipment	29,527	30,286
Total property and equipment	68,897	70,079
Less accumulated depreciation and amortization	(42,573)	(42,852)
Total net property and equipment	26,324	27,227
OTHER ASSETS:
Operating lease right-of-use assets, net	44,972	45,737
Deposits and other assets	177	219
Trademarks	3,900	3,900
Other intangibles, net	-	4
Goodwill	5,150	5,150
Total other assets	54,199	55,010

TOTAL ASSETS:	$93,394	$93,681
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	593	1,496
Deferred income	63	61
Operating lease liabilities, current	5,051	4,935
Other accrued liabilities	7,121	6,394
Total current liabilities	12,828	12,886
LONG-TERM LIABILITIES:
Operating lease liabilities, net of current portion	48,784	49,723
Deferred and other liabilities	193	202
Total long-term liabilities	48,977	49,925
SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 28, 2021 and September 28, 2021	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,539,694 and 12,512,072 shares issued and outstanding as of December 28, 2021 and September 28, 2021, respectively	13	13
Capital contributed in excess of par value	59,122	59,021
Treasury stock, at cost; 376,351 and 376,651 shares as of December 28, 2021 and September 28, 2021, respectively	(1,608)	(1,608)
Accumulated deficit	(27,350)	(27,680)
Total Good Times Restaurants Inc. shareholders’ equity	30,177	29,746

Non-controlling interests	1,412	1,124
Total shareholders’ equity	31,589	30,870

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,394	$93,681

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended
	December 28, 2021 (13 Weeks)	December 29, 2020 (13 Weeks)
NET REVENUES:
Restaurant sales	$32,676	$27,081
Franchise revenues	240	215
Total net revenues	32,916	27,296

RESTAURANT OPERATING COSTS:
Food and packaging costs	10,226	7,841
Payroll and other employee benefit costs	11,177	8,881
Restaurant occupancy costs	2,328	2,195
Other restaurant operating costs	4,138	3,469
Preopening costs	50	39
Depreciation and amortization	984	929
Total restaurant operating costs	28,903	23,354

General and administrative costs	2,705	2,174
Advertising costs	641	509
Franchise costs	5	5
Gain on restaurant asset sales and lease termination	(614)	(9)

INCOME FROM OPERATIONS	1,276	1,263

Interest expense, net	(18)	(98)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	$1,258	$1,165

PROVISION FOR INCOME TAXES	8	-

NET INCOME	1,250	1,165

Income attributable to non-controlling interests	(920)	(363)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$330	$802

BASIC AND DILUTED INCOME PER SHARE:
Net income attributable to Common Shareholders	$0.03	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,522,471	12,622,178
Diluted	12,684,979	12,698,284

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Unaudited)

For the fiscal quarters ending December 28, 2021 and December 29, 2020

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 29, 2020	43,110	$(75)	12,612,852	$13	$58,219	$1,293	$(44,467)	$14,983

Stock-based compensation cost	-	-	-	-	61	-	-	61
Restricted stock unit vesting	-	-	16,548	-	-	-	-	-
Stock option exercise	-	-	7,984	-	13	-	-	13
Non-controlling interests:
Income	-	-	-	-	-	363	-	363
Distributions	-	-	-	-	-	(319)	-	(319)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	802	802

BALANCES, December 29, 2020	43,110	$(75)	12,637,384	$13	$58,293	$1,337	$(43,665)	$15,903

BALANCES, September 28, 2021	376,351	$(1,608)	12,512,072	$13	$59,021	$1,124	$(27,680)	$30,870

Stock-based compensation cost	-	-	-	-	95	-	-	95
Restricted stock unit vesting	-	-	13,366	-	-	-	-	-
Common stock grants	-	-	9,256	-	-	-	-	-
Stock option exercise	-	-	5,000	-	6	-	-	6
Non-controlling interests:
Income	-	-	-	-	-	920	-	920
Distributions	-	-	-	-	-	(632)	-	(632)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	330	330

BALANCES, December 28, 2021	376,351	$(1,608)	12,539,694	$13	$59,122	$1,412	$(27,350)	$31,589

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date
	December 28, 2021 (13 Weeks)	December 29, 2020 (13 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,250	$1,165

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,078	967
Amortization of operating lease assets	757	1,055
Stock-based compensation expense	95	61
Gain on lease termination	(614)	(9)
Provision for income taxes	8	-
Changes in operating assets and liabilities:
Receivables and other	(961)	(55)
Inventories	(6)	6
Deposits and other	(896)	(610)
Accounts payable	(915)	(1,340)
Lease incentives receivable	-	-
Operating lease liabilities	(823)	(1,136)
Accrued and other liabilities	808	743
Net cash provided by (used in) operating activities	(219)	847

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(237)	(483)
Payments received from franchisees and others	-	3
Net cash used in investing activities	(237)	(480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and long-term debt	-	(1,500)
Proceeds from stock option exercise	6	13
Distributions to non-controlling interests	(766)	(319)
Net cash used in financing activities	(760)	(1,806)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,216)	(1,439)

CASH AND CASH EQUIVALENTS, beginning of period	8,856	11,454

CASH AND CASH EQUIVALENTS, end of period	$7,640	$10,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$59
Change in accounts payable attributable to the purchase of property and equipment	$(12)	$(133)

See accompanying notes to condensed consolidated financial statements (Unaudited)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except share and per share data)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc. (the “Company”) and its wholly-owned subsidiaries as well as six partnerships in which the Company is the controlling partner. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates, franchises, and licenses full-service restaurants under the brand Bad Daddy’s Burger Bar that are primarily located in Colorado and in the Southeast region of the United States.

The Company operates and franchises drive-thru fast food hamburger restaurants under the brand Good Times Burgers & Frozen Custard, all of which are located in Colorado and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 28, 2021 and the results of its operations and its cash flows for the fiscal quarters ended December 28, 2021 and December 29, 2020. Operating results for the fiscal quarter ended December 28, 2021 are not necessarily indicative of the results that may be expected for the year ending September 28, 2021. The condensed consolidated balance sheet as of September 28, 2021 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 28, 2021.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended December 28, 2021 and December 29, 2020 each consisted of 13 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $69,000 and $67,000 for the quarters ended December 28, 2021 and December 29, 2020, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors. During the quarter ended December 28, 2021, we entered into agreements with large-box retail partners to carry pre-loaded gift cards in various of their locations and the receivable balance for this quarter also includes amounts due to us of approximately $619,000 associated with gift cards sold to those partners. Additionally, the receivable balance for the quarter ended December 28, 2021 includes approximately $745,000 to us under the lease termination agreement further described in Note 6 to these financial statements, such amount which has been deposited into an escrow account with a qualified escrow agent.

COVID-19

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the quarter ended December 28, 2021. During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although certain dining rooms were open, all were operating at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business, including the impact of mutations of the virus and additional variants including but not limited to the recent delta and omicron variants; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths. Furthermore, although the development of certain vaccines that are currently being administered may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations or variants of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining.

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

Note 2.Recent Accounting Pronouncements

The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company’s consolidated financial statements.

Note 3. Revenue

Revenue Recognition

Revenues consist primarily of sales from restaurant operations; franchise revenue, which includes franchisee contributions to advertising funds. Revenues associated with gift card breakage are immaterial to our financials. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

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

Note 4.Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 28, 2021 and September 28, 2021 (in thousands):

	December 28, 2021			September 28, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$-	$-	$-	$50	$(46)	$4
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,900	$-	$3,900	$3,950	$(46)	$3,904

Goodwill	$5,150	$-	$5,150	$5,150	$-	$5,150

The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to these intangible assets subject to amortization was $4,000 for the quarter ended December 28, 2021 and $4,000 for the quarter ended December 29, 2020. The company’s non-compete agreements were fully amortized at the end of the first fiscal quarter of 2021 and were written off at that time.

Note 5.Stock-Based Compensation

The Company has traditionally maintained incentive compensation plans that include provision for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”) and has outstanding awards that were issued under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) during the third fiscal quarter of 2018, pursuant to shareholder approval. Future awards will be issued under the 2018 Plan. Currently, the maximum number of shares available for issuance under the 2018 Plan is 900,000. The Company, in its annual proxy statement filed with the United States Securities and Exchange Commission on December 17, 2021, for the Company’s 2022 Annual Meeting of Shareholders to be held on February 9, 2022, submitted a proposal for shareholder approval on an amendment to increase the number of shares available for issuance under the 2018 Plan from 900,000 to 1,050,000.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as forfeitures occur.

Our net income for the quarters ended December 28, 2021 and December 29, 2020 includes $95,000 and $61,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended December 28, 2021. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the quarter ended December 28, 2021, the Company granted 80,000 incentive stock options to its Chief Executive Officer, from available shares under its 2018 Plan, with an exercise price of $5.20 per share and a per share weighted average fair value of $2.65. These options were granted pursuant to the Chief Executive Officer’s Second Amended and Restated Employment Agreement dated December 24, 2020.

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

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Quarter Ended December 28, 2021 Incentive and Non-Qualified Stock Options	Quarter Ended December 29, 2020 Incentive and Non-Qualified Stock Options

Expected term (years)	4.5	4.5
Expected volatility	61.3%	67.6%
Risk-free interest rate	0.9%	0.3%
Expected dividends	-	-

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

The following table summarizes stock option activity for the quarter ended December 28, 2021 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)

Outstanding at beginning of year	443,815	$3.63
Options granted	80,000	$5.20
Options exercised	(5,000)	$1.31
Outstanding December 28, 2021	518,815	$3.89	5.7
Exercisable December 28, 2021	376,732	$3.56	5.4

As of December 28, 2021, the aggregate intrinsic value of the outstanding and exercisable options was $393,000 and $369,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 28, 2021, the total remaining unrecognized compensation cost related to non-vested stock options was $265,000 and is expected to be recognized over a weighted average period of approximately 1.7 years.

There were 5,000 stock options exercised that resulted in an issuance of 5,000 shares during the quarter ended December 28, 2021 with proceeds of approximately $6,000. There were 7,984 stock options exercised that resulted in an issuance of 7,984 shares during the quarter ended December 29, 2020 with proceeds of approximately $13,000.

Restricted Stock Units

During the quarters ended December 28, 2021 and December 29, 2020, there were no restricted stock units granted. A summary of the status of non-vested restricted stock as of December 28, 2021 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	61,952	$1.54 to $3.95
Vested	(15,616)	$3.95
Non-vested shares at December 28, 2021	46,336	$1.54

As of December 28, 2021, there was $22,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 0.7 years.

Restricted and Unrestricted Common Stock Awards

During the quarter ended December 28, 2021 there were 9,256 unrestricted shares of common stock granted to directors of the Company. These shares had a grant date fair value of $4.35 per share and resulted in the recognition of $40,000 of stock-based compensation expense. No grants of restricted or unrestricted common stock were made during the quarter ended December 29, 2020.

Note 6.Gain on Sale of Assets and Lease Termination

The Company had previously entered into an agreement with the landlord for one of its Good Times restaurants which provided the landlord an option to terminate the lease with a six-month notice in exchange for a specific termination penalty. During the fiscal quarter ended December 28, 2021 the landlord for this location exercised the termination option and we recognized a $607,000 gain in connection with the lease termination. The Company will continue to operate this location through the majority of the notice period ending March 31, 2022 and will vacate the leased premises on or prior to that date. The remainder of the gain recognized during the period is the periodic recognition of deferred gains resulting from prior sale-leaseback transactions associated with certain Good Times restaurants.

Note 7.Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (as amended, the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of December 28, 2021, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Cadence Credit Facility, includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known.

During the fiscal quarter ended December 28, 2021, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

As of December 28, 2021, the Cadence Credit Facility, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of December 28, 2021, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of December 28, 2021, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 28, 2021, there were no outstanding letters of credit issued under the facility.

Paycheck Protection Program Loans

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. pursuant to the PPP.

In June 2021, the SBA approved forgiveness in full of the Loans, including accrued interest, in the aggregate amount of $11,778,226, which was recognized as gain on debt extinguishment in the fiscal year ended September 28, 2021. The principal and accrued interest balance on each of these Loans is now zero, as of the forgiveness date specific to each of the Loans.

Note 8.Net Income per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended
	December 28, 2021	December 29, 2020

Weighted-average shares outstanding basic	12,522,471	12,622,178
Effect of potentially dilutive securities:
Stock options	116,172	1,048
Restricted stock units	46,336	75,058
Weighted-average shares outstanding diluted	12,684,979	12,698,284
Excluded from diluted weighted-average shares outstanding:
Antidilutive	153,118	684,114

Note 9.Contingent Liabilities and Liquidity

There may be various claims in process, matters in litigation, and other contingencies brought against the company by employees, vendors, customers, franchisees, or other parties. Evaluating these contingencies is a complex process that may involve substantial judgment on the potential outcome of such matters, and the ultimate outcome of such contingencies may differ from our current analysis. We regularly review the adequacy of accruals and disclosures related to such contingent liabilities in consultation with legal counsel. While it is not possible to predict the outcome of these claims with certainty, it is management’s opinion that any reasonably possible losses associated with such contingencies would be immaterial to our financial statements. There have been no material developments to the information provided in Part I, Item 3 of our Form 10-K for the fiscal year ended September 28, 2021.

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

Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance charges, and various other expenses related to properties, which are expensed as incurred.Components of operating lease costs are as follows for the fiscal quarters ended December 28, 2021 and December 29, 2020:

Lease cost	Classification	December 28, 2021	December 29, 2020
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,795	$1,757
Variable lease cost	Occupancy	20	20
Sublease income	Occupancy	(136)	(129)
		$1,679	$1,648

Weighted average lease term and discount rate are as follows:

	December 28, 2021	December 29, 2020
Weighted average remaining lease term (in years)	9.3	10.2

Weighted average discount rate	5.0%	5.0%

Supplemental cash flow disclosures for the fiscal quarter ended December 28, 2021:

	December 28, 2021	December 29, 2020
Cash paid for operating lease liabilities	$1,718	$1,732

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$60	$11

Supplemental balance sheet disclosures:

		December 28, 2021	December 29, 2020
Right-of-use assets	Operating lease assets	$44,972	$48,202

Current lease liabilities	Operating lease liability	$5,051	$4,771
Non-current lease liabilities	Operating lease liability, less current portion	48,784	52,524
Total lease liabilities		$53,835	$57,295

Future minimum rent payments for our operating leases for each of the next five years as of December 28, 2021 are as follows:

Fiscal year ending:	Total
Remainder of 2022	$5,707
2023	7,684
2024	7,546
2025	7,654
2026	7,108
Thereafter	32,229
Total minimum lease payments	67,928
Less: imputed interest	(14,093)
Present value of lease liabilities	$53,835

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

Note 11.Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets. We review our long-lived assets including land, property, and equipment for impairment when there are factors that indicate that the carrying amount of an asset may not be recoverable. We assess recovery of assets at the individual restaurant level and typically include an analysis of historical cash flows, future operating plans, and cash flow projections in assessing whether there are indicators of impairment. Recoverability of assets to be held and used is measured by comparing the net book value of the assets of an individual restaurant to the fair value of those assets. This impairment process involves significant judgment in the use of estimates and assumptions pertaining to future projections and operating results.

There were no impairments in the fiscal quarters ended December 28, 2021 and December 29, 2020.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 28, 2021 and December 29, 2020.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of December 28, 2021, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,054,000 of goodwill attributable to its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized as of December 28, 2021 and December 29, 2020.

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

Although the Company had net income in both the quarter ended December 28, 2021 and the quarter ended December 29, 2020, we have significant net operating loss carryforwards from prior years and a history of net losses through the duration of our existence. Full valuation allowances were established to reduce any deferred tax assets recorded to zero for both the quarters ended December 28,2021 and December 29, 2020. Although we have established a full valuation allowance on our deferred tax assets, we are subject to income tax in certain jurisdictions where we do not have substantial net operating loss carry forwards. As such, we have recognized a provision for income taxes of $8,000 for the quarter ended December 28, 2021 related to state income taxes resulting in an effective income tax rate of 2.0% for the period. For the period ended December 29, 2020, we did not recognize any provision for income taxes as we estimated no current tax liability either for federal or state jurisdictions resulting in an effective tax rate of 0%.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2017 through 2020. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 28, 2021.

Note 13.Non-controlling Interests

Non-controlling interests are presented as a separate item in the shareholders’ equity section of the condensed consolidated balance sheet. The amount of consolidated net income or loss attributable to non-controlling interests is presented on the face of the condensed consolidated statement of operations. Changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that do result in deconsolidation of a subsidiary require gain or loss recognition based on the fair value on the deconsolidation date.

The equity interests of the unrelated limited partners and members are shown on the accompanying consolidated balance sheet in the shareholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash contributions or distributions to or from the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the subsidiary is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

The following table summarizes the activity in non-controlling interests during the quarter ended December 28, 2021 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 28, 2021	$913	$211	$1,124
Income	684	236	920
Distributions	(516)	(116)	(632)
Balance at December 28, 2021	$1,081	$331	$1,412

Our non-controlling interests consist of one joint-venture partnership involving seven Good Times restaurants and five joint-venture partnerships involving five Bad Daddy’s restaurants.

Note 14.Subsequent Events

Share Repurchase and Amendment to the Cadence Credit Agreement

On February 3, 2022 the Company issued a press release announcing a share repurchase program of up to an aggregate amount of $5.0 Million of the Company’s common stock beginning February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and amount of repurchases will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. In connection with this share repurchase program, the Cadence Credit Facility was amended to, among other things, modify the “Restricted Payments” covenant to exempt Company repurchases of common stock until December 31, 2022 in an aggregate amount not to exceed $5.0 million.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended
	December 28, 2021 (13 Weeks)	December 29, 2020 (13 Weeks)
Revenues
Bad Daddy’s	$24,672	$18,816
Good Times	8,244	8,480
	$32,916	$27,296
Income from operations
Bad Daddy’s	$308	$178
Good Times	968	1,085
	$1,276	$1,263
Capital expenditures
Bad Daddy’s	$192	$370
Good Times	45	113
	$237	$483

	December 28, 2021	September 28, 2021
Property and equipment, net	$23,082	$23,293
Bad Daddy’s	3,242	3,773
Good Times	$26,324	$27,066

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 28, 2021. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(II)	The disruption to our business from the novel coronavirus (COVID-19) pandemic and the impact of the pandemic on our results of operations, financial condition and prospects. The disruption and effect on our business may vary depending on the duration and extent of the COVID-19 pandemic and the impact of federal, state and local governmental actions and customer behavior in response to the pandemic.

(II)	We compete with numerous well-established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(II)	We may be negatively impacted if we experience same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

(II)	We may be negatively impacted if we are unable to pass on to customers through menu price increases the increased costs that we incur through inflation experienced in our input costs including both the cost of food and the cost of labor. Recent metrics have indicated that increased levels of price inflation are prevalent throughout the economy and the impacts of such inflation, including the impact of related governmental response, cannot be accurately predicted.

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers’ compensation or energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2021.

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

COVID-19

The global crisis resulting from the spread of COVID-19, including second- and third-order effects of the pandemic, continues to have a substantial impact on our restaurant operations. During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although all of our dining rooms at Bad Daddy’s were open, our Good Times restaurants with dining rooms continued to operate without opening dining rooms. Further, periodically we have closed individual dining rooms, whether driven by explicit capacity reductions under government orders or which we abide by under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently estimate the duration of the impact of the COVID-19 pandemic on our business, including the impact of mutations of the virus and additional variants including but not limited to the recent delta and omicron variants; neither are we able to predict how the pandemic will evolve nor how various government entities will respond to its evolution. Should additional dining room closures occur, our business would be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining because of increasing numbers of COVID-19 cases, hospitalizations, or deaths. Furthermore, although the development of certain vaccines that are currently being administered may reduce the risk of further government restrictions, there is no guarantee that the vaccine will be effective in eradicating the virus, additional mutations or variants of the virus may be resistant to any vaccine, and the length of the ongoing pandemic may change consumer behavior such that potential customers may still choose to reduce or eliminate in-restaurant dining.

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

Growth Strategies and Outlook.

We believe there are significant opportunities to grow customer traffic and increase awareness of our brands. Prior to the COVID-19 pandemic, we reduced our development profile as we sought to improve our financial position, and while we believe there are unit growth opportunities for both of our concepts, we are evaluating that in-line with the impact of the pandemic on the restaurant industry. We currently are filling a restaurant development pipeline and expect new Bad Daddy’s restaurant openings beginning in fiscal 2023.

Restaurant locations.

As of December 28, 2021, we operated, franchised, or licensed a total of forty-two Bad Daddy’s restaurants and thirty-two Good Times restaurants. The following table presents the number of restaurants operating at the end of the first fiscal quarters of 2022 and 2021.

Company-Owned/Co-Developed/Joint-Venture

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Alabama	2	1	-	-	2	1
Colorado	12	12	24	25	36	37
Georgia	5	4	-	-	5	4
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	3	3	-	-	3	3
Tennessee	2	2	-	-	2	2
Total	39	37	24	25	63	62

One company-owned Good Times restaurant closed, and the property was subleased during fiscal 2021.

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Colorado	-	-	6	6	6	6
North Carolina	1	1	-	-	1	1
South Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	2	2	8	8	10	10

Non-Traditional*

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2021	2020	2021	2020	2021	2020
Colorado	1	-	-	-	1	-
Total	1	-	-	-	1	-

* The non-traditional Bad Daddy’s Burger Bar location is a location where we operate the kitchen under our Bad Daddy’s brand for a local brewery’s taproom.

Results of Operations

Fiscal quarter ended December 28, 2021 (13 weeks) compared to fiscal quarter ended December 29, 2020 (13 weeks):

Net Revenues. Net revenues for the quarter ended December 28, 2021 increased $5,620,000 or 20.5% to $32,916,000 from $27,296,000 for the quarter ended December 29, 2020. Bad Daddy’s concept revenues increased $5,856,000 while our Good Times concept revenues decreased $236,000.

Bad Daddy’s restaurant sales increased $5,899,000 to $24,590,000 for the quarter ended December 28, 2021 from $18,691,000 for the quarter ended December 29, 2020. Sales were positively impacted by two new restaurants opened in the fourth fiscal quarter of 2021 and increases in sales due to stronger customer traffic compared to the prior year in connection with easing of COVID restrictions. The average menu price increase for the quarter ended December 28, 2021 over the same prior-year quarter was approximately 4.6%.

Good Times restaurant sales decreased $304,000 to $8,086,000 for the quarter ended December 28, 2021 from $8,390,000 for the quarter ended December 29, 2020. The average menu price increase for the quarter ended December 28, 2021 over the same prior-year quarter was approximately 5.9%.

Franchise revenues were $240,000 in the quarter ended December 28, 2021 compared to $215,000 in the quarter ended December 29, 2020. This increase is primarily due to increased royalties at the Bad Daddy’s franchisee and licensee restaurants attributable to increased sales.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales increased 24.0% during the quarter ended December 28, 2021 compared to the same thirteen-week period ended December 29, 2020 in the prior-year quarter, substantially driven by the easing of COVID-19 related capacity restrictions, prior-year dining room closures throughout Colorado, and changes in consumer behavior as the pandemic progresses. There were thirty-seven restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales decreased 2.5% during the quarter ended December 28, 2021 compared to the same thirteen-week period ended December 29, 2020 in the prior-year quarter, primarily due to reduced customer traffic in November and December as a result of restaurant dining rooms in other restaurants being open in the current year compared with them being closed during the prior year, as customers had alternatives other than carry-out-only and drive-thru restaurants for dining experiences in the current year. There were twenty-four restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended December 28, 2021 increased $2,385,000 to $10,226,000 (31.3% of restaurant sales) from $7,841,000 (29.0% of restaurant sales) for the quarter ended December 29, 2020.

Bad Daddy’s food and packaging costs were $7,812,000 (31.8% of restaurant sales) for the quarter ended December 28, 2021, up from $5,356,000 (28.7% of restaurant sales) for the quarter ended December 29, 2020. This increase is primarily attributable to higher restaurant sales during the current quarter versus the same quarter in the prior year. The increase as a percent of sales is attributable the significant inflation noted during the quarter with most of our food products seeing meaningful price increases.

Good Times food and packaging costs were $2,414,000 (29.9% of restaurant sales) for the quarter ended December 28, 2021, down from $2,485,000 (29.6% of restaurant sales) for the quarter ended December 29, 2020. This decrease is primarily attributable to decreased restaurant sales. The increase as a percent of sales is due primarily to the impact of higher purchase price on food and paper goods, partially offset by increased menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended December 28, 2021 increased $2,151,000 to 11,177,000 (34.1% of restaurant sales) from $8,881,000 (32.8% of restaurant sales) for the quarter ended December 29, 2020.

Bad Daddy’s payroll and other employee benefit costs were $8,418,000 (34.2% of restaurant sales) for the quarter ended December 28, 2021 up from $6,267,000 (33.5% of restaurant sales) in the same prior year period. The $2,151,000 increase is primarily attributable to higher restaurant sales during the current quarter versus the same quarter in the prior year, as well as higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.7% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $2,759,000 (34.1% of restaurant sales) in the quarter ended December 28, 2021, up from $2,614,000 (31.2% of restaurant sales) in the same prior-year period. The $145,000 increase, both in nominal dollars and as measured as a percent of restaurant sales, was attributable to higher average wage rates paid to attract qualified employees.

Occupancy Costs. Occupancy costs for the quarter ended December 28, 2021 increased $133,000 to $2,328,000 (7.1% of restaurant sales) from $2,195,000 (8.1% of restaurant sales) for the quarter ended December 29, 2020.

Bad Daddy’s occupancy costs were $1,649,000 (6.7% of restaurant sales) for the quarter ended December 28, 2021, up from $1,454,000 (7.8% of restaurant sales) in the same prior year period. The increase was primarily attributable to increases in our operating lease costs and property taxes, including additional costs for the two restaurants opened during the fourth quarter of fiscal 2021. The decrease as a percentage of sales was primarily due to the leveraging effect of higher restaurant sales.

Good Times occupancy costs were $679,000 (8.4% of restaurant sales) in the quarter ended December 28, 2021, down from $741,000 (8.8% of restaurant sales) in the same prior year period. The decrease was primarily attributable to decreases in our operating lease costs including rent abatement associated with a lease termination agreement for one good times restaurant.

Other Operating Costs. Other operating costs for the quarter ended December 28, 2021, increased $699,000 to $4,138,000 (12.7% of restaurant sales) from $3,469,000 (12.8% of restaurant sales) for the quarter ended December 29, 2020.

Bad Daddy’s other operating costs were $3,285,000 (13.4% of restaurant sales) for the quarter ended December 28, 2021 up from $2,648,000 (14.1% of restaurant sales) in the same prior year period. The $637,000 increase was attributable to higher overall sales including sales from the two new restaurants opened in the fourth quarter of fiscal 2021. The percentage decrease was primarily attributable to the shift in sales mix favoring dine-in sales compared to delivery sales as a percentage of overall sales, as the increase in sales was primarily see in dine-in traffic comparing to dining room closures in the prior year quarter.

Good Times other operating costs were $853,000 (10.5% of restaurant sales) in the quarter ended December 28, 2021, up from $821,000 (9.8% of restaurant sales) in the same prior year period. The increase was primarily attributable to general price inflation in supplies costs and increases in commissions paid to delivery service providers due to increases in overall delivery sales.

New Store Preopening Costs. In the quarter ended December 28, 2021, we incurred $50,000 of preopening costs compared to $39,000 for the quarter ended December 29, 2020. All of the preopening costs are related to our Bad Daddy’s restaurants and relate primarily to the restaurant opened in Montgomery, AL during the fourth quarter of fiscal 2021.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended December 28, 2021, increased $55,000 to $984,000 from $929,000 in the quarter ended December 29, 2020.

Bad Daddy’s depreciation and amortization costs for the quarter ended December 28, 2021 increased $47,000 to $784,000 from $737,000 in the quarter ended December 29, 2020. This increase was primarily attributable to the two new restaurants opened in final quarter of fiscal 2021.

Good Times depreciation and amortization costs for the quarter ended December 28, 2021 increased $8,000 to $200,000 from $192,000 in the quarter ended December 29, 2020.

General and Administrative Costs. General and administrative costs for the quarter ended December 28, 2021, increased $531,000 to $2,705,000 (8.2% of total revenue) from $2,174,000 (8.0% of total revenues) for the quarter ended December 29, 2020.

This increase in general and administrative expenses in the quarter ended December 28, 2021 is primarily attributable to:

•	Decrease in administrative related payroll and benefit costs of $164,000 primarily related the prior-year one-time bonus awarded to the CEO during the quarter ended December 28, 2021 in connection with the amendment of his employment agreement and reduced health insurance underwriting losses, partially offset by increased administrative salaries and wages.
•	Increase in costs associated with multi-unit management of $126,000 primarily related to increased multi-unit travel costs and incentive compensation
•	Increase in professional services of $280,000, primarily attributable to increased legal costs
•	Increase in general travel costs of $29,000 attributable primarily to greater restaurant travel by restaurant support personnel
•	Increase of $49,000 in recruiting and travel costs primarily associated with training managers for Bad Daddy’s restaurants
•	Increase of $91,000 associated with in-person restaurant general managers’ conference held in the current year that had not been held in the prior year
•	Increased director and officer liability insurance costs of approximately $21,000

•	Increased technology costs of $99,000 primarily attributable to expenses related to maintenance of mobile applications and financial reporting systems, as well as costs associated with additional administrative personnel

For the balance of the fiscal year, we expect general and administrative costs to trend similarly in nominal terms to costs incurred during the current quarter.

Advertising Costs. Advertising costs for the quarter ended December 28, 2021, increased $132,000 to $641,000 (1.9% of total revenue) from $509,000 (1.9% of total revenue) for the quarter ended December 29, 2020.

Bad Daddy’s advertising costs were $313,000 (1.3% of total revenue) in the quarter ended December 28, 2021 compared to $168,000 (0.9% of total revenue) in the same prior year period. The increase is primarily due to greater spending on physical menus and point-of-sale materials in the current quarter versus the same prior year quarter when menus and point-of-sale merchandising materials were digital. The current and prior year quarters each include advertising costs of $4,000 associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of contributions made to the advertising materials fund based on a percentage of restaurant sales as well as local store marketing efforts.

Good Times advertising costs were $328,000 (4.0% of total revenue) in the quarter ended December 28, 2021 compared to $341,000 (4.0% of total revenue) in the same prior year period. The decrease is primarily due to decreased advertising expenditures in the current quarter versus the same prior year quarter. The current and prior year quarters include advertising costs of $65,000 and $67,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $5,000 and $5,000 for the quarters ended December 28, 2021 and December 29, 2020, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the quarter ended December 28, 2021 was $614,000 compared to $9,000 for the quarter ended December 29, 2020.

The Company had previously entered into an agreement with the landlord for one of its Good Times restaurants which provided the landlord an option to terminate the lease with a six-month notice in exchange for a specific termination penalty. During the fiscal quarter ended December 28, 2021 the landlord for this location exercised the termination option and we recognized a $607,000 gain in connection with the lease termination. The Company will continue to operate this location through the majority of the notice period and will vacate the leased premises no later than March 31, 2022. The remainder of the gain recognized during the period ended December 28, 2021 and all of the gain recognized during the period ended December 28, 2021 is the periodic recognition of deferred gains resulting from two prior sale-leaseback transactions associated with certain Good Times restaurants.

Income from Operations. Income from operations was $1,276,000 in the quarter ended December 28, 2021 compared to income from operations of $1,263,000 in the quarter ended December 29, 2020.

The change in the income from operations for the quarter ended December 28, 2021 is due primarily due to matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs” and “Advertising Costs” sections above.

Interest Expense. Income tax expense was $18,000 during the quarter ended December 28, 2021, primarily related to the amortization of loan initiation fees, compared with $98,000 during the quarter ended During December 29, 2020. The reduction in interest expense is attributable to the reduction in outstanding loan balances.

Provision for Income Taxes. Provision for income taxes was $8,000 for the quarter ended December 28, 2021, compared to zero for the quarter ended December 29,2020. The provision for income taxes during the quarter ended December 28, 2021 relates to the recognition of current state income taxes where the Company does not have substantial net operating loss carry-forwards.

Net Income. Net income was $1,250,000 for the quarter ended December 28, 2021 compared to net income of $1,165,000 in the quarter ended December 29, 2020.

The change from the quarter ended December 28, 2021 to the quarter ended December 29, 2020 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended December 28, 2021, the income attributable to non-controlling interests was $920,000 compared to $363,000 for the quarter ended December 29, 2020.

Of the current quarter’s income attributable to non-controlling interests, $684,000 is attributable to Bad Daddy’s joint-venture restaurants, compared to $180,000 in the same prior year period. This $504,000 increase is primarily due to a one-time special allocation to the non-controlling partners in these partnerships of approximately $516,000 related to a rebate of payroll costs, partially offset by slightly decreased restaurant level profitability in the current fiscal quarter. Of the current quarter’s income, $236,000 is attributable to the Good Times joint-venture restaurants, compared to $183,000 in the same prior year period. This $47,000 increase is primarily due to the noncontrolling partner’s share of gain recognized on disposal of assets in connection with the landlord exercising a termination right at one Good Times restaurant owned by the partnership, partially offset by decreased restaurant level profitability in the current fiscal quarter.

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

The following table reconciles net income/loss to EBITDA and Adjusted EBITDA (in thousands) for the third fiscal quarter and year-to-date:

	Quarter Ended
	December 28, 2021 (13 Weeks)	December 29, 2020 (13 Weeks)
Adjusted EBITDA:
Net income, as reported	$330	$802
Depreciation and amortization	1,004	909
Interest expense, net	18	98
Provision for income taxes	8	-
EBITDA	1,360	1,809
Preopening expense	50	39
Non-cash stock-based compensation	95	61
GAAP rent-cash rent difference	(73)	(107)
Gain on restaurant asset sales and lease termination	(484)	(9)
One-time special allocation to Bad Daddy’s partnerships	516	-
Adjusted EBITDA	$1,464	$1,793

Depreciation and amortization expense has been reduced by amounts attributable to non-controlling interests of $67,000 and $41,000 for the quarters ended December 28,2021 and December 29, 2020, respectively.

Gain on restaurant asset sales and lease termination has been reduced by amounts attributable to non-controlling interests of $130,000 and zero for the quarters ended December 28, 2021 and December 29, 2020, respectively.

Amount represents the portion of a payroll cost rebate attributable to the non-controlling partners in these partnerships.

Liquidity and Capital Resources

Cash and Working Capital

As of December 28, 2021, we had a working capital deficit of $43,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. Although we have negotiated payment terms of up to four weeks with many of our vendors, we pay our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts and generally pay most outstanding accounts payable upon review for accuracy and validity. In addition, our working capital position includes the recognition of the current portion of lease liabilities as we lease substantially all of our real estate and have both short-term and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, recurring operating costs and recurring capital expenditure needs throughout fiscal 2022. As of December 28, 2021, we had no commitments related to construction contracts for any restaurants currently under development.

On January 31, 2022 the Company’s Board of Directors authorized a $5.0 Million share repurchase program which will become effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and amount of repurchases will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations.

Financing

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (as amended, the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of December 28, 2021, any borrowings under the Cadence Credit Facility, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Cadence Credit Facility, includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known.

During the fiscal year ended December 28, 2021, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 3.75%.

As of December 28, 2021, the Cadence Credit Facility, as contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of December 28, 2021, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of December 28, 2021, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 28, 2021, there were no outstanding letters of credit issued under the facility.

Paycheck Protection Program Loans

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A pursuant to the PPP.

In June 2021, the SBA approved forgiveness in full of the Loans, including accrued interest, in the aggregate amount of $11,778,226, which was recognized as gain on debt extinguishment in the fiscal year ended September 28, 2021. The principal and accrued interest balance on each of these Loans is now zero, as of the forgiveness date specific to each of the Loans.

Cash Flows

Net cash used in operating activities was $219,000 for the quarter ended December 28, 2021. The net cash used in operating activities for the quarter ended December 28, 2021 was the result of net income of $1,250,000 as well as cash and non-cash reconciling items totaling $1,469,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $1,078,000, 2) amortization of operating lease assets of $757,000, 3) stock-based compensation expense of $95,000, 4) a gain on lease termination and deferred gain on sale/leaseback of restaurants of $614,000, 4) an increase in receivables and other assets of $961,000, 5) an increase in deferred liabilities and accrued expenses of $808,000, 6) a decrease in accounts payable of $915,000 and 7) a net decrease in amounts related to our operating leases of $823,000.

Net cash provided by operating activities was $847,000 for the quarter ended December 29, 2020. The net cash provided by operating activities for the quarter ended December 29, 2020 was the result of net income of $1,165,000 as well as cash and non-cash reconciling items totaling $318,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $967,000, 2) amortization of operating lease assets of $1,055,000, 3) stock-based compensation expense of $61,000, 4) an increase in receivables and other assets of $659,000, 5) an increase in deferred liabilities and accrued expenses of $743,000, 6) a decrease in accounts payable of $1,340,000 and 7) a net increase in amounts related to our operating leases of $1,136,000.

Net cash used in investing activities for the quarter ended December 28, 2021 was $237,000 which primarily reflects the purchases of property and equipment of $237,000. Purchases of property and equipment is comprised of the following:

•	$192,000 for miscellaneous capital expenditures related to our existing Bad Daddy’s restaurants

•	$45,000 for miscellaneous capital expenditures related to our existing Good Times restaurants

•	$81,000 for miscellaneous capital expenditures related to our restaurant support center, primarily automotive assets used by our internal maintenance team

Net cash used in investing activities for the quarter ended December 29, 2020 was $480,000 which primarily reflects the purchases of property and equipment of $483,000. Purchases of property and equipment is comprised of the following:

•	$102,000 in costs for the development of new Bad Daddy’s locations

•	$220,000 for miscellaneous capital expenditures related to our existing Bad Daddy’s restaurants

•	$113,000 for miscellaneous capital expenditures related to our existing Good Times restaurants

•	$48,000 for miscellaneous capital expenditures related to our restaurant support center

Net cash used in financing activities for the quarter ended December 28, 2021 was $760,000, which includes proceeds from stock option exercises of $6,000 and distributions to non-controlling interests of $766,000, the latter including a one-time special allocation of approximately $516,000 to the non-controlling partners in our Bad Daddy’s partnerships related to a rebate of payroll costs.

Net cash used in financing activities for the quarter ended December 29, 2020 was $1,806,000, which includes principal payments on notes payable and long-term debt of $1,500,000, proceeds from stock option exercises of $13,000 and distributions to non-controlling interests of $319,000.

Impact of Inflation

Due to the impact of the COVID-19 pandemic, availability of certain commodities could be constrained and prices for those commodities could be substantially more volatile than in recent history. Additionally, headline inflation as measured by the Consumer Price Index has recently exceeded inflation amounts recorded at any time during the past forty years. We have experienced significant inflationary pressure both on the cost of labor in the form of salaries and wages, and also in raw products, across many of the commodities we use in our operations. Due to these factors, we are not able to predict the impact of inflation on our food and packaging costs for the balance of the year. We have adjusted menu prices with intentional discipline, particularly at Bad Daddy’s. The total menu price increases at our Good Times restaurants during fiscal 2021 were approximately 8.0%, and we raised menu prices approximately 2.0% during the first quarter of fiscal 2022. We raised menu prices at our Bad Daddy’s restaurants during fiscal 2021 by approximately 3.2% and raised menu prices during the first quarter of fiscal 2022 by approximately 2.1%. We expect to subsequently raise menu prices at our Bad Daddy’s restaurants by an approximately 2.5% during the second fiscal quarter of 2022.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales in December, January, February, and March.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10Q, the Company’s Chief Executive Officer (its principal executive officer and principal financial officer) has concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2021.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments to the information provided in Part I, Item 3 of our Form 10-K for the fiscal year ended September 28, 2021.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Form 10-K for the fiscal year ended September 28, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)       Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Principal? Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: February 3, 2022

Ryan M. Zink Chief Executive Officer