Form 10-Q
period 2022-03-29
Good Times Restaurants Inc.
filed 2022-05-05
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 29, 2022

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

As of May 5, 2022, there were 12,487,591 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 29, 2022

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 29, 2022	September 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,066	$8,856
Receivables, net of allowance for doubtful accounts of $0	1,415	644
Prepaid expenses and other	1,817	641
Inventories	1,380	1,303
Total current assets	11,678	11,444
PROPERTY AND EQUIPMENT:
Land and building	4,670	4,704
Leasehold improvements	35,044	35,089
Fixtures and equipment	29,855	30,286
Total property and equipment	69,569	70,079
Less accumulated depreciation and amortization	(45,367)	(42,852)
Total net property and equipment	24,202	27,227
OTHER ASSETS:
Operating lease right-of-use assets, net	44,741	45,737
Deposits and other assets	213	219
Trademarks	3,900	3,900
Other intangibles, net	24	4
Goodwill	5,713	5,150
Total other assets	54,591	55,010

TOTAL ASSETS:	$90,471	$93,681
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	705	1,496
Deferred income	57	61
Operating lease liabilities, current	5,279	4,935
Other accrued liabilities	6,677	6,394
Total current liabilities	12,718	12,886
LONG-TERM LIABILITIES:
Operating lease liabilities, net of current portion	48,215	49,723
Deferred and other liabilities	176	202
Total long-term liabilities	48,391	49,925
SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 29, 2022 and September 28, 2021	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,487,591 and 12,512,072 shares issued and outstanding as of March 29, 2022 and September 28, 2021, respectively	13	13
Capital contributed in excess of par value	59,258	59,021
Treasury stock, at cost; 452,251 and 376,351 shares as of March 29, 2022 and September 28, 2021, respectively	(1,939)	(1,608)
Accumulated deficit	(29,500)	(27,680)
Total Good Times Restaurants Inc. shareholders' equity	27,832	29,746

Non-controlling interests	1,530	1,124
Total shareholders’ equity	29,362	30,870

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,471	$93,681

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	March 29, 2022 (13 Weeks)	March 30, 2021 (13 Weeks)	March 29, 2022 (26 Weeks)	March 30, 2021 (26 Weeks)
NET REVENUES:
Restaurant sales	$33,364	$28,995	$66,040	$56,076
Franchise revenues	233	197	473	412
Total net revenues	33,597	29,192	66,513	56,488

RESTAURANT OPERATING COSTS:
Food and packaging costs	10,457	8,207	20,683	16,048
Payroll and other employee benefit costs	11,555	9,645	22,732	18,526
Restaurant occupancy costs	2,377	2,155	4,705	4,350
Other restaurant operating costs	4,667	3,642	8,805	7,111
Preopening costs	-	80	50	119
Depreciation and amortization	1,013	930	1,997	1,859
Total restaurant operating costs	30,069	24,659	58,972	48,013

General and administrative costs	2,577	2,418	5,282	4,592
Advertising costs	812	510	1,453	1,019
Franchise costs	6	12	11	17
Impairment of long-lived assets	1,753	-	1,753	-
Gain on restaurant asset sale and lease termination	(43)	(10)	(657)	(19)
Litigation contingencies	332	-	332	-

INCOME (LOSS) FROM OPERATIONS:	(1,909)	1,603	(633)	2,866

Other Expenses:
Interest and other expense, net	(11)	(80)	(29)	(178)

NET (LOSS) INCOME BEFORE INCOME TAXES:	(1,920)	1,523	(662)	2,688

Income Tax Expense	-	-	(8)	-

NET (LOSS) INCOME:	$(1,920)	$1,523	$(670)	$2,688
Income attributable to non-controlling interests	(230)	(426)	(1,150)	(789)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,150)	$1,097	$(1,820)	$1,899

NET (LOSS) INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$(0.17)	$0.09	$(0.15)	$0.15
Diluted	N/A	$0.09	N/A	$0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,527,625	12,659,296	12,525,048	12,640,686
Diluted	12,527,625	12,826,263	12,525,048	12,733,932

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date March 29, 2022

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 28,2021	376,351	$(1,608)	12,512,072	$13	$59,021	$1,124	$(27,680)	$30,870

Stock-based compensation cost	-	-	-	-	95	-	-	95
Restricted stock unit vesting	-	-	13,366	-	-	-	-	-
Common stock grants	-	-	9,256	-	-	-	-	-
Stock option exercise	-	-	5,000	-	6	-	-	6
Non-controlling interests:
Income	-	-	-	-	-	920	-	920
Distributions	-	-	-	-	-	(632)	-	(632)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	330	330

BALANCES, December 28, 2021	376,351	$(1,608)	12,539,694	$13	$59,122	$1,412	$(27,350)	$31,589

Stock-based compensation cost	-	-	-	-	52	-	-	52
Restricted stock unit vesting	-	-	-	-	-	-	-	-
Stock option exercise	-	-	23,797	-	84	-	-	84
Repurchases of common stock	75,900	(331)	(75,900)	-	-	-	-	(331)
Non-controlling interests:
Income	-	-	-	-	-	230	-	230
Distributions	-	-	-	-	-	(112)	-	(112)
Net Income attributable to common shareholders and comprehensive loss	-	-	-	-	-	-	(2,150)	(2,150)

BALANCES, March 29, 2022	452,251	$(1,939)	12,487,591	$13	$59,258	$1,530	$(29,500)	$29,362

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

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date
	March 29, 2022 (26 Weeks)	March 30, 2021 (26 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(670)	$2,688

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,114	1,938
Amortization of operating lease assets	1,751	1,660
Decrease in ROU assets	39	-
Impairment of long-lived assets	1,753	-
Gain on lease termination	(642)
Stock-based compensation expense	147	276
Recognition of deferred gain on sale of restaurant building	(15)	(19)
Income tax provision	8	-
Changes in operating assets and liabilities:
Receivables and other	(26)	221
Prepaid expense	(1,172)	-
Inventories	(57)	(9)
Deposits and other	33	(605)
Accounts payable	(370)	(860)
Operating lease liabilities	(1,976)	(1,821)
Deferred liabilities	-	(12)
Accrued and other liabilities	395	(225)
Net cash provided by operating activities	1,312	3,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(1,177)	(1,184)
Acquisition of restaurant from franchisee, net of cash acquired	(728)	-
Payments received from franchisees and others	-	13
Net cash used in investing activities	(1,905)	(1,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for the purchase of treasury stock	(331)	-
Principal payments on notes payable and long-term debt	-	(2,000)
Proceeds from stock option exercise	90	96
Distributions to non-controlling interests	(956)	(407)
Net cash (used in) provided by financing activities	(1,197)	(2,311)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,790)	(250)

CASH AND CASH EQUIVALENTS, beginning of period	8,856	11,454

CASH AND CASH EQUIVALENTS, end of period	$7,066	$11,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9	$106
Change in accounts payable attributable to the purchase of property and equipment	$(421)	$170

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 29, 2022 and the results of its operations and its cash flows for the two fiscal quarters ended March 29, 2022 and March 30, 2021. Operating results for the two fiscal quarters ended March 29, 2022 are not necessarily indicative of the results that may be expected for the year ending September 27, 2022. The condensed consolidated balance sheet as of September 28, 2021 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 28, 2021.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended March 29, 2022 and March 30, 2021 each consisted of 13 weeks. The year-to-date periods ended March 29, 2022 and March 30, 2021 each consisted of 26 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  We recognize costs associated with the advertising funds based upon the same expense recognition principles we apply to other expenses. Contributions to the Advertising Funds from our franchisees were $136,000 and $131,000 for the quarters ended March 29, 2022 and March 30, 2021, respectively and are included in franchise revenues.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors. The receivable balance for the quarter ended March 29, 2022 includes approximately $745,000 due to us under the lease termination agreement further described in Note 6 to these financial statements, such amount which had been deposited into an escrow account with a qualified escrow agent but was actually received by us subsequent to the end of the quarter.

COVID-19

Currently all of our Bad Daddy’s and Good Times restaurants are operating with no COVID-19 related government restrictions or mask mandates. However, the second-and third-order effects from the pandemic has had a lingering impact on our restaurant operations for the two quarters ended March 29, 2022 including disruptions and other impacts to the supply chain and labor markets, and varying changes in consumer behavior. During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although certain dining rooms were open, all were operating at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently predict the continued impact of the effect of the COVID-19 pandemic on our business, including any mutations of the virus and additional variants; neither are we able to predict how the pandemic will evolve nor how the long-lived impacts on supply chain, labor market, and customer behavior will evolve. Should additional dining room closures or mask mandates occur, our business could be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining if there are increasing numbers of COVID-19 cases, hospitalizations, or deaths.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, packaging and other products used in the production and serving of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. The long-lived, residual impacts from the COVID-19 pandemic and its evolution could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

Note 2.	Recent Accounting Pronouncements

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

Note 4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 29, 2022 and September 28, 2021 (in thousands):

	March 29, 2022			September 28, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$25	$(1)	$24	$50	$(46)	$4
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,925	$(1)	$3,924	$3,950	$(46)	$3,904

Goodwill	$5,713	$-	$5,713	$5,150	$-	$5,150

The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to these and previously fully-amortized intangible assets subject to amortization was $5,000 for the two quarters ended March 29, 2022 and $8,000 for the two quarters ended March 30, 2021. During the two quarters ended March 29, 2022, the company purchased one previously franchised Bad Daddy’s restaurant in Greenville, SC and in connection with this purchase recorded $563,000 of additional goodwill.

Note 5.	Stock-Based Compensation

The Company has traditionally maintained incentive compensation plans that include provision for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”) and has outstanding awards that were issued under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) during the third fiscal quarter of 2018, pursuant to shareholder approval. Future awards will be issued under the 2018 Plan. Currently, the maximum number of shares available for issuance under the 2018 Plan is 1,050,000.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as forfeitures occur.

Our net (loss) for the two quarters ended March 29, 2022 and March 30, 2021 includes $147,000 and $276,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the two quarters ended March 29, 2022. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Two Quarters Ended March 29, 2022 Incentive and Non-Qualified Stock Options	Two Quarters Ended March 30, 2021 Incentive and Non-Qualified Stock Options

Expected term (years)	6.5	3.63
Expected volatility	61.3%	74.62%
Risk-free interest rate	1.8%	0.24%
Expected dividends	-	-

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

The following table summarizes stock option activity for the two quarters ended March 29, 2022 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)

Outstanding at beginning of year	443,815	$3.63
Options granted	105,000	$4.90
Options exercised	(28,797)	$3.10
Outstanding March 29, 2022	520,018	$3.91	5.7
Exercisable March 29, 2022	352,934	$3.57	5.1

As of March 29, 2022, the aggregate intrinsic value of the outstanding and exercisable options was $567,000. Only options whose exercise price is below the closing price of the Company’s common stock as of March 29, 2022 are included in the intrinsic value calculation.

During the quarter ended March 29, 2022, the Company granted 25,000 non-qualified stock options to its Senior Vice President of Finance pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules as an inducement to employment at an exercise price of $3.95 per share. The options were granted on the Senior Vice President of Finance’s first day of employment on March 7, 2022 and vest ratably over a three-year period with a 10-year expiration date.

As of March 29, 2022, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $283,000 and is expected to be recognized over a weighted average period of approximately 1.8 years.

There were 23,797 stock options exercised that resulted in an issuance of 23,797 shares during the two quarters ended March 29, 2022 with proceeds of approximately $90,000. There were 43,330 stock options exercised during the two quarters ended March 30, 2021 with proceeds of approximately $96,000.

Restricted Stock Units

During the two quarters ended March 29, 2022, there were 28,000 restricted stock units granted. For the two quarters ended March 30, 2021, there were no restricted stock units granted.

A summary of the status of non-vested restricted stock as of March 29, 2022 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	61,952	$1.54 to $3.95
Granted	28,000	$4.50
Vested	(15,616)	$3.95
Non-vested shares at March 29, 2022	74,336	$1.54 to $4.50

As of March 29, 2022, there was $136,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 0.7 years.

Restricted and Unrestricted Common Stock Awards

During the two quarters ended March 29, 2022 there were 9,256 unrestricted shares of common stock granted to directors of the Company. These shares had a grant date fair value of $4.35 per share which is equal to the closing price of the stock on the date of grant and resulted in the recognition of $40,000 of stock-based compensation expense. During the two quarters ended March 30, 2021, the Company granted its directors 12,948 shares of common stock and its Chief Executive Officer 10,000 performance shares from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $2.78 and $2.77, respectively, which is equal to the closing price of the stock on the date of grants. The performance shares granted to the Chief Executive Officer became fully vested on April 6, 2021 pursuant to the vesting provisions set forth in the grant notice.

Note 6.	Gain on Sale of Assets and Lease Termination

The Company had previously entered into an agreement with the landlord for one of its Good Times restaurants which provided the landlord an option to terminate the lease with a six-month notice in exchange for a specific termination penalty. During the fiscal quarter ended December 28, 2021 the landlord for this location exercised the termination option. The Company continued to operate this location through the majority of the notice period ending March 31, 2022. For the two quarters ended March 29, 2022, we recognized a $642,000 gain in connection with the lease termination. The remainder of the gain recognized during the two quarters ended March 29, 2022 is the periodic recognition of deferred gains resulting from prior sale-leaseback transactions associated with certain Good Times restaurants.

Note 7.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence has agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (as amended, the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of March 29, 2022, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence Bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company elects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR. The Cadence Credit Facility, includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known.

During the quarter ended March 29, 2022 the Company entered into an amendment to the Cadence Credit Facility which, among other things, amends the Credit Agreement to modify the “Restricted Payments” covenant in the Credit Agreement to exempt Company repurchases of common stock made in connection with the Company’s publicly announced share repurchase program.

As of March 29, 2022, the Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including financial covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of March 29, 2022, the Company was in compliance with all of these financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of March 29, 2022, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 29, 2022, there were no outstanding letters of credit issued under the facility.

Note 8.	Net (Loss) Income per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	March 29, 2022	March 30, 2021	March 29, 2022	March 30, 2021
Weighted-average shares outstanding basic	12,527,625	12,695,296	12,525,048	12,640,686
Effect of potentially dilutive securities:
Stock options	-	91,909	-	18,188
Restricted stock units	-	75,058	-	75,058
Weighted-average shares outstanding diluted	12,527,625	12,826,263	12,525,048	12,733,932
Excluded from diluted weighted average shares outstanding:
Antidilutive	406,515	557,907	386,101	631,628

Note 9.	Contingent Liabilities and Liquidity

There may be various claims in process, matters in litigation, and other contingencies brought against the company by employees, vendors, customers, franchisees, or other parties. Evaluating these contingencies is a complex process that may involve substantial judgment on the potential outcome of such matters, and the ultimate outcome of such contingencies may differ from our current analysis. We regularly review the adequacy of accruals and disclosures related to such contingent liabilities in consultation with legal counsel. While it is not possible to predict the outcome of these claims with certainty, subject to our disclosure immediately below, it is management’s opinion that any reasonably possible losses associated with such contingencies would be immaterial to our financial statements.

The Company is the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On April 11, 2022, the Court heard the parties’ respective motions for summary judgment on the plaintiffs’ claims. The Court verbally ruled that it was dismissing all of the plaintiffs’ claims except for their claim for breach of an express and implied obligation to negotiate in good faith under the parties’ letter of intent. On May 5, 2022, the Court issued a written order confirming this ruling. Trial is set on this lone remaining claim for August 22, 2022. While the Court’s ruling significantly limited plaintiff’s opportunity for recovery in the case, in light of the ruling and the Court’s order, the inherent uncertainties of trial and the Company’s posture in respect of settlement, among other things, the Company has determined that some loss in respect of the lawsuit is probable and accordingly has recorded an accrual in the current period in the amount of $332,000. This amount represents the Company’s best estimate of the likely amount of plaintiffs’ damage recovery assuming a finding of liability in their favor at trial and their ability to satisfy the legal standard for proving damages in such amount, based upon the Company’s retained expert and a report he made in response to the plaintiffs’ claims for damages. The accrual is an estimate and is based on current information, the judgment of management and advice of counsel. The Company will continue to evaluate this matter based on new information as it becomes available. The outcome of the case could result in losses less than or in excess of amounts accrued. Any additional liability in excess of the accrual could have a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which any such additional liability is accrued. The Company will continue to vigorously pursue a full defense of this matter on the merits

Note 10.	Leases

The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The initial lease terms range from 10 years to 20 years, most of which include multiple renewal options, typically 5 years each, with cumulative renewal option periods of 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years.

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

Components of operating lease costs are as follows for the fiscal quarters ended March 29, 2022 and March 30, 2021:

Lease cost	Classification	March 29, 2022	March 30, 2021
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,830	$1,771
Variable lease cost	Occupancy	59	20
Sublease income	Occupancy	(136)	(135)
		$1,753	$1,656

Components of operating lease costs are as follows for the two fiscal quarters ended March 29, 2022 and March 30, 2021:

Lease cost	Classification	March 29, 2022	March 30, 2021
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$3,625	$1,771
Variable lease cost	Occupancy	79	20
Sublease income	Occupancy	(272)	(135)
		$3,432	$1,656

Weighted average lease term and discount rate are as follows:

	March 29, 2022	March 30, 2021
Weighted average remaining lease term (in years)	9.06	10.0

Weighted average discount rate	5.0%	5.0%

Supplemental cash flow disclosures for the two fiscal quarters ended March 29, 2022:

	March 29, 2022	March 30, 2021
Cash paid for operating lease liabilities	$3,621	$3,461

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$872	$110

Supplemental balance sheet disclosures:

		March 29, 2022	March 30,2021
Right-of-use assets	Operating lease assets	$44,741	$47,702

Current lease liabilities	Operating lease liability	$5,279	$4,770
Non-current lease liabilities	Operating lease liability, less current portion	48,215	51,939
Total lease liabilities		$53,494	$56,709

Future minimum rent payments for our operating leases for each of the next five years as of March 29, 2022 are as follows:

Fiscal year ending:	Total
Remainder of 2022	$3,898
2023	7,833
2024	7,730
2025	7,814
2026	7,256
Thereafter	32,540
Total minimum lease payments	67,071
Less: imputed interest	(13,577)
Present value of lease liabilities	$53,494

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

For the two quarters ended March 29, 2022, we recognized $1,753,000 in total asset impairments for three restaurants. Of this amount, $487,000 was related to two Good Times restaurants and $1,266,000 was related to one Bad Daddy’s restaurant. During the two quarters ended March 30, 2021 no asset impairment costs were recognized.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 29, 2022 and March 30, 2021.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of March 29, 2022, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized during the two quarters ended March 29, 2022. During the two quarters ended March 29, 2022, the company purchased one previously franchised Bad Daddy’s restaurant in Greenville, SC and in connection with this purchase recorded $563,000 of additional goodwill.

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

The Company had a net loss in the quarter ended March 29, 2022 and continues to have significant net operating loss carryforwards from prior years and a history of net losses through the duration of our existence. Full valuation allowances were established to reduce any deferred tax assets recorded to zero for both the quarters ended March 29, 2022 and March 30, 2021. Although we have established a full valuation allowance on our deferred tax assets, we are subject to income tax in certain jurisdictions where we do not have substantial net operating loss carry forwards. As such, we have recognized a provision for income taxes of $8,000 for the quarter ended March 29, 2022 related to state income taxes resulting in an effective income tax rate of 2.0% for the period. For the period ended March 30, 2021, we did not recognize any provision for income taxes as we estimated no current tax liability either for federal or state jurisdictions resulting in an effective tax rate of -0.4% for the period.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2018 through 2022. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 29, 2022.

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

The following table summarizes the activity in non-controlling interests during the two quarters ended March 29, 2022 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 28, 2021	$915	$209	$1,124
Income	840	310	1,150
Distributions	(596)	(148)	(744)
Balance at March 29, 2022	$1,159	$371	$1,530

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	March 29, 2022 (13 Weeks)	March 30, 2021 (13 Weeks)	March 29, 2022 (26 Weeks)	March 30, 2021 (26 Weeks)
Revenues
Bad Daddy’s	$25,524	$21,029	$50,196	$39,782
Good Times	8,073	8,163	16,317	16,706
	$33,597	$29,192	$66,513	$56,488
Income (Loss) from operations
Bad Daddy’s	$(807)	$863	$(499)	$1,041
Good Times	(1,102)	740	$(134)	$1,825
	$(1,909)	$1,603	$(633)	$2,866
Capital expenditures
Bad Daddy’s	$636	$652	$828	$1,022
Good Times	62	49	107	162
	$698	$701	$935	$1,184

	March 29, 2022	September 28, 2021
Property and equipment, net
Bad Daddy’s	21,569	23,293
Good Times	2,633	3,773
	$24,202	$27,066

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview.

Good Times Restaurants Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and franchises/licenses full-service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (Bad Daddy’s) and operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (Good Times).

We are focused on targeted unit growth of the Bad Daddy’s concept while at the same time growing same store sales and improving the profitability of both the Bad Daddy’s and the Good Times’ concepts.

COVID-19

Currently all of our Bad Daddy’s and Good Times restaurants are operating with no COVID-19 related government restrictions or mask mandates. However, the second-and third-order effects from the pandemic has had a lingering impact on our restaurant operations for the two quarters ended March 29, 2022 including disruptions and other impacts to the supply chain and labor markets, and varying changes in consumer behavior. During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although certain dining rooms were open, all were operating at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently predict the continued impact of the effect of the COVID-19 pandemic on our business, including any mutations of the virus and additional variants; neither are we able to predict how the pandemic will evolve nor how the long-lived impacts on supply chain, labor market, and customer behavior will evolve. Should additional dining room closures or mask mandates occur, our business could be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining if there are increasing numbers of COVID-19 cases, hospitalizations, or deaths.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, packaging and other products used in the production and serving of items served and sold to our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. The long-lived, residual impacts from the COVID-19 pandemic and its evolution still could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

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

Restaurant locations.

As of March 29, 2022, we operated, franchised, or licensed a total of forty-two Bad Daddy’s restaurants and thirty-one Good Times restaurants. The following table presents the number of restaurants operating at the end of the second fiscal quarters of 2022 and 2021.

Company-Owned/Co-Developed/Joint-Venture

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2022	2021	2022	2021	2022	2021
Alabama	2	2	-	-	2	2
Colorado	12	12	23	24	35	36
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	3	-	-	4	3
Tennessee	2	2	-	-	2	2
Total	40	39	23	24	63	63

One company-owned Good Times restaurant closed, and the property was subleased during fiscal 2021.

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2022	2021	2022	2021	2022	2021
Colorado	-	-	6	6	6	6
North Carolina	1	1	-	-	1	1
South Carolina	-	1	-	-	-	1
Wyoming	-	-	2	2	2	2
Total	1	2	8	8	9	10

Non-Traditional*

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2022	2021	2022	2021	2022	2021
Colorado	1	-	-	-	1	-
Total	1	-	-	-	1	-

* The non-traditional Bad Daddy’s Burger Bar location is a location where we operate the kitchen under our Bad Daddy’s brand for a local brewery’s taproom.

Results of Operations

Fiscal quarter ended March 29, 2022 (13 weeks) compared to fiscal quarter ended March 30, 2021 (13 weeks):

Net Revenues. Net revenues for the quarter ended March 29, 2022 increased $4,405,000 or 15.1% to $33,597,000 from $29,192,000 for the quarter ended March 30, 2021. Bad Daddy’s concept revenues increased $4,495,000 while our Good Times concept revenues decreased $90,000.

Bad Daddy’s restaurant sales increased $4,464,000 to $25,447,000 for the quarter ended March 29, 2022 from $20,983,000 for the quarter ended March 30, 2021. This increase is primarily due to increased traffic resulting from rolling over covid restrictions and residual avoidance of indoor dining during the prior year, as well as menu price increases. The average menu price increase for the quarter ended March 29, 2022 over the same prior-year quarter was approximately 6.2%.

Good Times restaurant sales decreased $95,000 to $7,917,000 for the quarter ended March 29, 2022 from $8,012,000 for the quarter ended March 30, 2021. This decrease is primarily due to decreased traffic resulting from a shift of customer preference towards indoor dining compared to the prior year, partially offset by menu price increases. The average menu price increase for the quarter ended March 29, 2022 over the same prior-year quarter was approximately 8.2%.

Franchise revenues were $233,000 in the quarter ended March 29, 2022 compared to $197,000 in the quarter ended March 30, 2021. This increase is primarily due to increased royalties at the Bad Daddy’s franchisee and licensee restaurants.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales increased 15.5% during the quarter ended March 29, 2022 compared to the same thirteen-week period ended March 30, 2021 in the prior-year quarter. This increase is primarily due to increased traffic resulting from rolling over covid restrictions and residual avoidance of indoor dining during the prior year, as well as menu price increases. There were thirty-seven restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales decreased 0.9% during the quarter ended March 29, 2022 compared to the same thirteen-week period ended March 30, 2021 in the prior-year quarter. This decrease is primarily due to decreased traffic resulting from a shift of customer preference towards indoor dining compared to the prior year, partially offset by menu price increases. There were twenty-three restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended March 29, 2022 increased $2,251,000 to $10,457,000 (31.3% of restaurant sales) from $8,207,000 (28.3% of restaurant sales) for the quarter ended March 30, 2021.

Bad Daddy’s food and packaging costs were $7,972,000 (31.3% of restaurant sales) for the quarter ended March 29, 2022, up from $5,881,000 (28.0% of restaurant sales) for the quarter ended March 30, 2021. This increase is primarily attributable to higher restaurant sales during the current quarter versus the same quarter in the prior year. The increase as a percent of sales is attributable the significant inflation noted during the quarter with most of our food and packaging products seeing meaningful unit price increases.

Good Times food and packaging costs were $2,485,000 (31.4% of restaurant sales) for the quarter ended March 29, 2022, up from $2,326,000 (29.0% of restaurant sales) for the quarter ended March 30, 2021. This increase is primarily attributable to the impact of higher purchase prices on food and paper goods, partially offset by increased menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended March 29, 2022 increased $1,910,000 to 11,555,000 (34.6% of restaurant sales) from $9,645,000 (33.3% of restaurant sales) for the quarter ended March 30, 2021.

Bad Daddy’s payroll and other employee benefit costs were $8,736,000 (34.3% of restaurant sales) for the quarter ended March 29, 2022 up from $6,996,000 (33.3% of restaurant sales) in the same prior year period. The $1,740,000 increase is primarily attributable to increased labor hours to support increased restaurant guest counts during the current quarter versus the same quarter in the prior year, as well as higher average wage rates, particularly in the back of house. As a percent of sales, payroll and employee benefits costs increased by 1.0% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $2,819,000 (35.6% of restaurant sales) in the quarter ended March 29, 2022, up from $2,649,000 (33.1% of restaurant sales) in the same prior-year period. This increase, both in nominal dollars and as measured as a percent of restaurant sales, was primarily attributable to higher average wage rates paid to attract qualified employees. These higher wages are in-part driven by a combination of the significant statutory wage increase in the City and County of Denver and the impact of the overall market for quick service restaurant employees.

Occupancy Costs. Occupancy costs for the quarter ended March 29, 2022 increased $222,000 to $2,377,000 (7.1% of restaurant sales) from $2,155,000 (7.4% of restaurant sales) for the quarter ended March 30, 2021.

Bad Daddy’s occupancy costs were $1,679,000 (6.6% of restaurant sales) for the quarter ended March 29, 2022, up from $1,413,000 (6.7% of restaurant sales) in the same prior year period. The increase was primarily attributable to lease costs with newly opened restaurants and increased property tax assessments. The slight decrease as a percentage of sales was primarily due to the leveraging effect of higher restaurant sales.

Good Times occupancy costs were $698,000 (8.8% of restaurant sales) in the quarter ended March 29, 2022, down from $742,000 (9.3% of restaurant sales) in the same prior year period. The decrease was primarily attributable to property tax expense and end-of-term rent abatement associated with a lease termination agreement for one Good Times restaurant, as well as the assignment of one lease to a third party during 2021.

Other Operating Costs. Other operating costs for the quarter ended March 29, 2022, increased $1,025,000 to $4,667,000 (14.0% of restaurant sales) from $3,642,000 (12.6% of restaurant sales) for the quarter ended March 30, 2021.

Bad Daddy’s other operating costs were $3,670,000 (14.4% of restaurant sales) for the quarter ended March 29, 2022 up from $2,860,000 (13.6% of restaurant sales) in the same prior year period. The increase was attributable to higher overall sales. As a percent of sales, the increase is attributable to higher increased spending on restaurant technology, higher repair and higher preventive maintenance expenses.

Good Times other operating costs were $997,000 (12.6% of restaurant sales) in the quarter ended March 29, 2022, up from $782,000 (9.7% of restaurant sales) in the same prior year period. The increase was primarily attributable to general price inflation in operating supplies costs and increases in commissions paid to delivery service providers due to increases in overall delivery sales.

New Store Preopening Costs. There were no preopening costs incurred during the quarter ended March 29. 2022.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended March 29, 2022, increased $83,000 to $1,013,000 from $930,000 in the quarter ended March 30, 2021.

Bad Daddy’s depreciation and amortization costs for the quarter ended March 29, 2022 increased $96,000 to $834,000 from $738,000 in the quarter ended March 30, 2021. This increase was primarily attributable to the two new restaurants opened in final quarter of fiscal 2021.

Good Times depreciation and amortization costs for the quarter ended March 29, 2022 decreased $13,000 to $179,000 from $192,000 in the quarter ended March 30, 2021.

General and Administrative Costs. General and administrative costs for the quarter ended March 29, 2022, increased $159,000 to $2,577,000 (7.7% of total revenue) from $2,418,000 (8.3% of total revenue) for the quarter ended March 30, 2021.

This increase in general and administrative expenses in the quarter ended March 29, 2022 is primarily attributable to:

●	Increased costs in legal and professional services of $386,000
●	Decrease in administrative related payroll and benefit costs of $268,000, primarily related stock-based compensation recognized during the prior-year quarter associated with the vesting of restricted stock and stock options that had been awarded to the CEO in connection with the amendment of his employment agreement and reduced health insurance underwriting losses.
●	Reduced multi-unit management costs of approximately $30,000, primarily related to reduced incentive compensation associated with lower restaurant- and district-level income
●	Increased technology costs of approximately $36,000
●	Increased insurance costs, primarily related with D&O, cyber, and EPL policies of approximately $23,000
●	Approximately $12,000 of increased travel costs

For the balance of the fiscal year, we expect general and administrative costs to trend similarly in nominal terms to costs incurred during the current quarter.

Advertising Costs. Advertising costs for the quarter ended March 29, 2022, increased $302,000 to $812,000 (2.4% of total revenue) from $510,000 (1.7% of total revenue) for the quarter ended March 30, 2021.

Bad Daddy’s advertising costs were $467,000 (1.8% of total revenue) in the quarter ended March 29, 2022 compared to $186,000 (0.9% of total revenue) in the same prior year period. The increase is primarily due to greater spending on physical menus and point-of-sale materials in the current quarter versus the same prior year quarter when menus and point-of-sale merchandising materials were digital; recognition of commission earned by third parties on gift cards sold through large-box retailers; and a radio advertising campaign in Colorado. The current and prior year quarters each include advertising costs of $5,300 and $4,000 respectively, associated with franchise advertising contributions.

Good Times advertising costs were $345,000 (4.3% of total revenue) in the quarter ended March 29, 2022 compared to $324,000 (4.0% of total revenue) in the same prior year period. The slight increase is primarily due to decreased increased advertising expenditures in the current quarter versus the same prior year quarter. The current and prior year quarters include advertising costs of $62,000 and $60,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $6,000 and $12,000 for the quarters ended March 29, 2022 and March 30, 2021, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Impairment Costs. Costs related to the impairment of long-lived assets were $1,753,000 for the quarter ended March 29, 2022. Good Times Impairment costs for the quarter ended March 29, 2022 were $487,000 due to the asset impairments of two Good Times restaurants. Bad Daddy’s impairment costs for the quarter ended March 29, 2022 were $1,266,000 due to the impairment of one Bad Daddy’s restaurant.

Litigation Contingencies. The Company recorded a contingent loss of $332,000 during the second quarter ended March 29, 2022 related to in-process litigation. No similar losses were recorded during the same prior year quarter.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the quarter ended March 29, 2022 was $43,000 compared to $10,000 for the quarter ended March 30, 2021. Approximately $35,000 of this is related to additional gain recognized associated with the lease termination at one Good Times restaurant after accounting for all closure and disposal costs.

Income (Loss) from Operations. Loss from operations was $1,909,000 in the quarter ended March 29, 2022 compared to income from operations of $1,603,000 in the quarter ended March 30, 2021.

The change in the loss from operations for the quarter ended March 29, 2022 is primarily due to matters discussed in the sections above.

Other Income / Expense. Interest expense was $11,000 during the quarter ended March 29, 2022, primarily related to amortization of loan fees.

Provision for Income Taxes. Provision for income taxes was zero for the quarter ended March 29, 2022.

Net (Loss) Income. Net loss was $1,920,000 for the quarter ended March 29, 2022 compared to net income of $1,523,000 in the quarter ended March 30, 2021.

The change from the quarter ended March 29, 2022 to the quarter ended March 30, 2021 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended March 29, 2022, the income attributable to non-controlling interests was $230,000 compared to $426,000 for the quarter ended March 30, 2021.

Of the current quarter’s income attributable to non-controlling interests, $157,000 is attributable to Bad Daddy’s joint-venture restaurants, compared to $244,000 in the same prior year period. This $87,000 decrease is primarily due to reduced restaurant-level profitability in the relevant restaurants; and $73,000 is attributable to the Good Times joint-venture restaurants, compared to $182,000 in the same prior year period. This $109,000 decrease is primarily due to reduced restaurant-level profitability in the relevant restaurants.

Fiscal two quarters ended March 29, 2022 (26 weeks) compared to fiscal two quarters ended March 30, 2021 (26 weeks):

Net Revenues. Net revenues for the two quarters ended March 29, 2022 increased $10,025,000 or 17.7% to $66,513,000 from $56,488,000 for the two quarters ended March 30, 2021. Bad Daddy’s concept revenues increased $10,414,000 while our Good Times concept revenues decreased $389,000.

Bad Daddy’s restaurant sales increased $10,364,000 to $50,037,000 for the two quarters ended March 29, 2022 from $39,673,000 for the two quarters ended March 30, 2021. This increase is primarily due to increased traffic resulting from rolling over covid restrictions and residual avoidance of indoor dining during the prior year, as well as menu price increases. The average menu price increase for the two quarters ended March 29, 2022 over the same prior-year quarter was approximately 5.5%.

Good Times restaurant sales decreased $400,000 to $16,003,000 for the two quarters ended March 29, 2022 from $16,403,000 for the two quarters ended March 30, 2021. This decrease is primarily due to decreased traffic resulting from a shift of customer preference towards indoor dining compared to the prior year, partially offset by menu price increases. The average menu price increase for the two quarters ended March 29, 2022 over the same prior-year quarter was approximately 7.2%.

Franchise revenues were $473,000 in the two quarters ended March 29, 2022 compared to $412,000 in the two quarters ended March 30, 2021. This increase is primarily due to increased royalties at the Bad Daddy’s franchisee and licensee restaurants attributable to increased sales.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales increased 19.5% during the two quarters ended March 29, 2022 compared to the same thirteen-week period ended March 30, 2021 in the prior-year quarter. This increase is primarily due to increased traffic resulting from rolling over covid restrictions and residual avoidance of indoor dining during the prior year, as well as menu price increases. There were thirty-seven restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales decreased 1.7% during the two quarters ended March 29, 2022 compared to the same thirteen-week period ended March 30, 2021 in the prior-year quarter. This decrease is primarily due to decreased traffic resulting from a shift of customer preference towards indoor dining compared to the prior year, partially offset by menu price increases. There were twenty-three restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the two quarters ended March 29, 2022 increased $4,635,000 to $20,683,000 (31.3% of restaurant sales) from $16,048,000 (28.6% of restaurant sales) for the two quarters ended March 30, 2021.

Bad Daddy’s food and packaging costs were $15,784,000 (31.5% of restaurant sales) for the two quarters ended March 29, 2022, up from $11,237,000 (28.3% of restaurant sales) for the two quarters ended March 30, 2021. This increase is primarily attributable to higher restaurant sales during the two quarters versus the same period in the prior year. The increase as a percent of sales is attributable the significant inflation noted during the quarter with most of our food and packaging products seeing meaningful unit price increases.

Good Times food and packaging costs were $4,899,000 (30.6% of restaurant sales) for the two quarters ended March 29, 2022, up from $4,811,000 (29.3% of restaurant sales) for the two quarters ended March 30, 2021. The increase as a percent of sales is due primarily to the impact of higher purchase prices on food and paper goods, partially offset by increased menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the two quarters ended March 29, 2022 increased $4,206,000 to 22,732,000 (34.4% of restaurant sales) from $18,526,000 (33.0% of restaurant sales) for the two quarters ended March 30, 2021.

Bad Daddy’s payroll and other employee benefit costs were $17,154,000 (34.3% of restaurant sales) for the two quarters ended March 29, 2022 up from $13,263,000 (33.4% of restaurant sales) in the same prior year period. The $3,891,000 increase is primarily attributable to greater hours to support increased guests at restaurants during the current year versus the same prior year period, as well as higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.9% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $5,578,000 (34.9% of restaurant sales) in the two quarters ended March 29, 2022, up from $5,263,000 (32.1% of restaurant sales) in the same prior-year period. The $315,000 increase, both in nominal dollars and as measured as a percent of restaurant sales, was attributable to higher average wage rates paid to attract qualified employees. These higher wages are in-part driven by a combination of the significant statutory wage increase in the City and County of Denver and the impact of the overall market for quick service restaurant employees.

Occupancy Costs. Occupancy costs for the two quarters ended March 29, 2022 increased $355,000 to $4,705,000 (7.1% of restaurant sales) from $4,350,000 (7.5% of restaurant sales) for the two quarters ended March 30, 2021.

Bad Daddy’s occupancy costs were $3,327,000 (6.6% of restaurant sales) for the two quarters ended March 29, 2022, up from $2,867,000 (7.2% of restaurant sales) in the same prior year period. The increase was primarily attributable to lease costs with newly opened restaurants and increased property tax assessments. The decrease as a percentage of sales was primarily due to the leveraging effect of higher restaurant sales.

Good Times occupancy costs were $1,378,000 (8.6% of restaurant sales) in the two quarters ended March 29, 2022, down from $1,483,000 (9.0% of restaurant sales) in the same prior year period. The decrease was primarily attributable to decreases in property tax expense and end-of-term rent abatement associated with a lease termination agreement for one good times restaurant, as well as the assignment of one lease to a third party during 2021.

Other Operating Costs. Other operating costs for the two quarters ended March 29, 2022, increased $1,694,000 to $8,805,000 (13.3% of restaurant sales) from $7,111,000 (12.7% of restaurant sales) for the two quarters ended March 30, 2021.

Bad Daddy’s other operating costs were $6,955,000 (13.9% of restaurant sales) for the two quarters ended March 29, 2022 up from $5,509,000 (13.9% of restaurant sales) in the same prior year period. The $1,424,000 increase was attributable to higher overall sales.

Good Times other operating costs were $1,850,000 (11.6% of restaurant sales) in the two quarters ended March 29, 2022, up from $1,602,000 (9.8% of restaurant sales) in the same prior year period. The increase was primarily attributable to general price inflation in supplies costs and increases in commissions paid to delivery service providers due to increases in overall delivery sales.

New Store Preopening Costs. Preopening costs for the two quarters ended March 29, 2022 decreased $69,000 to $50,000 from $119,000 in the two quarters ended March 30. 2021. All of the costs in the current year were related to a Bad Daddy’s restaurant opened near the end of fiscal 2021. The costs in the prior year were related to Bad Daddy’s restaurants that opened in 2021.

Depreciation and Amortization Costs. Depreciation and amortization costs for the two quarters ended March 29, 2022, increased $138,000 to $1,997,000 from $1,859,000 in the two quarters ended March 30, 2021.

Bad Daddy’s depreciation and amortization costs for the two quarters ended March 29, 2022 increased $143,000 to $1,618,000 from $1,475,000 in the two quarters ended March 30, 2021. This increase was primarily attributable to the two new restaurants opened in final quarter of fiscal 2021.

Good Times depreciation and amortization costs for the two quarters ended March 29, 2022 decreased $5,000 to $379,000 from $384,000 in the two quarters ended March 30, 2021.

General and Administrative Costs. General and administrative costs for the two quarters ended March 29, 2022, increased $690,000 to $5,282,000 (7.9% of total revenue) from $4,592,000 (8.1% of total revenue) for the two quarters ended March 30, 2021.

This increase in general and administrative expenses in the two quarters ended March 29, 2022 is primarily attributable to:

●	Decrease in administrative related payroll and benefit costs of $463,000 primarily related to the prior-year one-time bonus awarded to the CEO during the two quarters ended March 30, 2021 in connection with the amendment of his employment agreement and reduced health insurance underwriting losses, partially offset by increased administrative salaries and wages.
●	Increase in costs associated with multi-unit management of $96,000 primarily related to increased multi-unit travel costs and incentive compensation
●	Increase in professional services of $529,000, primarily attributable to increased legal costs
●	Increase of $61,000 in recruiting and travel costs primarily associated with training managers for Bad Daddy’s restaurants
●	Increase of $91,000 associated with in-person restaurant general managers’ conference held in the current year that had not been held in the prior year
●	Increase of $198,000 for professional services and various banking and other vendor fees
●	Increased technology costs of $116,000 primarily attributable to expenses related to maintenance of mobile applications and financial reporting systems, as well as costs associated with additional administrative personnel
●	Increase of $49,000 for office lease and equipment expenses
●	Increase in other expenses of approximately $13,000 including increased D&O, cyber, and EPL insurance policies, increased general travel, partially offset by lower costs in other categories

Advertising Costs. Advertising costs for the two quarters ended March 29, 2022, increased $434,000 to $1,453,000 (2.2% of total revenue) from $1,019,000 (1.8% of total revenue) for the two quarters ended March 30, 2021.

Bad Daddy’s advertising costs were $781,000 (1.6% of total revenue) in the two quarters ended March 29, 2022 compared to $353,000 (0.9% of total revenue) in the same prior year period. The increase is primarily due to greater spending on physical menus and point-of-sale materials in the current quarter versus the same prior year quarter when menus and point-of-sale merchandising materials were digital; recognition of commission earned by third parties on gift cards sold through large-box retailers; and a radio advertising campaign in Colorado. The current and prior year quarters each include advertising costs of $9,000 and $7,000 respectively, associated with franchise advertising contributions.

Good Times advertising costs were $672,000 (4.1% of total revenue) in the two quarters ended March 29, 2022 compared to $666,000 (4.0% of total revenue) in the same prior year period. The current and prior year quarters include advertising costs of $127,000 and $123,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $11,000 and $17,000 for the quarters ended March 29, 2022 and March 30, 2021, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Impairment Costs.

Costs related to the impairment of long-lived assets were $1,753,000 for the quarter ended March 29, 2022. Good Times Impairment costs for the two quarters ended March 29, 2022 were $487,000 due to the asset impairments of two Good Times restaurants. Bad Daddy’s impairment costs for the two quarters ended March 29, 2022 were $1,266,000 due to the impairment of one Bad Daddy’s restaurant.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the two quarters ended March 29, 2022 was $657,000 compared to $19,000 for the two quarters ended March 30, 2021, primarily related to the termination of a lease of a good times restaurant.

Income (Loss) from Operations. Loss from operations was $633,000 in the two quarters ended March 29, 2022 compared to income from operations of $2,866,000 in the two quarters ended March 30, 2021.

The change in the loss from operations for the two quarters ended March 29, 2022 is primarily due to matters discussed in the relevant sections above.

Other Income / Expense. Interest expense was $29,000 during the two quarters ended March 29, 2022 compared to $178,000 in the two quarters ended March 30, 2021. The decrease is primarily due to the absence of borrowing in the current year, compared to borrowings against the Cadence Credit Facility during the same two quarters ended in the prior year.

Litigation Contingencies. The Company recorded a contingent loss of $332,000 during the two quarters ended March 29, 2022 related to in-process litigation. No similar losses were recorded during the same prior year period.

Provision for Income Taxes. Provision for income taxes was $8,000 for the two quarters ended March 29, 2022.

Net Income (Loss). Net loss was $670,000 for the two quarters ended March 29, 2022 compared to net income of $2,688,000 in the two quarters ended March 30, 2021.

The change from the two quarters ended March 29, 2022 to the two quarters ended March 30, 2021 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the two quarters ended March 29, 2022, the income attributable to non-controlling interests was $1,150,000 compared to $789,000 for the two quarters ended March 30, 2021.

Of the two quarter’s income attributable to non-controlling interests, $840,000 is attributable to Bad Daddy’s joint-venture restaurants, compared to $425,000 in the same prior year period and $310,000 is attributable to the Good Times joint-venture restaurants, compared to $364,000 in the same prior year period. Income attributable to non-controlling interests for Bad Daddy’s includes a one-time special allocation to the non-controlling partners in these partnerships of approximately $516,000 related to a rebate of payroll costs, partially offset by slightly decreased restaurant level profitability in the current fiscal quarter.

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

Our management does not consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company's financial statements. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
●	stock based compensation expense is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing performance for a particular period;
●	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
●	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

The following table reconciles net income/loss to EBITDA and Adjusted EBITDA (in thousands) for the second fiscal quarter and year-to-date:

	Quarter Ended		Year-to-Date
	March 29, 2022 (13 Weeks)	March 30, 2021 (13 Weeks)	March 29, 2022 (26 Weeks)	March 30, 2021 (26 Weeks)
Adjusted EBITDA:
Net Income (Loss), as reported	$(2,150)	$1,097	$(1,820)	$1,899
Depreciation and amortization	977	911	1,982	1,820
Interest expense, net	11	80	29	178
Provision for income taxes	0	-	8	-
EBITDA	(1,161)	2,088	199	3,897
Preopening expense	-	80	50	119
Non-cash stock-based compensation	52	214	147	276
Asset Impairment	1,753	-	1,753	-
GAAP rent-cash rent difference	(110)	(84)	(182)	(172)
Loss (Gain) on restaurant asset sales and lease termination	(35)	(10)	(519)	(19)
One-time special allocation to Bad Daddy’s partnerships	-	-	516	-
Litigation contingencies	332	-	332	-
Adjusted EBITDA	$832	$2,288	$2,296	$4,101

Depreciation and amortization expense has been reduced by amounts attributable to non-controlling interests of $66,000 and $46,000 for the quarters ended March 29, 2022 and March 30, 2021, respectively.

Loss (Gain) on restaurant asset sales and lease termination has been reduced by amounts attributable to non-controlling interests of $8,100 and zero for the quarters ended March 29, 2022 and March 30, 2021, respectively.

Liquidity and Capital Resources

Cash and Working Capital

As of March 29, 2022, we had a working capital deficit of $708,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. Although we have negotiated payment terms of up to four weeks with many of our vendors, we pay our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts and generally pay most outstanding accounts payable upon review for accuracy and validity. In addition, our working capital position includes the recognition of the current portion of lease liabilities as we lease substantially all of our real estate and have both short-term and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, recurring operating costs and recurring capital expenditure needs throughout fiscal 2023. As of March 29, 2022, we had no commitments related to construction contracts for any restaurants currently under development.

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of March 29, 2022 the Company has repurchased 75,900 shares of its common stock pursuant to the share repurchase plan leaving $4,669,767 available for repurchases under the plan.

Financing

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence has agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (as amended, the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of March 29, 2022, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence Bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company elects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR. The Cadence Credit Facility, includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known.

During the quarter ended March 29, 2022 the Company entered into an amendment to the Cadence Credit Facility which, among other things, amends the Credit Agreement to modify the “Restricted Payments” covenant in the Credit Agreement to exempt Company repurchases of common stock made in connection with the Company’s publicly announced share repurchase program described above.

As of March 29, 2022, the Cadence Credit Facility, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of March 29, 2022, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of March 29, 2022, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 29, 2022, there were no outstanding letters of credit issued under the facility.

Cash Flows

Net cash provided by operating activities was $1,312,000 for the two quarters ended March 29, 2022. The net cash used in operating activities for the two quarters ended March 29, 2022 was the result of net loss of $670,000 as well as cash and non-cash reconciling items totaling $1,982,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $2,114,000, 2) amortization of operating lease assets of $1,751,000, 3) impairment of long-lived assets of $1,753,000 4) stock-based compensation expense of $147,000 5) a gain on lease termination and deferred gain on sale/leaseback of restaurants of $657,000, 6) A decrease in ROU assets of $39,000, 7) Income tax provision of $8,000, 8) an increase in prepaids of $1,176, primarily attributable to an in prepaid rent, 9) an increase in accrued expenses of $395,000, 10) a decrease in accounts payable of $370,000, 11) a net decrease in amounts related to our operating lease liabilities of $1,976,000 and 12) An increase of $46,000 in inventory and other receivables.

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

Net cash used in investing activities for the two quarters ended March 29, 2022 was $1,905,000 which primarily reflects the general purchases of property and equipment of $1,177,000 and an acquisition of a restaurant from franchisee, net of cash acquired, for $728,000. Purchases of property and equipment is comprised of the following:

●	$856,000 for miscellaneous capital expenditures related to our existing Bad Daddy’s restaurants, including the payment of amounts in accounts payable at September 29, 2021 associated with the construction of one new Bad Daddy’s restaurant near the end of fiscal 2021
●	$120,000 for miscellaneous capital expenditures related to our existing Good Times restaurants
●	$201,000 for miscellaneous capital expenditures related to our restaurant support center, primarily initial development costs for the computer software underlying our two brands’ mobile apps and automotive assets used by our internal maintenance team

Net cash used in investing activities for the two quarters ended March 30, 2021 was $1,171,000 which primarily reflects the purchases of property and equipment of $1,184,000. Purchases of property and equipment is comprised of the following:

●	$648,000 in costs for the development of Bad Daddy’s locations
●	$311,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants
●	$18,000 in costs related to remodeling of one Good Times location
●	$144,000 for miscellaneous capital expenditures related to our Good Times restaurants
●	$63,000 for miscellaneous capital expenditures related to our corporate office

Net cash used in financing activities for the two quarters ended March 29, 2022 was $1,197,000, which includes distributions to non-controlling interests of $956,000, payment for the repurchase of the Company’s common stock of $331,000 and proceeds from stock option exercise of $90,000.

Net cash used in financing activities for the two quarters ended March 30, 2021 was $2,311,000, which includes principal payments on notes payable and long-term debt of $2,000,000, proceeds from stock option exercises of $96,000 and distributions to non-controlling interests of $407,000.

Impact of Inflation

Due to the impact of the COVID-19 pandemic, availability of certain commodities could be constrained and prices for those commodities could be substantially more volatile than in recent history. Additionally, headline inflation as measured by the Consumer Price Index has recently exceeded inflation amounts recorded at any time during the past forty years. We have experienced significant inflationary pressure both on the cost of labor in the form of salaries and wages, and also in raw products, across many of the commodities we use in our operations. Due to these factors, we are not able to predict the impact of inflation on our food and packaging costs for the balance of the year. We have adjusted menu prices with intentional discipline, particularly at Bad Daddy’s. The total menu price increases at our Good Times restaurants during fiscal 2021 were approximately 8.0%, and we raised menu prices approximately 4.1% on average during the first two quarters of fiscal 2022. We raised menu prices at our Bad Daddy’s restaurants during fiscal 2021 by approximately 3.2% and raised menu prices during the first two quarters of fiscal 2022 by approximately 4.5% on average. We continue to monitor inflationary pressures and customer reaction to competitive pricing benchmarks. We expect to increase menu pricing at least once during the next six months but cannot reasonably predict the magnitude of such price adjustments.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales in December, January, February, and March.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2022.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 29,2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings affecting the Company, see note 9 to the unaudited, consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Form 10-K for the fiscal year ended September 28, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of March 29, 2022 the Company has purchased 75,900 shares of its common stock pursuant to the share repurchase plan leaving $4,669,767 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
12/29/2021 - 1/25/2022	-	-	-	-
1/26/2022 - 2/22/2022	32,152	4.52	32,152	-
2/23/2022 - 3/29/2022	43,748	4.23	43,748	-
Total	75,900	4.35	75,900	$4,669,767

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)       Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

10.1	Seventh Amendment to Credit Agreement, dated January 31, 2022, by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s 8-K filed on February 3, 2022 and incorporated herein by reference)
10.2	Stock Option Award Agreement between the Company and Mathew Karnes dated March 7, 2022 (previously filed as Exhibit 10.1 to the Registrant’s 8-K filed on March 8, 2022 and incorporated herein by reference)
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: May 5, 2022

Ryan M. Zink Chief Executive Officer (Principal Executive Office)

Mathew Karnes Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

