Form 10-Q
period 2022-06-28
Good Times Restaurants Inc.
filed 2022-08-11
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 28, 2022

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

As of August 8, 2022, there were 12,361,450 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended June 28, 2022

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 28, 2022	September 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,704	$8,856
Receivables, net of allowance for doubtful accounts of $0	662	644
Prepaid expenses and other current assets	1,387	641
Inventories	1,385	1,303
Total current assets	13,138	11,444
PROPERTY AND EQUIPMENT:
Land and building	4,670	4,704
Leasehold improvements	35,541	35,089
Fixtures and equipment	30,011	30,286
Total property and equipment	70,222	70,079
Less accumulated depreciation and amortization	(46,683)	(42,852)
Total net property and equipment	23,539	27,227
OTHER ASSETS:
Operating lease right-of-use assets, net	43,566	45,737
Deposits and other assets	176	219
Trademarks	3,900	3,900
Other intangibles, net	22	4
Goodwill	5,713	5,150
Total other assets	53,377	55,010

TOTAL ASSETS:	$90,054	$93,681
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$753	$1,496
Deferred income	57	61
Operating lease liabilities, current	5,349	4,935
Other accrued liabilities	7,412	6,394
Total current liabilities	13,571	12,886
LONG-TERM LIABILITIES:
Operating lease liabilities, net of current portion	46,859	49,723
Deferred and other liabilities	161	202
Total long-term liabilities	47,020	49,925
SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 28, 2022 and September 28, 2021	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,393,843 and 12,512,072 shares issued and outstanding as of June 28, 2022 and September 28, 2021, respectively	13	13
Capital contributed in excess of par value	59,318	59,021
Treasury stock, at cost; 545,999 and 376,351 shares as of June 28, 2022 and September 28, 2021, respectively	(2,213)	(1,608)
Accumulated deficit	(29,031)	(27,680)
Total Good Times Restaurants Inc. shareholders' equity	28,087	29,746

Non-controlling interests	1,376	1,124
Total shareholders’ equity	29,463	30,870

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,054	$93,681

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	June 28, 2022 (13 Weeks)	June 29, 2021 (13 Weeks)	June 28, 2022 (39 Weeks)	June 29, 2021 (39 Weeks)
NET REVENUES:
Restaurant sales	$36,265	$33,701	$102,305	$89,777
Franchise revenues	232	245	705	657
Total net revenues	36,497	33,946	103,010	90,434

RESTAURANT OPERATING COSTS:
Food and packaging costs	11,767	9,989	32,450	26,037
Payroll and other employee benefit costs	12,295	11,261	35,027	29,787
Restaurant occupancy costs	2,383	2,183	7,088	6,533
Other restaurant operating costs	4,753	3,730	13,558	10,841
Preopening costs	0	301	50	420
Depreciation and amortization	993	938	2,990	2,797
Total restaurant operating costs	32,191	28,402	91,163	76,415

General and administrative costs	2,379	2,505	7,661	7,097
Advertising costs	807	597	2,260	1,616
Franchise costs	5	5	16	22
Impairment of long-lived assets	303	-	2,056	-
Gain on restaurant asset sale and lease termination	(9)	(9)	(666)	(28)
Litigation contingencies	-	-	332	-

INCOME (LOSS) FROM OPERATIONS:	821	2,446	188	5,312

Other Expenses:
Interest and other expense, net	(12)	(66)	(41)	(244)
Gain on debt extinguishment	0	11,778	0	11,778
Total other income (expense), net	(12)	11,712	(41)	11,534

NET INCOME BEFORE INCOME TAXES:	809	14,158	147	16,846

Provision for Income Taxes	(1)	-	(9)	-

NET INCOME:	$808	$14,158	$138	$16,846
Income attributable to non-controlling interests	(339)	(524)	(1,489)	(1,313)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$469	$13,634	$(1,351)	$15,533

NET (LOSS) INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$0.04	$1.07	$(0.11)	$1.22
Diluted	$0.04	$1.04	$(0.11)	$1.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,457,251	12,787,390	12,502,449	12,689,587
Diluted	12,560,658	13,076,635	12,502,449	12,793,915

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date June 28, 2022

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 28,2021	376,351	$(1,608)	12,512,072	$13	$59,021	$1,124	$(27,680)	$30,870

Stock-based compensation cost	-	-	-	-	95	-	-	95
Restricted stock unit vesting	-	-	13,366	-	-	-	-	-
Common stock grants	-	-	9,256	-	-	-	-	-
Stock option exercise	-	-	5,000	-	6	-	-	6
Non-controlling interests:
Income	-	-	-	-	-	920	-	920
Distributions	-	-	-	-	-	(632)	-	(632)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	330	330

BALANCES, December 28, 2021	376,351	$(1,608)	12,539,694	$13	$59,122	$1,412	$(27,350)	$31,589

Stock-based compensation cost	-	-	-	-	52	-	-	52
Restricted stock unit vesting	-	-	-	-	-	-	-	-
Stock option exercise	-	-	23,797	-	84	-	-	84
Repurchases of common stock	75,900	(331)	(75,900)	-	-	-	-	(331)
Non-controlling interests:
Income	-	-	-	-	-	230	-	230
Distributions	-	-	-	-	-	(112)	-	(112)
Net Income (Loss) attributable to common shareholders and comprehensive loss	-	-	-	-	-	-	(2,150)	(2,150)

BALANCES, March 29, 2022	452,251	$(1,939)	12,487,591	$13	$59,258	$1,530	$(29,500)	$29,362

Stock-based compensation cost	-	-	-	-	60	-	-	60
Repurchases of common stock	93,748	(274)	(93,748)	-	-	-	-	(274)
Non-controlling interests:
Income	-	-	-	-	-	339	-	339
Distributions	-	-	-	-	-	(493)	-	(493)
Net Income attributable to common shareholders and comprehensive loss	-	-	-	-	-	-	469	469

BALANCES, June 28, 2022	545,999	$(2,213)	12,393,843	$13	$59,318	$1,376	$(29,031)	$29,463

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

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date
	June 28, 2022 (39 Weeks)	June 29, 2021 (39 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138	$16,846

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,129	2,920
Amortization of operating lease assets	2,908	2,631
Decrease in ROU assets	57	-
Gain on debt extinguishment	-	(11,778)
Impairment of long-lived assets	2,056	-
Gain on lease termination	(642)	-
Stock-based compensation expense	207	327
Recognition of deferred gain on sale of restaurant building	(24)	(28)
Income tax provision	9	-
Changes in operating assets and liabilities:
Receivables and other	(18)	280
Prepaid expense	(742)	-
Inventories	(62)	(102)
Deposits and other assets	70	(260)
Accounts payable	(529)	(820)
Operating lease liabilities	(3,262)	(2,922)
Deferred liabilities	-	(4)
Accrued and other liabilities	1,123	296
Net cash provided by operating activities	4,418	7,386

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(1,623)	(2,098)
Acquisition of restaurant from franchisee, net of cash acquired	(728)	-
Proceeds from sale of fixed assets	745
Payments received from franchisees and others	-	13
Net cash used in investing activities	(1,606)	(2,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for the purchase of treasury stock	(605)	-
Principal payments on notes payable and long-term debt	-	(5,500)
Proceeds from stock option exercise	90	407
Contributions from non-controlling interests	-	14
Distributions to non-controlling interests	(1,449)	(1,375)
Net cash used in financing activities	(1,964)	(6,454)

NET CHANGE IN CASH AND CASH EQUIVALENTS	848	(1,153)

CASH AND CASH EQUIVALENTS, beginning of period	8,856	11,454

CASH AND CASH EQUIVALENTS, end of period	$9,704	$10,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$14	$33
Change in accounts payable attributable to the purchase of property and equipment	$(214)	$500

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

The Company operates, and licenses full-service restaurants under the brand Bad Daddy’s Burger Bar that are primarily located in Colorado and in the Southeast region of the United States.

The Company operates and franchises drive-thru fast food hamburger restaurants under the brand Good Times Burgers & Frozen Custard, all of which are located in Colorado and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 28, 2022 and the results of its operations and its cash flows for the three fiscal quarters ended June 28, 2022 and June 29, 2021. Operating results for the three fiscal quarters ended June 28, 2022 are not necessarily indicative of the results that may be expected for the year ending September 27, 2022. The condensed consolidated balance sheet as of September 28, 2021 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 28, 2021.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended June 28, 2022 and June 29, 2021 each consisted of 13 weeks. The year-to-date periods ended June 28, 2022 and June 29, 2021 each consisted of 39 weeks.

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  We recognize costs associated with the advertising funds based upon the same expense recognition principles we apply to other expenses. Contributions to the Advertising Funds from our franchisees were $204,000 and $205,000 for the three quarters ended June 28, 2022 and June 29, 2021, respectively and are included in franchise revenues.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, amounts receivable from our delivery partners, and amounts receivable from Tivoli Brewing Company in connection with our partnership where we operate the kitchen at their brewery taproom.

COVID-19

Currently all of our Bad Daddy’s and Good Times restaurants are operating without COVID-19 related government restrictions or mask mandates. However, the second-and third-order effects from the pandemic have had a lingering impact on our restaurant operations for the three quarters ended June 28, 2022 including disruptions and other impacts to the supply chain and labor markets, and varying changes in consumer behavior. During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although certain dining rooms were open, all were operating at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

Our operating results substantially depend upon our ability to drive traffic to our restaurants, and for our Bad Daddy’s Burger Bar restaurants, to serve guests in our dining rooms. We cannot currently predict the continued impact of the effect of the COVID-19 pandemic on our business, including any mutations of the virus and additional variants; neither are we able to predict how the pandemic will evolve nor how the long-lived impacts on supply chain, labor market, and customer behavior will evolve. Should dining room closures or mask mandates reoccur, our business could be adversely affected. Even without government orders, customers may choose to reduce or eliminate in-restaurant dining if there are increasing numbers of COVID-19 cases, hospitalizations, or deaths.

Additionally, in connection with spread of COVID-19, there have been disruptions in various food supply chains in the United States. Our operating results substantially depend upon our ability to obtain sufficient quantities of products such as beef, bacon, packaging and other products used in the production of menu items for our guests. Ongoing impacts of the COVID-19 pandemic could result in product shortages and in-turn could require us to serve a limited menu, restrict number of items purchased per guest, or close some or all of our restaurants for an indeterminate period of time. The long-lived, residual impacts from the COVID-19 pandemic and its evolution could result in reduced revenue and cash flow and could affect our assessments of impairment of intangible assets, long-lived assets, or goodwill.

War in Ukraine

Although we conduct all of our restaurant operations within the USA, worldwide product supply chains have been impacted by the war in Ukraine. Specifically sunflower oil and wheat, which are fungible commodities, are used as ingredients in our raw materials and purchased by our suppliers, have significant supplies that typically originate in Ukraine. The lack of availability of supplies of such products may impact the availability and supplier pricing for products purchased by us for use in our business, which could result in higher food and packaging costs or reduced revenues.

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

Note 4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 28, 2022 and September 28, 2021 (in thousands):

	June 28, 2022			September 28, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$25	$(3)	$22	$50	$(46)	$4
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,925	$(3)	$3,922	$3,950	$(46)	$3,904

Goodwill	$5,713	$-	$5,713	$5,150	$-	$5,150

The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to intangible assets subject to amortization was $3,000 for the three quarters ended June 28, 2022 and $46,000 for the three quarters ended June 29, 2021.

Note 5.	Stock-Based Compensation

The Company has traditionally maintained incentive compensation plans that include a provision for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”) and has outstanding awards that were issued under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”), pursuant to shareholder approval. Future awards will be issued under the 2018 Plan. Currently, the maximum number of shares available for issuance under the 2018 Plan is 1,050,000.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as forfeitures occur.

Our net income (loss) for the three quarters ended June 28, 2022 and June 29, 2021 includes $207,000 and $327,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the three quarters ended June 28, 2022. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Three Quarters Ended June 28, 2022 Incentive and Non-Qualified Stock Options	Three Quarters Ended June 29, 2021 Incentive and Non-Qualified Stock Options

Expected term (years)	6.5	3.63
Expected volatility	61.31%	74.62%
Risk-free interest rate	1.76%	0.24%
Expected dividends	-	-

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

The following table summarizes stock option activity for the three quarters ended June 28, 2022 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)

Outstanding at beginning of year	443,815	$3.63
Options granted	105,000	$4.90
Options exercised	(28,797)	$3.10
Options Forfeited	(20,362)	$4.63
Outstanding June 28, 2022	499,656	$3.89	5.7
Exercisable June 28, 2022	351,872	$3.52	5.1

As of June 28, 2022, the aggregate intrinsic value of the outstanding and exercisable options was $57,000. Only options whose exercise price is below the closing price of the Company’s common stock as of June 28, 2022 are included in the intrinsic value calculation.

During the three quarters ended June 28, 2022, the Company granted 105,000 stock options, which includes 25,000 non-qualified stock options to its Senior Vice President of Finance pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules as an inducement to employment.

As of June 28, 2022, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $239,000 and is expected to be recognized over a weighted average period of approximately 1.6 years.

There were 28,797 stock options exercised during the three quarters ended June 28, 2022 with proceeds of approximately $90,000. There were 170,248 stock options exercised during the three quarters ended June 29, 2021 with proceeds of approximately $407,000.

Restricted Stock Units

During the three quarters ended June 28, 2022 there were 28,000 restricted stock units granted, and no restricted stock units granted during the three quarters ended June 29, 2021.

A summary of the status of non-vested restricted stock as of June 28, 2022 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at September 28, 2021	61,952	$1.54 to $3.95
Granted	28,000	$4.50
Vested	(15,616)	$3.95
Non-vested shares at June 28, 2022	74,336	$1.54 to $4.50

As of June 28, 2022, there was $120,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Restricted and Unrestricted Common Stock Awards

During the three quarters ended June 28, 2022 there were 9,256 unrestricted shares of common stock granted to directors of the Company. These shares had a grant date fair value of $4.35 per share which is equal to the closing price of the stock on the date of grant and resulted in the recognition of $40,000 of stock-based compensation expense. During the three quarters ended June 29, 2021, the Company granted its directors 12,948 shares of common stock and its Chief Executive Officer 10,000 performance shares from available shares under its 2018 Plan. The shares were issued with a grant date fair market value of $2.78 and $2.77, respectively, which is equal to the closing price of the stock on the date of grants. The performance shares granted to the Chief Executive Officer became fully vested on April 6, 2021 pursuant to the vesting provisions set forth in the grant notice.

Note 6.	Gain on Sale of Assets and Lease Termination

The Company had previously entered into an agreement with the landlord for one of its Good Times restaurants which provided the landlord an option to terminate the lease with a six-month notice in exchange for a specific termination penalty. During the fiscal quarter ended December 28, 2021 the landlord for this location exercised the termination option. The Company continued to operate this location through the majority of the notice period ending March 31, 2022. During the quarter ended March 29, 2022, we recognized a $642,000 gain in connection with the lease termination. The remainder of the gain recognized during the three quarters ended June 28, 2022 is the periodic recognition of deferred gains resulting from prior sale-leaseback transactions associated with certain Good Times restaurants.

Note 7.	Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following as of:

	June 28, 2022	September 28, 2021
Prepaid Rent	$773	$-
Other	614	641
Total	$1,387	$641

Note 8.	Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	June 28, 2022	September 28, 2021
Wages and other employee benefits	$3,115	$3,282
Taxes, other than income taxes	1,248	1,334
Gift card liability, net of breakage	980	375
General expense accrual and other	2,069	1,403
Total	$7,412	$6,394

Note 9.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence has agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (as amended, the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of June 28, 2022, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence Bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company elects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR. The Cadence Credit Facility includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known.

As of June 28, 2022, the Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including financial covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of June 28, 2022, the Company was in compliance with all of these financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of June 28, 2022, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of June 28, 2022, there were no outstanding letters of credit issued under the facility.

Note 10.	Net (Loss) Income per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	June 28 2022	June 29, 2021	June 28, 2022	June 29, 2021
Weighted-average shares outstanding basic	12,457,251	12,787,390	12,502,449	12,689,587
Effect of potentially dilutive securities:
Stock options	29,071	225,471	-	40,553
Restricted stock units	74,336	63,774	-	63,774
Weighted-average shares outstanding diluted	12,560,658	13,076,635	12,502,449	12,793,915
Excluded from diluted weighted average shares outstanding:
Antidilutive	387,378	289,611	249,752	474,528

Note 11.	Contingent Liabilities and Liquidity

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

The Company is the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On April 11, 2022, the Court heard the parties’ respective motions for summary judgment on the plaintiffs’ claims. The Court verbally ruled that it was dismissing all of the plaintiffs’ claims except for their claim for breach of an express and implied obligation to negotiate in good faith under the parties’ letter of intent. On May 5, 2022, the Court issued a written order confirming this ruling. On May 25, 2022, the Court issued an order that the plaintiffs are only entitled to reliance damages should they prevail on their claim for breaches of the express and implied obligations to negotiate in good faith. Trial is set on this lone remaining claim for August 22, 2022.

While the Court’s rulings have significantly limited plaintiff’s opportunity for recovery in the case, in light of the ruling and the Court’s order, the inherent uncertainties of trial and the Company’s posture in respect of settlement, among other things, the Company has determined that some loss in respect of the lawsuit is probable and accordingly recorded an accrual in the quarter ended March 28, 2022 in the amount of $332,000. This amount represents the Company’s best estimate of the likely amount of plaintiffs’ damage recovery assuming a finding of liability in their favor at trial and their ability to satisfy the legal standard for proving damages in such amount, based upon the Company’s retained expert and a report he made in response to the plaintiffs’ claims for damages. The accrual is an estimate and is based on current information, the judgment of management and advice of counsel. The Company will continue to evaluate this matter based on new information as it becomes available. The outcome of the case could result in losses less than or in excess of amounts accrued. Any additional liability in excess of the accrual could have a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which any such additional liability is accrued. The Company will continue to vigorously pursue a full defense of this matter on the merits.

Note 12.	Leases

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

Components of operating lease costs are as follows for the fiscal quarters ended:

Lease cost	Classification	June 28, 2022	June 29, 2021
Operating lease cost	Occupancy, Preopening costs, and General and administrative expenses, net	$1,866	$1,693
Variable lease cost	Occupancy	27	20
Sublease income	Occupancy	(136)	(136)
		$1,757	$1,577

Components of operating lease costs are as follows for the three fiscal quarters ended:

Lease cost	Classification	June 28, 2022	June 29, 2021
Operating lease cost	Occupancy, Preopening costs, and General and administrative expenses, net	$5,491	$5,220
Variable lease cost	Occupancy	106	61
Sublease income	Occupancy	(408)	(400)
		$5,189	$4,881

Weighted average lease term and discount rate are as follows:

	June 28, 2022	June 29, 2021
Weighted average remaining lease term (in years)	8.85	9.8

Weighted average discount rate	5.0%	5.0%

Supplemental cash flow disclosures for the three fiscal quarters ended:

	June 28, 2022	June 29, 2021
Cash paid for operating lease liabilities	$5,383	$5,168

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$734	$57

Supplemental balance sheet disclosures:

Balance Sheet Classification	Lease Classification	June 28, 2022	June 29,2021
Right-of-use assets	Operating lease assets	$43,566	$46,678

Current lease liabilities	Operating lease liabilities	5,349	4,857
Non-current lease liabilities	Operating lease liabilities, less current portion	46,859	50,698
Total lease liabilities		$52,208	$55,555

Future minimum rent payments for our operating leases for each of the next five years as of June 28, 2022 are as follows:

Fiscal year ending:	Total
Remainder of 2022	$1,951
2023	7,833
2024	7,730
2025	7,814
2026	7,256
Thereafter	32,539
Total minimum lease payments	65,123
Less: imputed interest	(12,915)
Present value of lease liabilities	$52,208

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

During the quarter ended June 28, 2022, we recognized $303,000 in impairment cost related to one Good Times restaurant. For the three quarters ended June 28, 2022, we recognized $2,056,000 in total asset impairments for four restaurants. Of this amount, $790,000 was related to three Good Times restaurants and $1,266,000 was related to one Bad Daddy’s restaurant. During the three quarters ended June 29, 2021 no asset impairment costs were recognized.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks for the three quarters ended June 28, 2022 and June 29, 2021.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of June 28, 2022, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized during the three quarters ended June 28, 2022.

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

The Company continues to have significant net operating loss carryforwards from prior years and a history of net losses through the duration of our existence. Full valuation allowances were established to reduce any deferred tax assets recorded to zero for both the quarters ended June 28, 2022 and June 29, 2021. Although we have established a full valuation allowance on our deferred tax assets, we are subject to income tax in certain jurisdictions where we do not have substantial net operating loss carry forwards. As such, we have recognized a provision for income taxes of $9,000 for the three quarters ended June 28, 2022 related to state income taxes resulting in an effective income tax rate of (0.7%) for the period. For the three quarters ended June 29, 2021, we did not recognize any provision for income taxes as we estimated no current tax liability either for federal or state jurisdictions resulting in an effective tax rate of zero for the period.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2019 through 2022. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 28, 2022.

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

The following table summarizes the activity in non-controlling interests during the three quarters ended June 28, 2022 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance as of September 28, 2021	$915	$209	$1,124
Income	1,025	464	1,489
Distributions	(840)	(397)	(1,237)
Balance as of June 28, 2022	$1,100	$276	$1,376

Our non-controlling interests consist of one joint-venture partnership involving seven Good Times restaurants and five joint-venture partnerships involving five Bad Daddy’s restaurants.

Note 16.	Subsequent Events

None.

Note 17.	Segment Reporting

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	June 28, 2022 (13 Weeks)	June 29, 2021 (13 Weeks)	June 28, 2022 (39 Weeks)	June 29, 2021 (39 Weeks)
Revenues
Bad Daddy’s	$27,231	$24,481	$77,427	$64,263
Good Times	9,266	9,465	25,583	26,171
	36,497	33,946	103,010	90,434
Income (Loss) from operations
Bad Daddy’s	635	1,577	138	2,760
Good Times	186	869	50	2,552
	821	2,446	188	5,312
Capital expenditures
Bad Daddy’s	652	802	1,480	1,826
Good Times	364	110	471	272
	$1,016	$912	$1,951	$2,098

	June 28, 2022	September 28, 2021
Property and equipment, net
Bad Daddy’s	$20,990	$23,293
Good Times	2,548	3,773
	$23,538	$27,066

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 28, 2021. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(II)	The disruption to our business from the novel coronavirus (COVID-19) pandemic and the impact of the pandemic on our results of operations, financial condition and prospects. The disruption and effect on our business may vary depending on the duration and extent of the COVID-19 pandemic and the impact of federal, state and local governmental actions and customer behavior in response to the pandemic.

(II)	We compete with numerous well-established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(II)	We may be negatively impacted if we experience same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

(II)	We may be negatively impacted if we are unable to pass on to customers, through menu price increases, the increased costs that we incur through inflation experienced in our input costs including both the cost of food and the cost of labor. Recent metrics have indicated that increased levels of price inflation are prevalent throughout the economy and the impacts of such inflation, including the impact of related governmental response, cannot be accurately predicted.

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers’ compensation, energy; inadequate number of hourly paid employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2021.

Overview

Good Times Restaurants Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and licenses full-service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (Bad Daddy’s) and operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (Good Times).

We are focused on targeted unit growth of the Bad Daddy’s concept while at the same time growing same store sales and improving the profitability of both the Bad Daddy’s and the Good Times’ concepts.

COVID-19

Currently all of our Bad Daddy’s and Good Times restaurants are operating without COVID-19 related government restrictions or mask mandates. However, the second-and third-order effects from the pandemic have had a lingering impact on our restaurant operations for the three quarters ended June 28, 2022 including disruptions and other impacts to the supply chain and labor markets, and varying changes in consumer behavior. During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms closed by government orders. Beginning in early January 2021, we began to re-open Colorado dining rooms at Bad Daddy’s, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open during this time. Although certain dining rooms were open, all were operating at some reduction of capacity, whether driven by explicit capacity reductions under government orders, or due to social distancing protocols that are either mandated by the same government orders, or which we abide by as under our own internal protocols designed to maintain a safe foodservice environment, both for our employees and for our customers.

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

War in Ukraine

Although we conduct all of our restaurant operations within the USA, worldwide product supply chains have been impacted by the war in Ukraine. Specifically sunflower oil and wheat, which are fungible commodities, are used as ingredients in our raw materials and purchased by our suppliers, have significant supplies that typically originate in Ukraine. The lack of availability of supplies of such products may impact the availability and supplier pricing for products purchased by us for use in our business, which could result in higher food and packaging costs or reduced revenues.

Growth Strategies and Outlook

We believe there are significant opportunities to grow customer traffic and increase awareness of our brands. Prior to the COVID-19 pandemic, we reduced our development profile as we sought to improve our financial position, and while we believe there are unit growth opportunities for both of our concepts, we are evaluating that in line with the impact of the pandemic on the restaurant industry. We currently are filling a restaurant development pipeline and expect new Bad Daddy’s restaurant openings in fiscal 2023.

Restaurant locations

As of June 28, 2022, we operated, franchised, or licensed a total of forty-two Bad Daddy’s restaurants and thirty-one Good Times restaurants. The following table presents the number of restaurants operating at the end of the third fiscal quarters of 2022 and 2021.

Company-Owned/Co-Developed/Joint-Venture

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2022	2021	2022	2021	2022	2021
Alabama	2	1	-	-	2	1
Colorado	12	12	23	24	35	36
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	3	-	-	4	3
Tennessee	2	2	-	-	2	2
Total	40	38	23	24	63	62

We purchased one previously franchised Bad Daddy’s during the second fiscal quarter of 2022 and one BD location opened in Alabama in the final quarter of 2021. One company-owned Good Times restaurant closed, and the property was subleased during fiscal 2021.

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

Results of Operations

Fiscal quarter ended June 28, 2022 (13 weeks) compared to fiscal quarter ended June 29, 2021 (13 weeks):

Net Revenues. Net revenues for the quarter ended June 28, 2022 increased $2,551,000 or 7.5% to $36,497,000 from $33,946,000 for the quarter ended June 29, 2021. Bad Daddy’s concept revenues increased $2,750,000 while our Good Times concept revenues decreased $199,000.

Bad Daddy’s restaurant sales increased $2,764,000 to $27,172,000 for the quarter ended June 28, 2022 from $24,408,000 for the quarter ended June 29, 2021. This increase is primarily due to increased traffic, as well as menu price increases. The average menu price increase for the quarter ended June 28, 2022 over the same prior-year quarter was approximately 6.8%.

Good Times restaurant sales decreased $200,000 to $9,093,000 for the quarter ended June 28, 2022 from $9,293,000 for the quarter ended June 29, 2021. This decrease is primarily due to the loss of sales associated with the closure of one restaurant in the second quarter of 2022, partially offset by menu price increases. The average menu price increase for the quarter ended June 28, 2022 over the same prior-year quarter was approximately 8.2%.

Franchise revenues were $232,000 in the quarter ended June 28, 2022 compared to $245,000 in the quarter ended June 29, 2021. This decrease is primarily due to decreased royalties resulting from the Company’s purchase of a previously franchised Bad Daddy’s restaurant.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales increased 5.3% during the quarter ended June 28, 2022 compared to the same thirteen-week period ended June 29, 2021 in the prior-year quarter. This increase is primarily due to increased traffic as well as menu price increases. There were thirty-eight restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales increased 1.6%% during the quarter ended June 28, 2022 compared to the same thirteen-week period ended June 29, 2021 in the prior-year quarter. This increase is primarily due to increased traffic as well as menu price increases. There were twenty-three restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended June 28, 2022 increased $1,778,000 to $11,767,000 (32.4% of restaurant sales) from $9,989,000 (29.6% of restaurant sales) for the quarter ended June 29, 2021.

Bad Daddy’s food and packaging costs were $8,832,000 (32.5% of restaurant sales) for the quarter ended June 28, 2022, up from $7,257,000 (29.7% of restaurant sales) for the quarter ended June 29, 2021. This increase is primarily attributable to higher restaurant sales during the current quarter versus the same quarter in the prior year. The increase as a percent of sales is attributable the significant inflation noted during the quarter with most of our food and packaging products seeing meaningful unit price increases.

Good Times food and packaging costs were $2,935,000 (32.3% of restaurant sales) for the quarter ended June 28, 2022, up from $2,732,000 (29.4% of restaurant sales) for the quarter ended June 29, 2021. This increase is primarily attributable to the impact of higher purchase prices on food and paper goods, partially offset by increased menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended June 28, 2022 increased $1,034,000 to 12,295,000 (33.9% of restaurant sales) from $11,261,000 (33.4% of restaurant sales) for the quarter ended June 29, 2021.

Bad Daddy’s payroll and other employee benefit costs were $9,296,000 (34.2% of restaurant sales) for the quarter ended June 28, 2022 up from $8,381,000 (34.3% of restaurant sales) in the same prior year period. The $915,000 increase is primarily attributable to increased wage rates paid, primarily to back of house employees, during the current quarter versus the same quarter in the prior year, the result of a competitive labor market.

Good Times payroll and other employee benefit costs were $2,999,000 (33% of restaurant sales) in the quarter ended June 28, 2022, up from $2,880,000 (31.0% of restaurant sales) in the same prior-year period. This increase, both in nominal dollars and as measured as a percent of restaurant sales, was primarily attributable to higher average wage rates. These higher wages are in-part driven by a combination of the significant statutory wage increase in the City and County of Denver and the impact of the extremely competitive labor market for qualified restaurant employees in Colorado.

Occupancy Costs. Occupancy costs for the quarter ended June 28, 2022 increased $200,000 to $2,383,000 (6.6% of restaurant sales) from $2,183,000 (6.5% of restaurant sales) for the quarter ended June 29, 2021.

Bad Daddy’s occupancy costs were $1,684,000 (6.2% of restaurant sales) for the quarter ended June 28, 2022, up from $1,485,000 (6.1% of restaurant sales) in the same prior year period. The increase was primarily attributable to lease costs with newly opened restaurants, lease costs associated with the restaurant acquired from a former franchisee and increased real property tax assessments.

Good Times occupancy costs were $699,000 (7.7% of restaurant sales) in the quarter ended June 28, 2022, up from $698,000 (7.5% of restaurant sales) in the same prior year period.

Other Operating Costs. Other operating costs for the quarter ended June 28, 2022, increased $1,023,000 to $4,753,000 (13.1% of restaurant sales) from $3,730,000 (11.1% of restaurant sales) for the quarter ended June 29, 2021.

Bad Daddy’s other operating costs were $3,742,000 (13.8% of restaurant sales) for the quarter ended June 28, 2022 up from $2,939,000 (12.0% of restaurant sales) in the same prior year period. The increase was attributable to higher overall sales. As a percent of sales, the increase is attributable to higher increased spending on restaurant technology, and higher repair and maintenance expenses.

Good Times other operating costs were $1,011,000 (11.1% of restaurant sales) in the quarter ended June 28, 2022, up from $791,000 (8.5% of restaurant sales) in the same prior year period. The increase was primarily attributable to general price inflation in operating supplies costs, increases in commissions paid to delivery service providers due to increases in overall delivery sales, and higher repair and higher preventive maintenance expenses.

New Store Preopening Costs. There were no preopening costs incurred during the quarter ended June 28, 2022 compared to $301,000 for the quarter ended June 29, 2021.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended June 28, 2022, increased $55,000 to $993,000 from $938,000 in the quarter ended June 29, 2021.

Bad Daddy’s depreciation and amortization costs for the quarter ended June 28, 2022 increased $105,000 to $846,000 from $741,000 in the quarter ended June 29, 2021. This increase was primarily attributable to the two new restaurants opened in final quarter of fiscal 2021 as well as the acquisition of our franchise unit in the 2nd quarter of 2022

Good Times depreciation and amortization costs for the quarter ended June 28, 2022 decreased $50,000 to $147,000 from $197,000 in the quarter ended June 29, 2021. This decrease is primarily attributable to assets reaching full amortization and the closure of a restaurant in the prior quarter associated with a landlord termination option.

General and Administrative Costs. General and administrative costs for the quarter ended June 28, 2022, decreased $126,000 to $2,379,000 (6.5% of total revenue) from $2,505,000 (7.4% of total revenue) for the quarter ended June 29, 2021.

This decrease in general and administrative expenses in the quarter ended June 28, 2022 is primarily attributable to:

•	Decreased costs in legal and professional services of $419,000
•	Increase in recruiting and training costs of $118,000, including costs related to a multi-unit supervisor training conference
•	Increase in administrative related payroll and benefit costs of $77,000, primarily related to additional administrative and consultant salary expenses, offset by reduced health insurance underwriting losses.
•	Increase in general travel-related expenses of $33,000
•	Increase in the cost of business insurance including D&O, EPL, and cyber coverage of $24,000
•	Increase in corporate technology expenses of $16,000
•	Increase in stock compensation expense of $10,000
•	Net increase in all other expenses of approximately $24,000

For the balance of the fiscal year, we expect general and administrative costs to trend similarly in nominal terms to costs incurred during the current quarter.

Advertising Costs. Advertising costs for the quarter ended June 28, 2021, increased $210,000 to $807,000 (2.2% of total revenue) from $597,000 (1.8% of total revenue) for the quarter ended June 29, 2021.

Bad Daddy’s advertising costs were $448,000 (1.6% of total revenue) in the quarter ended June 28, 2022 compared to $222,000 (0.9% of total revenue) in the same prior year period. The increase is primarily due to recognition of commission earned by third parties on gift cards sold through large-box retailers and a radio advertising campaign in Colorado. The prior year quarter includes advertising costs of $4,000 associated with franchise advertising contributions.

Good Times advertising costs were $359,000 (3.9% of total revenue) in the quarter ended June 28, 2022 compared to $375,000 (4.0% of total revenue) in the same prior year period. The slight decrease is primarily due to decreased advertising expenditures in the current quarter versus the same prior year quarter. The current and prior year quarters include advertising costs of $68,000 and $71,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $5,000 and $5,000 for the quarters ended June 28, 2022 and June 29, 2021, respectively. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Impairment Costs. Costs related to the impairment of long-lived assets were $303,000 for the quarter ended June 28, 2022, which were attributable to one Good Times restaurant.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the quarter ended June 28, 2022 was $9,000 compared to $9,000 for the quarter ended June 29, 2021 related to past sale-leaseback transactions of Good Times restaurants.

Income (Loss) from Operations. Income from operations was $821,000 in the quarter ended June 28, 2022 compared to income from operations of $2,446,000 in the quarter ended June 29, 2021.

The change in the loss from operations for the quarter ended June 28, 2022 is primarily due to matters discussed in the sections above.

Interest and other expense, net. Interest and other expense, net was $12,000 during the quarter ended June 28, 2022, compared to $66,000 for the quarter ended June 29, 2021. The $54,000 reduction is primarily due to lower interest costs attributable to there being no outstanding long-term debt in the current year. The remaining interest expense is attributable to commitment fees and the amortization of loan costs associated with the Cadence Credit Facility.

Gain on Debt Extinguishment. There was no gain on debt extinguishment for the quarter compared to $11,778,000 for the quarter ended June 29, 2021. The gain in the prior year quarter was related to forgiveness of PPP loans by the SBA.

Provision for Income Taxes. Provision for income taxes was $1,000 for the quarter ended June 28, 2022 primarily associated with estimated cash taxes due for state income tax.

Net (Loss) Income. Net income was $808,000 for the quarter ended June 28, 2022 compared to net income of $14,158,000 in the quarter ended June 29, 2021.

The change from the quarter ended June 28, 2022 to the quarter ended June 29, 2021 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended June 28, 2022, the income attributable to non-controlling interests was $339,000 compared to $524,000 for the quarter ended June 29, 2021.

Of the current quarter’s income attributable to non-controlling interests, $184,000 is attributable to Bad Daddy’s joint-venture restaurants, compared to $263,000 in the same prior year period. This $79,000 decrease is primarily due to reduced restaurant-level profitability in the relevant restaurants. The remaining $155,000 is attributable to the Good Times joint-venture restaurants, compared to $261,000 in the same prior year period. This $106,000 decrease is primarily due to reduced restaurant-level profitability in the relevant restaurants.

Fiscal three quarters ended June 28, 2022 (39 weeks) compared to fiscal three quarters ended June 29, 2021 (39 weeks):

Net Revenues. Net revenues for the three quarters ended June 28, 2022 increased $12,576,000 or 13.9% to $103,010,000 from $90,434,000 for the three quarters ended June 29, 2021. Bad Daddy’s concept revenues increased $13,164,000 while our Good Times concept revenues decreased $588,000.

Bad Daddy’s restaurant sales increased $13,128,000 to $77,210,000 for the three quarters ended June 28, 2022 from $64,082,000 for the three quarters ended June 29, 2021. This increase is primarily due to strong customer demand, as well as a increases in menu prices. The average menu price increase for the three quarters ended June 28, 2022 over the same prior-year quarter was approximately 5.5%.

Good Times restaurant sales decreased $600,000 to $25,095,000 for the three quarters ended June 28, 2022 from $25,695,000 for the three quarters ended June 21, 2021. This decrease is primarily due to decreased traffic, the loss of sales associated with the closure of one restaurant in the second quarter of 2022, partially offset by menu price increases. The average menu price increase for the three quarters ended June 29, 2021 over the same prior-year quarter was approximately 7.2%.

Franchise revenues were $705,000 in the three quarters ended June 28, 2022 compared to $657,000 in the three quarters ended June 29, 2021. This increase is primarily due to increased royalties at the Bad Daddy’s franchisee and licensee restaurants attributable to increased sales.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales increased 14.0% during the three quarters ended June 28, 2022 compared to the same thirteen-week period ended June 29, 2021 in the prior-year quarter. This increase is primarily due to increased traffic as well as menu price increases. There were thirty-eight restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales decreased 0.6% during the three quarters ended June 28, 2022 compared to the same thirteen-week period ended June 29, 2021 in the prior-year quarter. This decrease is primarily due to slightly lower traffic, partially offset by menu price increases. There were twenty-three restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the three quarters ended June 28, 2022 increased $6,413,000 to $32,450,000 (31.7% of restaurant sales) from 26,037,000 (29.0% of restaurant sales) for the three quarters ended June 29, 2021.

Bad Daddy’s food and packaging costs were $24,615,000 (31.9% of restaurant sales) for the three quarters ended June 28, 2022, up from $18,494,000 (28.9% of restaurant sales) for the three quarters ended June 29, 2021. This increase is primarily attributable to higher restaurant sales during the three quarters versus the same period in the prior year. The increase as a percent of sales is attributable the significant inflation noted during the quarter with most of our food and packaging products seeing meaningful unit price increases.

Good Times food and packaging costs were $7,835,000 (31.2% of restaurant sales) for the three quarters ended June 28, 2022, up from $7,543,000 (29.4% of restaurant sales) for the three quarters ended June 29, 2021. The increase as a percent of sales is due primarily to the impact of higher purchase prices on food and paper goods, partially offset by increased menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the three quarters ended June 28, 2022 increased $5,240,000 to 35,027,000 (34.2% of restaurant sales) from $29,787,000 (33.2% of restaurant sales) for the three quarters ended June 29, 2021.

Bad Daddy’s payroll and other employee benefit costs were $26,450,000 (34.3% of restaurant sales) for the three quarters ended June 28, 2022 up from $21,644,000 (33.8% of restaurant sales) in the same prior year period. The $4,806,000 increase is primarily attributable to greater hours to support increased guests at restaurants during the current year versus the same prior year period, as well as higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.4% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $8,577,000 (34.2% of restaurant sales) in the three quarters ended June 28, 2022, up from $8,143,000 (31.7% of restaurant sales) in the same prior-year period. The $434,000 increase, both in nominal dollars and as measured as a percent of restaurant sales, was attributable to higher average wage rates paid to attract qualified employees. These higher wages are in-part driven by a combination of the significant statutory wage increase in the City and County of Denver and the impact of the overall market for quick service restaurant employees.

Occupancy Costs. Occupancy costs for the three quarters ended June 28, 2022 increased $555,000 to $7,088,000 (6.9% of restaurant sales) from $6,533,000 (7.3% of restaurant sales) for the three quarters ended June 29, 2021.

Bad Daddy’s occupancy costs were $5,011,000 (6.5% of restaurant sales) for the three quarters ended June 28, 2022, up from $4,352,000 (6.8% of restaurant sales) in the same prior year period. The increase was primarily attributable to lease costs with newly opened restaurants and increased property tax assessments. The decrease as a percentage of sales was primarily due to the leveraging effect of higher restaurant sales.

Good Times occupancy costs were $2,077,000 (8.3% of restaurant sales) in the three quarters ended June 28, 2022, down from $2,181,000 (8.5% of restaurant sales) in the same prior year period. The decrease was primarily attributable to decreases in property tax expense and end-of-term rent abatement and associated with a lease termination agreement for one good times restaurant

Other Operating Costs. Other operating costs for the three quarters ended June 28, 2022, increased $2,717,000 to $13,558,000 (13.3% of restaurant sales) from $10,841,000 (12.1% of restaurant sales) for the three quarters ended June 29, 2021.

Bad Daddy’s other operating costs were $10,696,000 (13.9% of restaurant sales) for the three quarters ended June 28, 2022 up from 8,448,000 (13.2% of restaurant sales) in the same prior year period. The $2,281,000 increase was attributable to higher overall sales as well as higher repair and maintenance expenses.

Good Times other operating costs were $2,862,000 (11.4% of restaurant sales) in the three quarters ended June 28, 2022, up from $2,393,000 (9.3% of restaurant sales) in the same prior year period. The increase was primarily attributable to general price inflation in supplies costs and increases in commissions paid to delivery service providers due to increases in overall delivery sales, as well as higher repair and maintenance expenses.

New Store Preopening Costs. Preopening costs for the three quarters ended June 28, 2022 decreased $370,000 to $50,000 from $420,000 in the three quarters ended June 29, 2021. The costs in the prior year were related to a Bad Daddy’s restaurant opened near the end of fiscal 2021.

Depreciation and Amortization Costs. Depreciation and amortization costs for the three quarters ended June 28, 2022, increased $193,000 to $2,990,000 from $2,797,000 in the three quarters ended June 29, 2021.

Bad Daddy’s depreciation and amortization costs for the three quarters ended June 28, 2022 increased $248,000 to $2,464,000 from $2,216,000 in the three quarters ended June 29, 2021. This increase was primarily attributable to the two new restaurants opened in final quarter of fiscal 2021.

Good Times depreciation and amortization costs for the three quarters ended June 28, 2022 decreased $55,000 to $526,000 from $581,000 in the three quarters ended June 29, 2021.

General and Administrative Costs. General and administrative costs for the three quarters ended June 28, 2022, increased $564,000 to $7,661,000 (7.4% of total revenue) from $7,097,000 (7.8% of total revenue) for the three quarters ended June 29, 2021.

This increase in general and administrative expenses in the three quarters ended June 28, 2022 is primarily attributable to:

•	Increase in Training and Recruiting costs, including incentives, of $269,000, including costs associated with the annual general manager conference and a multi-unit supervisor training conference.
•	Decrease in administrative related payroll and benefit costs of $245,000, primarily related to the prior-year one-time bonus awarded to the CEO in connection with the amendment of his employment agreement, and reduced health insurance underwriting losses, partially offset by increased administrative salaries and wages.
•	Increase in legal and professional services costs of $138,000
•	Decreased stock compensation cost, primarily related to the prior-year accelerated recognition of stock-based compensation cost in connection with the vesting of performance shares and incentive stock options that were issued to the CEO in connection in connection with the amendment of his employment agreement
•	Increase in corporate technology expenses of $133,000
•	Increase in the cost of multi-unit supervision cost of $87,000, primarily related to increased multi-unit travel costs and incentive compensation
•	Increase in professional services of $15,000
•	Increase in general travel-related costs of $72,000
•	Increase in vendor fees primarily related to lower corporate vendor rebates.
•	Increase in the cost of business insurance including D&O, EPL, and cyber coverage of $68,000
•	Increase in general office expenses of $38,000
•	Increase in various other expenses of $23,000

Advertising Costs. Advertising costs for the three quarters ended June 28, 2022, increased $644,000 to $2,260,000 (2.2% of total revenue) from $1,616,000 (1.8% of total revenue) for the three quarters ended June 29, 2021.

Bad Daddy’s advertising costs were $1,228,000 (1.6% of total revenue) in the three quarters ended June 29, 2021 compared to $575,000 (0.9% of total revenue) in the same prior year period. The increase is primarily due to greater spending on physical menus and point-of-sale materials in the current quarter versus the same prior year quarter when menus and point-of-sale merchandising materials were digital; recognition of commission earned by third parties on gift cards sold through large-box retailers; and a radio advertising campaign in Colorado. The current and prior year quarters each include advertising costs of $9,000 and $4,000 respectively, associated with franchise advertising contributions.

Good Times advertising costs were $1,032,000 (4.0% of total revenue) in the three quarters ended June 28, 2022 compared to $1,041,000 (4.0% of total revenue) in the same prior year period. The current and prior year quarters include advertising costs of $195,000 and $71,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $16,000 and $22,000 for the quarters ended June 28, 2022 and June 29, 2021, respectively. The costs are related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Impairment Costs. Costs related to the impairment of long-lived assets were $2,056,000 for the quarter ended June 28, 2022. Good Times Impairment costs for the three quarters ended June 28, 2022 were $790,000 due to the asset impairments of three Good Times restaurants. Bad Daddy’s impairment costs for the three quarters ended June 28, 2022 were $1,266,000 due to the impairment of one Bad Daddy’s restaurant.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the three quarters ended June 28, 2022 was $666,000 compared to $28,000 for the three quarters ended June 29, 2021, primarily related to the termination of a lease of a good times restaurant. The remainder being related to past sale-leaseback transactions of Good Times restaurants

Income (Loss) from Operations. Income from operations was $188,000 in the three quarters ended June 28, 2022 compared to income from operations of $5,311,000 in the three quarters ended June 29, 2021.

The change in the income from operations for the three quarters ended June 28, 2022 is primarily due to matters discussed in the relevant sections above.

Interest and other expense, net. Interest and other expense, net was $41,000 during the three quarters ended June 28, 2022 compared to $244,000 in the three quarters ended June 29, 2021. The $203,000 reduction is primarily due to lower interest costs attributable to there being no outstanding long-term debt in the current year. The remaining interest expense is attributable to commitment fees and the amortization of loan costs associated with the Cadence Credit Facility.

Gain on Debt Extinguishment. There was no gain on debt extinguishment for the three quarters ended June 28, 2022 compared to $11,778,000 for the three quarters ended June 29, 2021. The gain in the prior year to date was related to forgiveness of PPP loans by the SBA.

Litigation Contingencies. The Company recorded a contingent loss of $332,000 during the three quarters ended June 28, 2022 related to in-process litigation. No similar losses were recorded during the same prior year period.

Provision for Income Taxes. Provision for income taxes was $9,000 for the three quarters ended June 28, 2022, primarily associated with estimated cash taxes due for state income tax.

Net Income (Loss). Net Income was $147,000 for the three quarters ended June 28, 2022 compared to net income of $16,846,000 in the three quarters ended June 29, 2021.

The change from the three quarters ended June 28, 2022 to the three quarters ended June 29, 2021 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the three quarters ended June 28, 2022, the income attributable to non-controlling interests was $1,489,000 compared to $1,313,000 for the three quarters ended June 29, 2021.

Of the three quarter’s income attributable to non-controlling interests, $1,025,000 is attributable to Bad Daddy’s joint-venture restaurants, compared to $688,000 in the same prior year period. Income attributable to non-controlling interests for Bad Daddy’s includes a one-time special allocation to the non-controlling partners in these partnerships of approximately $516,000 related to a rebate of payroll costs, partially offset by slightly decreased restaurant level profitability in the current fiscal quarter. The remaining $464,000 is attributable to the Good Times joint-venture restaurants, compared to $625,000 in the same prior year period, primarily attributable to reduced restaurant profitability in those joint venture restaurants.

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

The following table reconciles net income/loss to EBITDA and Adjusted EBITDA (in thousands) for the third fiscal quarter and year-to-date:

	Quarter Ended		Year-to-Date
	June 28, 2022 (13 Weeks)	June 29, 2021 (13 Weeks)	June 28, 2022 (39 Weeks)	June 29, 2021 (39 Weeks)
Adjusted EBITDA:
Net Income (Loss), as reported	$469	$13,634	$(1,351)	$15,533
Depreciation and amortization	951	925	2,933	2,745
Interest expense, net	12	67	41	245
Provision for income taxes	1	-	9	-
EBITDA	1,433	14,626	1,632	18,523
Preopening expense	-	301	50	420
Non-cash stock-based compensation	60	50	208	326
Asset Impairment	303	-	2,056	-
GAAP rent-cash rent difference	(103)	(108)	(286)	(280)
Loss (Gain on restaurant asset sales and lease termination	(9)	(9)	(528)	(28)
One-time special allocation to Bad Daddy’s Partnerships	-	-	516	-
Gain on debt extinguishment		(11,778)		(11,778)
Litigation contingencies	-	-	332	-
Adjusted EBITDA	$1,684	$3,082	$3,980	$7,183

Depreciation and amortization expense has been reduced by amounts attributable to non-controlling interests of $63,000 and $49,000 for the quarters ended June 28, 2022 and June 29, 2021, respectively.

Gain on restaurant asset sales and lease termination has not been reduced by any amounts for the quarter ended June 28, 2022 and June 29, 2021, respectively. Gain on restaurant asset sales and lease termination has been reduced by amounts attributable to non-controlling interests of $138,000 and zero for the three quarters ended June 28, 2022 and June 29, 2021, respectively.

Liquidity and Capital Resources

Cash and Working Capital

As of June 28, 2022, we had a working capital deficit of $433,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. Although we have negotiated payment terms of up to four weeks with many of our vendors, we pay our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts and generally pay most outstanding accounts payable immediately upon review for accuracy and validity. In addition, our working capital position includes the recognition of the current portion of lease liabilities as we lease substantially all of our real estate and have both short-term and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, recurring operating costs and recurring capital expenditure needs throughout fiscal 2023. As of June 28, 2022, we had no commitments related to construction contracts for any restaurants currently under development.

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of June 28, 2022 the Company has repurchased 169,648 shares of its common stock pursuant to the share repurchase plan leaving approximately $4,395,000 available for repurchases under the plan.

Financing

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence has agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (as amended, the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of June 28, 2022, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence Bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company elects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR. The Cadence Credit Facility, includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known.

During the quarter ended March 29, 2022 the Company entered into an amendment to the Cadence Credit Facility which, among other things, amends the Credit Agreement to modify the “Restricted Payments” covenant in the Credit Agreement to exempt Company repurchases of common stock made in connection with the Company’s publicly announced share repurchase program described above.

As of June 28, 2022, the Cadence Credit Facility, contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of June 28, 2022, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of June 28, 2022, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of June 28, 2022, there were no outstanding letters of credit issued under the facility.

Cash Flows

Net cash provided by operating activities was $4,418,000 for the three quarters ended June 28, 2022. The net cash used in operating activities for the three quarters ended June 28, 2022 was the result of net income of $138,000 as well as cash and non-cash reconciling items totaling $4,280,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $3,129,000, 2) amortization of operating lease assets of $2,908,000, 3) impairment of long-lived assets of $2,056,000 4) stock-based compensation expense of $207,000 5) a gain on lease termination and deferred gain on sale/leaseback of restaurants of $666,000, 6) A decrease in ROU assets of $57,000, 7) Income tax provision of $9,000, 8) an increase in prepaids of $742,000, primarily attributable to an increase in prepaid rent, 9) an increase in accrued expenses of $1,123,000, 10) a decrease in accounts payable of $529,000, 11) a net decrease in amounts related to our operating lease liabilities of $3,262,000 and 12) An net increase of $10,000 in inventory, other receivables, and deposits and other assets.

Net cash provided by operating activities was $7,386,000 for the three quarters ended June 29, 2021. The net cash provided by operating activities for the three quarters ended June 29, 2021 was the result of net income of $16,846,000 offset by cash and non-cash reconciling items totaling $9,460,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $2,920,000, 2) amortization of operating lease assets of $2,631,000, 3) stock-based compensation expense of $327,000, 4) gain on debt forgiveness of $11,778,000, 5) an increase in receivables and other assets of $82,000, 6) an increase in deferred liabilities and accrued expenses of $264,000, 7) a decrease in accounts payable of $820,000 and 8) a net decrease in amounts related to our operating leases of $2,922,000..

Net cash used in investing activities for the three quarters ended June 28, 2022 was $1,606,000 which primarily reflects the general purchases of property and equipment of $1,623,000 and an acquisition of a restaurant from franchisee, net of cash acquired, for $728,000, as well as $745,000 for the proceeds of the sale of a fixed asset. Purchases of property and equipment is comprised of the following:

•	$936,000 for miscellaneous capital expenditures related to our existing Bad Daddy’s restaurants

•	$471,000 for miscellaneous capital expenditures related to our existing Good Times restaurants

•	$216,000 for miscellaneous capital expenditures related to our restaurant support center, primarily initial development costs for the software underlying our two brands’ mobile apps and automotive assets used by our internal maintenance team

Net cash used in investing activities for the three quarters ended June 29, 2021 was $2,085,000 which primarily reflects the purchases of property and equipment of $2,098,000. Purchases of property and equipment is comprised of the following:

•	$1,136,000 in costs for the development of Bad Daddy’s locations

•	$486,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants

•	$82,000 in costs related to remodeling of one Good Times location

•	$190,000 for miscellaneous capital expenditures related to our Good Times restaurants

•	$204,000 for miscellaneous capital expenditures related to our restaurant support center

Net cash used in financing activities for the three quarters ended June 28, 2022 was $1,964,000, which includes distributions to non-controlling interests of $1,449,000 and payment for the repurchase of the Company’s common stock of $605,000 and proceeds from stock option exercise of $90,000.

Net cash used in financing activities for the three quarters ended June 29, 2021 was $6,454,000, which includes principal payments on notes payable and long-term debt of $5,500,000, proceeds from stock option exercises of 407,000 and net distributions to non-controlling interests of $1,361,000.

Impact of Inflation

Due to the impact of the COVID-19 pandemic, availability of certain commodities could be constrained and prices for those commodities could be substantially more volatile than in recent history. Additionally, headline inflation as measured by the Consumer Price Index has recently exceeded inflation amounts recorded at any time during the past forty years. We have experienced significant inflationary pressure both on the cost of labor in the form of salaries and wages, and also in raw products, across many of the commodities we use in our operations. Due to these factors, we are not able to predict the impact of inflation on our food and packaging costs for the balance of the year. We have adjusted menu prices with intentional discipline, particularly at Bad Daddy’s. The total menu price increases at our Good Times restaurants during fiscal 2021 were approximately 8.0%, and we raised menu prices approximately 4.1% on average during the first three quarters of fiscal 2022. We raised menu prices at our Bad Daddy’s restaurants during fiscal 2021 by approximately 3.1% and raised menu prices during the first three quarters of fiscal 2022 by approximately 5.1% on average. We continue to monitor inflationary pressures and customer reaction to competitive pricing benchmarks. We expect to increase menu pricing at least once during the next six months, if not potentially more frequently, but cannot reasonably predict the magnitude or exact timing of such price adjustments.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based primarily on weather conditions adversely affecting Colorado restaurant sales between the months of November and March.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2022.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 28, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings affecting the Company, see note 11 to the unaudited, consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Form 10-K for the fiscal year ended September 28, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of June 28, 2022 the Company has purchased 169,648 shares of its common stock pursuant to the share repurchase plan leaving approximately $4,395,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the quarter ended June 28, 2022 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
3/30/2022 – 4/28/2022	-	-	-
4/29/2022 – 5/26/2022	44,575	$2.80	44,575
5/27/2022 – 6/28/2022	49,173	$2.97	49,173
Total	93,748			$4,395,114

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)       Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: August 11, 2022

Ryan M. Zink Chief Executive Officer (Principal Executive Office)

Mathew Karnes Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

