Form 10-K
period 2022-09-27
Good Times Restaurants Inc.
filed 2022-12-15
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2022

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
Yes ☐     No ☑

As of March 31, 2022 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 9,585,466 shares of common stock held by non-affiliates of the registrant was $33,549,131.

As of December 9, 2022, the registrant had 11,947,139 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 27, 2022.

PART I

ITEM 1.	BUSINESS

Our Company

Good Times Restaurants Inc., a Nevada corporation formed on October 6, 1996, operates Bad Daddy’s Burger Bar restaurants ( “Bad Daddy’s”) and Good Times Burgers & Frozen Custard ( “Good Times”) restaurants. Bad Daddy’s and Good Times are two distinctly different, restaurant concepts. Each is positioned as a unique brand within its respective segment of the industry. Bad Daddy’s operates in the full-service dining segment as a specialty burger bar concept and Good Times operates in the quick-service restaurant segment as a drive-thru focused concept focused on all-natural burgers, fries, frozen custard.

Through our subsidiaries, as of December 14, 2022, we own and operate, or license a total of forty-one Bad Daddy’s restaurants in seven states. We own and operate fourteen Bad Daddy’s restaurants in North Carolina, twelve traditional Bad Daddy’s restaurants in Colorado, five in Georgia, four in South Carolina, two in Alabama, two in Tennessee and one in Oklahoma. Of these restaurants, five restaurants are operated through limited partnership arrangements where we are the operating partner and own between approximately 23% and 75% interest in the partnership entities. We license the Bad Daddy’s brand for the Bad Daddy’s restaurant located in the Charlotte Douglas International Airport which is owned and operated by a third-party licensee.

We currently own and operate or franchise thirty-one total Good Times restaurants. Of these restaurants, twenty-nine are in Colorado. Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.

The terms “we,” “us,” “our,” the “Company,” “Good Times” and similar terms refer to Good Times Restaurants Inc., a Nevada corporation, and its wholly-owned consolidated subsidiaries, including Bad Daddy’s Franchise Development, LLC; Bad Daddy’s International, LLC (“BDI”); Good Times Drive-Thru Inc. (“Drive Thru”); and BD of Colorado, LLC. (“BD of Colo”) Unless otherwise indicated or the context otherwise requires, financial and operating data in this 10-K report reflect the consolidated business and operations of Good Times Restaurants Inc. and its subsidiaries.

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Our discussion for fiscal years 2022 and 2021, which ended on September 27, 2022 (‘fiscal 2022”) and September 28, 2021 (“fiscal 2021”), respectively, each cover periods of 52 full calendar weeks.

Fiscal 2022 Financial & Brand Highlights

●	Our net revenues for fiscal 2022 increased by $14,247,000 (11.5%) to $138,200,000 from $123,953,000 in fiscal 2021, primarily due to double-digit same store sales for Bad Daddy’s and positive same store sales for Good Times, and the purchase of one previously-franchised Bad Daddy’s restaurant during fiscal 2022.

●	The Bad Daddy’s brand had a 11.2% increase in same store sales for fiscal 2022.

●	The Good Times brand had a 1.1% increase in same store sales for fiscal 2022.

●	We acquired one previously-franchised Bad Daddy’s restaurant in Greenville, South Carolina during fiscal 2022.

●	One company-owned Good Times restaurant closed during fiscal 2022.

●	We ended fiscal 2022 with $8.9 million in cash and no long-term debt.

Same store sales for each brand represents the comparison of restaurant sales in the current year, to the same comparable weeks in the immediately preceding fiscal year for those stores open for at least 18 months.

Recent Developments

Macro Economic Factors and Operating Environment

The global crisis resulting from the spread of coronavirus (“COVID-19”) impacted our restaurant operations for the fiscal years ended September 27, 2022 and September 28, 2021, though in fiscal 2022 the impact was more modest than in the prior year. During fiscal 2022, all restaurants remained open. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation. COVID-19 has also contributed to labor challenges, which have increased hourly wages and management salaries at both concepts, and in limited cases have resulted in reduced operating hours at certain restaurants. Supply chain constraints have affected both of our concepts, resulting in higher food and beverage cost associated with general increases in input price levels as well as increased product substitutions, elevated freight costs, and increased variability in product quality, primarily in produce items. In addition, during fiscal 2022 and extending into fiscal 2023, high rates of inflation have been seen globally which have also resulted in increases in commodity, labor and energy costs for both concepts. Further significant increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

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

We currently have a meaningful cash balance and generated significant cash flow from operations during fiscal 2022. We used a portion of this cash balance to repurchase Company stock by means of the Stock Repurchase Program during fiscal 2022 as described below.

Share Repurchase

On February 7, 2022, the Company’s board of directors approved a program to purchase shares of its common stock at an aggregate amount of up to $5.0 million dollars. As of September 27, 2022, a total of 316,447 shares have been repurchased under the plan at an aggregate cost of approximately $1,065,000.

Debt

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence has agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (as amended, the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of the date of filing of this report, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence Bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company elects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR. The Cadence Credit Facility includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known. The Company is currently reviewing its future credit facility needs and intends to negotiate an amendment to the existing credit agreement or enter into a new credit agreement prior to January 31, 2023.

As of the date of filing of this report, the Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including financial covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of the date of filing of this report, the Company was in compliance with all of these financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement. As of September 27, 2022 the unamortized balance of these fees is $20,000.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of the date of filing of this report, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of the date of filing of this report, there were no outstanding letters of credit issued under the facility.

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BD of Colo (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program.

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

Total interest expense on notes payable was $20,000 and $269,000 for fiscal 2022 and fiscal 2021, respectively.

Concepts

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar is a full-service, casual dining small box “better burger” concept. Bad Daddy’s currently operates all of its company-owned restaurants under a table service / full-bar service model.

There are three primary elements of the concept that we believe differentiates us from our competition:

1.	Scratch Cooking. The menu consists of chef-inspired burgers, sandwiches, main-course salads, and appetizers carefully crafted in-house with high-quality ingredients to deliver bold flavor profiles along with portion sizes and presentations that are uncommon in the casual dining segment of the industry. Beyond simply assembling finished ingredients on a plate, many of our sauces, dressings, and even our housemade American cheese are prepared from scratch in our restaurant kitchens. We offer our guests an extensive ability to customize their burgers and salads, including Create Your Own Burgers and Salads, restricted only by the ingredients available in the kitchen, which include a variety of different protein options including bison, turkey, chicken, salmon, and plant-based protein.

2.	A Bad Ass Bar. The food menu is complemented by a full bar that focuses on local and craft beers and proprietary, handcrafted cocktails. Two specialties are our Bad Daddy’s Amber Ale, available only at Bad Daddy’s, and our Bad Ass Margarita. System-wide, total alcoholic beverages have historically accounted for approximately 15% of sales in our Bad Daddy’s restaurants. As off-premises sales have increased resulting from the COVID-19 pandemic, alcoholic beverage sales have declined to approximately 12.6% of restaurant sales. We focus on making our bar a place where both newcomers and regular guests can comfortably relax and enjoy a beverage at happy hour, with their meal, or at any other time of day.

3.	Genuine Hospitality. The restaurants have a high-energy yet family friendly environment with iconic pop culture design elements and a personal, ultra-friendly and informal service platform with a legacy of southern hospitality. Bad Daddy’s menu, service and environment are designed around an irreverent brand personality, including unique menu items, iconic Farrah Fawcett and Paul Newman Cool Hand Luke posters in the men’s and women’s restrooms and our own playlist of classic rock and modern rock music that adds to the high energy atmosphere.

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

This brand positioning results in transactions that generate average sales per transaction of approximately $35. The lunch daypart (open until 2pm) represents approximately 35% and the happy hour and dinner dayparts (2pm until close) represent approximately 65% of restaurant sales. Off-premise sales, including take-out, delivery and curbside pickup, accounted for approximately 27% of all system-wide sales in Fiscal 2022. Off-premise sales average $29 per transaction while on-premise sales average $36 per transaction.

A typical Bad Daddy’s restaurant is approximately 3,500-4,000 square feet with an enclosed patio, smaller than most other chain casual dining restaurants. Fiscal 2022 average restaurant sales averaged $2.57 million per restaurant resulting in average sales per square foot of approximately $670. We believe this is a key metric indicating the strength and expansion potential of the concept.

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

Good Times Burgers & Frozen Custard

Good Times is a drive-thru, quick-service hamburger-focused restaurant concept offering fresh, 100% all-natural beef and chicken. We own and operate twenty-three Good Times restaurants, and franchise an additional eight, located primarily in the Denver market and along the front range of Colorado. We believe Good Times was the first quick-service chain in our region, and one of the first in the country, to offer a menu of fresh all-natural Angus beef and all-natural chicken from animals that are humanely raised and vegetarian fed without the use of added hormones, steroids, or antibiotics.

We compete primarily on the quality of our products, consistently prompt service, and order accuracy. We support our quality position by using only all-natural beef and chicken. Our all-natural frozen custard is made fresh throughout the day. These quality commitments help Good Times challenge quick-serve restaurant norms and match quality found at fast casual restaurants. Our focus on speed of service keeps our customers happy as most of our sales come from the drive thru. With menu innovation, we strive to create flavor profiles unique to Good Times. We have rotating limited time menu items and custard flavors. Our customers appreciate that we support local causes and do not take ourselves too seriously. Good Times makes use of various media but primarily communicate these advantages and promotions through the use of terrestrial radio and digital audio streaming.

Our average per person check is approximately $14.17, which we believe is slightly lower than the average check at fast casual hamburger concepts such as Habit Burger, Five Guys, and Smashburger, but well above the typical quick-service restaurant average check such as McDonalds, Wendy’s and Burger King. We do not offer a low-priced value menu like most national quick-service chains, choosing to define our value proposition based on quality ingredients with a specific focus on all-natural beef and chicken and products spanning a range of price choices within each of our menu categories. We have shifted our focus to a blend of quality and speed while slightly reducing the number of items on the menu.

Good Times is primarily a drive-thru concept, as all our restaurants have at least one drive-thru lane and generally have a walk-up window where customers may additionally place orders. Most of our restaurants have no indoor seating and consist of one drive-thru lane and outdoor patio seating. Speed of service in this segment is critical for success and we average less than three-minute transaction times, as measured from the time the customer places their order until they leave the drive-thru lane. Prior to the COVID-19 pandemic, even in our restaurants that feature dine-in seating, a majority of our sales were conducted through the drive-thru lane. Due to staffing constraints and customer preference for drive thru, our dining rooms remain closed.

The success of our strategy is evident in our long-term same-store sales growth (sales growth over the prior year period at restaurants open more than 18 months, also referred to as comparable sales). Same store sales increased 1.1% in fiscal 2022, and 10.5% in fiscal 2021, and five-year sales growth of 20.3%.

Our Business Strengths

Our Brands Are Complementary

While operating in different segments of the restaurant industry, our two brands complement each other in both their similarities and differences:

Each has a value proposition enhanced by superior quality ingredients and a focus on the specific elements of service relevant to the concept that deliver an exceptional experience to each guest. We believe Bad Daddy’s resonates with consumers by consistently executing high-quality, scratch-made menu items with bold flavors delivered in a high-energy environment with a slightly irreverent brand personality. The appeal of Bad Daddy’s is not solely based on a purely on-premise customer experience however, as the focus we place on bold, unique flavors; superior ingredients; and scratch cooking in each kitchen translates into significant off-premise adoption, both through traditional customer carry-out and delivery by third party delivery service providers.

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

Our Brands Have a Common Culture and Operating Philosophy

While each of our brands is led by separate operating teams, each shares a commitment to four core values and four dimensions of our business:

●	Core Values. Each brand focuses on developing behaviors and expectations around our core values, which are: Hospitality, Integrity, Respect, and Entrepreneurship.

●	Dimensions of the Business:

o	Individual Fulfillment. Our first value speaks directly to people, whether that is fellow team members or our customers. Specific to our team members, we seek to hire people with aligned values and the appropriate knowledge and skills throughout the organization, provide them with comprehensive training programs, and provide a framework for self-directed, company-supported continuous development, as we believe that the individual fulfillment achieved from self-actualized team members with aligned values will deliver consistently superior products and service. We maintain incentive programs at all levels of management based on balanced metrics addressing performance related to people development and retention; consistent, strong operations; and superior economic value creation.

o	Our Guests’ Emotional Connection. Rather than merely being a feeding trough for the masses, we strive to differentiate our concepts in a way that creates an emotional connection by the guest to each brand. This emotional connection drives loyalty and long-term strength in same-store-sales.

o	Operational Excellence. We are content with neither mediocrity nor the status quo, even if it is “good enough.” Rather we strive for excellence in execution, whether that is within the operations of our restaurants, or the operations of our shared services capabilities. We: (1) do things the right way, (2) take pride in our work, (3) take pride in our facilities, and (4) take pride in our brand. The pride that is shared by all of us drives us towards excellence in all of our activities.

o	Financial Discipline and Strength. While growth is important, it needs to be sensible and bounded by financial strength. We want to achieve both growth in unit volumes and growth in number of units, but at the same time maintain a low debt load.

Our Brands Have Growth Potential

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

Good Times and Bad Daddy’s operate with a common point-of-purchase system and we have implemented a common back-office system for both brands. We are also continuing to invest in sophisticated digital training tools, making each brand’s restaurant level processes, systems, recipes and management tools available in one commonly accessible database.

We Have Assembled a Dedicated Senior Leadership Team with Significant Experience

Each of the members of our senior leadership team have more than fifteen years of relevant experience in their field of expertise, and nearly all have more than fifteen years of industry experience, with some members having worked together for more than twenty years developing the Good Times concept. Our executive leadership team has significant experience in both full service and quick service restaurant concepts.

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

We Have Maintained Operating Momentum

Same-store sales at Good Times have increased ten of the past eleven years. Same-store sales increased for fiscal 2022 primarily due price increases throughout the fiscal year, partially offset by decreased foot traffic Our compound annual same-store sales growth rate was approximately 3.5% from fiscal 2015 to fiscal 2022. We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective management of media mix, and consistent execution of the customer experience. We plan to continue to periodically re-image and remodel our restaurants, maintain a relevant menu with a laser focus on speed and accuracy in execution, in keeping with our brand strategy, and communicate our brand story to maintain our same-store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, North Carolina by a qualified chef and was initially expanded in partnership with a serial restaurant entrepreneur who remains a non-controlling partner in five of our Bad Daddy’s restaurants. Sales of the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.6 million for fiscal 2022. We purchased one previously-franchised Bad Daddy’s during the second fiscal quarter of 2022. We opened two new Bad Daddy’s restaurants during fiscal 2021 The consistency of our sales growth following the reopening of our dining rooms gives us confidence in the strength of the Bad Daddy’s concept and the ability for us to deliver upon our pre-pandemic model in a post-pandemic world, such that we expect significant long-term expansion potential, both in our existing markets and in new markets, though we expect such expansion to be disciplined and financed primarily from operating cash flow from the Bad Daddy’s business.

Business Strategies

We are focused on continuing to grow same store sales and improve the profitability of the Good Times concept while continuing targeted unit growth of the Bad Daddy’s Burger Bar concept in domestic markets. We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets forth the key elements of our growth strategy:

1.	Organic sales growth in both brands. We intend to continue to focus on increasing our same-store sales. We plan to further strengthen our fresh, all-natural brand positioning at Good Times with targeted merchandising around each of our menu categories and a targeted focus on speed and accuracy in execution instead of deep discounts or exotic, limited-reach menu items. We also expect to continue various advertising programs, shifting the media mix periodically as we determine appropriate to maximize advertising effectiveness and efficiency. At Bad Daddy’s, as we emerge from the restrictions and limitations posed on us, we intend to continue to highlight our ease of access to our concept whether the dining occasion is an on-premise or off-premise format, through continued partnerships with delivery service providers, and identifying innovative ways to better reach all potential customers. We further intend to increase Bad Daddy’s same store sales through ongoing menu engineering around bold flavors and unique, concept-appropriate menu items that we believe drive increased customer visits as well as elevated per person average check. Bad Daddy’s advertising has traditionally targeted individual trade areas, community involvement and in-store, “four-wall” marketing activities that focus on optimizing the guests’ food, bar and service experience. We have enhanced those efforts by leveraging third parties who specialize in social and digital media advertising design.

2.	Improve operational capabilities. We continue to focus on managing our expenses in the operation of our restaurants, with a particular focus on cost of sales, labor and operating expense controls and efficiencies while not adversely impacting our overall quality and service proposition. Macroeconomic, state legislative increases to wages and other external factors have resulted in upward trends in certain of these operating costs. We continue to implement programs to mitigate the impact of these external factors and continue to explore other opportunities to improve efficiency of general and administrative costs. We placed an elevated level of focus in managing overhead costs and gaining further efficiencies in supervision and support services costs and believe that those costs will be relatively stable, though we expect to invest in modern human resource and financial planning systems that will provide improved abilities for our restaurant leaders and support capability leaders to best create value for the business.

3.	Pursue disciplined unit growth of Company-operated Bad Daddy’s Burger Bar restaurants. We own the Bad Daddy’s Burger Bar brand, including all associated intellectual property. We have identified potential new restaurant locations in the southeast U.S. market which are in various stages of negotiation. We continue to assess our development strategies and intend to follow a disciplined strategy of unit growth that may include both company-owned and franchisee-owned units. Consistent with our business dimension of Financial Discipline and Strength, we expect that growth in company-owned restaurants will remain more modest than it has been in the past and will stem from operating cash flow rather than through the use of significant debt financing to drive more rapid growth.

Expansion strategy and site selection

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants has focused on urban and suburban upper income demographic areas with median household incomes over $70,000, with a high concentration of daytime employment, specialty retail and entertainment venues. We use specialized software to create a sales forecast for each site and have continued to update the data in that site forecasting software even as we had limited growth during 2022. We expect to utilize this software as one component of decision making in the selection of sites for future Bad Daddy’s restaurant locations.

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet. While our Good Times restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on-site and off-site development or land and zoning submittals and modifications. We estimate that it will take approximately 120 to 150 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued. We expect that the majority of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations.

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

Restaurant locations

As of December 14, 2022, we own and operate or license a total of forty-one Bad Daddy’s Burger Bar locations. The location in the Charlotte Douglas International Airport is operated pursuant to a License Agreement. We purchased one Bad Daddy’s restaurant from a franchisee during fiscal 2022. We opened two company-owned Bad Daddy’s restaurants during fiscal 2021. We additionally had one non-traditional location in which we operated the kitchen of a local craft brewer’s taproom under the brand name Bad Daddy’s at Tivoli. This location opened in August 2021 and closed in August 2022.

Additionally, we own and operate or franchise a total of thirty-one Good Times restaurants. One company-owned Good Times restaurant closed due to the landlord’s purchase of the company’s remaining lease term for the purpose of redevelopment. Additionally, one company-owned Good Times restaurant closed, and the property was subleased during fiscal 2021.

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

Menu

Bad Daddy’s Burger Bar

The Bad Daddy’s Burger Bar menu offers our guests a culinary-driven menu consisting of our own unique blend of high quality and handcrafted Angus beef burgers with creative, scratch-made toppings including buttermilk-fried bacon, housemade American cheese, creamy ale queso made in-house with our Bad Daddy’s Amber Ale, and our specialty signature Bad Daddy’s sauce.  The customizable menu options also include a variety of proteins including black bean, salmon, turkey, bison and chicken. Additionally, we offer giant chopped salads, a full gluten-friendly menu, appetizers including hand-cut fries and housemade potato chips, hand-spun ice cream milk shakes and our scratch-made “southern-style” banana pudding.  We feature a variety of craft beers from local breweries and a full bar serving spirits, innovative cocktails, and wines including our signature Red and White pours.

Our signature recipes include the Bad Ass Burger; Sam I Am Burger and Emilio’s Chicken Sandwich. Signature Chopped Salads include the Texican Chicken Salad and the Stella’s Greek Salad. However, the true differentiator for the brand is our customers’ ability to build their meal exactly the way they would like. The Bad Daddy’s Create Your Own menu allows full customization of burgers and salads offering over sixty topping options. We’ve partnered with Tivoli Brewing, a premier craft brewer in Denver, and Breckenridge Brewing, to make our Bad Daddy’s draft brews including Bad Daddy’s Amber, IPA, and Light brews. Our creative cocktail menu uses fresh-squeezed housemade sours and fresh garnishes in our signature Bad Ass Margaritas and features creative and timeless options including the Daddy’s Dragonberry and spiked milkshakes.

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu paired with genuine and warm hospitality. We also commit to making occasional changes to keep our menu fresh for our guests while still maintaining the spirited flavor profiles that distinguish us from others. In addition, we have rotating chef specials with flavor profiles unique to Bad Daddy’s. At times we also feature a burger with local ingredients with a giveback to a local charity.

Good Times Burgers & Frozen Custard

The menu of each Good Times restaurant is focused primarily on hamburgers, cheeseburgers, chicken sandwiches and chicken tenders that are fresh, never frozen, and using only all-natural beef and chicken. This menu is supplemented by side selections including two types of french fries, green chile potato poppers, and onion rings. Beverages include typical soft drinks and fresh lemonades, with a selection of frozen custard products. We have a limited breakfast menu consisting of breakfast burritos, orange juice and coffee and a kid’s meal menu featuring a choice of main item, side, drink, and a wooden nickel that can be redeemed for a free kid’s cup or cone of custard.

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

Our fresh frozen custard is a premium ice cream with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts. The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products. We serve the frozen custard as vanilla and a flavor of the month in cups and cones and Spoonbenders, a mix of custard and toppings. Additionally, we offer eight flavors of shakes.

The breakfast menu is centered around Hatch Valley Green Chile Burritos made with our own proprietary green chile recipe using roasted green chiles sourced exclusively from Hatch Valley, New Mexico, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo. We also offer a premium coffee made by Daz Bog, a Colorado-based coffee roaster, and pure 100% orange juice.

Marketing & Advertising

Bad Daddy’s Burger Bar

Our marketing strategy for Bad Daddy’s Burger Bar focuses on iconic, in-store merchandising materials and local store marketing to the surrounding trade area around each restaurant, including public relations and community-based events. We generally do not focus on large media buys or “traditional” advertising, but on the in-store customer experience, building word-of-mouth reputation and recommendations and local public relations based on prior and recent awards and recognitions received by Bad Daddy’s. We have recently supplemented this with additional investments in social and digital media using third party resources who specialize in highly targeted advertisements on social media and digital platforms. We also use public relations, and trade area specific direct mail materials, particularly in support of new restaurant openings, to drive trial and initial awareness.

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

Media is an important component of building our brand awareness and distinctiveness. We spent most of our broadcast advertising dollars on radio advertising during fiscal 2022 and fiscal 2021. We augment our broadcast advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products. As with Bad Daddy’s, we have recently supplemented our legacy advertising approach with additional investments in social and digital media using third party resources who specialize in highly targeted advertisements on social media and digital platforms.

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

We use several sources of customer feedback to evaluate each restaurant’s service and quality performance, including an extensive secret shopper program, telephone surveys, website comments and a customer feedback tool that aggregates all social media comments as well as store-by-store surveys each week for each restaurant. We believe that information will assist us in evaluating opportunities for improved execution of the customer experience.

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

Recruiting and Retention

At Bad Daddy’s we seek to hire experienced restaurant managers and operating partners. We support employees by offering competitive wages and benefits, including a matching 401(k) plan, medical insurance, and incentive plans at every level of management that are tied to performance against key goals and objectives. We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement. We also provide various other incentives, including paid time off, communication allowances, incentive performance bonuses and referral bonuses. We have implemented an online screening and hiring tool that has proven to reduce hourly employee turnover.

Franchising

For Bad Daddy’s Burger Bar, we have prepared forms of area rights and franchise agreements. We anticipate that a franchisee will typically pay a royalty of 4% to 5% of net sales and will participate in an advertising fund and local advertising by contributing up to 2% of net sales. Initial development and franchise fees are projected to be $35,000 per restaurant. We estimate that it will cost a Bad Daddy’s Burger Bar franchisee $590,000 to $1,382,000 to open a 3,500 to 4,000 square foot restaurant in an in-line or end-cap retail center, based on our knowledge of the development costs of the existing Bad Daddy’s Burger Bar restaurants. We are not currently actively soliciting new franchisees but are assessing potential future growth through the development of franchised Bad Daddy’s restaurants.

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

We currently have one license agreement for a Bad Daddy’s location in the Charlotte Douglas International Airport. We currently have six Good Times restaurants operating under franchise agreements in the greater Denver metropolitan area and two dual-branded franchised restaurants operate in Wyoming. In addition, seven joint-venture restaurants are operating in the Denver metropolitan area media market.

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

Employees

At September 27, 2022, we had approximately 2,411 active employees of which 2,194 are hourly team members and 217 are salaried managers or professional staff working full time. Our set of values includes Respect and Care for people, including all of our employees, and one of the dimensions of our business is Individual Fulfillment. We strive to provide competitive salary and benefits, strong development opportunities, and a meaningful job or career for all of our employees and believe that this has translated into good employee relations. None of our employees are covered by a collective bargaining agreement.

Competition

The restaurant industry, including both limited service and full-service segments, is highly competitive. Bad Daddy’s Burger Bar competes with both local, regional, and national gourmet, “better burger” concepts as well as more legacy grill and bar concepts.  As such, Bad Daddy’s competes with both full-service and limited-service better burger restaurants. There are other burger-centric fast casual concepts that operate at a lower average customer check than Bad Daddy’s Burger Bar and others in both fast casual and full-service formats that operate with a higher average customer check. We believe that we offer sufficient price choice to be able to compete effectively in the full range of such concepts. We believe that Bad Daddy’s Burger Bar has an advantage in the premium quality of our ingredients, unparalleled ability for guests to customize their order, distinctiveness of its atmosphere and the bold, unique flavors of our scratch-made, chef-inspired menu offerings. Nevertheless, Bad Daddy’s Burger Bar may be at a competitive disadvantage to other restaurant chains with greater name recognition and operating mass.

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

Intellectual Property

We have registered our marks “Bad Daddy’s Burger Bar” and “Good Times” with the United States Patent and Trademark Office. We received approval of our federal registration of “Bad Daddy’s Burger Bar” in 2011 and “Good Times” in 2003. Additionally, we own trademarks or service marks that have been registered with the United States Patent and Trademark Office including, but not limited to, “Bad Daddy’s Burger Bar EST. 2007”, “Big Daddy Bacon Cheeseburger,” “Spoonbender”, and “Happiness Made To Order”.  The registration for our “Bad Daddy’s Burger Bar” mark will be renewed prior to September 2031. The registration for our “Good Times” marks will be renewed prior to December 2023 and March 2032 respectively. We intend to maintain our marks and renew registrations on a timely basis.

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

Special Note About Forward-Looking Statements

This Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbors created thereby. A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are related to, among other things:

●	our expectations as to the ongoing impact of the COVID-19 pandemic on our business;

●	the sufficiency of the supply of commodities and labor pool to carry on our business;

●	anticipated price increases and the impact of inflation

●	business objectives and strategic plans;

●	operating strategies;

●	our ability to open and operate additional restaurants profitably and the timing of such openings;

●	expectations that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations;

●	restaurant and franchise acquisitions;

●	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

●	estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

●	anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

●	future capital expenditures;

●	our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal 2023;

●	success of advertising and marketing activities;

●	the absence of any material adverse impact arising out of any current litigation in which we are involved;

●	impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

●	expectations regarding competition and our competitive advantages;

●	impact of our trademarks, service marks, and other proprietary rights; and

●	effectiveness of our internal control over financial reporting.

Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statements appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates in Part II, Item 7, and Risk Factors in Part I, Item 1A, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; increased competition in the quick-service restaurant market; costs and availability of food and beverage inventory; the increasing inflationary environment, supply chain constraints; our ability to attract qualified managers, employees, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by employees, franchisees, customers, vendors, shareholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards, policies and practices or related interpretations by auditors or regulatory entities. Additionally, in the context of the ongoing global COVID-19 pandemic, future facts and circumstances could change and impact assumptions relied upon in our forward-looking statements.

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

Risks Related to Our Business

The outbreak of, and local, state and federal governmental responses to, the COVID-19 or future pandemics have previously significantly disrupted and could disrupt our business again in the future, which has and could materially affect our financial condition and operating results.

The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the fiscal years ended September 28, 2021 and to a lesser extent September 27, 2022 in the way of dining room closures, customer preference, supply chain interruptions, and employee behaviors. Recurrence of COVID-19, new variants, or pandemics arising from novel pathogens could substantially impact our business in a negative manner.

We have accumulated losses and cannot guarantee future profits.

We have incurred losses in 29 of our 34 years since inception. As of September 27, 2022, we had an accumulated deficit of $30,335,000 and reported a loss for fiscal 2022 of $2,655,000. In light of the uncertainty of the lingering impacts of COVID-19, increasing inflation and other factors affecting our supply chain and employee markets, we cannot provide assurance that we will produce income again or generate a loss for the fiscal year ending September 26, 2023.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same-store sales for ten of the past eleven years at Good Times. We have operated Bad Daddy’s for a shorter period of time and have had negative same store sales for that concept in two of the past three fiscal years. Same-store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance and could be greatly impacted by future effects of the COVID-19 pandemic. We cannot assure that our advertising and promotional efforts will in fact be successful, nor that sales volumes will be fully restored after COVID-19 subsides. If our same-store sales decrease, and our operating costs increase, our ability to attain profitability will be adversely affected.

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

Macroeconomic conditions and inflation could affect our operating results.

General economic conditions, including economic downturns related to the COVID-19 pandemic, have adversely affected our results of operations and may continue to do so. Similarly, significant inflation has negatively affected our labor and product input costs and could continue to do so. If the economy experiences a more significant economic downturn or there are uncertainties regarding continued economic prosperity, declines in stock market indices, or other negative macroeconomic occurrences, consumer spending and the unemployment rate may be affected, which may adversely affect our sales in the future.  A proliferation of heavy discounting or highly competitive pricing by our major competitors may also negatively affect our sales and operating results.

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

While Bad Daddy’s Burger Bar operates in the “better burger” restaurant segment, it offers a relatively broad menu and competes with other full-service restaurants in the bar and grill segment. Additionally, customers of both our Good Times restaurants and Bad Daddy’s Burger Bar restaurants are also customers of fast casual hamburger restaurants. Further, changes in customer taste preferences, dietary trends, and preference for delivery and/or carry-out options often affect the restaurant business. If we are unable to continue to compete effectively with other restaurant concepts, our traffic, sales, and restaurant-level profitability could be negatively affected.

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

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, in particular Ryan Zink, our President and Chief Executive Officer, Matthew Karnes, our Senior Vice President of Finance, Don Stack, our Senior Vice President of Operations for Good Times, and James Abbott, our Vice President of Operations for Bad Daddy’s. Although we have entered into an employment agreement with Mr. Zink, he may voluntarily terminate his employment with us at any time. In addition, we do not currently maintain key-person insurance on the lives of Messrs. Zink, Karnes, Abbott or Stack. We have not entered into an employment agreement with Messrs. Karnes, Abbott or Stack. The loss of services by Messrs. Zink, Karnes, Abbott, or Stack, or those of other key management personnel, could have a material adverse effect on our financial condition and results of operations.

Labor shortages could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy employees. Qualified individuals needed to fill these positions are in short supply in some areas, and in fiscal 2022 we have seen an extreme shortage of qualified workers by historical standards as has been reported in various news outlets. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. Most of our employees are paid market wages on an hourly basis that are influenced by applicable minimum wage regulations. Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

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

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food. Our failure to maintain necessary governmental licenses, permits and approvals, including food licenses, could adversely affect our operating results. Difficulties or failures in obtaining the required licenses and approvals could delay, or result in our decision to cancel, the opening of new restaurants. Local authorities may suspend or deny renewal of our food licenses if they determine that our conduct does not meet applicable standards or if there are changes in regulations. In addition, any adverse food safety event could result in regulatory and other investigations, and/or fines and penalties, any of which could disrupt our operations, increase our costs, require us to respond to findings from regulatory agencies that may divert resources and assets, and result in potential fines and penalties as well as other legal action, any of which could materially adversely affect our financial performance.

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

We believe that new openings of Bad Daddy’s Burger Bar restaurants are likely to serve as the primary contributor of our new unit growth and increased profitability over the longer term based on the unit economics of that concept. Our ability to succeed with this concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new Good Times restaurant, including customer acceptance of and competition with the Bad Daddy’s Burger Bar concept. If the “ramp-up” period for new Bad Daddy’s Burger Bar restaurants does not meet our expectations, our operating results may be adversely affected. There can be no assurance that we will be able to successfully develop and grow the Bad Daddy’s Burger Bar concept to a point where it will become profitable or generate positive cash flow. We may not be able to attract enough customers to meet targeted levels of performance at new Bad Daddy’s Burger Bar restaurants because potential customers may be unfamiliar with the concept, or the atmosphere or menu might not be appealing to them. If we cannot successfully execute our growth strategies for Bad Daddy’s Burger Bar, our business and results of operations may be adversely affected.

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

The Bad Daddy’s Burger Bar concept has been in existence for approximately fifteen years and the average age for all Bad Daddy’s restaurants is 6.2 years. Existing restaurants are currently located in Alabama, Colorado, Georgia, North Carolina, Oklahoma, South Carolina, and Tennessee. Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful. There is no guarantee that we will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when, such franchises are granted, the restaurants developed by franchisees will be successful. There is also substantial uncertainty that the franchising business will be successful in view of the facts that we have sold only two Bad Daddy’s Burger Bar restaurant franchises to date and that the restaurant franchising business is very competitive.

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

The trading price of our shares of common stock has from time-to-time fluctuated widely and, in the future may be subject to similar fluctuations. This volatility may affect the price at which you could sell your common stock. The market price of our common stock is likely to continue to be volatile and may fluctuate significantly in response to many factors, including:

●	the impact of the ongoing COVID-19 pandemic on our business;
●	operating results that vary from the expectations of management, securities analysts and investors;
●	developments in our business;
●	the operating and securities price performance of companies that investors consider to be comparable to us;
●	announcements of implementation of strategic transactions or developments and other material events by us or our competitors;
●	negative economic conditions that adversely affect the economy, commodity prices, the job market and other factors that may affect the markets in which we operate;
●	publication of research reports about us or the sectors in which we operate generally;
●	changes in market valuations of similar companies;
●	additions or departures of key management personnel;
●	actions by institutional shareholders;
●	speculation in the press or investment community; and
●	the realization of any of the other risk factors included in this Annual Report on Form 10-K.

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

Our articles of incorporation and our bylaws contain several provisions that may deter or impede takeovers or changes of control or management. These provisions:

●	authorize our board of directors to establish one or more series of preferred stock the terms of which can be determined by the board of directors at the time of issuance;

●	do not allow for cumulative voting in the election of directors unless required by applicable law. Under cumulative voting a minority shareholder holding a sufficient percentage of a class of shares may be able to ensure the election of one or more directors;

●	state that special meetings of our shareholders may be called only by the chairman of the board of directors, the president or any two directors and must be called by the president upon the written request of the holders of 25% of the outstanding shares of capital stock entitled to vote at such special meeting; and

●	provide that the authorized number of directors is no more than five, as determined by our board of directors.

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to shareholders for their common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 7,650 square feet of space for our executive offices in Golden, Colorado for approximately $114,750 per year, under a lease agreement which expires in October 2027. Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,100 to 2,400 square feet for those locations with a 45 to 70 seat dining room. We do not own any of the land underlying these restaurants and either lease the land or the land and building. In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet. The buildings are situated on lots of approximately 18,000 to 50,000 square feet. Certain restaurants serve as collateral for the underlying debt financing arrangements as discussed in the Notes to Consolidated Financial Statements included in this report. Any future development is expected to be conducted through a combination of ground leases and land purchases.

Our Bad Daddy’s restaurants are leased spaces of approximately 3,500 to 4,000 square feet in retail developments located in Alabama, Colorado, Georgia, North Carolina, Oklahoma, South Carolina, and Tennessee. We expect future development to be conducted through the leasing of end-cap spaces in retail developments, ground leases, and or land purchases upon which we would be able to build 3,000 – 4,000 square foot standalone building suitable for restaurants, or if the site characteristics otherwise met our criteria, larger sites where we would be able to construct multi-tenant buildings, where we would be able to occupy a portion of the space with a Bad Daddy’s restaurant and lease other portions of the building to restaurant or non-restaurant tenants.

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

For a discussion of material legal proceedings affecting the Company, see note 5 to the audited consolidated financial statements included in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Common Stock are listed for trading on the NASDAQ Capital Market under the symbol “GTIM”. As of December 14, 2022, there were approximately 46 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these holders of record.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of September 27, 2022, the Company has purchased approximately 316,000 shares of its common stock pursuant to the share repurchase plan leaving approximately $4,038,000 available for repurchases under the plan.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
6/29/2022 – 7/26/2022	20.848	$3.11	20,848
7/27/2022 – 8/23/2022	37,909	$3.38	37,909
8/24/2022 – 9/27/2022	60,735	$3.03	60,735
Total	119,492		119,492	$4,038,000

In addition, on September 23, 2022, outside of the publicly announced share repurchase program referred to above, the Board authorized the Company to purchase an aggregate of 27,307 shares from two non-executive employees for a purchase price of $3.75 per share.

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

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprises 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Our discussion for the fiscal years ending September 27, 2022 and September 28, 2021 each cover periods of 52 full calendar weeks.

The following tables present information about our reportable segments for the respective periods, all dollar values are represented in thousands:

	Fiscal Year
	2022 (52 Weeks)		2021 (52 Weeks)
Bad Daddy’s:
Restaurant sales	$103,216	99.7%	$88,595	99.7%
Franchise revenues	286	0.3%	250	0.3%
Restaurant operating costs: (1)
Food and packaging costs	33,155	32.1%	26,123	29.5%
Payroll and employee benefit costs	35,085	34%	30,058	33.9%
Restaurant occupancy and other costs	21,187	20.5%	17,605	19.9%
Depreciation & amortization	3,234	3.1%	3,095	3.5%
Preopening costs	51	0.0%	766	0.9%
Total restaurant operating costs	$92,712	89.8%	$77,649	87.6%
General & administrative costs (2)	7,127	6.9%	7,055	7.9%
Advertising costs	1,827	1.8%	868	1.0%
Asset impairment costs	2,647	2.6%	-	0.0%
Income (loss) from operations	(811)	(0.8%)	3,274	3.7%
Good Times:
Restaurant sales	$34,034	98.1%	$34,463	98.2%
Franchise revenues	664	1.9%	645	1.8%
Restaurant operating costs: (1)
Food and packaging costs	10,722	31.5%	10,041	29.1%
Payroll and employee benefit costs	11,430	33.6%	10,991	31.9%
Restaurant occupancy and other costs	6,768	19.9%	6,120	17.8%
Depreciation & amortization	661	1.9%	747	2.2%
Total restaurant operating costs	$29,581	86.9%	$27,899	81.0%
General & administrative costs (2)	3,379	9.7%	2,382	6.8%
Litigation Contingencies	332	1.0%	-	0.00%
Advertising costs	1,337	3.9%	1,214	3.5%
Franchise costs	22	0.1%	27	0.1%
Asset impairment costs	790	2.3%	-	0.0%
Gain on restaurant asset sale	(676)	(1.9%)	(37)	(0.1%)
Income from operations	$(67)	(0.2%)	$3,623	10.3%

(1) Restaurant operating costs are expressed as a percentage of restaurant sales.

(2) Includes direct and allocated corporate general and administrative costs.

Bad Daddy’s Restaurants

We currently operate forty company-owned and joint-venture Bad Daddy’s restaurants. We also license one restaurant in North Carolina. We anticipate opening one new Bad Daddy’s restaurant during fiscal 2023. Due to the unusual rate of inflation of our raw products, we cannot, at this time, reasonably predict our expected price increases during fiscal 2023 at our Bad Daddy’s restaurants.

Good Times Burgers & Frozen Custard Restaurants

We currently operate twenty-three company-owned and joint-venture Good Times restaurants all in the state of Colorado. In addition, we have eight Good Times franchise restaurants, six operating in Colorado and two in Wyoming.

Due to the unusual rate of inflation of our raw products, we cannot at this time reasonably predict our expected price increases during fiscal 2023 at our Good Times restaurants.

Impact of Inflation at Both Concepts

Commodity prices, particularly for key proteins have recently been at near-record highs and have exhibited extreme volatility. During the fourth quarter of fiscal 2022 we experienced meaningful price inflation which has continued into our first quarter of 2023. We are experiencing price inflation in most goods, including paper and packaging, other restaurant supplies, and energy (utilities) costs.

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

Same Store Sales

Same store sales for each brand represents the comparison of restaurant sales in the current year, to the same comparable weeks in the immediately preceding fiscal year for those stores open for at least 18 months. Same store sales is a commonly used metric in the restaurant industry and management believes it is an indicator of strength of a brand and its existing restaurant locations. Further, management believes that by excluding growth achieved through new unit development, same store sales provide a metric that measures organic growth within the Company’s existing restaurants.

Results of Operations for Fiscal 2022 Compared to Fiscal 2021

Net Revenues: Net revenues for fiscal 2022 increased $14,247,000 (11.5%) to $138,200,000 from $123,953,000 for fiscal 2021. Bad Daddy’s concept revenues increased $14,657,000 while our Good Times concept revenues decreased $410,000.

Bad Daddy’s restaurant sales increased $14,621,000 to $103,216,000 in fiscal 2022 from $88,595,000 in fiscal 2021. This increase is primarily due to increased traffic, including strong off-premise sales, as well as menu price increases. Bad Daddy’s same store restaurant sales increased 11.2% during fiscal 2022 compared to fiscal 2021. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. This increase is due to average menu price increases throughout the year as well as the continued strength of off-premise sales and strong demand for in-person dining. The average menu price increase was approximately 5.7 % in 2022 over 2021. There were thirty-eight restaurants included in the same store sales base at the end of the fiscal year. Additionally, net revenues for fiscal 2022 were increased by $36,000 in higher franchise royalties and license fees compared to the prior fiscal year, primarily related to the Charlotte Airport licensee. Fiscal 2022 and fiscal 2021 include franchise advertising contributions of $9,000 and $15,000, respectively.

Additional sales data related to Bad Daddy’s company-owned and joint-venture restaurants:

	Fiscal Year
	2022	2021
Total operating store weeks	2,054.0	1,942.6
Average sales per week	$50,300	$45,575
Annualized net sales per square foot	$670	$619

Good Times restaurant sales decreased $429,000 to $34,034,000 in fiscal 2022 from $34,463,000 in fiscal 2021. This decrease is primarily due to the loss of sales associated with the closure of one restaurant in the second quarter of 2022, partially offset by menu price increases. Same store restaurant sales increased 1.1% during fiscal 2022 compared to fiscal 2021. This increase is primarily due to menu price increases, slightly offset by lower traffic. One restaurant closed during each of fiscal 2022 and 2021 and were excluded from same store sales. The average menu price increase in fiscal 2022 over fiscal 2021 was approximately 7.7%. Additionally, revenues for fiscal 2022 were increased by $19,000 in higher franchise revenues compared to fiscal 2021. Fiscal 2022 and fiscal 2021 include franchise advertising contributions of $273,000 and $263,000, respectively.

Average Good Times restaurant sales for company-owned and joint venture restaurants open the entire 2022 and 2021 fiscal years were as follows:

	Fiscal Year
	2022	2021
Average annual unit volume	$1,455,000	$1,421,000

During fiscal 2022, company-operated Good Times restaurants’ sales for restaurants that had been open a full eighteen months ranged from a low of $860,679 to a high of $2,411,766.

Food and Packaging Costs: For fiscal 2022, food and packaging costs increased $7,713,000 to $43,877,000 (32.0% of restaurant sales) compared to the increase in fiscal 2021 to $36,164,000 (29.4% of restaurant sales).

Bad Daddy’s food and packaging costs were $33,155,000 (32.1% of restaurant sales) in fiscal 2022, up from $26,123,000 (29.5% of restaurant sales) in fiscal 2021. This increase is primarily attributable to higher restaurant sales during the current fiscal year versus prior fiscal year. The increase, as a percent of sales, is attributable to significant inflation with most of our food and packaging products seeing meaningful unit price increases, partially offset by the impact of a 5.7 % average annual increase in menu pricing.

Good Times food and packaging costs were $10,722,000 (31.5% of restaurant sales) in fiscal 2022, up from $10,041,000 (29.1% of restaurant sales) in fiscal 2021. This increase is primarily attributable to the impact of higher purchase prices on food and paper goods, partially offset by the impact of a 7.7% increase in menu pricing.

Payroll and Other Employee Benefit Costs: For fiscal 2022, payroll and other employee benefit costs increased $5,466,000 to $46,515,000 (33.9% of restaurant sales) compared to the increase in fiscal 2021 to $41,049,000 (33.4% of restaurant sales).

Bad Daddy’s payroll and other employee benefit costs were $35,085,000 (34.0% of restaurant sales) for fiscal 2022, up from 30,058,000 (33.9% of restaurant sales) in fiscal 2021. The $5,027,000 increase is primarily attributable to greater hours to support increased guests at restaurants during the current year versus the same prior year period, as well as higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.1% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $11,430,000 (33.6% of restaurant sales) in fiscal 2022, up from $10,991,000 (31.9% of restaurant sales) in fiscal 2021. As a percent of sales, payroll and employee benefits costs increased by 1.7% in fiscal 2022 compared to fiscal 2021. This increase, both in nominal dollars and as measured as a percent of restaurant sales, was primarily attributable to higher average wage rates. These higher wages are in-part driven by a combination of the significant statutory wage increase in the City and County of Denver and the impact of the extremely competitive labor market for qualified restaurant employees in Colorado.

Occupancy Costs: Occupancy costs include rent, real and personal property taxes, common area maintenance expenses, licenses and insurance expense. For fiscal 2022, occupancy costs increased $625,000 from $8,815,000 (8.3% of restaurant sales) in fiscal 2021 to $9,440,000 (6.9% of restaurant sales).

Bad Daddy’s occupancy costs were $6,668,000 (6.5% of restaurant sales) for fiscal 2022, up from $5,959,000 (6.7% of restaurant sales) in fiscal 2021. The $709,000 increase was primarily attributable to lease costs with newly opened restaurants and increased property tax assessments. The decrease as a percentage of sales was primarily due to the leveraging effect of higher restaurant sales.

Good Times occupancy costs were $2,772,000 (8.1% of restaurant sales) in fiscal 2022, down from $2,856,000 (8.3% of restaurant sales) in fiscal 2021. The decrease, as a percentage of sales, was due to the closure of one restaurant in the second quarter of fiscal 2022, the leveraging effect of increased restaurant sales, decreases in property tax expense, end-of-term rent abatement, and associated with a lease termination agreement for one good times restaurant.

Other Operating Costs: For fiscal 2022, other operating costs increased $3,604,000 from $14,911,000 (12.1% of restaurant sales) in fiscal 2021 to $18,515,000 (13.5% of restaurant sales).

Bad Daddy’s other operating costs were $14,519,000 (14.1% of restaurant sales) for fiscal 2022, up from $11,647,000 (13.1% of restaurant sales) in fiscal 2021. The $2,872,000 increase was attributable to higher overall sales. As a percent of sales, the increase is attributable to higher increased spending on restaurant technology, and higher repair and maintenance expenses.

Good Times other operating costs were $3,996,000 (11.7% of restaurant sales) in fiscal 2022, up from $3,264,000 (9.5% of restaurant sales) in fiscal 2021. The increase was primarily attributable to general price inflation in operating supplies costs, increases in commissions paid to delivery service providers due to increases in overall delivery sales, and higher repair and higher preventive maintenance expenses.

New Store Preopening Costs: For fiscal 2022, we incurred $51,000 of preopening costs compared to $766,000 in fiscal 2021. All of the preopening costs are related to our Bad Daddy’s restaurants. The costs in the prior year were related to a Bad Daddy’s restaurant opened near the end of fiscal 2021.

Preopening costs in the current fiscal year are attributable to one restaurant that was purchased from a franchisee in the second quarter of fiscal 2022. Preopening costs in the prior fiscal year were primarily attributable to two restaurants that opened during the third and fourth fiscal quarters of 2021. Preopening costs typically occur over a period of approximately five months and we typically spend approximately $275,000 to $350,000 per location.

Depreciation and Amortization Costs: Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and leasehold interests. For fiscal 2022, depreciation and amortization costs increased $53,000 from to $3,842,000 in fiscal 2021to $3,895,000 in fiscal 2022.

Bad Daddy’s depreciation costs increased $139,000 from $3,095,000 in fiscal 2021 to $3,234,000 in fiscal 2022. This increase was primarily attributable to the two new restaurants opened in final quarter of fiscal 2021 as well as the acquisition of our franchise unit in the second quarter of 2022.

Good Times depreciation costs decreased $86,000 from $747,000 in fiscal 2021 to $661,000 in fiscal 2022. This decrease is primarily attributable to assets reaching full amortization and the closure of a restaurant in fiscal 2022 associated with a landlord termination option.

General and Administrative Costs: General and administrative costs include all corporate and administrative functions. Components of this category include accounting and administrative costs, regional and franchise support salaries and benefits; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses. For fiscal 2022, general and administrative costs increased $1,069,000 from $9,437,000 (7.6% of total revenue).in fiscal 2021 to $10,506,000 (7.6% of total revenue) in fiscal 2022.

The $1,069,000 increase in general and administrative expenses in fiscal 2022 is primarily attributable to:

●	Increase of $591,000 in legal and professional services fees
●	Increase of $327,000 in recruiting and training-related costs, including travel and temporary lodging for new managers during their training period, costs related to our annual general manager conference, and costs related to a training event for multi-unit managers from both brands
●	Increase of $124,000 related to a reduction of vendors fee income
●	Increase of $109,000 related to regional manager expenses
●	Increase of $155,000 related to increased home office payroll and benefit costs
●	Increase of $88,000 related to business insurance including D&O, EPL, and cyber coverage
●	Increase of $189,000 in technology-related expenses
●	Increase of $56,000 in general travel-related expenses
●	Increase of $31,000 in general office expenses
●	Decrease of $473,000 in to, reduced health insurance costs and underwriting losses
●	Decrease of $111,000 in incentive stock compensation
●	Net decreases in all other expenses of $17,000

We expect general and administrative costs to continue to increase slightly from fiscal 2022 to fiscal 2023 due to increased insurance and health costs, and as we make investments in new human resource and financial management systems.

Advertising Costs: For fiscal 2022, advertising costs increased $1,082,000 from $2,082,000 (1.7% of total revenues) in fiscal 2021 to $3,164,000 (2.3% of total revenues) in fiscal 2022.

Bad Daddy’s advertising costs increased $959,000 from $868,000 (1.0% of total revenues) in fiscal 2021 to $1,827,000 (1.8% of total revenues) in fiscal 2022. The increase is primarily due to recognition of commission earned by third parties on gift cards sold through large-box retailers and a radio advertising campaign in Colorado. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. All restaurants contribute to an advertising materials fund based on a percentage of restaurant sales. The current and prior years include advertising costs of $9,000 and $15,000, respectively, associated with franchise advertising contributions.

We anticipate that in fiscal 2023, Bad Daddy’s advertising costs as a percentage of total revenues will remain consistent with fiscal 2022.

Good Times advertising costs increased $123,000 from $1,214,000 (3.5% of total revenues) in fiscal 2021 to $1,337,000 (3.9% of total revenues) in fiscal 2022. The increase is primarily due to increased advertising expenditures. Good Times advertising costs consists primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide radio advertising, social media, on-site and point-of-purchase materials. The percentage contribution paid to the regional advertising cooperative was reduced at the start of the current fiscal year associated with a change in expected media mix. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

We anticipate that in fiscal 2023 Good Times advertising costs as a percentage of net revenues will remain relatively stable, between approximately 3.0% and 3.5%.

Franchise Costs: For fiscal 2022, franchise costs decreased $5,000 from $27,000 in fiscal 2021 to $22,000 in fiscal 2022. The costs are primarily related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain or Loss on Restaurant Asset Disposals: For fiscal 2022, the gain on restaurant asset disposals was $676,000 compared to a gain of $37,000 in fiscal 2021. The gain in both fiscal 2022 and 2021 is primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants, as well as the termination of a lease of a good times restaurant.

Long-lived Asset Impairment Charges: For fiscal 2022, the asset impairment charge was $3,437,000 compared to no impairment charge being recorded in fiscal 2021. We review long-lived assets and intangibles subject to amortization for impairment when there are factors that indicate the carrying value of such assets may not be recoverable. We recorded non-cash charges of $790,000 related to 3 Good Times restaurants located in Colorado. We recorded non-cash charges of $2,647,000 related to 2 Bad Daddy’s locations

Goodwill Impairment Charges: We review goodwill for impairment on an annual basis or whenever indications of impairment arise. During fiscal 2022 and 2021, no goodwill impairment charges were deemed necessary.

Litigation Contingencies: The Company recorded a contingent loss of $332,000 in fiscal 2022 related to in-process litigation. No similar losses were recorded during Fiscal 2021.

(Loss) Income from Operations: Loss from operations was $878,000 in fiscal 2022 compared to income of $6,897,000 in fiscal 2021.

The change from fiscal 2021 to fiscal 2022 was primarily attributable to the increase in net revenues, offset by an increase in asset impairment costs, an increase in food and packaging and payroll and other employee benefit costs, as well as other changes discussed in the "Occupancy Costs", :Other Operating Costs”, “New Store Preopening Costs”, “Depreciation and Amortization”, "General and Administrative Costs", “Advertising Costs”, “Franchise Costs”, and “Gain on Restaurant Asset Disposals” sections above.

Gain on Debt Extinguishment: There was no gain on debt extinguishment in fiscal 2022.

Gain on debt extinguishment in fiscal 2021 was $11,778,000. This gain was related to the forgiveness of the Company’s PPP loans. The breakdown of the forgiveness amount by operating segment is as follows:

Bad Daddy’s	$9,509
Good Times	2,269
$11,778

Net (Loss) Income: Net loss for fiscal 2022 was $932,000 compared to net income of $18,406,000 in fiscal 2021. The change from fiscal 2021 to fiscal 2022 was primarily attributable to the matters discussed in the "Net Revenues", "Food and Packaging Costs", “Payroll and Other Employee Benefits Costs,” "General and Administrative Costs", "Long-lived Asset Impairment Charges” sections above.

Income Attributable to Non-Controlling Interests: For fiscal 2022, the income attributable to non-controlling interests was $1,714,000 compared to $1,613,000 in fiscal 2021. The non-controlling interest represents the limited partner’s share of income in the Good Times and Bad Daddy’s joint-venture restaurants. $1,185,000 of the current year income is attributable to the Bad Daddy’s joint-venture restaurants, compared to $822,000 in the prior year. $529,000 of the current year income is attributable to the Good Times joint-venture restaurants, compared to $791,000 in the prior year.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2022	2021
Net (loss) income, as reported	$(2,641)	$16,787
Depreciation and amortization (a)	3,796	3,770
Provision for income taxes	(5)	6
Interest expense, net	54	269
EBITDA	1,204	20,832
Preopening expense (a) (1)	51	766
Non-cash stock-based compensation (2)	250	362
GAAP rent – cash rent difference (3)	(403)	(508)
Gain on disposal of assets (4)	(538)	(37)
Gain on debt extinguishment	-	(11,778)
One-time special allocation to Bad Daddy’s partnerships	516	-
Litigation Contingencies	332	-
Asset impairment charges (5)	3,437	-
Adjusted EBITDA	$4,849	$9,637

(a)	Depreciation and amortization expenses are presented net of the share attributable to the non-controlling interest.
(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 8 to the financial statements.
(3)	Represents the excess of cash rent incurred over the amount of GAAP rent recorded in the financial statements.
(4)	Primarily related to deferred gains on previous sale-leaseback transactions on two Good Times restaurants.
(5)	Represents costs recognized in connection the asset impairment charges as described in Note 1 to the financial statements.

Depreciation and amortization, preopening expense, and asset impairment charge have been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital: As of September 27, 2022, we had a working capital deficit of $1,036,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. Although we have two to four weeks to pay many of our vendors, we currently are paying our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts. Our current working capital deficit is largely caused by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current- and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2023. As of September 27, 2022, the Company had approximately $204,000 in outstanding construction commitments related to signage upgrades at some of our currently operating Good Times restaurants. We anticipate any commitments in fiscal 2023 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

Financing

Cadence Credit Facility:

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence has agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (as amended, the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of the date of filing of this report, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence Bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company elects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR. The Cadence Credit Facility includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known. The Company is currently reviewing its future credit facility needs and intends to negotiate an amendment to the existing credit agreement or enter into a new credit agreement prior to January 31, 2023.

As of the date of filing this report, the Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including financial covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of the date of filing this report, the Company was in compliance with all of these financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement.

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of the date of filing this report, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of the date of filing this report, there were no outstanding letters of credit issued under the facility.

On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BD of Colo (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program.

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

Total interest expense on notes payable and capital leases was $20,000 and $269,000 for fiscal 2022 and fiscal 2021, respectively.

Paycheck Protection Program Loans: On May 7, 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BD of Colo (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

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

As of the date of filing this report, there was no gain on debt extinguishment.

Cash Flows: Net cash provided by operating activities was $5,291,000 for fiscal 2022 compared to net cash provided by operating activities of $9,145,000 in fiscal 2021. The net cash provided by operating activities for fiscal 2022 was the result of net loss of $941,000 offset by non-cash reconciling items totaling $6,232,000. These reconciling items are comprised of 1) depreciation and amortization of general assets of $4,057,000, 2) amortization of operating lease assets of $3,849,000, 3) Decrease of ROU assets of $219,000, 4) Decrease in the recognition of deferred gain on sale of buildings of $34,000, 5) Gain on lease termination of $642,000, 6) Impairment of long-lived assets of $3,437,000, 7)stock-based compensation expense of $250,000, 4) 5) an increase in receivables and other assets of $278,000, 6) an increase in deferred liabilities and accrued expenses of $515,000, 7) a decrease in accounts payable of $654,000 and 8) a net decrease in amounts related to our operating leases of $4,496,000, 9) and a provision for income taxes of $9,000.

Net cash used in investing activities in fiscal 2022 was $2,624,000 compared to net cash used in investing activities of $3,185,000 in fiscal 2021. Fiscal 2022 activity primarily reflects the purchases of property and equipment of $2,641,000. Purchases of property and equipment were comprised of the following:

●	$1,510,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants, including cash and non-cash portions of the acquisition of one previously franchised location;

●	$601,000 for miscellaneous capital expenditures related to our Good Times restaurants;

●	$220,000 for miscellaneous capital expenditures related to our restaurant support center;

●	$310,000 for construction in progress work primarily for Good Times signage work in progress and various Bad Daddy’s and Good Times equipment purchases for work in progress at the end of fiscal 2022, carrying into fiscal 2023.

Net cash used in financing activities in fiscal 2022 was $2,617,000 compared to net cash provided by financing activities of $8,558,000 in fiscal 2021. The fiscal 2022 activity is comprised of the purchase of treasury stock equal to $1,026,000, proceeds from the exercise of stock options equal to $156,000, and net distributions to non-controlling interests of $1,747,000.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable. During the fiscal year ended September 27, 2022 the Company incurred $136,000 of contingent rent.

Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance charges, and various other expenses related to properties, which are expensed as incurred.

Employee Medical Plans: We sponsor health and welfare plans that provides medical insurance benefits to certain of our employees. We partially self-insure against claims made by participants in this plan and maintain coverage above a certain threshold for claims against individual claimants within a plan year (the “stop loss limit”). Prior to each plan year, we underwrite the plans based upon their then-current membership and estimate aggregate claims costs for the next plan year for each plan on a per-member average basis. Estimated costs (net of any employee contribution) are recognized as part of restaurant labor for restaurant employees. Estimated costs (net of any employee contribution) for non-restaurant employees are recognized as part of General and Administrative expenses. During the year, we periodically review claims costs against estimates made prior to the inception of the plan year. Significant differences between actual and estimated claims activity (“underwriting losses” or “underwriting gains”) are recognized as part of General and Administrative expenses. Due to the relatively small number of members in the plans, should we have a significant number of members with high-cost claims in any given year, we may experience significant underwriting losses.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company continues to remain subject to examination by federal authorities and state jurisdictions generally for fiscal years after 2017. The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of September 27, 2022.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance (its principal financial officer) has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2022. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on this assessment, our management concluded that, as of September 27, 2022, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended September 27, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Nothing to report.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive proxy statement for our 2023 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Board Diversity

Under Nasdaq Rule 5605(f) Nasdaq-listed companies are required, subject to certain exceptions, (1) to have at least one director who self-identifies as a female, and (2) to have at least one director who self-identifies as Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, two or more races or ethnicities, or as LGBTQ+, or (3) to explain why the reporting company does not have at least two directors on its board who self-identify in the categories listed above. Under Nasdaq Rule 5605(f)(2)(D), boards of directors composed of five or fewer members must have one director who is Diverse as defined by the Rule and are not subject to the requirements of subparagraphs (A), (B), and (C) of Rule 5605(f)(2) until and unless they expand the board beyond five members.

In addition, Nasdaq Rule 5606 (Board Diversity Disclosure) requires each Nasdaq-listed company, again subject to certain exceptions, to provide statistical information about such company’s Board of Directors, in a specified format, related to each director’s self-identified gender, race, and self-identification as LGBTQ+. This matrix is presented below. The Company believes it is in compliance with the diversity requirements imposed by the Nasdaq listing rules.

Board Diversity Matrix (as of December 15, 2022):

Board Size:
Total Number of Directors	5
Gender:
	Male	Female	Non- Binary	Gender Undisclosed

Number of directors based on gender identity	4	1	0	0
Number of directors who identify in any of the categories below:
African American or Black	0	0	0	0
Alaskan Native or American Indian	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	4	1	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Undisclosed	0

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement relating to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

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

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description
2.1	Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
3.1(P)	Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)
3.2(P)	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)
3.3	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
3.4	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)
3.5	Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)
3.6	Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)
3.7	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)
3.8	Restated Bylaws of Good Times Restaurants Inc. dated November 7, 1997 (previously filed as Exhibit 3.6 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 000-18590) and incorporated herein by reference)

3.9	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 14, 2007 (previously filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed December 31, 2007 (File No. 000-18590) and incorporated herein by reference)
3.10	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated August 30, 2013 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 6, 2013 (File No. 000-18590) and incorporated herein by reference)
3.11	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated May 2, 2014 (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
3.12	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated December 18, 2014 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed December 22, 2014 (File No. 000-18590) and incorporated herein by reference)
3.13	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated November 16, 2017 (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed November 22, 2017 (File No. 000-18590) and incorporated herein by reference)
3.14	Amendment to Restated Bylaws of Good Times Restaurants Inc. dated April 13, 2018 (previously filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
4.2*	Description of Securities
10.1+	Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.2+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.3+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Annex B to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.4+	Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.5+	Amendment to the Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed December 18, 2020 (File No. 000-18590) and incorporated herein by reference)
10.6+	Second Amendment to the Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed on December 16, 2021 (File No. 000-18590) and incorporated herein by reference
10.7	Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)
10.8	Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)
10.9	Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)
10.10+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Scott G. LeFever (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)
10.11+	Employment Agreement, effective September 27, 2016, by and between Good Times Restaurants Inc. and Susan M. Knutson (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed September 30, 2016 (File No. 000-18590) and incorporated herein by reference)

10.11+	Employment Agreement, effective August 1, 2017, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2017 (File No. 000-18590) and incorporated herein by reference)
10.12+	Amended Employment Agreement, effective August 5, 2019, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.13+	Amended and Restated Employment Agreement, dated April 6, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2020 (File No. 000-18590) and incorporated herein by reference)
10.14+	Second Amended and Restated Employment Agreement, dated December 24, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2020 (File No. 000-18590) and incorporated herein by reference)
10.15+	First Amendment to Second Amended and Restated Employment Agreement, dated September 28, 2022, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2022 (File No. 000-18590) and incorporated herein by reference)
10.16+	Severance Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.1 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.17+	Repurchase Option Agreement, dated October 8, 2019 between Good Times Restaurants Inc. and Boyd E. Hoback (previously filed as Exhibit 10.2 to the registrants Current Report on Form 8-K filed on October 8, 2019 (File No. 000-18590) and incorporated herein by reference)
10.18	Cadence Bank Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.19	Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.20	Cadence Bank First Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 12, 2017 (File No. 000-18590) and incorporated herein by reference)
10.21	Cadence Bank Second Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2018 (File No. 000-18590) and incorporated herein by reference)
10.22	Cadence Bank Third Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 10-Q filed May 10, 2019 (File No. 000-18590) and incorporated herein by reference)
10.23	Cadence Bank Fourth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 13, 2019 (File No. 000-18590) and incorporated herein by reference)
10.24	Cadence Bank Fifth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 14, 2021 (File No. 000-18590) and incorporated herein by reference)
10.25	Cadence Bank Sixth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 16, 2021 (File No. 000-18590) and incorporated herein by reference)
10.26	Cadence Bank Seventh Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 3, 2022 (File No. 000-18590) and incorporated herein by reference)
10.27	Consent and Forbearance Agreement, dated as of April 14, 2020 but effective March 31, 2020 by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 20, 2020 (File No. 000-18590) and incorporated herein by reference)
10.28	Promissory Note, dated as of May 7, 2020, by Good Times Restaurants, Inc. in favor of Cadence Bank, NA (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)

10.29	Promissory Note, dated as of May 7, 2020, by Bad Daddy’s International, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.30	Promissory Note, dated as of May 7, 2020, by Good Times Drive-Thru Inc.in favor of Cadence Bank, NA (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.31	Promissory Note, dated as of May 7, 2020, by BD of Colorado, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.32	Agreement, dated March 12, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2018 (File No. 000-18590) and incorporated herein by reference)
10.33	Amendment to Agreement, dated April 13, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
10.34+	Stock Option Award Agreement between the Company and Mathew Karnes dated March 7, 2022 (previously filed as Exhibit 10.1 to the Registrant’s 8-K filed on March 8, 2022 (File No. 000-18590)
21.1*	Subsidiaries of the Company
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith

+	Indicates management compensatory plan, contract, or arrangement.

(P)	Paper exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

December 15, 2022
Ryan M. Zink Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan M. Zink
Ryan M. Zink, Principal Executive Officer and Director (Principal Executive Officer) December 15, 2022

/s/ Matthew Karnes
Matthew Karnes, Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer) December 15, 2022
/s/ Geoffrey R. Bailey
Geoffrey R. Bailey, Chairman of the Board December 15, 2022

/s/ Charles Jobson
Charles Jobson, Director December 15, 2022

/s/ Jason S. Maceda
Jason S. Maceda, Director December 15, 2022

/s/ Jennifer C. Stetson
Jennifer C. Stetson, Director December 15, 2022

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Good Times Restaurants Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and Subsidiaries (the “Company”) as of September 27, 2022, and September 28, 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 27, 2022, and September 28, 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Moss Adams LLP

Denver, Colorado

December 15, 2022

We have served as the Company’s auditor since 2017.

Good Times Restaurants Inc. and Subsidiaries Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 27, 2022	September 28, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,906	$8,856
Receivables	694	644
Prepaid expenses and other	888	641
Inventories	1,387	1,303
Total current assets	11,875	11,444

PROPERTY AND EQUIPMENT
Land and building	4,670	4,704
Leasehold improvements	35,906	35,089
Fixtures and equipment	30,664	30,286
	71,240	70,079
Less accumulated depreciation and amortization	(48,989)	(42,852)
Total net property and equipment	22,251	27,227

OTHER ASSETS:
Operating lease right-of-use assets, net	42,463	45,737
Deposits and other assets	166	219
Trademarks	3,900	3,900
Other intangibles, net	20	4
Goodwill	5,713	5,150
	52,262	55,010
TOTAL ASSETS	$86,388	$93,681

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$628	$1,496
Deferred income	48	61
Operating lease liabilities, current	5,430	4,935
Other accrued liabilities	6,791	6,394
Total current liabilities	12,897	12,886

LONG-TERM LIABILITIES:
Operating lease liabilities, net of current portion	45,544	49,723
Deferred and other liabilities	159	202
Total long-term liabilities	45,703	49,925

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, 0 shares issued and outstanding as of September 27, 2022 and September 28, 2021, respectively	-	-
Common stock, $.001 par value; 50,000,000 shares authorized 12,274,351 and 12,512,072 shares issued and outstanding as of September 27, 2022 and September 28, 2021, respectively	13	13
Capital contributed in excess of par value	59,427	59,021
Treasury stock, at cost 692,798 and 376,351 shares as of September 27, 2022 and September 28, 2021, respectively	(2,634)	(1,608)
Accumulated deficit	(30,321)	(27,680)
Total Good Times Restaurants Inc. shareholders' equity	26,485	29,746
Non-controlling interests	1,303	1,124
Total shareholders’ equity	27,788	30,870
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,388	$93,681

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal Year
	2022	2021
	(52 Weeks)	(52 Weeks)
NET REVENUES:
Restaurant sales	$137,250	$123,058
Franchise revenues	950	895
Total net revenues	138,200	123,953
RESTAURANT OPERATING COSTS:
Food and packaging costs	43,877	36,164
Payroll and other employee benefit costs	46,515	41,049
Restaurant occupancy costs	9,440	8,815
Other restaurant operating costs	18,515	14,911
Preopening costs	51	766
Depreciation and amortization	3,895	3,842
Total restaurant operating costs	122,293	105,547

General and administrative costs	10,506	9,437
Advertising costs	3,164	2,082
Franchise costs	22	27
Impairment of long-lived assets	3,437	-
Gain on restaurant asset sale	(676)	(37)
Litigation Contingencies	332	-

INCOME (LOSS) FROM OPERATIONS	(878)	6,897

OTHER INCOME (EXPENSES):
Interest expense	(54)	(269)
Gain on debt extinguishment	-	11,778
Total other income (expense), net	(54)	11,509

NET INCOME (LOSS) BEFORE INCOME TAXES	$(932)	$18,406

Provision for income taxes	$5	$(6)

NET INCOME (LOSS)	$(927)	$18,400

Income attributable to non-controlling interests	$(1,714)	$(1,613)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,641)	$16,787

NET INCOME (LOSS) PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$(0.21)	$1.32
Diluted	$(0.21)	$1.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	12,464,408	12,677,652
Diluted	12,464,408	12,828,180

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Period from September 29, 2020 thru September 27, 2022
(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock		Capital Contributed	Non- Controllling
	Shares	Amount	Issued Shares	Par Value	in Excess of Par Value	Interest In Partnerships	Accumulated Deficit	Total
BALANCES, September 29, 2020	43,110	$(75)	12,612,852	$13	$58,219	$1,293	$(44,467)	$14,983

Stock-based compensation cost	-	-	-	-	362	-	-	362
Restricted stock unit vesting	-	-	47,779	-	-	-	-	-
Stock option exercise	-	-	184,682	-	440	-	-	440
Treasury shares purchased	333,241	(1,533)	(333,241)	-	-	-	-	(1,533)
Income attributable to non-controlling interests	-	-	-	-	-	1,613	-	1,613
Distributions to unrelated limited partners	-	-	-	-	-	(1,802)	-	(1,802)
Contributions from unrelated limited partners	-	-	-	-	-	20	-	20
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	16,787	16,787

BALANCES, September 28, 2021	376,351	$(1,608)	12,512,072	$13	$59,021	$1,124	$(27,680)	$30,870

Stock-based compensation cost	-	-	-	-	250	-	-	250
Shares issued through common stock grants and RSU vesting	-	-	22,622	-	-	-	-	-
Stock option exercise	-	-	56,104	-	156	-	-	156
Treasury shares purchased	316,447	(1,026)	(316,447)	-	-	-	-	(1,026)
Income attributable to non-controlling interests	-	-	-	-	-	1,714	-	1,714
Distributions to unrelated limited partners	-	-	-	-	-	(1,568)	-	(1,568)
Contributions from unrelated limited partners	-	-	-	-	-	33	-	33
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(2,641)	(2,641)

BALANCES, September 27, 2022	692,798	$(2,634)	12,274,351	$13	$59,427	$1,303	$(30,321)	$27,788

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2022	2021
	(52 Weeks)	(52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(927)	$18,400

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,057	3,992
Amortization of operating lease assets	3,849	3,515
Decrease in ROU assets	219	-
Recognition of deferred gain on sale of restaurant building	(34)	(37)
Gain on lease termination	(642)	-
Impairment of long-lived assets	3,437	-
Stock based compensation expense	250	362
Gain on loan extinguishment	-	(11,778)
Provision for income taxes	(5)	6
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and prepaids	(293)	12
Inventories	(64)	(210)
Deposits and other assets	79	(406)
(Decrease) increase in:
Accounts payable	(654)	(1,389)
Deferred liabilities	-	(8)
Operating lease liabilities	(4,496)	(3,762)
Accrued and other liabilities	515	448
Net cash provided by operating activities	5,291	9,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,641)	(3,198)
Acquisition of restaurant from franchisee, net of cash acquired	(728)	-
Proceeds from lease termination	745	-
Payments received on loans to franchisees and to others	-	13
Net cash used in investing activities	(2,624)	(3,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable, capital leases, and long-term debt	-	(5,500)
Payment for the purchase of treasury stock	(1,026)	(1,533)
Proceeds from stock option exercises	156	440
Contributions from non-controlling interests	33	20
Distributions to non-controlling interests	(1,780)	(1,985)
Net cash used in provided by financing activities	(2,617)	(8,558)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50	(2,598)
CASH AND CASH EQUIVALENTS, beginning of year	8,856	11,454
CASH AND CASH EQUIVALENTS, end of year	$8,906	$8,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$20	$151
Non-cash additions of property and equipment	$(214)	$304

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

BD of Colo was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of September 27, 2022, operates thirty-five company-owned, five joint-venture, and one licensee full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in the Southeast region of the United States and the state of Colorado and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of September 27, 2022, operates sixteen Company-owned and seven joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has eight franchisee-owned restaurants, with six operating in Colorado and two in Wyoming.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets Generally Accepted Accounting Principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

COVID-19 Pandemic – The global crisis resulting from the spread of COVID-19 had a substantial impact on our restaurant operations for the fiscal year ended September 28, 2021 with much less impact on the fiscal year ended September 27, 2022.

During portions of the month of November 2020 through early January 2021, all of the Company’s Bad Daddy’s Burger Bar restaurants in Colorado were open only for limited outdoor dining, delivery and carry-out service, with indoor dining rooms once again closed by government orders. In early January 2021, we re-opened these dining rooms, with limited occupancy, as local regulations allowed. Our dining rooms in all other states in which Bad Daddy’s has operations were open at reduced capacity, during this time. Our dining rooms were open at full capacity for the full fiscal year ended September 27, 2022.

We obtained Paycheck Protection Program (the “PPP”) loans as made available under government COVID relief initiatives. We applied for full forgiveness of our PPP loans, including those of our subsidiaries, on April 30, 2020 and received confirmation of full forgiveness of all such loans during June 2021. We currently have a meaningful cash balance and generated significant cash flow from operations during the fiscal year ended September 27, 2022. We have used a portion of this cash balance to repurchase Company stock under the Company’s Stock Repurchase Plan. On February 7, 2022, the Company’s board of directors approved a program to purchase up to an aggregate amount of up to $5.0 million dollars’ worth of the company’s common stock. As of September 27, 2022, a total of 316,447 shares have been repurchased under the plan, at an aggregate cost of approximately $1,065,000.

On August 13, 2021, the Company commenced a tender offer (the “Tender Offer”) to purchase up to 1,413,000 shares of its common stock at a price per share of $4.60. On September 10, 2021, at 11:59 pm, the offer expired, and the Company subsequently accepted for payment, at a purchase price of $4.60 per share, a total of 333,241 shares properly tendered and not properly withdrawn before the expiration date, at an aggregate cost of approximately $1,532,908, excluding fees and expenses relating to the Tender Offer.

While we believe that we will continue to have adequate working capital to meet our current needs, should business decline significantly, we would not likely choose to, and we may not be able to, take some of the same actions as we took in prior years to increase our liquidity as they would negatively impact the long-term performance of the business.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal year 2022 began September 29, 2021 and ended September 27, 2022. Fiscal 2021 began September 30, 2020 and ended September 28, 2021.

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

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. As such the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. We intend to utilize all of the advertising contributions towards advertising expenditures; however, the timing of those expenditures may not occur in the year in which the advertising funds were collected. Historically we have returned to our franchisees excess advertising funds collected from them, however beginning in the current year have retained those funds to be used in future years and to better manage the cash flow of the advertising fund and recognized as a reduction of advertising expenses. Contributions to the Advertising Funds from our franchisees $273,000 and $278,000 for the fiscal years ended September 27, 2022 and September 28, 2021, respectively.

Accounting Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates of and assumptions related to the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include valuation of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, valuation of asset groups for impairment testing, accruals for employee benefits, and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents at financial institutions with balances that generally exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limits of up to $250,000. The Company has not experienced any losses related to such accounts and management believes that the Company is not exposed to any significant risks on these accounts. Certain of the Company’s accounts exceeded the FDIC insured limits as of September 27, 2022 and September 28, 2021.

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees, due in the normal course of business, generally requiring payment within thirty days of the invoice date. Additionally, accounts receivable includes payments due from third-party delivery aggregators, and certain rebates from our key food and beverage vendors. It also includes payments due from property landlords related to tenant improvement allowances, none of which were owed in in the fiscal year ended September 27, 2022. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. There were no allowances for unrecoverable accounts receivable at September 27, 2022 and September 28, 2021.

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

Trademarks – Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. No trademark impairment charges were recognized during the fiscal years ended September 27, 2022 or September 28, 2021.

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

The following table presents goodwill associated with each reporting unit as of September 27, 2022 and September 28, 2021 (in thousands):

	September 27, 2022	September 28, 2021
Good Times	$96	$96
Bad Daddy’s	5,617	5,054
Total	$5,713	$5,150

Goodwill for the year ended September 27, 2022 increased $563,000 due to the purchase of a previously franchised Bad Daddy’s location in March 2022.

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

Given the results of our analyses throughout the fiscal year ended September 27, 2022, we identified five restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets, resulting in non-cash charges of $3,437,000. Of this amount, $790,000 related to three Good Times restaurants and $2,647,000 related to two Bad Daddy’s restaurants.

There were no impairments in the fiscal year ended September 28, 2021.

Leases – The Company accounts for leases consistent with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).

The Company determines if a contract contains a lease at inception. The Company currently has leases that are classified as operating leases. The Company’s material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in most cases the Company is not making rent payments.

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

Deferred Liabilities – Deferred Liabilities consist primarily of long-term deferred income in the form of sale leaseback transactions and vendor signing incentives.

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

Preopening Costs – Restaurant preopening costs are expensed as incurred.

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

The Company has significant net operating loss carryforwards from prior years and incurred additional net operating losses during the fiscal year ended September 27, 2022. Full valuation allowances were made to reduce any deferred tax assets incurred to zero; therefore, no income tax provision or benefit was recognized for the fiscal years ended September 27, 2022 and September 28, 2021 resulting in an effective income tax rate of 0% for both periods.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2019 through 2022. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 27, 2022.

Net Income (Loss) Per Common Share – Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock units and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	September 27, 2022	September 28, 2021
Weighted-average shares outstanding basic	12,464,408	12,677,652
Effect of potentially dilutive securities:
Stock options	-	88,576
Restricted stock units	-	61,952
Weighted-average shares outstanding diluted	12,464,408	12,828,180
Excluded from diluted weighted-average shares outstanding:
Antidilutive	237,128	75,641

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. At September 27, 2022 and September 28, 2021, notes receivable totaled $0 and $13,000 respectively. Additionally, the Company has other current receivables totaling $694,000 as of September 27, 2022. This includes $104,000 of franchise receivables, $229,000 of 3rd party delivery receivables, $127,000 of rebate receivables from our food and beverage vendors, and $234,000 of other miscellaneous receivables.

The Company purchases most of its restaurant food and paper through a single distribution company. The Company believes a sufficient number of other distributors exist from which food and paper could be purchased to prevent any long-term, adverse consequences.

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

Our non-controlling interests currently consist of one joint venture partnership involving six Good Times restaurants and five joint venture partnerships involving five Bad Daddy’s restaurants.

Recent Accounting Pronouncements – In the fiscal year ended September 27, 2022 the Company adopted ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

2.	Goodwill and Intangible Assets:

The following table presents goodwill and intangible assets as of September 27, 2022 and September 28, 2021 (in thousands):

	September 27, 2022			September 28, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$25	$(5)	$20	$50	$(46)	$4
	$25	$(5)	$20	$50	$(46)	$4
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$3,925	$(5)	$3,920	$3,950	$(46)	$3,904

Goodwill	$5,713	$-	$5,713	$5,150	$-	$5,150

As previously discussed in Note 1, the Company recorded a $10,000,000 impairment to goodwill in the second fiscal quarter of 2020 related to goodwill attributable to its Bad Daddy’s reporting unit.

There were no impairments to intangible assets during the fiscal year ended September 27, 2022. The aggregate amortization expense related to these intangible assets subject to amortization was $5,000 for the fiscal year ended September 27, 2022.

3.	Notes Payable and Long-Term Debt:

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence has agreed to loan the Company up to $8,000,000 with a maturity date of January 31, 2023 (as amended, the “Cadence Credit Facility”). As amended by the various amendments, the Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of September 27, 2022, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence Bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company elects to pay interest based on the base rate and at the end of each LIBOR period if it elects to pay interest based on LIBOR. The Cadence Credit Facility includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known. The Company is currently reviewing its future credit facility needs and intends to complete any potential transaction prior to January 31, 2023.

As of September 27, 2022, the Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including financial covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of September 27, 2022, the Company was in compliance with all of these financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement. As of September 27, 2022 the unamortized balance of these fees is $20,000

The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of September 27, 2022, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 27, 2022, there were no outstanding letters of credit issued under the facility.

In May 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BDC (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program.

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

Total interest expense on notes payable was $20,000 and $269,000 for the fiscal years ended September 27, 2022 and September 28, 2021, respectively.

Paycheck Protection Program Loans

In May 2020, Good Times and three of its wholly-owned subsidiaries, BDI, Drive Thru, and BDC (each a “Borrower”), entered into unsecured loans in the aggregate principal amount of $11,645,000 (the “Loans”) with Cadence Bank, N.A. (the “Lender”) pursuant to the PPP.

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

Total interest expense was $54,000 and $269,000 for the fiscal years ended September 27, 2022 and September 28, 2021, respectively.

4.	Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	September 27, 2022	September 28, 2021
Wages and other employee benefits	$2,773	$3,282
Taxes, other than income tax	1,181	1,334
Gift card liability, net of breakage	985	375
General expense accrual and other	1,866	1,403
Total	$6,805	$6,394

5.	Commitments and Contingencies:

As of September 27, 2022, the Company had approximately $204,000 in outstanding commitments related to the manufacturing and installation of new signage related to certain existing Good Times restaurants.

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

The Company is the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On April 11, 2022, the Court heard the parties’ respective motions for summary judgment on the plaintiffs’ claims. The Court verbally ruled that it was dismissing all of the plaintiffs’ claims except for their claim for breach of an express and implied obligation to negotiate in good faith under the parties’ letter of intent. On May 5, 2022, the Court issued a written order confirming this ruling. On May 25, 2022, the Court issued an order that the plaintiffs are only entitled to reliance damages should they prevail on their claim for breaches of the express and implied obligations to negotiate in good faith. The parties conducted a bench trial on the plaintiffs’ claims. The parties concluded post-judgment briefing on October 24, 2022. The Court’s judgment on the plaintiffs’ claims is forthcoming.

While the Court’s rulings have significantly limited plaintiff’s opportunity for recovery in the case, in light of the ruling and the Court’s order, the inherent uncertainties of trial and the Company’s posture in respect of settlement, among other things, the Company has determined that some loss in respect of the lawsuit is probable and accordingly recorded an accrual in the amount of $332,000 during the quarter ended March 28, 2022 of the current fiscal year.  This amount represents the Company’s best estimate of the likely amount of plaintiffs’ damage recovery assuming a finding of liability in their favor at trial and their ability to satisfy the legal standard for proving damages in such amount, based upon the Company’s retained expert and a report he made in response to the plaintiffs’ claims for damages. The accrual is an estimate and is based on current information, the judgment of management and advice of counsel. The Company will continue to evaluate this matter based on new information as it becomes available. The outcome of the case could result in losses less than or in excess of amounts accrued. Any additional liability in excess of the accrual could have a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which any such additional liability is accrued. The Company will continue to vigorously pursue a full defense of this matter on the merits.

6.	Leases:

The Company’s office space and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire at various dates over the next 16 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. The Company paid 136,000 and $71,000 in contingent rentals for the fiscal years ended September 27, 2022 and September 28, 2021, respectively.

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

Components of operating lease costs in the consolidated statements of operations for the fiscal years ended September 27, 2022 and September 28, 2021 are as follows (in thousands):

	Classification	Fiscal 2022	Fiscal 2021
Operating lease cost	Occupancy, Other restaurant operating costs, preopening costs and General and administrative expenses, net	$7,328	$6,982
Variable lease cost	Occupancy	136	71
Sublease income	Occupancy	(536)	(535)
Total lease expense		$6,928	$6,518

Components of lease assets and liabilities on the consolidated balance sheets as of September 27, 2022 and September 28, 2021 are as follows (in thousands):

	Classification	September 27, 2022	September 28, 2021
Right-of-use assets	Operating lease assets	$42,463	$45,737

Current lease liabilities	Operating lease liability	$5,430	$4,935
Non-current lease liabilities	Operating lease liability, less current portion	45,544	49,723
Total lease liabilities		$50,974	$54,658

Supplemental cash flow disclosures for the fiscal years ended September 27, 2022 and September 28, 2021 (in thousands):

	Fiscal 2022	Fiscal 2021
Cash paid for operating lease liabilities	$7,235	$7,028

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$571	$324

Weighted average lease term and discount rate are as follows:

	September 27, 2022	September 28, 2021
Weighted average remaining lease term (in years)	8.6	9.5

Weighted average discount rate	5.0%	5.0%

Future minimum rent payments for our operating leases for each of the next five years as of September 27, 2022 are as follows (in thousands):

Fiscal year ending:	Total
2023	7,848
2024	7,748
2025	7,830
2026	7,269
2027	6,917
Thereafter	25,642
Total minimum lease payments	63,253
Less: imputed interest	(12,280)
Present value of lease liabilities	$50,974

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

7.	Income Taxes:

Deferred tax assets (liabilities) are comprised of the following at the period end (in thousands):

	September 27, 2022 Long Term	September 28, 2021 Long Term
Deferred income tax assets (liabilities):
Tax effect of net operating loss carry-forward	$3,942	$4,061
General business credits	5,225	4,353
Deferred revenue	50	65
Intangibles basis differences	398	678
Long-term lease liability	11,113	11,782
Other future benefits	666	5
Deferred tax assets	21,394	20,944
Less valuation allowance	(10,535)	(9,371)
Deferred tax assets, net of valuation allowance	10,859	11,573
Partnership/joint venture basis differences	(30)	(5)
Property and Equipment basis differences	(1,424)	(1,764)
ROU asset	(9,225)	(9,804)
Other future expense	(180)	-
Deferred tax liabilities	(10,859)	(11,573)
Net deferred tax asset (liabilities)	$-	$-

The Company has net operating loss carry-forwards available for future periods, as discussed below, of approximately $11,840,000 from 2019, $2,554,000 from 2018, and $1,686,000 from 2017 and prior for income tax purposes. The net operating loss carry-forwards from periods prior to 2019 expire between 2025 and 2038. Based on the change in control, which occurred in 2011, the utilization of the loss carry-forwards incurred for periods prior to 2017 is limited to approximately $727,000 per year. The Company has general business tax credits of $5,225,000 from 2014 through 2022 which expire from 2034 through 2041.

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

The following table summarizes the components of the provision for income taxes (in thousands):

	Fiscal 2022	Fiscal 2021
Current income tax expense (benefit)	$(5)	$6
Deferred income tax expense (benefit)	-	-
Total income tax expense (benefit)	$(5)	$6

Total income tax expense for the years ended September 28, 2021 and September 29, 2020 differed from the amounts computed by applying the U.S. Federal statutory tax rate to pre-tax income as follows (in thousands):

	Fiscal 2022	Fiscal 2021
Total expense (benefit) computed by applying statutory federal rate	$(556)	$3,527
State income tax, net of federal tax benefit	(56)	260
FICA/WOTC tax credits	(694)	(587)
Effect of change in tax law	-	(2,875)
Effect of change in valuation allowance	1,164	1,967
Permanent differences	60	(2,338)
Other	87	52
Provision for income taxes	$(5)	$6

8.	Shareholders’ Equity:

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

The Company has the authority to issue 50,000,000 shares of common stock with a par value of $.001. As of September 27, 2022 and September 28, 2021 there were 12,274,351 and 12,512,072 shares outstanding, respectively.

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

The Company recorded $250,000 and $362,000 in total stock option and restricted stock compensation expense during the fiscal years ended September 27, 2022 and September 28, 2021, respectively, that was classified as general and administrative costs.

Stock Option Awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the fiscal years ended September 27, 2022 and September 28, 2021. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 27, 2022, the Company granted inducement equity awards to Mr. Karnes, in connection with his appointment as the Senior Vice President of Finance, in the form of (a) a stock option to purchase 25,000 shares of the Company’s common stock granted on Mr. Karnes’ first day of employment (the “Initial Options”); and (b) an additional stock option to purchase 25,000 shares of common stock to be granted on the one year anniversary date of Mr. Karnes employment (the “Additional Options,” and, together with the Initial Options, the “Options”). The Options were granted outside of the Company’s 2018 Omnibus Equity Incentive Plan as an inducement material to Mr. Karnes’ acceptance of employment with the Company. The Initial Options have a ten-year term, vest 1/3 each year over a three-year vesting period, subject to Mr. Karnes’ continuous employment with the Company, and will have an exercise price equal to the Company’s closing market price on the day of grant. The Additional Options will have a ten-year term, an exercise price equal to the greater of market price on the date of grant or $5.00 and will vest upon the achievement the Company’s common stock reaching a market price of $7.50 per share, calculated based upon a trailing 60-day volume weighted average price.

On September 30, 2021, Mr. Zink was granted 80,000 Incentive Stock Options on September 29, 2021. The shares awarded include a vesting condition whereby the vesting shall occur on the date on which the price of the Company’s common stock (as traded on the Nasdaq Capital Market) is $6, as measured based on the trailing 60-day calendar day volume-weighted average price (VWAP) of Company common stock.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Incentive and Non-Statutory Stock Options

Fiscal 2022
Expected term (years)	4.5 - 6.5
Expected volatility	61.25% - 61.31%
Risk-free interest rate	0.90% - 1.76%
Expected dividends	-

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

The following table summarizes stock option activity for the fiscal year ended September 27, 2022 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding at beginning of year	443,815	$3.63
Options granted	105,000	$4.90
Options exercised	(56,104)	$2.76
Forfeited	(22,550)	$4.52
Expired	-	-
Outstanding Sept 27, 2022	470,161	$3.97	5.8
Exercisable Sept 27, 2022	324,044	$3.61	5.0

As of September 27, 2022 and September 28, 2021, the aggregate intrinsic value of the outstanding and exercisable options was $459,277 and $634,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 27, 2022, the total remaining unrecognized compensation cost related to non-vested stock options was $200,000 and is expected to be recognized over a weighted average period of approximately 1.9 years.

There were 56,104 stock options exercised during the fiscal year ended September 27, 2022 with proceeds of approximately $156,000.

There were 187,291 stock options exercised during the fiscal year ended September 28, 2021 with proceeds of approximately $440,000.

Common Stock and Performance Share Grants

During the fiscal year ended September 27, 2022, the Company granted its directors a discretionary grant of common stock totaling 9,256 shares. These shares had a grant date fair value of $4.35 per share which is equal to the closing price of the stock on the date of grant and resulted in the recognition of $40,000 of stock-based compensation expense.

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

Restricted Stock Units

There were 28,000 restricted stock units granted during the fiscal year ended September 27, 2022. No restricted stock units were granted during the fiscal year ended September 28, 2021.

A summary of the status of non-vested restricted stock units as of September 27, 2022 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	61,952	$1.54 to $3.95
Granted	28,000	$4.50
Exercised	(15,616)	$3.95
Forfeited	(1,000)	$4.50
Non-vested shares at September 27, 2022	73,336	$1.54 to $4.50

As of September 27, 2022, there was $100,000 of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following table summarizes the activity in non-controlling interests during the year ended September 27, 2022 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 28, 2021	$915	$209	$1,124
Income attributable to non-controlling interests	$1,186	$528	$1,714
Contributions from unrelated limited partners	$33	-	$33
Distributions to unrelated limited partners	$(1,093)	$(475)	$(1,568)
Balance at September 27, 2022	$1,041	$263	1,303

Our non-controlling interests consist of one joint venture partnership involving Good Times restaurants and five joint venture partnerships involving five Bad Daddy’s restaurants.

9.	Retirement Plan:

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements. Under the plan, employees are entitled to make contributions on both a pre-tax basis or after-tax basis (Roth Contributions). In fiscal 2015 the Company modified the plan to include a provision to make a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contribution expense in the fiscal years ended September 27, 2022 and September 28, 2021 was $207,000 and $216,000, respectively. The matching contribution has historically been contributed to the plan in the fiscal year following the year in which the expense is recognized. During the current year, the Company changed the method in which the matching contribution is made, such that the match is made at the same time employee contributions are made, with a true-up contribution made in the fiscal year following the year in which any respective expense would be recognized.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Fiscal Year
	2022	2021
Revenues
Bad Daddy’s	$103,502	$88,844
Good Times	34,698	35,109
Total	$138,200	$123,953
Income (loss) from operations
Bad Daddy’s	$(811)	$3,274
Good Times	(67)	3,623
Total	$(878)	$6,897
Capital Expenditures
Bad Daddy’s	$1,909	$2,867
Good Times	769	331
Total	$2,678	$3,198

Property & Equipment, net
Bad Daddy’s	$19,575	$23,747
Good Times	2,676	3,480
Total	$22,251	$27,227

11.	Subsequent Events:

None.

