Form 10-Q
period 2022-12-27
Good Times Restaurants Inc.
filed 2023-02-02
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 27, 2022

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

As of January 24, 2023, there were 11,854,709 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 27, 2022

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 27, 2022	September 27, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,914	$8,906
Receivables, net of allowance for doubtful accounts of $0	1,119	694
Prepaid expenses and other	1,962	888
Inventories	1,394	1,387
Total current assets	11,389	11,875
PROPERTY AND EQUIPMENT:
Land and building	4,670	4,670
Leasehold improvements	36,277	35,906
Fixtures and equipment	31,164	30,664
Total property and equipment	72,111	71,240
Less accumulated depreciation and amortization	(49,919)	(48,989)
Total net property and equipment	22,192	22,251
OTHER ASSETS:
Operating lease right-of-use assets, net	40,867	42,463
Deposits and other assets	159	166
Trademarks	3,900	3,900
Other intangibles, net	18	20
Goodwill	5,713	5,713
Total other assets	50,657	52,262

TOTAL ASSETS:	$84,238	$86,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	951	628
Deferred income	48	48
Operating lease liabilities, current	5,394	5,430
Other accrued liabilities	7,038	6,791
Total current liabilities	13,431	12,897
LONG-TERM LIABILITIES:
Operating lease liabilities, net of current portion	43,846	45,544
Deferred and other liabilities	151	159
Total long-term liabilities	43,997	45,703
SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 27, 2022 and September 27, 2022	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 11,913,240 and 12,274,351 shares issued and outstanding as of December 27, 2022 and September 27, 2022, respectively	13	13
Capital contributed in excess of par value	59,386	59,427
Treasury stock, at cost; 1,064,193 and 692,798 shares as of December 27, 2022 and September 27, 2022, respectively	(3,507)	(2,634)
Accumulated deficit	(30,448)	(30,321)
Total Good Times Restaurants Inc. shareholders' equity	25,444	26,485

Non-controlling interests	1,366	1,303
Total shareholders’ equity	26,810	27,788

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,238	$86,388

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended
	December 27, 2022 (13 Weeks)	December 28, 2021 (13 Weeks)
NET REVENUES:
Restaurant sales	$33,179	$32,676
Franchise revenues	215	240
Total net revenues	33,394	32,916

RESTAURANT OPERATING COSTS:
Food and packaging costs	10,607	10,226
Payroll and other employee benefit costs	11,548	11,177
Restaurant occupancy costs	2,458	2,328
Other restaurant operating costs	4,492	4,138
Preopening costs	-	50
Depreciation and amortization	910	984
Total restaurant operating costs	30,015	28,903

General and administrative costs	2,375	2,705
Advertising costs	894	641
Franchise costs	3	5
Gain on restaurant asset sales and lease termination	-	(614)

INCOME FROM OPERATIONS	107	1,276

Interest expense, net	(12)	(18)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	$95	$1,258

PROVISION FOR INCOME TAXES	-	8

NET INCOME	95	1,250

Income attributable to non-controlling interests	(222)	(920)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(127)	$330

BASIC AND DILUTED INCOME PER SHARE:
Net (loss) income attributable to Common Shareholders	$(.01)	$.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,041,628	12,522,471
Diluted	12,041,628	12,684,979

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the fiscal quarters ending December 27, 2022 and December 28, 2021

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 28, 2021	376,351	$(1,608)	12,512,072	$13	$59,021	$1,124	$(27,680)	$30,870

Stock-based compensation cost	-	-	-	-	95	-	-	95
Restricted stock unit vesting	-	-	13,366	-	-	-	-	-
Common Stock Grants	-	-	9,256	-	-	-	-	-
Stock option exercise	-	-	5,000	-	-	-	-	-
Non-controlling interests:	-	-		-	6	-	-	6
Income	-	-	-	-	-	920	-	920
Distributions	-	-	-	-	-	(632)	-	(632)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	330	330

BALANCES, December 28, 2021	376,351	$(1,608)	12,539,694	$13	$59,122	$1,412	$(27,350)	$31,589

BALANCES, September 27, 2022	692,798	$(2,634)	12,274,351	$13	$59,427	$1,303	$(30,321)	$27,788

Stock-based compensation cost	-	-	-	-	46	-	-	46
Restricted stock unit vesting	-	-	8,284	-	(92)	-	-	(92)
Stock option exercise	-	-	2,000	-	5	-	-	5
Treasury Shares Purchased	371,395	(873)	(371,395)	-	-	-	-	(873)
Non-controlling interests:
Income	-	-	-	-	-	222	-	222
Distributions	-	-	-	-	-	(172)	-	(172)
Contributions	-	-	-	-	-	13	-	13
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	(127)	(127)

BALANCES, December 27, 2022	1,064,193	$(3,507)	11,913,240	$13	$59,386	$1,366	$(30,448)	$26,810

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date
	December 27, 2022 (13 Weeks)	December 28, 2021 (13 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95	$1,250

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	932	1,078
Stock-based compensation expense	46	95
Gain on lease termination and disposal of assets	-	(614)
Provision for income taxes	-	8
Changes in operating assets and liabilities:
Receivables and other	(1,500)	(961)
Inventories	(6)	(6)
Deposits and other	7	(896)
Accounts payable	162	(915)
Lease incentives receivable	-	-
Net change in ROU assets and operating lease liabilities	(138)	(66)
Accrued and other liabilities	248	808
Net cash provided by (used in) operating activities	(154)	(219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(723)	(237)
Proceeds from the sale of fixed assets	4	-
Payments received from franchisees and others	-	-
Net cash used in investing activities	(719)	(237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and long-term debt	-	-
Payment for the purchase of treasury stock	(873)	-
Restricted stock vesting settled in cash	(92)	-
Proceeds from stock option exercise	5	6
Distributions to non-controlling interests	(172)	(766)
Contributions from non-controlling interests	13	-
Net cash used in financing activities	(1,119)	(760)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,992)	(1,216)

CASH AND CASH EQUIVALENTS, beginning of period	8,906	8,856

CASH AND CASH EQUIVALENTS, end of period	$6,914	$7,640

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5	$-
Change in accounts payable attributable to the purchase of property and equipment	$(161)	$(12)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 27, 2022 and the results of its operations and its cash flows for the fiscal quarters ended December 27, 2022 and December 28, 2021. Operating results for the fiscal quarter ended December 27, 2022 are not necessarily indicative of the results that may be expected for the year ending September 26, 2023. The condensed consolidated balance sheet as of September 27, 2022 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 27, 2022.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended December 27, 2022 and December 28, 2021 each consisted of 13 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income (loss).

Advertising Costs – We utilize Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  As we intend to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $66,000 and $67,000 for the quarters ended December 27, 2022 and December 28, 2021, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, and payments due to us for sales of gift cards to third party retailers. For the quarter ended December 27, 2022, total receivables were $1,119,000, which consists of $208,000 in receivables from large box retail partners, retailed receivables, $288,000 in rebate receivables, $319,000 in third party delivery receivables, and $304,000 of franchise and other receivables, compared to $2,350,000 for the quarter ended December 28, 2021, consisting primarily of $619,000 in receivables from large box retailers, $249,000 in rebate receivables, $243,000 in third party delivery receivables, $745,000 for a lease termination agreement entered in the quarter for one of our Good Times locations, - and $494,000 of franchise and other receivables.

Macro-Economic Factors and Operating Environment

The global crisis resulting from the spread of coronavirus (“COVID-19”) continued to our restaurant operations for the quarter ended December 27, 2022 although the impact was more modest than in the prior year. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation. The lingering impacts of the pandemic have also contributed to labor challenges, which have increased hourly wages and management salaries at both concepts, and in limited cases have resulted in reduced operating hours at certain restaurants. Supply chain constraints have affected both of our concepts, resulting in higher food and beverage cost associated with general increases in input price levels as well as increased product substitutions, elevated freight costs, and increased variability in product quality, primarily in produce items. In addition, during the quarter ended December 27, 2022, high rates of inflation have been seen globally which have also resulted in increases in commodity, labor and energy costs for both concepts. Further significant increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

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

Note 4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 27, 2022 and September 27, 2022 (in thousands):

	December 27, 2023			September 27, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$25	$(7)	$18	$25	$(5)	$20
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,925	$(7)	$3,918	$3,925	$(5)	$3,920

Goodwill	$5,700	$-	$5,700	$5,700	$-	$5,700

The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to these intangible assets subject to amortization was $2,000 for the quarter ended December 27, 2022 and $4,000 for the quarter ended December 28, 2021.

Note 5.	Stock-Based Compensation

The Company has traditionally maintained incentive compensation plans that include provision for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”) and has outstanding awards that were issued under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) during the 2018 fiscal year, which was approved by shareholders on May 24, 2018. Future awards will be issued under the 2018 Plan. On February 8, 2022 the Company’s shareholders approved a proposal to increase the number of shares available for issuance under the 2018 Plan from 900,000 to 1,050,000, which currently represents the maximum number of shares available for issuance under the 2018 Plan.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as forfeitures occur.

Our net income for the quarters ended December 27, 2022 and December 28, 2021 includes $46,000 and $95,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended December 27, 2022. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

There were 20,000 incentive stock options awarded during the quarter ended December 27, 2022 to the Company’s Chief Executive Officer from available shares under the 2018 Plan, with an exercise price of $3.00 per share and a per share weighted average fair value of $2.29. During the quarter ended December 28, 2021, the Company granted 90,000 incentive stock options to its Chief Executive Officer, from available shares under the 2018 Plan, with an exercise price of $2.33 per share and a per share weighted average fair value of $1.24 pursuant to the Chief Executive Officer’s Second Amended and Restated Employment Agreement dated December 24, 2020.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Quarter Ended December 27, 2022 Incentive and Non-Qualified Stock Options	Quarter Ended December 28, 2021 Incentive and Non-Qualified Stock Options

Expected term (years)	5.0	4.5
Expected volatility	60.22%	61.3%
Risk-free interest rate	4.21%	0.9%
Expected dividends	-	-

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

The following table summarizes stock option activity for the quarter ended December 27, 2022 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)

Outstanding at beginning of year	470,161	$3.97
Options granted	20,000	$3.00
Options exercised	(2,000)	$2.31
Options Forfeited	(12,253)	$3.95
Outstanding December 27, 2022	475,908	$3.94	5.5
Exercisable December 27, 2022	326,631	$3.66	4.8

As of December 27, 2022, the aggregate intrinsic value of the outstanding and exercisable options was $199,000 and $369,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 27, 2022, the total remaining unrecognized compensation cost related to non-vested stock options was $192,000 and is expected to be recognized over a weighted average period of approximately 2.2 years.

There were 2,000 stock options exercised that resulted in an issuance of 2,000 shares during the quarter ended December 27, 2022 with proceeds of approximately $5,000. There were 7,984 stock options exercised that resulted in an issuance of 7,984 shares during the quarter ended December 28, 2021 with proceeds of approximately $13,000.

Restricted Stock Units

There were 25,750 restricted stock units granted during the quarter ended December 27, 2022 and there were no restricted stock units granted during the quarter ended December 28, 2021.

A summary of the status of non-vested restricted stock units as of December 27, 2022 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested units at beginning of year	73,336	$1.54 to $4.50
Units granted during the quarter	25,750	$2.29
Units vested during the quarter	(46,336)	$1.54
Units forfeited during the quarter	(1,000)	$4.50
Non-vested units at December 27, 2022	51,750	$1.54

As of December 27, 2022, there was $138,000 of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 2.43 years.

Restricted and Unrestricted Common Stock Awards

No grants of restricted or unrestricted common stock were made during the quarter ended December 27, 2022. During the quarter ended December 28, 2021 there were 9,256 unrestricted shares of common stock granted to directors of the Company. These shares had a grant date fair value of $4.35 per share and resulted in the recognition of $40,000 of stock-based compensation expense.

Note 6.	Gain on Sale of Assets and Lease Termination

For the fiscal quarter ended December 27, 2022, the Company had $8,000 of deferred gains on prior sale-leaseback transactions related to certain Good Times restaurants offset by approximately $8,000 of losses incurred in the disposal of miscellaneous assets. During the fiscal quarter ended December 27, 2021 we recognized a $607,000 gain in connection with a landlord’s exercising a lease termination option for one Good Times restaurant and also recognized $7,000 in deferred gain on prior sale-leaseback transactions related to certain Good Times restaurants.

Note 7.	Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following as of:

	December 27, 2022	September 27, 2022
Prepaid Rent	$785	$765
Prepaid Insurance	1,027	3
Other	150	120
Total	$1,962	$888

Note 8.	Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	December 27, 2022	September 27, 2022
Wages and other employee benefits	$2,561	$2,773
Taxes, other than income taxes	1,441	1,166
Gift card liability, net of breakage	1,537	985
General expense accrual and other	1,499	1,867
Total	$7,038	$6,791

Note 9.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $8,000,000, which as of December 27, 2022 had a maturity date of January 31, 2023 (the “Cadence Credit Facility”). The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of December 27, 2022, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Cadence Credit Facility includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known.

During the fiscal quarter ended December 27, 2022, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 7.8%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of December 27, 2022, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement. The remaining amount to be amortized as of December 27, 2022 is $13,000. The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of the date of filing this Form 10-Q, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of filing this Form 10-Q, there were no outstanding letters of credit issued under the facility.

On January 24, 2023, subsequent to the end of the fiscal quarter ended December 27, 2022, the Company and Cadence amended the Cadence Credit Facility to extend its expiration date to April 30, 2023, to provide consent for the Company’s acquisition of certain non-controlling interests in Bad Daddy’s limited liability company partnerships, and to provide pro-forma credit for a portion of the full-year EBITDA, as that term is defined in the Cadence Credit Facility previously attributed to the non-controlling partners in those limited liability company partnerships. The Company is currently reviewing its future credit facility needs and expects to negotiate an amendment to the existing credit agreement or enter into a new credit agreement prior to the current maturity date of April 30, 2023.

Note 10.	Net Income per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended
	December 27, 2022	December 28, 2021

Weighted-average shares outstanding basic	12,041,628	12,522,471
Effect of potentially dilutive securities:
Stock options	-	116,172
Restricted stock units	-	46,336
Weighted-average shares outstanding diluted	12,041,628	12,684,979
Excluded from diluted weighted-average shares outstanding:
Antidilutive	527,658	153,118

Note 11.	Contingent Liabilities and Liquidity

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

The Company is the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On April 11, 2022, the Court heard the parties’ respective motions for summary judgment on the plaintiffs’ claims. The Court verbally ruled that it was dismissing all of the plaintiffs’ claims except for their claim for breach of an express and implied obligation to negotiate in good faith under the parties’ letter of intent. On May 5, 2022, the Court issued a written order confirming this ruling. On May 25, 2022, the Court issued an order that the plaintiffs are only entitled to reliance damages should they prevail on their claim for breaches of the express and implied obligations to negotiate in good faith. The parties conducted a bench trial on the plaintiffs’ claims. The parties concluded post-trial briefing on October 24, 2022. On January 25, 2023, the Court rendered judgment dismissing the plaintiffs’ claims in their entirety and denying all of the requested relief. The plaintiffs’ deadlines for a motion for new trial or, in the alternative, an appeal are February 22 and February 25, 2023, respectively.

The Company previously recorded an accrual for contingent litigation expense in the quarter ended March 28, 2022 in the amount of $332,000. This amount represented the Company’s best estimate of the likely amount of plaintiffs’ damage recovery assuming a finding of liability in their favor at trial. While the Company was successful at trial, in light of plaintiff’s continuing right to seek a new trial or appeal at this time, the Company has determined to maintain the accrual and will continue to evaluate this matter based on new information as it becomes available. The ultimate resolution of the case (including any new trial or appeal if granted) could result in losses less than or in excess of amounts accrued. Any additional liability in excess of the accrual could have a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which any such additional liability is accrued. The Company will continue to vigorously pursue a full defense of this matter on the merits, including any new trial or appeal if granted.

Note 12.	Leases

The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The initial lease terms range from 10 years to 20 years, most of which include renewal options of 10 to 15 years. The lease term is generally the minimum of the noncancelable period or the lease term including renewal options which are reasonably certain of being exercised up to a term of approximately 20 years. The Company reassesses the number of remaining renewal options to include in a lease term for a specific lease when it exercises an option to extend such lease.

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

Components of operating lease costs are as follows for the fiscal quarters ended December 27, 2022 and December 28, 2021:

Lease cost	Classification	December 27, 2022	December 28, 2021
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,825	$1,795
Variable lease cost	Occupancy	37	20
Sublease income	Occupancy	(129)	(136)
		$1,733	$1,679

Weighted average lease term and discount rate are as follows:

	December 27, 2022	December 28, 2021
Weighted average remaining lease term (in years)	8.49	9.3

Weighted average discount rate	5.0%	5.0%

Supplemental cash flow disclosures for the fiscal quarter ended December 27, 2022:

	December 27, 2022	December 28, 2021
Cash paid for operating lease liabilities	$1,853	$1,718

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$(73)	$60

Supplemental balance sheet disclosures:

		December 27, 2022	December 28, 2021
Right-of-use assets	Operating lease assets	$40,867	$44,972

Current lease liabilities	Operating lease liability	$5,394	$5,051
Non-current lease liabilities	Operating lease liability, less current portion	43,846	48,784
Total lease liabilities		$49,240	$53,835

Future minimum rent payments for our operating leases for each of the next five years as of December 27, 2022 are as follows:

Fiscal year:	Total
Remainder of 2023	$5,818
2024	7,589
2025	7,669
2026	7,217
2027	6,917
Thereafter	25,644
Total minimum lease payments	60,854
Less: imputed interest	(11,614)
Present value of lease liabilities	$49,240

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

There were no impairments in the fiscal quarters ended December 27, 2022 and December 28, 2021.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 27, 2022 and December 28, 2021.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of December 27, 2022, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit. No goodwill impairment charges were recognized as of December 27, 2022 and December 28, 2021.

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

The Company had net loss for the quarter ended December 27, 2022 and net income for the quarter ended December 28, 2021, we have significant net operating loss carryforwards from prior years and a history of net losses through the duration of our existence. Full valuation allowances were established to reduce any deferred tax assets recorded to zero for both the quarters ended December 27, 2022 and December 28, 2021. Although we have established a full valuation allowance on our deferred tax assets, we are subject to income tax in certain jurisdictions where we do not have substantial net operating loss carry forwards. For the quarter ended December 27, 2022 we did not recognize any provision for income taxes as we estimated no current tax liability for either federal or state jurisdictions resulting in an effective income tax rate of zero for the period. For the period ended December 28, 2021, we recognized a provision for income taxes of $8,000 related to our estimate of current income taxes payable resulting in an effective tax rate of 2.0%.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2019 through 2022. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 27, 2022.

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

The following table summarizes the activity in non-controlling interests during the quarter ended December 27, 2022 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 27, 2022	$1,041	$262	$1,303
Income	179	43	222
Distributions	(147)	(25)	(172)
Contribution	13	-	13
Balance at December 27, 2022	$1,086	$280	$1,366

Our non-controlling interests at the end of the quarter consisted of one joint-venture partnership involving seven Good Times restaurants and five joint-venture partnerships involving five Bad Daddy’s restaurants. Subsequent to the quarter ended December 27, 2022, the Company acquired all of the membership interests in five Bad Daddy’s as described in Note 17 to the unaudited, consolidated financial statements included in this report.

Note 16.	Segment Reporting

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended
	December 27, 2022 (13 Weeks)	December 28, 2021 (13 Weeks)
Revenues
Bad Daddy’s	$25,226	$24,672
Good Times	8,168	8,244
	$33,394	$32,916
Income (Loss) from operations
Bad Daddy’s	$(7)	$308
Good Times	114	968
	$107	$1,276
Capital expenditures
Bad Daddy’s	$158	$192
Good Times	726	45
	$884	$237

Property and equipment, net	December 27, 2022	September 27, 2022
Bad Daddy’s	$18,926	$19,575
Good Times	3,266	2,676
Total	$22,192	$22,251

Note 17.	Subsequent Events

On January 24, 2023, the Company and Cadence amended the Cadence Credit Facility to extend its expiration date to provide consent for the acquisition of certain non-controlling interests in five Bad Daddy’s restaurant joint-ventures and to provide EBITDA credit with respect to those acquired interests.

On January 25, 2023, the Company acquired all of the membership interests in five Bad Daddy’s restaurant joint-ventures that it did not already own. The Company’s remaining non-controlling interests are attributed to a limited partnership with ownership of five Good Times restaurants in which the Company and the non-controlling partner each own 50%. The aggregate cash purchase price paid to the Sellers was $4,394,205.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 27, 2022. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I)	The disruption to our business from the novel coronavirus (COVID-19) pandemic and the impact of the pandemic on our results of operations, financial condition and prospects. The disruption and effect on our business may vary depending on the duration and extent of the COVID-19 pandemic and the impact of federal, state and local governmental actions and customer behavior in response to the pandemic.

(II)	We compete with numerous well-established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(III)	We may be negatively impacted if we experience same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

(IV)	We may be negatively impacted if we are unable to pass on to customers through menu price increases the increased costs that we incur through inflation experienced in our input costs including both the cost of food and the cost of labor. Recent metrics have indicated that increased levels of price inflation are prevalent throughout the economy which have resulted in increases in commodity, labor and energy costs for both concepts as well as increased product substitutions, elevated freight costs, and increased variability in product quality. Further significant increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers’ compensation or energy; inadequate number of hourly paid employees; increased wages and salaries for hourly and salaried employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2022.

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

Macro-Economic Factors and Operating Environment.

The global crisis resulting from the spread of coronavirus (“COVID-19”) continued to our restaurant operations for the quarter ended December 27, 2022 although the impact was more modest than in the prior year. We expect local conditions to continue to dictate limitations on restaurant operations, capacity, and hours of operation. The lingering impacts of the pandemic have also contributed to labor challenges, which have increased hourly wages and management salaries at both concepts, and in limited cases have resulted in reduced operating hours at certain restaurants. Supply chain constraints have affected both of our concepts, resulting in higher food and beverage cost associated with general increases in input price levels as well as increased product substitutions, elevated freight costs, and increased variability in product quality, primarily in produce items. In addition, during the quarter ended December 27, 2022, high rates of inflation have been seen globally which have also resulted in increases in commodity, labor and energy costs for both concepts. Further significant increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

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

Growth Strategies and Outlook.

We believe there are significant opportunities to grow customer traffic and increase awareness of our brands. Prior to the COVID-19 pandemic, we reduced our development profile as we sought to improve our financial position, and while we believe there are unit growth opportunities for both of our concepts, we continue to evaluate that in-line with the inflationary impact currently seen in the restaurant industry. However, we do anticipate the opening of one new restaurant in late Fiscal 2023 in the greater Huntsville, Alabama market.

Restaurant locations.

As of December 27, 2022, we operated, franchised, or licensed a total of forty-one Bad Daddy’s restaurants and thirty-one Good Times restaurants. The following table presents the number of restaurants operating at the end of the first fiscal quarters of 2022 and 2021. Subsequent to the quarter ended December 27, 2022, the Company acquired all of the membership interests in five Bad Daddy’s, four in North Carolina and one in South Carolina.

Company-Owned/Co-Developed/Joint-Venture:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2022	2021	2022	2021	2022	2021
Alabama	2	2	-	-	2	2
Colorado	12	12	23	24	35	36
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	3	-	-	4	3
Tennessee	2	2	-	-	2	2
Total	40	39	23	24	63	63

One company-owned Good Times restaurant closed, due to a termination by the landlord, for redevelopment during fiscal year 2022.

Franchise/License:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2022	2021	2022	2021	2022	2021
Colorado	-	-	6	6	6	6
North Carolina	1	1	-	-	1	1
South Carolina	-	1	-	-	-	1
Wyoming	-	-	2	2	2	2
Total	1	2	8	8	9	10

Non-Traditional*

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2022	2021	2022	2021	2021	2021
Colorado	-	1	-	-	-	1
Total	-	1	-	-	-	1

*The non-traditional Bad Daddy’s Burger Bar location, where we operated the kitchen under our Bad Daddy’s brand for a local brewery’s taproom, closed in 2022.

Results of Operations

Fiscal quarter ended December 27, 2022 (13 weeks) compared to fiscal quarter ended December 28, 2021 (13 weeks):

Net Revenues. Net revenues for the quarter ended December 27, 2022 increased $478,000 or 1.5% to $33,394,000 from $32,916,000 for the quarter ended December 28, 2021. Bad Daddy’s concept revenues increased $554,000 while our Good Times concept revenues decreased $76,000.

Bad Daddy’s restaurant sales increased $575,000 to 25,165,000 for the quarter ended December 27, 2022 from $24,590,000 for the quarter ended December 28, 2021. Sales were positively impacted by and increases in sales due to stronger customer traffic compared to the prior year in connection with easing of COVID restrictions. The average menu price increase for the quarter ended December 27, 2022 over the same prior-year quarter was approximately 5.3%.

Good Times restaurant sales decreased $72,000 to 8,014,000 for the quarter ended December 27, 2022 from $8,086,000 for the quarter ended December 28, 2021. The average menu price increase for the quarter ended December 27, 2022 over the same prior-year quarter was approximately 8.8%.

Franchise revenues decreased 25,000 to $215,000 in the quarter ended December 27, 2022 compared to $240,000 in the quarter ended December 28, 2021. This decrease is primarily due to the acquisition, during the second fiscal quarter of 2022, by the Company of one Bad Daddy’s restaurant previously owned by a franchisee.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales increased 2.4% during the quarter ended December 27, 2022 compared to the same thirteen-week period ended December 28, 2021 in the prior-year quarter, primarily driven by strong off premise sales and menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales increased 3.0% during the quarter ended December 27, 2022 compared to the same thirteen-week period ended December 28, 2021 in the prior-year quarter, primarily due to menu price increases, slightly offset by lower traffic. There were twenty-three restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended December 27, 2022 increased $381,000 to 10,607,000 (32.0% of restaurant sales) from $10,226,000 (31.3% of restaurant sales) for the quarter ended December 28, 2021.

Bad Daddy’s food and packaging costs were 7,973,000 (31.7% of restaurant sales) for the quarter ended December 27, 2022, up from $7,812,000 (31.8% of restaurant sales) for the quarter ended December 28, 2021. This increase is primarily attributable to higher restaurant sales during the current fiscal quarter versus prior fiscal quarter.

Good Times food and packaging costs were $2,634,000 (32.9% of restaurant sales) for the quarter ended December 27, 2022, up from $2,414,000 (29.9% of restaurant sales) for the quarter ended December 28, 2021. This increase is primarily attributable to the impact of higher purchase prices on food and paper goods, partially offset by the impact of an 8.8% increase in menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended December 27, 2022 increased $371,000 to 11,548,000 (34.8% of restaurant sales) from $11,177,000 (34.2% of restaurant sales) for the quarter ended December 28, 2021.

Bad Daddy’s payroll and other employee benefit costs were $8,754,000 (34.8% of restaurant sales) for the quarter ended December 27, 2022 up from $8,418,000 (34.2% of restaurant sales) in the same prior year period. The $336,000 increase is primarily attributable to higher restaurant sales during the current quarter versus the same quarter in the prior year, as well as higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.6% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were 2,794,000 (34.9% of restaurant sales) in the quarter ended December 27, 2022, up from $2,759,000 (34.1% of restaurant sales) in the same prior-year period. The $35,000 increase, both in nominal dollars and as measured as a percent of restaurant sales, was attributable to higher average wage rates paid to attract qualified employees.

Occupancy Costs. Occupancy costs for the quarter ended December 27, 2022 increased $130,000 to $2,458,000 (7.4% of restaurant sales) from $2,328,000 (7.1% of restaurant sales) for the quarter ended December 28, 2021.

Bad Daddy’s occupancy costs were 1,732,000 (6.9% of restaurant sales) for the quarter ended December 27, 2022, up from $1,649,000 (6.7% of restaurant sales) in the same prior year period. The increase was primarily attributable to additional lease costs associated with the purchase of our Bad Daddy’s Franchisee in the second quarter of Fiscal 2022 and increase property tax assessments overall.

Good Times occupancy costs were $726,000 (9.1% of restaurant sales) in the quarter ended December 27, 2022, up from $679,000 (8.4% of restaurant sales) in the same prior year period. The increase was primarily attributable to increased property and liability insurance costs.

Other Operating Costs. Other operating costs for the quarter ended December 27, 2022, increased $354,000 to $4,492,000 (13.5% of restaurant sales) from $4,138,000 (12.7% of restaurant sales) for the quarter ended December 28, 2021.

Bad Daddy’s other operating costs were $3,521,000 (14.0% of restaurant sales) for the quarter ended December 27, 2022 up from $3,285,000 (13.4% of restaurant sales) in the same prior year period. The $236,000 increase and the increase as a percentage of sales was attributable to higher overall sales, increased repair and maintenance expenses, increased third party delivery fees, and increased payroll service fees.

Good Times other operating costs were $971,000 (12.1% of restaurant sales) in the quarter ended December 27, 2022, up from $853,000 (10.5% of restaurant sales) in the same prior year period. The increase was primarily attributable to general price inflation in supplies costs and increases in commissions paid to delivery service providers due to increases in overall delivery sales.

New Store Preopening Costs. In the quarter ended December 27, 2022, there were no preopening costs compared to $50,000 for the quarter ended December 28, 2021.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended December 27, 2022, decreased $74,000 to 910,000 from $984,000 in the quarter ended December 28, 2021.

Bad Daddy’s depreciation and amortization costs for the quarter ended December 27, 2022 decreased $11,000 to $773,000 from $784,000 in the quarter ended December 28, 2021.

Good Times depreciation and amortization costs for the quarter ended December 27, 2022 decreased $63,000 to $137,000 from $200,000 in the quarter ended December 28, 2021.

General and Administrative Costs. General and administrative costs for the quarter ended December 27, 2022, decreased $330,000 to $2,375,000 (7.1% of total revenues) from $2,705,000 (8.2% of total revenue) for the quarter ended December 28, 2021.

This decrease in general and administrative expenses in the quarter ended December 27, 2022 is primarily attributable to:

●	Decrease in professional services of $267,000
●	Decrease in Office lease and equipment expense of $24,000
●	Decrease in general travel related expenses of $17,000
●	Decrease in home office payroll ad benefit costs of $27,000
●	Decrease in insurance costs of $84,000
●	Decrease in Stock Compensation costs of $49,000
●	Decrease in other costs of $19,000
●	Increase in recruiting and training related costs of $28,000
●	Increase in costs associated with new multi-unit supervisory roles of $23,000
●	Increase in administrative, accounting, and technology costs of $106,000

For the balance of the fiscal year, we expect general and administrative costs to trend similarly in nominal terms to costs incurred during the current quarter.

Advertising Costs. Advertising costs for the quarter ended December 27, 2022, increased to $894,000 (2.7% of sales from $641,000 (1.9% of total revenue) for the quarter ended December 28, 2021.

Bad Daddy’s advertising costs were $610,000 (2.4% of restaurant sales) in the quarter ended December 27, 2022 compared to $314,000 (1.3% of total revenue) in the same prior year period. The increase is primarily due to recognition of commission earned by third parties on gift cards sold through large-box retailers. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. The current quarter had no advertising costs associated with franchise contributions. The prior year quarter includes advertising costs of $4,000 associated with franchise advertising contributions.

Bad Daddy’s advertising costs consist primarily of a combination of menus and other point of purchase materials, digital advertising, and commissions incurred for placement of gift parties at third party retailers, as well as local store marketing efforts.

Good Times advertising costs were $284,000 (3.5% of restaurant sales) in the quarter ended December 27, 2022 compared to $327,000 (4.0% of total revenue) in the same prior year period. The current and prior year quarters include advertising costs of $66,000 and $67,000, respectively, of costs associated with franchise advertising contributions.

Good Times advertising costs consist primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide television and radio advertising, social media and on-site and point-of-purchase. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues. As a percentage of total revenue, we expect advertising costs to remain relatively stable on an annual basis, at approximately 3.5% of total revenue for the Good Times segment, though because we consolidate the advertising fund into our results, quarterly costs will fluctuate.

Franchise Costs. Franchise costs were $3,000 and $5,000 for the quarters ended December 27, 2022 and December 28, 2021, respectively. The costs are related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the quarter ended December 27, 2022 was zero, which is composed of a net $8,000 loss on disposal of miscellaneous assets, offset by $8,000 of deferred gains, compared to $614,000 for the quarter ended December 28, 2021, of which $607,000 is attributable to gains in connection with a lease termination at a Good Times restaurant and the remainder primarily attributable to deferred gains on prior sale-leaseback transactions of certain Good Times restaurants.

Income from Operations. Income from operations was $107,000 in the quarter ended December 27, 2022 compared to income from operations of $1,276,000 in the quarter ended December 28, 2021.

The change in the income from operations for the quarter ended December 27, 2022 is due primarily due to matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs”, “Advertising Costs”, and “Gain on Restaurant Sales and Lease Termination” sections above.

Interest Expense. Interest expense was $12,000 during the quarter ended December 27, 2022, primarily related to the amortization of loan initiation fees, compared with $18,000 during the quarter ended December 28, 2021.

Provision for Income Taxes. There was no provision for income taxes for the quarter ended December 27, 2022, compared to $8,000 for the quarter ended December 28, 2021.

Net Income. Net income was $95,000 for the quarter ended December 27, 2022 compared to net income of $1,258,000 in the quarter ended December 28, 2021.

The change from the quarter ended December 27, 2022 to the quarter ended December 28, 2021 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended December 27, 2022, the income attributable to non-controlling interests was $222,000 compared to $920,000 for the quarter ended December 28, 2021.

Of the current quarter’s income attributable to non-controlling interests, $179,000 is attributable to Bad Daddy’s joint-venture restaurants, compared to $684,000 in the same prior year period. This $505,000 decrease is primarily due to a one-time special allocation to the non-controlling partners in these partnerships of approximately $516,000 in the quarter ended December 28, 2021 related to a rebate of payroll costs, partially offset by slightly decreased restaurant level profitability in the current fiscal quarter. Of the current quarter’s income, $43,000 is attributable to the Good Times joint-venture restaurants, compared to $236,000 in the same prior year period. This $193,000 decrease is primarily due to decreased restaurant level profitability in the current fiscal quarter. Subsequent to the quarter ended December 27, 2022, the Company acquired all of the membership interests in five Bad Daddy’s as described in Note 17 to the unaudited, consolidated financial statements included in this report.

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

The following table reconciles net loss/income to EBITDA and Adjusted EBITDA (in thousands) for the first fiscal quarter:

	Quarter Ended
	December 27, 2022 (13 Weeks)	December 28, 2021 (13 Weeks)
Adjusted EBITDA:
Net (loss) income, as reported	$(127)	$330
Depreciation and amortization[1]	867	1,004
Interest expense, net	12	18
Provision for income taxes	-	8
EBITDA	752	1,360
Preopening expense	-	50
Non-cash stock-based compensation	46	95
GAAP rent-cash rent difference	(124)	(73)
Gain on restaurant asset sales and lease termination[2]	-	(484)
One-time special allocation to Bad Daddy’s partnerships	-	516
Adjusted EBITDA	$674	$1,464

1Depreciation and amortization expense has been reduced by amounts attributable to non-controlling interests of 66,000 and $67,000 for the quarters ended December 27, 2022 and December 28, 2021, respectively.

2Gain on restaurant asset sales and lease termination has been reduced by amounts attributable to non-controlling interests of and $130,000 for the quarter ended December 28, 2021, respectively.

Amount represents the portion of a payroll cost rebate attributable to the non-controlling partners in these partnerships.

Liquidity and Capital Resources

Cash and Working Capital

As of December 27, 2022, we had a working capital deficit of $2,042,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. Although we have negotiated payment terms of up to four weeks with many of our vendors, we pay our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts and generally pay most outstanding accounts payable upon review for accuracy and validity. In addition, our working capital position includes the recognition of the current portion of lease liabilities as we lease substantially all of our real estate and have both short-term and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, recurring operating costs and recurring capital expenditure needs throughout fiscal 2023. As of December 27, 2022, we had no commitments related to construction contracts for any restaurants currently under development.

On January 31, 2022 the Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and amount of repurchases will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations.

Financing

Cadence Credit Facility

The Company maintains a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $8,000,000, which as of December 27, 2022 had a maturity date of January 31, 2023 (the “Cadence Credit Facility”). The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of December 27, 2022, any borrowings under the Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Cadence Credit Facility includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. The exact timing of any transition of LIBOR to an alternate benchmark rate is not currently known.

During the fiscal quarter ended December 27, 2022, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 7.8%.

The Cadence Credit Facility contains certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of December 27, 2022, the Company was in compliance with all financial covenants under the Cadence Credit Facility.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement. The remaining amount to be amortized as of December 27, 2022 is $13,000. The obligations under the Cadence Credit Facility are collateralized by a first-priority lien on substantially all of the Company’s assets.

As of the date of filing this Form 10-Q, there were no outstanding borrowings against the facility. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of filing this Form 10-Q, there were no outstanding letters of credit issued under the facility.

On January 24, 2023, subsequent to the end of the fiscal quarter ended December 27, 2022, the Company and Cadence amended the Cadence Credit Facility to extend its expiration date to April 30, 2023, to provide consent for the Company’s acquisition of certain non-controlling interests in Bad Daddy’s limited liability company partnerships, and to provide pro-forma credit for a portion of the full-year EBITDA, as that term is defined in the Cadence Credit Facility previously attributed to the non-controlling partners in those limited liability company partnerships. The Company is currently reviewing its future credit facility needs and expects to negotiate an amendment to the existing credit agreement or enter into a new credit agreement prior to the current maturity date of April 30, 2023.

Cash Flows

Net cash used in operating activities was $153,000 for the quarter ended December 27, 2022. The net cash used in operating activities for the quarter ended December 27, 2022 was the result of net income of $95,000 as well as cash and non-cash reconciling items totaling $248,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $932,000, 2) amortization of operating lease assets of $988,000, 3) decrease of ROU assets of $608,000 4) stock-based compensation expense of $46,000, 5) a net gain on sales and disposals of assets of $1,000, 5) an increase in receivables and other assets of $1,499,000, 5) an increase in deferred liabilities and accrued expenses of $248,000, 7) an increase in accounts payable of $162,000 and 8) a net decrease in amounts related to our operating leases of $1,734,000.

Net cash provided by operating activities was $219,000 for the quarter ended December 28, 2021. The net cash provided by operating activities for the quarter ended December 28, 2021 was the result of net income of $1,250,000 as well as cash and non-cash reconciling items totaling $1,469,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $1,078,000, 2) amortization of operating lease assets of $757,000, 3) stock-based compensation expense of $95,000, 4) an increase in receivables and other assets of $961,000, 5) an increase in deferred liabilities and accrued expenses of $808,000, 6) a decrease in accounts payable of $915,000 and 7) a net increase in amounts related to our operating leases of $823,000.

Net cash used in investing activities for the quarter ended December 27, 2022 was $720,000 which primarily reflects the purchases of property and equipment of $724,000, offset by proceeds from the sale of an asset. Purchases of property and equipment is comprised of the following:

●	$281,000 for miscellaneous capital expenditures related to our existing Bad Daddy’s restaurants

●	$443,000 for miscellaneous capital expenditures related to our existing Good Times restaurants

Net cash used in investing activities for the quarter ended December 28, 2021 was $237,000 which primarily reflects the purchases of property and equipment of $237,000. Purchases of property and equipment is comprised of the following:

●	$192,000 in costs for the development of new Bad Daddy’s locations

●	$45,000 for miscellaneous capital expenditures related to our existing Bad Daddy’s restaurants

●	$81,000 for miscellaneous capital expenditures related to our existing Good Times restaurants

Net cash used in financing activities for the quarter ended December 27, 2022 was $1,119,000, which includes proceeds from stock option exercises of $5,000 and distributions to non-controlling interests of $159,000, $92,000 in restricted stock vesting paid in cash, and $873,000 in payments for the purchase of treasury stock.

Net cash used in financing activities for the quarter ended December 28, 2021 was $760,000, which includes proceeds form stock option exercises of $6,000 and distributions to non-controlling interests of $766,000, the latter including a one-time special allocation of approximately $516,000 to the non-controlling partners in our Bad Daddy’s partnerships related to a rebate of payroll costs.

Impact of Inflation

Commodity prices, particularly for key proteins have recently been at near-record highs and have exhibited extreme volatility. Though we have seen some moderation in certain commodities, we continue to experience higher year-over-year prices on many goods, including food and beverage items, paper and packaging, other restaurant supplies, and energy (utilities) costs. Due to the volatility in commodity pricing, we are unable to reasonably predict the impact of future inflationary pressures.

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

Seasonality

Revenues of the Company are subject to seasonal fluctuations based on weather conditions adversely affecting Colorado restaurant sales primarily during the months of December, January, February, and March.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance (its principal financial officer) has concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2022.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 27, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings affecting the Company, see Note 11 to the unaudited, consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Form 10-K for the fiscal year ended September 27, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of December 27, 2022 the Company has purchased 660,535 shares of its common stock pursuant to the share repurchase plan leaving approximately $3,165,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the quarter ended December 27, 2022 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
9/28/2022 - 10/25/2022	184,803	$2.25	184,803
10/26/2022 - 11/22/2022	126,171	$2.40	126,171
11/23/2022 - 12/27/2022	60,421	$2.57	60,421
Total	371,395			$3,165,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)       Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Principal? Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: February 2, 2023

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Matthew Karnes Senior Vice President of Finance (Principal Financial Officer)

