Form 10-Q
period 2023-03-28
Good Times Restaurants Inc.
filed 2023-05-09
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 28, 2023

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

As of April 28, 2023, there were 11,720,963 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

Form 10-Q

Quarter Ended March 28, 2023

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 28, 2023	September 27, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,367	$8,906
Receivables	603	694
Prepaid expenses and other	1,745	888
Inventories	1,321	1,387
Total current assets	9,036	11,875
PROPERTY AND EQUIPMENT:
Land and building	4,670	4,670
Leasehold improvements	36,492	35,906
Fixtures and equipment	31,143	30,664
Total property and equipment	72,305	71,240
Less accumulated depreciation and amortization	(50,461)	(48,989)
Total net property and equipment	21,844	22,251
OTHER ASSETS:
Operating lease right-of-use assets, net	40,383	42,463
Deferred tax assets	10,847	-
Deposits and other assets	157	166
Trademarks	3,900	3,900
Other intangibles, net	16	20
Goodwill	5,713	5,713
Total other assets	61,016	52,262

TOTAL ASSETS:	$91,896	$86,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	2,382	628
Deferred income	45	48
Operating lease liabilities, current	5,506	5,430
Other accrued liabilities	7,437	6,791
Total current liabilities	15,370	12,897
LONG-TERM LIABILITIES:
Operating lease liabilities, net of current portion	43,063	45,544
Deferred revenues and other liabilities	134	159
Total long-term liabilities	43,197	45,703
SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 28, 2023 and September 27, 2022	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,977,433 issued; and 11,746,350 and 12,274,351 outstanding as of March 28, 2023 and September 27, 2022, respectively	13	13
Capital contributed in excess of par value	56,754	59,427
Treasury stock, at cost; 1,231,083 and 692,798 shares as of March 28, 2023 and September 27, 2022, respectively	(3,974)	(2,634)
Accumulated deficit	(19,827)	(30,321)
Total Good Times Restaurants Inc. shareholders' equity	32,966	26,485

Non-controlling interests	363	1,303
Total shareholders’ equity	33,329	27,788

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,896	$86,388

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	March 28, 2023 (13 Weeks)	March 29, 2022 (13 Weeks)	March 28, 2023 (26 Weeks)	March 29, 2022 (26 Weeks)
NET REVENUES:
Restaurant sales	$34,568	$33,364	$67,747	$66,040
Franchise revenues	217	233	432	473
Total net revenues	34,785	33,597	68,179	66,513

RESTAURANT OPERATING COSTS:
Food and packaging costs	10,655	10,457	21,262	20,683
Payroll and other employee benefit costs	11,989	11,555	23,537	22,732
Restaurant occupancy costs	2,428	2,377	4,886	4,705
Other restaurant operating costs	4,826	4,667	9,318	8,805
Preopening costs	30	-	30	50
Depreciation and amortization	911	1,013	1,821	1,997
Total restaurant operating costs	30,839	30,069	60,854	58,972

General and administrative costs	2,297	2,577	4,672	5,282
Advertising costs	778	812	1,672	1,453
Franchise costs	-	6	3	11
Impairment of long-lived assets	76	1,753	76	1,753
Gain on restaurant asset sale and lease termination	(22)	(43)	(22)	(657)
Litigation contingencies	-	332	-	332

INCOME (LOSS) FROM OPERATIONS:	817	(1,909)	924	(633)

Interest and other expense, net	(26)	(11)	(38)	(29)

NET INCOME (LOSS) BEFORE INCOME TAXES:	791	(1,920)	886	(662)

Provision for income taxes	9,952	-	9,952	(8)

NET INCOME (LOSS):	$10,743	$(1,920)	$10,838	$(670)
Income attributable to non-controlling interests	(122)	(230)	(344)	(1,150)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$10,621	$(2,150)	$10,494	$(1,820)

NET INCOME (LOSS) PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$0.90	$(0.17)	$0.88	$(0.15)
Diluted	$0.89	$(0.17)	$0.88	$(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,818,651	12,527,625	11,930,140	12,525,048
Diluted	11,884,123	12,527,625	11,985,254	12,525,048

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date March 28, 2023

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 27, 2022	692,798	$(2,634)	12,274,351	$13	$59,427	$1,303	$(30,321)	$27,788

Stock-based compensation cost	-	-	-	-	46	-	-	46
Restricted stock unit vesting	-	-	8,284	-	(92)	-	-	(92)
Stock Option Exercise	-	-	2,000	-	5	-	-	5
Treasury Shares Purchased	371,395	(873)	(371,395)	-	-	-	-	(873)
Non-controlling interests:
Income	-	-	-	-	-	222	-	222
Distributions	-	-	-	-	-	(172)	-	(172)
Contributions	-	-	-	-	-	13	-	13
Net Income attributable to common shareholders and comprehensive income							(127)	(127)
BALANCES, December 27, 2022	1,064,193	$(3,507)	11,913,240	$13	$59,386	$1,366	$(30,448)	$26,810

Stock-based compensation cost	-	-	-	-	43	-	-	43
Treasury Shares Purchased	166,890	(467)	(166,890)	-	-	-	-	(467)
Non-controlling interests:
Income	-	-	-	-	-	122	-	122
Distributions	-	-	-	-	-	(294)	-	(294)
Purchase of non-controlling interests	-	-	-	-	(2,675)	(831)	-	(3,506)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	10,621	10,621

BALANCES, March 28, 2023	1,231,083	$(3,974)	11,746,350	$13	$56,754	$363	$(19,827)	$33,329

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date March 29, 2022

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 28, 2021	376,351	$(1,608)	12,512,072	$13	$59,021	$1,124	$(27,680)	$30,870

Stock-based compensation cost	-	-	-	-	95	-	-	95
Restricted stock unit vesting	-	-	13,366	-	-	-	-	-
Common stock grants	-	-	9,256	-	-	-	-	-
Stock option exercise	-	-	5,000	-	6	-	-	6
Non-controlling interests:
Income	-	-	-	-	-	920	-	920
Distributions	-	-	-	-	-	(632)	-	(632)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	330	330

BALANCES, December 28, 2021	376,351	$(1,608)	12,539,694	$13	$59,122	$1,412	$(27,350)	$31,589

Stock-based compensation cost	-	-	-	-	52	-	-	52
Stock option exercise	-	-	23,797	-	84	-	-	84
Repurchases of common stock	75,900	(331)	(75,900)	-	-	-	-	(331)
Non-controlling interests:
Income	-	-	-	-	-	230	-	230
Distributions	-	-	-	-	-	(112)	-	(112)
Net Income attributable to common shareholders and comprehensive loss	-	-	-	-	-	-	(2,150)	(2,150)

BALANCES, March 29, 2022	452,251	$(1,939)	12,487,591	$13	$59,258	$1,530	$(29,500)	$29,362

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date
	March 28, 2023 (13 Weeks)	March 29, 2022 (13 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,838	$(670)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,859	2,114
Impairment of long-lived assets	76	1,753
Stock-based compensation expense	89	147
Gain on lease termination and disposal of assets	9	(642)
Recognition of deferred gain on sale of restaurant building	(31)	(15)
Provision for income taxes	(9,959)	8
Changes in operating assets and liabilities:
Receivables and other	135	(26)
Pre-paid expense	(857)	(1,172)
Inventories	66	(57)
Deposits and other	10	33
Accounts payable	1,596	(370)
Net change in ROU assets and operating lease liabilities	(325)	(186)
Accrued and other liabilities	652	395
Net cash provided by operating activities	4,158	1,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(1,423)	(1,177)
Acquisition of restaurant from franchisee, net of cash acquired	-	(728)
Purchase of non-controlling interests	(4,394)	-
Net cash used in investing activities	(5,817)	(1,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for the purchase of treasury stock	(1,340)	(331)
Restricted stock vesting settled in cash	(92)	-
Proceeds from stock option exercise	5	90
Distributions to non-controlling interests	(466)	(956)
Contributions from non-controlling interests	13	-
Net cash used in financing activities	(1,880)	(1,197)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,539)	(1,790)

CASH AND CASH EQUIVALENTS, beginning of period	8,906	8,856

CASH AND CASH EQUIVALENTS, end of period	$5,367	$7,066

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5	$9
Change in accounts payable attributable to the purchase of property and equipment	$158	$(421)

See accompanying notes to condensed consolidated financial statements (Unaudited)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc. (the “Company”) and its wholly-owned subsidiaries as well as one partnership in which the Company is the general partner, and five limited liability companies in which the Company was the controlling member during the period of time in which unrelated parties owned membership interests in those limited liability companies. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates and licenses full-service restaurants under the brand Bad Daddy’s Burger Bar that are primarily located in Colorado and in the Southeast region of the United States.

The Company operates and franchises drive-thru fast-food hamburger restaurants under the brand Good Times Burgers & Frozen Custard, all of which are located in Colorado and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 28, 2023 and the results of its operations and its cash flows for the fiscal quarters ended March 28, 2023 and March 29, 2022. Operating results for the fiscal quarter ended March 28, 2023 are not necessarily indicative of the results that may be expected for the year ending September 26, 2023. The condensed consolidated balance sheet as of September 27, 2022 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 27, 2022.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended March 28, 2023 and March 29, 2022 each consisted of 13 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income (loss).

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  Additionally, the Company intends to utilize all of the advertising contributions towards advertising expenditures, we recognize costs equal to franchisee contributions to the advertising funds on a quarterly basis. Contributions to the Advertising Funds from our franchisees were $129,000 and $136,000 for the two quarters ended March 28, 2023 and March 29, 2022, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, and payments due to us for sales of gift cards to third party retailers. As of March 28, 2023, total receivables were $603,000, which consists of $78,000 in receivables from large box retail partners, retailed receivables, $122,000 in rebate receivables, $312,000 in third party delivery receivables, and $91,000 of franchise and other receivables, compared to $1,239,000 as of the fiscal quarter ended March 29, 2022, consisting primarily of $745,000 for a lease termination agreement entered in the quarter for one of our Good Times locations, and $494,000 of franchise and other receivables.

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

Note 4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 28, 2023 and September 27, 2022 (in thousands):

	March 28, 2023			September 27, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$25	$(9)	$16	$25	$(5)	$20
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,925	$(9)	$3,916	$3,925	$(5)	$3,920

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to these intangible assets subject to amortization was $9,000 for the two quarters ended March 28, 2023 and $5,000 for the two quarters ended March 29, 2022.As of both March 28, 2023 and March 29, 2022, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit.

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

Our net income (loss) for the two quarters ended March 28, 2023 and March 29, 2022 includes $89,000 and $147,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the two quarters ended March 28, 2023. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

There were 20,000 incentive stock options awarded during the two quarters ended March 28, 2023 to the Company’s Chief Executive Officer from available shares under the 2018 Plan, with an exercise price of $3.00 per share and a per share weighted average fair value of $2.29. During the two quarters ended March 29, 2022, the Company granted 90,000 incentive stock options to its Chief Executive Officer, from available shares under the 2018 Plan, with an exercise price of $2.33 per share and a per share weighted average fair value of $1.24 pursuant to the Chief Executive Officer’s Second Amended and Restated Employment Agreement dated December 24, 2020.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Two Quarters Ended March 28, 2023 Incentive and Non-Qualified Stock Options	Two Quarters Ended March 29, 2022 Incentive and Non-Qualified Stock Options

Expected term (years)	7.5	6.5
Expected volatility	60.2%	61.3%
Risk-free interest rate	4.21%	1.8%
Expected dividends	-	-

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

The following table summarizes stock option activity for the two quarters ended March 28, 2023 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)

Outstanding at beginning of year	470,161	$3.97
Options granted	20,000	$3.00
Options exercised	(2,000)	$2.31
Options Forfeited	(12,253)	$3.95
Outstanding March 28, 2023	475,908	$3.94	5.5
Exercisable March 28, 2023	334,965	$3.67	4.7

As of March 28, 2023, the aggregate intrinsic value of the outstanding and exercisable options was $177,000. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of March 28, 2023, the total remaining unrecognized compensation cost related to non-vested stock options was $164,000 and is expected to be recognized over a weighted average period of approximately 2.0 years.

There were 2,000 stock options exercised that resulted in an issuance of 2,000 shares during the two quarters ended March 28, 2023 with proceeds of approximately $5,000. There were 23,797 stock options exercised that resulted in an issuance of 23,797 shares during the two quarters ended March 29, 2022 with proceeds of approximately $90,000.

Restricted Stock Units

There were 25,750 restricted stock units granted during the two quarters ended March 28, 2023 and there were 28,000 restricted stock units granted during the two quarters ended March 29, 2022.

A summary of the status of non-vested restricted stock units as of March 28, 2023 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested units at beginning of year	73,336	$1.54 to $4.50
Units granted	25,750	$2.29
Units vested	(46,336)	$1.54
Units forfeited	(1,000)	$4.50
Non-vested units at March 28, 2023	51,750	$2.29 to $4.50

As of March 28, 2023, there was $123,000 of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted and Unrestricted Common Stock Awards

No grants of restricted or unrestricted common stock were made during the two quarters ended March 28, 2023. During the two quarters ended March 29, 2022 there were 9,256 unrestricted shares of common stock granted to directors of the Company. These shares had a grant date fair value of $4.35 per share and resulted in the recognition of $40,000 of stock-based compensation expense.

Note 6.	Gain on Sale of Assets and Lease Termination

For the two fiscal quarters ended March 28, 2023, the Company had $19,000 of deferred gains on prior sale-leaseback transactions related to certain Good Times restaurants and $3,000 of net gains in the loss and disposal of miscellaneous assets. During the two fiscal quarters ended March 29, 2022 we recognized a $607,000 gain in connection with a landlord’s exercising a lease termination option for one Good Times restaurant and we also recognized $7,000 in deferred gain on prior sale-leaseback transactions related to certain Good Times restaurants.

Note 7.	Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following as of:

	March 28, 2023	September 27, 2022
Prepaid Rent	$769	$765
Prepaid Insurance	736	3
Other	240	120
Total	$1,745	$888

Note 8.	Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	March 28, 2023	September 27, 2022
Wages and other employee benefits	$2,987	$2,773
Taxes, other than income taxes	1,025	1,166
Gift card liability, net of breakage	1,182	985
General expense accrual and other	2,243	1,867
Total	$7,437	$6,791

Note 9.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company maintained a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $8,000,000, which as of March 28, 2023 had a maturity date of April 30, 2023 (the “Prior Cadence Credit Facility”). The Prior Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. As of March 28, 2023, any borrowings under the Prior Cadence Credit Facility, as amended, bear interest at a variable rate based upon the Company’s election of (i) 2.5% plus the base rate, which is the highest of the (a) Federal Funds Rate plus 0.5%, (b) the Cadence bank publicly announced prime rate, and (c) LIBOR plus 1.0%, or (ii) LIBOR, with a 0.250% floor, plus 3.5%. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Cadence Credit Facility includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable.

On January 24, 2023, the Company and Cadence amended the Prior Cadence Credit Facility to extend its expiration date to April 30, 2023, to provide consent for the Company’s acquisition of certain non-controlling interests in Bad Daddy’s limited liability company partnerships, and to provide pro-forma credit for a portion of the full-year EBITDA, as that term is defined in the Prior Cadence Credit Facility previously attributed to the non-controlling partners in those limited liability company partnerships.

During the fiscal quarter ended March 28, 2023, the weighted average interest rate applicable to borrowings under the Prior Cadence Credit Facility was 7.6%.

The Prior Cadence Credit Facility contained certain affirmative and negative covenants and events of default that the Company considers customary for an agreement of this type, including covenants setting a maximum leverage ratio of 5.15:1, a minimum pre-distribution fixed charge coverage ratio of 1.25:1, a minimum post-distribution fixed charge coverage ratio of 1.10:1 and minimum liquidity of $2.0 million. As of March 28, 2023, the Company was in compliance with all financial covenants under the Prior Cadence Credit Facility.

As a result of entering into the Prior Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $308,500 and is amortizing these costs over the term of the credit agreement. The remaining amount to be amortized as of March 28, 2023 is $9,000. The obligations under the Prior Cadence Credit Facility were collateralized by a first-priority lien on substantially all of the Company’s assets.

Prior to entered into the Company’s new credit facility as described below, there were no outstanding borrowings against the Prior Cadence Credit Facility. Availability of the Prior Cadence Credit Facility for borrowings was reduced by the outstanding face value of any letters of credit issued under the facility. Prior to entering into the Company’s new credit facility as described below, there were no outstanding letters of credit issued under the facility.

On April 20, 2023, subsequent to the end of the fiscal quarter ended March 28, 2023, the Company and each of its wholly-owned subsidiaries, as guarantors (the “Subsidiary Guarantors”), entered into an Amended and Restated Credit Agreement (the “Senior Credit Facility”) with Cadence  Bank, as administrative agent and sole lender (“Cadence”). The Senior Credit Facility provides for an $8.0 million senior revolving loan (the “Revolver”) and amends and restates the Prior Cadence Credit Facility in its entirety.

Proceeds from the Senior Credit Facility, if and when drawn, will be used (i) to fund new restaurant development, (ii) to finance the buyout of non-controlling joint venture partners in certain restaurants, (iii) to finance the redemption, purchase or other acquisition of equity interests in the Company and (iv) for working capital and other general corporate purposes.

The Revolver will be available until April 20, 2028. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. The Senior Credit Facility also carries an upfront fee of 0.25% of the aggregate principal amount of the Revolver commitment and a commitment fee of 0.25% per annum on the unused portion of the Revolver commitment.

The Senior Credit Facility includes customary affirmative and negative covenants and events of default. The Senior Credit Facility also requires the Company to maintain various financial condition ratios, including minimum liquidity, an amended maximum leverage ratio and an amended minimum fixed charge coverage ratio. In addition, to the extent the aggregate outstandings under the Revolver exceed $4.0 million, the Company is required to meet a new specified leverage ratio, on a pro forma basis, before making further borrowings as well as certain restricted payments, investments and growth capital expenditures.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	March 28, 2023	March 29, 2022	March 28, 2023	March 29, 2022
Weighted-average shares outstanding basic	11,818,651	12,527,625	11,930,140	12,525,048
Effect of potentially dilutive securities:
Stock options	13,722	-	3,364	-
Restricted stock units	51,750	-	51,750	-
Weighted-average shares outstanding diluted	11,884,123	12,527,625	11,985,254	12,525,048
Excluded from diluted weighted average shares outstanding:
Antidilutive	372,575	406,515	385,908	386,101

Note 11.	Contingent Liabilities and Liquidity

The failure of banks where we maintain deposits in excess of the limits insured by FDIC or other government or quasi-government agencies could materially affect our financial position and operating results.

The Company maintains deposits with certain banks in excess of the maximum insured limits by the FDIC. The significant interest rate increases by the Federal Reserve have caused recent bank failures. Although in certain of those cases, depositors have been protected from loss by government intervention, no assurances can be made in the case of any failure of a bank in which the Company has uninsured deposits, that the Company would be similarly protected against loss of such uninsured deposits.

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

The Company is the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On April 11, 2022, the Court heard the parties’ respective motions for summary judgment on the plaintiffs’ claims. The Court verbally ruled that it was dismissing all of the plaintiffs’ claims except for their claim for breach of an express and implied obligation to negotiate in good faith under the parties’ letter of intent. The Court also indicated its intent to dismiss Good Times’s counterclaim against the plaintiffs for breach of a covenant not to sue over the failed negotiations. On May 5, 2022, the Court issued a written order confirming this ruling. On May 25, 2022, the Court issued an order that the plaintiffs are only entitled to reliance damages should they prevail on their claim for breaches of the express and implied obligations to negotiate in good faith. The parties conducted a bench trial on the plaintiffs’ claims. The parties concluded post-trial briefing on October 24, 2022. On January 25, 2023, the Court rendered judgment dismissing the plaintiffs’ claims in their entirety and denying all of the requested relief.

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023 decisions. Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs. The deadline for the plaintiffs’ opening appellate brief is May 10, 2023. Good Times’s deadline to file a response to the plaintiffs’ opening brief and Good Times’s own opening brief on its appeal is June 9, 2023.

The Company previously recorded an accrual for contingent litigation expense in the fiscal quarter ended March 28, 2022 in the amount of $332,000. This amount represented the Company’s best estimate of the likely amount of plaintiffs’ damage recovery. While the Company was successful at trial, in light of plaintiff’s appeal, the Company has determined to maintain the accrual and will continue to evaluate this matter based on new information as it becomes available. The ultimate resolution of the case could result in losses less than or in excess of amounts accrued. Any additional liability in excess of the accrual could have a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which any such additional liability is accrued. The Company will continue to vigorously pursue a full defense of this matter on the merits.

Note 12.	Leases

The Company determines if a contract contains a lease at inception. The Company's material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The initial lease terms range from 10 years to 20 years, most of which include renewal options of 10 to 15 years. The lease term is generally the minimum of the non-cancelable period or the lease term including the renewal options which are reasonably certain of being exercised up to a term of approximately 20 years. The Company reassesses the number of remaining renewal options to include in a lease term for a specific lease when it exercises an option to extend such lease.

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

Components of operating lease costs are as follows for the fiscal quarters ended March 28, 2023 and March 29, 2022:

Lease cost	Classification	March 28, 2023	March 29, 2022
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,853	$1,830
Variable lease cost	Occupancy	-	59
Sublease income	Occupancy	(143)	(136)
		$1,710	$1,753

Weighted average lease term and discount rate are as follows:

	March 28, 2023	March 29, 2022
Weighted average remaining lease term (in years)	8.24	9.06

Weighted average discount rate	5.0%	5.0%

Supplemental cash flow disclosures for the two fiscal quarters ended March 28, 2023:

	March 28, 2023	March 29, 2022
Cash paid for operating lease liabilities	$3,734	$3,621

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$184	$872

Supplemental balance sheet disclosures:

		March 28, 2023	September 27, 2022
Right-of-use assets	Operating lease assets	$40,383	$42,463

Current lease liabilities	Operating lease liability	$5,506	$5,430
Non-current lease liabilities	Operating lease liability, less current portion	43,063	45,544
Total lease liabilities		$48,569	$50,974

Future minimum rent payments for our operating leases for each of the next five years as of March 28, 2023 are as follows:

Fiscal year ending:	Total
Remainder of 2023	$3,901
2024	7,762
2025	7,829
2026	7,378
2027	7,079
Thereafter	25,718
Total minimum lease payments	59,667
Less: imputed interest	(11,098)
Present value of lease liabilities	$48,569

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

Note 13.	Impairment of Long-Lived Assets and Trademarks

Long-Lived Assets. We review our long-lived assets including land, property, and equipment for impairment when there are factors that indicate that the carrying amount of an asset may not be recoverable. We assess recovery of assets at the individual restaurant level and typically include an analysis of historical cash flows, future operating plans, and cash flow projections in assessing whether there are indicators of impairment. The recoverability of assets to be held and used is measured by comparing the net book value of the assets of an individual restaurant to the fair value of those assets. This impairment process involves significant judgment in the use of estimates and assumptions pertaining to future projections and operating results.

There were $76,000 of asset impairments in the two quarters ended March 28, 2023, related primarily to new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants. During the two quarters ended March 29, 2022, we recognized $1,753,000 in total asset impairments for three restaurants. Of this amount, $487,000 was related to two Good Times restaurants and $1,266,000 was related to one Bad Daddy’s restaurant.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 28, 2023 and March 29, 2022.

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

The Company’s effective income tax rate for the three months ended March 28, 2023 was (1,487%), a decrease from an effective income tax rate of 2.0% for the three months ended March 29, 2022. The decrease is due to the release of the Company’s valuation allowance previously recorded to reduce the deferred tax assets to zero. The Company’s effective income tax rate for the six months ended March 28, 2023 was (1,836%), a decrease from an effective income tax rate of 2.0% for the six months ended March 29, 2022. The decrease is also attributed to the release of the Company’s valuation allowance that occurred during the second quarter.

During the current quarter, the Company entered into a transaction in which it purchased the non-controlling interests in several joint ventures that have historically collectively generated significant income.  Due to this transaction and a recent history of cumulative earnings, management believes the Company is now in a position to realize its tax benefits beginning in the current year, as well as in future years, and as such, has released the full valuation allowance recorded to reduce its deferred tax assets.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2019 through 2022. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 28, 2023.

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

The equity interests of the unrelated limited partners and non-controlling members are shown on the accompanying consolidated balance sheet in the shareholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and non-controlling members’ share of the net income or loss as well as any cash contributions or distributions to or from the limited partners and non-controlling members for the period. The limited partners’ and members’ share of the net income or loss in the subsidiary is shown as income or expense attributable to non-controlling interests in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

The following table summarizes the activity in non-controlling interests during the two quarters ended March 28, 2023 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 27, 2022	$1,041	$262	$1,303
Income	219	125	344
Purchase of Non-controlling Interests	(831)	-	(831)
Distributions	(442)	(24)	(466)
Contribution	13	-	13
Balance at March 28, 2023	0	363	363

Non-controlling interests at the end of the quarter consisted of one limited liability partnership, currently involving six Good Times restaurants, of which the Company is the general partner. During the fiscal quarter ended March 28, 2023, the Company acquired all of the non-controlling membership interests in all outstanding limited liability companies, which included five total Bad Daddy’s restaurants. The aggregate purchase price paid to the sellers was $4,394,000.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	March 28, 2023 (13 Weeks)	March 29, 2022 (13 Weeks)	March 28, 2023 (26 Weeks)	March 29, 2022 (26 Weeks)
Revenues
Bad Daddy’s	$26,408	$25,524	$51,634	$50,196
Good Times	8,377	8,073	16,545	16,317
	$34,785	$33,597	$68,179	$66,513
Income (Loss) from operations
Bad Daddy’s	$678	$(807)	$668	$(499)
Good Times	$139	$(1,102)	$256	$(134)
	$817	$(1,909)	$924	$(633)
Capital expenditures
Bad Daddy’s	$448	$636	$606	$828
Good Times	249	62	975	107
	$697	$698	$1,581	$935

	March 28, 2023	September 27, 2022
Property and equipment, net
Bad Daddy’s	$18,551	$19,575
Good Times	3,293	2,676
	$21,844	$22,251

Note 17.	Subsequent Events

As discussed more specifically in Note 9 above, on April 20, 2023, subsequent to the end of the fiscal quarter ended March 28, 2023, the Company and each of its wholly-owned subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement with Cadence Bank, as administrative agent and sole lender (“Cadence”). The Senior Credit Facility provides for an $8.0 million senior revolving loan and amends and restates the Company’s prior Cadence Credit Facility with Cadence in its entirety.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 27, 2022. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I)	The COVID-19 pandemic and the associated government response, change in consumer behavior, labor market effects and supply chain impacts significantly affected the results of operations and financial condition of our business. Though the effects of this specific pandemic have mostly subsided, the risk of similar government and consumer response to future pandemics or other public health concerns, and the risk of similar impacts within the labor markets and global supply chain, could cause significant disruption to our business.

(II)	We compete with numerous well-established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(III)	We may be negatively impacted if we experience same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

(IV)	We may be negatively impacted if we are unable to pass on to customers through menu price increases the increased costs that we incur through inflation experienced in our input costs including both the cost of food and the cost of labor. Recent metrics have indicated that increased levels of price inflation are prevalent throughout the economy which have resulted in increases in commodity, labor and energy costs for both concepts as well as increased product substitutions, elevated freight costs, and increased variability in product quality. Further significant increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

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

Macro-Economic Factors and Operating Environment.

During the two quarters ended March 28, 2023, high rates of inflation have been seen globally which have also resulted in increases in commodity, labor and energy costs for both concepts. Further significant continued increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

The Company maintains deposits with certain banks in excess of the maximum insured limits by the FDIC. The significant interest rate increases by the Federal Reserve have caused recent bank failures. Although in certain of those cases, depositors have been protected from loss by government intervention, no assurances can be made in the case of any failure of a bank in which the Company has uninsured deposits, that the Company would be similarly protected against loss of such uninsured deposits.

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

Growth Strategies and Outlook.

We believe there are significant opportunities to grow customer traffic and increase awareness of our brands. In 2019 we reduced our development profile as we sought to improve our financial position, and while we believe there are unit growth opportunities for both of our concepts, we continue to evaluate that in-line with the inflationary impact currently seen in the restaurant industry. We anticipate the opening of one new restaurant in late Fiscal 2023 in the greater Huntsville, Alabama market.

Restaurant locations.

As of March 28, 2023, we operated, franchised, or licensed a total of forty Bad Daddy’s restaurants and thirty-one Good Times restaurants. The following table presents the number of restaurants operating at the end of the fiscal quarters ended March 28, 2023 and March 29, 2022. During the fiscal quarter ended March 28, 2023, the Company acquired all of the membership interests in five Bad Daddy’s, four located in North Carolina and one located in South Carolina.

Company-Owned/Co-Developed:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2023	2022	2023	2022	2023	2022
Alabama	2	2	-	-	2	2
Colorado	11	12	23	23	34	35
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	39	40	23	23	62	63

One company-owned Bad Daddy’s restaurant closed, due to a termination by the landlord, for redevelopment during the fiscal quarter ended March 28, 2023.

Franchise/License:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2023	2022	2023	2022	2023	2022
Colorado	-	-	6	6	6	6
North Carolina	1	1	-	-	1	1
South Carolina	-	-	-	-	-	-
Wyoming	-	-	2	2	2	2
Total	1	1	8	8	9	9

Non-Traditional*

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2023	2022	2023	2022	2023	2022
Colorado	-	1	-	-	-	1
Total	-	1	-	-	-	1

*The non-traditional Bad Daddy’s Burger Bar location, where we operated the kitchen under our Bad Daddy’s brand for a local brewery’s taproom, closed in 2022.

Results of Operations

Fiscal quarter ended March 28, 2023 (13 weeks) compared to fiscal quarter ended March 29, 2022 (13 weeks):

Net Revenues. Net revenues for the fiscal quarter ended March 28, 2023 increased $1,188,000 or 3.5% to $34,785,000 from $33,597,000 for the fiscal quarter ended March 29, 2022. Bad Daddy’s concept revenues increased $884,000 while our Good Times concept revenues increased $304,000.

Bad Daddy’s restaurant sales increased $895,000 to $26,342,000 for the fiscal quarter ended March 28, 2023 from $25,447,000 for the fiscal quarter ended March 29, 2022. Sales were positively impacted due to stronger customer traffic as well as increased menu prices. The average menu price increase for the fiscal quarter ended March 28, 2023 over the same prior-year quarter was approximately 3.4%.

Good Times restaurant sales increased $309,000 to $8,226,000 for the fiscal quarter ended March 28, 2023 from $7,917,000 for the fiscal quarter ended March 29, 2022. The average menu price increase for the fiscal quarter ended March 28, 2023 over the same prior-year quarter was approximately 10.5%.

Franchise revenues decreased $16,000 to $217,000 in the fiscal quarter ended March 28, 2023 compared to $233,000 in the fiscal quarter ended March 29, 2022. This decrease is primarily due to the acquisition, during the second fiscal quarter of 2022, by the Company of one Bad Daddy’s restaurant previously owned by a franchisee.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks. The calculation of same store sales for Bad Daddy’s excludes the results of one restaurant for the March fiscal month due to that restaurant’s extended remodel closure.

Bad Daddy’s same store restaurant sales increased 4.6% during the fiscal quarter ended March 28, 2023 compared to the same thirteen-week period ended March 29, 2022, primarily driven by strong off premise sales and menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales increased 7.6% during the fiscal quarter ended March 28, 2023 compared to the same thirteen-week period ended March 29, 2022, primarily due to menu price increases, slightly offset by lower traffic. There were twenty-three restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended March 28, 2023 increased $198,000 to $10,655,000 (30.8% of restaurant sales) from $10,457,000 (31.3% of restaurant sales) for the fiscal quarter ended March 28, 2022.

Bad Daddy’s food and packaging costs were 8,052,000 (30.6% of restaurant sales) for the fiscal quarter ended March 28, 2023, up from $7,972,000 (31.3% of restaurant sales) for the fiscal quarter ended March 29, 2022. This increase is primarily attributable to higher restaurant sales during the current fiscal quarter versus prior fiscal quarter, and the decrease as a percent of sales is attributed to lower purchase prices for beef, chicken, and other food commodities.

Good Times food and packaging costs were $2,603,000 (31.6% of restaurant sales) for the fiscal quarter ended March 28, 2023, up from $2,485,000 (31.4% of restaurant sales) for the fiscal quarter ended March 29, 2022. This increase is primarily attributable to the impact of higher sales. This slight increase as a percent of sales is due to the pricing of our all-natural beef and custard, which continued to be elevated compared to the prior year during the quarter, offsetting purchase price reductions for other commodities.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the fiscal quarter ended March 28, 2023 increased $434,000 to $11,989,000 (34.7% of restaurant sales) from $11,555,000 (34.6% of restaurant sales) for the fiscal quarter ended March 29, 2022.

Bad Daddy’s payroll and other employee benefit costs were $9,143,000 (34.7% of restaurant sales) for the fiscal quarter ended March 28, 2023 up from $8,736,000 (34.3% of restaurant sales) for the fiscal quarter ended March 29, 2022. The $407,000 increase is primarily attributable to higher restaurant sales during the current quarter versus the same quarter in the prior year, as well as slightly higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.4% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $2,846,000 (34.6% of restaurant sales) in the fiscal quarter ended March 28, 2023, up from $2,819,000 (35.6% of restaurant sales) in the same prior-year period. The decrease as a percent of sales is due primarily to increased labor productivity.

Occupancy Costs. Occupancy costs for the fiscal quarter ended March 28, 2023 increased $51,000 to $2,428,000 (7.0% of restaurant sales) from $2,377,000 (7.1% of restaurant sales) for the fiscal quarter ended March 29, 2022.

Bad Daddy’s occupancy costs were $1,693,000 (6.4% of restaurant sales) for the fiscal quarter ended March 28, 2023, up from $1,679,000 (6.6% of restaurant sales) for the fiscal quarter ended March 29, 2022.

Good Times occupancy costs were $735,000 (8.9% of restaurant sales) in the fiscal quarter ended March 28, 2023, up from $698,000 (8.8% of restaurant sales) in the fiscal quarter ended March 29, 2022. The increase was primarily attributable to increased property and liability insurance costs.

Other Operating Costs. Other operating costs for the fiscal quarter ended March 28, 2023, increased $160,000 to $4,827,000 (14.0% of restaurant sales) from $4,667,000 (14.0% of restaurant sales) for the fiscal quarter ended March 29, 2022.

Bad Daddy’s other operating costs were $3,812,000 (14.5% of restaurant sales) for the fiscal quarter ended March 28, 2023 up from $3,670,000 (14.4% of restaurant sales) for the fiscal quarter ended March 29, 2022. The $142,000 increase was attributable to higher overall sales, increased delivery charges, and increased restaurant supply costs.

Good Times other operating costs were $1,015,000 (12.3% of restaurant sales) in the fiscal quarter ended March 28, 2023, up from $997,000 (12.6% of restaurant sales) in the fiscal quarter ended March 29, 2022. The increase was primarily attributable to increased overall sales.

New Store Preopening Costs. In the fiscal quarter ended March 28, 2023, preopening costs were $30,000 compared to no preopening costs for the fiscal quarter ended March 29, 2022. These costs primarily relate to re-training costs incurred as part of our closure and remodel of our Greenville, SC Bad Daddy’s location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the fiscal quarter ended March 28, 2023, decreased $102,000 to $911,000 from $1,013,000 in the fiscal quarter ended March 29, 2022. These decreases at both concepts are due to assets performing past their estimated usable lives and the prior-year impairment of assets.

Bad Daddy’s depreciation and amortization costs for the fiscal quarter ended March 28, 2023 decreased $73,000 to $761,000 from $834,000 in the fiscal quarter ended March 29, 2022.

Good Times depreciation and amortization costs for the fiscal quarter ended March 28, 2023 decreased $29,000 to $150,000 from $179,000 in the fiscal quarter ended March 29, 2022.

General and Administrative Costs. General and administrative costs for the fiscal quarter ended March 28, 2023, decreased $280,000 to $2,297,000 (7.1% of total revenues) from $2,577,000 (6.6% of total revenue) for the fiscal quarter ended March 29, 2022.

This decrease in general and administrative expenses in the fiscal quarter ended March 28, 2023 is primarily attributable to:

●	Decrease in professional services of $429,000
●	Decrease in insurance related costs of $138,000
●	Decrease in recruiting and training related costs of $20,000
●	Decrease in Stock Compensation costs of $10,000
●	Decrease in Office lease and equipment expense of $10,000
●	Decrease in other costs of $32,000
●	Increase in general travel-related expenses of $26,000
●	Increase in costs associated with multi-unit supervisory roles of $63,000
●	Increase in home office payroll and benefits costs of $130,000
●	Increase in administrative, accounting, and technology costs of $140,000

Advertising Costs. Advertising costs for the fiscal quarter ended March 28, 2023, decrease to $778,000 (2.2% of total revenue) from $812,000 (2.4% of total revenue) for the fiscal quarter ended March 29, 2023.

Bad Daddy’s advertising costs were $422,000 (1.6% of restaurant sales) in the fiscal quarter ended March 28, 2023 compared to $467,000 (1.8% of total revenue) for the fiscal quarter ended March 29, 2022. The decrease is primarily due to lesser recognition of commissions earned by third parties on gift cards sold through large-box retailers. Bad Daddy’s advertising costs consist primarily of a combination of menus and other point of purchase materials, digital advertising, and commissions incurred for placement of gift parties at third party retailers, as well as local store marketing efforts.

Good Times advertising costs were $356,000 (4.2% of restaurant sales) in the fiscal quarter ended March 28, 2023 compared to $345,000 (4.3% of total revenue) in the fiscal quarter ended March 29, 2022. The current and prior year quarters include advertising costs of $65,000 and $62,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. There were no franchise costs for the fiscal quarter ended March 28, 2023 compared to $6,000 for the fiscal quarter ended March 29, 2022, respectively. The costs are related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the fiscal quarter ended March 28, 2023 was $22,000, which is composed of a net loss of $9,000 on disposal of miscellaneous assets, and $31,000 of deferred gains, compared to $43,000 for the fiscal quarter ended March 29, 2022, of which $35,000 is attributable to gains in connection with a lease termination at a Good Times restaurant and the remainder primarily attributable to deferred gains on prior sale-leaseback transactions of certain Good Times restaurants.

Impairment of Long-Lived Assets Costs. The costs associated with impairments for the fiscal quarter ended March 28, 2023 was $76,000, which primarily consists of new assets associated with previously impaired locations, compared to $1,753,000 for the fiscal quarter ended March 29, 2022.

Litigation Contingency Costs. There were no litigation contingency costs in the fiscal quarter ended March 28, 2023, compared to $332,000 for the fiscal quarter ended March 29, 2022.

Income (Loss) from Operations. Income from operations was $817,000 in the fiscal quarter ended March 28, 2023 compared to loss from operations of $1,909,000 in the fiscal quarter ended March 29, 2022.

The change in the income (loss) from operations for the fiscal quarter ended March 28, 2023 is due primarily due to matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs”, “Advertising Costs”, “Gain on Restaurant Sales and Lease Termination”, “Impairment of Long-Lived Assets Costs”, and “Litigation Contingency Costs” sections above.

Interest Expense. Interest expense was $26,000 during the fiscal quarter ended March 28, 2023, primarily related to the amortization of loan initiation fees, compared with $11,000 during the fiscal quarter ended March 29, 2022.

Provision for Income Taxes. Provision for income taxes was $(9,952,000) for the fiscal quarter ended March 28, 2023, compared to no provision for income taxes for the fiscal quarter ended March 29, 2022. This most significant driver of this provision was the release, during this quarter, of the valuation allowance during previously assessed on the deferred tax assets.

Net Income (Loss). Net income was $10,743,000 for the fiscal quarter ended March 28, 2023 compared to net loss of $1,920,000 in the fiscal quarter ended March 29, 2022.

The change from the fiscal quarter ended March 28, 2023 to the fiscal quarter ended March 29, 2022 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the fiscal quarter ended March 28, 2023, the income attributable to non-controlling interests was $122,000 compared to $230,000 for the fiscal quarter ended March 29, 2022.

Of the quarter’s income attributable to non-controlling interests, $40,000 is attributable to Bad Daddy’s joint-venture restaurants, compared to $157,000 in the same prior year period. This $117,000 decrease is primarily due to the company’s purchase of all the Bad Daddy’s membership interests during the fiscal quarter ended March 28, 2023, as described in Note 15 to the unaudited, consolidated financial statements included in this report.

Of the current fiscal quarter’s income, $82,000 is attributable to the Good Times joint-venture restaurants, compared to $73,000 in the same prior year period. This $9,000 increase is primarily due to increased restaurant level profitability in the current fiscal quarter.

Fiscal two quarters ended March 28, 2023 (26 weeks) compared to fiscal two quarters ended March 29, 2022 (26 weeks):

Net Revenues. Net revenues for the two quarters ended March 28, 2023 increased $1,666,000, or 2.5%, to $68,179,000 from $66,513,000 for the two quarters ended March 29, 2023. Bad Daddy’s concept revenues increased $1,438,000 while our Good Times concept revenues increased $228,000.

Bad Daddy’s restaurant sales increased $1,470,000 to $51,507,000 for the two quarters ended March 28, 2023 from $50,037,000 for the two quarters ended March 29, 2022. Sales were positively impacted by increases in sales primarily due to higher average menu prices as well as the purchase of a previously franchised Bad Daddy’s location that occurred in March 2022. The average menu price increase for the two quarters ended March 28, 2023 over the same prior-year quarter was approximately 4.4%.

Good Times restaurant sales decreased $237,000 to $16,240,000 for the two quarters ended March 28, 2023 from $16,003,000 for the two quarters ended March 29, 2022, primarily due to increased menu prices. The average menu price increase for the two quarters ended March 28, 2023 over the same prior-year quarter was approximately 9.2%.

Franchise revenues decreased $41,000 to $432,000 in the two quarters ended March 28, 2023 compared to $473,000 in the two quarters ended March 29, 2022. This decrease is primarily due to the acquisition, during the second fiscal quarter of 2022, by the Company of one Bad Daddy’s restaurant previously owned by a franchisee.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year-to-date period to the current year-to-date period’s operating weeks. The calculation of same store sales for Bad Daddy’s excludes the results of one restaurant for the March fiscal month due to that restaurant’s extended remodel closure.

Bad Daddy’s same store restaurant sales increased 3.5% during the two quarters ended March 28, 2023 compared to the same two quarters ended March 29, 2022, primarily driven by strong off premise sales and menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales increased 5.3% during the two quarters ended March 28, 2023 compared to the same two quarters period ended March 29, 2022, primarily due to menu price increases, slightly offset by lower traffic. There were twenty-three restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the two quarters ended March 28, 2023 increased $579,000 to $21,262,000 (31.4% of restaurant sales) from $20,683,000 (31.3% of restaurant sales) for the two quarters ended March 28, 2022.

Bad Daddy’s food and packaging costs were $16,025,000 (31.1% of restaurant sales) for the two quarters ended March 28, 2023, up from $15,784,000 (31.5% of restaurant sales) for the two quarters ended March 29, 2022. This increase is primarily attributable to higher restaurant sales during the current fiscal quarter versus the prior fiscal quarter. The decrease as a percent of sales reflects lower input prices experienced during the second fiscal quarter.

Good Times food and packaging costs were $5,237,000 (32.2% of restaurant sales) for the two quarters ended March 28, 2023, up from $4,899,000 (30.6% of restaurant sales) for the two quarters ended March 29, 2022. This increase is primarily attributable to the impact of higher purchase prices on food and paper goods, partially offset by the impact of an 8.8% increase in menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the two quarters ended March 28, 2023 increased $805,000 to $23,537,000 (34.7% of restaurant sales) from $22,732,000 (34.4% of restaurant sales) for the two quarters ended March 29, 2022.

Bad Daddy’s payroll and other employee benefit costs were $17,898,000 (34.7% of restaurant sales) for the two quarters ended March 28, 2023 up from $17,154,000 (34.3% of restaurant sales) for the two quarters ended March 29, 2022. The $744,000 increase is primarily attributable to higher restaurant sales during the current quarter versus the same quarter in the prior year, as well as slightly higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.4% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $5,639,000 (34.7% of restaurant sales) in the two quarters ended March 28, 2023, up from $5,578,000 (34.9% of restaurant sales) in the same prior-year period. The $61,000 increase was attributable to higher sales.

Occupancy Costs. Occupancy costs for the two quarters ended March 28, 2023 increased $181,000 to $4,886,000 (7.2% of restaurant sales) from $4,705,000 (7.1% of restaurant sales) for the two quarters ended March 29, 2022.

Bad Daddy’s occupancy costs were $3,425,000 (6.6% of restaurant sales) for the two quarters ended March 28, 2023, up from $3,327,000 (6.6% of restaurant sales) for the two quarters ended March 29, 2022. The increase was primarily attributable to additional lease costs associated with the purchase of our Bad Daddy’s Franchisee in the second quarter of fiscal 2022.

Good Times occupancy costs were $1,461,000 (9.0% of restaurant sales) in the two quarters ended March 28, 2023, up from $1,378,000 (8.6% of restaurant sales) in the two quarters ended March 29, 2022. The increase was primarily attributable to increased property and liability insurance costs.

Other Operating Costs. Other operating costs for the two quarters ended March 28, 2023, increased $514,000 to $9,319,000 (13.8% of restaurant sales) from $8,805,000 (13.3% of restaurant sales) for the two quarters ended March 29, 2022.

Bad Daddy’s other operating costs were $7,334,000 (14.2% of restaurant sales) for the two quarters ended March 28, 2023 up from $6,955,000 (13.9% of restaurant sales) for the two quarters ended March 29, 2022. The $379,000 increase and the increase as a percentage of sales was attributable to higher overall sales, increased third party delivery fees, increased utility costs, and a general increase in restaurant supplies.

Good Times other operating costs were $1,985,000 (12.2% of restaurant sales) in the two quarters ended March 28, 2023, up from $1,850,000 (11.6% of restaurant sales) in the two quarters ended March 29, 2022. The increase was primarily attributable to increased sales and general price inflation in supplies costs.

New Store Preopening Costs. New store preopening costs were $30,000 for the two quarters ended March 28, 2023, primarily associated with re-training costs in connection with our remodel of our Greenville, SC Bad Daddy’s, compared to $50,000 for the two quarters ended March 29, 2022.

Depreciation and Amortization Costs. Depreciation and amortization costs for the two quarters ended March 28, 2023, decreased $176,000 to 1,821,000 from $1,997,000 in the two quarters ended March 29, 2022.

Bad Daddy’s depreciation and amortization costs for the two quarters ended March 28, 2023 decreased $83,000 to $1,535,000 from $1,618,000 in the two quarters ended March 29, 2022.

Good Times depreciation and amortization costs for the two quarters ended March 28, 2023 decreased $93,000 to $286,000 from $379,000 in the two quarters ended March 29, 2022.

General and Administrative Costs. General and administrative costs for the two quarters ended March 28, 2023, decreased $610,000 to $4,672,000 (6.9% of total revenues) from $5,282,000 (7.9% of total revenue) for the two quarters ended March 29, 2022.

This decrease in general and administrative expenses in the two quarters ended March 28, 2023 is primarily attributable to:

●	Decrease in professional services of $697,000
●	Decrease in insurance related costs $222,000
●	Decrease in Stock Compensation costs of $58,000
●	Decrease in Office lease and equipment expense of $25,000
●	Decrease in other costs of $61,000
●	Increase in recruiting and training related costs of $8,000
●	Increase in general travel-related costs of $9,000
●	Increase in costs associated with multi-unit supervisory roles of $86,000
●	Increase in home office payroll and benefits costs of $104,000
●	Increase in administrative, accounting, and technology costs of $246,000

Advertising Costs. Advertising costs for the two quarters ended March 28, 2023, increased to $1,672,000 (2.5% of sales from $1,453,000 (2.2% of total revenue) for the two quarters ended March 29, 2023.

Bad Daddy’s advertising costs were $1,031,000 (1.6% of restaurant sales) in the two quarters ended March 28, 2023compared to $781,000 (1.6% of total revenue) for the two quarters ended March 29, 2022. The increase is primarily due to recognition of commission earned by third parties on gift cards sold through large-box retailers. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. The two fiscal quarters ended March 28, 2023 had no advertising costs associated with franchise contributions.

Good Times advertising costs were $641,000 (3.9% of restaurant sales) in the two quarters ended March 28, 2023 compared to $672,000 (4.1% of total revenue) in the two quarters ended March 29, 2022. The current and prior year quarters include advertising costs of $129,000 and $127,000, respectively, of costs associated with franchise advertising contributions.

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

Franchise Costs. Franchise costs were $3,000 and $11,000 for the two quarters ended March 28, 2023 and March 29, 2022, respectively. The costs are related to the Good Times franchised restaurants. We currently have minimal direct costs associated with maintaining our franchise systems as those employees overseeing franchisee relations primarily perform responsibilities associated with company operations.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the two quarters ended March 28, 2023 was $22,000, which is composed of a net $3,000 gain on the sale miscellaneous assets, and $19,000 of deferred gains, compared to $657,000 for the two quarters ended March 29, 2022.

Impairment of Long-Lived Assets Costs. The costs associated with impairments for the two quarters ended March 28, 2023 was $76,000, which primarily consists of new assets associated with previously impaired locations, compared to $1,753,000 for the two quarters ended March 29, 2022.

Litigation Contingency Costs. There were no litigation contingency costs in the two quarters ended March 28, 2023, compared to $332,000 for the two quarters ended March 29, 2022.

Income (Loss) from Operations. Income from operations was $924,000 in the two quarters ended March 28, 2023 compared to loss from operations of $633,000 in the two quarters ended March 29, 2022.

The change in the income (loss) from operations for the two quarters ended March 28, 2023 is due primarily due to matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs”, “Advertising Costs”, “Gain on Restaurant Sales and Lease Termination”, “Impairment of Long-Lived Assets Costs”, and “Litigation Contingency Costs” sections above.

Interest Expense. Interest expense was $38,000 during the two quarters ended March 28, 2023, primarily related to the amortization of loan initiation fees, compared with $29,000 during the two quarters ended March 29, 2022.

Provision for Income Taxes. Provision for income taxes was $9,952,000 for the two quarters ended March 28, 2023, compared to no provision for income taxes for the two quarters ended March 29, 2022. This most significant driver of this provision was the release, during the quarter ended March 28, 2023, of the valuation allowance during previously assessed on the deferred tax assets.

Net Income (Loss). Net income was $10,838,000 for the two quarters ended March 28, 2023 compared to net loss of $670,000 in the two quarters ended March 29, 2022.

The change from the two quarters ended March 28, 2023 to the two quarters ended March 29, 2022 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the two quarters ended March 28, 2023, the income attributable to non-controlling interests was $344,000 compared to $1,150,000 for the two quarters ended March 29, 2022.

Of the two quarters’ income attributable to non-controlling interests, $219,000 is attributable to Bad Daddy’s joint-venture restaurants, compared to $840,000 in the same prior year period. This $621,000 decrease is primarily due to a one-time special allocation to the non-controlling partners in these partnerships of approximately $516,000 in the fiscal quarter ended December 28, 2021 related to a rebate of payroll costs. Of the current quarter’s income, $125,000 is attributable to the Good Times joint-venture restaurants, compared to $310,000 in the same prior year period. This $185,000 decrease is primarily due to decreased restaurant level profitability in the current fiscal quarter. The Company acquired all of the membership interests in Bad Daddy’s during the two quarters ended March 28, 2023, as described in Note 15 to the unaudited, consolidated financial statements included in this report.

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

The following table reconciles net loss/income to EBITDA and Adjusted EBITDA (in thousands) for the fiscal quarter ended March 28, 2023:

	Quarter Ended		Year-to-Date
	March 28, 2023 (13 Weeks)	March 29, 2022 (13 Weeks)	March 28, 2023 (26 Weeks)	March 29, 2022 (26 Weeks)
Adjusted EBITDA:
Net Income (Loss), as reported	$10,621	$(2,150)	$10,494	$(1,820)
Depreciation and amortization[1]	900	977	1,767	1,982
Interest expense, net	25	11	38	29
Provision for income taxes	(9,952)	-	(9,952)	8
EBITDA	1,594	(1,162)	2,347	199
Preopening expense	30	-	30	50
Non-cash stock-based compensation	43	52	89	147
Asset Impairment	76	1,753	76	1,753
GAAP rent-cash rent difference	(190)	(110)	(314)	(182)
Loss (Gain) on restaurant asset sales and lease termination[2]	(22)	(35)	(22)	(519)
One-time special allocation to Bad Daddy’s partnerships	-	-	-	516
Litigation contingencies	-	332	-	332
Adjusted EBITDA	$1,531	$830	$2,206	$2,296

[1]	Depreciation and amortization expense has been reduced by amounts attributable to non-controlling interests of $34,000 and $66,000 for the quarter ended March 28, 2023 and March 29, 2022, respectively. Depreciation and amortization expense has been reduced by amounts attributable to non-controlling interests of $100,000 and $133,000 for the two quarters ended March 28, 2023 and March 29, 2022, respectively.

[2]	Gain (Loss) on restaurant asset sales and lease termination had no impact from amounts attributable to non-controlling interests in the quarter ended March 28, 2023 and was reduced $8,000 for the quarter ended March 29, 2022, respectively, Gain (loss) on restaurant asset sales and lease termination had no impact from amounts attributable to non-controlling interests in the two quarters ended March 28, 2023 and was reduced $138,000 for the two quarters ended March 29, 2022, respectively.

Amount represents the portion of a payroll cost rebate attributable to the non-controlling partners in these partnerships.

Liquidity and Capital Resources

Cash and Working Capital

As of March 28, 2023, we had a working capital deficit of $6,334,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. Although we have negotiated payment terms of up to four weeks with many of our vendors, we pay some of our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts and generally pay most outstanding accounts payable upon review for accuracy and validity. In addition, our working capital position includes the recognition of the current portion of lease liabilities as we lease substantially all of our real estate and have both short-term and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, recurring operating costs and recurring capital expenditure needs throughout fiscal 2023. As of March 28, 2023, we entered into a construction contract for one new Bad Daddy’s restaurant development located in Alabama, scheduled to open in Q4 2023. The construction is expected to begin in Q3 2023 and is not anticipated to materially impact the Company’s liquidity or operations.

On January 31, 2022, the Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and amount of repurchases will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations.

Financing

Cadence Credit Facility

Through the end of the period covered by this report on Form 10-Q, the Company maintained a credit agreement with Cadence Bank (“Cadence”) pursuant to which, as amended, Cadence agreed to loan the Company up to $8,000,000, which as of March 28, 2023 had a maturity date of April 30, 2023 (the “Prior Cadence Credit Facility”). The Prior Cadence Credit Facility is discussed in more detail in Note 9 of the Company’s unaudited, consolidated financial statements contained in this Form 10-Q.

On April 20, 2023, subsequent to the end of the fiscal quarter ended March 28, 2023, the Company and each of its wholly-owned subsidiaries, as guarantors (the “Subsidiary Guarantors”), entered into an Amended and Restated Credit Agreement (the “Senior Credit Facility”) with Cadence Bank, as administrative agent and sole lender (“Cadence”). The Senior Credit Facility provides for an $8.0 million senior revolving loan (the “Revolver”) and amends and restates the Company’s prior Cadence Credit Facility with Cadence in its entirety.

Proceeds from the Senior Credit Facility, [if and when drawn] will be used (i) to fund new restaurant development, (ii) to finance the buyout of non-controlling joint venture partners in certain restaurants, (iii) to finance the redemption, purchase or other acquisition of equity interests in the Company and (iv) for working capital and other general corporate purposes.

The Revolver will be available until April 20, 2028. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. The Senior Credit Facility also carries an upfront fee of 0.25% of the aggregate principal amount of the Revolver commitment and a commitment fee of 0.25% per annum on the unused portion of the Revolver commitment.

The Senior Credit Facility includes customary affirmative and negative covenants and events of default. The Senior Credit Facility also requires the Company to maintain various financial condition ratios, including minimum liquidity, an amended maximum leverage ratio and an amended minimum fixed charge coverage ratio. In addition, to the extent the aggregate outstandings under the Revolver exceed $4.0 million, the Company is required to meet a new specified leverage ratio, on a pro forma basis, before making further borrowings as well as certain restricted payments, investments and growth capital expenditures.

Cash Flows

Net cash provided by operating activities was $4,158,000 for the two quarters ended March 28, 2023. The net cash used in operating activities for the two quarters ended March 28, 2023 was the result of net income of $10,838,000 as well as cash and non-cash reconciling items totaling $6,680,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $1,859,000, 2) amortization of operating lease assets of $1,836,000, 3) decrease of ROU assets of $2,161,000 4) stock-based compensation expense of $89,000, 5) a net gain on sales and disposals of assets of $22,000, 5) an increase in receivables and other assets of $643,000, 5) a decrease in deferred liabilities and accrued expenses of $649,000, 7) an increase in accounts payable of $1,596,000 and 8) a net decrease in amounts related to our operating leases of $2,161,000, 8) impairment of long lived assets of $76,000, and 9) income tax provision of $9,959,000.

Net cash provided by operating activities was $1,312,000 for the two quarters ended March 29, 2022. The net cash provided by operating activities for the two quarters ended March 29, 2022 was the result of net loss of $670,000 as well as cash and non-cash reconciling items totaling $1,982,000. These reconciling items are primarily comprised of 1) depreciation and amortization of general assets of $2,114,000, 2) amortization of operating lease assets of $1,751,000, 3) impairment of long-lived assets of $1,753,000 4) stock-based compensation expense of $147,000 5) a gain on lease termination and deferred gain on sale/leaseback of restaurants of $657,000, 6) A decrease in ROU assets of $39,000, 7) Income tax provision of $8,000, 8) an increase in prepaids of $1,176, primarily attributable to an in prepaid rent, 9) an increase in accrued expenses of $395,000, 10) a decrease in accounts payable of $370,000, 11) a net decrease in amounts related to our operating lease liabilities of $1,976,000 and 12) An increase of $46,000 in inventory and other receivables.

Net cash used in investing activities for the two quarters ended March 28, 2023 was $5,817,000 which primarily reflects the purchases of property and equipment of $1,423,000, and the net purchase of all non-controlling interests in our Bad Daddy’s locations of $4,394,000. Purchases of property and equipment is comprised of the following:

●	$448,000 for miscellaneous capital expenditures related to our existing Bad Daddy’s restaurants;

●	$975,000 for miscellaneous capital expenditures related to our existing Good Times restaurants, of which $420,000 is related to the installation of new signage and digital menu boards.

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

Net cash used in financing activities for the two fiscal quarters ended March 28, 2023 was $1,880,000, which includes proceeds from stock option exercises of $5,000 and net distributions to non-controlling interests of $453,000, $92,000 in restricted stock vesting paid in cash, and $1,340,000 in payments for the purchase of treasury stock.

Net cash used in financing activities for the two fiscal quarters ended March 29, 2022 was $1,197,000, which includes distributions to non-controlling interests of $956,000, payment for the repurchase of the Company’s common stock of $331,000 and proceeds from stock option exercise of $90,000.

Impact of Inflation

Commodity prices, particularly for key proteins, have recently been at near-record highs and have exhibited extreme volatility. Though we have seen some moderation in certain commodities, we continue to experience higher year-over-year prices on many goods, including food and beverage items, paper and packaging, other restaurant supplies, and energy (utilities) costs. Due to the volatility in commodity pricing, we are unable to reasonably predict the impact of future inflationary pressures.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2023.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings affecting the Company, see Note 11 to the unaudited, consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS

The risk factor below updates the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2022.

The failure of banks where we maintain deposits in excess of the limits insured by FDIC or other government or quasi-government agencies could materially affect our financial position and operating results.

The Company maintains deposits with certain banks in excess of the maximum insured limits by the FDIC. The significant interest rate increases by the Federal Reserve have caused recent bank failures. Although in certain of those cases, depositors have been protected from loss by government intervention, no assurances can be made in the case of any failure of a bank in which the Company has uninsured deposits, that the Company would be similarly protected against loss of such uninsured deposits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of March 28, 2023 the Company has purchased 827,435 shares of its common stock pursuant to the share repurchase plan leaving approximately $2,697,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the fiscal quarter ended March 28, 2023 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
12/28/2023 – 1/24/2023	58,531	$2.59	58,531
1/25/2023 – 2/21/2023	66,188	$2.94	66,188
2/22/2023 – 3/28/2023	42,171	$2.87	42,171
Total	166,890		166,890	$2,697,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)       Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

10.1	Membership Interest Purchase Agreement, dated January 25, 2023 by and among Bad Daddy’s International, LLC and Thompson Family Associates, RFM Ventures, LLC, Richard Miller, Vicki T. Ponce, Covington DeRamus, ACR Capital Ventures, LLC, Bill Duke, Jim Verney and Jim Abbott (previously filed as Exhibit 10.1 to the Registrant Current Report on Form 8-K filed on January 30, 2023 and incorporated herein by reference)
10.2	Eighth Amendment to Credit Agreement and Waiver, dated January 24, 2023 by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant Current Report on Form 8-K filed on January 30, 2023 and incorporated herein by reference)
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Principal? Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: May 9, 2023

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Matthew Karnes Senior Vice President of Finance (Principal Financial Officer)

