Form 10-Q
period 2023-06-27
Good Times Restaurants Inc.
filed 2023-08-03
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2023

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of July 25, 2023, there were 11,560,197 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

Form 10-Q

Quarter Ended June 27, 2023

PART I. - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 27, 2023	September 27, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,684	$8,906
Receivables	729	694
Prepaid expenses and other	1,414	888
Inventories	1,353	1,387
Total current assets	7,180	11,875
PROPERTY AND EQUIPMENT:
Land and building	4,670	4,670
Leasehold improvements	37,520	35,906
Fixtures and equipment	31,730	30,664
Total property and equipment	73,920	71,240
Less accumulated depreciation and amortization	(52,429)	(48,989)
Total net property and equipment	21,491	22,251
OTHER ASSETS:
Operating lease right-of-use assets, net	41,283	42,463
Deferred tax assets	11,398	-
Deposits and other assets	285	166
Trademarks	3,900	3,900
Other intangibles, net	14	20
Goodwill	5,713	5,713
Total other assets	62,593	52,262

TOTAL ASSETS:	$91,264	$86,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	1,022	628
Deferred income	72	48
Operating lease liabilities, current	5,673	5,430
Other accrued liabilities	6,834	6,791
Total current liabilities	13,601	12,897
LONG-TERM LIABILITIES:
Operating lease liabilities, net of current portion	43,683	45,544
Deferred revenues and other liabilities	137	159
Total long-term liabilities	43,820	45,703
SHAREHOLDERS’&NBSP;EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 27, 2023, and September 27, 2022	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,977,433 issued; 11,622,727 and 12,274,351 outstanding as of June 27, 2023 and September 27, 2022, respectively	13	13
Capital contributed in excess of par value	56,768	59,427
Treasury stock, at cost; 1,354,706 and 692,798 shares as of June 27, 2023, and September 27, 2022, respectively	(4,354)	(2,634)
Accumulated deficit	(18,985)	(30,321)
Total Good Times Restaurants Inc. shareholders' equity	33,442	26,485

Non-controlling interests	401	1,303
Total shareholders’ equity	33,843	27,788

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,264	$86,388

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended (13 Weeks)		Year-to-Date (39 Weeks)
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
NET REVENUES:
Restaurant sales	$35,376	$36,265	$103,123	$102,305
Franchise revenues	244	232	676	705
Total net revenues	35,620	36,497	103,799	103,010

RESTAURANT OPERATING COSTS:
Food and packaging costs	10,923	11,767	32,185	32,450
Payroll and other employee benefit costs	11,940	12,295	35,477	35,027
Restaurant occupancy costs	2,432	2,383	7,318	7,088
Other restaurant operating costs	4,811	4,753	14,129	13,558
Preopening costs	80	-	110	50
Depreciation and amortization	919	993	2,740	2,990
Total restaurant operating costs	31,105	32,191	91,959	91,163

General and administrative costs	2,365	2,384	7,040	7,677
Advertising costs	751	807	2,423	2,260
Impairment of long-lived assets	965	303	1,041	2,056
Gain on restaurant asset sale and lease termination	(10)	(9)	(32)	(666)
Litigation contingencies	-	-	-	332

INCOME FROM OPERATIONS:	444	821	1,368	188

Interest and other expense, net	(18)	(12)	(56)	(41)

NET INCOME BEFORE INCOME TAXES:	426	809	1,312	147

Provision for income taxes	551	(1)	10,503	(9)

NET INCOME:	$977	$808	$11,815	$138

Income attributable to non-controlling interests	(135)	(339)	(479)	(1,489)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$842	$469	$11,336	$(1,351)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.07	$0.04	$0.96	$(0.11)
Diluted	$0.07	$0.04	$0.95	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,700,044	12,457,251	11,853,441	12,502,449
Diluted	11,769,286	12,560,658	11,910,491	12,502,449

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date June 27, 2023

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 27, 2022	692,798	$(2,634)	12,274,351	$13	$59,427	$1,303	$(30,321)	$27,788

Stock-based compensation cost	-	-	-	-	46	-	-	46
Restricted stock unit vesting	-	-	8,284	-	(92)	-	-	(92)
Stock Option Exercise	-	-	2,000	-	5	-	-	5
Repurchases of common stock	371,395	(873)	(371,395)	-	-	-	-	(873)
Non-controlling interests:
Income	-	-	-	-	-	222	-	222
Distributions	-	-	-	-	-	(172)	-	(172)
Contributions	-	-	-	-	-	13	-	13
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	(127)	(127)

BALANCES, December 27, 2022	1,064,193	$(3,507)	11,913,240	$13	$59,386	$1,366	$(30,448)	$26,810

Stock-based compensation cost	-	-	-	-	43	-	-	43
Repurchases of common stock	166,890	(467)	(166,890)	-	-	-	-	(467)
Non-controlling interests:
Income	-	-	-	-	-	122	-	122
Distributions	-	-	-	-	-	(294)	-	(294)
Purchase of non-controlling interests	-	-	-	-	(2,675)	(831)	-	(3,506)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	10,621	10,621

BALANCES, March 28, 2023	1,231,083	$(3,974)	11,746,350	$13	$56,754	$363	$(19,827)	$33,329

Stock-based compensation cost	-	-	-	-	14	-	-	14
Repurchases of common stock	123,623	(380)	(123,623)	-	-	-	-	(380)
Non-controlling interests:
Income	-	-	-	-	-	135	-	135
Distributions	-	-	-	-	-	(97)	-	(97)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	842	842

BALANCES, June 27, 2023	1,354,706	$(4,354)	11,622,727	$13	$56,768	$401	$(18,985)	$33,843

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date June 28, 2022

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 28, 2021	376,351	$(1,608)	12,512,072	$13	$59,021	$1,124	$(27,680)	$30,870

Stock-based compensation cost	-	-	-	-	95	-	-	95
Restricted stock unit vesting	-	-	13,366	-	-	-	-	-
Common stock grants	-	-	9,256	-	-	-	-	-
Stock option exercise	-	-	5,000	-	6	-	-	6
Non-controlling interests:
Income	-	-	-	-	-	920	-	920
Distributions	-	-	-	-	-	(632)	-	(632)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	330	330

BALANCES, December 28, 2021	376,351	$(1,608)	12,539,694	$13	$59,122	$1,412	$(27,350)	$31,589

Stock-based compensation cost	-	-	-	-	52	-	-	52
Restricted stock unit vesting	-	-	-	-	-	-	-	-
Stock option exercise	-	-	23,797	-	84	-	-	84
Repurchases of common stock	75,900	(331)	(75,900)	-	-	-	-	(331)
Non-controlling interests:
Income	-	-	-	-	-	230	-	230
Distributions	-	-	-	-	-	(112)	-	(112)
Net Loss attributable to common shareholders and comprehensive loss	-	-	-	-	-	-	(2,150)	(2,150)

BALANCES, March 29, 2022	452,251	$(1,939)	12,487,591	$13	$59,258	$1,530	$(29,500)	$29,362

Stock-based compensation cost	-	-	-	-	60	-	-	60
Repurchases of common stock	93,748	(274)	(93,748)	-	-	-	-	(274)
Non-controlling interests:
Income	-	-	-	-	-	339	-	339
Distributions	-	-	-	-	-	(493)	-	(493)
Net Income attributable to common shareholders and comprehensive income	-	-	-	-	-	-	469	469

BALANCES, June 28, 2022	545,999	$(2,213)	12,393,843	$13	$59,318	$1,376	$(29,031)	$29,463

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date (39 Weeks)
	June 27, 2023	June 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,815	$138

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,809	3,129
Impairment of long-lived assets	1,041	2,056
Stock-based compensation expense	103	207
Loss (gain) on lease termination and disposal of assets	44	(642)
Recognition of deferred gain on sale of restaurant building	(76)	(24)
Deferred income taxes	(10,510)	9
Changes in operating assets and liabilities:
Receivables and other	(35)	(18)
Prepaid expense	(526)	(742)
Inventories	34	(62)
Deposits and other	(119)	70
Accounts payable	444	(529)
Net change in ROU assets and operating lease liabilities	(438)	(297)
Accrued and other liabilities	121	1,123
Net cash provided by operating activities	4,707	4,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(3,178)	(1,623)
Acquisition of restaurant from franchisee, net of cash acquired	-	(728)
Proceeds from sale of fixed assets	-	745
Purchase of non-controlling interests	(4,394)	-
Net cash used in investing activities	(7,572)	(1,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for the purchase of treasury stock	(1,720)	(605)
Restricted stock vesting settled in cash	(92)	-
Proceeds from stock option exercise	5	90
Distributions to non-controlling interests	(563)	(1,449)
Contributions from non-controlling interests	13	-
Net cash used in financing activities	(2,357)	(1,964)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,222)	848

CASH AND CASH EQUIVALENTS, beginning of period	8,906	8,856

CASH AND CASH EQUIVALENTS, end of period	$3,684	$9,704

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$15	$14
Change in accounts payable attributable to the purchase of property and equipment	$(50)	$(214)

See accompanying notes to condensed consolidated financial statements (Unaudited)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc. (the “Company”) and its wholly owned subsidiaries as well as one partnership in which the Company is the general partner, and five limited liability companies in which the Company was the controlling member during the period of time in which unrelated parties owned membership interests in those limited liability companies. Those memberships were acquired by the Company in January 2023. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates and licenses full-service restaurants under the brand Bad Daddy’s Burger Bar that are primarily located in Colorado and in the Southeast region of the United States.

The Company operates and franchises drive-thru fast-food hamburger restaurants under the brand Good Times Burgers & Frozen Custard, all of which are located in Colorado and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 27, 2023 and the results of its operations and its cash flows for the fiscal quarters ended June 27, 2023 and June 28, 2022. Operating results for the fiscal quarter ended June 27, 2023 are not necessarily indicative of the results that may be expected for the year ending September 26, 2023. The condensed consolidated balance sheet as of September 27, 2022 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 27, 2022.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended June 27, 2023 and June 28, 2022 each consisted of 13 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income.

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  Contributions to the Advertising Funds from our franchisees were $212,000 and $204,000 for the three quarters ended June 27, 2023 and June 28, 2022, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, and payments due to us for sales of gift cards to third party retailers. As of June 27, 2023, total receivables were $729,000, which consists of $84,000 in receivables from large box retail partners, $291,000 in rebate receivables, $298,000 in receivables from delivery and online ordering partners, and $56,000 of franchise and other receivables, compared to $694,000 as of the fiscal year ended June 28, 2022, consisting of $235,000 in receivables from large box retail partners, $127,000 in rebate receivables, $229,000 in receivables from delivery and online ordering partners, and $103,000 of franchise and other receivables.

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

Note 4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 27, 2023 and September 27, 2022 (in thousands):

	June 27, 2023			September 27, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$25	$(11)	$14	$25	$(5)	$20
Indefinite-lived intangible assets:
Trademarks	3,900	-	3,900	3,900	-	3,900
Intangible assets, net	$3,925	$(11)	$3,914	$3,925	$(5)	$3,920

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to these intangible assets subject to amortization was $6,000 for the three quarters ended June 27, 2023 and $3,000 for the three quarters ended June 28, 2022. As of both June 27, 2023 and June 28, 2022, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit.

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

Our net income for the three quarters ended June 27, 2023 and June 28, 2022 includes $104,000 and $207,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes this valuation method and the approach used to develop the underlying assumptions are appropriate in calculating the fair values of the stock options awards granted during the three quarters ended June 27, 2023. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive awards.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Three Quarters Ended June 27, 2023 Incentive and Non-Qualified Stock Options			Three Quarters Ended June 28, 2022 Incentive and Non-Qualified Stock Options

Expected term (years)		7.5		6.5
Expected volatility	60.0%	-	60.2%	61.31%
Risk-free interest rate	3.33%	-	4.21%	1.76%
Expected dividends		-		-

We estimate expected volatility based on historical weekly price changes of our common stock for a period equal to the current expected term of the options. The risk-free interest rate is based on United States treasury yields effective at the time of grant corresponding to the expected term of the options. The expected term is the number of years we estimate that options will be outstanding prior to exercise considering vesting schedules and historic exercise patterns.

The following table summarizes stock option activity for the three quarters ended June 27, 2023 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)

Outstanding at beginning of year	470,161	$3.97
Options granted	45,000	$2.81
Options exercised	(2,000)	$2.31
Options Forfeited	(64,137)	$3.43
Outstanding June 27, 2023	449,024	$3.94	5.0
Exercisable June 27, 2023	334,103	$3.66	4.6

As of June 27, 2023, the aggregate intrinsic value of exercisable options was $296,000. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of June 27, 2023, the total remaining unrecognized compensation cost related to non-vested stock options was $104,000 and is expected to be recognized over a weighted average period of approximately 1.9 years.

There were 45,000 stock options awarded during the three quarters ended June 27, 2023.

During the three quarters ended June 28, 2022, the Company granted 105,000 stock options, which includes 25,000 non-qualified stock options to its Senior Vice President of Finance pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules as an inducement to employment. Prior to the end of the quarter ended June 27, 2023, these stock options were forfeited due to the officer’s employment separation.

There were 2,000 stock options exercised resulting in the issuance of 2,000 shares during the three quarters ended June 27, 2023 with proceeds of approximately $5,000. There were 28,797 stock options exercised during the three quarters ended June 28, 2022 with proceeds of approximately $90,000.

Restricted Stock Units

There were 25,750 restricted stock units granted during the three quarters ended June 27, 2023 and there were 28,000 restricted stock units granted during the three quarters ended June 28, 2022.

A summary of the status of non-vested restricted stock units as of June 27, 2023 is presented below.

	Shares	Grant Date Fair Value Per Share
Non-vested units at beginning of year	73,336	$1.54	to	$4.50
Units granted	25,750		$2.29
Units vested	(46,336)		$1.54
Units forfeited	(2,750)	$2.29	to	$4.50
Non-vested units at June 27, 2023	50,000	$2.29	to	$4.50

As of June 27, 2023, there was $106,000 of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted and Unrestricted Common Stock Awards

No grants of restricted or unrestricted common stock were made during the three quarters ended June 27, 2023. During the three quarters ended June 28, 2022 there were 9,256 unrestricted shares of common stock granted to directors of the Company. These shares had a grant date fair value of $4.35 per share and resulted in the recognition of $40,000 of stock-based compensation expense.

Note 6.	Gain on Sale of Assets and Lease Termination

For the three fiscal quarters ended June 27, 2023, the Company recognized $76,000 of deferred gains on prior sale-leaseback transactions related to certain Good Times restaurants and $44,000 of net loss on disposal of miscellaneous assets. During the three fiscal quarters ended June 28, 2022 we recognized a $642,000 gain in connection with a landlord’s exercising a lease termination option for one Good Times restaurant and we also recognized $7,000 in deferred gain on prior sale-leaseback transactions related to certain Good Times restaurants.

Note 7.	Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following as of:

	June 27, 2023	September 27, 2022
Prepaid Rent	$779	$765
Prepaid Insurance	382	3
Other	253	120
Total	$1,414	$888

Note 8.	Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	June 27, 2023	September 27, 2022
Wages and other employee benefits	$3,116	$2,773
Taxes, other than income taxes	1,215	1,166
Gift card liability, net of breakage	1,229	985
General expense accrual and other	1,274	1,867
Total	$6,834	$6,791

Note 9.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”) pursuant to which, Cadence agreed to loan the Company up to $8,000,000, has a maturity date of April 20, 2028 (the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Cadence Credit Facility includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

Proceeds from the Cadence Credit Facility, if and when drawn, may be used (i) to fund new restaurant development, (ii) to finance the buyout of non-controlling partners in certain restaurants, (iii) to finance the redemption, purchase or other acquisition of equity interests in the Company and (iv) for working capital and other general corporate purposes.

The Cadence Credit Facility includes customary affirmative and negative covenants and events of default. The Cadence Credit Facility also requires the Company to maintain various financial condition ratios, including minimum liquidity, an amended maximum leverage ratio and an amended minimum fixed charge coverage ratio. In addition, to the extent the aggregate outstanding balance under the Revolver exceeds $4.0 million, the Company is required to meet a new specified leverage ratio, on a pro forma basis, before making further borrowings as well as certain restricted payments, investments and growth capital expenditures.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of June 27, 2023, the interest rate that would have been applicable to borrowings under the Cadence Credit Facility would have been 8.07%.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Weighted-average shares outstanding basic	11,700,044	12,457,251	11,853,441	12,502,449
Effect of potentially dilutive securities:
Stock options	19,242	29,071	7,050	-
Restricted stock units	50,000	74,336	50,000	-
Weighted-average shares outstanding diluted	11,769,286	12,560,658	11,910,491	12,502,449
Excluded from diluted weighted average shares outstanding:
Antidilutive	345,691	387,378	354,024	249,752

Note 11.	Contingent Liabilities and Liquidity

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

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023 decisions. Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs. The parties are now conducting appellate briefing. On May 18, 2023, the plaintiffs filed their opening brief. On June 23, 2023, Good Times filed its brief in response to the plaintiffs’ opening brief and Good Times’s own opening brief regarding its appeal of the dismissal of its counterclaims against the plaintiffs. The plaintiffs’ deadline for the reply brief in support of their appeal and response to Good Times’s appeal is August 7, 2023. Good Times’s deadline to file a reply brief in support of its appeal is August 28, 2023. At that time, briefing will be closed, and the court of appeals may render a decision at any time.

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

Components of operating lease costs are as follows for the fiscal quarters ended June 27, 2023 and June 28, 2022:

Lease cost	Classification	June 27, 2023	June 28, 2022
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,824	$1,866
Variable lease cost	Occupancy	60	27
Sublease income	Occupancy	(137)	(136)
		$1,747	$1,757

Weighted average lease term and discount rate are as follows:

	June 27, 2023	June 28, 2022
Weighted average remaining lease term (in years)	8.16	8.85

Weighted average discount rate	5.0%	5.0%

Supplemental cash flow disclosures for the three fiscal quarters ended June 27, 2023:

	June 27, 2023	June 28, 2022
Cash paid for operating lease liabilities	$5,771	$5,383

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$1,201	$734

Supplemental balance sheet disclosures:

		June 27, 2023	September 27, 2022
Right-of-use assets	Operating lease assets	$41,283	$42,463

Current lease liabilities	Operating lease liability	$5,673	$5,430
Non-current lease liabilities	Operating lease liability, less current portion	43,683	45,544
Total lease liabilities		$49,356	$50,974

Future minimum rent payments for our operating leases for each of the next five years as of June 27, 2023 are as follows:

Fiscal year ending:	Total
Remainder of 2023	$1,986
2024	7,983
2025	8,081
2026	7,665
2027	7,368
Thereafter	27,413
Total minimum lease payments	60,496
Less: imputed interest	(11,140)
Present value of lease liabilities	$49,356

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

During the quarter ended June 27, 2023 there were no impairments of long-lived assets recorded. There were $1,041,000 of asset impairments in the three quarters ended June 27, 2023, related primarily to the assets of one Bad Daddy’s restaurant in the Atlanta, Georgia market, and to a much lesser extent to new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants. During the three quarters ended June 28, 2022, we recognized $303,000 in impairment cost related to one Good Times restaurant. For the three quarters ended June 28, 2022, we recognized $2,056,000 in total asset impairments for four restaurants. Of this amount, $790,000 was related to three Good Times restaurants and $1,266,000 was related to one Bad Daddy’s restaurant.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate trademarks for impairment annually and on an interim basis as circumstances warrant by comparing their fair value with their carrying amount. There was no impairment to the acquired trademarks as of June 27, 2023 and June 28, 2022.

Note 14.	Income Taxes

We account for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. Deferred tax assets are reviewed periodically for realizability and valuation allowances are adjusted as necessary.

The Company’s effective income tax rate for the three months ended June 27, 2023 was (189.98%), a decrease from an effective income tax rate of (0.21%) for the three months ended June 28, 2022. The decrease is due to the release of the Company’s valuation allowance during the second quarter that has been adjusted during the third quarter as a result of a change in the Company’s forecast for the year.  The Company’s effective income tax rate for the three quarters ended June 27, 2023 was (1,261.02%), a decrease from an effective income tax rate of (0.7%) for the three quarters ended June 28, 2022. The decrease is also attributed to the release of the Company’s valuation allowance and the forecast adjustments that occurred during the second and third quarters, respectively.

During the second quarter of this fiscal year, the Company entered into a transaction in which it purchased the non-controlling interests in several joint ventures that have historically collectively generated significant income. Due to this transaction and a recent history of cumulative earnings, management believes the Company is now in a position to realize its tax benefits beginning in the current year, as well as in future years, and as such, has released the full valuation allowance recorded.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for the years 2020 through 2023. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 27, 2023.

Note 15.	Non-controlling Interests

Non-controlling interests are presented separately in the shareholders’ equity section of the condensed consolidated balance sheet. The amount of consolidated net income or loss attributable to non-controlling interests is presented on the face of the condensed consolidated statement of operations. Changes in a parent’s ownership interest in a subsidiary not resulting in deconsolidation are equity transactions, while changes in ownership interest that do result in deconsolidation of a subsidiary require gain or loss recognition based on the fair value on the deconsolidation date.

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

The following table summarizes the activity in non-controlling interests during the three quarters ended June 27, 2023 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 27, 2022	$1,041	$262	$1,303
Income	219	260	479
Purchase of Non-controlling Interests	(831)	-	(831)
Distributions	(442)	(121)	(563)
Contribution	13	-	13
Balance at June 27, 2023	-	401	401

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

All of our Bad Daddy’s Burger Bar restaurants (Bad Daddy’s) compete in the full-service segment of the restaurant industry while our Good Times Burgers and Frozen Custard restaurants (Good Times) compete in the quick-service segment of the dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended (13 Weeks)		Year-to-Date (39 Weeks)
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Revenues
Bad Daddy’s	$26,161	$27,231	$77,795	$77,427
Good Times	9,459	9,266	26,004	25,583
	$35,620	36,497	$103,799	103,010
Income from operations
Bad Daddy’s	$(946)	635	$(277)	138
Good Times	$1,390	186	$1,645	50
	$444	821	$1,368	188
Capital expenditures
Bad Daddy’s	$1,295	652	$1,901	1,480
Good Times	302	364	1,277	471
	$1,597	$1,016	$3,178	$1,951

	June 27, 2023	September 27, 2022
Property and equipment, net
Bad Daddy’s	$18,048	$19,575
Good Times	3,443	2,676
	$21,491	$22,251

Note 17.	Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 27, 2022 and subsequent filings with the SEC. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

Macro-Economic Factors and Operating Environment.

During the three quarters ended June 27, 2023, high rates of inflation have been seen globally which have also resulted in increases in commodity, labor and energy costs for both concepts. Further significant continued increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

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

Although we conduct all of our restaurant operations within the USA, worldwide product supply chains have been impacted by international conflicts. Specifically sunflower oil and wheat, which are fungible commodities, are used as ingredients in our raw materials and purchased by our suppliers, have significant supplies that typically outside of the USA. The lack of availability of supplies of such products may impact the availability and supplier pricing for products purchased by us for use in our business, which could result in higher food and packaging costs or reduced revenues.

Growth Strategies and Outlook.

We believe there are significant opportunities to grow customer traffic and increase awareness of our brands. In 2019 we reduced our development profile as we sought to improve our financial position, and while we believe there are unit growth opportunities for both of our concepts, we continue to evaluate that in-line with the inflationary impact currently seen in the restaurant industry. We have been focused on organic growth of sales in our existing restaurants, but have also recently acquired certain franchisee restaurants and repurchased noncontrolling interests in certain partnerships where we are the controlling partner. We may opportunistically make similar acquisitions in the future. We anticipate the opening of one new restaurant in August 2023 in the greater Huntsville, Alabama market and are developing a pipeline for greater growth in 2024 and beyond.

Restaurant locations.

As of June 27, 2023, we operated, franchised, or licensed a total of forty Bad Daddy’s restaurants and thirty-one Good Times restaurants. The following table presents the number of restaurants operating at the end of the fiscal quarters ended June 27, 2023 and June 28, 2022.

Company-Owned/Co-Developed:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2023	2022	2023	2022	2023	2022
Alabama	2	2	-	-	2	2
Colorado	11	12	23	23	34	35
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	39	40	23	23	62	63

One company-owned Bad Daddy’s restaurant closed, due to a termination by the landlord, for redevelopment in March 2023.

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

Results of Operations

Fiscal quarter ended June 27, 2023 (13 weeks) compared to fiscal quarter ended June 28, 2022 (13 weeks):

Net Revenues. Net revenues for the fiscal quarter ended June 27, 2023 decreased $877,000 or 2.4% to 35,620,000 from $36,497,000 for the fiscal quarter ended June 28, 2022. Bad Daddy’s concept revenues decreased $1,070,000 while our Good Times concept revenues increased $193,000.

Bad Daddy’s restaurant sales decreased $1,087,000 to $26,085,000 for the fiscal quarter ended June 27, 2023 from $27,172,000 for the fiscal quarter ended June 28, 2022. Sales were negatively affected by the closure of the Cherry Creek location and the temporary closure one restaurant for remodeling. Sales were also affected by reduced customer traffic, particularly in the Atlanta market, partially offset by menu price increases. The average menu price increase for the fiscal quarter ended June 27, 2023 over the same prior-year quarter was approximately 4.3%.

Good Times restaurant sales increased $198,000 to $9,291,000 for the fiscal quarter ended June 27, 2023 from $9,093,000 for the fiscal quarter ended June 28, 2022. The average menu price increase for the fiscal quarter ended June 27, 2023 over the same prior-year quarter was approximately 10.5%.

Franchise revenues increased $12,000 to $244,000 in the fiscal quarter ended June 27, 2023 compared to $232,000 in the fiscal quarter ended June 28, 2022. This increase is due primarily to the additional royalties generated from higher restaurant level sales at our franchised and licensed units.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks. The calculation of same store sales for Bad Daddy’s excludes the results of one restaurant for the April fiscal month due to that restaurant’s extended remodel closure.

Bad Daddy’s same store restaurant sales decreased 1.4% during the fiscal quarter ended June 27, 2023 compared to the same thirteen-week period ended June 28, 2022, primarily driven by weaker traffic, particularly in the Atlanta market, partially offset by menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales increased 2.1% during the fiscal quarter ended June 27, 2023 compared to the same thirteen-week period ended June 28, 2022, primarily due to menu price increases, offset by lower traffic associated with more precipitation and cooler temperatures in the Denver metro area compared to the prior-year quarter. There were twenty-three restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended June 27, 2023 decreased $844,000 to $10,923,000 (30.9% of restaurant sales) from $11,767,000 (32.4% of restaurant sales) for the fiscal quarter ended June 28, 2022.

Bad Daddy’s food and packaging costs were $8,106,000 (31.1% of restaurant sales) for the fiscal quarter ended June 27, 2023, down from $8,832,000 (32.5% of restaurant sales) for the fiscal quarter ended June 28, 2022. This decrease is primarily attributable to a combination of lower restaurant sales during the current fiscal quarter versus prior fiscal quarter to lower purchase prices for chicken, oil-based products, and other food commodities.

Good Times food and packaging costs were $2,817,000 (30.3% of restaurant sales) for the fiscal quarter ended June 27, 2023, down from $2,935,000 (32.3% of restaurant sales) for the fiscal quarter ended June 28, 2022. This decrease is primarily attributable to the higher menu prices and reduced purchase prices across most of our commodity basket.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the fiscal quarter ended June 27, 2023 decreased $355,000 to $11,940,000 (33.8% of restaurant sales) from $12,295,000 (33.9% of restaurant sales) for the fiscal quarter ended June 28, 2022.

Bad Daddy’s payroll and other employee benefit costs were $9,054,000 (34.7% of restaurant sales) for the fiscal quarter ended June 27, 2023 down from $9,296,000 (34.2% of restaurant sales) for the fiscal quarter ended June 28, 2022. The $242,000 decrease is primarily attributable to lower restaurant sales during the current quarter compared to the same quarter in the prior year partially offset by slightly higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.5% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $2,886,000 (31.1% of restaurant sales) in the fiscal quarter ended June 27, 2023, down from $2,999,000 (33.0% of restaurant sales) in the same prior-year period. The decrease as is due primarily to increased labor productivity as measured in sales per labor hour.

Occupancy Costs. Occupancy costs for the fiscal quarter ended June 27, 2023 increased $49,000 to $2,432,000 (6.9% of restaurant sales) from $2,383,000 (6.6% of restaurant sales) for the fiscal quarter ended June 28, 2022.

Bad Daddy’s occupancy costs were $1,700,000 (6.5% of restaurant sales) for the fiscal quarter ended June 27, 2023, up from $1,684,000 (6.2% of restaurant sales) for the fiscal quarter ended June 28, 2022.

Good Times occupancy costs were $732,000 (7.9% of restaurant sales) in the fiscal quarter ended June 27, 2023, up from $699,000 (7.7% of restaurant sales) in the fiscal quarter ended June 28, 2022. The increase was primarily attributable to increased property taxes and insurance costs.

Other Operating Costs. Other operating costs for the fiscal quarter ended June 27, 2023, increased $58,000 to $4,811,000 (13.6% of restaurant sales) from $4,753,000 (13.1% of restaurant sales) for the fiscal quarter ended June 28, 2022.

Bad Daddy’s other operating costs were $3,750,000 (14.4% of restaurant sales) for the fiscal quarter ended June 27, 2023 up from $3,742,000 (13.8% of restaurant sales) for the fiscal quarter ended June 28, 2022. The increase as a percent of sales was primarily attributable to a higher mix of delivery and other off-premises sales.

Good Times other operating costs were $1,061,000 (11.4% of restaurant sales) in the fiscal quarter ended June 27, 2023, up from $1,011,000 (11.1% of restaurant sales) in the fiscal quarter ended June 28, 2022. The increase was primarily attributable to increased overall sales and increased delivery and off-premises sales.

New Store Preopening Costs. In the fiscal quarter ended June 27, 2023, preopening costs were $80,000 compared to no preopening costs for the fiscal quarter ended June 28, 2022. These costs primarily relate to training costs incurred as part of our new Bad Daddy’s location in Madison, Alabama and re-training costs incurred as part of our closure and remodel of our Greenville, SC Bad Daddy’s location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the fiscal quarter ended June 27, 2023, decreased $74,000 to $919,000 from $993,000 in the fiscal quarter ended June 28, 2022. These decreases at both concepts are due to assets performing past their estimated usable lives and the prior-year impairment of assets, partially offset by new asset additions in existing restaurants.

Bad Daddy’s depreciation and amortization costs for the fiscal quarter ended June 27, 2023 decreased $78,000 to $768,000 from $846,000 in the fiscal quarter ended June 28, 2022.

Good Times depreciation and amortization costs for the fiscal quarter ended June 27, 2023 increased $4,000 to $151,000 from $147,000 in the fiscal quarter ended June 28, 2022.

General and Administrative Costs. General and administrative costs for the fiscal quarter ended June 27, 2023, decreased $19,000 to $2,365,000 (6.6% of total revenues) from $2,384,000 (6.5% of total revenue) for the fiscal quarter ended June 28, 2022.

This decrease in general and administrative expenses in the fiscal quarter ended June 27, 2023 is primarily attributable to:

●	Increase in costs associated with multi-unit supervisory roles of $172,000
●	Increase in administrative, accounting, and technology costs of $116,000
●	Increase attributable to underwriting gains/losses on the company’s health plan of $15,000
●	Decrease in recruiting and training related costs of $96,000
●	Decrease in home office payroll and benefits costs of $94,000
●	Decrease in professional services of $62,000
●	Decrease in insurance related costs $53,000
●	Decrease in stock compensation costs of $45,000
●	Decrease in general travel-related costs of $24,000
●	Net increase in other costs of $57,000

Advertising Costs. Advertising costs for the fiscal quarter ended June 27, 2023, decreased to $751,000 (2.1% of total revenue) from $807,000 (2.2% of total revenue) for the fiscal quarter ended June 28, 2023.

Bad Daddy’s advertising costs were $384,000 (1.5% of restaurant sales) in the fiscal quarter ended June 27, 2023 compared to $448,000 (1.6% of total revenue) for the fiscal quarter ended June 28, 2022. The decrease is primarily due to lesser recognition of commissions earned by third parties on gift cards sold through large-box retailers. Bad Daddy’s advertising costs consist primarily of a combination of menus and other point of purchase materials, digital advertising, and commissions incurred for placement of gift parties at third party retailers, as well as local store marketing efforts.

Good Times advertising costs were $367,000 (3.9% of restaurant sales) in the fiscal quarter ended June 27, 2023 compared to $359,000 (3.9% of total revenue) in the fiscal quarter ended June 28, 2022.

Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the fiscal quarter ended June 27, 2023 was $10,000, compared to $9,000 for the fiscal quarter ended June 28, 2022.

Impairment of Long-Lived Assets Costs. The costs associated with impairments for the fiscal quarter ended June 27, 2023 was $965,000, which primarily consists of assets in one Atlanta-area restaurant, compared to $303,000 for the fiscal quarter ended June 28, 2022.

Litigation Contingency Costs. There were no litigation contingency costs in either of the fiscal quarters ended June 27, 2023 or June 28, 2022.

Income from Operations. Income from operations was $444,000 in the fiscal quarter ended June 27, 2023 compared to income from operations of $821,000 in the fiscal quarter ended June 28, 2022.

The change in the income from operations for the fiscal quarter ended June 27, 2023 is due primarily due to matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs”, “Advertising Costs”, “Gain on Restaurant Sales and Lease Termination”, “Impairment of Long-Lived Assets Costs”, and “Litigation Contingency Costs” sections above.

Interest Expense. Interest expense was $18,000 during the fiscal quarter ended June 27, 2023, primarily related to the amortization of loan initiation fees, compared with $12,000 during the fiscal quarter ended June 28, 2022.

Provision for Income Taxes. Provision for income taxes was a $551,000 benefit for the fiscal quarter ended June 27, 2023, compared to $1,000 provision for income taxes for the fiscal quarter ended June 28, 2022. This most significant driver of this provision was related to changes in the projections of full-year net income and available tax credits.

Net Income. Net income was $977,000 for the fiscal quarter ended June 27, 2023 compared to net income of $138,000 in the fiscal quarter ended June 28, 2022.

The change from the fiscal quarter ended June 27, 2023 to the fiscal quarter ended June 28, 2022 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s restaurants during the periods of time non-controlling partners owned interests in these restaurants.

For the fiscal quarter ended June 27, 2023, the income attributable to non-controlling interests was $135,000 compared to $339,000 for the fiscal quarter ended June 28, 2022.

Of the quarter’s income attributable to non-controlling interests, none is attributable to Bad Daddy’s joint-venture restaurants, compared to $183,000 in the same prior year period. This decrease is due to the Company’s purchase of all the Bad Daddy’s non-controlling membership interests during the fiscal quarter ended March 28, 2023, as described in Note 15 to the unaudited, consolidated financial statements included in this report.

Of the current fiscal quarter’s income, $135,000 is attributable to the Good Times joint-venture restaurants, compared to $155,000 in the same prior year period. This decrease is primarily due to reduced restaurant level profitability in the current fiscal quarter at the restaurants involved in the joint-venture partnership.

Fiscal three quarters ended June 27, 2023 (39 weeks) compared to fiscal three quarters ended June 28, 2022 (39 weeks):

Net Revenues. Net revenues for the three quarters ended June 27, 2023 increased $789,000, or 0.8%, to $103,799,000 from $103,010,000 for the three quarters ended June 28, 2022. Bad Daddy’s concept revenues increased $368,000 while our Good Times concept revenues increased $421,000.

Bad Daddy’s restaurant sales increased $382,000 to $77,592,000 for the three quarters ended June 27, 2023 from $77,210,000 for the three quarters ended June 28, 2022. Sales were positively impacted by increases in sales primarily due to higher average menu prices as well as the purchase of a previously franchised Bad Daddy’s location that occurred in March 2022. The average menu price increase for the three quarters ended June 27, 2023 over the same prior-year quarter was approximately 4.4%.

Good Times restaurant sales increased $436,000 to $25,531,000 for the three quarters ended June 27, 2023 from $25,095,000 for the three quarters ended June 28, 2022, primarily due to increased menu prices. The average menu price increase for the three quarters ended June 27, 2023 over the same prior-year quarter was approximately 9.6%.

Franchise revenues decreased $29,000 to $676,000 in the three quarters ended June 27, 2023 compared to $705,000 in the three quarters ended June 28, 2022. This decrease is primarily due to the acquisition, during the second fiscal quarter of 2022, by the Company of one Bad Daddy’s restaurant previously owned by a franchisee, partially offset by increased royalties arising from higher restaurant sales at franchised and licensed locations.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year-to-date period to the current year-to-date period’s operating weeks. The calculation of same store sales for Bad Daddy’s excludes the results of one restaurant for the March and April fiscal months due to that restaurant’s extended remodel closure.

Bad Daddy’s same store restaurant sales increased 1.8% during the three quarters ended June 27, 2023 compared to the same three quarters ended June 28, 2022, primarily driven by strong off premise sales and menu price increases, partially offset by traffic declines, particularly in the Atlanta market, during the third fiscal quarter. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales increased 4.1% during the three quarters ended June 27, 2023 compared to the same three quarters period ended June 28, 2022, primarily due to menu price increases, slightly offset by lower traffic. There were twenty-three restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the three quarters ended June 27, 2023 decreased $265,000 to $32,185,000 (31.2% of restaurant sales) from $32,450,000 (31.7% of restaurant sales) for the three quarters ended June 28, 2022.

Bad Daddy’s food and packaging costs were $24,131,000 (31.1% of restaurant sales) for the three quarters ended June 27, 2023, down from $24,615,000 (31.9% of restaurant sales) for the three quarters ended June 28, 2022. This decrease is primarily attributable to lower purchase prices on food and paper goods, and menu price increases, offset by decreased traffic in the third fiscal quarter.

Good Times food and packaging costs were $8,054,000 (31.5% of restaurant sales) for the three quarters ended June 27, 2023, up from $7,835,000 (31.2% of restaurant sales) for the three quarters ended June 28, 2022. This increase is primarily attributable to the impact of higher sales, and as a percent of sales the increase is primarily attributable to higher year-to-date purchase prices on food and paper goods partially offset by the impact of an 9.6% increase in menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the three quarters ended June 27, 2023 increased $450,000 to $35,477,000 (34.4% of restaurant sales) from $35,027,000 (34.2% of restaurant sales) for the three quarters ended June 28, 2022.

Bad Daddy’s payroll and other employee benefit costs were $26,951,000 (34.7% of restaurant sales) for the three quarters ended June 27, 2023 up from $26,450,000 (34.3% of restaurant sales) for the three quarters ended June 28, 2022. The $501,000 increase is primarily attributable to higher restaurant sales during the current quarter versus the same quarter in the prior year, as well as slightly higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.4% primarily attributable to higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $8,526,000 (33.4% of restaurant sales) in the three quarters ended June 27, 2023, down from $8,577,000 (34.2% of restaurant sales) in the same prior-year period. The $51,000 decrease was attributable to improved labor productivity.

Occupancy Costs. Occupancy costs for the three quarters ended June 27, 2023 increased $230,000 to $7,318,000 (7.1% of restaurant sales) from $7,088,000 (6.9% of restaurant sales) for the three quarters ended June 28, 2022.

Bad Daddy’s occupancy costs were $5,124,000 (6.6% of restaurant sales) for the three quarters ended June 27, 2023, up from $5,011,000 (6.5% of restaurant sales) for the three quarters ended June 28, 2022. The increase was primarily attributable to additional lease costs associated with the purchase of our Bad Daddy’s Franchisee in the second quarter of fiscal 2022.

Good Times occupancy costs were $2,194,000 (8.6% of restaurant sales) in the three quarters ended June 27, 2023, up from $2,077,000 (8.3% of restaurant sales) in the three quarters ended June 28, 2022. The increase was primarily attributable to increased property taxes and insurance costs.

Other Operating Costs. Other operating costs for the three quarters ended June 27, 2023, increased $571,000 to $14,129,000 (13.7% of restaurant sales) from $13,558,000 (13.3% of restaurant sales) for the three quarters ended June 28, 2022.

Bad Daddy’s other operating costs were $11,084,000 (14.3% of restaurant sales) for the three quarters ended June 27, 2023 up from $10,696,000 (13.9% of restaurant sales) for the three quarters ended June 28, 2022. The $338,000 increase and the increase as a percentage of sales was attributable to higher overall sales, increased third party delivery fees, increased utility costs, and a general increase in restaurant supplies.

Good Times other operating costs were $3,045,000 (11.9% of restaurant sales) in the three quarters ended June 27, 2023, up from $2,862,000 (11.4% of restaurant sales) in the three quarters ended June 28, 2022. The increase was primarily attributable to increased sales and general price inflation in supplies costs.

New Store Preopening Costs. New store preopening costs were $110,000 for the three quarters ended June 27, 2023, primarily associated with training costs associated with our new Bad Daddy’s in Madison, Alabama and re-training costs in connection with the remodel of our Greenville, SC Bad Daddy’s, compared to $50,000 for the three quarters ended June 28, 2022.

Depreciation and Amortization Costs. Depreciation and amortization costs for the three quarters ended June 27, 2023, decreased $250,000 to 2,740,000 from $2,990,000 in the three quarters ended June 28, 2022.

Bad Daddy’s depreciation and amortization costs for the three quarters ended June 27, 2023 decreased $161,000 to $2,303,000 from $2,464,000 in the three quarters ended June 28, 2022.

Good Times depreciation and amortization costs for the three quarters ended June 27, 2023 decreased $89,000 to $437,000 from $526,000 in the three quarters ended June 28, 2022.

General and Administrative Costs. General and administrative costs for the three quarters ended June 27, 2023, decreased $621,000 to $7,040,000 (6.8% of total revenues) from $7,661,000 (7.4% of total revenue) for the three quarters ended June 28, 2022.

This decrease in general and administrative expenses in the three quarters ended June 27, 2023 is primarily attributable to:

●	Increase in administrative, accounting, and technology costs of $362,000
●	Increase in costs associated with multi-unit supervisory roles of $258,000
●	Decrease in professional services of $759,000
●	Decrease in insurance related costs $163,000
●	Decrease in stock compensation costs of $103,000
●	Decrease attributable to underwriting gains/losses on the company’s health plan of $97,000
●	Decrease in recruiting and training related costs of $55,000
●	Decrease in general office expenses of $21,000
●	Decrease in general travel-related costs of $15,000
●	Net decrease in other costs of $28,000

Advertising Costs. Advertising costs for the three quarters ended June 27, 2023, increased to $2,423,000 (2.3% of sales) from $2,260,000 (2.2% of total revenue) for the three quarters ended June 28, 2023.

Bad Daddy’s advertising costs were $1,414,000 (1.8% of restaurant sales) in the three quarters ended June 27, 2023 compared to $1,228,000 (1.6% of total revenue) for the three quarters ended June 28, 2022. The increase is primarily due to recognition of commission earned by third parties on gift cards sold through large-box retailers. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $1,009,000 (3.9% of restaurant sales) in the three quarters ended June 27, 2023 compared to $1,032,000 (4.0% of total revenue) in the three quarters ended June 28, 2022.

Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Gain on Restaurant Asset Sales and Lease Termination. The gain on restaurant asset sales and lease termination for the three quarters ended June 27, 2023 was $32,000, compared to $666,000 for the three quarters ended June 28, 2022. The prior-year gain included the gain on termination of a lease associated with a Good Times restaurant.

Impairment of Long-Lived Assets Costs. The costs associated with impairments for the three quarters ended June 27, 2023 was $1,041,000, which primarily consists of the impairment of one Bad Daddy’s restaurant, compared to $2,056,000 for the three quarters ended June 28, 2022.

Litigation Contingency Costs. There were no litigation contingency costs in the three quarters ended June 27, 2023, compared to $332,000 for the three quarters ended June 28, 2022.

Income from Operations. Income from operations was $1,368,000 in the three quarters ended June 27, 2023 compared to income from operations of $188,000 in the three quarters ended June 28, 2022.

The change in the income from operations for the three quarters ended June 27, 2023 is due primarily due to matters discussed in the “Net Revenues,” “Restaurant Operating Costs,” “General and Administrative Costs”, “Advertising Costs”, “Gain on Restaurant Sales and Lease Termination”, “Impairment of Long-Lived Assets Costs”, and “Litigation Contingency Costs” sections above.

Interest Expense. Interest expense was $56,000 during the three quarters ended June 27, 2023, primarily related to the amortization of loan initiation fees, compared with $41,000 during the three quarters ended June 28, 2022.

Provision for Income Taxes. Provision for income taxes was a $10,503,000 benefit for the three quarters ended June 27, 2023, compared to $9,000 provision for income taxes for the three quarters ended June 28, 2022. This most significant driver of this provision was the release of the valuation allowance during previously assessed on the deferred tax assets.

Net Income. Net income was $11,815,000 for the three quarters ended June 27, 2023 compared to net income of $147,000 in the three quarters ended June 28, 2022.

The change from the three quarters ended June 27, 2023 to the three quarters ended June 28, 2022 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the three quarters ended June 27, 2023, the income attributable to non-controlling interests was $479,000 compared to $1,489,000 for the three quarters ended June 28, 2022.

Of the three quarters’ income attributable to non-controlling interests, $219,000 is attributable to Bad Daddy’s joint-venture restaurants, compared to $1,024,000 in the same prior year period. This $805,000 decrease is primarily due to a one-time special allocation to the non-controlling partners in these partnerships of approximately $516,000 in the fiscal quarter ended December 28, 2021 related to a rebate of payroll costs, and to the company’s purchase of all the Bad Daddy’s non-controlling membership interests during the fiscal quarter ended March 28, 2023, as described in Note 15 to the unaudited, consolidated financial statements included in this report. Of the current quarter’s income, $260,000 is attributable to the Good Times joint-venture restaurants, compared to $464,000 in the same prior year period at the restaurants involved in the joint-venture partnership. This $204,000 decrease is primarily due to decreased restaurant level profitability in the current fiscal quarter.

Adjusted EBITDA

EBITDA is defined as net income (loss) attributable to common shareholders before interest, income taxes and depreciation and amortization.

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

The following table reconciles net loss/income to EBITDA and Adjusted EBITDA (in thousands) for the fiscal quarter ended June 27, 2023:

	Quarter Ended (13 Weeks)		Year-to-Date (39 Weeks)
	June 27, 2023	June 28, 2022	June 27, 2023	June 28, 2022
Adjusted EBITDA:
Net Income (loss) attributable common shareholders, as reported	$842	$469	$11,336	$(1,351)
Depreciation and amortization[1]	924	951	2,691	2,933
Interest expense, net	18	12	56	41
Provision for income taxes	(551)	1	(10,503)	9
EBITDA	1,233	1,433	3,580	1,632
Preopening expense	80	-	110	50
Non-cash stock-based compensation	15	60	104	208
Asset Impairment	965	303	1,041	2,056
GAAP rent-cash rent difference[1]	(135)	(103)	(450)	(286)
Gain on restaurant asset sales and lease termination[2]	(10)	(9)	(32)	(528)
One-time special allocation to Bad Daddy’s partnerships[3]	-	-	-	516
Litigation contingencies	-	-	-	332
Adjusted EBITDA	$2,148	1,684	$4,353	$3,980

[1]

Depreciation and amortization expense and GAAP rent-cash rent difference together have been reduced by amounts attributable to non-controlling interests of $17,000 and $63,000 for the quarters ended June 27, 2023 and June 28, 2022, respectively. Depreciation and amortization expense and GAAP rent-cash rent difference have been reduced by amounts attributable to non-controlling interests of $107,000 and $133,000 for the three quarters ended March 28, 2023 and March 29, 2022, respectively.

[2]

Gain (Loss) on restaurant asset sales and lease termination had no impact from amounts attributable to non-controlling interests in the three quarters ended June 27, 2023 and June 28, 2022. Gain (loss) on restaurant asset sales and lease termination had no impact from amounts attributable to non-controlling interests in the three quarters ended June 27, 2023 and was reduced by $138,000 for the three quarters ended June 28, 2022.

[3]	Represents the portion of a payroll cost rebate attributable to the non-controlling partners in these partnerships.

Liquidity and Capital Resources

Cash and Working Capital

As of June 27, 2023, we had a working capital deficit of $6,421,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale. Although we have negotiated payment terms of up to four weeks with many of our vendors, we pay some of our primary foodservice vendors on 1-3 day payment terms to take advantage of early pay discounts and generally pay most outstanding accounts payable upon review for accuracy and validity. In addition, our working capital position includes the recognition of the current portion of lease liabilities as we lease substantially all of our real estate and have both short-term and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, recurring operating costs and recurring capital expenditure needs throughout fiscal 2023. As of June 27, 2023 we had $206,000 of commitments outstanding related to a construction contract for the Bad Daddy’s restaurant currently under development in greater Huntsville, Alabama. Construction began in early April 2023 and the restaurant is expected to open in the late fourth quarter of this fiscal year. This construction and the expected resulting expenditures are not anticipated to materially impact the Company’s liquidity or operations.

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

Financing

Cadence Credit Facility

The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”) pursuant to which, Cadence agreed to loan the Company up to $8,000,000, has a maturity date of April 20, 2028 (the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Interest is due at the end of each calendar quarter if the Company selects to pay interest based on the base rate and at the end of each LIBOR period if it selects to pay interest based on LIBOR. The Cadence Credit Facility includes provisions for the Administrative Agent of the facility to amend the facility to replace LIBOR with an alternate benchmark rate, which may be (but is not required to be) SOFR, at such point in time when appliable LIBOR rates are no longer available or no longer reliable. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

Proceeds from the Cadence Credit Facility, if and when drawn, may be used (i) to fund new restaurant development, (ii) to finance the buyout of non-controlling partners in certain restaurants, (iii) to finance the redemption, purchase or other acquisition of equity interests in the Company and (iv) for working capital and other general corporate purposes.

The Cadence Credit Facility includes customary affirmative and negative covenants and events of default. The Cadence Credit Facility also requires the Company to maintain various financial condition ratios, including minimum liquidity, an amended maximum leverage ratio and an amended minimum fixed charge coverage ratio. In addition, to the extent the aggregate outstanding balance under the Revolver exceeds $4.0 million, the Company is required to meet a new specified leverage ratio, on a pro forma basis, before making further borrowings as well as certain restricted payments, investments and growth capital expenditures.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of June 27, 2023, the interest rate that would have been applicable to borrowings under the Cadence Credit Facility would have been 8.07%.

Cash Flows

The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Year-to-date period ended
	June 27, 2023	June 28, 2022
Net cash provided by operating activities	$4,707	$4,418
Net cash used in investing activities	(7,572)	(1,606)
Net cash used in financing activities	(2,357)	(1,964)
Net change in cash and cash equivalents	$(5,222)	$848

Operating cash flows

Net cash provided by operating activities increased by $289,000, primarily due to decreased general and administrative costs, offset by slightly lower restaurant-level profitability as presented on the Condensed Consolidated Statements of Cash Flows.

Investing cash flows

Net cash used in investing activities for the three quarters ended June 27, 2023 was $7,572,000 which primarily reflects the purchases of property and equipment of $3,178,000, and the net purchase of all non-controlling interests in our Bad Daddy’s locations of $4,394,000. Purchases of property and equipment is comprised of the following:

●

$1,901,000 for miscellaneous capital expenditures related to our existing Bad Daddy’s restaurants, primarily related to the remodel of the Greenville, South Carolina restaurant and the construction of the new restaurant in Madison, Alabama;

●

$1,277,000 for capital expenditures related to our existing Good Times restaurants, primarily related to new signs, menu boards and lane timers, and the replacement of HVAC and other restaurant equipment.

Net cash used in investing activities for the three quarters ended June 28, 2022 was $1,606,000 which primarily reflects the general purchases of property and equipment of $1,623,000 and an acquisition of a restaurant from franchisee, net of cash acquired, for $728,000, as well as $745,000 for the proceeds of the sale of a fixed asset. Purchases of property and equipment is comprised of the following:

●

$936,000 for miscellaneous capital expenditures related to our existing Bad Daddy’s restaurants, including the payment of amounts in accounts payable at September 29, 2021 associated with the construction of one new Bad Daddy’s restaurant near the end of fiscal 2021

●	$471,000 for miscellaneous capital expenditures related to our existing Good Times restaurants
●

$216,000 for miscellaneous capital expenditures related to our restaurant support center, primarily initial development costs for the computer software underlying our two brands’ mobile apps and automotive assets used by our internal maintenance team

Financing cash flows

Net cash used in financing activities for the three fiscal quarters ended June 27, 2023 was $2,357,000, which includes proceeds from stock option exercises of $5,000 and distributions to (net of contributions by) non-controlling interests of $563,000, $92,000 in restricted stock vesting paid in cash, and $1,720,000 in payments for the purchase of treasury stock.

Net cash used in financing activities for the three fiscal quarters ended June 28, 2022 was $1,964,000, which includes distributions to non-controlling interests of $1,449,000, payment for the repurchase of the Company’s common stock of $605,000 and proceeds from stock option exercise of $90,000.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer and principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2023.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 27, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings affecting the Company, see Note 11 to the unaudited condensed consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS

The risk factor below updates the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2022 and subsequent filings with the SEC.

The inability of the company to successfully negotiate extended terms on leases reaching end-of-term may reduce future profitability.

The company leases the real estate underlying substantially all of its restaurants. While our leases generally have options for extension of the initial term, in the case of some of our Good Times restaurants, we have exercised all of the options granted to us under the lease. Additionally, some options are set at fair market rental rates, and in the case of one Bad Daddy’s restaurant, no option to extend exists in the lease. Furthermore, many of our Good Times leases are at rates below current market prices. Although the Company has generally been successful in negotiations with our landlords, the risk that we are unable negotiate additional lease term on expiring leases at reasonable rental rates could materially impact our future profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of June 27, 2023 the Company has purchased 951,048 shares of its common stock pursuant to the share repurchase plan leaving approximately $2,326,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the fiscal quarter ended June 27, 2023 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
3/29/2023 – 4/25/2023	21,879	$2.76	21,879
4/26/2023 – 5/23/2023	32,707	$2.82	32,707
5/24/2023 – 6/27/2023	69,037	$3.17	69,037
Total	123,623		123,623	$2,326,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)         Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description
3.1

Amended and Restated Bylaws of Good Times Restaurants Inc., effective April 20, 2023 (previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed on April 26, 2023 and incorporated herein by reference)

10.1

Amended and Restated Credit Agreement dated April 20, 2023, by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on April 26, 2023.and incorporated herein by reference)

10.2

Security and Pledge Agreement, dated April 20, 2023, by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed on April 26, 2023.and incorporated herein by reference)

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Principal? Financial Officer pursuant to Section 906
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: August 3, 2023
GOOD TIMES RESTAURANTS INC.

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)