Form 10-K
period 2023-09-26
Good Times Restaurants Inc.
filed 2023-12-14
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 28, 2023 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 8,861,947 shares of common stock held by non-affiliates of the registrant was $23,218,300.

As of November 30, 2023, the registrant had 11,346,488 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 26, 2023.

PART I

ITEM 1.	BUSINESS

Our Company

Good Times Restaurants Inc., a Nevada corporation formed on October 6, 1996, operates Bad Daddy’s Burger Bar restaurants (“Bad Daddy’s”) and Good Times Burgers & Frozen Custard restaurants (“Good Times”). Bad Daddy’s and Good Times are two distinctly different restaurant concepts. Each is positioned as a unique brand within its respective segment of the industry. Bad Daddy’s operates in the full-service dining segment as a specialty burger bar concept and Good Times operates in the quick-service restaurant segment as a drive-thru concept focused on all-natural burgers, fries, and frozen custard.

Through our wholly owned subsidiaries (the “Subsidiaries”), as of December 14, 2023, we own and operate, or license a total of forty-one Bad Daddy’s restaurants in seven states. We own and operate fourteen Bad Daddy’s restaurants in North Carolina, eleven in Colorado, five in Georgia, four in South Carolina, three in Alabama, two in Tennessee and one in Oklahoma. We license the Bad Daddy’s brand to a third-party licensee who owns and operates the Bad Daddy’s restaurant located in the Charlotte Douglas International Airport.

As of December 14, 2023, we own and operate or franchise thirty-one total Good Times restaurants. Of these restaurants, twenty-nine are in Colorado. Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.

The terms “we,” “us,” “our,” the “Company,” “Good Times” and similar terms refer to Good Times Restaurants Inc., a Nevada corporation, and its wholly owned consolidated subsidiaries. Unless otherwise indicated or the context otherwise requires, financial and operating data in this 10-K report reflect the consolidated business and operations of Good Times Restaurants Inc. and its subsidiaries.

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Our discussion for fiscal years 2023 and 2022, which ended on September 26, 2023 (“fiscal 2023”) and September 27, 2022 (‘fiscal 2022”), respectively, each cover periods of 52 full calendar weeks.

Fiscal 2023 Financial & Brand Highlights

●

Our net revenues for fiscal 2023 decreased by $78,000 (0.1%) to $138,122,000 from $138,200,000 in fiscal 2022, primarily due to the closure of one Good Times restaurant during the second half of fiscal 2022 and the closure of one Bad Daddy’s restaurant at the end of the first quarter of fiscal 2023, partially offset by same store sales growth at Good Times.

●	Same store sales increased by 0.1% at our Bad Daddy’s brand during fiscal 2023.

●	Same store sales increased by 3.7% at our Good Times brand during fiscal 2023.

●	We acquired the non-controlling interests in subsidiaries owning five Bad Daddy’s restaurants during fiscal 2023.

●	We acquired two previously franchised Good Times restaurants near the end of fiscal 2023.

●	We ended fiscal 2023 with $4.2 million in cash and $0.8 million in long-term debt.

Same store sales for each brand represent the comparison of restaurant sales in the current year, to the same comparable weeks in the immediately preceding fiscal year for those stores open for at least 18 months. Stores are excluded from the calculation during fiscal periods in which a store is closed for multiple days for remodels, and for acquired restaurants, during any fiscal periods prior to the first full fiscal period under Company ownership.

Recent Developments

Macroeconomic Factors and Operating Environment

During fiscal 2023, high rates of inflation have been seen globally which have resulted in increases in commodity, labor and energy costs for both concepts. Although the rate of inflation has moderated recently, increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we, and our franchisees, are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

Although we conduct all of our restaurant operations within the U.S., worldwide product supply chains have been impacted by international conflicts, which have expanded into new regions of the world recently. The lack of availability of supplies of such products may impact the availability and supplier pricing for products purchased by us for use in our business, which could result in higher food and packaging costs or reduced revenues.

During fiscal 2023, the significant interest rate increases by the Federal Reserve have caused regional bank failures. The Company maintains deposits with certain banks in excess of the maximum insured limits by the FDIC. Although in certain of those cases, depositors have been protected from loss by government intervention, no assurances can be made in the case of any failure of a bank in which the Company has uninsured deposits, that the Company would be similarly protected against loss of such uninsured deposits.

Share Repurchase

On February 7, 2022, the Company’s board of directors approved a program to purchase shares of its common stock at an aggregate amount of up to $5.0 million dollars. As of September 26, 2023, a total of 1,127,188 shares have been repurchased under the plan at an aggregate cost of approximately $3,222,000.

Debt

The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”) pursuant to which Cadence agreed to loan the Company up to $8,000,000, which has a maturity date of April 20, 2028 (the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

Proceeds from the Cadence Credit Facility, if and when drawn, may be used (i) to fund new restaurant development, (ii) to finance the buyout of non-controlling partners in certain restaurants, (iii) to finance the redemption, purchase or other acquisition of equity interests in the Company and (iv) for working capital and other general corporate purposes.

The Cadence Credit Facility includes customary affirmative and negative covenants and events of default. The Cadence Credit Facility also requires the Company to maintain various financial condition ratios, including minimum liquidity, an amended maximum leverage ratio and an amended minimum fixed charge coverage ratio. In addition, to the extent the aggregate outstanding balance under the revolver under the Cadence Credit Facility exceeds $4.0 million, the Company is required to meet a new specified leverage ratio, on a pro forma basis, before making further borrowings as well as certain restricted payments, investments and growth capital expenditures. As of the date of filing of this report, the Company was in compliance with each of these covenants under the Cadence Credit Facility.

As of September 26, 2023 the interest rate applicable to borrowings under the Cadence Credit Facility was 8.42%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of September 26, 2023, the unamortized balance of these fees was $122,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of September 26, 2023, there were $750,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 26, 2023, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $7,240,000 of committed funds available.

Total interest expense on notes payable was $31,000 and $20,000 for fiscal 2023 and 2022, respectively.

Concepts

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar is a full-service, casual dining small box “better burger” concept. Bad Daddy’s currently operates all of its company-owned restaurants under a table service / full bar service model.

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

2.

A Bad Ass Bar. The food menu is complemented by a full bar that focuses on local and craft beers and proprietary, handcrafted cocktails. Two specialties are our Bad Daddy’s Amber Ale, available only at Bad Daddy’s, and our Bad Ass Margarita. System-wide, total alcoholic beverages account for approximately 12% of all sales in our Bad Daddy’s restaurants, and approximately 16% of on-premises sales. We focus on making our bar a place where both newcomers and regular guests can comfortably relax and enjoy a beverage at happy hour, with their meal, or at any other time of day.

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

This brand positioning results in transactions that generate average sales per transaction of approximately $36 across all transaction types. The lunch daypart (open until 2 p.m.) represents approximately 35% and the happy hour and dinner dayparts (2 p.m. until close) represent approximately 65% of restaurant sales. Off-premises sales, including take-out, delivery and curbside pickup, accounted for approximately 27% of all system-wide sales in fiscal 2023.

A typical Bad Daddy’s restaurant is approximately 3,500-4,000 square feet with an enclosed patio, smaller than most other chain casual dining restaurants.

While sharing common design elements, each restaurant has unique features intended to represent the local trade area of each Bad Daddy’s and serves as a further point of differentiation from the larger casual dining chains. We believe Bad Daddy’s innovative menu and personalized service combined with a unique, fun restaurant design enhance our customers’ experience and differentiate Bad Daddy’s from its competitors.

Good Times Burgers & Frozen Custard

Good Times is a drive-thru, quick-service hamburger-focused restaurant concept offering fresh, 100% all-natural beef and chicken. We own and operate twenty-five Good Times restaurants, and franchise an additional six, located primarily in the Denver market and along the front range of Colorado.

We compete primarily on the quality of our products, consistently prompt service, and order accuracy. We support our quality position by using only all-natural beef and chicken. Our all-natural frozen custard is made fresh throughout the day. These quality commitments help Good Times challenge quick-serve restaurant norms and match quality found at fast casual restaurants. Our focus on speed of service keeps our customers happy as most of our sales come from the drive-thru. With menu innovation, we strive to create flavor profiles unique to Good Times. We have rotating limited time menu items and custard flavors. Our customers appreciate that we support local causes and do not take ourselves too seriously. Good Times makes use of various media but primarily communicates these advantages and promotions through the use of terrestrial radio and digital audio streaming.

Our average per person check is approximately $13.04, which we believe is slightly lower than the average check at fast casual hamburger concepts such as Habit Burger, Five Guys, and Smashburger, but above the average check at national quick-service restaurants such as McDonalds, Wendy’s and Burger King, as well as regional quick service hamburger restaurants such as In-N-Out and Whataburger. We do not offer a low-priced value menu like most national quick-service chains, choosing to define our value proposition based on quality ingredients with a specific focus on all-natural beef and chicken and products spanning a range of price choices within each of our menu categories. We have shifted our focus to a blend of quality and speed while slightly reducing the number of items on the menu.

Good Times is primarily a drive-thru concept, as all our restaurants have at least one drive-thru lane and generally have a walk-up window where customers may additionally place orders. Most of our restaurants have no indoor seating and consist of one drive-thru lane and outdoor patio seating, though about one-fourth of our Company-owned restaurants have small indoor dining areas. Speed of service in this segment is critical for success and we average less than three-minute transaction times, as measured from the time the customer places their order until they leave the drive-thru lane.

The success of our strategy is evident in our long-term same store sales growth (sales growth over the prior year period at restaurants open more than 18 months, also referred to as comparable sales). Same store sales increased 3.7% in fiscal 2023, and 1.1% in fiscal 2022. We have increased same store sales for four consecutive years, and in twelve of the last thirteen years. Same store sales have grown at a compound annual growth rate of 5.0% between fiscal 2014 and 2023.

Our Business Strengths

Our Brands Are Complementary

While operating in different segments of the restaurant industry, our two brands complement each other in both their similarities and differences:

Each has a value proposition enhanced by superior quality ingredients and a focus on the specific elements of service relevant to the concept that deliver an exceptional experience to each guest. We believe Bad Daddy’s resonates with consumers by consistently executing high-quality, scratch-made menu items with bold flavors delivered in a high-energy environment with a slightly irreverent brand personality. The appeal of Bad Daddy’s is not solely based on a purely on-premises customer experience however, as the focus we place on bold, unique flavors; superior ingredients; and scratch cooking in each kitchen translates into significant off-premises adoption, both through traditional customer carry-out and delivery by third party delivery service providers.

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

o

Individual Fulfillment.  The first dimension speaks directly to people, whether that is fellow team members or our customers. Specific to our team members, we seek to hire people with aligned values and the appropriate knowledge and skills throughout the organization, provide them with comprehensive training programs, and provide a framework for self-directed, company-supported continuous development, as we believe that the individual fulfillment achieved from self-actualized team members with aligned values will deliver consistently superior products and service. We maintain incentive programs at all levels of management based on balanced metrics addressing performance related to people development and retention; consistent, strong operations; and superior economic value creation.

o

Our Guests’ Emotional Connection.  Rather than merely being a feeding trough for the masses, we strive to differentiate our concepts in a way that creates an emotional connection by the guest to each brand. This emotional connection drives loyalty and long-term strength in same store sales.

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

Our Brands Have Growth Potential

We believe both of our brands are well positioned to take advantage of consumers’ changing demands for restaurants, whether regarding the quality of the ingredients, the ability to customize their order exactly to their liking, or the ability to eat their food in a restaurant dining room, on a patio, in their car, or to either pick it up or have it delivered. We believe Good Times and Bad Daddy’s are both well positioned to capitalize on those macro-trends.

Both of our brands currently operate with relatively small market penetration and overall development footprints, providing significant expansion potential. It is our goal to primarily grow our Bad Daddy’s brand and to do so relatively contiguously from our existing restaurants in order to maximize brand awareness and operating and distribution efficiencies.

Good Times and Bad Daddy’s operate with a common point-of-sale system and we have implemented a common back-office system for both brands. We are also continuing to invest in sophisticated digital training tools, making each brand’s restaurant level processes, systems, recipes and management tools available in one commonly accessible database.

We Have Assembled a Dedicated Senior Leadership Team with Significant Experience

Each of the members of our senior leadership team have many years of relevant experience in their field of expertise, and nearly all have more than fifteen years of industry experience, with some members having worked together for more than twenty years developing the Good Times concept. Our executive leadership team has significant experience in both full service and quick service restaurant concepts.

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

We Have Maintained Operating Momentum

Same store sales at Good Times have increased twelve of the past thirteen years. Same store sales increased for fiscal 2023 primarily due to price increases throughout the fiscal year, partially offset by decreased foot traffic. Our compound annual same store sales growth rate was approximately 5.0% over the past ten years. We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective management of media mix, and consistent execution of the customer experience. We plan to continue to periodically re-image and remodel our restaurants, maintain a relevant menu with a laser focus on speed and accuracy in execution, in keeping with our brand strategy, and communicate our brand story to maintain our same store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, North Carolina by a qualified chef. Sales of the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.6 million for fiscal 2023. We purchased the non-controlling interests in subsidiaries owning five Bad Daddy’s restaurants during fiscal 2023. We opened one new Bad Daddy’s restaurant during fiscal 2023. We believe that both organic growth and unit growth is important to our brand and expect expansion to be disciplined and financed primarily from operating cash flow from the Bad Daddy’s business.

Business Strategies

We are focused on continuing to grow same store sales and profitability of the Good Times concept while continuing targeted unit growth of the Bad Daddy’s Burger Bar concept in domestic markets. We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets forth the key elements of our growth strategy:

1.

Organic sales growth in both brands. We intend to continue to focus on increasing our same store sales. We plan to further strengthen our fresh, all-natural brand positioning at Good Times with targeted merchandising around each of our menu categories and a targeted focus on speed and accuracy in execution instead of deep discounts or exotic, limited-reach menu items. We also expect to continue various advertising programs, shifting the media mix periodically as we determine appropriate to maximize advertising effectiveness and efficiency. At Bad Daddy’s, we intend to increase Bad Daddy’s same store sales through ongoing menu engineering around bold flavors and unique, concept-appropriate menu items that we believe drive increased customer visits as well as elevated per person average check, and a focus on expanding our beverage sales and creating energy in our bar areas. Bad Daddy’s advertising has traditionally targeted individual trade areas, community involvement and in-store, “four-wall” marketing activities that focus on optimizing the guests’ food, bar and service experience. We have enhanced those efforts by leveraging third parties who specialize in social and digital media advertising design.

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

Expansion strategy and site selection

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants has focused on urban and suburban upper income demographic areas with median household incomes over $70,000, with a high concentration of daytime employment, specialty retail and entertainment venues. We use specialized software to create a sales forecast for each site and have continued to update the data in that site forecasting software. We expect to utilize this software as one component of decision making in the selection of sites for future Bad Daddy’s restaurant locations.

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet. While our Good Times restaurants are free standing and require extensive site development and entitlement processes, Bad Daddy’s Burger Bar restaurants can be developed much more quickly due to the requirement for only a building permit, signage approvals and liquor license without the need for extensive on-site and off-site development or land and zoning submittals and modifications. We estimate that it will take approximately 120 to 150 days to develop a Bad Daddy’s Burger Bar from the time a building permit is issued, though permitting processes and timelines vary greatly across jurisdictions. We expect that the majority of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations.

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

We currently lease either the land or the land and building for all of our Good Times restaurants, except for one restaurant in which we own the land and building. If we were to develop additional sites, a lease/buy decision would be based upon the economics of the property and our long-term point of view on the underlying real estate and do not have an explicit preference for leasing in the case of future Good Times restaurants. Our primary site objective is to secure a suitable site, with the decision to buy or lease as a secondary objective. Our site selection process includes evaluating several criteria, including a mix of substantial daily traffic, density of at least 30,000 people within a three-mile radius, strong daytime population and employment base, retail and entertainment traffic generators, good visibility and easy access.

Restaurant locations

As of December 14, 2023, we own and operate or license a total of forty-one Bad Daddy’s Burger Bar locations. The location in the Charlotte Douglas International Airport is operated pursuant to a License Agreement.

We opened one company-owned Bad Daddy’s restaurant during fiscal 2023 and closed one Bad Daddy’s restaurant.

Additionally, we own and operate or franchise a total of thirty-one Good Times restaurants. We acquired two Good Times restaurants in Greenwood Village and Lafayette, Colorado from franchisees during fiscal 2023.

Company-Owned/Co-Developed/Joint-Venture

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2023	2022	2023	2022	2023	2022
Alabama	3	2	-	-	3	2
Colorado	11	12	25	23	36	35
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	40	40	25	23	65	63

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2023	2022	2023	2022	2023	2022
Colorado	-	-	4	6	4	6
North Carolina	1	1	-	-	1	1
South Carolina	-	-	-	-	-	-
Wyoming	-	-	2	2	2	2
Total	1	1	6	8	7	9

Menu

Bad Daddy’s Burger Bar

The Bad Daddy’s Burger Bar menu offers our guests a culinary-driven menu consisting of our own unique blend of high quality and handcrafted 1855 Black Angus® beef burgers with creative, scratch-made toppings including buttermilk-fried bacon, housemade American cheese, creamy ale queso made in-house with our Bad Daddy’s Amber Ale, and our specialty signature Bad Daddy’s sauce.  The customizable menu options also include a variety of proteins including black bean, salmon, turkey, bison and chicken. Additionally, we offer giant chopped salads, a full gluten-friendly menu, appetizers including hand-cut fries and housemade potato chips, hand-spun ice cream milkshakes and our scratch-made “southern-style” banana pudding.  We feature a variety of craft beers from local breweries and a full bar serving spirits, innovative cocktails, and wines including our signature Red and White pours.

Our signature recipes include the Bad Ass Burger; Sam I Am Burger and Emilio’s Chicken Sandwich. Signature Chopped Salads include the Texican Chicken Salad and the Stella’s Greek Salad. However, the true differentiator for the brand is our customers’ ability to build their meal exactly the way they would like. The Bad Daddy’s Create Your Own menu allows full customization of burgers and salads offering over sixty topping options. We have partnered with craft brewers to make our Bad Daddy’s draft brews including Bad Daddy’s Amber, IPA, and Light brews. Our creative cocktail menu uses fresh-squeezed housemade sours and fresh garnishes in our signature Bad Ass Margaritas and features creative and timeless options including the Daddy’s Dragonberry and spiked milkshakes.

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu paired with genuine and warm hospitality. We also commit to making occasional changes to keep our menu fresh for our guests while still maintaining the spirited flavor profiles that distinguish us from others. In addition, we have rotating chef specials with flavor profiles unique to Bad Daddy’s. At times, we also feature a burger with local ingredients with a giveback to a local charity.

Good Times Burgers & Frozen Custard

The menu of each Good Times restaurant is focused primarily on hamburgers, cheeseburgers, chicken sandwiches and chicken tenders that are fresh, never frozen, and using only all-natural beef and chicken. This menu is supplemented by side selections including french fries, cheese curds, green chile potato poppers, and onion rings. Beverages include typical soft drinks and fresh lemonades, with a selection of frozen custard products. We have a breakfast menu consisting of breakfast burritos, orange juice and coffee and a kid’s meal menu featuring a choice of main item, side, drink, and a wooden nickel that can be redeemed for a free kid’s cup or cone of custard.

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

Our fresh frozen custard is a premium ice cream with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts. The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products. We serve the frozen custard as vanilla and a flavor of the month in cups and cones and Spoonbenders, a mix of custard and toppings. Additionally, we offer thirteen flavors of shakes.

The breakfast menu is centered around Hatch Valley Green Chile Burritos made with our own proprietary green chile recipe using roasted green chiles sourced exclusively from Hatch Valley, New Mexico, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo. We also offer premium coffee made by Daz Bog, a Colorado-based coffee roaster, and pure 100% orange juice.

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

Media is an important component of building our brand awareness and distinctiveness. We spent most of our broadcast advertising dollars on radio advertising during fiscal 2023 and fiscal 2022. We augment our broadcast advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products. As with Bad Daddy’s, we have recently supplemented our legacy advertising approach with additional investments in social and digital media using third party resources who specialize in highly targeted advertisements on social media and digital platforms.

Operations

We maintain separate operating teams for each of our concepts and have extensive operating, training and quality control systems in place.

Restaurant Management

Bad Daddy’s Burger Bar was developed as a chef-driven concept and utilizes a team of three or four managers in our operations at most restaurants. Managers are cross-trained in back of the house skills (prep, kitchen positions and line management), front of the house service positions (host, server and bar) and all management functions, however each manager is assigned one or more specific areas of responsibility over which they have “ownership” and direct accountability for results. Our managers at each restaurant participate in a bonus pool for each restaurant based on a combination of restaurant sales, income, and specific financial and operational objectives. As a full-service concept, our operating leadership structure for Bad Daddy’s Burger Bar operations is distinct and separate, including a separate operations leader from our Good Times operations team as the experience, qualifications and compensation of team members are significantly different between the quick service and full-service segments of the industry. Although this is the case, we have combined recruiting into a single shared services capability and believe that long-term our training capabilities for the brands will similarly be combined into single shared services capability.

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

We use several sources of customer feedback to evaluate each restaurant’s service and quality performance, including a transaction-driven survey outreach, website comments and a customer feedback tool that aggregates and analyzes all social media comments. We believe that information will assist us in evaluating opportunities for improved execution of the customer experience.

Training

We strive to maintain quality and consistency in each of our restaurants for both Good Times and Bad Daddy’s through the careful training and supervision of our restaurant leadership team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation and maintenance of our restaurants. Each manager must complete an eight-week training program, be certified on several core processes and is then closely supervised to show both comprehension and capability before they are allowed to manage autonomously. We have a defined weekly and monthly goal-setting process around service, employee development, financial management and store maintenance goals for every restaurant. Additionally, we have a library of video training tools to drive training efficiencies and consistency at both brands.

Prior to opening a new restaurant, a training and opening team travels to the new restaurant location to prepare for an intensive training program for all team members hired for the new restaurant opening. Part of the training team remains on-site for a period after the opening of the restaurant while an additional team provides several weeks of support following opening.

Recruiting and Retention

At Bad Daddy’s we seek to hire experienced restaurant managers. We support employees by offering competitive wages and benefits, including a matching 401(k) plan, medical insurance, and incentive plans at every level of management that are tied to performance against key goals and objectives. We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement. We also provide various other incentives, including paid time off, communication allowances, incentive performance bonuses and referral bonuses. We have implemented an online screening and hiring tool that has proven to reduce hourly employee turnover.

Franchising

For Good Times, we have previously prepared forms of area rights and franchise agreements and advertising material to be utilized in soliciting prospective franchisees. We have historically sought to attract franchisees that are experienced restaurant operators, are well capitalized and have demonstrated the ability to develop one to five restaurants.  We review sites selected for franchises and monitor performance of franchise units. Currently, we are not actively soliciting new franchisees but are assessing potential future growth strategies that include the development of franchised Good Times restaurants.

We currently have one license agreement for a Bad Daddy’s location in the Charlotte Douglas International Airport. We currently have four Good Times restaurants operating under franchise agreements in the greater Denver metropolitan area and two dual-branded franchised restaurants operating in Wyoming. In addition, six joint-venture restaurants are operating in the Denver metropolitan area media market.

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

Management Information Systems

The systems in our restaurants are designed in a manner to minimize the amount of time our managers spend on administrative tasks. We utilize up-to-date versions of a leading point-of-sale system in each of our company-owned restaurants that captures transaction-level data required to support information about sales, product mix, and average check. The configuration of restaurant point-of-sales systems is performed by our technology shared service capability.

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

Employees

At September 26, 2023, we had approximately 2,245 active employees of which 2,016 are hourly team members and 229 are salaried managers or professional staff working full time. We strive to provide competitive salary and benefits, strong development opportunities, and a meaningful job or career for all of our employees and believe that this has translated into good employee relations. None of our employees are covered by a collective bargaining agreement.

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

Available Information

Our Internet website address is goodtimesburgers.com. We make available through our website’s investor relations information section our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under applicable securities laws as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our website information is not part of or incorporated by reference into this Annual Report on Form 10-K.

Special Note About Forward-Looking Statements

This Form 10-K may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbors created thereby. A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are related to, among other things:

●	our expectations as to the impact of a global or regional pandemic or epidemic on our business;

●	the sufficiency of the supply of commodities and labor pool to carry on our business;

●	anticipated price increases and the impact of inflation

●	business objectives and strategic plans;

●	operating strategies;

●	our ability to open and operate additional restaurants profitably and the timing of such openings;

●	expectations that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations;

●	restaurant and franchise acquisitions;

●	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

●	estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

●	anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

●	future capital expenditures;

●	our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal 2023;

●	success of advertising and marketing activities;

●	the absence of any material adverse impact arising out of any current litigation in which we are involved;

●	impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

●	expectations regarding competition and our competitive advantages;

●	impact of our trademarks, service marks, and other proprietary rights; and

●	effectiveness of our internal control over financial reporting.

Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statements appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates in Part II, Item 7, and Risk Factors in Part I, Item 1A, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; increased competition in the quick-service restaurant market; costs and availability of food and beverage inventory; the increasing inflationary environment, supply chain constraints; our ability to attract qualified managers, employees, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by employees, franchisees, customers, vendors, shareholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards, policies and practices or related interpretations by auditors or regulatory entities. Additionally, in the context of a global or regional pandemic or epidemic, future facts and circumstances could change and impact assumptions relied upon in our forward-looking statements.

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

You should carefully consider the following risk factors before making an investment decision with respect to our securities. You are cautioned that the risk factors discussed below are not exhaustive.

Risks Related to Our Business

Our operations are susceptible to the cost of and changes in food availability which could adversely affect our operating results.

Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, seasonality and supply chain impacts due to pandemics or other public health situations may affect our food costs or cause a disruption in our supply chain. We enter annual contracts with our chicken and other miscellaneous suppliers. Our Good Times contracts for chicken are fixed price contracts. Our Bad Daddy’s contracts for chicken and all contracts for beef are generally based on current market prices plus a processing fee. Changes in the price or availability of our all-natural chicken or beef supply or other commodities could materially adversely affect our profitability. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not be able to pass along higher costs through price increases to our customers.

Macroeconomic conditions and inflation could affect our operating results.

General economic conditions, including economic downturns related to pandemics or other public health emergencies, have adversely affected our results of operations and may continue to do so. Similarly, significant inflation has negatively affected our labor and product input costs and could continue to do so. If the economy experiences a more significant economic downturn or there are uncertainties regarding continued economic prosperity, declines in stock market indices, or other negative macroeconomic occurrences, consumer spending and the unemployment rate may be affected, which may adversely affect our sales in the future. A proliferation of heavy discounting or highly competitive pricing by our major competitors may also negatively affect our sales and operating results.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy employees. Qualified individuals needed to fill these positions are in short supply in some areas, and in fiscal 2023 we have seen an extreme shortage of qualified workers by historical standards as has been reported in various news outlets. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. Most of our employees are paid market wages on an hourly basis that are influenced by applicable minimum wage regulations. Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

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

If we fail to appropriately plan and sustain our workforce and proactively respond to employee dissatisfaction, it could adversely impact guest satisfaction and operational efficiency, lead to increased litigation and unionization efforts and negatively impact restaurant profitability. Our restaurants could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively and meet customer demand could be limited. Difficulties recruiting and retaining new restaurant crew members in a timely manner also negatively impacts our ability to grow sales at existing restaurants and open new restaurants. Any or all of these factors could materially adversely affect our financial performance.

The outbreak of, and local, state and federal governmental responses to, pandemics or other future health concerns have previously significantly disrupted and could disrupt our business again in the future, which has and could materially affect our financial condition and operating results.

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

International conflicts could disrupt our business and could materially affect our financial condition and operating results.

Although we conduct all of our restaurant operations within the USA, worldwide product supply chains have been impacted by international conflicts, which have expanded into new regions of the world recently. The lack of availability of supplies of such products may impact the availability and supplier pricing for products purchased by us for use in our business, which could result in higher food and packaging costs or reduced revenues. Consumer behavior may also be affected by international conflicts and may result in reduced traffic and sales at our restaurants.

We have accumulated losses and cannot guarantee future profits.

We have incurred losses in 29 of our 36 years since inception. As of September 26, 2023, we had an accumulated deficit of $19,235,000. Though we recognized net income in fiscal 2023, in light of the uncertainty of macro-economic conditions, increasing inflation and other factors affecting our supply chain and employee markets, we cannot provide assurance that we will produce income again or generate a loss for the fiscal year ending September 24, 2024.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same store sales for twelve of the past thirteen years at Good Times. We have operated Bad Daddy’s for a shorter period of time and have recently experienced declines in same store sales. Same store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance and could be greatly impacted by changes in general customer behavior and preferences. If our same store sales decline, and our operating costs increase, our ability to attain profitability will be adversely affected.

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

Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, seasonality and supply chain impacts due to pandemics or other public health situations may affect our food costs or cause a disruption in our supply chain. We enter annual contracts with our chicken and other miscellaneous suppliers. Our Good Times contracts for chicken are fixed price contracts. Our Bad Daddy’s contracts for chicken and all contracts for beef are generally based on current market prices plus a processing fee. Changes in the price or availability of our all-natural chicken or beef supply or other commodities could materially adversely affect our profitability. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not be able to pass along higher costs through price increases to our customers.

Macroeconomic conditions and inflation could affect our operating results.

General economic conditions, including economic downturns related to pandemics or other public health emergencies, have adversely affected our results of operations and may continue to do so. Similarly, significant inflation has negatively affected our labor and product input costs and could continue to do so. If the economy experiences a more significant economic downturn or there are uncertainties regarding continued economic prosperity, declines in stock market indices, or other negative macroeconomic occurrences, consumer spending and the unemployment rate may be affected, which may adversely affect our sales in the future.  A proliferation of heavy discounting or highly competitive pricing by our major competitors may also negatively affect our sales and operating results.

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

Franchisees are independent contractors and are not our employees. We provide training and support to franchisees; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. Our image and reputation, and the image and reputation of other franchisees, may suffer materially, and system-wide sales could significantly decline if our franchisees do not operate successfully.

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, in particular Ryan Zink, our President and Chief Executive Officer and Don Stack, our Senior Vice President of Operations for Good Times. Although we have entered into an employment agreement with Mr. Zink, he may voluntarily terminate his employment with us at any time. In addition, we do not currently maintain key-person insurance on the lives of Messrs. Zink or Stack. We have not entered into an employment agreement with Mr. Stack. The loss of services by Messrs. Zink or Stack, or those of other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

The Bad Daddy’s Burger Bar concept has been in existence for approximately sixteen years and the average age for all Bad Daddy’s restaurants, as of the date of this filing, is 7.0 years. Existing restaurants are currently located in Alabama, Colorado, Georgia, North Carolina, Oklahoma, South Carolina, and Tennessee. Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful. Though the Company currently has no franchisee-owned restaurants, the Company has offered franchises in the past and may do so again in the future. There is no guarantee that we will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when, such franchises are granted, the restaurants developed by franchisees will be successful.

Costs associated with our employee health care programs continue to escalate and we may not be able to fully pass along those cost increases to employees.

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

The trading price of our shares of common stock has from time-to-time fluctuated widely and, in the future may be subject to similar fluctuations. This volatility may affect the price at which you could sell your common stock. The market price of our common stock is likely to continue to be volatile and may fluctuate significantly in response to many factors, including:

●	the impact pandemics, including the COVID-19 pandemic on our business;

●	operating results that vary from the expectations of management, securities analysts and investors;

●	developments in our business;

●	the operating and securities price performance of companies that investors consider to be comparable to us;

●	announcements of implementation of strategic transactions or developments and other material events by us or our competitors;

●	negative economic conditions that adversely affect the economy, commodity prices, the job market and other factors that may affect the markets in which we operate;

●	publication of research reports about us or the sectors in which we operate generally;

●	changes in market valuations of similar companies;

●	additions or departures of key management personnel;

●	actions by institutional shareholders;

●	speculation in the press or investment community; and

●	the realization of any of the other risk factors included in this Annual Report on Form 10-K.

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

We currently lease approximately 7,650 square feet of space for our executive offices in Golden, Colorado for approximately $122,400 per year, under a lease agreement which expires in October 2027.

Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive thru format and approximately 2,100 to 2,400 square feet for those locations with a 45 to 70 seat dining room. With the exception of one Good Times restaurant where we own both the land and building underlying, we do not own the land underlying these restaurants and either lease the land or the land and building. In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet. The buildings are situated on lots of approximately 18,000 to 50,000 square feet. Any future development is expected to be conducted through a combination of ground leases and land purchases.

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

All of the restaurants are regularly maintained by our repair and maintenance staff as well as by outside contractors, when necessary. We believe that all of our properties are in good condition and that there will be a need for periodic capital expenditures to maintain the operational and aesthetic integrity of our properties for the foreseeable future, including recurring maintenance and periodic capital improvements. All of our properties are covered up to replacement cost under our property and casualty insurance policies and in the opinion of management are adequately covered by insurance. Our restaurants serve as collateral for the Cadence Credit Facility as discussed in the Notes to Consolidated Financial Statements included in this report.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings affecting the Company, see Note 5 to the audited Consolidated Financial Statements included in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Common Stock are listed for trading on the NASDAQ Capital Market under the symbol “GTIM”. As of December 14, 2023, there were approximately 53 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these holders of record.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of September 26, 2023, the Company has purchased approximately 1,127,188 shares of its common stock pursuant to the share repurchase plan leaving approximately $1,778,000 available for repurchases under the plan.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
6/28/2023 – 7/25/2023	62,530	$3.44	62,530
7/26/2023 – 8/22/2023	54,850	$2.99	54,850
8/23/2023 – 9/26/2023	58,760	$2.88	58,760
Total	176,140		176,140	$1,778,000

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprises 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Our discussion for the fiscal years ending September 26, 2023 and September 27, 2022 each cover periods of 52 full calendar weeks.

The following tables present information about our reportable segments for the respective periods, all dollar values are represented in thousands:

	Fiscal Year
	2023 (52 Weeks)		2022 (52 Weeks)
Bad Daddy’s:
Restaurant sales	$102,241	99.7%	$103,216	99.7%
Franchise revenues	276	0.3%	286	0.3%
Restaurant operating costs: (1)
Food and packaging costs	31,972	31.3%	33,155	32.1%
Payroll and employee benefit costs	35,892	35.1%	35,085	34%
Restaurant occupancy and other costs	21,476	21.0%	21,187	20.5%
Depreciation & amortization	3,060	3.0%	3,234	3.1%
Preopening costs	484	0.5%	51	0.0%
Total restaurant operating costs	$92,884	90.9%	$92,712	89.8%
General & administrative costs (2)	7,594	7.4%	7,127	6.9%
Advertising costs	1,866	1.8%	1,827	1.8%
Asset impairment costs	1,519	1.5%	2,647	2.6%
Gain on disposal of assets	(4)	0.0%	0	0.0%
Income (loss) from operations	(1,342)	(1.3% )	(811)	(0.8% )

Good Times:
Restaurant sales	$34,988	98.3%	$34,034	98.1%
Franchise revenues	617	1.7%	664	1.9%
Restaurant operating costs: (1)
Food and packaging costs	10,938	31.3%	10,722	31.5%
Payroll and employee benefit costs	11,657	33.3%	11,430	33.6%
Restaurant occupancy and other costs	7,144	20.4%	6,768	19.9%
Depreciation & amortization	603	1.7%	661	1.9%
Total restaurant operating costs	$30,342	86.7%	$29,581	86.9%
General & administrative costs (2)	1,533	4.3%	3,401	9.8%
Litigation Contingencies	0	0.0%	332	1.0%
Advertising costs	1,392	3.9%	1,337	3.9%
Asset impairment costs	70	0.2%	790	2.3%
Gain on restaurant asset sale	(37)	(0.1% )	(676)	(1.9% )
Income from operations	$2,305	6.5%	$(67)	(0.2% )

(1) Restaurant operating costs are expressed as a percentage of restaurant sales.

(2) Includes direct and allocated corporate general and administrative costs.

Bad Daddy’s Restaurants

We currently operate forty company-owned Bad Daddy’s restaurants, including five restaurants that were previously owned by subsidiaries with third parties. We acquired the non-controlling interests in those subsidiaries during January 2023. We also license one restaurant in North Carolina. We anticipate opening one new Bad Daddy’s restaurant during fiscal 2024. Due to the volatile rate of inflation of our raw products, we cannot, at this time, reasonably predict our expected price increases during fiscal 2024 at our Bad Daddy’s restaurants. Commodity costs have in general trended moderately upward early in fiscal 2024.

Good Times Burgers & Frozen Custard Restaurants

We currently operate twenty-five company-owned and joint-venture Good Times restaurants all in the state of Colorado. In addition, we have six Good Times franchise restaurants, four operating in Colorado and two in Wyoming.

Due to the volatility in the rate of inflation of our raw products, we cannot at this time reasonably predict our expected price increases during fiscal 2024 at our Good Times restaurants. Commodity costs have in general trended moderately upward early in fiscal 2024.

Impact of Inflation at Both Concepts

Commodity prices, particularly for key proteins, have recently been at near-record highs and have exhibited extreme volatility. During the fourth quarter of fiscal 2023 we experienced meaningful price inflation which has continued into our first quarter of 2024. We are experiencing price inflation in most goods, including paper and packaging, other restaurant supplies, and energy (utilities) costs.

In addition to food and supplies cost inflation, we have also experienced the need to meaningfully increase wages to attract restaurant employees. While we are hopeful that wage rate inflation moderates, the persistent shortage of qualified workers, and in Colorado inflation-indexed statutory wage rate increases are creating upward pressure on wages.

We have historically used menu price increases to manage profitability in times of inflation, however the current unusually high rate of inflation, both of goods and labor, exceeds what we believe we can reasonably pass through to our customers without negatively affecting frequency and trial by our customers.

Same Store Sales

Same store sales for each brand represent the comparison of restaurant sales in the current year, to the same comparable weeks in the immediately preceding fiscal year for those stores open for at least 18 months. Same store sales is a commonly used metric in the restaurant industry and management believes it is an indicator of strength of a brand and its existing restaurant locations. Further, management believes that by excluding growth achieved through new unit development, same store sales provide a metric that measures organic growth within the Company’s existing restaurants.

Results of Operations for Fiscal 2023 Compared to Fiscal 2022

Net Revenues: Net revenues for fiscal 2023 decreased $78,000 (-0.1%) to $138,122,000 from $138,200,000 for fiscal 2022. Bad Daddy’s concept revenues decreased $985,000 while our Good Times concept revenues increased $907,000.

Bad Daddy’s restaurant sales decreased $975,000 to $102,241,000 in fiscal 2023 from $103,216,000 in fiscal 2022. Sales were negatively affected by the closure of the Cherry Creek location and the temporary closure of one restaurant for remodeling. Sales were also affected by reduced customer traffic, more heavily in the Atlanta and Raleigh markets, partially offset by menu price increases. Bad Daddy’s same store restaurant sales, also referred to as comparable sales, increased 0.1% during fiscal 2023 compared to fiscal 2022. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. This increase is due to average menu price increases throughout the year, offset by weaker traffic in some markets. The average menu price increase was approximately 4.4% in 2023 over 2022. There were thirty-nine restaurants included in the same store sales base at the end of the fiscal year. Additionally, net revenues for fiscal 2023 were decreased by $10,000 in lower franchise royalties and license fees compared to the prior fiscal year, primarily related the acquisition of a franchisee-owned restaurant in mid-fiscal 2022. Fiscal 2022 revenues for Bad Daddy's include franchise advertising contributions of $9,000.

Additional sales data related to Bad Daddy’s company-owned restaurants:

	Fiscal Year
	2023	2022
Total operating store weeks	2,042.5	2,054.0
Average sales per week	$50,100	$50,300
Annualized net sales per square foot (1)	$694	$685

(1) Based on comparable stores for the full fiscal year.

Good Times restaurant sales increased $954,000 to $34,988,000 in fiscal 2023 from $34,034,000 in fiscal 2022. This increase is primarily due to menu price increases. Same store restaurant sales increased 3.7% during fiscal 2023 compared to fiscal 2022. This increase is primarily due to menu price increases, slightly offset by lower traffic. The average menu price increase in fiscal 2023 over fiscal 2022 was approximately 8.9%. Additionally, revenues for fiscal 2023 decreased by $47,000 in lower franchise revenues compared to fiscal 2022. Fiscal 2023 and fiscal 2022 for Good Times include franchise advertising contributions of $261,000 and $273,000, respectively.

Average Good Times restaurant sales for company-owned and joint venture restaurants open the entire 2023 and 2022 fiscal years were as follows:

	Fiscal Year
	2023	2022
Average annual unit volume	$1,506,000	$1,455,000

During fiscal 2023, company-operated Good Times restaurants’ sales for restaurants that had been open a full eighteen months ranged from a low of $908,502 to a high of $2,426,689.

Food and Packaging Costs: For fiscal 2023, food and packaging costs decreased $967,000 to $42,910,000 (31.3% of restaurant sales) compared to $43,877,000 (32.0% of restaurant sales) in fiscal 2022.

Bad Daddy’s food and packaging costs were $31,972,000 (31.3% of restaurant sales) in fiscal 2023, down from $33,155,000 (32.1% of restaurant sales) in fiscal 2022. This decrease is primarily attributable to a combination of lower restaurant sales during the current fiscal year versus the prior fiscal year and lower purchase prices for food and paper goods. The decrease, as a percent of sales, is attributable to the impact of a 4.4% average annual increase in menu pricing as well as generally lower purchase prices in our commodity basket compared to the prior-year period.

Good Times food and packaging costs were $10,938,000 (31.3% of restaurant sales) in fiscal 2023, up from $10,722,000 (31.5% of restaurant sales) in fiscal 2022. This increase is primarily attributable to the impact of higher sales and higher purchase prices on food and paper goods, partially offset by the impact of an 8.9% increase in menu pricing.

Payroll and Other Employee Benefit Costs: For fiscal 2023, payroll and other employee benefit costs increased $1,034,000 to $47,549,000 (34.6% of restaurant sales) compared to $46,515,000 (33.9% of restaurant sales) in fiscal 2022.

Bad Daddy’s payroll and other employee benefit costs were $35,892,000 (35.1% of restaurant sales) for fiscal 2023, up from $35,085,000 (34.0% of restaurant sales) in fiscal 2022. The $807,000 increase is primarily attributable to higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 1.1% primarily attributable to higher average wage rates paid to attract qualified employees and higher levels of management staffing.

Good Times payroll and other employee benefit costs were $11,657,000 (33.3% of restaurant sales) in fiscal 2023, up from $11,430,000 (33.6% of restaurant sales) in fiscal 2022. The $227,000 increase is attributable to higher sales and higher average wage rates, partially offset by increased labor productivity. As a percent of sales, payroll and employee benefits costs decreased by 0.3% in fiscal 2023 compared to fiscal 2022. This decrease was primarily attributable to an 8.9% increase in menu pricing, mostly offset by increased wage rates.

Occupancy Costs: Occupancy costs include rent, real and personal property taxes, common area maintenance expenses, licenses and insurance expense. For fiscal 2023, occupancy costs increased $167,000 from $9,440,000 (6.9% of restaurant sales) in fiscal 2022 to $9,607,000 (7.0% of restaurant sales).

Bad Daddy’s occupancy costs were $6,642,000 (6.5% of restaurant sales) for fiscal 2023, down from $6,668,000 (6.5% of restaurant sales) in fiscal 2022.

Good Times occupancy costs were $2,965,000 (8.5% of restaurant sales) in fiscal 2023, up from $2,772,000 (8.1% of restaurant sales) in fiscal 2022. The increase was primarily attributable to increased property and liability insurance costs.

Other Operating Costs: For fiscal 2023, other operating costs increased $498,000 to $19,013,000 (13.9% of restaurant sales) up from $18,515,000 (13.5% of restaurant sales) in fiscal 2022.

Bad Daddy’s other operating costs were $14,834,000 (14.5% of restaurant sales) for fiscal 2023, up from $14,519,000 (14.1% of restaurant sales) in fiscal 2022. The $315,000 increase was attributable to higher utility and repair and maintenance expenses, as well as increased customer delivery fees, offset by reduced technology-related expenses.

Good Times other operating costs were $4,179,000 (11.9% of restaurant sales) in fiscal 2023, up from $3,996,000 (11.7% of restaurant sales) in fiscal 2022. The increase was primarily attributable to increases in commissions paid to delivery service providers due to increases in overall delivery sales, higher utility expenses, and general price inflation in operating supplies costs, offset by decreased repair and maintenance and technology-related expenses.

New Store Preopening Costs: For fiscal 2023, we incurred $484,000 of preopening costs compared to $51,000 in fiscal 2022. The preopening costs in the current fiscal year are primarily related to one new Bad Daddy’s restaurant opened in the fourth quarter and to the closure and remodel of the previously franchisee-owned Bad Daddy’s during the second and third fiscal quarters. Preopening costs in the prior fiscal year were primarily attributable to one restaurant that was purchased from a franchisee in the second quarter of fiscal 2022. Preopening costs typically occur over a period of approximately five months and we expect to spend approximately $300,000 to $400,000 per location depending upon specific factors associated with the opening.

Depreciation and Amortization Costs: Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and leasehold interests. For fiscal 2023, depreciation and amortization costs decreased $232,000 to $3,663,000 compared to $3,895,000 in fiscal 2022. The decreases at both concepts are due to assets performing past their estimated usable lives and the prior-year impairment of assets, partially offset by new asset additions in existing restaurants.

Bad Daddy’s depreciation costs decreased $174,000 from $3,234,000 in fiscal 2022 to $3,060,000 in fiscal 2023.

Good Times depreciation costs decreased $58,000 from $661,000 in fiscal 2022 to $603,000 in fiscal 2023.

General and Administrative Costs: General and administrative costs include all corporate and administrative functions. Components of this category include accounting and administrative costs, regional and franchise support salaries and benefits; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses. For fiscal 2023, general and administrative costs decreased $1,379,000 from $10,506,000 (7.6% of total revenue) in fiscal 2022 to $9,127,000 (6.6% of total revenue) in fiscal 2023.

The $1,379,000 decrease in general and administrative expenses in fiscal 2023 is primarily attributable to:

●

Decrease of $1,522,000 related to legal and professional services fees including reduced legal fees in connection with the fiscal 2022 trial in the White Winston lawsuit as described in Note 5 of the Consolidated Financial Statements

●	Decrease of $221,000 related to business insurance including D&O, EPL, and cyber coverage
●	Decrease of $184,000 related to office lease and equipment expenses
●	Decrease of $119,000 related to incentive stock compensation
●	Decrease of $67,000 related to reduced health insurance costs and underwriting losses
●	Increase of $392,000 related to regional and multi-unit supervision
●	Increase of $397,000 related to technology-related expenses
●

Increase of $70,000 related to recruiting and training-related costs, including travel and temporary lodging for new managers during their training period, costs related to our annual general manager conference, and costs related to a training event for multi-unit managers from both brands

●	Increase of $34,000 in general travel-related expenses
●	Net decreases in all other expenses of $159,000

We expect general and administrative costs to continue to increase slightly from fiscal 2023 to fiscal 2024 due to increased insurance and health costs, and as we make investments in new human resource and financial management systems.

Advertising Costs: For fiscal 2023, advertising costs increased $94,000 from $3,164,000 (2.3% of total revenues) in fiscal 2022 to $3,258,000 (2.4% of total revenues) in fiscal 2023.

Bad Daddy’s advertising costs increased $39,000 from $1,827,000 (1.8% of total revenues) in fiscal 2022 to $1,866,000 (1.8% of total revenues) in fiscal 2023. The increase is primarily due to recognition of commission earned by third parties on gift cards sold through large-box retailers. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. All restaurants contribute to an advertising materials fund based on a percentage of restaurant sales. The prior year includes advertising costs of $9,000 associated with franchise advertising contributions.

We anticipate that in fiscal 2024, Bad Daddy’s advertising costs as a percentage of total revenues will remain consistent with fiscal 2023.

Good Times advertising costs increased $55,000 from $1,337,000 (3.9% of total revenues) in fiscal 2022 to $1,392,000 (3.9% of total revenues) in fiscal 2023. The increase is primarily due to increased gift card related expenses. Good Times advertising costs consist primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide radio advertising, social media, on-site and point-of-purchase materials. The percentage contribution paid to the regional advertising cooperative was reduced at the start of the current fiscal year associated with a change in expected media mix. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

We anticipate that in fiscal 2024 Good Times advertising costs as a percentage of net revenues will remain relatively stable, between approximately 3.5% and 4.0%.

Gain or Loss on Restaurant Asset Disposals: For fiscal 2023, the gain on restaurant asset disposals was $41,000 compared to a gain of $676,000 in fiscal 2022. The gain in both fiscal 2023 and 2022 is primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants, and additionally in 2022 to the termination of a lease of a Good Times restaurant.

Long-lived Asset Impairment Charges: For fiscal 2023, the asset impairment charge was $1,589,000 compared to $3,437,000 in fiscal 2022. We review long-lived assets and intangibles subject to amortization for impairment when there are factors that indicate the carrying value of such assets may not be recoverable. During fiscal 2023 we recorded non-cash charges of $1,519,000 and $70,000 related to four Bad Daddy’s locations and two Good Times locations, respectively. During fiscal 2022 we recorded non-cash charges of $2,647,000 and $790,000 related to two Bad Daddy’s locations and three Good Times restaurants, respectively.

Litigation Contingencies: The Company did not record any changes in litigation contingencies in fiscal 2023. The Company recorded a contingent loss of $332,000 in fiscal 2022 related to in-process litigation.

Income (Loss) from Operations: Income from operations was $963,000 in fiscal 2023 compared to loss from operations of $878,000 in fiscal 2022.

The change from fiscal 2022 to fiscal 2023 was primarily attributable to a decrease in general and administrative costs and a decrease in asset impairment costs, offset by increases in restaurant operating costs.

Interest Expense. Interest expense was $78,000 during fiscal 2023, primarily related to the amortization of loan initiation fees, compared with $54,000 during fiscal 2022.

Provision for Income Taxes. Provision for income taxes was a $10,787,000 benefit for fiscal 2023, compared to $5,000 benefit for fiscal 2022. This most significant driver of this provision was the release of the valuation allowance previously assessed on the deferred tax assets. See Note 7 to the Consolidated Financial Statements included in this report for further information.

Net (Loss) Income: Net income for fiscal 2023 was $11,672,000 compared to net loss of $927,000 in fiscal 2022. The change from fiscal 2022 to fiscal 2023 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests: For fiscal 2023, the income attributable to non-controlling interests was $586,000 compared to $1,714,000 in fiscal 2022. The non-controlling interest represents the limited partner’s share of income in the Good Times and Bad Daddy’s joint-venture restaurants. $219,000 of the current year income is attributable to the Bad Daddy’s joint-venture restaurants, compared to $1,185,000 in the prior year. This reduction is primarily due to the acquisition by the Company during January of the interests in the limited liability companies held by non-controlling parties. $367,000 of the current year income is attributable to the Good Times joint-venture restaurants, compared to $529,000 in the prior year, such reduction is primarily due to reduced profitability of the restaurants involved in the limited partnership with a non-controlling partner.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2023	2022
Net (loss) income, as reported	$11,086	$(2,641)
Depreciation and amortization (a)	3,617	3,796
Provision for income taxes	(10,787)	(5)
Interest expense, net	78	54
EBITDA	3,994	1,204
Preopening expense (a) (1)	484	51
Non-cash stock-based compensation (2)	131	250
GAAP rent – cash rent difference (3)	(666)	(403)
Gain on disposal of assets (4)	(41)	(538)
One-time special allocation to Bad Daddy’s partnerships	-	516
Litigation Contingencies	-	332
Asset impairment charges (5)	1,589	3,437
Adjusted EBITDA	$5,491	$4,849

(a)	Depreciation and amortization expenses are presented net of the share attributable to the non-controlling interest.
(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 8 to the Consolidated Financial Statements.
(3)	Represents the excess of cash rent incurred over the amount of GAAP rent recorded in the financial statements.
(4)	Primarily related to deferred gains on previous sale-leaseback transactions on two Good Times restaurants.
(5)	Represents costs recognized in connection the asset impairment charges as described in Note 1 to the Consolidated Financial Statements.

Depreciation and amortization, preopening expense, asset impairment charge, and the difference between GAAP rent and cash rent have been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital: As of September 26, 2023, we had a working capital deficit of $8,297,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days. Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current- and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2023. We anticipate any commitments in fiscal 2024 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

Financing

Cadence Credit Facility:

The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”) pursuant to which, Cadence agreed to loan the Company up to $8,000,000, which has a maturity date of April 20, 2028 (the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

Proceeds from the Cadence Credit Facility, if and when drawn, may be used (i) to fund new restaurant development, (ii) to finance the buyout of non-controlling partners in certain restaurants, (iii) to finance the redemption, purchase or other acquisition of equity interests in the Company and (iv) for working capital and other general corporate purposes.

The Cadence Credit Facility includes customary affirmative and negative covenants and events of default. The Cadence Credit Facility also requires the Company to maintain various financial condition ratios, including minimum liquidity, an amended maximum leverage ratio and an amended minimum fixed charge coverage ratio. In addition, to the extent the aggregate outstanding balance under the revolver under the Cadence Credit Facility exceeds $4.0 million, the Company is required to meet a new specified leverage ratio, on a pro forma basis, before making further borrowings as well as certain restricted payments, investments and growth capital expenditures. As of the date of filing of this report, the Company was in compliance with each of these covenants under the Cadence Credit Facility.

As of September 26, 2023 the interest rate applicable to borrowings under the Cadence Credit Facility was 8.42%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of September 26, 2023, the unamortized balance of these fees was $122,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of September 26, 2023, there were $750,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 26, 2023, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $7,240,000 of committed funds available.

Total interest expense on notes payable was $31,000 and $20,000 for fiscal 2023 and 2022, respectively.

Cash Flows: Net cash provided by operating activities was $7,965,000 for fiscal 2023 compared to net cash provided by operating activities of $5,291,000 in fiscal 2022.  The net cash provided by operating activities for fiscal 2023 was the result of net income of $11,672,000 offset by non-cash reconciling items totaling ($3,707,000). These reconciling items are comprised of 1) depreciation and amortization of general assets of $3,752,000,  2) a decrease in the recognition of deferred gain on sale of buildings of $37,000, 3) gain on asset disposals of $4,000, 4) impairment of long-lived assets of $1,589,000, 5) stock-based compensation expense of $131,000, 6) a decrease in receivables and other assets of $466,000, 7) a decrease in deferred liabilities and accrued expenses of $353,000, 8) an increase in accounts payable of $1,866,000, 9) a net decrease in amounts related to our operating leases of $327,000, and 10) a provision for income taxes of $10,790,000.

Net cash used in investing activities in fiscal 2023 was $10,443,000 compared to net cash used in investing activities of $2,624,000 in fiscal 2022. Fiscal 2023 activity primarily reflects the purchases of property and equipment of $4,771,000, the $4,394,000 purchase of non-controlling interests in subsidiaries, as well as acquisitions of restaurants from franchisees of $1,326,000. Purchases of property and equipment were comprised of the following:

●	$1,915,000 for construction of one new Bad Daddy’s restaurant;

●	$588,000 for remodels of two Bad Daddy’s restaurants;

●	$1,097,000 for Good Times menu board and signage projects;

●	$205,000 for remodels of four Good Times restaurants;

●	$488,000 for miscellaneous capital expenditures related to our Bad Daddy’s restaurants;

●	$307,000 for miscellaneous capital expenditures related to our Good Times restaurants;

●	$7,000 for miscellaneous capital expenditures related to our restaurant support center;

●	$164,000 for various Bad Daddy’s and Good Times equipment purchases for work in progress at the end of fiscal 2023, carrying into fiscal 2024.

Net cash used in financing activities in fiscal 2023 was $2,246,000 compared to net cash provided by financing activities of $2,617,000 in fiscal 2022. The fiscal 2023 activity is comprised of the purchase of treasury stock equal to $2,274,000, borrowings from notes payable of $750,000, restricted stock vesting settled in cash of $92,000, proceeds from the exercise of stock options equal to $5,000, and net distributions to non-controlling interests of $635,000.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable. During the fiscal year ended September 26, 2023, the Company had income of $23,000 related to contingent rent adjustments.

Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance charges, and various other expenses related to properties, which are expensed as incurred.

Employee Medical Plans: We sponsor health and welfare plans that provide medical insurance benefits to certain of our employees. We partially self-insure against claims made by participants in this plan and maintain coverage above a certain threshold for claims against individual claimants within a plan year (the “stop loss limit”). Prior to each plan year, we underwrite the plans based upon their then-current membership and estimate aggregate claims costs for the next plan year for each plan on a per-member average basis. Estimated costs (net of any employee contribution) are recognized as part of restaurant labor for restaurant employees. Estimated costs (net of any employee contribution) for non-restaurant employees are recognized as part of General and Administrative expenses. During the year, we periodically review claims costs against estimates made prior to the inception of the plan year. Significant differences between actual and estimated claims activity (“underwriting losses” or “underwriting gains”) are recognized as part of General and Administrative expenses. Due to the relatively small number of members in the plans, should we have a significant number of members with high-cost claims in any given year, we may experience significant underwriting losses.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company’s tax years corresponding to the Company’s fiscal years 2020 through 2022 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $0 for interest and penalties as of September 26, 2023.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 26, 2023. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on this assessment, our management concluded that, as of September 26, 2023, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal year ended September 26, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s fourth quarter for the fiscal year internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Nothing to report.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive proxy statement for our 2024 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

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

Board Diversity Matrix (as of December 14, 2023*):

Board Size:
Total Number of Directors	4
Gender:
	Male	Female	Non- Binary	Gender Undisclosed

Number of directors based on gender identity	3	1	-	-
Number of directors who identify in any of the categories below:
African American or Black	-	-	-	-
Alaskan Native or American Indian	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	3	1	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Undisclosed	-

*The only change to this information from our last reported Board Diversity Matrix (available in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2022 as filed with the SEC on December 15, 2022) is that Geoffrey R. Bailey retired as member of the Board effective September 7, 2023.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement relating to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

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

2.2

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

Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)

3.3

Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

3.4

Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)

3.5

Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)

3.6

Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)

3.7

Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)

3.8

Amended and Restated Bylaws of Good Times Restaurants Inc. dated April 20, 2023 (previously filed as Exhibit 3.1 on Form 8-K filed April 26, 2023 (File No. 000-18590) and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)

4.2*	Description of Securities
10.1+

Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)

10.2+

Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)

10.3+

Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Annex B to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)

10.4+

Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)

10.5+

Amendment to the Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed December 18, 2020 (File No. 000-18590) and incorporated herein by reference)

10.6+

Second Amendment to the Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed on December 16, 2021 (File No. 000-18590) and incorporated herein by reference

10.7

Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)

10.8

Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)

10.9

Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

10.10+

Employment Agreement, effective August 1, 2017, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 19, 2017 (File No. 000-18590) and incorporated herein by reference)

10.11+

Amended Employment Agreement, effective August 5, 2019, by and between Good Times Restaurants Inc. and Ryan M. Zink (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 9, 2019 (File No. 000-18590) and incorporated herein by reference)

10.12+

Amended and Restated Employment Agreement, dated April 6, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 10, 2020 (File No. 000-18590) and incorporated herein by reference)

10.13+

Second Amended and Restated Employment Agreement, dated December 24, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2020 (File No. 000-18590) and incorporated herein by reference)

10.14+

First Amendment to Second Amended and Restated Employment Agreement, dated September 28, 2022, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2022 (File No. 000-18590) and incorporated herein by reference)

10.15	Cadence Bank Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.16

Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)

10.17

Cadence Bank First Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 12, 2017 (File No. 000-18590) and incorporated herein by reference)

10.18

Cadence Bank Second Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2018 (File No. 000-18590) and incorporated herein by reference)

10.19

Cadence Bank Third Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 10-Q filed May 10, 2019 (File No. 000-18590) and incorporated herein by reference)

10.20

Cadence Bank Fourth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 13, 2019 (File No. 000-18590) and incorporated herein by reference)

10.21

Cadence Bank Fifth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 14, 2021 (File No. 000-18590) and incorporated herein by reference)

10.22

Cadence Bank Sixth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 16, 2021 (File No. 000-18590) and incorporated herein by reference)

10.23

Cadence Bank Seventh Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 3, 2022 (File No. 000-18590) and incorporated herein by reference)

10.24

Cadence Bank Eighth Amendment to Credit Agreement and Waiver, dated January 24, 2023 by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.2 to the Registrant Current Report on Form 8-K filed on January 30, 2023 and incorporated herein by reference)

10.25

Cadence Bank Amended and Restated Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 26, 2023 (Filed No. 000-18590) and incorporated herein by reference)

10.26

Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 26, 2023 (File No. 000-18590) and incorporated herein by reference)

10.27

Consent and Forbearance Agreement, dated as of April 14, 2020 but effective March 31, 2020 by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 20, 2020 (File No. 000-18590) and incorporated herein by reference)

10.28

Promissory Note, dated as of May 7, 2020, by Bad Daddy’s International, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)

10.29

Promissory Note, dated as of May 7, 2020, by Good Times Drive-Thru Inc.in favor of Cadence Bank, NA (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)

10.30

Promissory Note, dated as of May 7, 2020, by BD of Colorado, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)

10.31

Agreement, dated March 12, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2018 (File No. 000-18590) and incorporated herein by reference)

10.32

Amendment to Agreement, dated April 13, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)

10.33	Stock Option Award Agreement between the Company and Mathew Karnes dated March 7, 2022 (previously filed as Exhibit 10.1 to the Registrant’s 8-K filed on March 8, 2022 (File No. 000-18590)
21.1*	Subsidiaries of the Company
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
97.1*	Good Times Restaurants Inc. Clawback Policy as adopted on November 9, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*         Filed herewith

+         Indicates management compensatory plan, contract, or arrangement.

(P) Paper exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
December 14, 2023
Ryan M. Zink Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan M. Zink
Ryan M. Zink, Principal Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
December 14, 2023

/s/ Charles Jobson
Charles Jobson, Director
December 14, 2023

/s/ Jason S. Maceda
Jason S. Maceda, Director
December 14, 2023

/s/ Jennifer C. Stetson
Jennifer C. Stetson, Director
December 14, 2023

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Good Times Restaurants Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and Subsidiaries (the “Company”) as of September 26, 2023 and September 27, 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 26, 2023 and September 27, 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Provision for Income Taxes and Valuation Allowance

As described in Notes 1 and 7 to the consolidated financial statements, the Company recognizes a provision for income tax benefits (expenses) and records deferred income tax assets and liabilities on its balance sheet. These amounts are determined by calculating accumulated temporary differences in book and taxable income, and carryforwards of losses. Valuation allowances are established, when necessary, to reduce net deferred income tax assets to the expected future realizable amount determined by management.

The expected future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under relevant tax laws. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), and taxable income in prior carryback year(s) if permitted under the tax law and consistent with the Company’s tax planning.

During, and as of the fiscal year ended September 26, 2023, the Company concluded it is more likely than not that the Company will realize its net deferred income tax assets, which resulted in the release of its existing valuation allowance. As a result, a provision for income taxes benefit of $10,787,000 was recognized during the fiscal year, with a resulting net deferred tax asset of $11,583,000 as of September 26, 2023.

We identified management’s determination of the release of the Company’s valuation allowance and resulting impact to the provision for income taxes, which involves estimates and significant judgments, as a critical audit matter. Management’s primary estimate in determining a valuation allowance is the projection of future sources of taxable income. Auditing management’s estimate of future sources of taxable income, which affects the recorded valuation allowances, required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

/s/ Moss Adams LLP

Denver, Colorado

December 14, 2023

We have served as the Company’s auditor since 2017.

Good Times Restaurants Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 26, 2023	September 27, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,182	$8,906
Receivables	769	694
Prepaid expenses and other	235	888
Inventories	1,407	1,387
Total current assets	6,593	11,875

PROPERTY AND EQUIPMENT
Land and building	5,722	4,670
Leasehold improvements	38,191	35,906
Fixtures and equipment	33,040	30,664
	76,953	71,240
Less accumulated depreciation and amortization	(53,917)	(48,989)
Total net property and equipment	23,036	22,251

OTHER ASSETS:
Operating lease right-of-use assets, net	39,935	42,463
Deferred tax assets, net	11,583	-
Deposits and other assets	292	166
Trademarks	3,900	3,900
Other intangibles, net	36	20
Goodwill	5,713	5,713
	61,459	52,262
TOTAL ASSETS	$91,088	$86,388
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,585	$628
Deferred income	67	48
Operating lease liabilities, current	5,787	5,430
Other accrued liabilities	6,451	6,791
Total current liabilities	14,890	12,897

LONG-TERM LIABILITIES:
Maturities of long-term debt, net of current portion	750	-
Operating lease liabilities, net of current portion	42,332	45,544
Deferred and other liabilities	122	159
Total long-term liabilities	43,204	45,703

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’&NBSP;EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value;5,000,000 shares authorized, zero shares issued and outstanding as of September 26, 2023 and September 27, 2022, respectively	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,977,433 issued; 11,446,587 and 12,274,351 shares outstanding as of September 26, 2023 and September 27, 2022, respectively	13	13
Capital contributed in excess of par value	56,701	59,427
Treasury stock, at cost 1,530,846 and 692,798 shares as of September 26, 2023 and September 27, 2022, respectively	(4,908)	(2,634)
Accumulated deficit	(19,235)	(30,321)
Total Good Times Restaurants Inc. shareholders' equity	32,571	26,485
Non-controlling interests	423	1,303
Total shareholders’ equity	32,994	27,788
TOTAL LIABILITIES AND SHAREHOLDERS’&NBSP;EQUITY	$91,088	$86,388

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal Year
	2023	2022
	(52 Weeks)	(52 Weeks)
NET REVENUES:
Restaurant sales	$137,229	$137,250
Franchise revenues	893	950
Total net revenues	138,122	138,200
RESTAURANT OPERATING COSTS:
Food and packaging costs	42,910	43,877
Payroll and other employee benefit costs	47,549	46,515
Restaurant occupancy costs	9,607	9,440
Other restaurant operating costs	19,013	18,515
Preopening costs	484	51
Depreciation and amortization	3,663	3,895
Total restaurant operating costs	123,226	122,293

General and administrative costs	9,127	10,528
Advertising costs	3,258	3,164

Impairment of long-lived assets	1,589	3,437
Gain on restaurant and equipment asset sales	(41)	(676)
Litigation Contingencies	-	332

INCOME (LOSS) FROM OPERATIONS	963	(878)

OTHER INCOME (EXPENSES):
Interest expense	(78)	(54)

NET INCOME (LOSS) BEFORE INCOME TAXES	885	(932)

Provision for income taxes	10,787	5

NET INCOME (LOSS)	11,672	(927)

Income attributable to non-controlling interests	(586)	(1,714)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$11,086	$(2,641)

NET INCOME (LOSS) PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$.94	$(.21)
Diluted	$.94	$(.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,772,778	12,464,408
Diluted	11,827,752	12,464,408

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Period from September 28, 2021 thru September 26, 2023
(In thousands, except share and per share data)

	Treasury Stock,				Capital	Non-
	at cost		Common Stock		Contributed	Controlling
			Issued	Par	in Excess of Par	Interest In	Accumulated
	Shares	Amount	Shares	Value	Value	Partnerships	Deficit	Total
BALANCES, September 28, 2021	376,351	$(1,608)	12,512,072	$13	$59,021	$1,124	$(27,680)	$30,870

Stock-based compensation cost	-	-	-	-	250	-	-	250
Shares issued through common stock grants and RSU vesting	-	-	22,622	-	-	-	-	-
Stock option exercise	-	-	56,104	-	156	-	-	156
Treasury shares purchased	316,447	(1,026)	(316,447)	-	-	-	-	(1,026)
Income attributable to non-controlling interests	-	-	-	-	-	1,714	-	1,714
Distributions to unrelated limited partners	-	-	-	-	-	(1,568)	-	(1,568)
Contributions from unrelated limited partners	-	-	-	-	-	33	-	33
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(2,641)	(2,641)

BALANCES, September 27, 2022	692,798	$(2,634)	12,274,351	$13	$59,427	$1,303	$(30,321)	$27,788

Stock-based compensation cost	-	-	-	-	131	-	-	131
Shares issued through common stock grants and RSU vesting	-	-	8,284	-	(92)	-	-	(92)
Stock option exercise	-	-	2,000	-	5	-	-	5
Treasury shares purchased	838,048	(2,274)	(838,048)	-	-	-	-	(2,274)
Income attributable to non-controlling interests	-	-	-	-	-	586	-	586
Distributions to unrelated limited partners	-	-	-	-	-	(648)	-	(648)
Contributions from unrelated limited partners	-	-	-	-	-	13	-	13
Purchase of non-controlling interests	-	-	-	-	(2,770)	(831)	-	(3,601)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	11,086	11,086

BALANCES, September 26, 2023	1,530,846	$(4,908)	11,446,587	$13	$56,701	$423	$(19,235)	$32,994

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2023	2022
	(52 Weeks)	(52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$11,672	$(927)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,752	4,057
Net change in ROU assets and operating lease liabilities	(327)	(428)
Recognition of deferred gain on sale of restaurant building	(37)	(34)
Gain on asset disposals	(4)	-
Gain on lease termination	-	(642)
Impairment of long-lived assets	1,589	3,437
Stock based compensation expense	131	250
Provision for income taxes	(10,790)	(5)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and prepaids	582	(293)
Inventories	(5)	(64)
Deposits and other assets	(111)	79
(Decrease) increase in:
Accounts payable	1,866	(654)
Deferred liabilities	19	-
Accrued and other liabilities	(372)	515
Net cash provided by operating activities	7,965	5,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(4,771)	(2,641)
Acquisition of restaurants from franchisees, net of cash acquired	(1,326)	(728)
Payments for the purchase of non-controlling interests	(4,394)	-
Proceeds from sale of fixed assets	48	-
Proceeds from lease termination	-	745
Net cash used in investing activities	(10,443)	(2,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, capital leases, and long‑term debt	750	-
Payment for the purchase of treasury stock	(2,274)	(1,026)
Payment for restricted stock vesting settled in cash	(92)	-
Proceeds from stock option exercises	5	156
Contributions from non-controlling interests	13	33
Distributions to non-controlling interests	(648)	(1,780)
Net cash used in provided by financing activities	(2,246)	(2,617)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,724)	50
CASH AND CASH EQUIVALENTS, beginning of year	8,906	8,856
CASH AND CASH EQUIVALENTS, end of year	$4,182	$8,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$31	$20
Non-cash additions of property and equipment	$91	$(214)

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts in thousands, except share and per share data)

1.         Organization and Summary of Significant Accounting Policies

Organization – Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company operates through its wholly owned subsidiaries Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BDCO”), Bad Daddy’s Franchise Development, LLC (“BDFD”), and Bad Daddy’s International, LLC (“BDI”).

BDCO was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI and BDFD were acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, these entities compose our Bad Daddy’s operating segment, which as of September 26, 2023, operates forty company-owned, and one licensee full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in the Southeast region of the United States and the state of Colorado and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and as of September 26, 2023, operates nineteen Company-owned and six joint-venture drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard, all of which are located in Colorado. In addition, Drive Thru has six franchisee-owned restaurants, with four operating in Colorado and two in Wyoming.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets Generally Accepted Accounting Principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprise 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal year 2023 began September 28, 2022 and ended September 26, 2023. Fiscal 2022 began September 29, 2021 and ended September 27, 2022.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its subsidiaries, one limited partnership in which the Company exercises control through Drive Thru, the partnership’s general partner, and five limited liability companies, in which the Company is the sole owner following the purchase of the membership interests in January 2023. The Company owns an approximate 50% interest in the Drive Thru limited partnership, is the sole general partner, and receives a management fee prior to any distributions to the limited partner. Because the Company owns an approximate 50% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s consolidated financial statements. The Company owns 100% interest in five Bad Daddy’s limited liability companies, following the January 2023 purchase of the membership interests in the previously joint-venture restaurants. Prior to the purchase, the Company owned between 23% and 75% interest in the limited liability companies, was the managing member of each, and received royalty and management fees prior to any distributions to the other members. Because the Company exercised complete management control over all decisions for the five companies, except for certain veto rights, the financial statements of the limited liability companies were and are consolidated into the Company’s financial statements. The equity interests of the unrelated limited partner and former members are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ or members’ share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. All inter-company accounts and transactions are eliminated in consolidation.

Advertising Costs – We use Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. As such the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. We intend to utilize all of the advertising contributions towards advertising expenditures; however, the timing of those expenditures may not occur in the year in which the advertising funds were collected. Historically we have returned to our franchisees excess advertising funds collected from them, however beginning in the current year have retained those funds to be used in future years and to better manage the cash flow of the advertising fund and recognized as a reduction of advertising expenses. Contributions to the Advertising Funds from our franchisees were $261,000 and $273,000 for the fiscal years ended September 26, 2023 and September 27, 2022, respectively.

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

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees, due in the normal course of business, generally requiring payment within thirty days of the invoice date. Additionally, accounts receivable include payments due from third-party delivery aggregators, and certain rebates from our key food and beverage vendors. Accounts receivables also include payments due from property landlords related to tenant improvement allowances, of which $272,000 were owed in in the fiscal year ended September 26, 2023. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. There were no allowances for unrecoverable accounts receivable at September 26, 2023 and September 27, 2022.

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

Trademarks – Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. No trademark impairment charges were recognized during the fiscal years ended September 26, 2023 and September 27, 2022.

Reacquired franchise rights – Reacquired franchise rights represent the value of franchise rights purchased from prior franchisees. Franchise rights are amortized over the life of franchise agreement acquired. We evaluate the value of reacquired franchise rights annually and on an interim basis as events and circumstances warrant by comparing the fair value of the franchise rights with their carrying amount. No impairment charges associated with reacquired franchise rights were recognized during the fiscal years ended September 26, 2023 and September 27, 2022.

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

The following table presents goodwill associated with each reporting unit as of September 26, 2023 and September 27, 2022 (in thousands):

	September 26, 2023	September 27, 2022
Good Times	$96	$96
Bad Daddy’s	5,617	5,617
Total	$5,713	$5,713

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

Given the results of our analyses throughout the fiscal year ended September 26, 2023, we identified two Bad Daddy’s restaurants where the expected future cash flows would not be sufficient to recover the carrying value of the associated assets, resulting in non-cash impairment charges of $1,589,000.

There were impairments of $3,437,000 in the fiscal year ended September 27, 2022. Of this amount, $790,000 related to three Good Times restaurants and $2,647,000 related to two Bad Daddy’s restaurants

Leases – The Company accounts for leases consistent with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).

The Company assesses whether a contract qualifies as a lease at inception. The Company only held operating leases as of and during the years ended September 26, 2023 and September 27, 2022. The Company’s material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in most cases the Company is not making rent payments.

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

Operating lease expense is recognized on a straight-line basis over the lease term. In certain situations, lease contracts are amended or otherwise changed. Based upon an analysis of those changes, specifically whether additional rights have been conveyed and additional lease payments are required, the Company determines whether the lease warrants remeasurement, or treatment as a separate contract. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable. The Company has four subleases in which the sublessee generally pays the master landlord directly. We disclose details of sublease income and its impact on operating lease expense in Note 6.

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

The Company recognizes revenues in the form of restaurant sales at the time of the sale when payment is made by the customer, as the Company has completed its performance obligation, namely the provision of food and beverage, and the accompanying customer service, during the customer’s visit to the restaurant. The Company sells gift cards to customers and recognizes revenue from the gift card when it is redeemed and the performance obligation is completed, primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and is immaterial to our overall financial statements. Late in fiscal 2023, the Company began operating a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the new reward program is immaterial to the Company’s financial statements for the year ended September 26, 2023.

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

Income Taxes – The Company accounts for income taxes using the asset/liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are adjusted as necessary.

The Company is subject to taxation in various jurisdictions within the U.S. The Company’s tax years corresponding to the Company’s fiscal years 2020 through 2022 remain open for examination by the authorities under the normal three year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 26, 2023.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	September 26, 2023	September 27, 2022
Weighted-average shares outstanding basic	11,772,778	12,464,408
Effect of potentially dilutive securities:
Stock options	9,724	-
Restricted stock units	45,250	-
Weighted-average shares outstanding diluted	11,827,752	12,464,408
Excluded from diluted weighted-average shares outstanding:
Antidilutive	347,528	237,128

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. The Company has other current receivables totaling $769,000 as of September 26, 2023. This includes $23,000 of franchise receivables, $269,000 of 3rd party delivery receivables, $185,000 of rebate receivables from our food and beverage vendors, $272,000 of lease incentives receivable, and $20,000 of other miscellaneous receivables.

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

Our non-controlling interests currently consist of one limited partnership involving six Good Times restaurants in which the Company and non-controlling partner share equal ownership and previously included five limited liability companies involving five Bad Daddy’s restaurants. The Company repurchased the non-controlling membership interests in the five limited liability companies owning five Bad Daddy’s restaurants in January 2023.

Recent Accounting Pronouncements – The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of September 26, 2023 and September 27, 2022 (in thousands):

	September 26, 2023			September 27, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$50	$(14)	$36	$25	$(5)	$20
Reacquired franchise rights	$15	$-	$15	$-	$-	$-
	$65	$(14)	$51	$25	$(5)	$20
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$3,965	$(14)	$3,951	$3,925	$(5)	$3,920

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

There were no impairments to intangible assets during the fiscal years ended September 26, 2023 or September 27, 2022. The aggregate amortization expense related to these intangible assets subject to amortization was $9,000 for the fiscal year ended September 26, 2023.

3.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”) pursuant to which, Cadence agreed to loan the Company up to $8,000,000, which has a maturity date of April 20, 2028 (the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consisting of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

Proceeds from the Cadence Credit Facility, if and when drawn, may be used (i) to fund new restaurant development, (ii) to finance the buyout of non-controlling partners in certain restaurants, (iii) to finance the redemption, purchase or other acquisition of equity interests in the Company and (iv) for working capital and other general corporate purposes.

The Cadence Credit Facility includes customary affirmative and negative covenants and events of default. The Cadence Credit Facility also requires the Company to maintain various financial condition ratios, including minimum liquidity, an amended maximum leverage ratio and an amended minimum fixed charge coverage ratio. In addition, to the extent the aggregate outstanding balance under the revolver under the Cadence Credit Facility exceeds $4.0 million, the Company is required to meet a new specified leverage ratio, on a pro forma basis, before making further borrowings as well as certain restricted payments, investments and growth capital expenditures. As of the date of filing of this report, the Company was in compliance with each of these covenants under the Cadence Credit Facility.

As of September 26, 2023 the interest rate applicable to borrowings under the Cadence Credit Facility was 8.42%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of September 26, 2023 the unamortized balance of these fees was $122,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of September 26, 2023, there were $750,000 of borrowings against the facility, all of which is due during the fiscal year ending September 26, 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 26, 2023, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $7,240,000 of committed funds available.

Total interest expense on notes payable was $31,000 and $20,000 for fiscal 2023 and 2022, respectively.

4.	Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	September 26, 2023	September 27, 2022
Wages and other employee benefits	$2,893	$2,773
Taxes, other than income tax	1,275	1,166
Gift card liability, net of breakage	1,108	985
General expense accrual and other	1,175	1,867
Total	$6,451	$6,791

5.	Commitments and Contingencies

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

The Company is the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and the Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On April 11, 2022, the Court heard the parties’ respective motions for summary judgment on the plaintiffs’ claims. The Court verbally ruled that it was dismissing all of the plaintiffs’ claims except for their claim for breach of an express and implied obligation to negotiate in good faith under the parties’ letter of intent. The Court also indicated its intent to dismiss Good Times’s counterclaim against the plaintiffs for breach of a covenant not to sue over the failed negotiations.  On May 5, 2022, the Court issued a written order confirming this ruling. On May 25, 2022, the Court issued an order that the plaintiffs are only entitled to reliance damages should they prevail on their claim for breaches of the express and implied obligations to negotiate in good faith. The parties conducted a bench trial on the plaintiffs’ claims. The parties concluded post-trial briefing on October 24, 2022.  On January 25, 2023, the Court rendered judgment dismissing the plaintiffs’ claims in their entirety and denying all of the requested relief.

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023 decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On May 18, 2023, the plaintiffs filed their opening brief.  On June 23, 2023, Good Times filed its brief in response to the plaintiffs’ opening brief and Good Times’s own opening brief regarding its appeal of the dismissal of its counterclaims against the plaintiffs. The plaintiffs’ deadline for the reply brief in support of their appeal and response to Good Times’s appeal is August 7, 2023.  Good Times’s filed a reply brief in support of its appeal on August 28, 2023 and briefing is now closed. The court of appeals has indicated it may hold oral argument the week of January 29, 2024.

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

6.	Leases

The Company’s office space and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire at various dates over the next 16 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. For the fiscal year ended September 26, 2023, the Company had income of $23,000 related to contingent rent adjustments. The Company paid $136,000 in contingent rentals for the fiscal year ended September 27, 2022.

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

Components of operating lease costs in the consolidated statements of operations for the fiscal years ended September 26, 2023 and September 27, 2022 are as follows (in thousands):

	Classification	Fiscal 2023	Fiscal 2022
Operating lease cost	Occupancy, Other restaurant operating costs, preopening costs and General and administrative expenses, net	$7,302	$7,328
Variable lease cost	Occupancy	(23)	136
Sublease income	Occupancy	(546)	(536)
Total lease expense		$6,733	$6,928

Components of lease assets and liabilities on the consolidated balance sheets as of September 26, 2023 and September 27, 2022 are as follows (in thousands):

	Classification	September 26, 2023	September 27, 2022
Right-of-use assets	Operating lease assets	$39,935	$42,463

Current lease liabilities	Operating lease liability	$5,787	$5,430
Non-current lease liabilities	Operating lease liability, less current portion	42,332	45,544
Total lease liabilities		$48,119	$50,974

Supplemental cash flow disclosures for the fiscal years ended September 26, 2023 and September 27, 2022 (in thousands):

	Fiscal 2023	Fiscal 2022
Cash paid for operating lease liabilities	$7,431	$7,235

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$443	$571

Weighted average lease term and discount rate are as follows:

	September 26, 2023	September 27, 2022
Weighted average remaining lease term (in years)	7.94	8.6

Weighted average discount rate	5.0%	5.0%

Future minimum rent payments for our operating leases for each of the next five years as of September 26, 2023 are as follows (in thousands):

Fiscal year ending:	Total

2024	8,025
2025	8,138
2026	7,722
2027	7,425
2028	6,664
Thereafter	20,801
Total minimum lease payments	58,775
Less: imputed interest	(10,656)
Present value of lease liabilities	$48,119

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

7.	Income Taxes

Deferred tax assets (liabilities) are comprised of the following at the period end (in thousands):

	September 26, 2023 Long Term	September 27, 2022 Long Term
Deferred income tax assets (liabilities):
Tax effect of net operating loss carry-forward	$3,622	$3,942
General business credits	6,262	5,225
Deferred revenue	29	50
Intangibles basis differences	925	398
Long-term lease liability	10,613	11,113
Other future benefits	668	666
Deferred tax assets	22,119	21,394
Less valuation allowance	-	(10,535)
Deferred tax assets, net of valuation allowance	22,119	10,859
Partnership/joint venture basis differences	(64)	(30)
Property and Equipment basis differences	(1,731)	(1,424)
ROU asset	(8,741)	(9,225)
Other future expense	-	(180)
Deferred tax liabilities	(10,536)	(10,859)
Net deferred tax assets (liabilities)	$11,583	$-

The Company has Federal net operating loss carry-forwards available for future periods, as discussed below, of approximately $11,840,000 from 2019, $496,000 from 2018, and $1,397,000 from 2017 and prior for income tax purposes. The net operating loss carry-forwards from periods prior to 2019 expire between 2029 and 2038. Based on the changes in control, which occurred in 2011, 2013, and 2017, the utilization of the loss carry-forwards incurred for periods prior to 2017 is limited to approximately $727,000 per year. The Company has general business tax credits of approximately $6,262,000 from 2014 through 2023 which expire from 2034 through 2042. As of September 26, 2023, our deferred tax assets were primarily the result of NOLs and tax credit carryforwards. A valuation allowance of $0 and $10,535,000 were recorded against our gross deferred tax asset balance as of September 26, 2023 and September 27, 2022, respectively. For the year ended September 26, 2023 we recorded a net valuation release of $10,535,000 on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 26, 2023, management determined that there is sufficient positive evidence, including recent cumulative pretax income and the purchase of the non-controlling interests in several joint interests that generate significant income. Based on the review of this evidence, management determined that there is sufficient positive evidence to conclude that it is more likely than not deferred taxes assets are realizable and therefore released the full valuation allowance during the year. The total amount of deferred tax benefit recorded to additional paid-in capital as a result of the purchase of the non-controlling interests during the year ended September 26, 2023 was $792,000.

The following table summarizes the components of the provision for income taxes (in thousands):

	Fiscal 2023	Fiscal 2022
Current:
Federal	$-	$-
State	4	(5)
	4	(5)
Deferred:
Federal	(9,925)	-
State	(866)	-
	(10,791)	-
Total income tax (benefit) expense	$(10,787)	$(5)

Total income tax expense for the years ended September 26, 2023 and September 27, 2022 differed from the amounts computed by applying the U.S. Federal statutory tax rate to pre-tax income as follows (in thousands):

	Fiscal 2023	Fiscal 2022
Total expense (benefit) computed by applying statutory federal rate	$182	$(556)
State income tax, net of federal tax benefit	344	(56)
FICA/WOTC tax credits	(989)	(694)
Effect of change in tax law	-	-
Effect of change in valuation allowance	(10,535)	1,164
Permanent differences	383	60
Other	(172)	87
Provision for income taxes	$(10,787)	$(5)

8.         Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

The Company has the authority to issue 50,000,000 shares of common stock with a par value of $.001. The company has issued 12,977,433 shares, and as of September 26, 2023 and September 27, 2022 there were 11,446,587 and 12,274,351 shares outstanding, respectively.

Stock Plans

The Company has traditionally maintained incentive compensation plans that include provision for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”) and has outstanding awards that were issued under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) that same year, pursuant to shareholder approval. Future awards will be issued under the 2018 plan.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as forfeitures occur.

The Company recorded $132,000 and $250,000 in total stock option and restricted stock compensation expense during the fiscal years ended September 26, 2023 and September 27, 2022, respectively, that was classified as general and administrative costs.

Stock Option Awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the fiscal years ended September 26, 2023 and September 27, 2022. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 26, 2023 the Company granted Mr. Zink 20,000 Incentive Stock Options vesting ratably over a five-year period.

During the fiscal year ended September 27, 2022, the Company granted inducement equity awards to Mr. Karnes, in connection with his appointment as the Senior Vice President of Finance, in the form of (a) a stock option to purchase 25,000 shares of the Company’s common stock granted on Mr. Karnes’ first day of employment (the “Initial Options”); and (b) an additional stock option to purchase 25,000 shares of common stock to be granted on the one year anniversary date of Mr. Karnes employment (the “Additional Options,” and, together with the Initial Options, the “Options”). The Options were granted outside of the Company’s 2018 Omnibus Equity Incentive Plan as an inducement material to Mr. Karnes’ acceptance of employment with the Company. The Initial Options have a ten-year term, vest 1/3 each year over a three-year vesting period, subject to Mr. Karnes’ continuous employment with the Company, and will have an exercise price equal to the Company’s closing market price on the day of grant. The Additional Options will have a ten-year term, an exercise price equal to the greater of market price on the date of grant or $5.00 and will vest upon the achievement the Company’s common stock reaching a market price of $7.50 per share, calculated based upon a trailing 60-day volume weighted average price. The Options were forfeited on Mr. Karnes’ termination of employment in March 2023.

Also, during the fiscal year ended September 27, 2022 Mr. Zink was granted 80,000 Incentive Stock Options on September 29, 2021. The shares awarded include a vesting condition whereby the vesting shall occur on the date on which the price of the Company’s common stock (as traded on the Nasdaq Capital Market) is $6, as measured based on the trailing 60-day calendar day volume-weighted average price (VWAP) of Company common stock.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Incentive and Non-Statutory Stock Options
	Fiscal 2023
Expected term (years)		7.5
Expected volatility	60.0%	-	60.2%
Risk-free interest rate	3.33%	-	4.21%
Expected dividends		-

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

The following table summarizes stock option activity for the fiscal year ended September 26, 2023 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding at beginning of year	470,161	$3.97
Options granted	45,000	$2.81
Options exercised	(2,000)	$2.31
Forfeited	(75,633)	$3.49
Expired	-	-
Outstanding Sept 26, 2023	437,538	$3.95	4.57
Exercisable Sept 26, 2023	322,607	$3.65	4.16

As of September 26, 2023 and September 27, 2022, the aggregate intrinsic value of the outstanding and exercisable options was $25,401 and $459,277, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 26, 2023, the total remaining unrecognized compensation cost related to non-vested stock options was $82,000 and is expected to be recognized over a weighted average period of approximately 1.9 years.

There were 2,000 stock options exercised during the fiscal year ended September 26, 2023 with proceeds of approximately $5,000.

There were 56,104 stock options exercised during the fiscal year ended September 27, 2022 with proceeds of approximately $156,000.

Common Stock and Performance Share Grants

During the fiscal year ended September 26, 2023, the Company did not make any grants of common stock or performance shares.

During the fiscal year ended September 27, 2022, the Company granted its directors a discretionary grant of common stock totaling 9,256 shares. These shares had a grant date fair value of $4.35 per share which is equal to the closing price of the stock on the date of grant and resulted in the recognition of $40,000 of stock-based compensation expense.

Restricted Stock Units

There were 25,750 restricted stock units granted during the fiscal year ended September 26, 2023. There were 28,000 restricted stock units granted during the fiscal year ended September 27, 2022.

A summary of the status of non-vested restricted stock units as of September 26, 2023 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested shares at beginning of year	73,336	$1.54	to	$4.50
Granted	25,750		$2.29
Exercised	(46,336)		$1.54
Forfeited	(7,500)		$2.29
Non-vested shares at September 27, 2022	45,250	$2.29	to	$4.50

As of September 26, 2023, there was $83,000 of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 1.7 years.

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

The following table summarizes the activity in non-controlling interests during the year ended September 26, 2023 (in thousands):

	Bad Daddy’s	Good Times	Total
Balance at September 27, 2022	$1,041	$262	$1,303
Income attributable to non-controlling interests	$219	$367	$586
Purchase of non-controlling interests	$(831)	-	$(831)
Contributions from unrelated limited partners	$13	-	$13
Distributions to unrelated limited partners	$(442)	$(206)	$(648)
Balance at September 26, 2023	$-	$423	$423

The Company repurchased the membership interests in five limited liability companies owning five Bad Daddy’s restaurants in January 2023. Our non-controlling interests currently consist of one partner in one limited partnership involving five Good Times restaurants, in which the company owns a 50% interest in the partnership and maintains contractual management control.

9.         Retirement Plan

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements. Under the plan, employees are entitled to make contributions on both a pre-tax basis or after-tax basis (Roth Contributions). In fiscal 2015, the Company modified the plan to include a provision to make a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contribution expense in the fiscal years ended September 26, 2023 and September 27, 2022 were $212,000 and $207,000, respectively. Matching contributions are generally made at the same time employee contributions are made.

10.         Segment Reporting

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Fiscal Year
	2023	2022
Revenues
Bad Daddy’s	$102,517	$103,502
Good Times	35,605	34,698
Total	$138,122	$138,200
Income (loss) from operations
Bad Daddy’s	$(1,342)	$(811)
Good Times	2,305	(67)
Total	$963	$(878)
Capital Expenditures
Bad Daddy’s	$3,179	$1,909
Good Times	2,982	769
Total	$6,161	$2,678

Property & Equipment, net
Bad Daddy’s	$18,053	$19,575
Good Times	4,983	2,676
Total	$23,036	$22,251

Total Assets
Bad Daddy’s	$67,720	$68,557
Good Times	23,368	17,831
Total	$91,088	$86,388

11.         Subsequent Events

None.