Form 10-Q
period 2023-12-26
Good Times Restaurants Inc.
filed 2024-01-31
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 26, 2023

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

As of January 23, 2024, there were 11,190,413 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 26, 2023

PART I. - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 26, 2023	September 26, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,515	$4,182
Receivables	1,334	769
Prepaid expenses and other	705	163
Inventories	1,424	1,407
Total current assets	6,978	6,521
PROPERTY AND EQUIPMENT:
Land and building	5,722	5,722
Leasehold improvements	38,345	38,191
Fixtures and equipment	33,333	33,040
Total property and equipment	77,400	76,953
Less accumulated depreciation and amortization	(54,847)	(53,917)
Total net property and equipment	22,553	23,036
OTHER ASSETS:
Operating lease right-of-use assets, net	39,153	40,007
Deferred tax assets, net	11,506	11,583
Deposits and other assets	270	277
Trademarks	3,900	3,900
Other intangibles, net	48	51
Goodwill	5,713	5,713
	60,590	61,531
TOTAL ASSETS:	$90,121	$91,088
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,642	$2,585
Deferred income	60	67
Operating lease liabilities, current	5,902	5,787
Other accrued liabilities	6,874	6,451
Total current liabilities	15,478	14,890
LONG-TERM LIABILITIES:
Maturities of long-term debt, net of current portion	1,250	750
Operating lease liabilities, net of current portion	41,202	42,332
Deferred and other liabilities	109	122
Total long-term liabilities	42,561	43,204
SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 26, 2023 and September 26, 2023	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,977,433 issued; 11,285,815 and 11,446,587 shares outstanding as of December 26, 2023 and September 26, 2023, respectively	13	13
Capital contributed in excess of par value	56,739	56,701
Treasury stock, at cost; 1,691,618 and 1,530,846 shares as of December 26, 2023 and September 26, 2023, respectively	(5,346)	(4,908)
Accumulated deficit	(19,791)	(19,235)
Total Good Times Restaurants Inc. shareholders' equity	31,615	32,571

Non-controlling interests	467	423
Total shareholders’ equity	32,082	32,994

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,121	$91,088

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended
	December 26, 2023 (13 Weeks)	December 27, 2022 (13 Weeks)
NET REVENUES:
Restaurant sales	$32,946	$33,179
Franchise revenues	186	215
Total net revenues	33,132	33,394

RESTAURANT OPERATING COSTS:
Food and packaging costs	10,327	10,607
Payroll and other employee benefit costs	11,624	11,548
Restaurant occupancy costs	2,505	2,458
Other restaurant operating costs	4,728	4,492
Depreciation and amortization	927	910
Total restaurant operating costs	30,111	30,015

General and administrative costs	2,313	2,378
Advertising costs	1,092	894
Gain on restaurant and equipment asset sales	(10)	-

(LOSS) INCOME FROM OPERATIONS	(374)	107

OTHER INCOME (EXPENSE):
Interest expense, net	(32)	(12)

NET (LOSS) INCOME BEFORE INCOME TAXES	$(406)	$95

Provision for income taxes	(77)	-

NET (LOSS) INCOME	(483)	95

Income attributable to non-controlling interests	(73)	(222)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(556)	$(127)

NET LOSS PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic and Diluted	$(.05)	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,377,579	12,041,628
Diluted	11,377,579	12,041,628

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the fiscal quarters ending December 26, 2023 and December 27, 2022

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 27, 2022	692,798	$(2,634)	12,274,351	$13	$59,427	$1,303	$(30,321)	$27,788

Stock-based compensation cost	-	-	-	-	46	-	-	46
Restricted stock unit vesting	-	-	8,284	-	(92)	-	-	(92)
Stock option exercise	-	-	2,000	-	5	-	-	5
Treasury shares purchased	371,395	(873)	(371,395)	-	-	-	-	(873)
Income attributable to non-controlling interests	-	-	-	-	-	222	-	222
Distributions to unrelated limited partners	-	-	-	-	-	(172)	-	(172)
Contributions from unrelated limited partners	-	-	-	-	-	13	-	13
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(127)	(127)

BALANCES, December 27, 2022	1,064,193	$(3,507)	11,913,240	$13	$59,386	$1,366	$(30,448)	$26,810

BALANCES, September 26, 2023	1,530,846	$(4,908)	11,446,587	$13	$56,701	$423	$(19,235)	$32,994

Stock-based compensation cost	-	-	-	-	38	-	-	38
Treasury shares purchased	160,772	(438)	(160,772)	-	-	-	-	(438)
Income attributable to non-controlling interests	-	-	-	-	-	73	-	73
Distributions to unrelated limited partners	-	-	-	-	-	(29)	-	(29)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(556)	(556)

BALANCES, December 26, 2023	1,691,618	$(5,346)	11,285,815	$13	$56,739	$467	$(19,791)	$32,082

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date
	December 26, 2023 (13 Weeks)	December 27, 2022 (13 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(483)	$95

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	948	932
Net change in operating lease right-of-use assets and liabilities	(161)	(682)
Gain on restaurant and equipment asset sales	(10)	-
Stock-based compensation expense	38	46
Provision for income taxes	77	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and prepaids	(1,107)	(956)
Inventories	(17)	(6)
Deposits and other assets	7	7
Increase (decrease) in:
Accounts payable	43	162
Accrued and other liabilities	413	248
Net cash used in operating activities	(252)	(154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(448)	(723)
Proceeds from the sale of fixed assets	-	4
Net cash used in investing activities	(448)	(719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against credit facility	500	-
Payment for the purchase of treasury stock	(438)	(873)
Payment for restricted stock vesting settled in cash	-	(92)
Proceeds from stock option exercise	-	5
Contributions from non-controlling interests	-	13
Distributions to non-controlling interests	(29)	(172)
Net cash provided by (used in) financing activities	33	(1,119)

(DECREASE) IN CASH AND CASH EQUIVALENTS	(667)	(1,992)
CASH AND CASH EQUIVALENTS, beginning of period	4,182	8,906
CASH AND CASH EQUIVALENTS, end of period	$3,515	$6,914

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$21	$5
Change in accounts payable attributable to the purchase of property and equipment	$(14)	$(161)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 26, 2023 and the results of its operations and its cash flows for the fiscal quarters ended December 26, 2023 and December 27, 2022. Operating results for the fiscal quarter ended December 26, 2023 are not necessarily indicative of the results that may be expected for the year ending September 24, 2024. The condensed consolidated balance sheet as of September 26, 2023 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 26, 2023.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended December 26, 2023 and December 27, 2022 each consisted of 13 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income (loss).

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. Contributions to the Advertising Funds from our franchisees were $47,000 and $66,000 for the quarters ended December 26, 2023 and December 27, 2022, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, payments due from third party delivery and online ordering partners, and payments due to us for sales of gift cards to third party retailers.

Receivables consist of the following as of:

	December 26, 2023	September 26, 2023
Large box retail partners	$638	$291
Vendor rebates and incentives	341	185
Third party delivery partners	308	269
Franchise and other	47	24
Total	$1,334	$769

Note 2.         Recent Accounting Pronouncements

ASU 2023-07–Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures was issued November 2023 and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. It is to be applied retrospectively. The Company expects to retrospectively implement ASU 2023-07 in fiscal year 2025 and does not anticipate that it will have a material effect on the Company’s consolidated financial statements.

The Company reviewed other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company’s consolidated financial statements.

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

The Company recognizes revenues in the form of restaurant sales at the time of the sale when payment is made by the customer, as the Company has completed its performance obligation, namely the provision of food and beverage, and the accompanying customer service, during the customer’s visit to the restaurant. The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift Card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and is immaterial to our overall financial statements. Late in fiscal 2023, the Company began operating a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the new reward program is immaterial to the Company’s financial statements for the quarter ended December 26, 2023.

Revenues we receive from our franchise and license agreements include sales-based royalties, and from our franchise agreements also may include advertising fund contributions, area development fees, and franchisee fees. We recognize sales-based royalties from franchisees and licensees as the underlying sales occur. We similarly recognize advertising fund contributions from franchisees as the underlying sales occur. The Company also provides its franchisees with services associated with opening new restaurants and operating them under franchise and development agreements in exchange for area development and franchise fees. The Company would capitalize these fees upon receipt from the franchisee and then would amortize those over the contracted franchise term as the services comprising the performance obligations are satisfied. We have not received material development or franchise fees in the periods presented, and the primary performance obligations under existing franchise and development agreements have been satisfied prior to the earliest period presented in our financial statements.

Note 4.         Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 26, 2023 and September 26, 2023 (in thousands):

	December 26, 2023			September 26, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$50	$(16)	$34	$50	$(14)	$36
Reacquired franchise rights	$15	$(1)	$14	$15	$-	$15
	$65	$(17)	$48	$65	$(14)	$51
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$3,965	$(17)	$3,948	$3,965	$(14)	$3,951

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to these intangible assets subject to amortization was $3,000 for the quarter ended December 26, 2023 and $2,000 for the quarter ended December 27, 2022.

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

Our net loss for the quarters ended December 26, 2023 and December 27, 2022 includes $38,000 and $46,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Stock Option awards

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the quarter ended December 26, 2023. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

There were 38,000 incentive stock options awarded during the quarter ended December 26, 2023 to the Company’s Chief Executive Officer and its Senior Vice President of Operations from available shares under the 2018 Plan, with an exercise price of $2.51 per share and a per share weighted average fair value of $1.58. During the quarter ended December 27, 2022, the Company granted 20,000 incentive stock options to its Chief Executive Officer, from available shares under the 2018 Plan, with an exercise price of $3.00 per share and a per share weighted average fair value of $2.29.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

	Quarter Ended December 26, 2023 Incentive and Non-Qualified Stock Options	Quarter Ended December 27, 2022 Incentive and Non-Qualified Stock Options
Expected term (years)	6.25	5.0
Expected volatility	62.50%	60.22%
Risk-free interest rate	4.68%	4.21%
Expected dividends	-	-

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

The following table summarizes stock option activity for the quarter ended December 26, 2023 under all plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)
Outstanding at beginning of year	437,528	$3.95
Options granted	38,000	$2.51
Outstanding December 26, 2023	475,528	$3.83	4.8
Exercisable December 26, 2023	341,528	$3.70	4.0

As of December 26, 2023 and December 27, 2022, the aggregate intrinsic value of the outstanding and exercisable options was $21,269 and $199,000, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of December 26, 2023, the total remaining unrecognized compensation cost related to non-vested stock options was $123,000 and is expected to be recognized over a weighted average period of approximately 3.2 years.

There were no stock options exercised during the quarter ended December 26, 2023. There were 2,000 stock options exercised that resulted in an issuance of 2,000 shares during the quarter ended December 27, 2022 with proceeds of approximately $5,000.

Restricted Stock Units

There were 34,000 restricted stock units granted during the quarter ended December 26, 2023 and 25,750 restricted stock units granted during the quarter ended December 27, 2022.

A summary of the status of non-vested restricted stock units as of December 26, 2023 is presented below.

	Shares	Grant Date Fair Value Per Share

Non-vested units at beginning of year	45,250	$2.29	to	$4.50
Units granted during the quarter	34,000		$2.52
Non-vested units at December 26, 2023	79,250	$2.29	to	$4.50

As of December 26, 2023, there was $149,000 of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted and Unrestricted Common Stock Awards

No grants of restricted or unrestricted common stock were made during the quarter ended December 26, 2023.

Note 6.         Gain on Sale of Assets

For the fiscal quarter ended December 26, 2023, the Company had $10,000 of deferred gains on prior sale-leaseback transactions related to certain Good Times restaurants. For the fiscal quarter ended December 27, 2022, the Company had $8,000 of deferred gains on prior sale-leaseback transactions related to certain Good Times restaurants offset by approximately $8,000 of losses incurred in the disposal of miscellaneous assets.

Note 7.         Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following as of:

	December 26, 2023	September 26, 2023
Prepaid Insurance	$474	$-
Other	231	163
Total	$705	$163

Note 8.         Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	December 26, 2023	September 26, 2023
Wages and other employee benefits	$2,442	$2,892
Taxes, other than income taxes	1,396	1,275
Gift card liability, net of breakage	1,907	1,108
General expense accrual and other	1,129	1,176
Total	$6,874	$6,451

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

During the fiscal quarter ended December 26, 2023 the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 8.45%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of December 26, 2023, the unamortized balance of these fees was $115,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of December 26, 2023, there were $1,250,000 of borrowings against the facility, all of which is due during the fiscal year ending September 26, 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 26, 2023, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $6,740,000 of committed funds available.

Total interest expense on notes payable was $26,000 and $0 for the quarters ended December 26, 2023 and December 27, 2022, respectively.

Note 10.         Earnings (Loss) per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended
	December 26, 2023	December 27, 2022

Weighted-average shares outstanding basic	11,377,579	12,041,628
Effect of potentially dilutive securities:
Stock options	-	-
Restricted stock units	-	-
Weighted-average shares outstanding diluted	11,377,579	12,041,628
Excluded from diluted weighted-average shares outstanding:
Antidilutive	435,900	527,658

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

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023 decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On May 18, 2023, the plaintiffs filed their opening brief.  On June 23, 2023, Good Times filed its brief in response to the plaintiffs’ opening brief and Good Times own opening brief regarding its appeal of the dismissal of its counterclaims against the plaintiffs. On August 7, 2023, the plaintiffs filed their reply brief in support of their appeal and a response to Good Times appeal.  Good Times filed a reply brief in support of its appeal on August 28, 2023 and briefing is now closed.  The court of appeals had previously indicated it may hold oral argument the week of January 29, 2024 but has subsequently indicated it would no longer hold oral argument in its review and decision in the matter. The court of appeals may render a decision at any time.

The Company previously recorded an accrual for contingent litigation expense in the fiscal quarter ended March 28, 2022 in the amount of $332,000. This amount represented the Company’s best estimate of the likely amount of plaintiffs’ damage recovery. While the Company was successful at trial, in light of plaintiff’s appeal, the Company has determined to maintain the accrual and will continue to evaluate this matter based on new information as it becomes available. The ultimate resolution of the case could result in losses less than or in excess of amounts accrued. Any additional liability in excess of the accrual could have a` material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which any such additional liability is accrued. The Company will continue to vigorously pursue a full defense of this matter on the merits.

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

Components of operating lease costs are as follows for the fiscal quarters ended December 26, 2023 and December 27, 2022:

Lease cost	Classification	December 26, 2023	December 27, 2022
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,901	$1,825
Variable lease cost	Occupancy	5	37
Sublease income	Occupancy	(139)	(129)
		$1,767	$1,733

Weighted average lease term and discount rate are as follows:

	December 26, 2023	December 27, 2022
Weighted average remaining lease term (in years)	7.75	8.49

Weighted average discount rate	5.0%	5.0%

Supplemental cash flow disclosures:

	December 26, 2023	December 27, 2022
Cash paid for operating lease liabilities	$1,922	$1,853

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$364	$(73)

Supplemental balance sheet disclosures:

		December 26, 2023	December 27, 2022
Right-of-use assets	Operating lease assets	$39,153	$41,652

Current lease liabilities	Operating lease liability	$5,902	$5,394
Non-current lease liabilities	Operating lease liability, less current portion	41,202	43,846
Total lease liabilities		$47,104	$49,240

Future minimum rent payments for our operating leases for each of the next five years as of December 26, 2023 are as follows:

Fiscal year:	Total
Remainder of 2024	$6,130
2025	8,219
2026	7,791
2027	7,494
2028	6,733
Thereafter	20,858
Total minimum lease payments	57,225
Less: imputed interest	(10,121)
Present value of lease liabilities	$47,104

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

There were no impairments of long-lived assets recorded in the fiscal quarters ended December 26, 2023 and December 27, 2022.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 26, 2023 and December 27, 2022.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of December 26, 2023 and December 27, 2022, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit.

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

The Company’s effective income tax rate for the three months ended December 26, 2023 was (14.04%), a decrease from the effective income tax rate of 0.0% for the three months ended December 27, 2022. The decrease is due to the release of the Company’s valuation allowance during fiscal year 2023. For the quarter ended December 27, 2022, the Company held a full valuation allowance resulting in an effective income tax rate of zero for the period.

The Company is subject to taxation in various jurisdictions within the U.S. The Company continues to remain subject to examination by U.S. federal authorities for tax years 2020 through 2022. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 26, 2023.

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

The following table summarizes the activity in non-controlling interests during the quarter ended December 26, 2023(in thousands):

Total
Balance at September 26, 2023	$423
Income	73
Distributions	(29)
Balance at December 26, 2023	$467

Our non-controlling interests at the end of the quarter consisted of one joint-venture partnership involving six Good Times restaurants, in which the Company is the controlling partner and owns a 50.0% interest.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended
	December 26, 2023 (13 Weeks)	December 27, 2022 (13 Weeks)
Revenues
Bad Daddy’s	$24,193	$25,226
Good Times	8,939	8,168
	$33,132	$33,394
(Loss) income from operations
Bad Daddy’s	$(763)	$(7)
Good Times	389	114
	$(374)	$107
Capital expenditures
Bad Daddy’s	$132	$158
Good Times	330	726
	$462	$884

	December 26, 2023	September 26, 2023
Property and equipment, net
Bad Daddy’s	$18,468	$18,053
Good Times	4,085	4,983
	$22,553	$23,036
Total assets
Bad Daddy’s	$66,614	$67,720
Good Times	23,507	23,368
	$90,121	$91,088

Note 17.         Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 26, 2023. Also, documents subsequently filed by us with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I)

The disruption to our business from pandemics or other public health emergencies and the impact could have on our results of operations, financial condition and prospects. The disruption and effect on our business may vary depending on the duration and extent of the pandemics and other public health emergencies and the impact of federal, state and local governmental actions and customer behavior in response.

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers’ compensation or energy; inadequate number of hourly paid employees; increased wages and salaries for hourly and salaried employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 26, 2023.

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

Growth Strategies and Outlook.

We believe there are significant opportunities to grow customer traffic and increase awareness of our brands.  Prior to the COVID-19 pandemic, we reduced our development profile as we sought to improve our financial position, and while we believe there are unit growth opportunities for both of our concepts, we continue to evaluate that in line with the inflationary impact currently experienced by the restaurant industry.

Restaurant locations.

As of December 26, 2023, we operated, franchised, or licensed a total of forty-one Bad Daddy’s restaurants and thirty-one Good Times restaurants. The following table presents the number of restaurants operating at the end of the first fiscal quarters of 2023 and 2022.

Company-Owned/Co-Developed/Joint-Venture:

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

Results of Operations

Fiscal quarter ended December 26, 2023 (13 weeks) compared to fiscal quarter ended December 27, 2022 (13 weeks):

Net Revenues. Net revenues for the quarter ended December 26, 2023 decreased $262,000 or 0.8% to $33,132,000 from $33,394,000 for the quarter ended December 27, 2022. Bad Daddy’s concept revenues decreased $1,033,000 while our Good Times concept revenues increased $771,000.

Bad Daddy’s restaurant sales decreased $1,045,000 to $24,120,000 for the quarter ended December 26, 2023 from $25,165,000 for the quarter ended December 27, 2022. This decrease is due to the prior-year closure of the Cherry Creek location, reduced customer traffic, concentrated in several key markets, partially offset by menu price increases and sales from the Madison, Alabama restaurant which opened during the fourth quarter of fiscal 2023. The average menu price increase for the quarter ended December 26, 2023 over the same prior-year quarter was approximately 4.2%.

Good Times restaurant sales increased $812,000 to $8,826,000 for the quarter ended December 26, 2023 from $8,014,000 for the quarter ended December 27, 2022. This increase is primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees as well as increased customer traffic and menu price increases. The average menu price increase for the quarter ended December 26, 2023 over the same prior-year quarter was approximately 4.6%.

Franchise revenues decreased $29,000 to $186,000 in the quarter ended December 26, 2023 compared to $215,000 in the quarter ended December 27, 2022. This decrease is primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales decreased 6.2% during the fiscal quarter ended December 26, 2023 compared to the fiscal quarter ended December 27, 2022, primarily driven by general weakness in the casual dining restaurant segment as indicated by sequentially lower same store sales as measured by Black Box Intelligence, weaker traffic specific to Bad Daddy’s in several key markets, offset by menu price increases.  There were thirty-nine restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales increased 4.1% during the quarter ended December 26, 2023 compared to the same thirteen-week period ended December 27, 2022, primarily due to increased customer traffic and menu price increases. There were twenty-five restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the quarter ended December 26, 2023 decreased $280,000 to $10,327,000 (31.3% of restaurant sales) from $10,607,000 (32.0% of restaurant sales) for the quarter ended December 27, 2022.

Bad Daddy’s food and packaging costs were $7,608,000 (31.5% of restaurant sales) for the quarter ended December 26, 2023, down from $7,973,000 (31.7% of restaurant sales) for the quarter ended December 27, 2022. This decrease is primarily attributable to a combination of lower restaurant sales during the current fiscal quarter versus the prior fiscal quarter and lower purchase prices for food and paper goods. The decrease, as a percent of sales, is attributable to the impact of a 4.2% average annual increase in menu pricing as well as generally lower purchase prices in our commodity basket compared to the prior-year period.

Good Times food and packaging costs were $2,719,000 (30.8% of restaurant sales) for the quarter ended December 26, 2023, up from $2,634,000 (32.9% of restaurant sales) for the quarter ended December 27, 2022. This increase is primarily attributable to the impact of higher sales, offset by lower purchase prices on food and paper goods, as well as the impact of a 4.6% increase in menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended December 26, 2023 increased $76,000 to $11,624,000 (35.3% of restaurant sales) from $11,548,000 (34.8% of restaurant sales) for the quarter ended December 27, 2022.

Bad Daddy’s payroll and other employee benefit costs were $8,641,000 (35.8% of restaurant sales) for the quarter ended December 26, 2023 down from $8,754,000 (34.8% of restaurant sales) in the same prior year period. The $113,000 decrease is primarily attributable to lower restaurant sales during the current quarter versus the same quarter in the prior year, offset by higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 1.0% primarily attributable to higher average wage rates paid to attract qualified employees and the deleveraging impact of lower sales on fixed labor costs, primarily manager salaries.

Good Times payroll and other employee benefit costs were $2,983,000 (33.8% of restaurant sales) in the quarter ended December 26, 2023, up from $2,794,000 (34.9% of restaurant sales) in the same prior-year period. The $189,000 increase is attributable to higher sales and higher average wage rates, partially offset by increased labor productivity. As a percent of sales, payroll and employee benefits costs decreased by 1.1% primarily attributable to a 4.6% increase in menu pricing and increased labor productivity, partially offset by increased wage rates.

Occupancy Costs. Occupancy costs for the quarter ended December 26, 2023 increased $47,000 to $2,505,000 (7.6% of restaurant sales) from $2,458,000 (7.4% of restaurant sales) for the quarter ended December 27, 2022.

Bad Daddy’s occupancy costs were $1,719,000 (7.1% of restaurant sales) for the quarter ended December 26, 2023, down from $1,732,000 (6.9% of restaurant sales) in the same prior year period.

Good Times occupancy costs were $786,000 (8.9% of restaurant sales) in the quarter ended December 26, 2023, up from $726,000 (9.1% of restaurant sales) in the same prior year period. The increase was primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees.

Other Operating Costs. Other operating costs for the quarter ended December 26, 2023, increased $236,000 to $4,728,000 (14.4% of restaurant sales) from $4,492,000 (13.5% of restaurant sales) for the quarter ended December 27, 2022.

Bad Daddy’s other operating costs were $3,581,000 (14.8% of restaurant sales) for the quarter ended December 26, 2023 up from $3,521,000 (14.0% of restaurant sales) in the same prior year period. The $60,000 increase was primarily attributable to increased repair and maintenance, technology and utility expenses, offset by reduced commissions paid to delivery service providers, due to decreases in delivery sales.

Good Times other operating costs were $1,147,000 (13.0% of restaurant sales) for the quarter ended December 26, 2023, up from $971,000 (12.1% of restaurant sales) in the same prior year period. The increase was primarily attributable increases in commissions paid to delivery service providers due to increases in overall delivery sales as well as increased repair and maintenance and utility expenses.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended December 26, 2023, increased $17,000 to $927,000 from $910,000 in the quarter ended December 27, 2022.

Bad Daddy’s depreciation and amortization costs for the quarter ended December 26, 2023 decreased $23,000 to $750,000 from $773,000 in the quarter ended December 27, 2022.

Good Times depreciation and amortization costs for the quarter ended December 26, 2023 increased $40,000 to $177,000 from $137,000 in the quarter ended December 27, 2022.

General and Administrative Costs. General and administrative costs for the quarter ended December 26, 2023, decreased $65,000 to $2,313,000 (7.0% of total revenues) from $2,378,000 (7.1% of total revenues) for the quarter ended December 27, 2022.

This decrease in general and administrative expenses for the quarter ended December 26, 2023 is attributable to:

●	Decrease in professional services of $73,000
●	Decrease in office lease and equipment expense of $24,000
●	Decrease in general travel related expenses of $49,000
●	Decrease in recruiting and training related costs of $108,000
●	Decrease in health insurance costs of $18,000
●	Increase in home office payroll and benefit costs of $22,000
●	Increase in costs associated with new multi-unit supervisory roles of $154,000
●	Increase in technology costs of $17,000
●	Increase in other costs of $14,000

For the balance of the fiscal year, we expect general and administrative costs to be approximately 7.0% - 8.0% of total revenues.

Advertising Costs. Advertising costs for the quarter ended December 26, 2023, increased to $1,092,000 (3.3% of total revenues) from $894,000 (2.7% of total revenues) for the quarter ended December 27, 2022.

Bad Daddy’s advertising costs were $732,000 (3.0% of total revenues) in the quarter ended December 26, 2023 compared to $610,000 (2.4% of total revenues) in the same prior year period. The increase is primarily due to recognition of commission earned by third parties on gift cards sold through large-box retailers. Bad Daddy’s advertising costs consist primarily of third party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $360,000 (4.0% of total revenues) in the quarter ended December 26, 2023 compared to $284,000 (3.5% of total revenues) in the same prior year period. The increase is primarily due to radio advertising and gift card and loyalty program expense.

Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Gain on Restaurant Asset and Equipment Sales. The gain on restaurant asset and equipment sales for the quarter ended December 26, 2023 was $10,000 compared to $0, which is composed of a net $8,000 loss on disposal of miscellaneous assets, offset by $8,000 of deferred gains, for the quarter ended December 27, 2022.

(Loss) Income from Operations. Loss from operations was ($374,000) in the quarter ended December 26, 2023 compared to income from operations of $107,000 in the quarter ended December 27, 2022.

The change in the loss from operations for the quarter ended December 26, 2023 is due primarily due to matters discussed in the “Net Revenues”, “Food and Packaging Costs”, “Payroll and Other Employee Benefits Costs”, “Other Operating Costs”, “General and Administrative Costs” and “Advertising Costs” sections above.

Interest Expense. Interest expense was $32,000 during the quarter ended December 26, 2023 compared with $12,000 during the quarter ended December 27, 2022.

Provision for Income Taxes. There was $77,000 provision for income taxes for the quarter ended December 26, 2023, compared to $0 for the quarter ended December 27, 2022.

Net (Loss) Income. Net loss was ($483,000) for the quarter ended December 26, 2023 compared to net income of $95,000 in the quarter ended December 27, 2022.

The change from the quarter ended December 26, 2023 to the quarter ended December 27, 2022 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the quarter ended December 26, 2023, the income attributable to non-controlling interests was $73,000 compared to $222,000 for the quarter ended December 27, 2022.

Of the current quarter’s income attributable to non-controlling interests, zero is attributable to Bad Daddy’s joint-venture restaurants, compared to $179,000 in the same prior year period. This reduction is due to the acquisition by the Company during fiscal year 2023 of the interests in the limited liability companies held by non-controlling parties.

The full $73,000 of the current quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $43,000 in the same prior year period. This $30,000 increase is due to increased profitability of the restaurants involved in the limited partnership with a non-controlling partner.

Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA plus non-cash stock-based compensation expense, preopening expense, non-recurring acquisition costs, GAAP rent in excess of cash rent, and non-cash disposal of assets. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation, and (ii) to evaluate the effectiveness of our business strategies.

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

The following table reconciles net loss/income to EBITDA and Adjusted EBITDA (in thousands) for the first fiscal quarter:

	Quarter Ended
	December 26, 2023 (13 Weeks)	December 27, 2022 (13 Weeks)
Adjusted EBITDA:
Net loss, as reported	$(556)	$(127)
Depreciation and amortization	929	867
Interest expense, net	32	12
Provision for income taxes	77	-
EBITDA	482	752
Non-cash stock-based compensation (1)	38	46
GAAP rent-cash rent difference (2)	(163)	(124)
Gain on restaurant and equipment asset sales (3)	(10)	-

Adjusted EBITDA	$347	$674

(1)	Represents non-cash stock-based compensation as described in Note 5 to the Consolidated Financial Statements.
(2)	Represents the excess of cash rent incurred over the amount of GAAP rent recorded in the Financial Statements.
(3)	Represents deferred gains on previous sale-leaseback transactions on two Good Times restaurants.

Depreciation and amortization and the difference between GAAP rent and cash rent have been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital

As of December 26, 2023, we had a working capital deficit of $8,500,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days. Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current- and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2024. We anticipate any commitments in fiscal 2024 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

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

During the fiscal quarter ended December 26, 2023 the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 8.45%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of December 26, 2023, the unamortized balance of these fees was $115,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of December 26, 2023, there were $1,250,000 of borrowings against the facility, all of which is due during the fiscal year ending September 26, 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 26, 2023, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $6,740,000 of committed funds available.

Total interest expense on notes payable was $26,000 and $0 for the quarters ended December 26, 2023 and December 27, 2022, respectively.

Cash Flows

The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Quarter ended
	December 26, 2023	December 27, 2022
Net cash used in operating activities	$(252)	$(154)
Net cash used in investing activities	(448)	(719)
Net cash provided by (used in) financing activities	33	(1,119)
Net change in cash and cash equivalents	$(667)	$(1,992)

Operating cash flows

Net cash from operating activities decreased by $98,000, primarily due to decreased net income (loss), offset by an increase in cash provided by ROU assets and operating lease liabilities and accrued other liabilities, as presented on the Condensed Consolidated Statements of Cash Flows.

Investing cash flows

Net cash used in investing activities for the quarters ended December 26, 2023 and December 27, 2022 were $448,000 and $719,000, respectively, which primarily reflect the purchases of property and equipment in each quarter.

Financing cash flows

Net cash provided by financing activities for the quarter ended December 26, 2023 was $33,000, which includes proceeds from long-term debt of $500,000, distributions to non-controlling interests of $29,000, and $438,000 in payments for the repurchase of common stock under the Company’s share repurchase program.

Net cash used in financing activities for the quarter ended December 27, 2022 was $1,119,000, which includes distributions to (net of contributions from) non-controlling interests of $159,000, payments for the purchase of treasury stock of $873,000, $92,000 in restricted stock vesting paid in cash, and proceeds from stock option exercise of $5,000.

Impact of Inflation and Wage Increases at Both Concepts

Commodity prices, particularly for key proteins, remain high and volatile. We have seen lower costs across many commodities in our basket. Based on general industry consensus, we project that due to reductions in supply, ground beef costs will increase during the second half of fiscal 2024, as will other proteins and food-based commodities. We continue to experience elevated costs for paper and packaging, other restaurant supplies, and energy (utilities) costs.

In addition to food and supplies cost inflation, we have also experienced the need to meaningfully increase wages to attract restaurant employees, and in Colorado inflation-indexed statutory wage rate increases are creating upward pressure on wages.

We have historically used menu price increases to manage profitability in times of inflation, however consumer preferences and the relative pricing of competitors may prevent us from raising prices sufficient to offset the significant increases in labor costs, particularly in Colorado where wage pressures are caused by both statutory and market forces.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based on weather conditions adversely affecting Colorado restaurant sales primarily during the months of December, January, February, and March, which affects both of the Company’s brands, but the Company’s Good Times restaurants are more sensitive to these weather-based seasonal fluctuations. The Company’s Bad Daddy’s restaurants typically experience seasonal reductions in revenues between the months of November and January resulting from general consumer spending patterns.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance and Accounting (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2023.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 26, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings affecting the Company, see Note 11 to the unaudited, consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Form 10-K for the fiscal year ended September 26, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of December 26, 2023 the Company has purchased 1,287,960 shares of its common stock pursuant to the share repurchase plan leaving approximately $1,343,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the quarter ended December 26, 2023 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
09/27/2023–10/24/2023	41,950	$2.93	41,950
10/25/2023–11/21/2023	40,199	$2.68	40,199
11/22/2023–12/26/2023	78,623	$2.59	78,623
Total	160,772		160,772	$1,343,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended December 26, 2023, none of the Company’s directors or our officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).”

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

GOOD TIMES RESTAURANTS INC.
DATE: January 31, 2024

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Keri A. August Senior Vice President of Finance and Accounting (Principal Financial Officer)