Form 10-Q
period 2024-03-26
Good Times Restaurants Inc.
filed 2024-05-02
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 26, 2024

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

As of April 23, 2024, there were 11,002,084 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

Form 10-Q

Quarter Ended March 26, 2024

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 26, 2024	September 26, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,000	$4,182
Receivables	862	769
Prepaid expenses and other	768	163
Inventories	1,434	1,407
Total current assets	7,064	6,521
PROPERTY AND EQUIPMENT:
Land and building	5,722	5,722
Leasehold improvements	38,481	38,191
Fixtures and equipment	33,811	33,040
Total property and equipment	78,014	76,953
Less accumulated depreciation and amortization	(55,787)	(53,917)
Total net property and equipment	22,227	23,036
OTHER ASSETS:
Operating lease right-of-use assets, net	38,160	40,007
Deferred tax assets	11,584	11,583
Deposits and other assets	266	277
Trademarks	3,900	3,900
Other intangibles, net	41	51
Goodwill	5,713	5,713
Total other assets	59,664	61,531

TOTAL ASSETS:	$88,955	$91,088
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,745	$2,585
Deferred income	46	67
Operating lease liabilities, current	6,078	5,787
Other accrued liabilities	6,710	6,451
Total current liabilities	15,579	14,890
LONG-TERM LIABILITIES:
Maturities of long-term debt	1,250	750
Operating lease liabilities, net of current portion	39,875	42,332
Deferred revenues and other liabilities	116	122
Total long-term liabilities	41,241	43,204
SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 26, 2024 and September 26, 2023	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,977,433 issued; and 11,033,319 and 11,446,587 outstanding as of March 26, 2024 and September 26, 2023, respectively	13	13
Capital contributed in excess of par value	56,779	56,701
Treasury stock, at cost; 1,944,114 and 1,530,846 shares as of March 26, 2024 and September 26, 2023, respectively	(5,992)	(4,908)
Accumulated deficit	(19,173)	(19,235)
Total Good Times Restaurants Inc. shareholders’ equity	31,627	32,571

Non-controlling interests	508	423
Total shareholders’ equity	32,135	32,994

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,955	$91,088

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	March 26, 2024 (13 Weeks)	March 28, 2023 (13 Weeks)	March 26, 2024 (26 Weeks)	March 28, 2023 (26 Weeks)
NET REVENUES:
Restaurant sales	$35,265	$34,568	$68,211	$67,747
Franchise revenues	173	217	359	432
Total net revenues	35,438	34,785	68,570	68,179

RESTAURANT OPERATING COSTS:
Food and packaging costs	10,599	10,655	20,926	21,262
Payroll and other employee benefit costs	12,266	11,989	23,890	23,537
Restaurant occupancy costs	2,613	2,428	5,118	4,886
Other restaurant operating costs	5,105	4,826	9,833	9,318
Preopening costs	-	30	-	30
Depreciation and amortization	926	911	1,853	1,821
Total restaurant operating costs	31,509	30,839	61,620	60,854

General and administrative costs	2,554	2,297	4,867	4,675
Advertising costs	824	778	1,916	1,672
Impairment of long-lived assets	-	76	-	76
Loss (gain) on restaurant and equipment asset sales	4	(22)	(6)	(22)
Litigation contingencies	(97)	-	(97)	-

INCOME FROM OPERATIONS:	644	817	270	924

Interest and other expense, net	(42)	(26)	(74)	(38)

NET INCOME BEFORE INCOME TAXES:	602	791	196	886

Provision for income taxes	78	9,952	1	9,952

NET INCOME:	$680	$10,743	$197	$10,838
Income attributable to non-controlling interests	(62)	(122)	(135)	(344)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$618	$10,621	$62	$10,494

NET INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$0.06	$0.90	$0.01	$0.88
Diluted	$0.06	$0.89	$0.01	$0.88

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,136,207	11,818,651	11,256,893	11,930,140
Diluted	11,230,717	11,884,123	11,352,592	11,985,254

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date March 26, 2024

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 26, 2023	1,530,846	$(4,908)	11,446,587	$13	$56,701	$423	$(19,235)	$32,994

Stock-based compensation cost	-	-	-	-	38	-	-	38
Treasury Shares Purchased	160,772	(438)	(160,772)	-	-	-	-	(438)
Non-controlling interests:
Income	-	-	-	-	-	73	-	73
Distributions	-	-	-	-	-	(29)	-	(29)
Net loss attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	(556)	(556)
BALANCES, December 26, 2023	1,691,618	$(5,346)	11,285,815	$13	$56,739	$467	$(19,791)	$32,082

Stock-based compensation cost	-	-	-	-	40	-	-	40
Treasury Shares Purchased	252,496	(646)	(252,496)	-	-	-	-	(646)
Non-controlling interests:
Income	-	-	-	-	-	62	-	62
Distributions	-	-	-	-	-	(21)	-	(21)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	618	618

BALANCES, March 26, 2024	1,944,114	$(5,992)	11,033,319	$13	$56,779	$508	$(19,173)	$32,135

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date March 28, 2023

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 27, 2022	692,798	$(2,634)	12,274,351	$13	$59,427	$1,303	$(30,321)	$27,788

Stock-based compensation cost	-	-	-	-	46	-	-	46
Restricted stock unit vesting	-	-	8,284	-	(92)	-	-	(92)
Stock option exercise	-	-	2,000	-	5	-	-	5
Treasury shares purchased	371,395	(873)	(371,395)	-	-	-	-	(873)
Non-controlling interests:
Income	-	-	-	-	-	222	-	222
Distributions	-	-	-	-	-	(172)	-	(172)
Contributions	-	-	-	-	-	13	-	13
Net loss attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	(127)	(127)
BALANCES, December 27, 2022	1,064,193	$(3,507)	11,913,240	$13	$59,386	$1,366	$(30,448)	$26,810

Stock-based compensation cost	-	-	-	-	43	-	-	43
Treasury Shares Purchased	166,890	(467)	(166,890)	-	-	-	-	(467)
Non-controlling interests:
Income	-	-	-	-	-	122	-	122
Distributions	-	-	-	-	-	(294)	-	(294)
Purchase of non-controlling interests	-	-	-	-	(2,675)	(831)	-	(3,506)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	10,621	10,621

BALANCES, March 28, 2023	1,231,083	$(3,974)	11,746,350	$13	$56,754	$363	$(19,827)	$33,329

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date (26 Weeks)
	March 26, 2024	March 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197	$10,838

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,899	1,859
Net change in operating lease right-of-use assets and liabilities	(319)	(329)
Recognition of deferred gain on sale of restaurant building	(19)	(31)
Impairment of long-lived assets	-	76
Loss on disposal of assets	13	9
Stock-based compensation expense	78	89
Provision for income taxes	(1)	(9,959)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(93)	135
Prepaid expense	(605)	(853)
Inventories	(27)	66
Deposits and other	11	10
Accounts payable	129	1,596
Accrued and other liabilities	252	652
Net cash provided by operating activities	1,515	4,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(1,063)	(1,423)
Purchase of non-controlling interests	-	(4,394)
Net cash used in investing activities	(1,063)	(5,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against credit facility	1,000	-
Payments on credit facility	(500)	-
Payment for the purchase of treasury stock	(1,084)	(1,340)
Payment for restricted stock vesting settled in cash	-	(92)
Proceeds from stock option exercise	-	5
Contributions from non-controlling interests	-	13
Distributions to non-controlling interests	(50)	(466)
Net cash used in financing activities	(634)	(1,880)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(182)	(3,539)
CASH AND CASH EQUIVALENTS, beginning of period	4,182	8,906
CASH AND CASH EQUIVALENTS, end of period	$4,000	$5,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$36	$5
Change in accounts payable attributable to the purchase of property and equipment	$(31)	$158

See accompanying notes to condensed consolidated financial statements (unaudited)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular dollar amounts in thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc. (the “Company”) and its wholly owned subsidiaries as well as one partnership in which the Company is the general partner, and five limited liability companies in which the Company is the sole owner following the January 2023 purchase of the membership interests of the previously joint-venture restaurants. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company owns a 50% interest in a limited partnership which owns six Good Times restaurants, is the sole general partner, and receives a management fee prior to any distributions to the limited partner. Because the Company owns an approximate 50% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s consolidated financial statements.

The Company operates and licenses full-service restaurants under the brand Bad Daddy’s Burger Bar (“Bad Daddy’s”) that are primarily located in Colorado and in the Southeast region of the United States.

The Company operates and franchises drive-thru fast-food hamburger restaurants under the brand Good Times Burgers & Frozen Custard (“Good Times”), all of which are located in Colorado and Wyoming.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 26, 2024 and the results of its operations and its cash flows for the fiscal quarters ended March 26, 2024 and March 28, 2023. Operating results for the fiscal quarter ended March 26, 2024 are not necessarily indicative of the results that may be expected for the year ending September 24, 2024. The condensed consolidated balance sheet as of September 26, 2023 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended September 26, 2023.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended March 26, 2024 and March 28, 2023 each consisted of 13 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income.

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  Contributions to the Advertising Funds from our franchisees were $93,000 and $129,000 for the two quarters ended March 26, 2024 and March 28, 2023, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, payments due from third party delivery and online ordering partners, and payments due to us for sales of gift cards to third party retailers.

Receivables consist of the following as of:

	March 26, 2024	September 26, 2023
Third party delivery partners	$316	$269
Third party retailers	268	291
Vendor rebates and incentives	243	185
Franchise and other	35	24
Total	$862	$769

Note 2.	Recent Accounting Pronouncements

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

Revenue Recognition. Revenues consist primarily of sales from restaurant operations and franchise revenue, which also includes franchisee contributions to Advertising Funds. Revenues associated with gift card breakage are immaterial to our financials. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

The Company recognizes revenues in the form of restaurant sales at the time of the sale when payment is made by the customer, as the Company has completed its performance obligation, namely the provision of food and beverage, and the accompanying customer service, during the customer’s visit to the restaurant. The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and is immaterial to our overall financial statements. Late in fiscal 2023, the Company began operating a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the new reward program is immaterial to the Company’s financial statements for the quarter and year-to-date periods ended March 26, 2024.

Revenues we receive from our franchise and license agreements include sales-based royalties and, from our franchise agreements, may also include Advertising Fund contributions, area development fees, and franchisee fees. We recognize sales-based royalties from franchisees and licensees as the underlying sales occur. We similarly recognize Advertising Fund contributions from franchisees as the underlying sales occur. The Company also provides its franchisees with services associated with opening new restaurants and operating them under franchise and development agreements in exchange for area development and franchise fees. The Company would capitalize these fees upon receipt from the franchisee and then would amortize those over the contracted franchise term as the services comprising the performance obligations are satisfied. We have not received material development or franchise fees in the years presented, and the primary performance obligations under existing franchise and development agreements have been satisfied prior to the earliest period presented in our financial statements.

Note 4.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 26, 2024 and September 26, 2023 (in thousands):

	March 26, 2024			September 26, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$50	$(22)	$28	$50	$(14)	$36
Reacquired franchise rights	$15	$(2)	$13	$15	$-	$15
	$65	$(24)	$41	$65	$(14)	$51
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$3,965	$(24)	$3,941	$3,965	$(14)	$3,951

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

Intangible assets subject to amortization primarily consist of non-compete agreements associated with prior restaurant purchases. The aggregate amortization expense related to these intangible assets subject to amortization was $10,000 for the two quarters ended March 26, 2024 and $9,000 for the two quarters ended March 28, 2023. As of both March 26, 2024 and March 28, 2023, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit. The Company had no goodwill impairment losses in the periods presented in the above table.

Note 5.	Stock-Based Compensation

The Company has traditionally maintained incentive compensation plans that include provisions for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”) and has outstanding awards that were issued under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) during the 2018 fiscal year, which was approved by shareholders on May 24, 2018. Future awards will be issued under the 2018 Plan. On February 8, 2022 the Company’s shareholders approved a proposal to increase the number of shares available for issuance under the 2018 Plan from 900,000 to 1,050,000, which currently represents the maximum number of shares available for issuance under the 2018 Plan.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as forfeitures occur.

For the quarters ended March 26, 2024 and March 28, 2023, we recognized $40,000 and $43,000, respectively, related to stock-based compensation arrangements. Our net income for the two quarters ended March 26, 2024 and March 28, 2023 includes $78,000 and $89,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Note 6.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following as of:

	March 26, 2024	September 26, 2023
Prepaid Insurance	$446	$-
Other	322	163
Total	$768	$163

Note 7.	Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	March 26, 2024	September 26, 2023
Wages and other employee benefits	$2,882	$2,893
Gift card liability, net of breakage	1,576	1,108
Taxes, other than income taxes	1,149	1,275
General expense accrual and other	1,103	1,175
Total	$6,710	$6,451

Note 8.	Notes Payable and Long-Term Debt

Cadence Credit Facility. The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”). Pursuant to the credit agreement, Cadence agreed to loan the Company up to $8,000,000, with a maturity date of April 20, 2028 (the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

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

As of March 26, 2024 the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 8.42%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of March 26, 2024, the unamortized balance of these fees was $109,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of March 26, 2024, there were $1,250,000 of borrowings against the facility, all of which is due during the fiscal year ending September 26, 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 26, 2024, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $6,740,000 of committed funds available.

Total interest expense on notes payable was $37,000 and $0 for the quarters ended March 26, 2024 and March 28, 2023, respectively.

Note 9.	Earnings per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock units (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	March 26, 2024	March 28, 2023	March 26, 2024	March 28, 2023
Weighted-average shares outstanding basic	11,136,207	11,818,651	11,256,893	11,930,140
Effect of potentially dilutive securities:
Stock options	5,260	13,722	6,449	3,364
Restricted stock units	89,250	51,750	89,250	51,750
Weighted-average shares outstanding diluted	11,230,717	11,884,123	11,352,592	11,985,254
Excluded from diluted weighted average shares outstanding:
Antidilutive	383,623	372,575	383,623	385,908

Note 10.	Contingent Liabilities and Liquidity

There may be various claims in process, matters in litigation, and other contingencies brought against the Company by employees, vendors, customers, franchisees, or other parties. Evaluating these contingencies is a complex process that may involve substantial judgment on the potential outcome of such matters, and the ultimate outcome of such contingencies may differ from our current analysis. We regularly review the adequacy of accruals and disclosures related to such contingent liabilities in consultation with legal counsel. While it is not possible to predict the outcome of these claims with certainty, it is management’s opinion that any reasonably possible losses associated with such contingencies have been adequately accrued or would be immaterial to our financial statements. During the quarter ended March 26, 2024, we have recognized $235,000 in contingent liabilities related to routine course of business claims.

The Company is the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and the Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On April 11, 2022, the Court heard the parties’ respective motions for summary judgment on the plaintiffs’ claims. The Court verbally ruled that it was dismissing all of the plaintiffs’ claims except for their claim for breach of an express and implied obligation to negotiate in good faith under the parties’ letter of intent. The Court also indicated its intent to dismiss Good Times’ counterclaim against the plaintiffs for breach of a covenant not to sue over the failed negotiations.  On May 5, 2022, the Court issued a written order confirming this ruling. On May 25, 2022, the Court issued an order that the plaintiffs are only entitled to reliance damages should they prevail on their claim for breaches of the express and implied obligations to negotiate in good faith. The parties conducted a bench trial on the plaintiffs’ claims. The parties concluded post-trial briefing on October 24, 2022.  On January 25, 2023, the Court rendered judgment dismissing the plaintiffs’ claims in their entirety and denying all of the requested relief.

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023 decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On March 1, 2024, the court of appeals issued a ruling affirming the trial court’s dismissal of the plaintiffs’ claims and reversed the trial court’s previous dismissal of Good Times’ own claim for the plaintiffs’ breach of their covenant not to sue Good Times. The court of appeals ordered that Good Times’ counterclaim be remanded to the trial court for further consideration. Due to this favorable decision, we have reversed our previous contingency reserve of $332,000. The plaintiffs petitioned the court of appeals for rehearing on its reversal of the trial court’s dismissal of Good Times’ counterclaim. The court of appeals’ ruling on the petition for rehearing is pending. The amount of Good Times’ claimed damages (which consists substantially of its prior legal fees) exceeds $3 million. While Good Times plans to vigorously pursue this remaining claim to conclusion, there is no assurance that it will be successful and, even if it is successful, its recovery may be less than such claimed damages amount.

Note 11.	Leases

The Company determines if a contract contains a lease at inception. The Company’s material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The initial lease terms range from 10 years to 20 years, most of which include renewal options of 10 to 15 years.

Components of operating lease costs are as follows for the fiscal quarters ended March 26, 2024 and March 28, 2023:

Lease cost	Classification	March 26, 2024	March 28, 2023
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,908	$1,853
Variable lease cost	Occupancy	10	-
Sublease income	Occupancy	(125)	(143)
		$1,793	$1,710

Weighted average lease term and discount rate are as follows:

	March 26, 2024	March 28, 2023
Weighted average remaining lease term (in years)	7.54	8.24

Weighted average discount rate	5.0%	5.0%

Supplemental cash flow disclosures:

	March 26, 2024	March 28, 2023
Cash paid for operating lease liabilities	$3,865	$3,734

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$452	$184

Future minimum rent payments for our operating leases as of March 26, 2024 are as follows:

Total
One Year	$8,299
Two Years	8,094
Three Years	7,706
Four Years	7,291
Five Years	6,067
Thereafter	18,077
Total minimum lease payments	55,534
Less: imputed interest	(9,581)
Present value of lease liabilities	$45,953

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

There were no asset impairments in the two quarters ended March 26, 2024. During the two quarters ended March 28, 2023, there were $76,000 of asset impairments related primarily to new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 26, 2024 or March 28, 2023.

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

The Company’s effective income tax rate for the three periods ended March 26, 2024 was (12.82%), an increase from the effective income tax rate of (1,487%) for the three periods ended March 28, 2023. The Company’s effective tax rate for the six periods ended March 26, 2024 was (1.83%), an increase from an effective income tax rate of (1,836%) for the six periods ended March 28, 2023. The increase is due to the Company’s valuation allowance release that occurred during the prior year quarter and the prior year.

The Company is subject to taxation in various jurisdictions within the United States. The Company continues to remain subject to examination by United States federal authorities for the years 2020 through 2023. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 26, 2024.

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

The following table summarizes the activity in non-controlling interests during the two quarters ended March 26, 2024 (in thousands):

Total
Balance at September 26, 2023	$423
Income	135
Distributions	(50)
Balance at March 26, 2024	$508

As previously described in Note 1, our non-controlling interests as of the quarter ended March 26, 2024 consisted of one joint-venture partnership involving six Good Times restaurants, in which the Company is the general partner and owns a 50.0% interest.

Note 15.	Segment Reporting

All of our Bad Daddy’s compete in the full-service segment of the restaurant industry while our Good Times compete in the quick-service segment of the restaurant industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	March 26, 2024 (13 Weeks)	March 28, 2023 (13 Weeks)	March 26, 2024 (26 Weeks)	March 28, 2023 (26 Weeks)
Revenues:
Bad Daddy’s	$26,504	$26,408	$50,697	$51,634
Good Times	8,934	8,377	17,873	16,545
	$35,438	$34,785	$68,570	$68,179
Income (loss) from operations:
Bad Daddy’s	$382	$678	$(381)	$668
Good Times	262	139	651	256
	$644	$817	$270	$924
Capital expenditures:
Bad Daddy’s	$355	$448	$487	$606
Good Times	277	249	607	975
	$632	$697	$1,094	$1,581

	March 26, 2024	September 26, 2023
Property and equipment, net:
Bad Daddy’s	$18,062	$18,053
Good Times	4,165	4,983
	$22,227	$23,036
Total assets:
Bad Daddy’s	$65,652	$67,720
Good Times	23,303	23,368
	$88,955	$91,088

Note 16.	Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Good Times Restaurant Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and licenses full-service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (“Bad Daddy’s”) and operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (“Good Times”).

Forward Looking Statements: This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 26, 2023. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I)

The disruption to our business from pandemics or other public health emergencies and the impact it could have on our results of operations, financial condition and prospects. The disruption and effect on our business may vary depending on the duration and extent of the pandemics and other public health emergencies and the impact of federal, state and local governmental actions and customer behavior in response.

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

(IV)

We may be negatively impacted if we are unable to pass on to customers through menu price increases the increased costs that we incur through inflation experienced in our input costs including both the cost of food and the cost of labor. Recent metrics have indicated that increased levels of price inflation are prevalent throughout the economy which have resulted in increases in commodity, labor and energy costs for both concepts as well as increased product substitutions, elevated freight costs, and increased variability in product quality. Further significant increases in inflation could affect the global and United States economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

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

Growth Strategies and Outlook. We believe there are significant opportunities to grow customer traffic and increase awareness of our brands, leading to organic sales growth. We also believe there are unit growth opportunities for both of our concepts though we continue to execute unit growth with increased scrutiny surrounding real estate selection and a more conservative approach to leverage than we previously took, in light of the higher costs and volatile inflation present in the current operating environment.

Restaurant Locations. As of March 26, 2024, we operated, franchised, or licensed a total of forty-one Bad Daddy’s restaurants and thirty-one Good Times restaurants. The following table presents the number of restaurants operating at the end of the fiscal quarters ended March 26, 2024 and March 28, 2023.

Company-Owned/Co-Developed:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2024	2023	2024	2023	2024	2023
Alabama	3	2	-	-	3	2
Colorado	11	11	25	23	36	34
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	40	39	25	23	65	62

Franchise/License:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2024	2023	2024	2023	2024	2023
Colorado	-	-	4	6	4	6
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	6	8	7	9

One company-owned Bad Daddy’s restaurant opened in Madison, Alabama in the fourth quarter of 2023. We acquired two Good Times restaurants in Greenwood Village and Lafayette, Colorado from franchisees during the fourth quarter of 2023.

Results of Operations

Fiscal quarter ended March 26, 2024 (13 weeks) compared to fiscal quarter ended March 28, 2023 (13 weeks):

Net Revenues. Net revenues for the fiscal quarter ended March 26, 2024 increased $653,000 or 1.9% to $35,438,000 from $34,785,000 for the fiscal quarter ended March 28, 2023. Bad Daddy’s concept revenues increased $97,000 while our Good Times concept revenues increased $556,000.

Bad Daddy’s restaurant sales increased $106,000 to $26,448,000 for the fiscal quarter ended March 26, 2024 from $26,342,000 for the fiscal quarter ended March 28, 2023. This increase is a result of the fourth quarter 2023 Madison, Alabama restaurant opening, the prior year remodel temporary closure of the Greenville, South Carolina restaurant and menu price increases, offset by reduced customer traffic, concentrated in several key markets. The average menu price increase for the fiscal quarter ended March 26, 2024 over the same prior year quarter was approximately 4.7%.

Good Times restaurant sales increased $591,000 to $8,817,000 for the fiscal quarter ended March 26, 2024 from $8,226,000 for the fiscal quarter ended March 28, 2023. This increase is primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees and menu price increases. The average menu price increase for the fiscal quarter ended March 26, 2024 over the same prior year quarter was approximately 3.9%.

Franchise revenues decreased $44,000 to $173,000 in the fiscal quarter ended March 26, 2024 compared to $217,000 in the fiscal quarter ended March 28, 2023. This decrease is primarily due to the acquisition, during the fourth fiscal quarter of 2023, by the Company of two Good Times restaurants previously owned by franchisees, as well as significantly lower sales compared to the prior year at two restaurants operated by a common franchisee, resulting in reduced royalties collected.

Same Store Sales

Same store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all Company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales decreased 3.2% during the fiscal quarter ended March 26, 2024 compared to the same thirteen-week period ended March 28, 2023, primarily driven by general weakness in the casual dining restaurant segment as indicated by sequentially lower same store sales as measured by Black Box Intelligence, and to a lesser extent, weaker traffic specific to Bad Daddy’s in certain restaurants, partially offset by menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter, although one of those restaurants has been removed from the same store sales calculation during the March fiscal month as it compares against a remodel closure in the prior year.

Good Times same store restaurant sales increased 0.9% during the fiscal quarter ended March 26, 2024 compared to the same thirteen-week period ended March 28, 2023, primarily due to menu price increases, partially offset by reduced customer traffic driven by significantly unfavorable weather during the quarter compared to the same prior year quarter. There were twenty-five restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended March 26, 2024 decreased $56,000 to $10,599,000 (30.1% of restaurant sales) from $10,655,000 (30.8% of restaurant sales) for the fiscal quarter ended March 28, 2023.

Bad Daddy’s food and packaging costs were $8,031,000 (30.4% of restaurant sales) for the fiscal quarter ended March 26, 2024, down from $8,052,000 (30.6% of restaurant sales) for the fiscal quarter ended March 28, 2023. The decrease, as a percentage of sales, is primarily attributable to the impact of a 4.7% increase in menu pricing, partially offset by slightly higher purchase prices in our commodity basket compared to the prior year period.

Good Times food and packaging costs were $2,568,000 (29.1% of restaurant sales) for the fiscal quarter ended March 26, 2024, down from $2,603,000 (31.6% of restaurant sales) for the fiscal quarter ended March 28, 2023. This decrease is primarily attributable to the impact of a 3.9% increase in menu pricing and, to a lesser extent, lower purchase prices on food and paper goods.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the fiscal quarter ended March 26, 2024 increased $277,000 to $12,266,000 (34.8% of restaurant sales) from $11,989,000 (34.7% of restaurant sales) for the fiscal quarter ended March 28, 2023.

Bad Daddy’s payroll and other employee benefit costs were $9,172,000 (34.7% of restaurant sales) for the fiscal quarter ended March 26, 2024 up from $9,143,000 (34.7% of restaurant sales) for the fiscal quarter ended March 28, 2023. The $29,000 increase is primarily attributable to one additional operating restaurant during the current quarter compared to the same prior year, quarter, higher wage rates, and increased deployment of service and bar staff, partially offset by greater back of house productivity.

Good Times payroll and other employee benefit costs were $3,094,000 (35.1% of restaurant sales) in the fiscal quarter ended March 26, 2024, up from $2,846,000 (34.6% of restaurant sales) in the same prior year period. The increase is attributable to labor associated with two additional company-owned restaurants and higher average wage rates resulting from market forces and the CPI-indexed minimum wage in Denver and the state of Colorado.

Occupancy Costs. Occupancy costs for the fiscal quarter ended March 26, 2024 increased $185,000 to $2,613,000 (7.4% of restaurant sales) from $2,428,000 (7.0% of restaurant sales) for the fiscal quarter ended March 28, 2023.

Bad Daddy’s occupancy costs were $1,743,000 (6.6% of restaurant sales) for the fiscal quarter ended March 26, 2024, up from $1,693,000 (6.4% of restaurant sales) for the fiscal quarter ended March 28, 2023.

Good Times occupancy costs were $870,000 (9.9% of restaurant sales) in the fiscal quarter ended March 26, 2024, up from $735,000 (8.9% of restaurant sales) in the fiscal quarter ended March 28, 2023. The increase was primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees, as well as real property tax increases resulting from higher property values.

Other Operating Costs. Other operating costs for the fiscal quarter ended March 26, 2024, increased $279,000 to $5,105,000 (14.5% of restaurant sales) from $4,826,000 (14.0% of restaurant sales) for the fiscal quarter ended March 28, 2023.

Bad Daddy’s other operating costs were $3,895,000 (14.7% of restaurant sales) for the fiscal quarter ended March 26, 2024 up from $3,811,000 (14.5% of restaurant sales) for the fiscal quarter ended March 28, 2023. The $84,000 increase was primarily attributable to increased repair and maintenance, credit card fees and other employee-related expenses, partially offset by reduced restaurant supply costs.

Good Times other operating costs were $1,210,000 (13.7% of restaurant sales) in the fiscal quarter ended March 26, 2024, up from $1,015,000 (12.3% of restaurant sales) in the fiscal quarter ended March 28, 2023. The increase was primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees, as well as increased repair and maintenance, credit card fees and customer delivery fees.

New Store Preopening Costs. In the fiscal quarter ended March 26, 2024, there were no preopening costs compared to $30,000 of preopening costs for the fiscal quarter ended March 28, 2023, which primarily related to re-training costs incurred as part of our closure and remodel of our Greenville, South Carolina Bad Daddy’s location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the fiscal quarter ended March 26, 2024, increased $15,000 to $926,000 from $911,000 in the fiscal quarter ended March 28, 2023.

Bad Daddy’s depreciation and amortization costs for the fiscal quarter ended March 26, 2024 decreased $21,000 to $740,000 from $761,000 in the fiscal quarter ended March 28, 2023.

Good Times depreciation and amortization costs for the fiscal quarter ended March 26, 2024 increased $36,000 to $186,000 from $150,000 in the fiscal quarter ended March 28, 2023.

General and Administrative Costs. General and administrative costs for the fiscal quarter ended March 26, 2024, increased $257,000 to $2,554,000 (7.2% of total revenues) from $2,297,000 (6.6% of total revenues) for the fiscal quarter ended March 28, 2023.

This increase in general and administrative expenses in the fiscal quarter ended March 26, 2024 is primarily attributable to:

●	Increase in costs associated with multi-unit supervisory roles of $87,000
●	Increase in home office payroll and benefits costs of $125,000
●	Increase in technology costs of $19,000
●	Increase in office lease and equipment expense of $17,000
●	Increase in other costs of $116,000
●	Decrease in health insurance related costs of $70,000
●	Decrease in recruiting and training related costs of $13,000
●	Decrease in general travel-related expenses of $24,000

For the balance of the fiscal year, we expect general and administrative costs to be approximately 7.0% - 8.0% of total revenues.

Advertising Costs. Advertising costs for the fiscal quarter ended March 26, 2024, increased $46,000 to $824,000 (2.3% of total revenues) from $778,000 (2.2% of total revenues) for the fiscal quarter ended March 29, 2023.

Bad Daddy’s advertising costs were $539,000 (2.0% of total revenues) in the fiscal quarter ended March 26, 2024 compared to $422,000 (1.6% of total revenues) for the fiscal quarter ended March 28, 2023. The increase is primarily due to social media and printing cost increases, partially offset by a decrease in local store marketing. Bad Daddy’s advertising costs consist primarily of third party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $285,000 (3.2% of total revenues) in the fiscal quarter ended March 26, 2024 compared to $356,000 (4.2% of total revenues) in the fiscal quarter ended March 28, 2023. The decrease is primarily related to reduced radio advertising and professional fees, partially offset by increased gift card and loyalty program expense.

Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets Costs. The were no costs associated with impairments for the fiscal quarter ended March 26, 2024, compared to $76,000 for the fiscal quarter ended March 28, 2023, which primarily consists of new assets associated with previously impaired locations.

Loss (Gain) on Restaurant Asset and Equipment Sales. The net loss on restaurant asset sales and equipment disposals for the fiscal quarter ended March 26, 2024 was $4,000, which is composed of a loss of $13,000 on disposal of miscellaneous assets, and $9,000 of deferred gain recognition, compared to a net gain of $22,000 for the fiscal quarter ended March 28, 2023, which is composed of a loss of $9,000 on disposal of miscellaneous assets, and $31,000 of deferred gain recognition.

Litigation Contingency Costs. There was $97,000 of income related to adjustment of the Company’s litigation contingency reserve in the fiscal quarter ended March 26, 2024, compared to $0 for the fiscal quarter ended March 28, 2023. This adjustment is due to the recognition of $235,000 in contingent liabilities related to routine course of business claims as well as the reversal of our previous contingency reserve of $332,000.

Income from Operations. Income from operations was $644,000 in the fiscal quarter ended March 26, 2024 compared to income from operations of $817,000 in the fiscal quarter ended March 28, 2023.

The change in the income from operations for the fiscal quarter ended March 26, 2024 is primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $42,000 during the fiscal quarter ended March 26, 2024, compared with $26,000 during the fiscal quarter ended March 28, 2023.

Provision for Income Taxes. There was a $78,000 benefit from income taxes for the fiscal quarter ended March 26, 2024, compared to a $9,952,000 benefit for the fiscal quarter ended March 28, 2023. The most significant driver of the prior year benefit was the release of the valuation allowance previously assessed on the deferred tax assets.

Net Income. Net income was $680,000 for the fiscal quarter ended March 26, 2024, compared to net income of $10,743,000 in the fiscal quarter ended March 28, 2023.

The change from the fiscal quarter ended March 26, 2024 to the fiscal quarter ended March 28, 2023 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the fiscal quarter ended March 26, 2024, the income attributable to non-controlling interests was $62,000 compared to $122,000 for the fiscal quarter ended March 28, 2023.

Of the quarter’s income attributable to non-controlling interests, zero is attributable to Bad Daddy’s joint-venture restaurants, compared to $40,000 in the same prior year period. This reduction is due to the acquisition by the Company of the interests in the limited liability companies held by non-controlling parties during the second fiscal quarter of 2023.

The full $62,000 of the current fiscal quarter’s income is attributable to the Good Times joint-venture restaurants, compared to $82,000 in the same prior year period. This $20,000 decrease is primarily due to decreased profitability during the current fiscal quarter of the six restaurants involved in the partnership.

Fiscal two quarters ended March 26, 2024 (26 weeks) compared to fiscal two quarters ended March 28, 2023 (26 weeks):

Net Revenues. Net revenues for the two quarters ended March 26, 2024 increased $391,000, or 0.6%, to $68,570,000 from $68,179,000 for the two quarters ended March 28, 2023. Bad Daddy’s concept revenues decreased $937,000 while our Good Times concept revenues increased $1,328,000.

Bad Daddy’s restaurant sales decreased $939,000 to $50,568,000 for the two quarters ended March 26, 2024 from $51,507,000 for the two quarters ended March 28, 2023. This decrease is due to the prior year closure of the Cherry Creek location, reduced customer traffic, concentrated in certain restaurants, partially offset by menu price increases and sales from the Madison, Alabama restaurant which opened during the fourth quarter of fiscal 2023. The average menu price increase for the two quarters ended March 26, 2024 over the same prior year quarters was approximately 4.5%.

Good Times restaurant sales increased $1,403,000 to $17,643,000 for the two quarters ended March 26, 2024 from $16,240,000 for the two quarters ended March 28, 2023. This increase is primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees and menu price increases. The average menu price increase for the two quarters ended March 26, 2024 over the same prior year quarters was approximately 4.2%.

Franchise revenues decreased $73,000 to $359,000 in the two quarters ended March 26, 2024 compared to $432,000 in the two quarters ended March 28, 2023. This decrease is primarily due to the acquisition, during the fourth fiscal quarter of 2023, by the Company of two Good Times restaurants previously owned by franchisees, as well as significantly lower sales compared to the prior year at two restaurants operated by a common franchisee, resulting in reduced royalties collected.

Same Store Sales

Same store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year-to-date period to the current year-to-date period’s operating weeks.

Bad Daddy’s same store restaurant sales decreased 4.7% during the two quarters ended March 26, 2024 compared to the same two quarters ended March 28, 2023, primarily driven by general weakness in the casual dining restaurant segment as indicated by sequentially lower same store sales as measured by Black Box Intelligence, weaker traffic specific to Bad Daddy’s in certain restaurants, partially offset by menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter, although one of those restaurants has been removed from the same store sales calculation during the March fiscal month as it compares against a remodel closure in the prior year.

Good Times same store restaurant sales increased 2.5% during the two quarters ended March 26, 2024 compared to the same two quarters ended March 28, 2023, primarily due to menu price increases, partially offset by traffic decreases, primarily associated with unfavorable weather during the second fiscal quarter, as compared to the same-prior year quarter. There were twenty-five restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the two quarters ended March 26, 2024 decreased $336,000 to $20,926,000 (30.7% of restaurant sales) from $21,262,000 (31.4% of restaurant sales) for the two quarters ended March 28, 2023.

Bad Daddy’s food and packaging costs were $15,640,000 (30.9% of restaurant sales) for the two quarters ended March 26, 2024, down from $16,025,000 (31.1% of restaurant sales) for the two quarters ended March 28, 2023. This decrease is primarily attributable to a combination of lower restaurant sales during the two quarters ended March 26, 2024 versus the two quarters ended March 28, 2023 and lower purchase prices for food and paper goods. The decrease, as a percent of sales, is primarily attributable to the impact of a 4.5% average annual increase in menu pricing.

Good Times food and packaging costs were $5,286,000 (30.0% of restaurant sales) for the two quarters ended March 26, 2024, up from $5,237,000 (32.2% of restaurant sales) for the two quarters ended March 28, 2023. This increase is primarily attributable to a combination of higher restaurant sales during the current two-quarter period versus the prior two-quarter period, offset by lower purchase prices on food and paper goods. The decrease, as a percent of sales, is primarily attributable to the impact of a 4.2% average annual increase in menu pricing, and to a lesser extent, lower purchase prices on food and paper goods.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the two quarters ended March 26, 2024 increased $353,000 to $23,890,000 (35.0% of restaurant sales) from $23,537,000 (34.7% of restaurant sales) for the two quarters ended March 28, 2023.

Bad Daddy’s payroll and other employee benefit costs were $17,813,000 (35.2% of restaurant sales) for the two quarters ended March 26, 2024 down from $17,898,000 (34.7% of restaurant sales) for the two quarters ended March 28, 2023. The $85,000 decrease is primarily attributable to lower restaurant sales during the two quarters ended March 26, 2024 versus the two quarters ended March 28, 2023, partially offset by higher average pay rates. As a percent of sales, payroll and employee benefits costs increased by 0.5% primarily attributable to higher average wage rates paid to attract qualified employees and the deleveraging impact of lower sales on fixed labor costs, primarily manager salaries.

Good Times payroll and other employee benefit costs were $6,077,000 (34.4% of restaurant sales) in the two quarters ended March 26, 2024, up from $5,639,000 (34.7% of restaurant sales) in the same prior year period. The $438,000 increase was attributable to labor associated with two additional company-owned restaurants and higher average wage rates, partially offset by increased labor productivity. As a percent of sales, payroll and employee benefits costs decreased by 0.3% primarily attributable to menu price increases and increased labor productivity, partially offset by increased wage rates.

Occupancy Costs. Occupancy costs for the two quarters ended March 26, 2024 increased $232,000 to $5,118,000 (7.5% of restaurant sales) from $4,886,000 (7.2% of restaurant sales) for the two quarters ended March 28, 2023.

Bad Daddy’s occupancy costs were $3,461,000 (6.8% of restaurant sales) for the two quarters ended March 26, 2024, up from $3,425,000 (6.6% of restaurant sales) for the two quarters ended March 28, 2023.

Good Times occupancy costs were $1,657,000 (9.4% of restaurant sales) in the two quarters ended March 26, 2024, up from $1,461,000 (9.0% of restaurant sales) in the two quarters ended March 28, 2023. The increase was primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees, as well as real property tax increases resulting from increased property valuations.

Other Operating Costs. Other operating costs for the two quarters ended March 26, 2024, increased $515,000 to $9,833,000 (14.4% of restaurant sales) from $9,318,000 (13.8% of restaurant sales) for the two quarters ended March 28, 2023.

Bad Daddy’s other operating costs were $7,476,000 (14.8% of restaurant sales) for the two quarters ended March 26, 2024 up from $7,333,000 (14.2% of restaurant sales) for the two quarters ended March 28, 2023. The $143,000 increase was attributable to increased repair and maintenance and other employee-related expenses, partially offset by a reduced restaurant supply cost.

Good Times other operating costs were $2,357,000 (13.4% of restaurant sales) in the two quarters ended March 26, 2024, up from $1,985,000 (12.2% of restaurant sales) in the two quarters ended March 28, 2023. The increase was primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees, as well as increased repair and maintenance, credit card fees and customer delivery fees.

New Store Preopening Costs. There were no new store preopening costs for the two quarters ended March 26, 2024, compared to $30,000 for the two quarters ended March 28, 2023 which were primarily related to re-training costs incurred as part of our closure and remodel of our Greenville, South Carolina Bad Daddy’s location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the two quarters ended March 26, 2024, increased $32,000 to $1,853,000 from $1,821,000 in the two quarters ended March 28, 2023.

Bad Daddy’s depreciation and amortization costs for the two quarters ended March 26, 2024 decreased $44,000 to $1,491,000 from $1,535,000 in the two quarters ended March 28, 2023.

Good Times depreciation and amortization costs for the two quarters ended March 26, 2024 increased $76,000 to $362,000 from $286,000 in the two quarters ended March 28, 2023.

General and Administrative Costs. General and administrative costs for the two quarters ended March 26, 2024, increased $192,000 to $4,867,000 (7.1% of total revenues) from $4,675,000 (6.9% of total revenues) for the two quarters ended March 28, 2023.

This increase in general and administrative expenses in the two quarters ended March 26, 2024 is primarily attributable to:

●	Increase in costs associated with multi-unit supervisory roles of $241,000
●	Increase in home office payroll and benefits costs of $147,000
●	Increase in technology costs of $36,000
●	Increase in other costs of $139,000
●	Decrease in professional services of $79,000
●	Decrease in health insurance related costs $88,000
●	Decrease in stock compensation costs of $11,000
●	Decrease in recruiting and training related costs of $121,000
●	Decrease in general travel-related costs of $72,000

Advertising Costs. Advertising costs for the two quarters ended March 26, 2024, increased to $1,916,000 (2.8% of total revenues) from $1,672,000 (2.5% of total revenues) for the two quarters ended March 28, 2023.

Bad Daddy’s advertising costs were $1,269,000 (2.5% of total revenues) for the two quarters ended March 26, 2024 compared to $1,031,000 (2.0% of total revenues) for the two quarters ended March 28, 2023. The increase is primarily due to recognition of commission earned by third parties on gift cards sold through large-box retailers as well as increased social media and printing costs. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $647,000 (3.6% of total revenues) in the two quarters ended March 26, 2024 compared to $641,000 (3.9% of total revenues) in the two quarters ended March 28, 2023.

Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets Costs. There were no costs associated with impairments for the two quarters ended March 26, 2024, compared to $76,000 for the two quarters ended March 28, 2023, which primarily consisted of new assets associated with previously impaired locations.

Loss (Gain) on Restaurant Asset and Equipment Sales. The net gain on restaurant asset sales and equipment disposals for the two quarters ended March 26, 2024 was $6,000, which is composed of a loss of $13,000 on disposal of miscellaneous assets and $19,000 of deferred gain recognition, compared to a net gain of $22,000 for the two quarters ended March 28, 2023, which is composed of a net loss of $9,000 on disposal of miscellaneous assets, and $31,000 of deferred gains.

Litigation Contingency Costs. There was $97,000 of income related to the adjustment of the Company’s litigation contingency reserve during the two quarters ended March 26, 2024, compared to $0 for the two quarters ended March 28, 2023. This adjustment is due to the recognition of $235,000 in contingent liabilities related to routine course of business claims as well as the reversal of our previous contingency reserve of $332,000.

Income from Operations. Income from operations was $270,000 in the two quarters ended March 26, 2024 compared to income from operations of $924,000 in the two quarters ended March 28, 2023.

The change in the income from operations for the two quarters ended March 26, 2024 is due primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $74,000 during the two quarters ended March 26, 2024, compared with $38,000 during the two quarters ended March 28, 2023.

Provision for Income Taxes. There was a $1,000 benefit from income taxes for the two quarters ended March 26, 2024, compared to a $9,952,000 benefit for the two quarters ended March 28, 2023. The most significant driver of the prior year benefit was the release of the valuation allowance previously assessed on the deferred tax assets.

Net Income. Net income was $197,000 for the two quarters ended March 26, 2024 compared to net income of $10,838,000 in the two quarters ended March 28, 2023.

The change from the two quarters ended March 26, 2024 to the two quarters ended March 28, 2023 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the two quarters ended March 26, 2024, the income attributable to non-controlling interests was $135,000 compared to $344,000 for the two quarters ended March 28, 2023.

Of the two quarters’ income attributable to non-controlling interests, $0 is attributable to Bad Daddy’s joint-venture restaurants, compared to $219,000 in the same prior year period. This reduction is due to the acquisition by the Company of the interests in the limited liability companies held by non-controlling parties during the second fiscal quarter of 2023.

The full $135,000 of the current two quarters’ income is attributable to the Good Times joint-venture restaurants, compared to $125,000 in the same prior year period. This $10,000 increase is primarily due to increased profitability during the two fiscal quarters of the six restaurants involved in the partnership.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands) for the fiscal quarter ended March 26, 2024:

	Quarter Ended		Year-to-Date
	March 26, 2024 (13 Weeks)	March 28, 2023 (13 Weeks)	March 26, 2024 (26 Weeks)	March 28, 2023 (26 Weeks)
Adjusted EBITDA:
Net Income, as reported	$618	$10,621	$62	$10,494
Depreciation and amortization	929	900	1,858	1,767
Interest expense, net	42	25	74	38
Provision for income taxes	(78)	(9,952)	(1)	(9,952)
EBITDA	1,511	1,594	1,993	2,347
Preopening expense	-	30	-	30
Non-cash stock-based compensation[1]	40	43	78	89
Asset impairment	-	76	-	76
GAAP rent-cash rent difference[2]	(163)	(190)	(326)	(314)
Loss (gain) on restaurant and equipment asset sales[3]	4	(22)	(6)	(22)
Litigation contingencies	(97)	-	(97)	-
Adjusted EBITDA	$1,295	$1,531	$1,642	$2,206

[1]	Represents non-cash stock-based compensation as described in Note 5 to the Consolidated Financial Statements.
[2]	Represents the excess of cash rent incurred over the amount of GAAP rent recorded in the Financial Statements.
[3]	Represents deferred gains on previous sale-leaseback transactions on two Good Times restaurants as well as losses on miscellaneous equipment disposals.

Depreciation and amortization, the difference between GAAP rent and cash rent and loss (gain) on restaurant and equipment asset sales have been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital. As of March 26, 2024, we had a working capital deficit of $8,515,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days.  Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2024.  We anticipate any commitments in fiscal 2024 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

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

Financing

Cadence Credit Facility. The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”). Pursuant to the credit agreement, Cadence agreed to loan the Company up to $8,000,000 with a maturity date of April 20, 2028 (the “Cadence Credit Facility”). . The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

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

As of March 26, 2024, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 8.42%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of March 26, 2024, the unamortized balance of these fees was $109,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of March 26, 2024, there were $1,250,000 of borrowings against the facility, all of which is due during the fiscal year ending September 26, 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 26, 2024, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $6,740,000 of committed funds available.

Total interest expense on notes payable was $37,000 and $0 for the quarters ended March 26, 2024 and March 28, 2023, respectively.

Cash Flows

	Year-to-Date Period Ended
	March 26, 2024	March 28, 2023
Net cash provided by operating activities	$1,515	$4,158
Net cash used in investing activities	(1,063)	(5,817)
Net cash used in financing activities	(634)	(1,880)
Net change in cash and cash equivalents	$(182)	$(3,539)

Operating Cash Flows. Net cash from operating activities decreased by $2,643,000, primarily due to decreased net income and income tax provision as well as accounts payable and accrued liabilities, as presented on the Condensed Consolidated Statements of Cash Flows.

Investing Cash Flows. Net cash used in investing activities for the two quarters ended March 26, 2024 and March 28, 2023 were $1,063,000 and $5,817,000, respectively, which primarily reflect the purchases of property and equipment in each period as well as the net purchase of all non-controlling interests in our Bad Daddy’s locations in the prior year period.

Financing Cash Flows. Net cash used in financing activities for the two quarters ended March 26, 2024 was $634,000, which includes proceeds from long-term debt of $1,000,000, payments of long-term debt of $500,000, distributions to non-controlling interests of $50,000, and $1,084,000 in payments for the purchase of treasury stock.

Net cash used in financing activities for the two quarters ended March 28, 2023 was $1,880,000, which included distributions to (net of contributions from) non-controlling interests of $453,000, payments for the purchase of treasury stock of $1,340,000, $92,000 in restricted stock vesting paid in cash, and proceeds from stock option exercise of $5,000.

Impact of Inflation

Commodity prices, particularly for key proteins, remain high and volatile. During the first fiscal quarter of 2024, we experienced lower costs across many commodities in our basket, however as we had expected, ground beef costs have begun to increase and we expect them to continue to increase during the second half of fiscal 2024, as will likely be the case for other proteins and food-based commodities. We continue to experience elevated costs for paper and packaging, other restaurant supplies, and energy (utilities) costs.

In addition to food and supplies cost inflation, we have also experienced the need to meaningfully increase wages to attract restaurant employees, and in Colorado inflation-indexed statutory wage rate increases are creating upward pressure on wages. Further, as property valuations have increased in Colorado and to a lesser extent elsewhere, we have seen significant increases in real property taxes.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance and Accounting (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2024.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 26, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a discussion of material legal proceedings affecting the Company, see Note 11 to the unaudited, consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS

The risk factor below updates the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2023.

A future ownership change as defined by Section 382 of the Internal Revenue Code (“IRC”) could limit our ability to utilize tax loss and credit carryforwards to offset our taxable income.

Our deferred tax assets include certain general business credit tax credits and loss carryforwards. Our ability to realize these deferred tax assets through their use to offset future taxable income may be significantly limited if we experience an ownership change, as defined by Section 382 of the IRC. In general, an ownership change under Section 382 occurs if the percentage of stock owned by an entity’s 5% stockholders (as defined for tax purposes) increases by more than 50 percentage points over a rolling three-year period. Such an ownership change has occurred several times in the Company’s history, although during the periods in which such prior ownership changes occurred, the Company had placed a 100% valuation allowance on its deferred tax assets.  The limitation on our ability to utilize these credits and tax loss carryforwards that could arise from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change. If we were to experience an ownership change, it is possible that a significant portion of our tax loss and credit carryforwards could expire before we would be able to use them to offset future taxable income and could result in the recognition of loss associated with the reduced value of the Company’s deferred tax assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of March 26, 2024 the Company has purchased 1,521,042 shares of its common stock pursuant to the share repurchase plan leaving approximately $752,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the fiscal quarter ended March 26, 2024 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
12/27/2023 – 1/23/2024	95,362	$2.56	95,362
1/24/2024 – 2/20/2024	92,830	$2.51	92,830
2/21/2024 – 3/26/2024	44,890	$2.55	44,890
Total	233,082		233,082	$752,000

In addition, on February 14, 2024, outside of the publicly announced share repurchase program referred to above, the Board authorized the Company to purchase an aggregate of 19,414 shares from one non-executive employee for a purchase price of $2.60 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended March 26, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
DATE: May 2, 2024

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Keri A. August Senior Vice President of Finance and Accounting (Principal Financial Officer)