Form 10-Q
period 2024-06-25
Good Times Restaurants Inc.
filed 2024-08-01
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 25, 2024

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

As of July 23, 2024, there were 10,752,803 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

Form 10-Q

Quarter Ended June 25, 2024

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 25, 2024	September 26, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,819	$4,182
Receivables	782	769
Prepaid expenses and other	662	163
Inventories	1,446	1,407
Total current assets	7,709	6,521
PROPERTY AND EQUIPMENT:
Land and building	6,103	5,722
Leasehold improvements	39,241	38,191
Fixtures and equipment	34,328	33,040
Total property and equipment	79,672	76,953
Less accumulated depreciation and amortization	(56,721)	(53,917)
Total net property and equipment	22,951	23,036
OTHER ASSETS:
Operating lease right-of-use assets, net	37,728	40,007
Deferred tax assets	11,781	11,583
Deposits and other assets	259	277
Trademarks	3,900	3,900
Other intangibles, net	36	51
Goodwill	5,713	5,713
Total other assets	59,417	61,531

TOTAL ASSETS:	$90,077	$91,088
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$30	$-
Accounts payable	2,884	2,585
Deferred revenue	187	67
Operating lease liabilities, current	6,176	5,787
Other accrued liabilities	7,266	6,451
Total current liabilities	16,543	14,890
LONG-TERM LIABILITIES:
Maturities of long-term debt	1,100	750
Operating lease liabilities, net of current portion	39,307	42,332
Deferred revenues and other liabilities	109	122
Total long-term liabilities	40,516	43,204
SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 25, 2024 and September 26, 2023	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,977,433 issued; and 10,769,803 and 11,446,587 outstanding as of June 25, 2024 and September 26, 2023, respectively	13	13
Capital contributed in excess of par value	56,807	56,701
Treasury stock, at cost; 2,207,630 and 1,530,846 shares as of June 25, 2024 and September 26, 2023, respectively	(6,697)	(4,908)
Accumulated deficit	(17,852)	(19,235)
Total Good Times Restaurants Inc. shareholders’ equity	32,271	32,571

Non-controlling interests	747	423
Total shareholders’ equity	33,018	32,994

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,077	$91,088

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	June 25, 2024 (13 Weeks)	June 27, 2023 (13 Weeks)	June 25, 2024 (39 Weeks)	June 27, 2023 (39 Weeks)
NET REVENUES:
Restaurant sales	$37,742	$35,376	$105,953	$103,123
Franchise revenues	200	256	568	706
Total net revenues	37,942	35,632	106,521	103,829

RESTAURANT OPERATING COSTS:
Food and packaging costs	11,698	10,923	32,624	32,185
Payroll and other employee benefit costs	12,635	11,940	36,525	35,477
Restaurant occupancy costs	2,580	2,432	7,698	7,318
Other restaurant operating costs	5,195	4,811	15,028	14,129
Preopening costs	-	80	-	110
Depreciation and amortization	960	919	2,813	2,740
Total restaurant operating costs	33,068	31,105	94,688	91,959

General and administrative costs	2,680	2,377	7,791	7,070
Advertising costs	749	751	2,665	2,423
Impairment of long-lived assets	199	965	199	1,041
Loss (gain) on restaurant and equipment asset sales	18	(10)	12	(32)
Litigation contingencies	-	-	(332)	-

INCOME FROM OPERATIONS:	1,228	444	1,498	1,368
Interest and other expense, net	(27)	(18)	(101)	(56)

NET INCOME BEFORE INCOME TAXES:	1,201	426	1,397	1,312
Provision for income taxes	197	551	198	10,503

NET INCOME:	1,398	977	1,595	11,815
Income attributable to non-controlling interests	(77)	(135)	(212)	(479)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,321	$842	$1,383	$11,336

NET INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$0.12	$0.07	$0.12	$0.96
Diluted	$0.12	$0.07	$0.12	$0.95

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,933,758	11,700,044	11,149,181	11,853,441
Diluted	11,034,487	11,769,286	11,246,353	11,910,491

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited) Year-to-Date June 25, 2024

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total
BALANCES, September 26, 2023	1,530,846	$(4,908)	11,446,587	$13	$56,701	$423	$(19,235)	$32,994

Stock-based compensation cost	-	-	-	-	38	-	-	38
Repurchases of common stock	160,772	(438)	(160,772)	-	-	-	-	(438)
Non-controlling interests:
Income	-	-	-	-	-	73	-	73
Distributions	-	-	-	-	-	(29)	-	(29)
Net loss attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	(556)	(556)

BALANCES, December 26, 2023	1,691,618	$(5,346)	11,285,815	$13	$56,739	$467	$(19,791)	$32,082

Stock-based compensation cost	-	-	-	-	40	-	-	40
Repurchases of common stock	252,496	(646)	(252,496)	-	-	-	-	(646)
Non-controlling interests:
Income	-	-	-	-	-	62	-	62
Distributions	-	-	-	-	-	(21)	-	(21)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	618	618

BALANCES, March 26, 2024	1,944,114	$(5,992)	11,033,319	$13	$56,779	$508	$(19,173)	$32,135

Stock-based compensation cost	-	-	-	-	28	-	-	28
Repurchases of common stock	263,516	(705)	(263,516)	-	-	-	-	(705)
Non-controlling interests:
Contributions	-	-	-	-	-	200	-	200
Income	-	-	-	-	-	77	-	77
Distributions	-	-	-	-	-	(38)	-	(38)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	1,321	1,321

BALANCES, June 25, 2024	2,207,630	$(6,697)	10,769,803	$13	$56,807	$747	$(17,852)	$33,018

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

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date (39 Weeks)
	June 25, 2024	June 27, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,595	$11,815

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,883	2,809
Net change in operating lease right-of-use assets and liabilities	(544)	(451)
Recognition of deferred gain on sale of restaurant building	(29)	(76)
Impairment of long-lived assets	199	1,041
Loss on disposal of assets	30	44
Stock-based compensation expense	106	103
Provision for income taxes	(198)	(10,510)

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and other	(15)	(35)
Prepaid expense	(499)	(513)
Inventories	(27)	34
Deposits and other	18	(119)
Accounts payable	276	444
Deferred income	138	24
Accrued and other liabilities	803	97
Net cash provided by operating activities	4,736	4,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,282)	(3,178)
Acquisition of restaurant from franchisee, net of cash acquired	(534)	-
Proceeds from sale of fixed assets	14	-
Net cash used in investing activities	(2,802)	(3,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	1,380	-
Payments on long-term debt	(1,000)	-
Repurchases of common stock	(1,789)	(1,720)
Payments for restricted stock vesting settled in cash	-	(92)
Proceeds from stock option exercise	-	5
Purchase of non-controlling interests	-	(4,394)
Contributions from non-controlling interests	200	13
Distributions to non-controlling interests	(88)	(563)
Net cash used in financing activities	(1,297)	(6,751)

NET CHANGE IN CASH AND CASH EQUIVALENTS	637	(5,222)
CASH AND CASH EQUIVALENTS, beginning of period	4,182	8,906
CASH AND CASH EQUIVALENTS, end of period	$4,819	$3,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$69	$15
Change in accounts payable attributable to the purchase of property and equipment	$(23)	$(50)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (United States) (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 25, 2024 and the results of its operations and its cash flows for the fiscal quarters ended June 25, 2024 and June 27, 2023. Operating results for the fiscal quarter ended June 25, 2024 are not necessarily indicative of the results that may be expected for the year ending September 24, 2024. The condensed consolidated balance sheet as of September 26, 2023 is derived from the audited financial statements but does not include all disclosures required by GAAP. As a result, these condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended September 26, 2023.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended June 25, 2024 and June 27, 2023 each consisted of 13 weeks and the year-to-date periods each consisted of 39 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income.

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues.  Contributions to the Advertising Funds from our franchisees were $144,000 and $212,000 for the two quarters ended June 25, 2024 and June 27, 2023, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, payments due from third party delivery and online ordering partners, and payments due to us for sales of gift cards to third party retailers.

Receivables consist of the following as of:

	June 25, 2024	September 26, 2023
Third party delivery partners	$304	$269
Vendor rebates and incentives	298	185
Third party retailers	141	291
Franchise and other	39	24
Total	$782	$769

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

The Company recognizes revenues in the form of restaurant sales at the time of the sale when payment is made by the customer, as the Company has completed its performance obligation, namely the provision of food and beverage, and the accompanying customer service, during the customer’s visit to the restaurant. The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and is immaterial to our overall financial statements. Late in fiscal 2023, the Company began operating a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the new reward program is immaterial to the Company’s financial statements for the quarter and year-to-date periods ended June 25, 2024 and June 27, 2023.

Revenues we receive from our franchise and license agreements include sales-based royalties and, from our franchise agreements, may also include Advertising Fund contributions, area development fees, and franchisee fees. We recognize sales-based royalties and advertising fund contributions from franchisees and licensees as the underlying sales occur. The Company also provides its franchisees with services associated with opening new restaurants and operating them under franchise and development agreements in exchange for area development and franchise fees. The Company would capitalize these fees upon receipt from the franchisee and then would amortize those over the contracted franchise term as the services comprising the performance obligations are satisfied. We have not received material development or franchise fees in the years presented, and the primary performance obligations under existing franchise and development agreements have been satisfied prior to the earliest period presented in our financial statements.

Note 4.     Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 25, 2024 and September 26, 2023 (in thousands):

	June 25, 2024			September 26, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$50	$(26)	$24	$50	$(14)	$36
Reacquired franchise rights	$15	$(3)	$12	$15	$-	$15
	$65	$(29)	$36	$65	$(14)	$51
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$3,965	$(29)	$3,936	$3,965	$(14)	$3,951

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

Intangible assets subject to amortization primarily consist of non-compete agreements associated with prior restaurant purchases. The aggregate amortization expense related to these intangible assets subject to amortization was $15,000 for the three quarters ended June 25, 2024 and $6,000 for the three quarters ended June 27, 2023. As of both June 25, 2024 and June 27, 2023, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit. The Company had no goodwill impairment losses in the periods presented in the above table.

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

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as they occur.

For the quarters ended June 25, 2024 and June 27, 2023, we recognized $28,000 and $14,000, respectively, related to stock-based compensation arrangements. Our net income for the three quarters ended June 25, 2024 and June 27, 2023 includes $106,000 and $104,000, respectively, of compensation costs related to our stock-based compensation arrangements.

Note 6.     Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following as of:

	June 25, 2024	September 26, 2023
Prepaid insurance	$290	$-
Prepaid software licenses and maintenance contracts	180	88
Prepaid licenses and permits	82	42
Other	110	33
Total	$662	$163

Note 7.     Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	June 25, 2024	September 26, 2023
Wages and other employee benefits	$3,207	$2,893
Gift card liability, net of breakage	1,511	1,108
Taxes, other than income taxes	1,388	1,275
General expense accrual and other	1,160	1,175
Total	$7,266	$6,451

Note 8.     Notes Payable and Long-Term Debt

Cadence Credit Facility. The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”). Pursuant to the credit agreement, as amended to date, Cadence agreed to loan the Company up to $8,000,000, with a maturity date of April 20, 2028 (the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

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

As of June 25, 2024 the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 8.42%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of June 25, 2024, the unamortized balance of these fees was $102,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of June 25, 2024, there were $750,000 of borrowings against the facility, all of which is due during the fiscal year ending September 26, 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of June 25, 2024, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $7,240,000 of committed funds available.

Total interest expense on notes payable was $24,000 and $0 for the quarters ended June 25, 2024 and June 27, 2023, respectively.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life and carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of June 25, 2024 the outstanding principal balance on the Parker Promissory Note was $380,000.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	June 25, 2024	June 27, 2023	June 25, 2024	June 27, 2023
Weighted-average shares outstanding basic	10,933,758	11,700,044	11,149,181	11,853,441
Effect of potentially dilutive securities:
Stock options	11,479	19,242	7,922	7,050
Restricted stock units	89,250	50,000	89,250	50,000
Weighted-average shares outstanding diluted	11,034,487	11,769,286	11,246,353	11,910,491
Excluded from diluted weighted average shares outstanding:
Antidilutive	345,623	345,691	345,623	354,024

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

Note 11.     Leases

The Company determines if a contract contains a lease at inception. The Company’s material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The initial lease terms range from 10 to 20 years, most of which include renewal options of 10 to 15 years.

Components of operating lease costs are as follows for the fiscal quarters ended June 25, 2024 and June 27, 2023:

Lease cost	Classification	June 25, 2024	June 27, 2023
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,876	$1,824
Variable lease cost	Occupancy	19	60
Sublease income	Occupancy	(132)	(137)
		$1,763	$1,747

Weighted average lease term and discount rate are as follows:

	June 25, 2024	June 27, 2023
Weighted average remaining lease term (in years)	7.52	8.16

Weighted average discount rate	5.2%	5.0%

Supplemental cash flow disclosures:

	June 25, 2024	June 27, 2023
Cash paid for operating lease liabilities	$5,817	$5,771

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$933	$1,201

Future minimum rent payments for our operating leases as of June 25, 2024 are as follows:

Total
One Year	$8,402
Two Years	8,066
Three Years	7,754
Four Years	7,202
Five Years	5,867
Thereafter	17,952
Total minimum lease payments	55,243
Less: imputed interest	(9,760)
Present value of lease liabilities	$45,483

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

Note 12.     Impairment of Long-Lived Assets and Trademarks

Long-Lived Assets. We review our long-lived assets including land, property, equipment and lease right-of-use assets for impairment when there are factors that indicate that the carrying amount of an asset may not be recoverable. We assess recovery of assets at the individual restaurant level and typically include an analysis of historical cash flows, future operating plans, and cash flow projections in assessing whether there are indicators of impairment. The recoverability of assets to be held and used is measured by comparing the net book value of the assets of an individual restaurant to the fair value of those assets. This impairment process involves significant judgment in the use of estimates and assumptions pertaining to future projections and operating results.

There were impairments of $199,000 in the three quarters ended June 25, 2024, related primarily to lease right-of-use assets and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants. During the three quarters ended June 27, 2023, there were impairments of $1,041,000.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required for the acquired trademarks as of June 25, 2024 or June 27, 2023.

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

The Company’s effective income tax rate for the three periods ended June 25, 2024 was (15.21%), an increase from the effective income tax rate of (189.98%) for the three periods ended June 27, 2023. The increase is due to the additional release of the Company’s valuation allowance in the prior year quarter, and an increase in book income. The Company’s effective tax rate for the nine periods ended June 25, 2024 was (15.09%), an increase from an effective income tax rate of (1,261.02%) for the nine periods ended June 27, 2023. The increase is due to the Company’s valuation allowance release that occurred during the prior year.

The Company is subject to taxation in various jurisdictions within the United States. The Company continues to remain subject to examination by United States federal authorities for the years 2021 through 2023. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 25, 2024.

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

The following table summarizes the activity in non-controlling interests during the three quarters ended June 25, 2024 (in thousands):

Total
Balance at September 26, 2023	$423
Income	212
Contributions	200
Distributions	(88)
Balance at June 25, 2024	$747

Non-controlling interests at the quarter ended June 25, 2024 consisted of one joint-venture partnership involving six Good Times restaurants, in which the Company is the general partner and owns a 50.0% interest.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended (13 Weeks)		Year-to-Date (39 Weeks)
	June 25, 2024	June 27, 2023	June 25, 2024	June 27, 2023
Revenues:
Bad Daddy’s	$27,410	$26,161	$78,107	$77,795
Good Times	10,532	9,471	28,414	26,034
	$37,942	$35,632	$106,521	$103,829
Income (loss) from operations:
Bad Daddy’s	$388	$(946)	$7	$(277)
Good Times	840	$1,390	1,491	$1,645
	$1,228	$444	$1,498	$1,368
Capital expenditures:
Bad Daddy’s	$481	$1,295	$968	$1,901
Good Times	1,264	302	1,871	1,277
	$1,745	$1,597	$2,839	$3,178

	June 25, 2024	September 26, 2023
Property and equipment, net:
Bad Daddy’s	$17,747	$18,053
Good Times	5,204	4,983
	$22,951	$23,036
Total assets:
Bad Daddy’s	$65,319	$67,720
Good Times	24,758	23,368
	$90,077	$91,088

Note 16.     Subsequent Events

On July 29, 2024, the Company settled an investigation conducted by the United States Department of Justice related to alleged violations of the Americans with Disabilities Act with respect to an incident at one of the Company’s restaurants.  All expected payments in association with this settlement have been adequately accrued as of the quarter ended June 25, 2024.

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

Forward Looking Statements: This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 26, 2023. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I)	The disruption to our business from pandemics or other public health emergencies and the impact it could have on results of operations, financial condition and prospects. The disruption and effect on our business may vary depending on the duration and extent of the pandemics and other public health emergencies and the impact of federal, state and local governmental actions and customer behavior in response.

(II)	We compete with numerous well-established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(III)	We may be negatively impacted if we experience same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

(IV)	We may be negatively impacted if we are unable to pass on to customers through menu price increases the increased costs that we incur through inflation experienced in our input costs including both the cost of food and the cost of labor. Recent metrics have indicated that increased levels of price inflation are prevalent throughout the economy which have resulted in increases in commodity, labor and energy costs for both concepts as well as increased product substitutions, elevated freight costs, and increased variability in product quality. Further significant increases in inflation could affect the global and United States economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand.

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

Restaurant Locations. As of June 25, 2024, we operated, franchised, or licensed a total of forty-one Bad Daddy’s restaurants and thirty-one Good Times restaurants. The following table presents the number of restaurants operating at the end of the fiscal quarters ended June 25, 2024 and June 27, 2023.

Company-Owned/Co-Developed:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2024	2023	2024	2023	2024	2023
Alabama	3	2	-	-	3	2
Colorado	11	11	26	23	37	34
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	40	39	26	23	66	62

Franchise/License:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2024	2023	2024	2023	2024	2023
Colorado	-	-	3	6	3	6
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	5	8	6	9

We acquired one Good Times restaurant in Parker, Colorado from a franchisee during the quarter ended June 25, 2024. We acquired one Good Times restaurant in Lafayette, Colorado and one Good Times restaurant in Greenwood Village, Colorado from franchisees during the 2023 fourth quarter. Additionally, we opened one Bad Daddy’s restaurant in Madison, Alabama during the 2023 fourth quarter.

Results of Operations

Fiscal quarter ended June 25, 2024 (13 weeks) compared to fiscal quarter ended June 27, 2023 (13 weeks):

Net Revenues. Net revenues for the fiscal quarter ended June 25, 2024 increased $2,310,000 or 6.5% to $37,942,000 from $35,632,000 for the fiscal quarter ended June 27, 2023. Bad Daddy’s concept revenues increased $1,249,000 while our Good Times concept revenues increased $1,061,000.

Bad Daddy’s restaurant sales increased $1,242,000 to $27,327,000 for the fiscal quarter ended June 25, 2024 from $26,085,000 for the fiscal quarter ended June 27, 2023. This increase is a result of the fourth quarter 2023 Madison, Alabama restaurant opening, the prior year remodel temporary closure of the Greenville, South Carolina restaurant, and menu price increases, partially offset by reduced customer traffic. The average menu price increase for the fiscal quarter ended June 25, 2024 over the same prior year quarter was approximately 4.4%.

Good Times restaurant sales increased $1,124,000 to $10,415,000 for the fiscal quarter ended June 25, 2024 from $9,291,000 for the fiscal quarter ended June 27, 2023. This increase is primarily due to the acquisition, by the Company during fourth quarter 2023, of two Good Times restaurants previously owned by franchisees, the current fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, increased customer traffic, and menu price increases. The average menu price increase for the fiscal quarter ended June 25, 2024 over the same prior year quarter was approximately 3.9%.

Franchise revenues decreased $56,000 to $200,000 in the fiscal quarter ended June 25, 2024 compared to $256,000 in the fiscal quarter ended June 27, 2023. This decrease is primarily due to the acquisition, by the Company during fourth quarter 2023, of two Good Times restaurants previously owned by franchisees, and the current fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, resulting in reduced royalties earned and collected.

Same Store Sales

Same store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all Company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales increased 1.2% during the fiscal quarter ended June 25, 2024 compared to the same thirteen-week period ended June 27, 2023, primarily driven by increased customer traffic and menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales increased 5.8% during the fiscal quarter ended June 25, 2024 compared to the same thirteen-week period ended June 27, 2023, primarily due to increased customer traffic and menu price increases. There were twenty-six restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended June 25, 2024 increased $775,000 to $11,698,000 (31.0% of restaurant sales) from $10,923,000 (30.9% of restaurant sales) for the fiscal quarter ended June 27, 2023.

Bad Daddy’s food and packaging costs were $8,517,000 (31.2% of restaurant sales) for the fiscal quarter ended June 25, 2024, up from $8,106,000 (31.1% of restaurant sales) for the fiscal quarter ended June 27, 2023. The increase, as a percentage of sales, is primarily attributable to higher purchase prices in our commodity basket compared to the prior year quarter, partially offset by the impact of a 4.4% average increase in menu pricing.

Good Times food and packaging costs were $3,181,000 (30.5% of restaurant sales) for the fiscal quarter ended June 25, 2024, up from $2,817,000 (30.3% of restaurant sales) for the fiscal quarter ended June 27, 2023. This increase, as a percentage of sales, is primarily attributable to higher purchase prices on food and paper goods, partially offset by the impact of a 3.9% average increase in menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the fiscal quarter ended June 25, 2024 increased $695,000 to $12,635,000 (33.5% of restaurant sales) from $11,940,000 (33.8% of restaurant sales) for the fiscal quarter ended June 27, 2023.

Bad Daddy’s payroll and other employee benefit costs were $9,227,000 (33.8% of restaurant sales) for the fiscal quarter ended June 25, 2024 up from $9,054,000 (34.7% of restaurant sales) for the fiscal quarter ended June 27, 2023. The $173,000 increase is primarily attributable to one additional operating restaurant during the current quarter compared to the same prior year quarter, higher wage rates offset by greater labor productivity. The decrease as a percent of sales is attributable to greater labor productivity.

Good Times payroll and other employee benefit costs were $3,408,000 (32.7% of restaurant sales) in the fiscal quarter ended June 25, 2024, up from $2,886,000 (31.1% of restaurant sales) in the same prior year period. The increase is attributable to labor associated with three additional company-owned restaurants, an increase in operating hours caused by later closing times in nearly every restaurant, and higher average wage rates resulting from market forces and the CPI-indexed minimum wage in Denver and the state of Colorado.

Occupancy Costs. Occupancy costs for the fiscal quarter ended June 25, 2024 increased $148,000 to $2,580,000 (6.8% of restaurant sales) from $2,432,000 (6.9% of restaurant sales) for the fiscal quarter ended June 27, 2023.

Bad Daddy’s occupancy costs were $1,727,000 (6.3% of restaurant sales) for the fiscal quarter ended June 25, 2024, up from $1,700,000 (6.5% of restaurant sales) for the fiscal quarter ended June 27, 2023.

Good Times occupancy costs were $853,000 (8.2% of restaurant sales) in the fiscal quarter ended June 25, 2024, up from $732,000 (7.9% of restaurant sales) in the fiscal quarter ended June 27, 2023. The increase was primarily due to the costs incurred for three additional company-owned restaurants as well as real property tax increases resulting from higher property values.

Other Operating Costs. Other operating costs for the fiscal quarter ended June 25, 2024, increased $384,000 to $5,195,000 (13.8% of restaurant sales) from $4,811,000 (13.6% of restaurant sales) for the fiscal quarter ended June 27, 2023.

Bad Daddy’s other operating costs were $3,945,000 (14.4% of restaurant sales) for the fiscal quarter ended June 25, 2024 up from $3,750,000 (14.4% of restaurant sales) for the fiscal quarter ended June 27, 2023. The $195,000 increase was primarily attributable to one additional operating restaurant during the current quarter compared to the same prior year quarter as well as increased repair and maintenance expenses.

Good Times other operating costs were $1,250,000 (12.0% of restaurant sales) in the fiscal quarter ended June 25, 2024, up from $1,061,000 (11.4% of restaurant sales) in the fiscal quarter ended March 28, 2023. The increase was primarily due to costs associated with three additional company-owned restaurants, as well as increased repair and maintenance, credit card fees and customer delivery fees.

New Store Preopening Costs. In the fiscal quarter ended June 25, 2024, there were no preopening costs compared to $80,000 of preopening costs for the fiscal quarter ended June 27, 2023, which primarily related to re-training costs incurred as part of our closure and remodel of our Greenville, South Carolina Bad Daddy’s location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the fiscal quarter ended June 25, 2024, increased $41,000 to $960,000 from $919,000 in the fiscal quarter ended June 27, 2023.

Bad Daddy’s depreciation and amortization costs for the fiscal quarter ended June 25, 2024 decreased $19,000 to $749,000 from $768,000 in the fiscal quarter ended June 27, 2023.

Good Times depreciation and amortization costs for the fiscal quarter ended June 25, 2024 increased $60,000 to $211,000 from $151,000 in the fiscal quarter ended June 27, 2023. This increase is primarily due to additional depreciation on newly deployed assets including signs, menu boards, and restaurant remodels.

General and Administrative Costs. General and administrative costs for the fiscal quarter ended June 25, 2024, increased $303,000 to $2,680,000 (7.1% of total revenues) from $2,377,000 (6.7% of total revenues) for the fiscal quarter ended June 27, 2023.

This increase in general and administrative expenses in the fiscal quarter ended June 25, 2024 is primarily attributable to:

●	Increase in home office payroll and benefits costs of $215,000 associated with additional HR and training roles, and additional staffing related to planned insourcing of accounting, and the vacancy in the prior year quarter of the finance department leader position
●	Increase in costs associated with multi-unit supervisory roles of $198,000
●	Increase in routine course legal reserves of $130,000
●	Increase in general travel-related expenses of $23,000
●	Increase in recruiting and training related costs of $17,000
●	Decrease in professional services of $63,000
●	Decrease in office lease and equipment expense of $37,000
●	Decrease attributable to health insurance underwriting gains of $45,000
●	Decrease in all other costs of $135,000

For the balance of the fiscal year, we expect general and administrative costs to be approximately 7.0% - 7.5% of total revenues.

Advertising Costs. Advertising costs for the fiscal quarter ended June 25, 2024, decreased $2,000 to $749,000 (2.0% of total revenues) from $751,000 (2.1% of total revenue) for the fiscal quarter ended June 27, 2023.

Bad Daddy’s advertising costs were $448,000 (1.6% of total revenues) in the fiscal quarter ended June 25, 2024 compared to $384,000 (1.5% of restaurant sales) for the fiscal quarter ended June 27, 2023. The increase is primarily due to increases in third party gift card commissions and printing costs, partially offset by decreases in local store marketing and media services. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $301,000 (2.9% of total revenues) in the fiscal quarter ended June 25, 2024 compared to $367,000 (3.9% of restaurant sales) in the fiscal quarter ended June 27, 2023. The decrease is primarily related to the timing of radio advertising, increased product rebates, and the additional revenue from the purchase of three previously franchised restaurants.

Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets Costs. The were $199,000 of costs associated with impairments for the fiscal quarter ended June 25, 2024, compared to $965,000 for the fiscal quarter ended June 27, 2023. The current year impairment costs are primarily attributable to the impairment of the lease right-of-use asset of one Colorado Bad Daddy’s location.

Loss (Gain) on Restaurant Asset and Equipment Sales. The net loss on restaurant asset sales and equipment disposals for the fiscal quarter ended June 25, 2024 was $18,000, which is composed of a loss of $27,000 on disposal of miscellaneous assets, and $9,000 of deferred gain recognition, compared to a net gain of $10,000 for the fiscal quarter ended June 27, 2023.

Litigation Contingency Costs. There were no litigation contingency costs for the fiscal quarters ended June 25, 2024 or June 27, 2023.

Income from Operations. Income from operations was $1,228,000 in the fiscal quarter ended June 25, 2024 compared to income from operations of $444,000 in the fiscal quarter ended June 27, 2023.

The change in the income from operations for the fiscal quarter ended June 25, 2024 is primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $27,000 during the fiscal quarter ended June 25, 2024, compared with $18,000 during the fiscal quarter ended June 27, 2023.

Provision for Income Taxes. There was a $197,000 benefit from income taxes for the fiscal quarter ended June 25, 2024, compared to a $551,000 benefit for the fiscal quarter ended June 27, 2023. The most significant driver of the tax provision changes related to changes in projected full-year net income and available tax credits.

Net Income. Net income was $1,398,000 for the fiscal quarter ended June 25, 2024, compared to net income of $977,000 in the fiscal quarter ended June 27, 2023.

The change from the fiscal quarter ended June 25, 2024 to the fiscal quarter ended June 27, 2023 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times joint-venture restaurants.

For the fiscal quarter ended June 25, 2024, the income attributable to non-controlling interests was $77,000 compared to $135,000 for the fiscal quarter ended June 27, 2023. This $58,000 decrease is primarily due to the temporary closure for remodel of one joint-venture restaurant during the fiscal quarter ended June 25, 2024.

Fiscal three quarters ended June 25, 2024 (39 weeks) compared to fiscal three quarters ended June 27, 2023 (39 weeks):

Net Revenues. Net revenues for the three quarters ended June 25, 2024 increased $2,692,000, or 2.6%, to $106,521,000 from $103,829,000 for the three quarters ended June 27, 2023. Bad Daddy’s concept revenues increased $312,000 while our Good Times concept revenues increased $2,380,000.

Bad Daddy’s restaurant sales increased $304,000 to $77,896,000 for the three quarters ended June 25, 2024 from $77,592,000 for the three quarters ended June 27, 2023. This increase is a result of the fourth quarter 2023 Madison, Alabama restaurant opening, the prior year remodel temporary closure of the Greenville, South Carolina restaurant, and menu price increases partially offset by reduced customer traffic, concentrated in certain restaurants. The average menu price increase for the three quarters ended June 25, 2024 over the same prior year quarters was approximately 4.4%.

Good Times restaurant sales increased $2,526,000 to $28,057,000 for the three quarters ended June 25, 2024 from $25,531,000 for the three quarters ended June 27, 2023. This increase is primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees, the current fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, and menu price increases. The average menu price increase for the three quarters ended June 25, 2024 over the same prior year quarters was approximately 4.1%.

Franchise revenues decreased $138,000 to $568,000 in the three quarters ended June 25, 2024 compared to $706,000 in the three quarters ended June 27, 2023. This decrease is primarily due to the acquisition, during the fourth fiscal quarter of 2023, by the Company, of two Good Times restaurants previously owned by franchisees, and the current fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, resulting in reduced royalties collected.

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

Bad Daddy’s same store restaurant sales decreased 2.7% during the three quarters ended June 25, 2024 compared to the same three quarters ended June 27, 2023, primarily driven by general weakness in the casual dining restaurant segment as indicated by sequentially lower same store sales as measured by Black Box Intelligence, weaker traffic specific to Bad Daddy’s in certain restaurants, partially offset by menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales increased 3.7% during the three quarters ended June 25, 2024 compared to the same three quarters ended June 27, 2023, primarily due to menu price increases and increased customer traffic, There were twenty-six restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the three quarters ended June 25, 2024 increased $439,000 to $32,624,000 (30.8% of restaurant sales) from $32,185,000 (31.2% of restaurant sales) for the three quarters ended June 27, 2023.

Bad Daddy’s food and packaging costs were $24,156,000 (31.0% of restaurant sales) for the three quarters ended March 25, 2024, up from $24,131,000 (31.1% of restaurant sales) for the three quarters ended June 27, 2023. This increase is primarily attributable to the fourth quarter 2023 Madison, Alabama restaurant opening, and the prior year remodel temporary closure of the Greenville, South Carolina restaurant, partially offset by lower average unit volumes. The decrease, as a percent of sales, is primarily attributable to the impact of a 4.4% average annual increase in menu pricing.

Good Times food and packaging costs were $8,468,000 (30.2% of restaurant sales) for the three quarters ended June 25, 2024, up from $8,054,000 (31.5% of restaurant sales) for the three quarters ended June 25, 2023. This increase is primarily attributable to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees and the current fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee. The decrease, as a percent of sales, is primarily attributable to the impact of a 4.1% average annual increase in menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the three quarters ended June 25, 2024 increased $1,048,000 to $36,525,000 (34.5% of restaurant sales) from $35,477,000 (34.4% of restaurant sales) for the three quarters ended June 27, 2023.

Bad Daddy’s payroll and other employee benefit costs were $27,040,000 (34.7% of restaurant sales) for the three quarters ended June 25, 2024 up from $26,951,000 (34.7% of restaurant sales) for the three quarters ended June 27, 2023. The $89,000 increase is primarily attributable to the fourth quarter 2023 Madison, Alabama restaurant opening, and the prior year remodel temporary closure of the Greenville, South Carolina restaurant, partially offset by greater labor productivity and the deleveraging impact of lower average unit volumes.

Good Times payroll and other employee benefit costs were $9,485,000 (33.8% of restaurant sales) in the three quarters ended June 25, 2024, up from $8,526,000 (33.4% of restaurant sales) in the same prior year period. The $959,000 increase was attributable to labor associated with three additional company-owned restaurants and higher average wage rates resulting from market forces and the CPI-indexed minimum wage in Denver and the state of Colorado, and higher average wage rates, partially offset by increased labor productivity. As a percent of sales, payroll and employee benefits costs increased by 0.4% primarily attributable to increased wage rates, partially offset by menu price increases and increased labor productivity.

Occupancy Costs. Occupancy costs for the three quarters ended June 25, 2024 increased $380,000 to $7,698,000 (7.3% of restaurant sales) from $7,318,000 (7.1% of restaurant sales) for the three quarters ended June 27, 2023.

Bad Daddy’s occupancy costs were $5,188,000 (6.7% of restaurant sales) for the three quarters ended June 25, 2024, up from $5,124,000 (6.6% of restaurant sales) for the three quarters ended June 27, 2023.

Good Times occupancy costs were $2,510,000 (8.9% of restaurant sales) in the three quarters ended June 25, 2024, up from $2,194,000 (8.6% of restaurant sales) in the three quarters ended June 27, 2023. The increase was primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees and the current fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, as well as real property tax increases resulting from increased property valuations.

Other Operating Costs. Other operating costs for the three quarters ended June 25, 2024, increased $899,000 to $15,028,000 (14.2% of restaurant sales) from $14,129,000 (13.7% of restaurant sales) for the three quarters ended June 27, 2023.

Bad Daddy’s other operating costs were $11,421,000 (14.7% of restaurant sales) for the three quarters ended June 25, 2024 up from $11,084,000 (14.3% of restaurant sales) for the three quarters ended June 27, 2023. The $337,000 increase was attributable to the fourth quarter 2023 Madison, Alabama restaurant opening, and the prior year remodel temporary closure of the Greenville, South Carolina restaurant, increased repair and maintenance and other employee-related expenses, partially offset by a reduced restaurant supply cost.

Good Times other operating costs were $3,607,000 (12.9% of restaurant sales) in the three quarters ended June 25, 2024, up from $3,045,000 (11.9% of restaurant sales) in the three quarters ended June 27, 2023. The increase was primarily due to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees, and the current fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, as well as increased repair and maintenance, credit card fees and customer delivery fees.

New Store Preopening Costs. There were no new store preopening costs for the three quarters ended June 25, 2024, compared to $110,000 for the three quarters ended June 27, 2023 which were primarily related to re-training costs incurred as part of our closure and remodel of our Greenville, South Carolina Bad Daddy’s location.

Depreciation and Amortization Costs. Depreciation and amortization costs for the three quarters ended June 25, 2024, increased $73,000 to $2,813,000 from $2,740,000 in the three quarters ended June 27, 2023.

Bad Daddy’s depreciation and amortization costs for the three quarters ended June 25, 2024 decreased $63,000 to $2,240,000 from $2,303,000 in the three quarters ended June 27, 2023.

Good Times depreciation and amortization costs for the three quarters ended June 25, 2024 increased $136,000 to $573,000 from $437,000 in the three quarters ended June 27, 2023. This increase is primarily due to additional depreciation on newly deployed assets including signs, menu boards, and restaurant remodels.

General and Administrative Costs. General and administrative costs for the three quarters ended June 25, 2024, increased $721,000 to $7,791,000 (7.3% of total revenues) from $7,070,000 (6.8% of total revenues) for the three quarters ended June 27, 2023.

This increase in general and administrative expenses in the three quarters ended June 27, 2024 is primarily attributable to:

●	Increase in costs associated with multi-unit supervisory roles of $439,000
●	Increase in routine course legal reserves of $365,000
●	Increase in home office payroll and benefits costs of $362,000 associated with additional HR and training roles, and additional staffing related to planned insourcing of accounting, and the vacancy in the prior year third quarter of the finance department leader position
●	Increase in technology costs of $37,000
●	Decrease in professional services of $141,000
●	Decrease attributable to health insurance underwriting gains of $133,000
●	Decrease in recruiting and training related costs of $103,000
●	Decrease in general travel-related costs of $49,000
●	Decrease in all other costs of $56,000

Advertising Costs. Advertising costs for the three quarters ended June 25, 2024, increased to $2,665,000 (2.5% of total revenues) from $2,423,000 (2.3% of total revenues) for the three quarters ended June 27, 2023.

Bad Daddy’s advertising costs were $1,715,000 (2.2% of total revenues) for the three quarters ended June 25, 2024 compared to $1,414,000 (1.8% of restaurant sales) for the three quarters ended June 27, 2023. The $301,000 increase is primarily due to recognition of commission earned by third parties on gift cards sold through large-box retailers as well as increased social media and printing costs, partially offset by reduced local store marketing. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $950,000 (3.3% of total revenues) in the three quarters ended June 25, 2024 compared to $1,009,000 (3.9% of restaurant sales) in the three quarters ended June 27, 2023. The decrease is primarily related to the timing of radio advertising, increased product rebates, and the additional revenue from the purchase of three previously franchised restaurants.

Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets Costs. The were $199,000 of costs associated with impairments for the three quarters ended June 25, 2024, compared to $1,041,000 for the three quarters ended June 27, 2023, which primarily consists of the impairment of the lease right-of-use asset of one Colorado Bad Daddy’s location.

Loss (Gain) on Restaurant Asset and Equipment Sales. The net loss on restaurant asset sales and equipment disposals for the three quarters ended June 25, 2024 was $12,000, which is composed of a loss of $41,000 on disposal of miscellaneous assets and $29,000 of deferred gain recognition, compared to a net gain of $32,000 for the three quarters ended June 27, 2023.

Litigation Contingency Costs. There was $332,000 of income related to the adjustment of the Company’s litigation contingency reserve during the three quarters ended June 25, 2024, compared to $0 for the three quarters ended June 27, 2023. This adjustment is due to the reversal of our previous contingency reserve of $332,000.

Income from Operations. Income from operations was $1,498,000 in the three quarters ended June 25, 2024 compared to income from operations of $1,368,000 in the three quarters ended June 27, 2023.

The change in the income from operations for the three quarters ended June 25, 2024 is primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $101,000 during the three quarters ended June 27, 2024, compared with $56,000 during the three quarters ended June 27, 2023.

Provision for Income Taxes. There was a $198,000 benefit from income taxes for the three quarters ended June 25, 2024, primarily driven by changes in the projections of full-year net income and available tax credits. There was a $10,503,000 benefit for the three quarters ended June 27, 2023. The most significant driver of the prior year benefit was the release of the valuation allowance previously assessed on the deferred tax assets.

Net Income. Net income was $1,595,000 for the three quarters ended June 25, 2024 compared to net income of $11,815,000 in the three quarters ended June 27, 2023.

The change from the three quarters ended June 25, 2024 to the three quarters ended June 27, 2023 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the three quarters ended June 25, 2024, the income attributable to non-controlling interests was $212,000 compared to $479,000 for the three quarters ended June 27, 2023.

Of the three quarters’ income attributable to non-controlling interests, none is attributable to Bad Daddy’s joint-venture restaurants, compared to $219,000 in the same prior year period. This reduction is due to the acquisition by the Company of the interests in the limited liability companies held by non-controlling parties during the second fiscal quarter of 2023.

The full $212,000 of the current three quarters’ income is attributable to the Good Times joint-venture restaurants, compared to $260,000 in the same prior year period. This $48,000 decrease is primarily due to the temporary closure for remodel of one joint-venture restaurant during the fiscal quarter ended June 25, 2024, as well decreased profitability during the three fiscal quarters of the six restaurants involved in the partnership.

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

We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company's financial measures with other restaurant operating companies, which may present similar non-GAAP financial measures to investors. In addition, you should be aware when evaluating EBITDA and Adjusted EBITDA that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate Adjusted EBITDA in the same fashion.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands) for the fiscal quarter ended June 25, 2024:

	Quarter Ended (13 weeks)		Year-to-Date (39 weeks)
	June 25, 2024	June 27, 2023	June 25, 2024	June 27, 2023
Adjusted EBITDA:
Net Income, as reported	$1,321	$842	$1,383	$11,336
Depreciation and amortization	959	924	2,817	2,691
Interest expense, net	27	18	101	56
Provision for income taxes	(197)	(551)	(198)	(10,503)
EBITDA	2,110	1,233	4,103	3,580
Preopening expense	-	80	-	110
Non-cash stock-based compensation[1]	28	15	106	104
Asset impairment	199	965	199	1,041
GAAP rent-cash rent difference[2]	(211)	(135)	(537)	(450)
Loss (gain) on restaurant and equipment asset sales[3]	18	(10)	12	(32)
Litigation contingencies	-	-	(332)	-
Adjusted EBITDA	$2,144	$2,148	$3,551	$4,353

[1]	Represents non-cash stock-based compensation as described in Note 5 to the Consolidated Financial Statements.
[2]	Represents the excess of cash rent incurred over the amount of GAAP rent recorded in the Financial Statements.
[3]	Represents deferred gains on previous sale-leaseback transactions on two Good Times restaurants as well as losses on miscellaneous equipment disposals.

Depreciation and amortization, the difference between GAAP rent and cash rent and loss (gain) on restaurant and equipment asset sales have been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital. As of June 25, 2024, we had a working capital deficit of $8,834,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days.  Further, we have increased our sale of gift cards through large box retailers and the outstanding balance on unredeemed cards has increased in concert with those additional sales, further increasing the deficit. Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2024.  We anticipate any commitments in fiscal 2024 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

On January 31, 2022, the Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and amount of repurchases will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. In addition, the Company has entered, and may in the future enter, into agreements with holders of common stock to repurchase shares outside of the share repurchase program.

Financing

For a discussion of the Company’s credit arrangements and long-term financing, see Note 8 to the unaudited, consolidated financial statements included in this report.

Cash Flows

	Year-to-Date Period Ended
	June 25, 2024	June 27, 2023
Net cash provided by operating activities	$4,736	$4,707
Net cash used in investing activities	(2,802)	(7,572)
Net cash used in financing activities	(1,297)	(2,357)
Net change in cash and cash equivalents	$637	$(5,222)

Operating Cash Flows. Net cash from operating activities increased by $29,000, primarily due to decreased net income, income tax provision and long-lived asset impairments as well as increased cash usage for accounts payable, offset by decreased cash usage for accrued liabilities, other assets and deferred income, as presented on the Condensed Consolidated Statements of Cash Flows.

Investing Cash Flows. Net cash used in investing activities for the three quarters ended June 25, 2024 and June 27, 2023 were $2,802,000 and $7,572,000, respectively, which primarily reflect the purchases of property and equipment in each period as well as the acquisition of a restaurant from a franchisee in the current year period, and the net purchase of all non-controlling interests in our Bad Daddy’s locations in the prior year period.

Financing Cash Flows. Net cash used in financing activities for the three quarters ended June 25, 2024 was $1,297,000, which includes proceeds from long-term debt of $1,380,000, including the making of the Parker Promissory Note, payments of long-term debt of $1,000,000, net contributions from non-controlling interests of $112,000, and $1,789,000 in payments for the purchase of treasury stock.

Net cash used in financing activities for the three fiscal quarters ended June 27, 2023 was $2,357,000, which includes proceeds from stock option exercises of $5,000 and net distributions to non-controlling interests of $550,000, $92,000 in restricted stock unit vesting paid in cash, and $1,720,000 in payments for the repurchase of common stock.

Impact of Inflation

Commodity prices, particularly for key proteins, remain high and volatile. During the third fiscal quarter of 2024, we began to experience elevated costs across the various proteins in our basket. In particular, wholesale ground beef prices have increased, and following the end of the quarter increased to an all-time record, and we expect them to continue to remain elevated during the fourth fiscal quarter of 2024, as will likely be the case for other proteins and food-based commodities.

In addition to food and supplies cost inflation, we have also experienced the need to meaningfully increase wages to attract restaurant employees, and in Colorado inflation-indexed statutory wage rate increases have created upward pressure on wages. Further, as property valuations have increased in Colorado and to a lesser extent elsewhere, we have seen significant increases in real property taxes.

We have historically used menu price increases to manage profitability in times of inflation, however consumer preferences and the relative pricing of competitors including aggressive discounting may prevent us from raising prices sufficient to offset the significant increases in labor costs and may require additional discounts or promotional pricing which may put pressure on our ability to offset input cost inflation.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance and Accounting (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2024.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 25, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company was the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019 in Delaware Chancery Court, and the Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On April 11, 2022, the Court heard the parties’ respective motions for summary judgment on the plaintiffs’ claims. The Court verbally ruled that it was dismissing all of the plaintiffs’ claims except for their claim for breach of an express and implied obligation to negotiate in good faith under the parties’ letter of intent. The Court also indicated its intent to dismiss Good Times’ counterclaim against the plaintiffs for breach of a covenant not to sue over the failed negotiations.  On May 5, 2022, the Court issued a written order confirming this ruling. On May 25, 2022, the Court issued an order that the plaintiffs are only entitled to reliance damages should they prevail on their claim for breaches of the express and implied obligations to negotiate in good faith. The parties conducted a bench trial on the plaintiffs’ claims. The parties concluded post-trial briefing on October 24, 2022.  On January 25, 2023, the Court rendered judgment dismissing the plaintiffs’ claims in their entirety and denying all of the requested relief.

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023 decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On March 1, 2024, the court of appeals issued a ruling affirming the trial court’s dismissal of the plaintiffs’ claims and reversed the trial court’s previous dismissal of Good Times’ own claim for the plaintiffs’ breach of their covenant not to sue Good Times. The court of appeals ordered that Good Times’ counterclaim be remanded to the trial court for further consideration. Due to this favorable decision, during the quarter ended March 26,2024 we reversed our previous contingency reserve of $332,000. The plaintiffs petitioned the court of appeals for rehearing on its reversal of the trial court’s dismissal of Good Times’ counterclaim. The court of appeals’ ruling on the petition for rehearing is pending. The amount of Good Times’ claimed damages (which consists substantially of its prior legal fees) exceeds $3 million. While Good Times plans to vigorously pursue this remaining claim to conclusion, there is no assurance that it will be successful and, even if it is successful, its recovery may be less than such claimed damages amount. On June 20, 2024 the court of appeals affirmed its previous reversal of the trial court’s dismissal of Good Times’ counterclaim. The trial court will now consider the issue of White Winston’s liability to Good Times.

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are contained in Item 1, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended September 2023 filed with the SEC on December 14, 2023 and in Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2024 filed with the SEC on May 2, 2024. There have been no material changes from the risk factors disclosed in the aforementioned filings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022 (the “2022 Share Repurchase Program”). The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of June 25, 2024, the Company has purchased 1,613,282 shares of its common stock pursuant to the share repurchase plan leaving approximately $507,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the fiscal quarter ended June 25, 2024 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
03/27/2024 – 04/23/2024	31,235	$2.55	31,235
04/24/2024 – 05/21/2024	36,700	$2.78	36,700
05/22/2024 – 06/25/2024	24,305	$2.61	24,305
Total	92,240		92,240	$507,000

In addition to the purchases made under the 2022 Share Repurchase Program, on May 30, 2024, the Company purchased an aggregate of 171,276 shares of its common stock, at a price of $2.60 per share in a transaction negotiated with a private seller.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended June 25, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.	EXHIBITS

(a)       Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

10.1	First Amendment to Credit Agreement dated May 22, 2024, by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 29, 2024)
10.2	Second Amendment to Credit Agreement dated May 30, 2024, by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 5, 2024)
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: August 1, 2024

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Keri A. August Senior Vice President of Finance and Accounting (Principal Financial Officer)

