Form 10-K
period 2024-09-24
Good Times Restaurants Inc.
filed 2024-12-12
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of March 26, 2024 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 8,365,823 shares of common stock held by non-affiliates of the registrant was $21,249,190.

As of December 5, 2024, the registrant had 10,672,365 shares of common stock outstanding.

2

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 24, 2024.

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

Through our wholly owned subsidiaries (the “Subsidiaries”), we currently own and operate or license forty Bad Daddy’s restaurants in seven states. We own and operate fourteen Bad Daddy’s restaurants in North Carolina, ten in Colorado, five in Georgia, four in South Carolina, three in Alabama, two in Tennessee and one in Oklahoma. We license the Bad Daddy’s brand to a third-party licensee who owns and operates the Bad Daddy’s restaurant located in the Charlotte Douglas International Airport.

We currently own and operate or franchise thirty Good Times restaurants. Of these restaurants, twenty-eight are in Colorado. Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.

The terms “we,” “us,” “our,” the “Company,” “Good Times” and similar terms refer to Good Times Restaurants Inc., a Nevada corporation, and its wholly owned consolidated subsidiaries. Unless otherwise indicated or the context otherwise requires, financial and operating data in this 10-K report reflect the consolidated business and operations of Good Times Restaurants Inc. and its subsidiaries.

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Our discussion for fiscal years 2024 and 2023, which ended on September 24, 2024 (“fiscal 2024”) and September 26, 2023 (‘fiscal 2023”), respectively, each cover periods of 52 full calendar weeks. Fiscal 2025 will consist of 53 weeks and end on September 30, 2025.

Fiscal 2024 Financial & Brand Highlights

●	Our net revenues for fiscal 2024 increased by $4,155,000 (3.0%) to $142,315,000 from $138,160,000 in fiscal 2023, primarily due to a late fiscal 2023 Bad Daddy’s restaurant opening, the late fiscal 2023 acquisitions of two Good Times restaurants from franchisees and the fiscal 2024 purchase of one Good Times restaurant from a franchisee.

●	Same store sales decreased by 1.2% at our Bad Daddy’s brand during fiscal 2024.

●	Same store sales increased by 2.9% at our Good Times brand during fiscal 2024.

●	We acquired one previously franchised Good Times restaurant in the third quarter of fiscal 2024.

●	We ended fiscal 2024 with $3.9 million in cash and $0.8 million in long-term debt.

Same store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all Company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year’s operating weeks. Stores are excluded from the calculation during fiscal periods in which a store is closed for multiple days for remodels, and for acquired restaurants, during any fiscal periods prior to the first full fiscal period under Company ownership.

Recent Developments

Macroeconomic Factors and Operating Environment

During fiscal 2024, inflation has moderated, however increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we, and our franchisees, are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand. Further, recent concerns have centered more around potential economic weakness in the global economy, and within the restaurant industry, sales and traffic have exhibited greater weakness than at any time since the post-pandemic recovery. Further, within the restaurant industry, sales and traffic have exhibited greater weakness in the general casual dining sector than at any time since the post-pandemic recovery, and competitors in the QSR burger segment have been aggressively discounting to address pricing concerns that had been affecting traffic. As a result, traffic and sales trends have recently been more difficult to predict because of increased volatility in customer perception of the relative strength or weakness of the general economy.

Although we conduct all of our restaurant operations within the U.S., worldwide product supply chains have been impacted by international conflicts. The lack of supplies of such products may impact the availability and supplier pricing for products purchased by us for use in our business, which could result in higher food and packaging costs or reduced revenues.

Share Repurchase

On February 7, 2022, the Company’s board of directors approved a program to purchase shares of its common stock at an aggregate amount of up to $5.0 million dollars on the open market. As of September 24, 2024, a total of 1,670,718 shares have been repurchased under the plan at an aggregate cost of approximately $4,650,000. On December 12, 2024 the Company announced a $2.0 million expansion to its share repurchase program bringing the total authorization for repurchases of its common stock to $7.0 million. In addition to purchases made under this 2022 Share Repurchase Program, on May 30, 2024, the company purchased an aggregate of 171,276 shares of its common stock at a price of $2.60 per share in a transaction negotiated with a private seller and on February 15, 2024 purchased 19,414 shares from a non-executive employee at a price of $2.47 per share.

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

As of September 24, 2024, the interest rate applicable to borrowings under the Cadence Credit Facility was 8.41%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of September 24, 2024, the unamortized balance of these fees was $95,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of September 24, 2024, there were $500,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 24, 2024, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $7,490,000 of committed funds available.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company, is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of September 24, 2024, the outstanding principal balance on the Parker Promissory Note was $373,000. Annual principal maturities over the next five years are approximately $35,000 each year.

Total interest expense on notes payable was $108,000 and $31,000 for fiscal 2024 and 2023, respectively.

Concepts

Bad Daddy’s Burger Bar

Bad Daddy’s Burger Bar is a full-service, casual dining small box “better burger” concept. Bad Daddy’s currently operates all of its company-owned restaurants under a table service / full bar service model.

There are three primary elements of the concept that we believe differentiates us from our competition:

1.	Indulgence. The menu consists of burgers, sandwiches, main-course salads, and appetizers carefully crafted in-house with high-quality ingredients to deliver bold flavor profiles along with portion sizes and presentations that are uncommon in the casual dining segment of the industry. Beyond simply assembling finished ingredients on a plate, most of our sauces and dressings are prepared from scratch in our restaurant kitchens. We offer our guests an extensive ability to customize their burgers and salads, including Create Your Own Burgers and Salads, restricted only by the ingredients available in the kitchen, which include a variety of different protein options including bison, turkey, chicken, salmon, and plant-based protein.

2.	A Bad Ass Bar. The food menu is complemented by a full bar that focuses on local and craft beers and proprietary, handcrafted cocktails. We collaborate with regional brewers to serve our house beer, which style varies based upon regional and cyclical beer trends, served under the Bad Daddy’s Brand Name. Additionally, we are known for our margaritas, specifically our Bad Ass Margarita made with premium tequila and a proprietary blend of ingredients to provide a combination of intensity and drinkability. System-wide, total alcoholic beverages account for approximately 12% of all sales in our Bad Daddy’s restaurants, and approximately 16% of on-premises sales. We focus on making our bar a place where both newcomers and regular guests can comfortably relax and enjoy a beverage at happy hour, with their meal, or at any other time of day.

3.	Guest-First Mindset. The restaurants have a high-energy yet family friendly environment with iconic pop culture design elements and a personal, ultra-friendly and informal service platform with a legacy of southern hospitality. Bad Daddy’s menu, service and environment are designed around an irreverent brand personality, with a blend of modern and classic rock music setting the theme and complemented by engaged, well-trained, and inviting hosts, servers, and bartenders.

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

This brand positioning results in transactions that generate average sales per transaction of approximately $37 across all transaction types. The lunch daypart (open until 2 p.m.) represents approximately 33% and the happy hour and dinner dayparts (2 p.m. until close) represent approximately 67% of restaurant sales. Off-premises sales, including take-out, delivery and curbside pickup, accounted for approximately 27% of all system-wide sales in fiscal 2023.

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

Good Times Burgers & Frozen Custard

Good Times is a drive-thru, quick-service burger-focused restaurant concept offering fresh, 100% all-natural beef and chicken. We own and operate twenty-seven Good Times restaurants, and franchise an additional three: one located in Aurora, Colorado and two in Wyoming.

We compete primarily on the quality of our products, consistently prompt service, and order accuracy. We support our quality position by using only beef and chicken raised humanely with no antibiotics and no added hormones through our exclusive purchasing arrangements with Meyer Natural Foods and Springer Mountain Farms. Our frozen custard is made fresh throughout the day. These quality commitments help Good Times challenge quick-serve restaurant norms and match quality found at fast casual restaurants. Our focus on speed of service keeps our customers happy as most of our sales come from the drive-thru. With menu innovation, we strive to create flavor profiles unique to Good Times, such as our Guacamole Bacon Burger and our Mushroom Swiss Burger. We have rotating limited time menu items and custard flavors. Our customers appreciate that we support local causes and do not take ourselves too seriously. Good Times makes use of various media but primarily communicates these advantages and promotions through the use of audio platforms including terrestrial radio, digital audio streaming, and podcasting.

We do not offer a low-priced value menu like most national quick-service chains, choosing to define our value proposition based on quality ingredients with a specific focus on all-natural beef and chicken and products spanning a range of price points within each of our menu categories. We have shifted our focus to a blend of quality and speed while slightly reducing the number of items on the menu.

Good Times is primarily a drive-thru concept, as all our restaurants have at least one drive-thru lane and generally have a walk-up window where customers may additionally place orders. Most of our restaurants have no indoor seating and consist of one drive-thru lane and outdoor patio seating, though about one-fourth of our Company-owned restaurants have small indoor dining areas. Speed of service in this segment is critical for success, and we average less than three-minute transaction times, as measured from the time the customer places their order until they leave the drive-thru lane.

The success of our strategy is evident in our long-term same store sales growth (sales growth over the prior year period at restaurants open more than 18 months, also referred to as comparable sales). Same store sales increased 2.9% in fiscal 2024, and 3.7% in fiscal 2023. We have increased same store sales for five consecutive years, and in thirteen of the last fourteen years. Same store sales have grown at a compound annual growth rate of 4.4% between fiscal 2015 and 2024.

Our Business Strengths

Our Brands Are Complementary

While operating in different segments of the restaurant industry, our two brands complement each other in both their similarities and differences:

Each has a value proposition enhanced by superior quality ingredients and a focus on the specific elements of service relevant to the concept that deliver an exceptional experience to each guest. We believe Bad Daddy’s resonates with consumers by consistently executing high-quality, scratch-made menu items with bold flavors delivered in a high-energy environment with a slightly irreverent brand personality. The appeal of Bad Daddy’s is not solely based on a purely on-premises customer experience however, as the focus we place on indulgent meals through bold, unique flavors; superior ingredients; and scratch cooking in each kitchen translates into significant off-premises adoption, both through traditional customer carry-out and delivery by third party delivery service providers.

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

Our Brands Have a Common Operating Philosophy

While each of our brands is led by separate operating teams, each shares a commitment to four dimensions of our business:

●	Dimensions of the Business:

o	Individual Fulfillment. The first dimension speaks directly to people, whether that is fellow team members or our customers. Specific to our team members, we seek to hire people with aligned values and the appropriate knowledge and skills throughout the organization, provide them with comprehensive training programs, and provide a framework for self-directed, company-supported continuous development, as we believe that the individual fulfillment achieved from self-actualized team members with aligned values will deliver consistently superior products and service. We maintain incentive programs at all levels of management based on balanced metrics addressing performance related to people development and retention; consistent, strong operations; and superior economic value creation.

o	Guest-First Mindset. Rather than merely being a feeding trough for the masses, we strive to differentiate our concepts through a level of hospitality that creates an emotional connection by the guest to each brand. This emotional connection drives loyalty and long-term strength in same store sales.

o	Operational Excellence. We are content with neither mediocrity nor the status quo, even if it is “good enough.” Rather we strive for excellence in execution, whether that is within the operations of our restaurants, or the operations of our shared services capabilities. We: (1) do things the right way, (2) take pride in our work, (3) take pride in our facilities, and (4) take pride in our brand. The pride that is shared by all of us and drives us towards excellence in all of our activities.

o	Financial Discipline and Strength. While growth is important, it needs to be sensible and bounded by financial strength. We want to achieve both growth in unit volumes and growth in number of units, but at the same time maintain a low debt load.

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

We Have Assembled a Dedicated Senior Leadership Team with Significant Experience

Each of the members of our senior leadership team have many years of relevant experience in their field of expertise, and most have more than fifteen years of industry experience, with some members having worked together for more than twenty years developing the Good Times concept. Our executive leadership team has significant experience spanning both full service and quick service restaurant concepts.

Each brand is operated with distinct operations teams, while utilizing shared support capabilities in administration, finance, accounting, human resources, real estate, marketing and information technology. Each capability is led by its own qualified leader with many years of functional and leadership experience. We believe we have people with the right expertise as well as capable processes and systems in place to support both concepts and targeted future growth of both of our concepts.

We Have Maintained Operating Momentum

Same store sales at Good Times have increased thirteen of the past fourteen years. Same store sales increased for fiscal 2024 primarily due to price increases throughout the fiscal year, partially offset by decreased foot traffic. Our compound annual same store sales growth rate was approximately 4.4% over the past ten years. We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective management of media mix, and consistent execution of the customer experience. We plan to continue to periodically re-image and remodel our restaurants, maintain a relevant menu with a laser focus on speed and accuracy in execution, in keeping with our brand strategy, and communicate our brand story to maintain our same store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, North Carolina by a qualified chef. Sales for the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.6 million for fiscal 2024. We believe that both organic growth and unit growth is important to our brand and expect expansion to be disciplined and financed primarily from operating cash flow from the Bad Daddy’s business.

Business Strategies

We are focused on continuing to grow same store sales and profitability of the Good Times concept while continuing targeted unit growth of the Bad Daddy’s Burger Bar concept in domestic markets. We believe that there are significant opportunities to develop new units, grow customer traffic and increase awareness of our brands. The following sets forth the key elements of our growth strategy:

1.	Organic sales growth in both brands. Our primary strategy is to drive ongoing sales growth from our existing restaurants and therefore increasing our same store sales. We plan to further strengthen our fresh, all-natural brand positioning at Good Times with targeted merchandising around each of our menu categories and a targeted focus on speed and accuracy in execution instead of deep discounts or exotic, limited-reach menu items. We also expect to continue various advertising programs, shifting the media mix periodically as we determine appropriate to maximize advertising effectiveness and efficiency. At Bad Daddy’s, we intend to increase Bad Daddy’s same store sales through ongoing menu engineering around bold flavors and unique, concept-appropriate menu items that we believe drive increased customer visits as well as elevated per person average check, and a focus on expanding our beverage sales and creating energy in our bar areas. Bad Daddy’s advertising has traditionally targeted individual trade areas, community involvement and in-store, “four-wall” marketing activities that focus on optimizing the guests’ food, bar and service experience. We have enhanced those efforts by leveraging third parties who specialize in social and digital media advertising design.

2.	Improve operational capabilities. We continue to focus on managing our expenses in the operation of our restaurants, with a particular focus on cost of sales, labor and operating expense controls and efficiencies while not adversely impacting our overall quality and service proposition. Macroeconomic, state legislative increases to wages and other external factors have resulted in upward trends in certain of these operating costs. We continue to implement programs to mitigate the impact of these external factors and continue to explore other opportunities to improve efficiency of general and administrative costs. We placed an elevated level of focus in managing overhead costs and gaining further efficiencies in supervision and support services costs and believe that those costs will be relatively stable, though we expect to invest in modern human resource and financial planning systems that will provide improved abilities for our restaurant leaders and support capability leaders to best create value for the business.

3.	Pursue disciplined unit growth of Company-operated Bad Daddy’s Burger Bar restaurants. We own the Bad Daddy’s Burger Bar brand, including all associated intellectual property. We have identified potential new restaurant locations in the southeast U.S. market which are in various stages of negotiation. We continue to assess our development strategies and intend to follow a disciplined strategy of unit growth that may include both company-owned and franchisee-owned units. Consistent with our business dimension of Financial Discipline and Strength, we expect that growth in company-owned restaurants will remain more modest than it has been in the past and will stem from operating cash flow rather than through the use of significant debt financing to drive more rapid growth.

Expansion strategy and site selection

Bad Daddy’s Burger Bar

Our development of the Bad Daddy’s Burger Bar concept in company-owned restaurants has focused on urban and suburban upper income demographic areas with median household incomes over $90,000, with a high concentration of daytime employment, specialty retail and entertainment venues. Site selection is a multi-factor process including the use of specialized applications that create sales forecasts for each site.

Bad Daddy’s Burger Bar locations are primarily end-cap locations in new and existing shopping center developments using approximately 3,500 to 4,000 square feet within a multi-tenant building. Although the construction process is generally straightforward and comparatively quick compared to the process required to acquire land and develop a free-standing building, the full process of acquiring acceptable sites is involved and can take in excess of 18 months including lease negotiation, permitting, construction, and team training.

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

Restaurant locations

We currently own and operate or license a total of forty Bad Daddy’s Burger Bar locations. The location in the Charlotte Douglas International Airport is independently operated pursuant to a License Agreement with an established airport concessionaire. We closed one Company-owned Bad Daddy’s restaurant during fiscal 2024.

Additionally, we currently own and operate or franchise a total of thirty Good Times restaurants. We acquired one Good Times restaurant in Parker, Colorado from a franchisee and closed one company-owned restaurant during fiscal 2024. Additionally, we acquired two Denver metro area Good Times restaurants from a franchisee during the first quarter of fiscal 2025.

Company-Owned/Co-Developed/Joint-Venture

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2024	2023	2024	2023	2024	2023
Alabama	3	3	-	-	3	3
Colorado	10	11	27	25	37	36
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	39	40	27	25	66	65

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2024	2023	2024	2023	2024	2023
Colorado	-	-	1	4	1	4
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	3	6	4	7

Menu

Bad Daddy’s Burger Bar

The Bad Daddy’s Burger Bar menu offers our guests a culinary-driven menu consisting of our own unique blend of high quality and handcrafted 1855 Black Angus® beef burgers with creative, scratch-made toppings including buttermilk-fried bacon, creamy ale queso made in-house, and our specialty signature Bad Daddy’s sauce which is also completely made in-house.  The customizable menu options also include a variety of proteins including house-made black bean patty, salmon, turkey, bison and chicken. Additionally, we offer giant chopped salads, a full gluten-friendly menu, appetizers including hand-cut fries and housemade potato chips, hand-spun ice cream milkshakes and our scratch-made banana pudding.  We feature a variety of craft beers from local breweries and a full bar serving our Bad Ass Margarita and other innovative cocktails, and both red and white wine.

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

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu paired with genuine and warm hospitality. We also rotate through seasonal food and beverage specials to provide variety for our guests while still maintaining the spirited flavor profiles that distinguish us from others.

Good Times Burgers & Frozen Custard

The menu of each Good Times restaurant is focused primarily on burgers made with fresh, all-natural ground beef from Meyer Natural Foods, chicken sandwiches and chicken tenders using only all-natural chicken from Springer Mountain Farms, and our signature vanilla and monthly featured-flavor custard. This menu is supplemented by side selections including our famous Wild Fries, green chile potato poppers, cheese curds, and onion rings. Beverages include typical soft drinks and fresh lemonades, with a selection of shakes and floats made with our frozen custard. We have a breakfast menu consisting of breakfast burritos, orange juice and coffee and a kid’s meal menu featuring a choice of main item, side, drink, and a token redeemable for a free kid’s custard cup or cone.

Both of our beef and chicken suppliers are committed to animal welfare and all-natural standards, raising animals without the use of any antibiotics, added hormones, or animal byproducts that are normally used in the open market. We believe that these attributes of our beef and chicken deliver a better tasting product and, because of the rigorous protocols and testing that are a part of the Meyer all-natural, all-Angus Beef and Springer Mountain Farms Chicken processes, may also minimize the risk of any food-borne bacteria-related illnesses. We also believe that the use of premium, all-natural beef and chicken products differentiates our concept in a crowded quick-service segment of the restaurant industry.

Our fresh frozen custard is a premium ice cream with a proprietary vanilla blend that is prepared from highly specialized equipment that minimizes the amount of air that is added to the mix and that creates smaller ice crystals than other frozen dairy desserts. The resulting product is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products. We serve the frozen custard as vanilla and a flavor of the month in cups and cones and our Spoonbenders a mix of custard and toppings. Additionally, we serve shakes and floats made with our frozen custard.

The breakfast menu is centered around Hatch Valley Green Chile Burritos made with our own proprietary green chile recipe using regional roasted green chiles, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo. During breakfast we offer coffee and pure 100% orange juice, along with Wild Spuds as a fried potato side offering.

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

Media is an important component of building our brand awareness and distinctiveness. We spent most of our media advertising dollars on audio advertising during fiscal 2024 and fiscal 2023, including terrestrial radio, podcasts, and advertising-based streaming platforms. We augment our broadcast advertising with a social media presence that affords us a higher level of engagement with current customers and an increased level of product giveaways to support high sales opportunity products. As with Bad Daddy’s, we have recently supplemented our legacy advertising approach with additional investments in social and digital media using third party resources who specialize in highly targeted advertisements on social media and digital platforms.

Operations

We maintain separate operating teams for each of our concepts and have extensive operating, training and quality control systems in place.

Restaurant Management

Bad Daddy’s Burger Bar was developed as a chef-driven concept and utilizes a team of three or four managers in our operations at most restaurants. Managers are cross-trained in back of the house skills (kitchen execution, kitchen management, expediting, and line management), front of the house service positions (host, server and bar) and all other management functions, however each manager is assigned one or more specific areas of responsibility over which they have “ownership” and direct accountability for results. Our managers at each restaurant participate in a bonus pool for each restaurant based on a combination of restaurant sales, income, and specific financial and operational objectives. As a full-service concept, our operating leadership structure for Bad Daddy’s Burger Bar operations is distinct and separate, including a separate operations leader from our Good Times operations team as the experience, qualifications and compensation of team members are significantly different between the quick service and full-service segments of the industry. Although this is the case, we have combined recruiting into a single shared services capability and believe that long term, our training capabilities for the brands will similarly be combined into single shared services capability.

Each Good Times restaurant employs a general manager, generally one or two hourly assistant managers, up to four hourly shift managers and approximately 10 to 20 non-management team members. Most of our shift managers, assistant managers, and general managers are internally promoted from team member positions. Ongoing training and development is provided as necessary. We believe that incentive compensation of our restaurant managers is essential to the success of our business. Accordingly, our general managers and assistant managers in each restaurant participate in a bonus program based upon meeting financial, customer service and quality performance objectives tied to a monthly scorecard of measures.

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

Recruiting and Retention

At Bad Daddy’s   when recruiting for managers, we seek to hire experienced restaurant managers, though increasingly we have pivoted to greater development of high-performing team members providing a robust source of internal management candidates. At Good Times, substantially all our managers are promoted from team member positions. We support employees by offering competitive wages and benefits, including a matching 401(k) plan, medical insurance, and incentive plans at every level of management that are tied to performance against key goals and objectives. We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement. We also provide various other incentives, including paid time off, communication allowances, incentive performance bonuses and referral bonuses. We have implemented an online screening and hiring tool that has proven to reduce hourly employee turnover.

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

We currently have one license agreement for a Bad Daddy’s location in the Charlotte Douglas International Airport. We currently have one Good Times restaurant operating under a franchise agreement in the greater Denver metropolitan area and two dual-branded franchised restaurants operating in Wyoming. In addition, we are, through one of our wholly owned subsidiaries, the controlling partner in a joint venture related to six Good Times restaurants operating in the greater Denver metropolitan area.

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

Management Information Systems

The systems in our restaurants are designed in a manner to minimize the amount of time our managers spend on administrative tasks. We utilize up-to-date versions of a leading point-of-sale system in each of our company-owned restaurants that captures transaction-level data required to support information about sales, product mix, and average check. The configuration of restaurant point-of-sales systems is performed by our technology shared service capability. We are implementing a new cloud-based point of sale system and have completed the implementation at all company-owned Good Times restaurants and expect to complete the implementation at all traditional Bad Daddy’s restaurants in the next eighteen months.

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

We currently distribute nearly all of the food and paper supplies for our Good Times restaurants and the majority of the food and paper supplies for our Bad Daddy’s restaurants through US Foods. We directly contract with suppliers for key products who are chosen based upon their ability to provide (i) a continuous supply of product that meets all safety and quality specifications, (ii) logistics expertise and freight management, (iii) product innovation and differentiation, (iv) customer service, (v) transparency of business relationships and (vi) competitive pricing. Specified products are distributed to all restaurants through US Foods, or directly in the case of certain bread and produce suppliers, under negotiated contracts directly to our restaurants two to five times per week depending on restaurant requirements. We do not believe that the current reliance on these distributors will have any long-term material adverse effect since we believe that there are a sufficient number of other suppliers from which food and paper supplies could be purchased with little or no interruption in service. We actively monitor the primary commodities we purchase and selectively contract pricing when practical in order to minimize the impact of fluctuations in price and availability. Most pricing agreements are based on published commodity indices and so in spite of pricing agreements, most of our commodities, including ground beef, chicken, and bacon remain subject to monthly market price fluctuations.

Employees

At September 24, 2024, we had approximately 2,110 active employees of which 1,879 are hourly team members and 231 are salaried managers or professional staff working full time. We strive to provide a competitive salary and benefits, strong development opportunities, and a meaningful job or career for all of our employees and believe that this has translated into good employee relations. None of our employees are covered by a collective bargaining agreement.

Competition

The restaurant industry, including both limited service and full-service segments, is highly competitive. Bad Daddy’s Burger Bar competes with both local, regional, and national gourmet, “better burger” concepts as well as more legacy grill and bar concepts. As such, Bad Daddy’s competes with both full-service and limited-service better burger restaurants. There are other burger-centric fast casual concepts that operate at a lower average customer check than Bad Daddy’s Burger Bar and others in both fast casual and full-service formats that operate with a higher average customer check. We believe that we offer sufficient price choice to be able to compete effectively in the full range of such concepts. We believe that Bad Daddy’s Burger Bar has an advantage in the premium quality of our ingredients, unparalleled ability for guests to customize their order, distinctiveness of its atmosphere and the indulgence created by our bold, unique flavors. Nevertheless, Bad Daddy’s Burger Bar may be at a competitive disadvantage to other restaurant chains with greater name recognition and operating scale.

Good Times competes with many other hamburger-oriented quick-service restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do. In-N-Out, a California-based, burger-focused quick-service restaurant concept, has expanded into the Colorado market and Whataburger, a Texas-based burger-focused quick-service restaurant concept has expanded into Colorado with future development expected in markets where we currently operate. Double drive-thru restaurant chains such as Checkers & Rally’s Restaurants, which currently operate double drive-thru restaurants in various markets in the United States, are not currently operating in Colorado. We are aware of only two significant quick-service competitors offering frozen custard as a primary menu item operating in the Colorado market and both have a significant presence in Midwestern markets that may be targeted for expansion. Additional “fast casual” hamburger restaurants, including some who also feature all-natural beef, have been developed in the Colorado market, including markets where we operate. Increasingly, these concepts are choosing to add drive-thru ordering and pickup as part of their operating model, and though they generate an average per person check that is meaningfully higher than the average check at a Good Times restaurant, now represent competition that is more relevant than it was previously.

We believe that Good Times may have a competitive advantage in terms of quality of product compared to traditional quick-service burger chains. Nevertheless, we may be at a competitive disadvantage to other restaurant chains with greater name recognition and marketing capability. Furthermore, most of our competitors in the fast-food business operate more restaurants, have been established for longer, and have greater financial resources and name recognition than we do. There is also active competition for management personnel, as well as for attractive commercial real estate sites suitable for restaurants.

Intellectual Property

We have registered our marks “Bad Daddy’s Burger Bar” and “Good Times” with the United States Patent and Trademark Office. We received approval of our federal registration of “Bad Daddy’s Burger Bar” in 2011 and “Good Times” in 2003. Additionally, we own trademarks or service marks that have been registered with the United States Patent and Trademark Office including, but not limited to, “Bad Daddy’s Burger Bar EST. 2007”, “Big Daddy Bacon Cheeseburger,” and “Spoonbender” The registration for our “Bad Daddy’s Burger Bar” mark will be renewed prior to September 2031. The registration for our “Good Times” marks will be renewed prior to February 2028 and December 2033 respectively. We intend to maintain our marks and renew registrations on a timely basis.

Government Regulation

Each of our restaurants is subject to the regulations of various health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant. Federal and state environmental regulations have not had a material effect on our operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. In addition, we are subject to the Americans with Disabilities Act, which requires restaurants and other facilities open to the public to provide for access and use of facilities for people with disabilities. Management believes that we are in compliance with the Americans with Disabilities Act. Beginning in 2015, we became subject to the Affordable Care Act which requires us to have the required health insurance benefits for eligible employees.

We are also subject to federal and state laws regulating franchise operations, which vary from registration and disclosure requirements in the offer and sale of franchises to the application of statutory standards regulating franchise relationships. Many state franchise laws impose restrictions on franchise agreements, including limitations on non-competition provisions and the termination or non-renewal of a franchise. Some states require that franchise materials be registered before franchises can be offered or sold in that state.

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

Available Information

Our Internet website address is goodtimesburgers.com We make available through our website’s investor relations information section our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under applicable securities laws as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Our website information is not part of or incorporated by reference into this Annual Report on Form 10-K.

Special Note About Forward-Looking Statements

This Form 10-K may include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbors created thereby. A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are related to, among other things:

●	our expectations as to the impact of a global or regional pandemic or epidemic on our business;

●	the sufficiency of the supply of commodities and labor pool to carry on our business;

●	anticipated price increases and the impact of inflation

●	business objectives and strategic plans;

●	operating strategies;

●	our ability to open and operate additional restaurants profitably and the timing of such openings;

●	expectations that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations;

●	restaurant and franchise acquisitions;

●	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

●	estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

●	anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

●	future capital expenditures;

●	our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal 2025;

●	success of advertising and marketing activities;

●	the absence of any material adverse impact arising out of any current litigation in which we are involved;

●	impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

●	expectations regarding competition and our competitive advantages;

●	impact of our trademarks, service marks, and other proprietary rights; and

●	effectiveness of our internal control over financial reporting.

Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

In some cases, information regarding certain important factors that could cause actual results to differ materially from any forward-looking statements appears together with such statement. In addition, the factors described under Critical Accounting Policies and Estimates in Part II, Item 7, and Risk Factors in Part I, Item 1A, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following: concentration of restaurants in certain markets and lack of market awareness in new markets; changes in disposable income; consumer spending trends and habits; increased competition in the quick-service restaurant market; costs and availability of food and beverage inventory; the increasing inflationary environment, supply chain constraints; our ability to attract qualified managers, employees, and franchisees; changes in the availability of capital or credit facility borrowings; costs and other effects of legal claims by employees, franchisees, customers, vendors, shareholders and others, including settlement of those claims; effectiveness of management strategies and decisions; weather conditions and related events in regions where our restaurants are operated; and changes in accounting standards, policies and practices or related interpretations by auditors or regulatory entities. Additionally, in the context of a global or regional pandemic or epidemic, future facts and circumstances could change, and impact assumptions relied upon in our forward-looking statements.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified, high-energy employees. Qualified individuals needed to fill these positions are in short supply in some areas, and in recent years we have seen an extreme shortage of qualified workers by historical standards. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business. Additionally, competition for qualified employees has required us to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. Most of our employees are paid market wages on an hourly basis that are influenced by applicable minimum wage regulations. Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.

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

If we fail to appropriately plan and sustain our workforce and proactively respond to employee dissatisfaction, it could adversely impact guest satisfaction and operational efficiency, lead to increased litigation and unionization efforts and negatively impact restaurant profitability. Our restaurants could be short-staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively and meet customer demand could be limited. Difficulties recruiting and retaining new restaurant crew members in a timely manner also negatively impacts our ability to grow sales at existing restaurants and open new restaurants. Any or all of these factors could materially adversely affect our financial performance.

The outbreak of, and local, state and federal governmental responses to, pandemics or other future health concerns have previously significantly disrupted and could disrupt our business again in the future, which has and could materially affect our financial condition and operating results.

Public health concerns including pandemics and the associated government response, change in consumer behavior, labor market effects and supply chain impacts significantly affected the results of operations and financial condition of our business. The risk of similar government and consumer response to future public health concerns, and the risk of similar impacts within the labor markets and global supply chain, could cause significant disruption to our business.

The failure of banks where we maintain deposits in excess of the limits insured by FDIC or other government, or quasi-government agencies could materially affect our financial position and operating results.

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

We have incurred losses in 29 of our 36 years since inception. As of September 24, 2024, we had an accumulated deficit of $17,622,000. Though we recognized net income in fiscal 2024, in light of the uncertainty of macroeconomic conditions, increasing inflation and other factors affecting our supply chain and employee markets, we cannot provide assurance that we will produce income again for the fiscal year ending September 30, 2025.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same store sales for thirteen of the past fourteen years at Good Times. We have operated Bad Daddy’s for a shorter period of time and have recently experienced declines in same store sales. Same store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance and could be greatly impacted by changes in general customer behavior and preferences. If our same store sales decline, and our operating costs increase, our ability to attain profitability will be adversely affected.

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

The hamburger restaurant market is highly competitive. Our competitors in the quick-service restaurant segment include many recognized national and regional fast-food hamburger restaurant chains, such as McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box, Freddy’s and Culver’s. In-N-Out has expanded into the state of Colorado, the primary state in which we operate, and is continuing to expand in the market, and Whataburger has expanded into the state of Colorado with future development expected in markets where we currently operate. We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-thru service. Increasingly, fast casual burger restaurants such as Shake Shack have incorporated drive-thru service into their operating model, and in the case of Shake Shack, also feature an all-natural beef platform. Most of our competitors have greater financial resources, marketing programs and name recognition than we do. Discounting by our quick-service restaurant competitors may adversely affect the revenues and profitability of our restaurants.

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

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, particularly Ryan Zink, our President and Chief Executive Officer, Keri August our Senior Vice President of Finance and Accounting and Don Stack, our Senior Vice President of Operations for Good Times. Although we have entered into an employment agreement with Mr. Zink, he may voluntarily terminate his employment with us at any time. In addition, we do not currently maintain key-person insurance on the lives of Messrs. Zink or Stack or Ms. August. We have not entered into any employment agreements with Ms. August or Mr. Stack, and both are employees at will. The loss of services by Messrs. Zink or Stack or Ms. August, or those of other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

Information technology system failures or breaches of our network security could interrupt our operations and harm our business, financial condition and results of operations.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants and various cloud-based systems that are an integral part of our operations and financial reporting processes. Our operations depend upon our ability to protect our technology and digital assets against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches or attacks, malware, and other disruptions. Any damage or failure of our computer systems or network infrastructure or any cybersecurity incident that causes an interruption in our operations or otherwise compromises our technology or digital assets, an interruption in our operations or otherwise compromises our computer systems or network infrastructure, or if software or third-party vendors that support our information technology environment are compromised, our business, financial condition and results of operations could be harmed and subject us to litigation or actions by regulatory authorities. Further, adverse publicity resulting from such an event may harm our business, financial condition and results of operations. Although we have a comprehensive program to protect and mitigate risks associated with physical infrastructure and digital assets, including various vulnerability thefts, firewalls, data encryption and other security controls and intend to maintain and upgrade our security technology and operational procedures to prevent damage, breaches or other disruptions, these measures may not eliminate all risks Further, although we purchase cybersecurity insurance, such insurance is a responsive, not a preventive measure, and there can be no assurances that the limits of the policy will be sufficient to cover the costs associated with a cybersecurity event.

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

The company leases the real estate underlying substantially all of its restaurants. While our leases generally have options for extension of the initial term, in the case of some of our Good Times restaurants, we have exercised all of the options granted to us under the lease. Additionally, some options are set at fair market rental rates, and in the case of one Bad Daddy’s restaurant, no option to extend exists in the lease. Furthermore, many of our Good Times leases are at rates below current market prices. Although the Company has generally been successful in negotiations with our landlords, the risk that we are unable to negotiate additional lease term on expiring leases at reasonable rental rates could materially impact our future profitability, and even in the case we are able to negotiate additional term at rates that are acceptable to us, those rates may be significantly higher than the expiring rate and may result in lower profitability for the Company.

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

Ongoing capital expenditures at existing restaurants will require significant capital expenditures and remodel initiatives may not result in increased sales.

Most of our Good Times restaurants are more than a decade old. As a result, we are in the process of replacing signage and making other significant capital investments in our existing restaurants. These signage, technology, and other remodeling expenditures may not increase sales and we may not be able to attract enough additional customers to meet our targeted level of performance and our business and results of operations may be adversely affected.

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

The Bad Daddy’s Burger Bar concept has been in existence for approximately seventeen years and the average age for all Bad Daddy’s restaurants, as of the date of this filing, is approximately eight years. Existing restaurants are currently located in Alabama, Colorado, Georgia, North Carolina, Oklahoma, South Carolina, and Tennessee. Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful. Though the Company currently has no franchisee-owned restaurants, the Company has offered franchises in the past and may do so again in the future. There is no guarantee that we will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when, such franchises are granted, the restaurants developed by franchisees will be successful.

Costs associated with our employee health care programs continue to escalate and we may not be able to fully pass along those cost increases to employees.

We maintain various health care programs, including coverage for medical claims, to employees who select such programs. All of our salaried managers are eligible to participate in these programs and those of our hourly employees who meet the service requirements under the Affordable Care Act are also eligible. We maintain insurance coverage for claims in excess of a certain threshold on a per-member basis (“Stop-Loss” insurance) but do not maintain insurance coverage for aggregate claims. We have a limited number of participants in our plans and should a significant number of participants report claims in a given year, the actual claims under the plan may meaningfully exceed our expected claims, and any such costs would be borne by us and not by the participants in the plan (our Employees). Further, excessive claims may result in the inability for us to renew our Stop-Loss policies at reasonable rates, if at all, and we may be required to self-insure significantly higher levels of claims or to completely self-insure all claims under the plans which could have a material and adverse effect on our business and financial performance.

Our business is subject to evolving corporate governance and public disclosure regulations, including environmental, social and governance (“ESG”) matters, that could expose us to numerous risks.

We are subject to changing rules and regulations arising from governmental, quasi-governmental, and other self-regulatory organizations, including state and local governments, the SEC, the Nasdaq Stock Market and the Financial Accounting Standards Board. These rules and regulations are evolving in scope and complexity and many new requirements have been created in response to recently enacted laws, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. Within our industry, concerns have been expressed regarding energy sourcing and management, water usage, chemicals used in food and supplies (such as PFAS or other “forever chemicals”), food safety, labor policies and practices and supply chain and management of food sourcing. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on policies, procedures, and practices within the scope of ESG, and collecting, measuring and reporting ESG related information may be costly and time intensive. Further, these issues are subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements. We may also communicate certain information regarding ESG-related matters in our SEC filings or in other public disclosures. Even to the extent to which we are not subject to certain rules or regulations, shareholders or other interested parties could make intensive efforts to push for our voluntary compliance with such rules or regulations, or could be criticized for the accuracy or completeness of the disclosure; all of which could lead to increased costs. Our approach towards compliance, whether required or voluntary, toward ESG-related matters, and criticism over such, could adversely affect our reputation, business and financial performance.

Changes in enforcement practices related to existing immigration laws and/or modified or newly adopted immigration legislation may affect labor markets related to our suppliers or the QSR business segment

The upcoming Presidential administration change may increase the likelihood for Congress to amend existing immigration laws or adopt new immigration laws. Further, policy decisions related to the enforcement of, and rulemaking related to, immigration laws have been volatile and subject to changes resulting from election cycles. Those policies include the degree of tolerance of undocumented workers employed in various segments of the workforce. Various subsegments of the agricultural industry, as well as the QSR subsegment of the restaurant industry itself are at risk for employees who obtain fraudulent documentation but that contains data related to actual individuals or are of such quality that they may not be detected through appropriate document validation practices. Any new or modified immigration laws or a change in these policy decisions may have an adverse impact on the number of individuals participating in these markets, and may reduce the total number of employees in the population from which we recruit, affecting our ability to conduct our business, and with respect to our suppliers, may have an adverse impact on their ability to produce products that we purchase for ingredients in our recipes.

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

The trading price of our shares of common stock has from time to time fluctuated widely and, in the future may be subject to similar fluctuations. Our average daily volume traded is extremely low and even smaller amounts of activity can cause significant movements in the price of our common stock. This volatility may affect the price at which you could sell your common stock. The market price of our common stock is likely to continue to be volatile and may fluctuate significantly in response to many factors, including:

●	the impact of public health concerns on our business;
●	operating results that vary from the expectations of management, securities analysts and investors;
●	developments in our business;
●	the operating and securities price performance of companies that investors consider to be comparable to us;
●	announcements of implementation of strategic transactions or developments and other material events by us or our competitors;
●	negative economic conditions that adversely affect the economy, commodity prices, the job market and other factors that may affect the markets in which we operate;
●	publication of research reports about us or the sectors in which we operate generally;
●	changes in market valuations of similar companies;
●	news, publication of research reports, or speculation related to companies similar to us
●	additions or departures of key management personnel;
●	actions by institutional shareholders;
●	speculation in the press, investment community, or on social media about our company, our stock or similar companies or of their stock;

●	increased trading volume in our stock caused by individual or algorithmic trading activity; and
●	the realization of any of the other risk factors included in this Annual Report on Form 10-K.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company recognizes the critical importance of maintaining the safety and security of our systems and data amidst an ever-evolving landscape of cybersecurity threats and has adopted a process for overseeing and managing cybersecurity and related risks.

Our approach to cybersecurity encompasses a wide range of strategies, practices, and technologies designed to safeguard our systems and data. This process involves continuous monitoring, risk assessment, implementation of advanced security measures, and regular updates to our protocols to address emerging threats.

As of the date of this report, we are not aware of any cybersecurity incidents that have had a material effect on our operations, business, results of operations, or financial condition.

Cybersecurity Risk Management and Strategy

As part of the Company’s overall risk management strategy, the Company has instituted a cybersecurity risk management program and a set of procedures to protect, identify, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. A variety of security tools are utilized to prevent, identify, investigate, address, and recover from identified vulnerabilities and security incidents. We employ security technologies, including firewalls, encryption, intrusion detection systems, and multi-factor authentication. In addition, we purchase cybersecurity insurance through a reputable carrier, which includes access to a breach coach and a preferred panel of experienced, qualified vendors to respond to an actual attack.

There can be no assurances that our cybersecurity risk management program, including policies, controls, or procedures will be effective in preventing successful attacks on our information technology infrastructure or digital assets, or that the limits of our cybersecurity policy will be sufficient to cover losses which could be incurred in a successful attack.

Personnel and Third-Party Engagement

Our Information Technology department is led by the Director of Technology who has more than twenty years of experience in technology management and cybersecurity, conducts regular risk assessments and continuously monitors our networks and systems.

The Company engages third party risk security vendors to identify, mitigate, and remediate cybersecurity risks. A third-party vendor is utilized to perform quarterly scans of all our network endpoints. Any issues identified by the scans are remediated. Annual penetration tests are conducted, which simulate real-world threats, including social engineering threats, to the Company’s network and other digital assets. These tests include comprehensive “Dark Web” searches of all domain user emails. We require the annual submission of SOC 1 security certificates from third party vendors that provide systems underlying our financial reporting infrastructure or with access to our financial and sales data.

Governance

The Director’s presentation at the Company’s monthly senior leadership meeting, led by the CEO, includes the results of the most recent scans and routine testing. Should a cybersecurity incident occur, the Director would immediately report it to the CEO, who would report any material cybersecurity breach promptly to the Company’s Board of Directors.

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Audit Committee has the primary responsibility to oversee effective governance in managing risks associated with cybersecurity threats. At each quarterly Audit Committee meeting, Management presents a cybersecurity update, which includes results of testing by third-party vendors and any suspected cybersecurity incidents.

ITEM 2.	PROPERTIES

We currently lease approximately 7,650 square feet of space for our executive offices in Golden, Colorado for approximately $126,225 per year, under a lease agreement which expires in October 2027.

Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive-thru format and approximately 2,100 to 2,400 square feet for those locations with a 45 to 70 seat dining room. Except for one Good Times restaurant where we own both the land and building underlying, we do not own the land underlying these restaurants and either lease the land or the land and building. In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet. The buildings are situated on lots of approximately 16,000 to 50,000 square feet. Any future development is expected to be conducted through a combination of ground leases and land purchases.

Our Bad Daddy’s restaurants are leased spaces of approximately 3,500 to 4,000 square feet in retail developments located in Alabama, Colorado, Georgia, North Carolina, Oklahoma, South Carolina, and Tennessee. We expect future development to be conducted through the leasing of end-cap spaces in retail developments, ground leases, and or land purchases upon which we would be able to build 3,500 – 4,000 square foot standalone building suitable for restaurants, or if the site characteristics otherwise met our criteria, larger sites where we would be able to construct multi-tenant buildings, where we would be able to occupy a portion of the space with a Bad Daddy’s restaurant and lease other portions of the building to restaurant or non-restaurant tenants.

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

The Company was the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019, in Delaware Chancery Court, and the Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On January 25, 2023, the Court rendered judgment dismissing the plaintiffs’ claims in their entirety and denying all of the requested relief.

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023, decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On March 1, 2024, the court of appeals issued a ruling affirming the trial court’s dismissal of the plaintiffs’ claims and reversed the trial court’s previous dismissal of Good Times’ own claim for the plaintiffs’ breach of their covenant not to sue Good Times. The court of appeals ordered that Good Times’ counterclaim be remanded to the trial court for further consideration. Due to this favorable decision, during the quarter ended March 26,2024 we reversed our previous contingency reserve of $332,000.  The plaintiffs petitioned the court of appeals for rehearing on its reversal of the trial court’s dismissal of Good Times’ counterclaim. On June 20, 2024, the court of appeals affirmed its previous reversal of the trial court’s dismissal of Good Times’ counterclaim.  The trial court will now consider the issue of White Winston’s liability to Good Times. The amount of Good Times’ claimed damages (which consists substantially of its prior legal fees) exceeds $3 million.  The trial court ordered the parties to submit briefing on the issue of Good Times’ damages claim. The briefing closed on December 10, 2024, and Good Times expects the trial court to render a decision sometime after. While Good Times plans to vigorously pursue this remaining claim to conclusion, there is no assurance that it will be successful and, even if it is successful, its recovery may be less than such claimed damages amount.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our Common Stock are listed for trading on the NASDAQ Capital Market under the symbol “GTIM”. As of the date of this filing, there were approximately 45 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these holders of record.

Dividend Policy

We have never paid dividends on our common stock and at the present time do not anticipate paying dividends in the immediate future. In addition, the Cadence Credit Facility places restrictions on the payment of dividends. Any ability to pay future dividends would necessarily depend on our earnings, financial condition and willingness of our lender to allow for the payment of dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of September 24, 2024, the Company has purchased approximately 1,670,718 shares of its common stock pursuant to the share repurchase plan leaving approximately $350,000 available for repurchases under the plan. On December 12, 2024, the Company the Company announced a $2 million expansion of its existing share repurchase program, which now provides authorization for a total of $7 million dollars of aggregate share repurchases.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
6/26/2024 – 7/23/2024	17,000	$2.57	17,000
7/24/2024 – 8/20/2024	23,312	$2.70	23,312
8/21/2024 – 9/24/2024	17,124	$2.92	17,124
Total	57,436		57,436	$350,000

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We operate as two reportable business segments: Good Times Burgers and Frozen Custard (“Good Times”) and Bad Daddy’s Burger Bar (“Bad Daddy’s”). All of our Good Times restaurants compete in the quick service drive-thru segment of the restaurant industry while our Bad Daddy’s restaurants compete in the full-service casual dining segment of the restaurant industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Refer to Note 10, Segment Reporting, in the notes to our consolidated financial statements for more information.

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprises 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Our discussion for the fiscal years ending September 24, 2024 and September 26, 2023 each cover periods of 52 full calendar weeks. Fiscal 2025 will consist of 53 weeks and end on September 30, 2025.

The following tables present information about our reportable segments for the respective periods, all dollar values are represented in thousands:

	Fiscal Year
	2024 (52 Weeks)		2023 (52 Weeks)
Bad Daddy’s:
Restaurant sales	$103,539	99.7%	$102,241	99.7%
Franchise revenues	305	0.3%	276	0.3%
Restaurant operating costs: (1)
Food and packaging costs	32,155	31.1%	31,972	31.3%
Payroll and employee benefit costs	35,831	34.6%	35,892	35.1%
Restaurant occupancy and other costs	21,972	21.2%	21,476	21.0%
Depreciation & amortization	2,962	2.9%	3,060	3.0%
Preopening costs	-	0.0%	484	0.5%
Total restaurant operating costs	$92,920	89.7%	$92,884	90.9%
General & administrative costs (2)	8,270	8.0%	7,594	7.4%
Advertising costs	2,173	2.1%	1,866	1.8%
Asset impairment costs	689	0.7%	1,519	1.5%
Gain on disposal of assets	23	0.0%	(4)	0.0%
Loss from operations	(231)	(0.2%)	(1,342)	(1.3%)
Good Times:
Restaurant sales	$38,016	98.8%	$34,988	98.2%
Franchise revenues	455	1.2%	655	1.8%
Restaurant operating costs: (1)
Food and packaging costs	11,549	30.4%	10,938	31.3%
Payroll and employee benefit costs	12,858	33.8%	11,657	33.3%
Restaurant occupancy and other costs	8,403	22.1%	7,144	20.4%
Depreciation & amortization	793	2.1%	603	1.7%
Total restaurant operating costs	$33,603	88.4%	$30,342	86.7%
General & administrative costs (2)	2,246	5.8%	1,571	4.4%
Litigation Contingencies	(332)	(0.9%)	0	0.0%
Advertising costs	1,355	3.5%	1,392	3.9%
Asset impairment costs	9	0.0%	70	0.2%
Gain on restaurant asset sale	(21)	(0.0%)	(37)	(0.1%)
Income from operations	$1,611	4.2%	$2,305	6.5%

(1) Restaurant operating costs are expressed as a percentage of restaurant sales.

(2) Includes direct and allocated corporate general and administrative costs.

Bad Daddy’s Restaurants

We currently operate thirty-nine company-owned Bad Daddy’s restaurants. We also license one restaurant in North Carolina.

Good Times Burgers & Frozen Custard Restaurants

We currently operate twenty-seven company-owned and joint-venture Good Times restaurants all in the state of Colorado. In addition, we have three Good Times franchise restaurants, one operating in Colorado and two in Wyoming.

Impact of Inflation at Both Concepts

Commodity prices have been more stable during fiscal 2024, though beef and bacon are at or are near record highs and have exhibited extreme volatility.

In addition to food and supplies cost inflation, we have experienced the need to meaningfully increase wages to attract restaurant employees. While we are hopeful that wage rate inflation moderates as overall inflation, as evidenced by the Consumer Price Index (CPI-U), has moderated the persistent shortage of qualified workers, and in Colorado inflation-indexed statutory wage rate increases continue to place upward pressure on wages.

We have historically used menu price increases to manage profitability in times of inflation, however the current unusually high rate of wage inflation, exceeds what we believe we can reasonably pass through to our customers without negatively affecting frequency and trial by our customers, and we are not able to predict the impact of beef price inflation or our ability to offset the potential increase in cost of beef with menu price increases.

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

Results of Operations for Fiscal 2024 Compared to Fiscal 2023

Net Revenues: Net revenues for fiscal 2024 increased $4,155,000 (3.0%) to $142,315,000 from $138,160,000 for fiscal 2023. Bad Daddy’s concept revenues increased $1,327,000 while our Good Times concept revenues increased $2,828,000.

Bad Daddy’s restaurant sales increased $1,298,000 to $103,539,000 in fiscal 2024 from $102,241,000 in fiscal 2023. This increase is a result of the fourth quarter 2023 Madison, Alabama restaurant opening, the prior year remodel temporary closure of the Greenville, South Carolina restaurant, and menu price increases partially offset by the prior year closure of the Cherry Creek restaurant and reduced customer traffic, concentrated in certain restaurants. Bad Daddy’s same store restaurant sales, also referred to as comparable sales, decreased 1.2% during fiscal 2024 compared to fiscal 2023. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. This decrease is primarily driven by general weakness in the casual dining restaurant segment as indicated by sequentially lower same store sales as measured by Black Box Intelligence, weaker traffic specific to Bad Daddy’s in certain restaurants, partially offset by menu price increases. The average menu price increase was approximately 4.6% in 2024 over 2023. There were thirty-eight restaurants included in the same store sales base at the end of the fiscal year. Additionally, net revenues for fiscal 2024 were increased by $29,000 in license fees compared to the prior fiscal year.

Additional sales data related to Bad Daddy’s company-owned restaurants:

	Fiscal Year
	2024	2023
Total operating store weeks	2,074.5	2,042.5
Average sales per week	$49,900	$50,100
Annualized net sales per square foot (1)	$677	$694

(1) Based on comparable stores for the full fiscal year.

Good Times restaurant sales increased $3,028,000 to $38,016,000 in fiscal 2024 from $34,988,000 in fiscal 2023. This increase is primarily due to the acquisition, by the Company during fourth quarter 2023, of two Good Times restaurants previously owned by franchisees, the current fiscal year acquisition of a Good Times restaurant previously owned by a franchisee, increased customer traffic, and menu price increases. Same store restaurant sales increased 2.9% during fiscal 2024 compared to fiscal 2023. This increase is primarily due to menu price increases and increased customer traffic. The average menu price increase in fiscal 2024 over fiscal 2023 was approximately 4.0%. Additionally, revenues for fiscal 2024 decreased by $200,000 in lower franchise revenues compared to fiscal 2023. Fiscal 2024 and fiscal 2023 for Good Times include franchise advertising contributions of $179,000 and $261,000, respectively.

Average Good Times restaurant sales for company-owned and joint venture restaurants open the entire 2024 and 2023 fiscal years were as follows:

	Fiscal Year
	2024	2023
Average annual unit volume	$1,538,000	$1,506,000

During fiscal 2024, company-operated Good Times restaurants’ sales for restaurants that had been open a full eighteen months ranged from a low of $1,037,762 to a high of $2,545,795.

Food and Packaging Costs: For fiscal 2024, food and packaging costs increased $794,000 to $43,704,000 (30.9% of restaurant sales) compared to $42,910,000 (31.3% of restaurant sales) in fiscal 2023.

Bad Daddy’s food and packaging costs were $32,155,000 (31.1% of restaurant sales) in fiscal 2024, up from $31,972,000 (31.3% of restaurant sales) in fiscal 2023. This increase is primarily attributable to the fourth quarter 2023 Madison, Alabama restaurant opening, and the prior year closure of the Cherry Creek restaurant partially offset by lower average unit volumes. The decrease, as a percent of sales, is attributable to the impact of a 4.6% average annual increase in menu pricing.

Good Times food and packaging costs were $11,549,000 (30.4% of restaurant sales) in fiscal 2024, up from $10,938,000 (31.3% of restaurant sales) in fiscal 2023. This increase is primarily attributable to the acquisition, by the Company during fiscal 2023, of two Good Times restaurants previously owned by franchisees and the current fiscal year acquisition of a Good Times restaurant previously owned by a franchisee. The decrease, as a percent of sales, is primarily attributable to the impact of a 4.0% average annual increase in menu pricing.

Payroll and Other Employee Benefit Costs: For fiscal 2024, payroll and other employee benefit costs increased $1,140,000 to $48,689,000 (34.4% of restaurant sales) compared to $47,549,000 (34.6% of restaurant sales) in fiscal 2023.

Bad Daddy’s payroll and other employee benefit costs were $35,831,000 (34.6% of restaurant sales) for fiscal 2024, down from $35,892,000 (35.1% of restaurant sales) in fiscal 2023. The $61,000 decrease is primarily attributable to incentive compensation plan revisions, the prior fiscal year closure of one Denver, Colorado restaurant mostly offset by increases due to the fourth quarter 2023 Madison, Alabama restaurant opening, and the prior year remodel temporary closure of the Greenville, South Carolina restaurant. As a percent of sales, payroll and employee benefits costs decreased by 0.5% primarily attributable to incentive compensation plan revisions and a 4.6% increase in menu pricing.

Good Times payroll and other employee benefit costs were $12,858,000 (33.8% of restaurant sales) in fiscal 2024, up from $11,657,000 (33.3% of restaurant sales) in fiscal 2023. The $1,201,000 increase is attributable to labor associated with three additional company-owned restaurants, an increase in operating hours caused by later closing times in nearly every restaurant, and higher average wage rates resulting from market forces and the CPI-indexed minimum wage in Denver and the state of Colorado, partially offset by increased labor productivity. As a percent of sales, payroll and employee benefits costs increased by 0.5% in fiscal 2024 compared to fiscal 2023. This increase was primarily attributable to increased wage rates, partially offset by menu price increases and increased labor productivity.

Occupancy Costs: Occupancy costs include rent, real and personal property taxes, common area maintenance expenses, licenses and insurance expense. For fiscal 2024, occupancy costs increased $480,000 from $9,607,000 (7.0% of restaurant sales) in fiscal 2023 to $10,087,000 (7.1% of restaurant sales).

Bad Daddy’s occupancy costs were $6,676,000 (6.4% of restaurant sales) for fiscal 2024, up from $6,642,000 (6.5% of restaurant sales) in fiscal 2023.

Good Times occupancy costs were $3,411,000 (9.0% of restaurant sales) in fiscal 2024, up from $2,965,000 (8.5% of restaurant sales) in fiscal 2023. The increase was primarily attributable to the costs incurred for three additional company-owned restaurants as well as real property tax increases resulting from increased property valuations.

Other Operating Costs: For fiscal 2024, other operating costs increased $1,275,000 to $20,288,000 (14.3% of restaurant sales) up from $19,013,000 (13.9% of restaurant sales) in fiscal 2023.

Bad Daddy’s other operating costs were $15,296,000 (14.8% of restaurant sales) for fiscal 2024, up from $14,834,000 (14.5% of restaurant sales) in fiscal 2023. The $462,000 increase is attributable to the fourth quarter 2023 Madison, Alabama restaurant opening, and the prior year remodel temporary closure of the Greenville, South Carolina restaurant, increased repair and maintenance and other employee-related expenses, partially offset by reduced restaurant supply costs.

Good Times other operating costs were $4,992,000 (13.1% of restaurant sales) in fiscal 2024, up from $4,179,000 (11.9% of restaurant sales) in fiscal 2023. The increase was primarily attributable to costs associated with three additional company-owned restaurants, as well as increased repair and maintenance, credit card and customer delivery fees and higher utility expenses.

New Store Preopening Costs: For fiscal 2024, we had no preopening costs compared to $484,000 in fiscal 2023.

Depreciation and Amortization Costs: Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and leasehold interests. For fiscal 2024, depreciation and amortization costs increased $92,000 to $3,755,000 compared to $3,663,000 in fiscal 2023. The increases are due to additional company-owned restaurants, newly deployed assets including signs, menu boards, and restaurant remodels, partially offset by the prior year impairment of assets for two restaurants.

Bad Daddy’s depreciation costs decreased $98,000 from $3,060,000 in fiscal 2023 to $2,962,000 in fiscal 2024.

Good Times depreciation costs increased $190,000 from $603,000 in fiscal 2023 to $793,000 in fiscal 2024.

General and Administrative Costs: General and administrative costs include all corporate and administrative functions. Components of this category include accounting and administrative costs, regional and franchise support salaries and benefits; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses. For fiscal 2024, general and administrative costs increased $1,351,000 from $9,165,000 (6.6% of total revenue) in fiscal 2023 to $10,516,000 (7.4% of total revenue) in fiscal 2024.

The $1,351,000 increase in general and administrative expenses in fiscal 2024 is primarily attributable to:

●	Increase in home office payroll and benefits costs of $545,000 associated with additional HR and training roles, and additional staffing related to insourcing of accounting, and the vacancy in the prior year of the finance department leader position

●	Increase in costs associated with multi-unit supervisory roles of $506,000
●	Increase in routine course legal costs of $272,000
●	Decrease in recruiting and training related costs of $126,000
●	Net increases in all other expenses of $154,000

Advertising Costs: For fiscal 2024, advertising costs increased $270,000 from $3,258,000 (2.4% of total revenues) in fiscal 2023 to $3,528,000 (2.5% of total revenues) in fiscal 2024.

Bad Daddy’s advertising costs increased $307,000 from $1,866,000 (1.8% of total revenues) in fiscal 2023 to $2,173,000 (2.1% of total revenues) in fiscal 2024. The increase is primarily due to increases in third party gift card commissions and printing costs, partially offset by decreases in local store marketing and media services. Bad Daddy’s advertising costs consist primarily of menu development, printing costs, local store marketing and social media. All restaurants contribute to an advertising materials fund based on a percentage of restaurant sales.

We anticipate that Bad Daddy’s advertising costs as a percentage of net revenues will decrease to between 1.5% and 2.0% in fiscal 2025.

Good Times advertising costs decreased $37,000 from to $1,392,000 (3.9% of total revenues) in fiscal 2023 to $1,355,000 (3.5% of total revenues) in fiscal 2024. The decrease is primarily due to a reduction in TV media and an increase in product rebates, partially offset by increased market research. Good Times advertising costs consist primarily of contributions made to the advertising materials fund and a regional advertising cooperative based on a percentage of restaurant sales which are used to provide radio advertising, social media, on-site and point-of-purchase materials. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

We anticipate that in fiscal 2025 Good Times advertising costs as a percentage of net revenues will decrease to between 2.5% and 3.0%.

Loss (Gain) on Restaurant Asset Disposals: For fiscal 2024, the loss on restaurant asset disposals was $2,000 compared to a gain of $41,000 in fiscal 2023. The net loss in fiscal 2024 is primarily due to restaurant fixed asset retirements, mostly offset by a deferred gain on previous sale lease-back transactions related to two Good Times restaurants. The gain in fiscal 2023 is primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants.

Long-lived Asset Impairment Charges: For fiscal 2024, the asset impairment charge was $698,000 compared to $1,589,000 in fiscal 2023. We review long-lived assets and intangibles subject to amortization for impairment when there are factors that indicate the carrying value of such assets may not be recoverable. The current year impairment costs are primarily attributable to the impairment of the lease right-of-use assets of two Bad Daddy’s locations. During fiscal 2023 we recorded non-cash charges of $1,519,000 and $70,000 related to four Bad Daddy’s locations and two Good Times locations, respectively.

Litigation Contingencies: There was $332,000 of income related to the adjustment of the Company’s litigation contingency reserve during fiscal 2024. This adjustment is due to the reversal of our previous contingency reserve of $332,000. The Company did not record any changes in litigation contingencies in fiscal 2023.

Income from Operations: Income from operations was $1,380,000 in fiscal 2024 compared to income from operations of $963,000 in fiscal 2023. The change from fiscal 2023 to fiscal 2024 was primarily attributable to matters discussed in the relevant sections above.

Interest Expense: Interest expense was $125,000 during fiscal 2024, compared with $78,000 during fiscal 2023.

Provision for Income Taxes: There was a $624,000 benefit from income taxes for fiscal 2024, primarily driven by changes in the projections of full-year net income and available tax credits. There was a $10,787,000 benefit for fiscal 2023. The most significant driver of the prior year benefit was the release of the valuation allowance previously assessed on the deferred tax assets. See Note 7 to the Consolidated Financial Statements included in this report for further information.

Net Income: Net income for fiscal 2024 was $1,879,000 compared to net income of $11,672,000 in fiscal 2023. The change from fiscal 2023 to fiscal 2024 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests: The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For fiscal 2024, the income attributable to non-controlling interests was $266,000 compared to $586,000 for fiscal 2023.

Of the fiscal 2024 income attributable to non-controlling interests, none is attributable to Bad Daddy’s joint-venture restaurants, compared to $219,000 in the same prior year period. This reduction is due to the acquisition by the Company of the interests in the limited liability companies held by non-controlling parties during the second fiscal quarter of 2023.

The full $266,000 of the current fiscal year’s income is attributable to the Good Times joint-venture restaurants, compared to $367,000 in the same prior year period. This $101,000 decrease is primarily due to the temporary closure for remodel of one joint-venture restaurant during the third fiscal quarter of 2024, as well decreased profitability during the fiscal year of the six restaurants involved in the partnership.

Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA, adjusted for non-cash stock-based compensation expense, preopening expense, non-recurring acquisition costs, non-cash disposal of assets and non-cash asset impairment charges. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplementary measure. You should review the reconciliation of net income to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2024	2023
Net income, as reported	$1,613	$11,086
Depreciation and amortization	3,757	3,617
Provision for income taxes	(624)	(10,787)
Interest expense, net	125	78
EBITDA	4,871	3,994
Preopening expense (1)	-	484
Non-cash stock-based compensation (2)	134	131
Gain on disposal of assets (3)	(8)	(41)
Litigation Contingencies	(332)	-
Asset impairment charges (4)	698	1,589
Adjusted EBITDA	$5,363	$6,157

(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 8 to the Consolidated Financial Statements.
(3)	Primarily related to deferred gains on previous sale-leaseback transactions on two Good Times restaurants.
(4)	Represents costs recognized in connection with the asset impairment charges as described in Note 1 to the Consolidated Financial Statements.

Depreciation and amortization and gain on disposal of assets have been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital: As of September 24, 2024, we had a working capital deficit of $9,130,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days. Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current- and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2025. As of September 24, 2024, the Company had approximately $268,000 in outstanding commitments related to the remodel of one Good Times restaurant. We anticipate any commitments in fiscal 2025 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

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

As of September 24, 2024, the interest rate applicable to borrowings under the Cadence Credit Facility was 8.41%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of September 24, 2024, the unamortized balance of these fees was $95,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of September 24, 2024, there were $500,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 24, 2024, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $7,490,000 of committed funds available.

Parker Promissory Note:

Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of September 24, 2024, the outstanding principal balance on the Parker Promissory Note was $373,000. Annual principal maturities over the next five years are approximately $35,000 each year.

Total interest expense on notes payable was $108,000 and $31,000 for fiscal 2024 and 2023, respectively.

Cash Flows

	Fiscal Year Ended
	September 24, 2024	September 26, 2023
Net cash provided by operating activities	$5,130	$7,965
Net cash used in investing activities	(3,662)	(10,443)
Net cash used in financing activities	(1,797)	(2,246)
Net change in cash and cash equivalents	$(329)	$(4,724)

Operating Cash Flows. Net cash from operating activities decreased by $2,835,000, primarily due to decreased net income, income tax provision and long-lived asset impairments as well as increased cash usage for accounts payable and lease liabilities, offset by decreased cash usage for accrued liabilities, other assets and deferred income, as presented on the Consolidated Statements of Cash Flows.

Investing Cash Flows. Net cash used in investing activities for the fiscal year ended September 24, 2024 and September 26, 2023 were $3,662,000 and $10,443,000, respectively, which primarily reflect the purchases of property and equipment in each period as well as the acquisition of a restaurant from a franchisee in the current year period, and the net purchase of all non-controlling interests in our Bad Daddy’s locations in the prior year period.

Financing Cash Flows. Net cash used in financing activities for the fiscal year ended September 24, 2024, was $1,797,000, which includes proceeds from long-term debt of $1,380,000, including the making of the Parker Promissory Note, payments of long-term debt of $1,258,000, net contributions from non-controlling interests of $28,000, and $1,947,000 in payments for the purchase of treasury stock.

Net cash used in financing activities for the fiscal year ended September 26, 2023 was $2,246,000, which includes proceeds from long-term debt of $750,000, stock option exercises of $5,000 and net distributions to non-controlling interests of $635,000, $92,000 in restricted stock unit vesting paid in cash, and $2,274,000 in payments for the repurchase of common stock.

Contingencies and Off-Balance Sheet Arrangements

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. The following is a description of what we consider to be our most significant accounting policies and estimates.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable. During the fiscal year ended September 24, 2024, the Company incurred $54,000 of contingent rent.

Some of the leases provide for base rent, plus additional rent based on gross sales, as defined in each lease agreement. The Company is also generally obligated to pay certain real estate taxes, insurance and common area maintenance charges, and various other expenses related to properties, which are expensed as incurred.

Income Taxes: We account for income taxes under the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. We continually review the realizability of our deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. We assessed whether a valuation allowance should be recorded against our deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative income. Future sources of taxable income were also considered in determining the necessity of a valuation allowance. Based on our review of this evidence, we determined that no valuation allowance against our deferred tax assets was necessary. If future earnings decrease or the liklihood of deferred tax asset utilization decreases, it is possible that a valuation allowance would be appropriate.

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company’s tax years corresponding to the Company’s fiscal years 2021 through 2023 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 24, 2024.

Impairment of Long-Lived Assets: Long-lived assets, including land, property, equipment, right of use assets and amortizable intangible assets are valued at cost, less accumulated depreciation, and the net book value of those assets are reviewed quarterly for indicators of impairment. We assess recovery of assets at the individual restaurant level and typically include an analysis of historical cash flows, operating history, competitive changes in the trade area, future operating plans, and cash flow projections in assessing whether there are indicators of impairment. Our impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are based upon a significant degree of management’s judgment, including judgment surrounding the Company’s ability to improve the operating performance of its restaurants.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 24, 2024. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on this assessment, our management concluded that, as of September 24, 2024, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 24, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fourth quarter of the fiscal year, the Company implemented new accounting software and internalized certain general accounting functions that were previously outsourced to a third party accounting services provider. During this transition the control activities, whether previously performed by management or by employees of the service provider, were retained and are now performed entirely by Company personnel.

ITEM 9B.	OTHER INFORMATION

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Insider Trading Arrangements and Policies.

During the quarter ended September 24, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive proxy statement for our 2025 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

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

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description
2.1	Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
2.2	Membership Interest Purchase Agreement, dated January 25, 2023 by and among Bad Daddy’s International, LLC and Thompson Family Associates, RFM Ventures, LLC, Richard Miller, Vicki T. Ponce, Covington DeRamus, ACR Capital Ventures, LLC, Bill Duke, Jim Verney and Jim Abbott (previously filed as Exhibit 10.1 to the Registrant Current Report on Form 8-K filed on January 30, 2023 and incorporated herein by reference)

3.1(P)	Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)
3.2(P)	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)
3.3	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
3.4	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)
3.5	Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)
3.6	Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)
3.7	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)
3.8	Amended and Restated Bylaws of Good Times Restaurants Inc. dated April 20, 2023 (previously filed as Exhibit 3.1 on Form 8-K filed April 26, 2023 (File No. 000-18590) and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
4.2*	Description of Securities
10.1+	Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.2+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.3+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Annex B to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.4+	Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.5+	Amendment to the Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed December 18, 2020 (File No. 000-18590) and incorporated herein by reference)
10.6+	Second Amendment to the Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed on December 16, 2021 (File No. 000-18590) and incorporated herein by reference
10.7	Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)
10.8	Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)
10.9	Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

10.10+	Second Amended and Restated Employment Agreement, dated December 24, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2020 (File No. 000-18590) and incorporated herein by reference)
10.11+	First Amendment to Second Amended and Restated Employment Agreement, dated September 28, 2022, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2022 (File No. 000-18590) and incorporated herein by reference)
10.12	Cadence Bank Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.13	Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed September 13, 2016 (File No. 000-18590) and incorporated herein by reference)
10.14	Cadence Bank First Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 12, 2017 (File No. 000-18590) and incorporated herein by reference)
10.15	Cadence Bank Second Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 2, 2018 (File No. 000-18590) and incorporated herein by reference)
10.16	Cadence Bank Third Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 10-Q filed May 10, 2019 (File No. 000-18590) and incorporated herein by reference)
10.17	Cadence Bank Fourth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 13, 2019 (File No. 000-18590) and incorporated herein by reference)
10.18	Cadence Bank Fifth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 14, 2021 (File No. 000-18590) and incorporated herein by reference)
10.19	Cadence Bank Sixth Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 16, 2021 (File No. 000-18590) and incorporated herein by reference)
10.20	Cadence Bank Seventh Amendment to Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 3, 2022 (File No. 000-18590) and incorporated herein by reference)
10.21	Cadence Bank Eighth Amendment to Credit Agreement and Waiver, dated January 24, 2023 by and among Good Times Restaurants Inc., each of its wholly-owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.2 to the Registrant Current Report on Form 8-K filed on January 30, 2023 and incorporated herein by reference)
10.22	Cadence Bank Amended and Restated Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 26, 2023 (Filed No. 000-18590) and incorporated herein by reference)
10.23	Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 26, 2023 (File No. 000-18590) and incorporated herein by reference)
10.24	First Amendment to Credit Agreement dated May 22, 2024, by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 29, 2024)
10.25	Second Amendment to Credit Agreement dated May 30, 2024, by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 5, 2024)
10.26	Consent and Forbearance Agreement, dated as of April 14, 2020 but effective March 31, 2020 by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 20, 2020 (File No. 000-18590) and incorporated herein by reference)
10.27	Promissory Note, dated as of May 7, 2020, by Bad Daddy’s International, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)

10.28	Promissory Note, dated as of May 7, 2020, by Good Times Drive-Thru Inc.in favor of Cadence Bank, NA (previously filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.29	Promissory Note, dated as of May 7, 2020, by BD of Colorado, LLC. in favor of Cadence Bank, NA (previously filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed May 12, 2020 (File No. 000-18590) and incorporated herein by reference)
10.30	Agreement, dated March 12, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2018 (File No. 000-18590) and incorporated herein by reference)
10.31	Amendment to Agreement, dated April 13, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
19.1*	Good Times Restaurants, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
97.1*	Good Times Restaurants Inc. Clawback Policy as adopted on November 9, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*       Filed herewith

+       Indicates management compensatory plan, contract, or arrangement.

(P) Paper exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
December 12, 2024
Ryan M. Zink Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan M. Zink
Ryan M. Zink, President, Chief Executive Officer and Director (Principal Executive Officer) December 12, 2024

/s/ Keri A. August
Keri A. August, Senior Vice President of Finance and Accounting (Principal Financial Officer and Principal Accounting Officer) December 12, 2024

/s/ Charles Jobson
Charles Jobson, Director December 12, 2024

/s/ Jason S. Maceda
Jason S. Maceda, Director December 12, 2024

/s/ Sophia Rivka Rossi
Sophia Rivka Rossi, Director December 12, 2024
/s/ Jennifer C. Stetson
Jennifer C. Stetson, Director December 12, 2024

ITEM 15	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Good Times Restaurants Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and Subsidiaries (the Company) as of September 24, 2024 and September 26, 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 24, 2024 and September 26, 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

December 12, 2024

We have served as the Company’s auditor since 2017.

Good Times Restaurants Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 24, 2024	September 26, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,853	$4,182
Inventories	1,419	1,407
Receivables	890	769
Prepaid expenses and other	395	163
Total current assets	6,557	6,521

PROPERTY AND EQUIPMENT:
Land and land improvements	1,113	1,050
Buildings	4,990	4,672
Leasehold improvements	39,610	38,191
Fixtures and equipment	34,814	33,040
Total property and equipment, at cost	80,527	76,953
Less accumulated depreciation and amortization	(57,730)	(53,917)
Total net property and equipment	22,797	23,036

OTHER ASSETS:
Operating lease right-of-use assets, net	35,671	40,007
Deferred tax assets, net	12,207	11,583
Deposits and other assets	242	277
Trademarks	3,900	3,900
Other intangibles, net	31	51
Goodwill	5,713	5,713
Total other assets	57,764	61,531
TOTAL ASSETS:	$87,118	$91,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$30	$-
Accounts payable	3,059	2,585
Deferred income	131	67
Operating lease liabilities, current	6,161	5,787
Other accrued liabilities	6,306	6,451
Total current liabilities	15,687	14,890

LONG-TERM LIABILITIES:
Maturities of long-term debt, net of current portion	842	750
Operating lease liabilities, net of current portion	37,396	42,332
Deferred and other liabilities	105	122
Total long-term liabilities	38,343	43,204

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, zero shares issued and outstanding as of September 24, 2024 and September 26, 2023, respectively	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,977,433 issued; 10,712,367 and 11,446,587 shares outstanding as of September 24, 2024 and September 26, 2023, respectively	13	13
Capital contributed in excess of par value	56,835	56,701
Treasury stock, at cost; 2,265,066 and 1,530,846 shares as of September 24, 2024 and September 26, 2023, respectively	(6,855)	(4,908)
Accumulated deficit	(17,622)	(19,235)
Total Good Times Restaurants Inc. shareholders' equity	32,371	32,571
Non-controlling interests	717	423
Total shareholders’ equity	33,088	32,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,118	$91,088

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal Year
	2024	2023
	(52 Weeks)	(52 Weeks)
NET REVENUES:
Restaurant sales	$141,555	$137,229
Franchise revenues	760	931
Total net revenues	142,315	138,160
RESTAURANT OPERATING COSTS:
Food and packaging costs	43,704	42,910
Payroll and other employee benefit costs	48,689	47,549
Restaurant occupancy costs	10,087	9,607
Other restaurant operating costs	20,288	19,013
Preopening costs	-	484
Depreciation and amortization	3,755	3,663
Total restaurant operating costs	126,523	123,226

General and administrative costs	10,516	9,165
Advertising costs	3,528	3,258
Impairment of long-lived assets	698	1,589
Loss (gain) on restaurant and equipment asset sales	2	(41)
Litigation Contingencies	(332)	-

INCOME FROM OPERATIONS	1,380	963

OTHER INCOME (EXPENSES):
Interest expense	(125)	(78)

NET INCOME BEFORE INCOME TAXES	1,255	885

Provision for income taxes	624	10,787

NET INCOME	1,879	11,672

Income attributable to non-controlling interests	(266)	(586)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,613	$11,086

NET INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$.15	$.94
Diluted	$.14	$.94

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	11,047,152	11,772,778
Diluted	11,147,563	11,827,752

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Period from September 27, 2022 thru September 24, 2024
(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock		Capital Contributed	Non- Controlling
	Shares	Amount	Outstanding Shares	Par Value	in Excess of Par Value	Interest In Partnerships	Accumulated Deficit	Total
BALANCES, September 27, 2022	692,798	$(2,634)	12,274,351	$13	$59,427	$1,303	$(30,321)	$27,788

Stock-based compensation cost	-	-	-	-	131	-	-	131
Shares issued through common stock grants and RSU vesting	-	-	8,284	-	(92)	-	-	(92)
Stock option exercise	-	-	2,000	-	5	-	-	5
Treasury shares purchased	838,048	(2,274)	(838,048)	-	-	-	-	(2,274)
Income attributable to non-controlling interests	-	-	-	-	-	586	-	586
Distributions to unrelated limited partners	-	-	-	-	-	(648)	-	(648)
Contributions from unrelated limited partners	-	-	-	-	-	13	-	13
Purchase of non-controlling interests	-	-	-	-	(2,770)	(831)	-	(3,601)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	11,086	11,086

BALANCES, September 26, 2023	1,530,846	$(4,908)	11,446,587	$13	$56,701	$423	$(19,235)	$32,994

Stock-based compensation cost	-	-	-	-	134	-	-	134
Treasury shares purchased	734,220	(1,947)	(734,220)	-	-	-	-	(1,947)
Income attributable to non-controlling interests	-	-	-	-	-	266	-	266
Distributions to unrelated limited partners	-	-	-	-	-	(172)	-	(172)
Contributions from unrelated limited partners	-	-	-	-	-	200	-	200
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	1,613	1,613

BALANCES, September 24, 2024	2,265,066	$(6,855)	10,712,367	$13	$56,835	$717	$(17,622)	$33,088

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2024	2023
	(52 Weeks)	(52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,879	$11,672

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,849	3,752
Net change in ROU assets and operating lease liabilities	(856)	366
Recognition of deferred gain on sale of restaurant building	(38)	(37)
Loss (gain) on asset disposals	29	(4)
Impairment of long-lived assets	698	1,589
Stock based compensation expense	134	131
Provision for income taxes	(624)	(10,790)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and prepaids	(355)	(111)
Inventories	-	(5)
Deposits and other assets	35	(111)
(Decrease) increase in:
Accounts payable	449	1,866
Deferred liabilities	89	19
Accrued and other liabilities	(159)	(372)
Net cash provided by operating activities	5,130	7,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(3,142)	(4,771)
Acquisition of restaurants from franchisees, net of cash acquired	(534)	(1,326)
Payments for the purchase of non-controlling interests	-	(4,394)
Proceeds from sale of fixed assets	14	48
Net cash used in investing activities	(3,662)	(10,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	1,380	750
Payments on long-term debt	(1,258)	-
Payment for the purchase of treasury stock	(1,947)	(2,274)
Payment for restricted stock vesting settled in cash	-	(92)
Proceeds from stock option exercises	-	5
Contributions from non-controlling interests	200	13
Distributions to non-controlling interests	(172)	(648)
Net cash used in financing activities	(1,797)	(2,246)

DECREASE IN CASH AND CASH EQUIVALENTS	(329)	(4,724)
CASH AND CASH EQUIVALENTS, beginning of year	4,182	8,906
CASH AND CASH EQUIVALENTS, end of year	$3,853	$4,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$97	$31
Change in accounts payable attributable to the purchase of property and equipment	$(25)	$91

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Notes to Consolidated Financial statements
(Tabular dollar amounts in thousands, except share and per share data)

1.	Organization and Summary of Significant Accounting Policies

Organization – Good Times Restaurants Inc. (Good Times or the Company) is a Nevada corporation. The Company primarily operates through its wholly owned subsidiaries Good Times Drive Thru, Inc. (“Drive Thru”), BD of Colorado, LLC (“BDCO”), and Bad Daddy’s International, LLC (“BDI”).

BDCO was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI was acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, activities in these entities compose our Bad Daddy’s operating segment, which as of September 24, 2024, operates thirty-nine company-owned, and one licensee full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in the Southeast region of the United States and the state of Colorado and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and owns, operates, and franchises drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard. As of September 24, 2024, the Company operates nineteen Company-owned restaurants and six restaurants in a partnership in which the Company is the controlling partner. All nineteen Company-operated restaurants are located in Colorado. In addition, as of September 24, 2024, Drive Thru is the franchisor of five franchisee-owned restaurants, with three operating in Colorado and two in Wyoming.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets Generally Accepted Accounting Principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprises 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal year 2024 began September 27, 2023 and ended September 24, 2024. Fiscal 2023 began September 28, 2022 and ended September 26, 2023.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its wholly-owned subsidiaries, one limited partnership in which the Company exercises control through Drive Thru, the partnership’s general partner, and five limited liability companies, in which the Company is the sole owner following the purchase of the membership interests in January 2023. The Company owns an approximate 50% interest in the Drive Thru limited partnership, is the sole general partner, and receives a management fee prior to any distributions to the limited partner. Because the Company owns an approximate 50% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s consolidated financial statements. The Company owns 100% interest in five Bad Daddy’s limited liability companies following the January 2023 purchase of the membership interests in the previously joint-venture restaurants. Prior to the purchase, the Company owned between 23% and 75% interest in the limited liability companies, was the managing member of each, and received royalty and management fees prior to any distributions to the other members. Because the Company exercised complete management control over all decisions for the five companies, except for certain veto rights, the financial statements of the limited liability companies were and are consolidated into the Company’s financial statements. The equity interests of the unrelated limited partner and former members are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as non-controlling interests and are adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions to the limited partners and members for the period. The limited partners’ or members’ share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. Additionally, any changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that would result in deconsolidation of a subsidiary would be recorded as a gain or loss based on the fair value on the deconsolidation date. All inter-company accounts and transactions are eliminated in consolidation.

Advertising Costs – We use Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. As such the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. Contributions to the Advertising Funds from our franchisees were $179,000 and $261,000 for the fiscal years ended September 24, 2024 and September 26, 2023, respectively.

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

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees, due in the normal course of business, generally requiring payment within thirty days of the invoice date. Additionally, accounts receivable include payments due from third-party delivery aggregators, and certain rebates from our key food and beverage vendors. Accounts receivables also include payments due from property landlords related to tenant improvement allowances, of which none were owed in the fiscal year ended September 24, 2024 and $272,000 were owed in the fiscal year ended September 26, 2023. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. There were no allowances for unrecoverable accounts receivable at September 24, 2024 and September 26, 2023.

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

Trademarks – Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. No trademark impairment charges were recognized during the fiscal years ended September 24, 2024 and September 26, 2023.

Reacquired franchise rights – Reacquired franchise rights represent the value of franchise rights purchased from prior franchisees. Franchise rights are amortized over the life of the franchise agreement acquired. We evaluate the value of reacquired franchise rights annually and on an interim basis as events and circumstances warrant by comparing the fair value of the franchise rights with their carrying amount. No impairment charges associated with reacquired franchise rights were recognized during the fiscal years ended September 24, 2024 and September 26, 2023.

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

The following table presents goodwill associated with each reporting unit as of September 24, 2024 and September 26, 2023 (in thousands):

	September 24, 2024	September 26, 2023
Good Times	$96	$96
Bad Daddy’s	5,617	5,617
Total	$5,713	$5,713

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

There were impairments of $698,000 in the fiscal year ended September 24, 2024, related primarily to lease right-of-use assets and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants. During the fiscal year ended September 27, 2023, there were impairments of $1,589,000.

Leases – The Company accounts for leases consistent with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).

The Company assesses whether a contract qualifies as a lease at inception. The Company only held operating leases as of and during the years ended September 24, 2024 and September 26, 2023. The Company’s material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in most cases the Company is not making rent payments.

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

Operating lease expense is recognized on a straight-line basis over the lease term. In certain situations, lease contracts are amended or otherwise changed. Based upon an analysis of those changes, specifically whether additional rights have been conveyed and additional lease payments are required, the Company determines whether the lease warrants remeasurement, or treatment as a separate contract. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable. The Company had four subleases as of September 24, 2024. We disclose details of sublease income and its impact on operating lease expense in Note 6.

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

The Company recognizes revenues in the form of restaurant sales at the time of the sale when payment is made by the customer, as the Company has completed its performance obligation, namely the provision of food and beverage, and the accompanying customer service, during the customer’s visit to the restaurant. The Company sells gift cards to customers and recognizes revenue from the gift card when it is redeemed and the performance obligation is completed, primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and is immaterial to our overall financial statements. Late in fiscal 2023, the Company began operating a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the reward program is immaterial to the Company’s financial statements for the year ended September 24, 2024.

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

The Company is subject to taxation in various jurisdictions within the U.S. The Company’s tax years corresponding to the Company’s fiscal years 2021 through 2023 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 24, 2024.

Net Income Per Common Share – Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock units and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	September 24, 2024	September 26, 2023
Weighted-average shares outstanding basic	11,047,152	11,772,778
Effect of potentially dilutive securities:
Stock options	11,161	9,724
Restricted stock units	89,250	45,250
Weighted-average shares outstanding diluted	11,147,563	11,827,752
Excluded from diluted weighted-average shares outstanding:
Antidilutive	343,216	347,528

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. Receivables consist of the following as of:

	September 24, 2024	September 26, 2023
Vendor rebates and incentives	437	185
Third party delivery partners	280	269
Third party retailers	120	14
Franchise and other	53	29
Lease incentives	-	272
Total	$890	$769

The Company distributes most of its restaurant food and paper through a single distribution company. The Company believes a sufficient number of other distributors exist from which food and paper could be warehoused and distributed to prevent any long-term, adverse consequences.

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

Non-controlling Interests - The equity interests of unrelated limited partners and members are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as non-controlling interests and are adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash distributions or contributions to the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. Additionally, any changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that would result in deconsolidation of a subsidiary would be recorded as a gain or loss based on the fair value on the deconsolidation date. All inter-company accounts and transactions are eliminated.

Our non-controlling interests currently consist of one limited partnership involving six Good Times restaurants in which the Company and non-controlling partner share equal ownership and previously included five limited liability companies involving five Bad Daddy’s restaurants. The Company purchased the non-controlling membership interests in the five limited liability companies owning five Bad Daddy’s restaurants in January 2023.

Recent Accounting Pronouncements – Certain accounting pronouncements with future required implementation dates apply to the Company’s consolidated financial statements. The company has reviewed the following pronouncements:

●	ASU 2023-07–Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures was issued November 2023 and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. It is to be applied retrospectively. The Company expects to retrospectively implement ASU 2023-07 in fiscal year 2025 and does not anticipate that it will have a material effect on the Company’s consolidated financial statements.
●	ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures was issued December 2023 and is effective for fiscal years beginning after December 15, 2024. It is to be applied prospectively. The Company expects to implement ASU 2023-09 prospectively in fiscal year 2026 and does not expect that it will have a material effect on the Company’s consolidated financial statements.
●	ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses was issued November 2024 and is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 17, 2027. It may be applied either prospectively or retrospectively and early implementation is allowed. The Company is assessing the timing and method of implementation of this accounting pronouncement but does not expect that it will have a material effect on the Company’s consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of September 24, 2024 and September 26, 2023 (in thousands):

	September 24, 2024			September 26, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$50	$(31)	$19	$50	$(14)	$36
Reacquired franchise rights	$15	$(3)	$12	$15	$-	$15
	$65	$(34)	$31	$65	$(14)	$51
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$3,965	$(34)	$3,931	$3,965	$(14)	$3,951

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

There were no impairments to intangible assets during the fiscal years ended September 24, 2024 and September 26, 2023. The aggregate amortization expense related to these intangible assets subject to amortization was $20,000 for the fiscal year ended September 24, 2024.

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

As of September 24, 2024 the interest rate applicable to borrowings under the Cadence Credit Facility was 8.41%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of September 24, 2024 the unamortized balance of these fees was $95,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of September 24, 2024, there were $500,000 of borrowings against the facility, all of which is due during the fiscal year ending September 26, 2028, and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 24, 2024, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $7,490,000 of committed funds available.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of September 24, 2024 the outstanding principal balance on the Parker Promissory Note was $372,000. Annual principal maturities over the next five years are approximately $35,000 each year.

Total interest expense on notes payable was $108,000 and $31,000 for fiscal 2024 and 2023, respectively.

4.	Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	September 24, 2024	September 26, 2023
Wages and other employee benefits	$2,681	$2,893
Taxes, other than income tax	1,318	1,275
Gift card liability, net of breakage	1,460	1,108
General expense accrual and other	847	1,175
Total	$6,306	$6,451

5.	Commitments and Contingencies

As of September 24, 2024, the Company had approximately $268,000 in outstanding commitments related to the remodel of a Good Times restaurant. We expect to fulfill our commitments under these agreements in the normal course of business, and as such, no liability has been recorded.

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

The Company was the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019, in Delaware Chancery Court, and the Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On January 25, 2023, the Court rendered judgment dismissing the plaintiffs’ claims in their entirety and denying all of the requested relief.

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023, decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On March 1, 2024, the court of appeals issued a ruling affirming the trial court’s dismissal of the plaintiffs’ claims and reversed the trial court’s previous dismissal of Good Times’ own claim for the plaintiffs’ breach of their covenant not to sue Good Times. The court of appeals ordered that Good Times’ counterclaim be remanded to the trial court for further consideration. Due to this favorable decision, during the quarter ended March 26,2024 we reversed our previous contingency reserve of $332,000.  The plaintiffs petitioned the court of appeals for rehearing on its reversal of the trial court’s dismissal of Good Times’ counterclaim. On June 20, 2024, the court of appeals affirmed its previous reversal of the trial court’s dismissal of Good Times’ counterclaim.  The trial court will now consider the issue of White Winston’s liability to Good Times. The amount of Good Times’ claimed damages (which consists substantially of its prior legal fees) exceeds $3 million.  The trial court ordered the parties to submit briefing on the issue of Good Times’ damages claim. The briefing closed on December 10, 2024, and Good Times expects the trial court to render a decision sometime after. While Good Times plans to vigorously pursue this remaining claim to conclusion, there is no assurance that it will be successful and, even if it is successful, its recovery may be less than such claimed damages amount.

6.	Leases

The Company’s office space and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire at various dates over the next 15 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. For the fiscal year ended September 24, 2024, the Company incurred $54,000 of contingent rent expense. The Company had income of $23,000 related to contingent rent adjustments for the fiscal year ended September 26, 2023.

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

Components of operating lease costs in the consolidated statements of operations for the fiscal years ended September 24, 2024 and September 26, 2023 are as follows (in thousands):

	Classification	Fiscal 2024	Fiscal 2023
Operating lease cost	Occupancy, Other restaurant operating costs, preopening costs and General and administrative expenses, net	$7,450	$7,302
Variable lease cost	Occupancy	54	(23)
Sublease income	Occupancy	(517)	(546)
Total lease expense		$6,987	$6,733

Supplemental cash flow disclosures for the fiscal years ended September 24, 2024 and September 26, 2023 (in thousands):

	Fiscal 2024	Fiscal 2023
Cash paid for operating lease liabilities	$8,072	$7,431

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$242	$443

Weighted average lease term and discount rate are as follows:

	September 24, 2024	September 26, 2023
Weighted average remaining lease term (in years)	7.36	7.94

Weighted average discount rate	5.2%	5.0%

Future minimum rent payments for our operating leases for each of the next five years as of September 24, 2024 are as follows (in thousands):

Fiscal year ending September:	Total
2025	8,280
2026	7,856
2027	7,560
2028	6,800
2029	5,563
Thereafter	16,618
Total minimum lease payments	52,677
Less: imputed interest	(9,120)
Present value of lease liabilities	$43,557

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

7.	Income Taxes

Deferred tax assets (liabilities) are comprised of the following at the period end (in thousands):

	September 24, 2024 Long Term	September 26, 2023 Long Term
Deferred income tax assets (liabilities):
Tax effect of net operating loss carry-forward	$3,426	$3,622
General business credits	7,399	6,262
Deferred revenue	52	29
Intangibles basis differences	547	925
Long-term lease liability	9,443	10,613
Other future benefits	664	668
Deferred tax assets	21,531	22,119
Less valuation allowance	-	-
Deferred tax assets, net of valuation allowance	21,531	22,119
Partnership/joint venture basis differences	(95)	(64)
Property and Equipment basis differences	(1,599)	(1,731)
ROU asset	(7,630)	(8,741)
Deferred tax liabilities	(9,324)	(10,536)
Net deferred tax assets	$12,207	$11,583

The Company has Federal net operating loss carry-forwards available for future periods, as discussed below, of approximately $11,643,000 from 2019, $0 from 2018, and $1,035,000 from 2017 and prior for income tax purposes. The net operating loss carry-forwards from periods prior to 2019 expire between 2029 and 2038. Based on the changes in control, which occurred in 2011, 2013, and 2017, the utilization of the loss carry-forwards incurred for periods prior to 2017 is limited to approximately $163,000 per year. The Company has general business tax credits of $7,399,000 from 2014 through 2024 which expire from 2034 through 2043. As of September 24, 2024, our deferred tax assets were primarily the result of net operating loss and tax credit carry-forwards. No valuation allowance was recorded against our gross deferred tax asset balance as of September 24, 2024 or September 26, 2023. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 24, 2024, management determined that there is sufficient positive evidence, including the recent cumulative pretax income, potential future taxable income from the acquisition of the non-controlling interests in several joint interests in fiscal year 2023, recent performance improvement and tempering of macroeconomic risks, and the utilization of net operating loss carry-forwards on the most recently filed tax return. Based on the review of this evidence, management determined that there is sufficient positive evidence to conclude that it is more likely than not deferred taxes assets are realizable and therefore no valuation allowance is necessary. The total amount of deferred tax benefit recorded to additional paid-in capital as a result of the purchase of the non-controlling interests during the year ended September 26, 2023 was $792,000.

The following table summarizes the components of the provision for income taxes (in thousands):

	Fiscal 2024	Fiscal 2023
Current:
Federal	$-	$-
State	-	4
	-	4
Deferred:
Federal	(632)	(9,925)
State	8	(866)
	(624)	(10,791)
Total income tax benefit	$(624)	$(10,787)

The income tax expense for years ended September 24, 2024 and September 26, 2023 differed from the amounts computed by applying the U.S. Federal statutory tax rate to pre-tax income as follows (in thousands):

	Fiscal 2024	Fiscal 2023
U.S. Federal tax provision at statutory rate	$208	$182
State (tax benefit) income tax, net of federal tax benefit	(2)	344
FICA/WOTC tax credits	(1,126)	(989)
Effect of change in valuation allowance	-	(10,535)
Permanent differences	281	383
Other	15	(172)
Provision for income taxes	$(624)	$(10,787)

8.	Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

The Company has the authority to issue 50,000,000 shares of common stock with a par value of $.001. The company has issued 12,977,433 shares, and as of September 24, 2024 and September 26, 2023 there were 10,712,367 and 11,446,587 shares outstanding, respectively.

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

The Company recorded $134,000 and $131,000 in total stock-based compensation expense during the fiscal years ended September 24, 2024 and September 26, 2023 respectively, that was classified as general and administrative costs.

Stock Options

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the fiscal years ended September 24, 2024 and September 26, 2023. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 24, 2024, the Company granted Mr. Zink 20,000 Incentive Stock Options and Mr. Stack 18,000 Incentive Stock Options, both vesting ratably over a five-year period.

During the fiscal year ended September 26, 2023, the Company granted Mr. Zink 20,000 Incentive Stock Options vesting ratably over a five-year period. In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Incentive and Non-Statutory Stock Options
	Fiscal 2024	Fiscal 2023
Expected term (years)	6.25	7.5
Expected volatility	62.5%	60.0% - 60.2%
Risk-free interest rate	4.68%	3.33% - 4.21%
Expected dividends	-	-

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

The following table summarizes stock option activity for the fiscal years ended September 24, 2024 and September 26, 2023 under all plans:

	Fiscal Year Ended
	September 24, 2024			September 26, 2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding at beginning of year	437,528	$3.95		470,161	$3.97
Options granted	38,000	$2.51		45,000	$2.81
Options exercised	-	$-		(2,000)	$2.31
Forfeited	(4,312)	$2.90		(75,633)	$3.49
Expired	-	-		-	-
Outstanding at end of year	471,216	$3.84	4.04	437,528	$3.95	4.57
Exercisable at end of year	337,216	$3.71	3.28	322,607	$3.65	4.16

As of September 24, 2024 and September 26, 2023, the aggregate intrinsic value of the outstanding and exercisable options was $25,301 and $25,401, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 24, 2024, the total remaining unrecognized compensation cost related to non-vested stock options was $90,000 and is expected to be recognized over a weighted average period of approximately 3.4 years.

There were no stock options exercised during the fiscal year ended September 24, 2024.

There were 2,000 stock options exercised during the fiscal year ended September 26, 2023, with proceeds of approximately $5,000.

Common Stock Grants

During the fiscal years ended September 24, 2024 and September 26, 2023, the Company did not make any grants of common stock.

Restricted Stock Units

Restricted Stock Units award a holder of a grant the right to receive, at the Company’s option, a specified number of shares of common stock or a cash payment equal to the fair market value (determined as of a specified date) of a specified number of shares of common stock, subject to other conditions or restrictions as may be determined by the Company to be applicable to any given grant.

During the fiscal year ended September 24, 2024, the Company granted 44,000 Restricted Stock Units. There were 25,750 restricted stock units granted during the fiscal year ended September 26, 2023.

A summary of the status of non-vested restricted stock units as of September 24, 2024 and September 26, 2023 is presented below.

	Fiscal Year Ended
	September 24, 2024		September 26, 2023
	Shares	Grant Date Fair Value Per Share	Shares	Grant Date Fair Value Per Share
Non-vested shares at beginning of year	45,250	$2.29 to $4.50	73,336	$1.54 to $4.50
Granted	44,000	$2.52 to $2.54	25,750	$2.29
Exercised	-	-	(46,336)	$1.54
Forfeited	-	-	(7,500)	$2.29
Non-vested shares at end of year	89,250	$2.29 to $4.50	45,250	$2.29 to $4.50

As of September 24, 2024, there was $110,000 of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of approximately 1.8 years.

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

The equity interests of the unrelated limited partners and members are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ and members’ share of the net income or loss as well as any cash contributions or distributions to or from the limited partners and members for the period. The limited partners’ and members’ share of the net income or loss in the subsidiary is shown as income or expense attributable to non-controlling interests in the accompanying consolidated statements of operations. All inter-company accounts and transactions are eliminated.

The following table summarizes the activity in non-controlling interests during the year ended September 24, 2024 and September 26, 2023 (in thousands):

	Fiscal Year Ended
	September 24, 2024	September 26, 2023
Balance at beginning of fiscal year	$423	$1,303
Income attributable to non-controlling interests	$266	$586
Purchase of non-controlling interests in Bad Daddy’s limited liability companies	$-	$(831)
Contributions from non-controlling partner/members	$200	$13
Distributions to non-controlling partner/members	$(172)	$(648)
Balance at end of fiscal year	$717	$423

In January 2023, the Company repurchased the membership interests in five limited liability companies related to five Bad Daddy’s restaurants. Our non-controlling interests currently represent a single limited partner in one limited partnership involving six Good Times restaurants, in which the Company owns a 50.0% interest in the partnership and maintains contractual management control.

9.	Retirement Plan

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements. Under the plan, employees are entitled to make contributions on both a pre-tax basis or after-tax basis (Roth Contributions) and the Company makes a Safe Harbor Matching Contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company will also match 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contribution expense in the fiscal years ended September 24, 2024 and September 26, 2023 were $246,000 and $212,000, respectively. Matching contributions are generally made at the same time employee contributions are made.

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Fiscal Year
	2024	2023
Revenues:
Bad Daddy’s	$103,844	$102,517
Good Times	38,471	35,643
Total	$142,315	$138,160
Income (loss) from operations
Bad Daddy’s	$(231)	$(1,342)
Good Times	1,611	2,305
Total	$1,380	$963
Capital Expenditures
Bad Daddy’s	$1,437	$3,179
Good Times	2,264	2,982
Total	$3,701	$6,161

Property & Equipment, net
Bad Daddy’s	$17,418	$18,053
Good Times	5,379	4,983
Total	$22,797	$23,036

Total Assets
Bad Daddy’s	$62,619	$67,720
Good Times	24,499	23,368
Total	$87,118	$91,088

11.	Subsequent Events

On December 12, 2024 the Company the Company announced a $2 million expansion of its existing share repurchase program, which now provides authorization for a total of $7 million dollars of aggregate share repurchases.

