Form 10-Q
period 2024-12-31
Good Times Restaurants Inc.
filed 2025-02-06
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of January 28, 2025, there were 10,640,569 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 31, 2024

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) – December 31, 2024 and September 24, 2024	3

	Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended December 31, 2024 and December 26, 2023	4

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the fiscal year-to-date periods ended December 31, 2024 and December 26, 2023	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended December 31, 2024 and December 26, 2023	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	SIGNATURES	23

	CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 31, 2024	September 24, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,023	$3,853
Inventories	1,380	1,419
Receivables	1,050	890
Prepaid expenses and other	1,122	395
Total current assets	6,575	6,557
PROPERTY AND EQUIPMENT
Land and land improvements	1,113	1,113
Buildings	5,340	4,990
Leasehold improvements	40,032	39,610
Fixtures and equipment	35,792	34,814
Total property and equipment	82,277	80,527
Less accumulated depreciation and amortization	(58,732)	(57,730)
Total net property and equipment	23,545	22,797
OTHER ASSETS
Operating lease right-of-use assets, net	37,149	35,671
Deferred tax assets, net	12,210	12,207
Notes receivable	143	-
Deposits and other assets	233	242
Trademarks	3,900	3,900
Other intangibles, net	78	31
Goodwill	5,713	5,713
Total other assets	59,426	57,764
TOTAL ASSETS	$89,546	$87,118
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$28	$30
Accounts payable	2,620	3,059
Operating lease liabilities, current	6,298	6,161
Other accrued liabilities	6,852	6,437
Total current liabilities	15,798	15,687
LONG-TERM LIABILITIES
Maturities of long-term debt, net of current portion	2,584	842
Operating lease liabilities, net of current portion	37,975	37,396
Deferred and other liabilities	98	105
Total long-term liabilities	40,657	38,343
SHAREHOLDERS’ EQUITY
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and September 24, 2024	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,977,433 issued; 10,653,242 and 10,712,367 shares outstanding as of December 31, 2024 and September 24, 2024, respectively	13	13
Capital contributed in excess of par value	56,870	56,835
Treasury stock, at cost; 2,324,191 and 2,265,066 shares as of December 31, 2024 and September 24, 2024, respectively	(7,019)	(6,855)
Accumulated deficit	(17,458)	(17,622)
Total Good Times Restaurants Inc. shareholders' equity	32,406	32,371
Non-controlling interests	685	717
Total shareholders’ equity	33,091	33,088
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,546	$87,118

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended
	December 31, 2024 (14 Weeks)	December 26, 2023 (13 Weeks)
NET REVENUES
Restaurant sales	$35,965	$32,946
Franchise and other revenues	368	211
Total net revenues	36,333	33,157

RESTAURANT OPERATING COSTS
Food and packaging costs	11,363	10,327
Payroll and other employee benefit costs	12,783	11,624
Restaurant occupancy costs	2,683	2,505
Other restaurant operating costs	5,006	4,728
Preopening costs	8	-
Depreciation and amortization	1,018	927
Total restaurant operating costs	32,861	30,111

General and administrative costs	2,588	2,338
Advertising costs	864	1,092
Gain on restaurant and equipment asset sales	(57)	(10)

INCOME (LOSS) FROM OPERATIONS	77	(374)

OTHER INCOME (EXPENSE)
Interest expense, net	(46)	(32)
Other income	140	-
TOTAL OTHER INCOME (EXPENSE)	94	(32)

NET INCOME (LOSS) INCOME BEFORE INCOME TAXES	$171	$(406)

Provision for income taxes	3	(77)

NET INCOME (LOSS)	174	(483)

Income attributable to non-controlling interests	(10)	(73)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$164	$(556)

NET INCOME (LOSS) PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$.02	$(.05)
Diluted	$.02	$(.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,682,632	11,377,579
Diluted	10,816,596	11,377,579

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
For the fiscal quarters ending December 31, 2024 and December 26, 2023

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 26, 2023	1,530,846	$(4,908)	11,446,587	$13	$56,701	$423	$(19,235)	$32,994

Stock-based compensation cost	-	-	-	-	38	-	-	38
Repurchases of common stock	160,772	(438)	(160,772)	-	-	-	-	(438)
Income attributable to non-controlling interests	-	-	-	-	-	73	-	73
Distributions to unrelated limited partners	-	-	-	-	-	(29)	-	(29)
Net loss attributable to Good Times Restaurants Inc and comprehensive loss	-	-	-	-	-	-	(556)	(556)

BALANCES, December 26, 2023	1,691,618	$(5,346)	11,285,815	$13	$56,739	$467	$(19,791)	$32,082

BALANCES, September 24, 2024	2,265,066	$(6,855)	10,712,367	$13	$56,835	$717	$(17,622)	$33,088

Stock-based compensation cost	-	-	-	-	35	-	-	35
Repurchases of common stock	59,125	(164)	(59,125)					(164)
Income attributable to non-controlling interests	-	-	-	-	-	10	-	10
Distributions to unrelated limited partners	-	-	-	-	-	(42)	-	(42)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	164	164

BALANCES, December 31, 2024	2,324,191	$(7,019)	10,653,242	$13	$56,870	$685	$(17,458)	$33,091

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date
	December 31, 2024 (14 Weeks)	December 26, 2023 (13 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$174	$(483)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,042	948
Net change in ROU assets and operating lease liabilities	(762)	(161)
Recognition of deferred gain on sale of restaurant building	(5)	(10)
Gain on asset disposals	(47)	-
Stock-based compensation expense	35	38
Provision for income taxes	(3)	77
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and prepaids	(894)	(1,107)
Inventories	60	(17)
Deposits and other assets	9	7
Notes receivable	(143)	-
Increase (decrease) in:
Accounts payable	(387)	43
Accrued and other liabilities	403	413
Net cash used in operating activities	(518)	(252)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(1,416)	(448)
Acquisition of restaurants from franchisees, net of cash acquired	(504)	-
Proceeds from the sale of property and equipment	74	-
Net cash used in investing activities	(1,846)	(448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against credit facility	1,750	500
Payments on long-term debt	(10)	-
Repurchases of common stock	(164)	(438)
Distributions to non-controlling interests	(42)	(29)
Net cash provided by financing activities	1,534	33

DECREASE IN CASH AND CASH EQUIVALENTS	(830)	(667)
CASH AND CASH EQUIVALENTS, beginning of period	3,853	4,182
CASH AND CASH EQUIVALENTS, end of period	$3,023	$3,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$59	$21
Change in accounts payable attributable to the purchase of property and equipment	$52	$(14)

See accompanying notes to condensed consolidated financial statements (Unaudited)

GOOD TIMES RESTAURANTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except share and per share data)

Note 1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Good Times Restaurants Inc. (the “Company”) and its wholly owned subsidiaries as well as one partnership in which the Company is the general partner. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company owns a 50% interest in a limited partnership which owns six Good Times restaurants, is the sole general partner, and receives a management fee from the partnership. Because the Company exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the fiscal quarters ended December 31, 2024 and December 26, 2023. Operating results for the fiscal quarter ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. The condensed consolidated balance sheet as of December 31, 2024 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 24, 2024.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal 2025 contains 53 weeks and the quarter ended December 31, 2024 consisted of 14 weeks; fiscal 2024 contains 52 weeks and the quarter ended December 26, 2023 consisted of 13 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income (loss).

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees.   We and our franchisees are required to contribute a percentage of gross sales to the fund.  The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. Contributions to the Advertising Funds from our franchisees were $22,000 and $47,000 for the quarters ended December 31, 2024 and December 26, 2023, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, payments due from third party delivery and online ordering partners, and payments due to us for sales of gift cards to third party retailers.

Receivables consist of the following as of:

	December 31, 2024	September 24, 2024
Vendor rebates and incentives	$360	$437
Third party delivery partners	333	280
Third party retailers	319	120
Franchise and other	38	53
Total	$1,050	$890

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

The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and has historically been immaterial to our overall financial statements, and breakage for cards sold under the Good Times brand has continued to be so. During the first quarter of fiscal 2022, the Company sold Bad Daddy’s gift cards with significant aggregate value through third-party retail partners, many of which were unredeemed as of December 31, 2024 and for which breakage was recognized during the quarter ended December 31, 2024 based upon the Company’s existing policy for breakage recognition. Breakage in the amount of $226,000 and $21,000 was included in Franchise and other revenues in the fiscal quarter ended December 31, 2024 and December 26, 2023, respectively.

The Company operates a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the new reward program is immaterial to the Company’s financial statements for the periods ended December 31, 2024 and December 26, 2023.

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

Note 4.     Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following as of:

	December 31, 2024	September 24, 2024
Prepaid insurance	$562	$-
Prepaid software licenses and maintenance contracts	214	241
Prepaid common area rental expenses	156	17
Prepaid licenses and permits	60	49
Other	130	88
Total	$1,122	$395

Note 5.     Notes receivable

The Company is the holder of a promissory note in connection with the termination of an agreement in connection with the Company’s management services, and lease negotiations on behalf of a former franchisee, related to real estate previously subleased to a third party by the former franchisee. The former subtenant to that sublease, who is now the owner of the real estate, is the maker of the note. The three-year note carries an interest rate of 8.00% and amortizes over 25 years and 3-year initial maturity, with the full remaining principal balance due at maturity on October 16, 2027. As of December 31, 2024, the outstanding balance on the note was $145,000, with the $2,000 current maturities portion included in receivables. We have recognized $140,000 of income related to the agreement termination which has been classified as Other Income in the fiscal quarter ended December 31, 2024.

Note 6.     Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 31, 2024 and September 24, 2024 (in thousands):

	December 31, 2024			September 24, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization
Non-compete agreements	$90	$(35)	$55	$50	$(31)	$19
Reacquired franchise rights	$27	$(4)	$23	$15	$(3)	$12
	$117	$(39)	$78	$65	$(34)	$31
Indefinite-lived intangible assets
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$4,017	$(39)	$3,978	$3,965	$(34)	$3,931

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to these intangible assets subject to amortization was $5,000 for the quarter ended December 31, 2024 and $3,000 for the quarter ended December 26, 2023.

Note 7.     Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	December 31, 2024	September 24, 2024
Wages and other employee benefits	$2,405	$2,681
Taxes, other than income taxes	1,695	1,318
Gift card liability, net of breakage	1,740	1,460
General expense accrual and other	1,012	978
Total	$6,852	$6,437

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

As of December 31, 2024, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 7.53%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of December 31, 2024, the unamortized balance of these fees was $89,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of December 31, 2024, there were $2,250,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 31, 2024, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $5,740,000 of committed funds available.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company, is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of December 31, 2024, the outstanding principal balance on the Parker Promissory Note was $363,000. Annual principal maturities over the next five years are approximately $34,000 each year.

Total interest expense on notes payable was $44,000 and $26,000 for the quarters ended December 31, 2024 and December 26, 2023, respectively.

Note 9.     Earnings (Loss) per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended
	December 31, 2024	December 26, 2023

Weighted-average shares outstanding basic	10,682,632	11,377,579
Effect of potentially dilutive securities:
Stock options	14,714	-
Restricted stock units	119,250	-
Weighted-average shares outstanding diluted	10,816,596	11,377,579
Excluded from diluted weighted-average shares outstanding:
Antidilutive	343,216	435,900

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

Components of operating lease costs are as follows for the fiscal quarters ended December 31, 2024 and December 26, 2023:

Lease cost	Classification	December 31, 2024	December 26, 2023
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,999	$1,901
Variable lease cost	Occupancy	12	5
Sublease income	Occupancy	(126)	(139)
		$1,885	$1,767

Weighted average lease term and discount rate are as follows:

	December 31, 2024	December 26, 2023
Weighted average remaining lease term (in years)	7.18	7.75

Weighted average discount rate	5.3%	5.0%

Supplemental cash flow disclosures:

	December 31, 2024	December 26, 2023
Cash paid for operating lease liabilities	$2,010	$1,922

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$761	$364

Future minimum rent payments for our operating leases as of December 31, 2024 are as follows:

Total
One Year	$8,446
Two Years	8,210
Three Years	7,928
Four Years	6,895
Five Years	5,867
Thereafter	16,095
Total minimum lease payments	53,441
Less: imputed interest	(9,168)
Present value of lease liabilities	$44,273

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

There were no impairments of long-lived assets recorded in the fiscal quarters ended December 31, 2024 and December 26, 2023.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 31, 2024 and December 26, 2023.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of December 31, 2024 and December 26, 2023, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit.

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

The Company’s effective income tax rate for the three months ended December 31, 2024 was (1.60%), an increase from the effective income tax rate of (14.04%) for the three months ended December 26, 2023. The change is primarily due to an increase in ordinary income from continuing operations before income taxes (or benefits), while the benefit associated with income tax credits stayed consistent.

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company’s tax years corresponding to the Company’s fiscal years 2021 through 2024 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 31, 2024.

Note 14.     Shareholders’ Equity

Stock-based Compensation. The Company has traditionally maintained incentive compensation plans that include provision for the issuance of equity-based awards. The Company established the 2008 Omnibus Equity Incentive Compensation Plan in 2008 (the “2008 Plan”) and has outstanding awards that were issued under the 2008 Plan. Subsequently, the 2008 Plan expired in 2018 and the Company established a new plan, the 2018 Omnibus Equity Incentive Plan (the “2018 Plan”) during the 2018 fiscal year, which was approved by shareholders on May 24, 2018. Future awards will be issued under the 2018 Plan. On February 8, 2022 the Company’s shareholders approved a proposal to increase the number of shares available for issuance under the 2018 Plan from 900,000 to 1,050,000, which currently represents the maximum number of shares available for issuance under the 2018 Plan.

Stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company recognizes the impact of forfeitures as forfeitures occur.

For the quarters ended December 31, 2024 and December 26, 2023, we recognized $35,000 and $38,000 respectively, related to our stock-based compensation arrangements.

Non-controlling Interests. Non-controlling interests are presented as a separate item in the shareholders’ equity section of the condensed consolidated balance sheet. The amount of consolidated net income or loss attributable to non-controlling interests is presented on the face of the condensed consolidated statement of operations. Changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that do result in deconsolidation of a subsidiary require gain or loss recognition based on the fair value on the deconsolidation date.

The equity interest of the unrelated limited partner is shown on the accompanying consolidated balance sheet in the shareholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partner’s share of the net income or loss as well as any cash contributions or distributions to or from the limited partner for the period. The limited partner’s share of the net income or loss in the subsidiary is shown as non-controlling interest income or expense in the accompanying consolidated statement of operations. All inter-company accounts and transactions are eliminated.

The following table summarizes the activity in non-controlling interests during the quarter ended December 31, 2024 (in thousands):

Total
Balance at September 24, 2024	$717
Income	10
Distributions	(42)
Balance at December 31, 2024	$685

Non-controlling interests at the end of the quarter consisted of one joint-venture partnership involving six Good Times restaurants, in which the Company is the controlling partner and owns a 50.0% interest.

Note 15.     Segment Reporting

All of our Bad Daddy’s compete in the full-service segment of the restaurant industry while our Good Times restaurants compete in the quick-service segment of the dining industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Income (loss) from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended
	December 31, 2024 (14 Weeks)	December 26, 2023 (13 Weeks)
Revenues
Bad Daddy’s	$26,387	$24,214
Good Times	9,946	8,943
	$36,333	$33,157
Income (loss) from operations
Bad Daddy’s	$294	$(763)
Good Times	(217)	389
	$77	$(374)
Capital expenditures
Bad Daddy’s	$543	$132
Good Times	1,269	330
	$1,812	$462

	December 31, 2024	September 24, 2024
Property and equipment, net
Bad Daddy’s	$17,139	$17,418
Good Times	6,406	5,379
	$23,545	$22,797
Total assets
Bad Daddy’s	$63,309	$62,619
Good Times	26,237	24,499
	$89,546	$87,118

Note 16.     Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Good Times Restaurants Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and licenses full-service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (“Bad Daddy’s”) and operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (“Good Times”).

Forward-Looking Statements: This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 24, 2024. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

We may also be negatively impacted by other factors common to the restaurant industry such as: changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers’ compensation or energy; inadequate number of hourly paid employees; increased wages and salaries for hourly and salaried employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2024.

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

Restaurant locations. As of December 31, 2024, we operated, franchised, or licensed a total of forty Bad Daddy’s restaurants and thirty Good Times restaurants. The following table presents the number of restaurants operating at the end of the fiscal quarters ended December 31, 2024 and December 26, 2023.

Company-Owned/ Joint-Venture:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2024	2023	2024	2023	2024	2023
Alabama	3	3	-	-	3	3
Colorado	10	11	27	25	37	36
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	39	40	27	25	66	65

Franchisee / Licensee:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2024	2023	2024	2023	2024	2023
Colorado	-	-	1	4	1	4
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	3	6	4	7

We acquired two Denver metro area Good Times restaurants from a franchisee during the quarter ended December 31, 2024.

Results of Operations

Fiscal quarter ended December 31, 2024 (14 weeks) compared to fiscal quarter ended December 26, 2023 (13 weeks):

Net Revenues. Net revenues for the quarter ended December 31, 2024 increased $3,176,000 or 9.6% to $36,333,000 from $33,157,000 for the quarter ended December 26, 2023. Bad Daddy’s concept revenues increased $2,173,000 while our Good Times concept revenues increased $1,003,000 compared to the same prior-year quarter.

Bad Daddy’s restaurant sales increased $1,958,000 to $26,078,000 for the quarter ended December 31, 2024 from $24,120,000 for the quarter ended December 26, 2023. This increase is due to an additional week in the current fiscal quarter versus the prior year fiscal quarter and menu price increases, partially offset by the prior-year closure of one Bad Daddy’s restaurant and by negative mix shift attributable to the success of the Company’s smashed patty burgers, and slightly reduced traffic in-part due to the impact of reduced number of days between Thanksgiving and Christmas Day compared to the prior year and the shift of Christmas Day from Monday in the current quarter to Wednesday in the prior-year first fiscal quarter. The average menu price increase for the quarter ended December 31, 2024 over the same prior-year quarter was approximately 4.5%.

Good Times restaurant sales increased $1,061,000 to $9,887,000 for the quarter ended December 31, 2024 from $8,826,000 for the quarter ended December 26, 2023. This increase is driven by the current quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees. Also driving the increase is an additional week in the current fiscal quarter versus the prior year fiscal quarter as well as menu price increases, partially offset by the prior quarter closure of one Good Times restaurant and the current quarter temporary closure of one Good Times restaurant for remodel. The average menu price increase for the quarter ended December 31, 2024 over the same prior-year quarter was approximately 3.9%.

Franchise and other revenues increased $157,000 to $368,000 in the quarter ended December 31, 2024 compared to $211,000 in the quarter ended December 26, 2023. This increase is primarily due to an increase in gift card breakage, partially offset by reduced royalties earned and collected due to the aforementioned Good Times restaurant acquisitions from franchisees.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales increased 1.5% during the fiscal quarter ended December 31, 2024 compared to the fiscal quarter ended December 26, 2023, primarily driven by menu price increases, partially offset by negative mix shift attributable to the success of the Company’s smashed patty burgers, the prior quarter closure of one Bad Daddy’s restaurant, and slightly reduced traffic in-part due to the impact of reduced number of days between Thanksgiving and Christmas Day compared to the prior year and the shift of Christmas Day from Monday in the current quarter to Wednesday in prior-year first fiscal quarter. There were thirty-eight restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales were unchanged during the quarter ended December 31, 2024 compared to the fiscal quarter ended December 26, 2023. There were twenty-seven restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended December 31, 2024 increased $1,036,000 to $11,363,000 (31.6% of restaurant sales) from $10,327,000 (31.3% of restaurant sales) for the quarter ended December 26, 2023.

Bad Daddy’s food and packaging costs were $8,214,000 (31.5% of restaurant sales) for the quarter ended December 31, 2024, up from $7,608,000 (31.5% of restaurant sales) for the quarter ended December 26, 2023. This increase is primarily attributable to a combination of higher restaurant sales during the current fiscal quarter versus the prior fiscal quarter, an additional week in the current fiscal quarter versus the prior year fiscal quarter, and higher food purchase prices. The steadiness, as a percent of sales, is attributable to the impact of a 4.5% average annual increase in menu pricing offset by higher purchase prices in our commodity basket compared to the prior-year period.

Good Times food and packaging costs were $3,149,000 (31.8% of restaurant sales) for the quarter ended December 31, 2024, up from $2,719,000 (30.8% of restaurant sales) for the quarter ended December 26, 2023. This increase is primarily attributable to the impact of higher sales resulting from the current quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, and an additional week in the current fiscal quarter versus the prior year fiscal quarter, as well as higher food purchase prices, partially offset by the prior quarter closure of one Good Times restaurant and the current quarter temporary closure of one Good Times restaurant for remodel. The increase as a percentage of sales is attributable to higher purchase prices of food products, partially offset by a 3.9% average annual increase in menu pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended December 31, 2024 increased $1,159,000 to $12,783,000 (35.5% of restaurant sales) from $11,624,000 (35.3% of restaurant sales) for the quarter ended December 26, 2023.

Bad Daddy’s payroll and other employee benefit costs were $9,156,000 (35.1% of restaurant sales) for the quarter ended December 31, 2024 up from $8,641,000 (35.8% of restaurant sales) in the same prior year period. The $515,000 increase is primarily attributable to higher restaurant sales during the current quarter versus the same quarter in the prior year, an additional week in the current fiscal quarter versus the prior year fiscal quarter, and higher average pay rates, partially offset by the prior quarter closure of one Bad Daddy’s restaurant and increased labor productivity. As a percent of sales, payroll and employee benefits costs decreased by 0.7% primarily attributable to the leveraging impact of higher sales on fixed labor costs, predominately manager salaries, a 4.5% increase in menu pricing, and increased labor productivity, partially offset by higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $3,627,000 (36.7% of restaurant sales) in the quarter ended December 31, 2024, up from $2,983,000 (33.8% of restaurant sales) in the same prior-year period. The $644,000 increase is attributable to the current quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, an additional week in the current fiscal quarter versus the prior year fiscal quarter, as well as higher average wage rates and decreased labor productivity, partially offset by the prior quarter closure of one Good Times restaurant and the current quarter temporary closure of one Good Times restaurant for remodel. As a percent of sales, payroll and employee benefits costs increased by 2.9% primarily attributable to higher average wage rates and decreased labor productivity, partially offset by a 3.9% increase in menu pricing.

Occupancy Costs. Occupancy costs for the quarter ended December 31, 2024 increased $178,000 to $2,683,000 (7.5% of restaurant sales) from $2,505,000 (7.6% of restaurant sales) for the quarter ended December 26, 2023.

Bad Daddy’s occupancy costs were $1,733,000 (6.6% of restaurant sales) for the quarter ended December 31, 2024, up from $1,719,000 (7.1% of restaurant sales) in the same prior year period.

Good Times occupancy costs were $950,000 (9.6% of restaurant sales) in the quarter ended December 31, 2024, up from $786,000 (8.9% of restaurant sales) in the same prior year period. The increase was primarily due to the current quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, partially offset by the prior quarter closure of one Good Times restaurant.

Other Operating Costs. Other operating costs for the quarter ended December 31, 2024, increased $278,000 to $5,006,000 (13.9% of restaurant sales) from $4,728,000 (14.4% of restaurant sales) for the quarter ended December 26, 2023.

Bad Daddy’s other operating costs were $3,697,000 (14.2% of restaurant sales) for the quarter ended December 31, 2024 up from $3,581,000 (14.8% of restaurant sales) in the same prior year period. The $116,000 increase was primarily attributable to an additional week in the current fiscal quarter versus the prior year fiscal quarter led by increased delivery and credit card fees as a result of the related increase in sales, as well as higher utility expenses, partially offset by the prior quarter closure of one Bad Daddy’s restaurant.

Good Times other operating costs were $1,309,000 (13.2% of restaurant sales) for the quarter ended December 31, 2024, up from $1,147,000 (13.0% of restaurant sales) in the same prior year period. The $162,000 increase was primarily attributable the current quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, an additional week in the current fiscal quarter versus the prior year fiscal quarter, as well as increased technology-related fees and utilities, partially offset by the prior quarter closure of one Good Times restaurant.

New Store Preopening Costs. In the fiscal quarter ended December 31, 2024, preopening costs were $8,000 compared to no preopening costs for the fiscal quarter ended December 26, 2023. These costs primarily relate to training costs incurred as part of our two Good Times restaurant acquisitions.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended December 31, 2024, increased $91,000 to $1,018,000 from $927,000 in the quarter ended December 26, 2023.

Bad Daddy’s depreciation and amortization costs for the quarter ended December 31, 2024 increased $23,000 to $773,000 from $750,000 in the quarter ended December 26, 2023.

Good Times depreciation and amortization costs for the quarter ended December 31, 2024 increased $68,000 to $245,000 from $177,000 in the quarter ended December 26, 2023.

General and Administrative Costs. General and administrative costs for the quarter ended December 31, 2024, increased $250,000 to $2,588,000 (7.1% of total revenues) from $2,338,000 (7.1% of total revenues) for the quarter ended December 26, 2023.

This increase in general and administrative expenses for the quarter ended December 31, 2024 is attributable to:

●	Increase in costs associated with new multi-unit supervisory roles of $108,000
●	Increase in professional services of $93,000
●	Increase in home office payroll and benefit costs of $92,000
●	Increase in general travel-related expenses of $31,000
●	Increase in franchise-related expenses of $29,000
●	Decrease in health insurance costs of $78,000
●	Decrease in technology costs of $50,000
●	Decrease in recruiting and training-related costs of $32,000
●	Net increases in all other expenses of $57,000

Advertising Costs. Advertising costs for the quarter ended December 31, 2024, decreased $228,000 to $864,000 (2.4% of total revenues) from $1,092,000 (3.3% of total revenues) for the quarter ended December 26, 2023.

Bad Daddy’s advertising costs were $620,000 (2.3% of total revenues) in the quarter ended December 31, 2024 compared to $732,000 (3.0% of total revenues) in the same prior year period. The decrease is primarily due to lower commission earned by third parties on gift cards sold through large-box retailers as well as decreased agency and public relations fees. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $244,000 (2.5% of total revenues) in the quarter ended December 31, 2024 compared to $360,000 (4.0% of total revenues) in the same prior year period. The decrease is primarily due to decreased radio advertising and research, partially offset by increases in social media expenses.

Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Gain on Restaurant Asset and Equipment Sales. For the fiscal quarter ended December 31, 2024, the gain on restaurant asset disposals was $57,000 compared to a gain of $10,000 in the fiscal quarter ended December 26, 2023. The net gain in the current fiscal quarter is primarily due to fixed asset retirements subject to insurance claims as well as deferred gains on previous sale lease-back transactions related to two Good Times restaurants. The gain in the prior year fiscal quarter is primarily comprised of a deferred gain on previous sale lease-back transactions related to two Good Times restaurants.

Income (Loss) from Operations. Income from operations was $77,000 in the quarter ended December 31, 2024 compared to a loss from operations of ($374,000) in the quarter ended December 26, 2023.

The change in the income (loss) from operations for the quarter ended December 31, 2024 from the quarter ended December 26, 2023 is primarily attributable to matters discussed in the relevant sections above.

Interest Expense. Net interest expense was $46,000 during the quarter ended December 31, 2024 compared with $32,000 during the quarter ended December 26, 2023.

Other Income. There was $140,000 of other income for the quarter ended December 31, 2024, related to the termination of an agreement in connection with the Company’s management services, and lease negotiations on behalf of a former franchisee, with respect to real estate previously subleased to a third party by the former franchisee.

Provision for Income Taxes. The provision for income taxes for the quarter ended December 31, 2024 was ($3,000), compared to $77,000 for the quarter ended December 26, 2023.

Net Income (Loss). Net income was $174,000 for the quarter ended December 31, 2024 compared to a net loss of ($483,000) in the quarter ended December 26, 2023.

The change from the quarter ended December 31, 2024 to the quarter ended December 26, 2023 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partner’s share of income in the Good Times joint-venture restaurants.

For the quarter ended December 31, 2024, the income attributable to non-controlling interests was $10,000 compared to $73,000 for the quarter ended December 26, 2023. The $63,000 decrease is due to decreased profitability of the restaurants involved in the limited partnership with a non-controlling partner.

Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA plus non-cash stock-based compensation expense, preopening expense, non-recurring acquisition costs, and non-cash disposal of assets. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplemental measure. You should review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business:

	Quarter Ended
	December 31, 2024 (14 Weeks)	December 26, 2023 (13 Weeks)
Adjusted EBITDA:
Net income (loss), as reported	$164	$(556)
Depreciation and amortization	1,016	929
Interest expense, net	46	32
Provision for income taxes	(3)	77
EBITDA	1,223	482
Non-cash stock-based compensation (1)	35	38
Preopening expense (2)	8	-
Gain on restaurant and equipment asset disposals (3)	(57)	(10)
Adjusted EBITDA	$1,209	$510

(1)	Represents non-cash stock-based compensation as described in Note 14 to the Consolidated Financial Statements.
(2)	Represents expenses directly associated with the opening of new or acquired restaurants, including preopening rent.
(3)	Represents gains from asset disposals as well as deferred gains on previous sale-leaseback transactions on two Good Times restaurants.

Depreciation and amortization has been reduced by any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2024, we had a working capital deficit of $9,223,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers on the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days. Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current- and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2025. We anticipate any commitments in fiscal 2025 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

See Part II, Item 2 of this filing for a discussion of the Company’s share repurchase program.

Financing

For a discussion of the Company’s financing arrangements (including the Cadence Credit Facility), refer to note 8 to the unaudited condensed consolidated financial statements included in this report.

Cash Flows

The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Quarter ended
	December 31, 2024	December 26, 2023
Net cash used in operating activities	$(518)	$(252)
Net cash used in investing activities	(1,846)	(448)
Net cash provided by financing activities	1,534	33
Net change in cash and cash equivalents	$(830)	$(667)

Operating cash flows

Net cash from operating activities decreased by $266,000, primarily due to increases in accounts payable, prepaid expenses, notes receivable, and cash used for ROU assets and operating lease liabilities, partially offset by increased net income and decreases in other receivables, as presented on the Condensed Consolidated Statements of Cash Flows.

Investing cash flows

Net cash used in investing activities for the quarters ended December 31, 2024 and December 26, 2023 were $1,846,000 and $448,000, respectively, which primarily reflect the purchases of property and equipment in each quarter as well as the acquisition in the current fiscal quarter of two Good Times restaurants previously owned by a franchisee.

Financing cash flows

Net cash provided by financing activities for the quarter ended December 31, 2024 was $1,534,000, which includes proceeds from long-term debt of $1,750,000, $10,000 of payments on long-term debt, distributions to non-controlling interests of $42,000, and $164,000 of payments for the repurchase of common stock under the Company’s share repurchase program.

Net cash provided by financing activities for the quarter ended December 26, 2023 was $33,000, which includes proceeds from long-term debt of $500,000, distributions to non-controlling interests of $29,000, and $438,000 in payments for the repurchase of common stock under the Company’s share repurchase program.

Impact of Inflation and Wage Increases at Both Concepts

Although some commodity prices have been more stable over recent quarters, beef remains at or near record highs and prices are extremely volatile. Based on general industry consensus, we project that due the tightening of supply, ground beef costs will continue to increase throughout fiscal year 2025. Due to the uncertainty related to tariffs that have been implemented or threatened to be imposed on other countries, some of which are sources of food and packaging supplies for our business, we are unable to predict the degree of inflation and its associated impact on our business.

In addition to food cost inflation, we have also experienced the need to meaningfully increase wages to attract restaurant employees, and in Colorado inflation-indexed statutory wage rate increases continue to create upward pressure on wages.

We have historically used menu price increases to manage profitability in times of inflation, however consumer preferences and the relative pricing of competitors may prevent us from raising prices sufficient to offset the significant increases in labor costs, particularly in Colorado where wage pressures are caused by both statutory and market forces.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based on weather conditions adversely affecting Colorado restaurant sales primarily during the months of December, January, February, and March, which affects both of the Company’s brands, though increasingly winter weather events have impacted our restaurants outside of Colorado. The Company’s Bad Daddy’s restaurants typically experience seasonal reductions in revenues between the months of November and January resulting from general consumer spending patterns.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance and Accounting (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

The risk factors below update the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2024.

Labor organizing could adversely affect our operations and harm our competitive position in the restaurant industry, which could harm our financial performance.

Our employees or others may attempt to unionize the workforce in one or more of our restaurants, which could increase our labor costs, limit our ability to manage our workforce effectively, negatively impact our ability to adequately serve our guests, and disrupt our operations. A loss of our ability to effectively manage our workforce and the compensation and benefits we offer to our employees could negatively affect our financial performance.

Tariffs that are implemented or merely threatened may increase the cost of commodities we purchase for use in our restaurants.

The federal government may threaten or implement tariffs on other countries that supply commodities we purchase for use in our restaurants. The tariffs themselves could have the impact of increasing the aggregate purchase cost of the same products or reducing the supply of available products. Additionally, these tariffs may result in retaliation by the affected countries, leading to trade wars with an unpredictable result. We may not be able to offset increased cost through menu price increases, and even if we were to increase menu prices to cover some or all of the increased cost, such action could lead to decreased traffic to our restaurants which would negatively affect our financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. On December 9, 2024 the Company’s Board of Directors authorized the purchase of another $2.0 million of common stock, bringing the total authorization for share repurchases to $7.0 million. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of December 31, 2024 the Company has purchased 1,729,843 shares of its common stock pursuant to the share repurchase plan leaving approximately $2,187,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the quarter ended December 31, 2024 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
09/25/2024–10/29/2024	21,059	$2.86	21,059
10/30/2024–11/26/2024	17,943	$2.75	17,943
11/27/2024–12/31/2024	20,123	$2.66	20,123
Total	59,125		59,125	$2,187,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended December 31, 2024, none of the Company’s directors or our officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
DATE: February 6, 2025

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Keri A. August Senior Vice President of Finance and Accounting (Principal Financial Officer)