Form 10-Q
period 2025-04-01
Good Times Restaurants Inc.
filed 2025-05-08
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 1, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of April 29, 2025, there were 10,590,407 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

Form 10-Q

Quarter Ended April 1, 2025

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	April 1, 2025	September 24, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,712	$3,853
Inventories	1,424	1,419
Receivables	786	890
Prepaid expenses and other	1,165	395
Total current assets	6,087	6,557

PROPERTY AND EQUIPMENT:
Land and land improvements	1,113	1,113
Buildings	5,108	4,990
Leasehold improvements	38,863	39,610
Fixtures and equipment	33,093	34,814
Total property and equipment	78,177	80,527
Less accumulated depreciation and amortization	(54,929)	(57,730)
Total net property and equipment	23,248	22,797

OTHER ASSETS:
Operating lease right-of-use assets, net	35,389	35,671
Deferred tax assets, net	12,153	12,207
Notes receivable	142	-
Deposits and other assets	233	242
Trademarks	3,900	3,900
Goodwill	5,713	5,713
Other intangibles, net	63	31
Total other assets	57,593	57,764

TOTAL ASSETS	$86,928	$87,118

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,126	$3,059
Current portion of operating lease liabilities	6,281	6,161
Other accrued liabilities	6,153	6,437
Current maturities of long-term debt	31	30
Total current liabilities	15,591	15,687
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	2,574	842
Operating lease liabilities, net of current portion	36,380	37,396
Deferred and other liabilities	91	105
Total long-term liabilities	39,045	38,343

SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of April 1, 2025 and September 24, 2024	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,977,433 issued; and 10,598,407 and 10,712,367 outstanding as of April 1, 2025 and September 24, 2024, respectively	13	13
Capital contributed in excess of par value	56,842	56,835
Treasury stock, at cost; 2,379,026 and 2,265,066 shares as of April 1, 2025 and September 24, 2024, respectively	(7,158)	(6,855)
Accumulated deficit	(18,082)	(17,622)
Total Good Times Restaurants Inc. shareholders’ equity	31,615	32,371
Non-controlling interests	677	717
Total shareholders’ equity	32,292	33,088

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,928	$87,118

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	April 1, 2025 (13 Weeks)	March 26, 2024 (13 Weeks)	April 1, 2025 (27 Weeks)	March 26, 2024 (26 Weeks)
NET REVENUES:
Restaurant sales	$34,140	$35,265	$70,105	$68,211
Franchise and other revenues	139	183	507	394
Total net revenues	34,279	35,448	70,612	68,605

RESTAURANT OPERATING COSTS:
Food and packaging costs	10,477	10,599	21,840	20,926
Payroll and other employee benefit costs	11,826	12,266	24,609	23,890
Restaurant occupancy costs	2,583	2,613	5,266	5,118
Other restaurant operating costs	5,128	5,105	10,134	9,833
Preopening costs	-	-	8	-
Depreciation and amortization	996	926	2,014	1,853
Total restaurant operating costs	31,010	31,509	63,871	61,620

General and administrative costs	2,578	2,564	5,166	4,902
Advertising costs	705	824	1,569	1,916
Impairment of long-lived assets and ROU assets	494	-	494	-
(Gain) loss on restaurant and equipment asset sales	6	4	(51)	(6)
Litigation contingencies	-	(97)	-	(97)

(LOSS) INCOME FROM OPERATIONS:	(514)	644	(437)	270

OTHER INCOME (EXPENSE):
Interest and other expense, net	(56)	(42)	(102)	(74)
Other income	-	-	140	-
Total other income (expense)	(56)	(42)	38	(74)

NET (LOSS) INCOME BEFORE INCOME TAXES:	(570)	602	(399)	196

Provision for income taxes	(57)	78	(54)	1

NET (LOSS) INCOME:	$(627)	$680	$(453)	$197
Loss (income) attributable to non-controlling interests	3	(62)	(7)	(135)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(624)	$618	$(460)	$62

NET (LOSS) INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$(0.06)	$0.06	$(0.04)	$0.01
Diluted	$(0.06)	$0.06	$(0.04)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,628,318	11,136,207	10,656,481	11,256,893
Diluted	10,628,318	11,230,717	10,656,481	11,352,592

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
for the Year-to-Date Period Ended April 1, 2025

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2024	2,265,066	$(6,855)	10,712,367	$13	$56,835	$717	$(17,622)	$33,088

Stock-based compensation cost	-	-	-	-	35	-	-	35
Repurchases of common stock	59,125	(164)	(59,125)	-	-	-	-	(164)
Non-controlling interests:
Income	-	-	-	-	-	10	-	10
Distributions	-	-	-	-	-	(42)	-	(42)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	164	164

BALANCES, December 31, 2024	2,324,191	$(7,019)	10,653,242	$13	$56,870	$685	$(17,458)	$33,091

Stock-based compensation cost	-	-	-	-	30	-	-	30
Cash-settled restricted stock units					(58)			(58)
Repurchases of common stock	54,835	(139)	(54,835)	-	-	-	-	(139)
Non-controlling interests:
Loss	-	-	-	-	-	(3)	-	(3)
Distributions	-	-	-	-	-	(5)	-	(5)
Net loss attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	(624)	(624)

BALANCES, April 1, 2025	2,379,026	$(7,158)	10,598,407	$13	$56,842	$677	$(18,082)	$32,292

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
for the Year-to-Date Period Ended March 26, 2024

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

See accompanying notes to consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date Period Ended
	April 1, 2025 (27 Weeks)	March 26, 2024 (26 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(453)	$197

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,071	1,899
Net change in ROU assets and operating lease liabilities	(1,050)	(319)
Recognition of deferred gain on sale of restaurant building	(8)	(19)
Impairment of long-lived assets	494	-
Loss on asset disposals	23	13
Stock-based compensation expense	65	78
Provision for income taxes	54	(1)
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables and prepaids	(673)	(698)
Inventories	16	(27)
Deposits and other assets	8	11
Notes receivable	(142)	-
Accounts payable	91	129
Accrued and other liabilities	(300)	252
Net cash provided by operating activities	196	1,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,235)	(1,063)
Acquisition of restaurants from franchisees, net of cash acquired	(504)	-
Proceeds from the sale of property and equipment	77	-
Net cash used in investing activities	(2,662)	(1,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against credit facility	2,250	1,000
Payments on long-term debt	(517)	(500)
Repurchases of common stock	(303)	(1,084)
Payment for restricted stock vesting settled in cash	(58)	-
Distributions to non-controlling interests	(47)	(50)
Net cash provided by (used in) financing activities	1,325	(634)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,141)	(182)
CASH AND CASH EQUIVALENTS, beginning of period	3,853	4,182
CASH AND CASH EQUIVALENTS, end of period	$2,712	$4,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$112	$36
Change in accounts payable attributable to the purchase of property and equipment	$24	$(31)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of April 1, 2025 and the results of its operations and its cash flows for the fiscal quarters ended April 1, 2025 and March 26, 2024. Operating results for the fiscal quarter ended April 1, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. The condensed consolidated balance sheet as of April 1, 2025 is derived from the audited financial statements but does not include all disclosures required by GAAP. As a result, these condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended September 24, 2024.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended April 1, 2025 and March 26, 2024 each consisted of 13 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net (loss) income.

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. Contributions to the Advertising Funds from our franchisees were $36,000 and $93,000 for the two quarters ended April 1, 2025 and March 26, 2024, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, payments due from third party delivery and online ordering partners, and payments due to us for sales of gift cards to third party retailers.

Receivables consist of the following as of:

	April 1, 2025	September 24, 2024

Third party delivery partners	$339	$280
Vendor rebates and incentives	332	437
Third party retailers	79	120
Franchise and other	36	53
Total	$786	$890

Note 2.	Recent Accounting Pronouncements

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

The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and has historically been immaterial to our overall financial statements, and breakage for cards sold under the Good Times brand has continued to be so. During the first quarter of fiscal 2022, the Company sold Bad Daddy’s gift cards with significant aggregate value through third-party retail partners, many of which were unredeemed as of April 1, 2025 and for which breakage was recognized during the two quarters ended April 1, 2025 based upon the Company’s existing policy for breakage recognition. Breakage in the amount of $244,000 and $26,000 was included in Franchise and other revenues in the two fiscal quarters ended April 1, 2025 and March 26, 2024, respectively.

The Company operates a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the new reward program is immaterial to the Company’s financial statements for the periods ended April 1, 2025 and March 26, 2024.

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

Note 4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	April 1, 2025	September 24, 2024

Prepaid insurance	$434	$-
Prepaid software licenses and maintenance contracts	294	241
Prepaid common area rental expenses	167	17
Prepaid licenses and permits	68	49
Other	202	88
Total	$1,165	$395

Note 5.	Notes receivable

The Company is the holder of a promissory note in connection with the termination of an agreement in connection with the Company’s management services, and lease negotiations on behalf of a former franchisee, related to real estate previously subleased to a third party by the former franchisee. The former subtenant to that sublease, who is now the owner of the real estate, is the maker of the note. The three-year note carries an interest rate of 8.00% and amortizes over 25 years and 3-year initial maturity, with the full remaining principal balance due at maturity on October 16, 2027. As of April 1, 2025, the outstanding balance on the note was $144,000    , with the $2,000 current maturities portion included in receivables. We have recognized $140,000 of income related to the agreement termination which has been classified as Other Income in the two fiscal quarters ended April 1, 2025.

Note 6.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of April 1, 2025 and September 24, 2024 (in thousands):

	April 1, 2025			September 24, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$90	$(45)	$45	$50	$(31)	$19
Reacquired franchise rights	$27	$(9)	$18	$15	$(3)	$12
	$117	$(54)	$63	$65	$(34)	$31
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900
Intangible assets, net	$4,017	$(54)	$3,963	$3,965	$(34)	$3,931

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

The Company had no goodwill impairment losses in the periods presented in the above table. The aggregate amortization expense related to these intangible assets subject to amortization was $20,000 for the two quarters ended April 1, 2025 and $10,000 for the two quarters ended March 26, 2024.

Note 7.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	April 1, 2025	September 24, 2024

Wages and other employee benefits	$2,419	$2,681
Taxes, other than income taxes	1,338	1,318
Gift card liability, net of breakage	1,446	1,460
General expense accrual and other	950	978
Total	$6,153	$6,437

Note 8.	Notes Payable and Long-Term Debt

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

As of April 1, 2025, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 7.42%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of April 1, 2025, the unamortized balance of these fees was $82,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of April 1, 2025, there were $2,250,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of April 1, 2025, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $5,740,000 of committed funds available.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company, is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of April 1, 2025, the outstanding principal balance on the Parker Promissory Note was $355,000. Annual principal maturities over the next five years are approximately $34,000 each year.

Total interest expense on notes payable was $53,000 and $37,000 for the quarters ended April 1, 2025 and March 26, 2024, respectively.

Note 9.	(Loss) Earnings per Common Share

Our basic (loss) earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options, restricted stock units and warrants (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options. As the Company was in a net loss position for both the quarter to date and year to date periods ended April 1, 2025, all potentially dilutive common shares are considered antidilutive.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	April 1, 2025	March 26, 2024	April 1, 2025	March 26, 2024

Weighted-average shares outstanding basic	10,628,318	11,136,207	10,656,481	11,256,893
Effect of potentially dilutive securities:
Stock options	-	5,260	-	6,449
Restricted stock units	-	89,250	-	89,250
Weighted-average shares outstanding diluted	10,628,318	11,230,717	10,656,481	11,352,592
Excluded from diluted weighted average shares outstanding:
Antidilutive	482,749	383,623	449,233	383,623

Note 10.	Contingent Liabilities and Liquidity

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

Components of operating lease costs are as follows for the fiscal quarters ended April 1, 2025 and March 26, 2024:

Lease cost	Classification	April 1, 2025	March 26, 2024

Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,855	$1,908
Variable lease cost	Occupancy	2	10
Sublease income	Occupancy	(122)	(125)
		$1,735	$1,793

Weighted average lease term and discount rate are as follows:

	April 1, 2025	March 26, 2024

Weighted average remaining lease term (in years)	6.99	7.54

Weighted average discount rate	5.3%	5.0%

Supplemental cash flow disclosures:

	April 1, 2025	March 26, 2024

Cash paid for operating lease liabilities	$4,036	$3,865

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$1,474	$452

Future minimum rent payments for our operating leases as of April 1, 2025 are as follows:

Total

One Year	$8,407
Two Years	8,162
Three Years	7,753
Four Years	6,564
Five Years	5,679
Thereafter	14,772
Total minimum lease payments	51,337
Less: imputed interest	(8,676)
Present value of lease liabilities	$42,661

The future minimum rental amounts above exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent in accordance with GAAP which generally results in total base rent expense being recognized on a straight-line basis.

Note 12.	Impairment of Long-Lived Assets and Goodwill

Long-Lived Assets. We review our long-lived assets including land, property, equipment, and lease right-of-use assets for impairment when there are factors that indicate that the carrying amount of an asset may not be recoverable. We assess recovery of assets at the individual restaurant level and typically include an analysis of historical cash flows, future operating plans, and cash flow projections in assessing whether there are indicators of impairment. The recoverability of assets to be held and used is measured by comparing the net book value of the assets of an individual restaurant to the fair value of those assets. This impairment process involves significant judgment in the use of estimates and assumptions pertaining to future projections and operating results.

There were impairments of $494,000 in the two quarters ended April 1, 2025, related primarily to lease right-of-use assets for restaurants generating insufficient income to contribute to rent, and which the Company believes are probable to close at the end of the current lease term; and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants. There were no impairments of long-lived assets recorded in the two fiscal quarters ended March 26, 2024.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required for the acquired trademarks as of April 1, 2025 and March 26, 2024.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times restaurants and (2) Bad Daddy’s restaurants. As of April 1, 2025 and March 26, 2024, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit.

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

The Company’s effective income tax rate for the three periods ended April 1, 2025 was (10.06%), an increase from the effective income tax rate of (12.82%) for the three periods ended March 26, 2024. The Company’s effective tax rate for the six periods ended April 1, 2025 was (13.43%), a decrease from an effective income tax rate of (1.83%) for the six periods ended March 26, 2024. The change is primarily due to a decrease in ordinary income from continuing operations before income taxes (or benefits), while the benefit associated with income tax credits stayed consistent.

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company’s tax years corresponding to the Company’s fiscal years 2021 through 2024 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of April 1, 2025.

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

For the quarters ended April 1, 2025 and March 26, 2024, we recognized $30,000 and $40,000 respectively, related to our stock-based compensation arrangements. Our net (loss) income for the two quarters ended April 1, 2025 and March 26, 2024 includes $65,000 and $78,000, respectively, of compensation costs related to our stock-based compensation arrangements.

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

The following table summarizes the activity in non-controlling interests during the two quarters ended April 1, 2025 (in thousands):

Total

Balance at September 24, 2024	$717
Income	7
Distributions	(47)
Balance at April 1, 2025	$677

Non-controlling interests at the end of the quarter consisted of one joint-venture partnership involving six Good Times restaurants, in which the Company is the controlling partner and owns a 50.0% interest.

Note 15.	Segment Reporting

All of our Bad Daddy’s compete in the full-service segment of the restaurant industry while our Good Times compete in the quick-service segment of the restaurant industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. (Loss) income from operations represents revenues less restaurant operating costs and expenses, directly allocable general and administrative expenses, and other restaurant-level expenses directly associated with each brand including depreciation and amortization, pre-opening costs and losses or gains on disposal of property and equipment. Unallocated corporate capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	April 1, 2025 (13 Weeks)	March 26, 2024 (13 Weeks)	April 1, 2025 (27 Weeks)	March 26, 2024 (26 Weeks)
Revenues:
Bad Daddy’s	$24,917	$26,509	$51,304	$50,723
Good Times	9,362	8,939	19,308	17,882
	$34,279	$35,448	$70,612	$68,605
(Loss) income from operations:
Bad Daddy’s	$(161)	$382	$133	$(381)
Good Times	(353)	262	(570)	651
	$(514)	$644	$(437)	$270
Capital expenditures:
Bad Daddy’s	$311	$355	$854	$487
Good Times	536	277	1,805	607
	$847	$632	$2,659	$1,094

	April 1, 2025	September 24, 2024
Property and equipment, net:
Bad Daddy’s	$16,637	$17,418
Good Times	6,611	5,379
	$23,248	$22,797
Total assets:
Bad Daddy’s	$61,457	$62,619
Good Times	25,471	24,499
	$86,928	$87,118

Note 16.	Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements: This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 24, 2024. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I)	The disruption to our business from pandemics or other public health emergencies and the impact it could have on our results of operations, financial condition and prospects. The disruption and effect on our business may vary depending on the duration and extent of the pandemics and other public health emergencies and the impact of federal, state and local governmental actions and customer behavior in response.

(II)	We compete with numerous well-established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(III)	We may be negatively impacted if we experience same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

(IV)	We may be negatively impacted if we are unable to pass on to customers, through menu price increases, the increased costs that we incur through inflation experienced in our input costs including both the cost of food and the cost of labor. Recent metrics have indicated that increased levels of price inflation are prevalent throughout the economy which have resulted in increases in commodity, labor and energy costs for both concepts as well as increased product substitutions, elevated freight costs, and increased variability in product quality. Further significant increases in inflation could affect the global and United States economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand. Additionally, tariffs threatened or implemented, or merely the lack of certainty about whether and which tariffs may be implemented could result in higher costs for products sourced from outside of the United States and negatively impact our business and results of operations.

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

Restaurant Locations. As of April 1, 2025, we operated, franchised, or licensed a total of forty Bad Daddy’s restaurants and thirty Good Times restaurants. The following table presents the number of restaurants operating at the end of the fiscal quarters ended April 1, 2025 and March 26, 2024.

Company-Owned/Joint-Venture:

	Bad Daddy’s		Good Times		Total
	2025	2024	2025	2024	2025	2024

Alabama	3	3	-	-	3	3
Colorado	10	11	27	25	37	36
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	39	40	27	25	66	65

Franchise/License:

	Bad Daddy’s		Good Times		Total
	2025	2024	2025	2024	2025	2024

Colorado	-	-	1	4	1	4
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	3	6	4	7

Results of Operations

Fiscal quarter ended April 1, 2025 (13 weeks) compared to fiscal quarter ended March 26, 2024 (13 weeks):

Net Revenues. Net revenues for the quarter ended April 1, 2025 decreased $1,169,000 or 3.3% to $34,279,000 from $35,448,000 for the quarter ended March 26, 2024. Bad Daddy’s concept revenues decreased $1,592,000 while our Good Times concept revenues increased $423,000 compared to the same prior year quarter.

Bad Daddy’s restaurant sales decreased $1,631,000 to $24,817,000 for the quarter ended April 1, 2025 from $26,448,000 for the quarter ended March 26, 2024. This decrease is a result of the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant, reduced customer traffic, and a negative mix shift attributable to the success of the Company’s smashed patty burgers, all of which are partially offset by menu price increases. The average menu price increase for the fiscal quarter ended April 1, 2025 over the same prior year quarter was approximately 4.7%.

Good Times restaurant sales increased $506,000 to $9,323,000 for the quarter ended April 1, 2025 from $8,817,000 for the quarter ended March 26, 2024. This increase is driven by the prior quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, partially offset by the prior quarter closure of one Good Times restaurant as well as the prior quarter temporary closure of one Good Times restaurant for remodel and reduced customer traffic. Average menu pricing during the fiscal quarter ended April 1, 2025 was the same as during the same prior year quarter.

Franchise and other revenues decreased $44,000 to $139,000 in the quarter ended April 1, 2025 compared to $183,000 in the quarter ended March 26, 2024. This decrease is primarily due to reduced royalties earned and collected due to the previously mentioned Good Times restaurant acquisitions from franchisees.

Same Store Sales

Same store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all Company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales decreased 3.7% during the quarter ended April 1, 2025 compared to the same thirteen-week period ended March 26, 2024, primarily driven by reduced customer traffic as measured compared to the prior year, most significantly during January and February, partially offset by menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales decreased 3.6% during the fiscal quarter ended April 1, 2025 compared to the same thirteen-week period ended March 26, 2024, primarily due to reduced customer traffic driven by significantly unfavorable weather during the quarter compared to the same prior year quarter. There were twenty-seven restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended April 1, 2025 decreased $122,000 to $10,477,000 (30.7% of restaurant sales) from $10,599,000 (30.1% of restaurant sales) for the fiscal quarter ended March 26, 2024.

Bad Daddy’s food and packaging costs were $7,619,000 (30.7% of restaurant sales) for the quarter ended April 1, 2025, down from $8,031,000 (30.4% of restaurant sales) for the quarter ended March 26, 2024. The increase, as a percentage of sales, is primarily attributable to higher purchase prices, primarily in ground beef, though in general throughout the commodity basket, compared to the prior year quarter, partially offset by the impact of a 4.7% increase in menu pricing.

Good Times food and packaging costs were $2,858,000 (30.7% of restaurant sales) for the quarter ended April 1, 2025, up from $2,568,000 (29.1% of restaurant sales) for the quarter ended March 26, 2024. This increase, as a percentage of sales, is primarily attributable to higher purchase prices on food and paper goods, primarily in ground beef cost, compared to the prior year quarter without the benefit of any price increase.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended April 1, 2025 decreased $440,000 to $11,826,000 (34.6% of restaurant sales) from $12,266,000 (34.8% of restaurant sales) for the quarter ended March 26, 2024.

Bad Daddy’s payroll and other employee benefit costs were $8,510,000 (34.3% of restaurant sales) for the quarter ended April 1, 2025 down from $9,172,000 (34.7% of restaurant sales) for the quarter ended March 26, 2024. The $662,000 decrease is primarily attributable to the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant, decreased restaurant sales during the current quarter versus the same quarter in the prior year, decreased manager salaries  , and decreased restaurant-level incentive compensation. As a percent of sales, payroll and employee benefits costs decreased by 0.4% primarily attributable to decreased manager salaries and restaurant-level incentive compensation as well as the impact of a 4.7% increase in menu pricing.

Good Times payroll and other employee benefit costs were $3,316,000 (35.6% of restaurant sales) in the quarter ended April 1, 2025, up from $3,094,000 (35.1% of restaurant sales) in the same prior year period. The $222,000 increase is primarily due to the prior quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, partially offset by the prior quarter closure of one Good Times restaurant. The increase as a percentage of sales is primarily due to higher average wage rates resulting from market forces and the CPI-indexed minimum wage in Denver and the state of Colorado as well as decreased productivity resulting from the de-leveraging impact of lower sales, partially offset by reduced restaurant-level incentive compensation.

Occupancy Costs. Occupancy costs for the quarter ended April 1, 2025 decreased $30,000 to $2,583,000 (7.6% of restaurant sales) from $2,613,000 (7.4% of restaurant sales) for the quarter ended March 26, 2024.

Bad Daddy’s occupancy costs were $1,644,000 (6.6% of restaurant sales) for the quarter ended April 1, 2025, down from $1,743,000 (6.6% of restaurant sales) for the fiscal quarter ended March 26, 2024.

Good Times occupancy costs were $939,000 (10.1% of restaurant sales) for the quarter ended April 1, 2025, up from $870,000 (9.9% of restaurant sales) in the quarter ended March 26, 2024. The increase is primarily due to the prior quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, partially offset by the prior quarter closure of one Good Times restaurant.

Other Operating Costs. Other operating costs for the quarter ended April 1, 2025, increased $23,000 to $5,128,000 (15.0% of restaurant sales) from $5,105,000 (14.5% of restaurant sales) for the quarter ended March 26, 2024.

Bad Daddy’s other operating costs were $3,666,000 (14.8% of restaurant sales) for the quarter ended April 1, 2025 down from $3,895,000 (14.7% of restaurant sales) for the quarter ended March 26, 2024. The $229,000 decrease was primarily attributable to decreased customer delivery and credit card fees as well as the closure of one Bad Daddy’s restaurant during the fourth quarter of fiscal 2024.

Good Times other operating costs were $1,462,000 (15.7% of restaurant sales) in the quarter ended April 1, 2025, up from $1,210,000 (13.7% of restaurant sales) in the quarter ended March 26, 2024. The increase is primarily due to the prior quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, as well as increased repair and maintenance and technology expenses, partially offset by the prior-quarter closure of one Good Times restaurant.

New Store Preopening Costs. There were no preopening costs in the quarters ended April 1, 2025 and March 26, 2024.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended April 1, 2025, increased $70,000 to $996,000 from $926,000 in the quarter ended March 26, 2024.

Bad Daddy’s depreciation and amortization costs for the quarter ended April 1, 2025 increased $18,000 to $758,000 from $740,000 in the quarter ended March 26, 2024.

Good Times depreciation and amortization costs for the quarter ended April 1, 2025 increased $52,000 to $238,000 from $186,000 in the quarter ended March 26, 2024 primarily resulting from the additional depreciation of newly acquired assets.

General and Administrative Costs. General and administrative costs for the quarter ended April 1, 2025, increased $14,000 to $2,578,000 (7.5% of total revenues) from $2,564,000 (7.2% of total revenues) for the quarter ended March 26, 2024.

This increase in general and administrative expenses in the quarter ended April 1, 2025 is primarily attributable to:

●	Increase in health insurance related costs of $158,000
●	Increase in costs associated with multi-unit supervisory roles of $70,000

●	Increase in general travel-related expenses of $52,000
●	Decrease in technology costs of $113,000
●	Decrease in professional services of $32,000
●	Decrease in office expenses of $27,000
●	Net decreases in all other costs of $94,000

Advertising Costs. Advertising costs for the quarter ended April 1, 2025, decreased $119,000 to $705,000 (2.1% of total revenues) from $824,000 (2.3% of total revenues) for the quarter ended March 26, 2024.

Bad Daddy’s advertising costs were $336,000 (1.3% of total revenues) in the quarter ended April 1, 2025 compared to $539,000 (2.0% of total revenues) for the quarter ended March 26, 2024. The decrease is primarily due to social media, printing cost and local store marketing decreases. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $369,000 (3.9% of total revenues) in the quarter ended April 1, 2025 compared to $285,000 (3.2% of total revenues) in the quarter ended March 26, 2024. The increase is primarily related to increases in agency fees and social media, partially offset by decreased marketing research expenses. Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets Costs. The were $494,000 of costs associated with impairments for the fiscal quarter ended April 1, 2025. There were no impairment costs for the fiscal quarter ended March 26, 2024. The current quarter impairment costs are primarily attributable to the impairment of lease right-of-use assets for restaurants generating insufficient income to contribute to rent, and which the Company believes are probable to close at the end of the current lease term; and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants.

(Gain) Loss on Restaurant Asset and Equipment Sales. The net loss on restaurant asset sales and equipment disposals for the quarter ended April 1, 2025 was $6,000, which is composed of a loss of $9,000 on disposal of miscellaneous assets, and $3,000 of deferred gain recognition, compared to a net loss of $4,000 for the quarter ended March 26, 2024, which is composed of a loss of $13,000 on disposal of miscellaneous assets, and $9,000 of deferred gain recognition.

Litigation Contingency Costs. There were no litigation contingency costs in the fiscal quarter ended April 1, 2025. There was $97,000 of income related to adjustment of the Company’s litigation contingency reserve in the fiscal quarter ended March 26, 2024.

(Loss) Income from Operations. Loss from operations was $514,000 in the quarter ended April 1, 2025 compared to income from operations of $644,000 in the quarter ended March 26, 2024.

The change in the (loss) income from operations for the quarter ended April 1, 2025 is primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $56,000 during the quarter ended April 1, 2025, compared with $42,000 during the quarter ended March 26, 2024.

Other Income. No other income was earned in the quarters ended April 1, 2025 and March 26, 2024.

Provision for Income Taxes. The provision for income taxes was $57,000 for the quarter ended April 1, 2025, compared to a $78,000 benefit for the quarter ended March 26, 2024.

Net (Loss) Income. Net loss was $627,000 for the quarter ended April 1, 2025, compared to net income of $680,000 in the quarter ended March 26, 2024.

The change from the quarter ended April 1, 2025 to the quarter ended March 26, 2024 was primarily attributable to the matters discussed in the relevant sections above.

(Loss) Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ share of income in the Good Times joint-venture restaurants.

For the quarter ended April 1, 2025, the loss attributable to non-controlling interests was $3,000 compared to income of $62,000 for the quarter ended March 26, 2024. The $65,000 decrease is due to decreased profitability of the restaurants involved in the limited partnership with a non-controlling partner.

Fiscal two quarters ended April 1, 2025 (27 weeks) compared to fiscal two quarters ended March 26, 2024 (26 weeks):

Net Revenues. Net revenues for the two quarters ended April 1, 2025 increased $2,007,000, or 2.9%, to $70,612,000 from $68,605,000 for the two quarters ended March 26, 2024. Bad Daddy’s concept revenues increased $581,000 while our Good Times concept revenues increased $1,426,000.

Bad Daddy’s restaurant sales increased $327,000 to $50,895,000 for the two quarters ended April 1, 2025 from $50,568,000 for the two quarters ended March 26, 2024. This increase is due to an additional week in the first fiscal quarter versus the prior year first fiscal quarter and menu price increases, partially offset by the closure of one Bad Daddy’s restaurant during the fourth quarter of fiscal 2024, by reduced customer traffic, primarily in January and February and by negative mix shift attributable to the success of the Company’s smashed patty. The average menu price increase for the two quarters ended April 1, 2025 over the same prior year quarters was approximately 4.6%.

Good Times restaurant sales increased $1,567,000 to $19,210,000 for the two quarters ended April 1, 2025 from $17,643,000 for the two quarters ended March 26, 2024. This increase is driven by the prior quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, an additional week in the first fiscal quarter versus the prior year first fiscal quarter, partially offset by the prior quarter closure of one Good Times restaurant as well as the prior quarter temporary closure of one Good Times restaurant for remodel and reduced customer traffic. The average menu price increase for the two quarters ended April 1, 2025 over the same prior year quarters was approximately 2.0%.

Franchise and other revenues increased $113,000   to $507,000 in the two quarters ended April 1, 2025 compared to $394,000 in the two quarters ended March 26, 2024. This increase is primarily due to an increase in gift card breakage, partially offset by reduced royalties earned and collected due to the aforementioned Good Times restaurant acquisitions from franchisees.

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

Bad Daddy’s same store restaurant sales decreased 1.1% during the two quarters ended April 1, 2025 compared to the same two quarters ended March 26, 2024, primarily driven by reduced customer traffic, partially offset by menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales decreased 1.9% during the two quarters ended April 1, 2025 compared to the same two quarters ended March 26, 2024, primarily due to traffic decreases, predominately associated with unfavorable weather during the second fiscal quarter, as compared to the same-prior year quarter. There were twenty-seven restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the two quarters ended April 1, 2025 increased $914,000 to $21,840,000 (31.2% of restaurant sales) from $20,926,000 (30.7% of restaurant sales) for the two quarters ended March 26, 2024.

Bad Daddy’s food and packaging costs were $15,834,000 (31.1% of restaurant sales) for the two quarters ended April 1, 2025, up from $15,640,000 (30.9% of restaurant sales) for the two quarters ended March 26, 2024. This increase is primarily attributable to an additional week in the first fiscal quarter versus the prior year first fiscal quarter and higher purchase prices on food and paper goods, most significantly ground beef, partially offset by the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant and lower restaurant sales during the second fiscal quarter 2025 versus the second fiscal quarter 2024. The increase, as a percent of sales, is primarily attributable to higher purchase prices of food and paper goods, partially offset by the impact of a 4.6% average increase in menu pricing compared to the prior year-to-date period.

Good Times food and packaging costs were $6,006,000 (31.3% of restaurant sales) for the two quarters ended April 1, 2025, up from $5,286,000 (30.0% of restaurant sales) for the two quarters ended March 26, 2024. This increase is primarily attributable to the prior quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, and an additional week in the first fiscal quarter versus the prior year first fiscal quarter. The increase as a percent of sales is primarily attributable to higher purchase prices on food and paper goods, most significantly ground beef, partially offset by the impact of a 2.0% average increase in menu pricing compared to the prior year-to-date period.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the two quarters ended April 1, 2025 increased $719,000 to $24,609,000 (35.1% of restaurant sales) from $23,890,000 (35.0% of restaurant sales) for the two quarters ended March 26, 2024.

Bad Daddy’s payroll and other employee benefit costs were $17,667,000 (34.7% of restaurant sales) for the two quarters ended April 1, 2025 down from $17,813,000 (35.2% of restaurant sales) for the two quarters ended March 26, 2024. The $146,000 decrease is primarily attributable to the fourth fiscal quarter   2024 closure of one Bad Daddy’s restaurant, lower restaurant sales during the second fiscal quarter 2025 versus the second fiscal quarter 2024 as well as decreased manager salaries and restaurant-level incentive compensation, partially offset by an additional week in the first fiscal quarter versus the prior year first fiscal quarter. As a percent of sales, payroll and employee benefits costs decreased by 0.5% primarily attributable to decreased manager salaries and incentive compensation as well as the impact of the 4.6% increase in average menu pricing.

Good Times payroll and other employee benefit costs were $6,942,000 (36.1% of restaurant sales) in the two quarters ended April 1, 2025, up from $6,077,000 (34.4% of restaurant sales) in the same prior year period. The $865,000 increase is primarily attributable to the prior quarter acquisition of two Good Times restaurants, and the third fiscal quarter   2024 acquisition of one Good Times restaurant, previously owned by franchisees, and an additional week in the first fiscal quarter versus the prior year first fiscal quarter, partially offset by the prior quarter closure of one Good Times restaurant. As a percent of sales, payroll and employee benefits costs increased by 1.7% primarily attributable to decreased labor productivity and higher average wage rates.

Occupancy Costs. Occupancy costs for the two quarters ended April 1, 2025 increased $148,000 to $5,266,000 (7.5% of restaurant sales) from $5,118,000 (7.5% of restaurant sales) for the two quarters ended March 26, 2024.

Bad Daddy’s occupancy costs were $3,378,000 (6.6% of restaurant sales) for the two quarters ended April 1, 2025, down from $3,461,000 (6.8% of restaurant sales) for the two quarters ended March 26, 2024.

Good Times occupancy costs were $1,888,000 (9.8% of restaurant sales) in the two quarters ended April 1, 2025, up from $1,657,000 (9.4% of restaurant sales) in the two quarters ended March 26, 2024. The increase was primarily due to the prior quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024   acquisition of one Good Times restaurant, previously owned by franchisees, as well as increased property tax as a result of higher property values, partially offset by the prior quarter closure of one Good Times restaurant.

Other Operating Costs. Other operating costs for the two quarters ended April 1, 2025, increased $301,000 to $10,134,000 (14.5% of restaurant sales) from $9,833,000 (14.4% of restaurant sales) for the two quarters ended March 26, 2024.

Bad Daddy’s other operating costs were $7,357,000 (14.5% of restaurant sales) for the two quarters ended April 1, 2025 down from $7,476,000 (14.8% of restaurant sales) for the two quarters ended March 26, 2024. The $119,000 decrease is primarily attributable to the fourth fiscal quarter   2024 closure of one Bad Daddy’s restaurant and a decrease in customer delivery and credit card fees, partially offset by costs associated with an additional week in the first fiscal quarter versus the prior year first fiscal quarter as well as higher utility expenses.

Good Times other operating costs were $2,777,000 (14.5% of restaurant sales) in the two quarters ended April 1, 2025, up from $2,357,000 (13.4% of restaurant sales) in the two quarters ended March 26, 2024. The increase is primarily attributable to the prior quarter acquisition of two Good Times restaurants, and the third fiscal quarter 2024   acquisition of one Good Times restaurant, previously owned by franchisees, and an additional week in the first fiscal quarter versus the prior year first fiscal quarter as well as increased repair and maintenance and technology expenses, partially offset by the prior quarter closure of one Good Times restaurant.

New Store Preopening Costs. For the two quarters ended April 1, 2025, preopening costs were $8,000 compared to no preopening costs for the two quarters ended March 26, 2024. The current fiscal year costs primarily relate to training costs incurred as part of our two Good Times restaurant acquisitions.

Depreciation and Amortization Costs. Depreciation and amortization costs for the two quarters ended April 1, 2025, increased $161,000 to $2,014,000 from $1,853,000 ended for the two quarters ended March 26, 2024.

Bad Daddy’s depreciation and amortization costs for the two quarters ended April 1, 2025 increased $42,000 to $1,533,000 from $1,491,000 in the two quarters ended March 26, 2024.

Good Times depreciation and amortization costs for the two quarters ended April 1, 2025 increased $119,000 to $481,000 from $362,000 in the two quarters ended March 26, 2024.

General and Administrative Costs. General and administrative costs for the two quarters ended April 1, 2025, increased $264,000 to $5,166,000 (7.3% of total revenues) from $4,902,000 (7.1% of total revenues) for the two quarters ended March 26, 2024.

This increase in general and administrative expenses in the two quarters ended April 1, 2025 is primarily attributable to:

●	Increase in costs associated with multi-unit supervisory roles of $179,000
●	Increase in home office payroll and benefits costs of $88,000
●	Increase in general travel-related costs of $83,000
●	Increase in health insurance related costs $80,000
●	Increase in professional services of $61,000
●	Decrease in technology costs of $163,000
●	Decrease in recruiting and training related costs of $36,000
●	Decrease in other costs of $28,000

Advertising Costs. Advertising costs for the two quarters ended April 1, 2025, decreased to $1,569,000   (2.2% of total revenues) from $1,916,000 (2.8% of total revenues) for the two quarters ended March 26, 2024.

Bad Daddy’s advertising costs were $957,000 (1.9% of total revenues) for the two quarters ended April 1, 2025 compared to $1,269,000 (2.5% of total revenues) for the two quarters ended March 26, 2024. The decrease is primarily due to a reduction of commission earned by third parties on gift cards sold through large-box retailers as well as decreased social media and local store marketing expenses. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $612,000 (3.2% of total revenues) in the two quarters ended April 1, 2025 compared to $647,000 (3.6% of total revenues) in the two quarters ended March 26, 2024. The decrease is primarily due to decreased radio and research expenses, partially offset by increased social media expenses. Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets Costs. There were $494,000 of costs associated with impairments for the two quarters ended April 1, 2025. There were no impairment costs for the two quarters ended March 26, 2024. The current year impairment costs are primarily attributable to the impairment of lease right-of-use assets and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants.

(Gain) Loss on Restaurant Asset and Equipment Sales.   The net gain on restaurant asset sales and equipment disposals for the two quarters ended April 1, 2025 was $51,000, which is composed of a net gain of $43,000 on disposal of miscellaneous assets and $8,000 of deferred gain recognition, compared to a net gain of $6,000 for the two quarters ended March 26, 2024, which is composed of a loss of $13,000 on disposal of miscellaneous assets and $19,000 of deferred gain recognition.

Litigation Contingency Costs. There were no litigation contingency costs in the two fiscal quarters ended April 1, 2025. There was $97,000 of income related to the adjustment of the Company’s litigation contingency reserve in the two quarters ended March 26, 2024. This adjustment was due to the recognition of $235,000 in contingent liabilities related to routine course of business claims as well as the reversal of our previous contingency reserve of $332,000.

(Loss) Income from Operations.    Loss from operations was $437,000 in the two quarters ended April 1, 2025 compared to income from operations of $270,000 in the two quarters ended March 26, 2024.

The change in the (loss) income from operations for the two quarters ended April 1, 2025 is due primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $102,000 during the two quarters ended April 1, 2025, compared with $74,000 during the two quarters ended March 26, 2024.

Other Income. There was $140,000 of other income for the two quarters ended April 1, 2025, related to the termination of an agreement in connection with the Company’s management services, and lease negotiations on behalf of a former franchisee, with respect to real estate previously subleased to a third party by the former franchisee. No other income was earned in the two quarters ended March 26, 2024.

Provision for Income Taxes. The provision for income taxes was $54,000 for the two quarters ended April 1, 2025, compared to a $1,000 benefit for the two quarters ended March 26, 2024.

Net (Loss) Income. Net loss was $453,000 for the two quarters ended April 1, 2025 compared to net income of $197,000 in the two quarters ended March 26, 2024.

The change from the two quarters ended April 1, 2025 to the two quarters ended March 26, 2024 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ share of income in the Good Times joint-venture restaurants.

For the two quarters ended April 1, 2025, the income attributable to non-controlling interests was $7,000 compared to $135,000 for the two quarters ended March 26, 2024. The $128,000 decrease is due to decreased profitability during the two quarters of the restaurants involved in the partnership.

Adjusted EBITDA

EBITDA is defined as net (loss) income before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA plus non-cash stock-based compensation expense, preopening expense, non-recurring acquisition costs, asset impairment costs, and non-cash disposal of assets. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplemental measure. You should review the reconciliation of net (loss) income to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business:

	Quarter Ended		Year-to-Date
	April 1, 2025 (13 Weeks)	March 26, 2024 (13 Weeks)	April 1, 2025 (27 Weeks)	March 26, 2024 (26 Weeks)
Adjusted EBITDA:
Net (Loss) Income, as reported	$(624)	$618	$(460)	$62
Depreciation and amortization	1,005	929	2,021	1,858
Interest expense, net	56	42	102	74
Provision for income taxes	57	(78)	54	(1)
EBITDA	494	1,511	1,717	1,993
Non-cash stock-based compensation (1)	30	40	65	78
Preopening expense (2)	-	-	8	-
Asset impairment (3)	494	-	494	-
Loss (gain) on restaurant and equipment asset sales (4)	3	4	(53)	(6)
Litigation contingencies	-	(97)	-	(97)
Adjusted EBITDA	$1,021	$1,458	$2,231	$1,968

(1)	Represents non-cash stock-based compensation as described in Note 14 to the unaudited condensed consolidated financial statements.
(2)	Represents expenses directly associated with the opening of new or acquired restaurants, including preopening rent.
(3)	Represents costs recognized in connection with the asset impairment charges described in Note 12 to the unaudited condensed consolidated financial statements.
(4)	Represents deferred gains on previous sale-leaseback transactions on two Good Times restaurants as well as (gains) losses on miscellaneous equipment disposals.

Depreciation and amortization and (gain) loss on restaurant and equipment asset sales have been adjusted for any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital. As of April 1, 2025, we had a working capital deficit of $9,504,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days.  Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2025.  We anticipate any commitments in fiscal 2025 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

See Part II, Item 2 of this filing for a discussion of the Company’s share repurchase program.

Financing

For a discussion of the Company’s financing arrangements (including the Cadence Credit Facility), refer to Note 8 of the unaudited condensed consolidated financial statements included in this report.

Cash Flows

	Year-to-Date Period Ended
	April 1, 2025	March 26, 2024

Net cash provided by operating activities	$196	$1,515
Net cash used in investing activities	(2,662)	(1,063)
Net cash provided by (used in) financing activities	1,325	(634)
Net change in cash and cash equivalents	$(1,141)	$(182)

Operating Cash Flows. Net cash from operating activities decreased by $1,319,000 as of the fiscal period ended April 1, 2025 compared to the fiscal period ended March 26, 2024. Operating cash flows were negatively impacted by increased pre-paid rent resulting from the full payment of April rent (compared to the prior year during which rent had been paid through the end of March) as well as decreased accrued and other liabilities, as presented on the Condensed Consolidated Statements of Cash Flows.

Investing Cash Flows. Net cash used in investing activities for the two quarters ended April 1, 2025 and March 26, 2024 were $2,662,000 and $1,063,000, respectively, which primarily reflect the purchases of property and equipment in each period as well as the acquisition in the first quarter of fiscal 2025 of two Good Times restaurants previously owned by a franchisee.

Financing Cash Flows. Net cash provided by financing activities for the two quarters ended April 1, 2025 was $1,325,000, which includes proceeds from long-term debt of $2,250,000, payments of long-term debt of $517,000, distributions to non-controlling interests of $47,000, cash settlement of restricted stock units of $58,000, and $303,000 of payments for the repurchase of common stock under the Company’s share repurchase program.

Net cash used in financing activities for the two quarters ended March 26, 2024 was $634,000, which includes proceeds from long-term debt of $1,000,000, payments of long-term debt of $500,000, distributions to non-controlling interests of $50,000, and $1,084,000 of payments for the repurchase of common stock under the Company’s share repurchase program.

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

We have historically used menu price increases to manage profitability in times of inflation, however consumer preferences and the relative pricing of competitors may prevent us from raising prices sufficiently to offset the significant increases in labor costs, particularly in Colorado where wage pressures are caused by both statutory and market forces.

Seasonality

Revenues of the Company are subject to seasonal fluctuations based on weather conditions adversely affecting Colorado restaurant sales primarily during the months of December, January, February, and March, which affect both of the Company’s brands, though increasingly winter weather events have impacted our restaurants outside of Colorado. The Company’s Bad Daddy’s restaurants typically experience seasonal reductions in revenues between the months of November and January resulting from general consumer spending patterns.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)    of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance and Accounting (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2025.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 1, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023, decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On March 1, 2024, the court of appeals issued a ruling affirming the trial court’s dismissal of the plaintiffs’ claims and reversed the trial court’s previous dismissal of Good Times’ own claim for the plaintiffs’ breach of their covenant not to sue Good Times. The court of appeals ordered that Good Times’ counterclaim be remanded to the trial court for further consideration. Due to this favorable decision, during the quarter ended March 26, 2024 we reversed our previous contingency reserve of $332,000. The plaintiffs petitioned the court of appeals for rehearing on its reversal of the trial court’s dismissal of Good Times’ counterclaim. On June 20, 2024, the court of appeals affirmed its previous reversal of the trial court’s dismissal of Good Times’ counterclaim. The trial court will now consider the issue of White Winston’s liability to Good Times. The amount of Good Times’ claimed damages (which consists substantially of its prior legal fees) exceeds $3 million. The trial court ordered the parties to submit briefing on the issue of Good Times’ damages claim. On April 11, 2025 the Court-appointed special master issued a recommendation that Good Times recover damages in the amount of $3.826 million plus pre- and post-judgment interest. White Winston has indicated it will object to this recommendation. The Court has not yet entered a final judgment concerning Good Times’ damages. While Good Times plans to vigorously pursue this remaining claim to conclusion, there is no assurance that it will be successful and, even if it is successful, its recovery may be less than such claimed damages amount.

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are contained in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended September 24, 2024 filed with the SEC on December 12, 2024 as supplemented by Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024 filed with the SEC on February 6, 2025. There have been no material changes from the risk factors disclosed in the aforementioned filings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. On December 9, 2024 the Company’s Board of Directors authorized the purchase of another $2.0 million of common stock, bringing the total authorization for share repurchases to $7.0 million. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of April 1, 2025 the Company has purchased 1,784,678 shares of its common stock pursuant to the share repurchase plan leaving approximately $2,050,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the fiscal quarter ended April 1, 2025 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

01/01/25 – 01/28/25	12,673	$2.52	12,673
01/29/25 – 02/25/25	18,390	$2.52	18,390
02/26/25 – 04/01/25	23,772	$2.47	23,772
Total	54,835		54,835	$2,050,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended April 1, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
DATE: May 8, 2025

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Keri A. August Senior Vice President of Finance and Accounting (Principal Financial Officer)

