Form 10-Q
period 2025-07-01
Good Times Restaurants Inc.
filed 2025-08-07
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 1, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

As of July 29, 2025, there were 10,549,508 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

Form 10-Q

Quarter Ended July 1, 2025

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	July 1, 2025	September 24, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,138	$3,853
Inventories	1,438	1,419
Receivables	853	890
Prepaid expenses and other	1,070	395
Total current assets	6,499	6,557

PROPERTY AND EQUIPMENT:
Land and land improvements	1,113	1,113
Buildings	4,841	4,990
Leasehold improvements	38,735	39,610
Fixtures and equipment	30,249	34,814
Total property and equipment	74,938	80,527
Less accumulated depreciation and amortization	(52,228)	(57,730)
Total net property and equipment	22,710	22,797

OTHER ASSETS:
Operating lease right-of-use assets, net	33,990	35,671
Deferred tax assets, net	12,516	12,207
Deposits and other assets	422	273
Trademarks	3,900	3,900
Goodwill	5,713	5,713
Total other assets	56,541	57,764

TOTAL ASSETS	$85,750	$87,118

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,725	$3,059
Current portion of operating lease liabilities	6,268	6,161
Other accrued liabilities	5,931	6,437
Current maturities of long-term debt	32	30
Total current liabilities	14,956	15,687
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	2,316	842
Operating lease liabilities, net of current portion	34,583	37,396
Deferred and other liabilities	85	105
Total long-term liabilities	36,984	38,343

SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of July 1, 2025 and September 24, 2024	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,977,433 issued; and 10,565,108 and 10,712,367 outstanding as of July 1, 2025 and September 24, 2024, respectively	13	13
Capital contributed in excess of par value	56,867	56,835
Treasury stock, at cost; 2,412,325 and 2,265,066 shares as of July 1, 2025 and September 24, 2024, respectively	(7,219)	(6,855)
Accumulated deficit	(16,595)	(17,622)
Total Good Times Restaurants Inc. shareholders’ equity	33,066	32,371
Non-controlling interests	744	717
Total shareholders’ equity	33,810	33,088

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,750	$87,118

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	July 1, 2025 (13 Weeks)	June 25, 2024 (13 Weeks)	July 1, 2025 (40 Weeks)	June 25, 2024 (39 Weeks)
NET REVENUES:
Restaurant sales	$36,869	$37,742	$106,974	$105,953
Franchise and other revenues	156	208	663	601
Total net revenues	37,025	37,950	107,637	106,554

RESTAURANT OPERATING COSTS:
Food and packaging costs	11,358	11,698	33,198	32,624
Payroll and other employee benefit costs	12,647	12,635	37,256	36,525
Restaurant occupancy costs	2,492	2,580	7,758	7,698
Other restaurant operating costs	5,402	5,195	15,536	15,028
Preopening costs	-	-	8	-
Depreciation and amortization	982	960	2,996	2,813
Total restaurant operating costs	32,881	33,068	96,752	94,688

General and administrative costs	2,174	2,688	7,340	7,824
Advertising costs	741	749	2,310	2,665
Impairment of long-lived assets and ROU assets	-	199	494	199
(Gain) loss on restaurant and equipment asset sales	(4)	18	(55)	12
Litigation contingencies	-	-	-	(332)
Total costs and expenses	35,792	36,722	106,841	105,056

INCOME FROM OPERATIONS	1,233	1,228	796	1,498

OTHER (EXPENSE) INCOME:
Interest and other expense, net	(51)	(27)	(153)	(101)
Other income	-	-	140	-
Total other (expense) income	(51)	(27)	(13)	(101)

NET INCOME BEFORE INCOME TAXES	1,182	1,201	783	1,397

Provision for income taxes	363	197	309	198

NET INCOME	$1,545	1,398	$1,092	1,595
Income attributable to non-controlling interests	(58)	(77)	(65)	(212)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,487	$1,321	$1,027	$1,383

NET INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$0.14	$0.12	$0.10	$0.12
Diluted	$0.14	$0.12	$0.10	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,582,491	10,933,758	10,632,434	11,149,181
Diluted	10,661,491	11,034,487	10,711,434	11,246,353

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date July 1, 2025

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2024	2,265,066	$(6,855)	10,712,367	$13	$56,835	$717	$(17,622)	$33,088

Stock-based compensation cost	-	-	-	-	35	-	-	35
Repurchases of common stock	59,125	(164)	(59,125)	-	-	-	-	(164)
Non-controlling interests:
Income	-	-	-	-	-	10	-	10
Distributions	-	-	-	-	-	(42)	-	(42)
Net income attributable to Good Times Restaurants Inc.	-	-	-	-	-	-	164	164

BALANCES, December 31, 2024	2,324,191	$(7,019)	10,653,242	$13	$56,870	$685	$(17,458)	$33,091

Stock-based compensation cost	-	-	-	-	30	-	-	30
Cash-settled restricted stock units					(58)			(58)
Repurchases of common stock	54,835	(139)	(54,835)	-	-	-	-	(139)
Non-controlling interests:
Loss	-	-	-	-	-	(3)	-	(3)
Distributions	-	-	-	-	-	(5)	-	(5)
Net loss attributable to Good Times Restaurants Inc.	-	-	-	-	-	-	(624)	(624)

BALANCES, April 1, 2025	2,379,026	$(7,158)	10,598,407	$13	$56,842	$677	$(18,082)	$32,292

Stock-based compensation cost	-	-	-	-	25	-	-	25
Repurchases of common stock	33,299	(61)	(33,299)	-	-	-	-	(61)
Non-controlling interests:
Income	-	-	-	-	-	58	-	58
Contributions	-	-	-	-	-	9	-	9
Net income attributable to Good Times Restaurants Inc.	-	-	-	-	-	-	1,487	1,487

BALANCES, July 1, 2025	2,412,325	$(7,219)	10,565,108	$13	$56,867	$744	$(16.595)	$33,810

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date June 25, 2024

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 26, 2023	1,530,846	$(4,908)	11,446,587	$13	$56,701	$423	$(19,235)	$32,994

Stock-based compensation cost	-	-	-	-	38	-	-	38
Repurchases of common stock	160,772	(438)	(160,772)	-	-	-	-	(438)
Non-controlling interests:
Income	-	-	-	-	-	73	-	73
Distributions	-	-	-	-	-	(29)	-	(29)
Net loss attributable to Good Times Restaurants Inc.	-	-	-	-	-	-	(556)	(556)

BALANCES, December 26, 2023	1,691,618	$(5,346)	11,285,815	$13	$56,739	$467	$(19,791)	$32,082

Stock-based compensation cost	-	-	-	-	40	-	-	40
Repurchases of common stock	252,496	(646)	(252,496)	-	-	-	-	(646)
Non-controlling interests:
Income	-	-	-	-	-	62	-	62
Distributions	-	-	-	-	-	(21)	-	(21)
Net income attributable to Good Times Restaurants Inc.	-	-	-	-	-	-	618	618

BALANCES, March 26, 2024	1,944,114	$(5,992)	11,033,319	$13	$56,779	$508	$(19,173)	$32,135

Stock-based compensation cost	-	-	-	-	28	-	-	28
Repurchases of common stock	263,516	(705)	(263,516)	-	-	-	-	(705)
Non-controlling interests:
Contributions	-	-	-	-	-	200	-	200
Income	-	-	-	-	-	77	-	77
Distributions	-	-	-	-	-	(38)	-	(38)
Net income attributable to Good Times Restaurants Inc.	-	-	-	-	-	-	1,321	1,321

BALANCES, June 25, 2024	2,207,630	$(6,697)	10,769,803	$13	$56,807	$747	$(17,852)	$33,018

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date (40 Weeks)
	July 1, 2025	June 25, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,092	$1,595

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,071	2,883
Net change in operating lease right-of-use assets and liabilities	(1,461)	(544)
Recognition of deferred gain on sale of restaurant building	(10)	(29)
Impairment of long-lived assets	494	199
Loss on disposal of assets	38	30
Stock-based compensation expense	90	106
Provision for income taxes	(309)	(198)
Changes in operating assets and liabilities:
Receivables and prepaids	(645)	(514)
Inventories	2	(27)
Deposits and other	(126)	18
Accounts payable	(249)	276
Deferred income	(82)	138
Accrued and other liabilities	(444)	803
Net cash provided by operating activities	1,461	4,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(2,765)	(2,282)
Acquisition of restaurants from franchisees, net of cash acquired	(504)	(534)
Proceeds from sale of fixed assets	77	14
Net cash used in investing activities	(3,192)	(2,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	2,250	1,380
Payments on long-term debt	(774)	(1,000)
Repurchases of common stock	(364)	(1,789)
Payments for restricted stock vesting settled in cash	(58)	-
Contributions from non-controlling interests	9	200
Distributions to non-controlling interests	(47)	(88)
Net cash provided by (used in) financing activities	1,016	(1,297)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(715)	637
CASH AND CASH EQUIVALENTS, beginning of period	3,853	4,182
CASH AND CASH EQUIVALENTS, end of period	$3,138	$4,819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$161	$69
Change in accounts payable attributable to the purchase of property and equipment	$85	$(23)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of July 1, 2025 and the results of its operations and its cash flows for the fiscal quarters ended July 1, 2025 and June 25, 2024. Operating results for the fiscal quarter ended July 1, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. The condensed consolidated balance sheet as of July 1, 2025 is derived from the audited financial statements but does not include all disclosures required by GAAP. As a result, these condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended September 24, 2024.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended July 1, 2025 and June 25, 2024 each consisted of 13 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income.

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. Contributions to the Advertising Funds from our franchisees were $52,000 and $144,000 for the three quarters ended July 1, 2025 and June 25, 2024, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, payments due from third party delivery and online ordering partners, and payments due to us for sales of gift cards to third party retailers.

Receivables consist of the following as of:

	July 1, 2025	September 24, 2024
Vendor rebates and incentives	$374	$437
Third party delivery partners	337	280
Third party retailers	80	120
Franchise and other	62	53
Total	$853	$890

Note 2.	Recent Accounting Pronouncements

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

The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and has historically been immaterial to our overall financial statements, and breakage for cards sold under the Good Times brand has continued to be so. During the first quarter of fiscal 2022, the Company sold Bad Daddy’s gift cards with significant aggregate value through third-party retail partners, many of which were unredeemed as of July 1, 2025 and for which breakage was recognized during the three quarters ended July 1, 2025 based upon the Company’s existing policy for breakage recognition. Breakage in the amount of $275,000 and $33,000 was included in Franchise and other revenues in the three fiscal quarters ended July 1, 2025 and June 25, 2024, respectively.

The Company operates a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the reward program is immaterial to the Company’s financial statements for the periods ended July 1, 2025 and June 25, 2024.

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

Note 4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following as of:

	July 1, 2025	September 24, 2024
Prepaid insurance	$307	$-
Prepaid software licenses and maintenance contracts	264	241
Prepaid common area rental expenses	165	17
Prepaid licenses and permits	72	49
Other	262	88
Total	$1,070	$395

Note 5.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of July 1, 2025 and September 24, 2024 (in thousands):

	July 1, 2025			September 24, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

The Company had no goodwill impairment losses in the periods presented in the above table.

Note 6.	Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	July 1, 2025	September 24, 2024

Wages and other employee benefits	$2,253	$2,681
Taxes, other than income taxes	1,450	1,318
Gift card liability, net of breakage	1,341	1,460
General expense accrual and other	887	978
Total	$5,931	$6,437

Note 7.	Notes Payable and Long-Term Debt

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

As of July 1, 2025, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 7.41%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $299,000 and is amortizing these costs over the term of the credit agreement. As of July 1, 2025, the unamortized balance of these fees was $75,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of July 1, 2025, there were $2,000,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of July 1, 2025, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $5,990,000 of committed funds available.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company, is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of July 1, 2025, the outstanding principal balance on the Parker Promissory Note was $348,000. Annual principal maturities over the next five years are approximately $35,000 each year.

Total interest expense on notes payable was $49,000 and $24,000 for the quarters ended July 1, 2025 and June 25, 2024, respectively.

Note 8.	Earnings per Common Share

Our basic earnings per share calculation is computed based on the weighted-average number of common shares outstanding. Our diluted earnings per share calculation is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities for this calculation consist of in-the-money outstanding stock options and restricted stock units (which were assumed to have been exercised at the average market price of the common shares during the reporting period). The treasury stock method is used to measure the dilutive impact of in-the-money stock options.

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	July 1, 2025	June 25, 2024	July 1, 2025	June 25, 2024
Weighted-average shares outstanding basic	10,582,491	10,933,758	10,632,434	11,149,181
Effect of potentially dilutive securities:
Stock options	-	11,479	-	7,922
Restricted stock units	79,000	89,250	79,000	89,250
Weighted-average shares outstanding diluted	10,661,491	11,034,487	10,711,434	11,246,353
Excluded from diluted weighted average shares outstanding:
Antidilutive	436,049	345,623	436,049	345,623

Note 9.	Contingent Liabilities and Liquidity

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

Components of operating lease costs are as follows for the fiscal quarters ended July 1, 2025 and June 25, 2024:

Lease cost	Classification	July 1, 2025	June 25, 2024
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,832	$1,876
Variable lease cost	Occupancy	11	19
Sublease income	Occupancy	(123)	(132)
		$1,720	$1,763

Weighted average lease term and discount rate are as follows:

	July 1, 2025	June 25, 2024
Weighted average remaining lease term (in years)	6.82	7.52

Weighted average discount rate	5.3%	5.2%

Supplemental cash flow disclosures:

	July 1, 2025	June 25, 2024
Cash paid for operating lease liabilities	$6,053	$5,817

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$1,086	$933

Future minimum rent payments for our operating leases as of July 1, 2025 are as follows:

Total
One Year	$8,316
Two Years	8,112
Three Years	7,493
Four Years	6,218
Five Years	5,372
Thereafter	13,481
Total minimum lease payments	48,992
Less: imputed interest	(8,141)
Present value of lease liabilities	$40,851

The future minimum rental amounts above exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent in accordance with GAAP which generally results in total base rent expense being recognized on a straight-line basis.

Note 11.	Impairment of Long-Lived Assets and Trademarks

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

There were impairments of $494,000 in the three quarters ended July 1, 2025, related primarily to lease right-of-use assets for restaurants generating insufficient income to contribute to rent, and which the Company believes are probable to close at the end of the current lease term; and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants. There were $199,000 of impairments of long-lived assets recorded in the three fiscal quarters ended June 25, 2024.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required for the acquired trademarks as of July 1, 2025 and June 25, 2024.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times and (2) Bad Daddy’s . As of July 1, 2025 and June 25, 2024, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit.

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

The Company’s effective income tax rate for the three periods ended July 1, 2025 was (37.44%), a decrease from the effective income tax rate of (15.21%) for the three periods ended June 25, 2024. The Company’s effective tax rate for the nine periods ended July 1, 2025 was (43.04%), a decrease from an effective income tax rate of (15.09%) for the nine periods ended June 25, 2024. The change is primarily due to a decrease in ordinary income from continuing operations before income taxes (or benefits), while the benefit associated with income tax credits stayed consistent.

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company’s tax years corresponding to the Company’s fiscal years 2021 through 2024 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of July 1, 2025.

Note 13.	Shareholders’ Equity

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

For the quarters ended July 1, 2025 and June 25, 2024, we recognized $25,000 and $28,000 respectively, related to our stock-based compensation arrangements. Our net income for the three quarters ended July 1, 2025 and June 25, 2024 includes $90,000 and $106,000, respectively, of compensation costs related to our stock-based compensation arrangements.

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

The following table summarizes the activity in non-controlling interests during the three quarters ended July 1, 2025 (in thousands):

Total
Balance at September 24, 2024	$717
Income	65
Contributions	9
Distributions	(47)
Balance at July 1, 2025	$744

Non-controlling interests at the end of the quarter consisted of one joint-venture partnership involving six Good Times restaurants, in which the Company is the general partner and owns a 50.0% interest.

Note 14.	Segment Reporting

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

The following tables present information about our reportable segments for the respective periods (in thousands):

	Quarter Ended		Year-to-Date
	July 1, 2025 (13 Weeks)	June 25, 2024 (13 Weeks)	July 1, 2025 (40 Weeks)	June 25, 2024 (39 Weeks)
Revenues:
Bad Daddy’s	$26,623	$27,417	$77,927	$78,140
Good Times	10,402	10,533	29,710	28,414
	$37,025	$37,950	$107,637	$106,554
Income (loss) from operations:
Bad Daddy’s	$1,139	$388	$1,272	$7
Good Times	94	840	(476)	1,491
	$1,233	$1,228	$796	$1,498
Capital expenditures:
Bad Daddy’s	$74	$481	$928	$968
Good Times	395	1,264	2,200	1,871
	$469	$1,745	$3,128	$2,839

	July 1, 2025	September 24, 2024
Property and equipment, net:
Bad Daddy’s	$15,946	$17,418
Good Times	6,764	5,379
	$22,710	$22,797
Total assets:
Bad Daddy’s	$61,485	$62,619
Good Times	24,265	24,499
	$85,750	$87,118

Note 15.	Subsequent Event

On July 4, 2025, the U.S. enacted H.R.1, referred to as the One Big Beautiful Bill Act (OBBBA). OBBBA includes a broad range of tax reform provisions, including the extension or modification of certain Tax Cuts and Jobs Act provisions, as well as provisions allowing accelerated tax deductions for qualified property and research expenditures. Effective dates for individual provisions of the legislation range from 2025 through 2027. The Company is assessing the effects of the legislation on its income tax provision calculations but does not expect that the legislation will have a material impact on the Company's consolidated financial statements. As the legislation was signed into law after July 1, 2025, it had no impact on the Company's operating results for the fiscal period ended July 1, 2025.

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

Restaurant Locations. As of July 1, 2025, we operated, franchised, or licensed a total of forty Bad Daddy’s and thirty Good Times. The following table presents the number of restaurants operating at the end of the fiscal quarters ended July 1, 2025 and June 25, 2024.

Company-Owned/Co-Developed:

	Bad Daddy’s		Good Times		Total
	2025	2024	2025	2024	2025	2024
Alabama	3	3	-	-	3	3
Colorado	10	11	27	26	37	37
Georgia	5	5	-	-	5	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	39	40	27	26	66	66

Franchise/License:

	Bad Daddy’s		Good Times Burgers		Total
	2025	2024	2025	2024	2025	2024
Colorado	-	-	1	3	1	3
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	3	5	4	6

Results of Operations

Fiscal quarter ended July 1, 2025 (13 weeks) compared to fiscal quarter ended June 25, 2024 (13 weeks):

Net Revenues. Net revenues for the fiscal quarter ended July 1, 2025 decreased $925,000 or 2.4% to $37,025,000 from $37,950,000 for the fiscal quarter ended June 25, 2024. Bad Daddy’s concept revenues decreased $795,000 and our Good Times concept revenues decreased $130,000 compared to the same prior year period.

Bad Daddy’s restaurant sales decreased $814,000 to $26,513,000 for the fiscal quarter ended July 1, 2025 from $27,327,000 for the quarter ended June 25, 2024. This decrease is a result of the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant, reduced customer traffic, and a negative mix shift attributable to the success of the Company’s smashed patty burgers, all of which are partially offset by menu price increases. The average menu price increase for the fiscal quarter ended July 1, 2025 over the same prior year quarter was approximately 3.8%.

Good Times restaurant sales decreased $59,000 to $10,356,000 for the fiscal quarter ended July 1, 2025 from $10,415,000 for the quarter ended June 25, 2024. This decrease is primarily due to reduced customer traffic and the fourth quarter 2024 closure of one Good Times restaurant, partially offset by the Company’s first quarter 2025 acquisition of two Good Times restaurants previously owned by a franchisee, the same prior year fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, and by the temporary closure of one Good Times restaurant for remodel during the prior year quarter. Average menu price for the fiscal quarter ended July 1, 2025 was approximately equal to the same prior-year quarter.

Franchise and other revenues decreased $52,000 to $156,000 in the quarter ended July 1, 2025 compared to $208,000 in the quarter ended June 25, 2024. This decrease is primarily due to reduced royalties earned and collected due to the previously mentioned Good Times restaurant acquisitions from franchisees.

Same Store Sales

Same store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all Company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales decreased 1.4% during the quarter ended July 1, 2025 compared to the same thirteen-week period ended June 25, 2024, primarily driven by reduced customer traffic, partially offset by menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales decreased 9.0% during the quarter ended July 1, 2025 compared to the same thirteen-week period ended June 25, 2024, primarily due to reduced customer traffic. There were twenty-seven restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended July 1, 2025 decreased $340,000 to $11,358,000 (30.8% of restaurant sales) from $11,698,000 (31.0% of restaurant sales) for the fiscal quarter ended June 25, 2024.

Bad Daddy’s food and packaging costs were $8,100,000 (30.6% of restaurant sales) for the quarter ended July 1, 2025, down from $8,517,000 (31.2% of restaurant sales) for the quarter ended June 25, 2024. The decrease as a percent of sales is due to lower purchase prices, primarily for chicken wings and potatoes, compared to the prior year quarter, and the impact of the 3.8% increase in menu pricing compared to the prior year, partially offset by increased ground beef costs.

Good Times food and packaging costs were $3,258,000 (31.5% of restaurant sales) for the quarter ended July 1, 2025, up from $3,181,000 (30.5% of restaurant sales) for the quarter ended June 25, 2024. The increase as a percent of sales is primarily attributable to higher purchase prices on ground beef and eggs, compared to the prior year quarter, without the benefit of any price increase, partially offset by savings in potato pricing.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended July 1, 2025 increased $12,000 to $12,647,000 (34.3% of restaurant sales) from $12,635,000 (33.5% of restaurant sales) for the quarter ended June 25, 2024.

Bad Daddy’s payroll and other employee benefit costs were $9,103,000 (34.3% of restaurant sales) for the quarter ended July 1, 2025 down from $9,227,000 (33.8% of restaurant sales) for the quarter ended June 25, 2024. The $124,000 decrease is primarily attributable to the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant. The increase as a percent of sales is attributable to decreased labor productivity resulting from the de-leveraging impact of lower sales.

Good Times payroll and other employee benefit costs were $3,544,000 (34.2% of restaurant sales) in the quarter ended July 1, 2025, up from $3,408,000 (32.7% of restaurant sales) in the same prior year period. The increase is primarily due to the Company’s first quarter 2025 acquisition of two Good Times restaurants previously owned by a franchisee, the same prior year fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, and the temporary closure of one Good Times restaurant for remodel during the prior year quarter, partially offset by the fourth quarter 2024 closure of one Good Times restaurant. The increase as a percent of sales is primarily due to higher average wage rates resulting from market forces and the CPI-indexed minimum wage in Denver and the state of Colorado as well as decreased productivity resulting from the de-leveraging impact of lower sales, partially offset by reduced restaurant-level incentive compensation.

Occupancy Costs. Occupancy costs for the quarter ended July 1, 2025 decreased $88,000 to $2,492,000 (6.8% of restaurant sales) from $2,580,000 (6.8% of restaurant sales) for the quarter ended June 25, 2024.

Bad Daddy’s occupancy costs were $1,602,000 (6.0% of restaurant sales) for the fiscal quarter ended July 1, 2025, down from $1,727,000 (6.3% of restaurant sales) for the fiscal quarter ended June 25, 2024. The decrease is a result of the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant, as well as decreases in non-cash rent for the Bad Daddy’s locations with impaired right-of-use lease assets.

Good Times occupancy costs were $890,000 (8.6% of restaurant sales) for the quarter ended July 1, 2025, up from $853,000 (8.2% of restaurant sales) in the quarter ended June 25, 2024. The increase is primarily due to the Company’s first quarter 2025 acquisition of two Good Times restaurants previously owned by a franchisee and the same prior year fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, partially offset by the fourth quarter 2024 closure of one Good Times restaurant.

Other Operating Costs. Other operating costs for the quarter ended July 1, 2025, increased $207,000 to $5,402,000 (14.7% of restaurant sales) from $5,195,000 (13.8% of restaurant sales) for the quarter ended June 25, 2024.

Bad Daddy’s other operating costs were $3,895,000 (14.7% of restaurant sales) for the quarter ended July 1, 2025 down from $3,945,000 (14.4% of restaurant sales) for the quarter ended June 25, 2024. The $50,000 decrease was primarily attributable to decreased customer delivery and credit card fees as well as the closure of one Bad Daddy’s restaurant during the fourth quarter of fiscal 2024, partially offset by increased utilities.

Good Times other operating costs were $1,507,000 (14.6% of restaurant sales) in the quarter ended July 1, 2025, up from $1,250,000 (12.0% of restaurant sales) in the quarter ended June 25, 2024. The increase is primarily due to the Company’s first quarter 2025 acquisition of two Good Times restaurants previously owned by a franchisee, the same prior year fiscal quarter acquisition of a Good Times restaurant previously owned by a franchisee, as well as increased repair and maintenance and technology expenses, partially offset by the fourth quarter 2024 closure of one Good Times restaurant.

New Store Preopening Costs. There were no preopening costs in the quarters ended July 1, 2025 or June 25, 2024.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended July 1, 2025, increased $22,000 to $982,000 from $960,000 in the quarter ended June 25, 2024.

Bad Daddy’s depreciation and amortization costs for the quarter ended July 1, 2025 decreased $7,000 to $742,000 from $749,000 in the quarter ended June 25, 2024.

Good Times depreciation and amortization costs for the quarter ended July 1, 2025 increased $29,000 to $240,000 from $211,000 in the quarter ended June 25, 2024 primarily resulting from additional depreciation of newly acquired assets.

General and Administrative Costs. General and administrative costs for the quarter ended July 1, 2025, decreased $514,000 to $2,174,000 (5.9% of total revenues) from $2,688,000 (7.1% of total revenues) for the quarter ended June 25, 2024.

This decrease in general and administrative expenses in the quarter ended July 1, 2025 is primarily attributable to:

●	Decrease in costs associated with multi-unit supervisory roles of $225,000

●	Decrease in third-party accounting fees of $151,000

●	Decrease attributable to changes in legal reserves of $130,000

●	Decrease in all other costs of $8,000

Advertising Costs. Advertising costs for the quarter ended July 1, 2025, decreased $8,000 to $741,000 (2.0% of total revenues) from $749,000 (2.0% of total revenues) for the quarter ended June 25, 2024.

Bad Daddy’s advertising costs were $395,000 (1.5% of total revenues) in the quarter ended July 1, 2025 compared to $448,000 (1.6% of total revenues) for the quarter ended June 25, 2024. The decrease is primarily due to decreases in third party gift card commissions, social media and local store marketing expenses, partially offset by an increase in print production. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $346,000 (3.3% of total revenues) in the quarter ended July 1, 2025 compared to $301,000 (2.9% of total revenues) in the quarter ended June 25, 2024. The increase is primarily related to social media and agency fees as well as a decrease in product rebates, partially offset by a decrease in radio and streaming media.

Good Times advertising costs consist primarily of radio, streaming and social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets Costs. The were no costs associated with impairments for the fiscal quarter ended July 1, 2025, compared to $199,000 for the quarter ended June 25, 2024, which primarily consisted of the impairment of the lease right-of-use asset of one Colorado Bad Daddy’s location.

(Gain) Loss on Restaurant Asset and Equipment Sales. The net gain on restaurant asset sales and equipment disposals for the quarter ended July 1, 2025 was $4,000, which is composed of a $13,000 gain on lease termination related to a closed Bad Daddy’s restaurant, $3,000 of deferred gain recognition, and a loss of $12,000 on disposal of miscellaneous assets, compared to a net loss of $18,000 for the quarter ended June 25, 2024.

Income from Operations. Income from operations was $1,233,000 in the quarter ended July 1, 2025 compared to income from operations of $1,228,000 in the quarter ended June 25, 2024.

The change in the income from operations for the fiscal quarter ended July 1, 2025 is primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $51,000 during the quarter ended July 1, 2025, compared with $27,000 during the quarter ended June 25, 2024.

Provision for Income Taxes. There was a $363,000 benefit from income taxes for the quarter ended July 1, 2025, compared to a $197,000 benefit for the fiscal quarter ended June 25, 2024.

Net Income. Net income was $1,545,000 for the quarter ended July 1, 2025, compared to net income of $1,398,000 in the quarter ended June 25, 2024.

The change from the quarter ended July 1, 2025 to the quarter ended June 25, 2024 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ share of income in the Good Times joint-venture restaurants.

For the quarter ended July 1, 2025, the income attributable to non-controlling interests was $58,000 compared to $77,000 for the quarter ended June 25, 2024. This $19,000 decrease is due to decreased profitability of the restaurants involved in the limited partnership with a non-controlling partner.

Fiscal three quarters ended July 1, 2025 (40 weeks) compared to fiscal three quarters ended June 25, 2024 (39 weeks):

Net Revenues. Net revenues for the three quarters ended July 1, 2025 increased $1,083,000, or 1.0%, to $107,637,000 from $106,554,000 for the three quarters ended June 25, 2024. Bad Daddy’s concept revenues decreased $213,000 and our Good Times concept revenues increased $1,296,000.

Bad Daddy’s restaurant sales decreased $488,000 to $77,408,000 for the three quarters ended July 1, 2025 from $77,896,000 for the three quarters ended June 25, 2024. This decrease is a result of the closure of one Bad Daddy’s restaurant during the fourth quarter of fiscal 2024, reduced customer traffic and by negative mix shift attributable to the success of the Company’s smashed patty burgers, partially offset by an additional week in the first fiscal quarter versus the prior year first fiscal quarter and menu price increases. The average menu price increase for the three quarters ended July 1, 2025 over the same prior year quarters was approximately 4.3%.

Good Times restaurant sales increased $1,509,000 to $29,566,000 for the three quarters ended July 1, 2025 from $28,057,000 for the three quarters ended June 25, 2024. This increase is driven by the first quarter 2025 acquisition of two Good Times restaurants, the third quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, the third quarter 2024 temporary closure of one Good Times restaurant for remodel, and an additional week in the first fiscal quarter versus the prior year first fiscal quarter, partially offset by the fourth quarter 2024 closure of one Good Times restaurant as well as the first quarter 2025 temporary closure of one Good Times restaurant for remodel, and reduced customer traffic. The average menu price increase for the three quarters ended July 1, 2025 over the same prior year quarters was approximately 1.3%.

Franchise and other revenues increased $62,000 to $663,000 in the three quarters ended July 1, 2025 compared to $601,000 in the three quarters ended June 25, 2024. This increase is primarily due to an increase in gift card breakage, partially offset by reduced royalties earned and collected due to the aforementioned Good Times restaurant acquisitions from franchisees.

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

Bad Daddy’s same store restaurant sales decreased 1.2% during the three quarters ended July 1, 2025 compared to the same three quarters ended June 25, 2024, primarily driven by reduced customer traffic, partially offset by menu price increases. There were thirty-nine restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales decreased 4.4% during the three quarters ended July 1, 2025 compared to the same three quarters ended June 25, 2024, primarily due to decreased customer traffic. There were twenty-seven restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the three quarters ended July 1, 2025 increased $574,000 to $33,198,000 (31.0% of restaurant sales) from $32,624,000 (30.8% of restaurant sales) for the three quarters ended June 25, 2024.

Bad Daddy’s food and packaging costs were $23,933,000 (30.9% of restaurant sales) for the three quarters ended July 1, 2025, down from $24,156,000 (31.0% of restaurant sales) for the three quarters ended June 25, 2024. This decrease is primarily attributable to the closure of one Bad Daddy’s restaurant during the fourth quarter of fiscal 2024, lower average unit volumes, and lower purchase prices, primarily for chicken wings and potatoes, partially offset by an additional week in the first fiscal quarter versus the prior year first fiscal quarter and increased ground beef costs. The decrease as a percent of sales is primarily attributable to lower purchase prices, primarily for chicken wings and potatoes, partially offset by increased ground beef costs as well as the impact of the 4.3% increase in menu pricing compared to the prior year-to-date period.

Good Times food and packaging costs were $9,265,000 (31.3% of restaurant sales) for the three quarters ended July 1, 2025, up from $8,468,000 (30.2% of restaurant sales) for the three quarters ended June 25, 2024. This increase is driven by the first quarter 2025 acquisition of two Good Times restaurants, the third quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, the third quarter 2024 temporary closure of one Good Times restaurant for remodel, an additional week in the first fiscal quarter versus the prior year first fiscal quarter, partially offset by the fourth quarter 2024 closure of one Good Times restaurant as well as the first quarter 2025 temporary closure of one Good Times restaurant for remodel. The increase as a percent of sales is primarily attributable to higher purchase prices on ground beef and eggs, partially offset by savings in chicken wing and potato pricing and the impact of the 1.3% increase in menu pricing compared to the prior year-to-date period..

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the three quarters ended July 1, 2025 increased $731,000 to $37,256,000 (34.8% of restaurant sales) from $36,525,000 (34.5% of restaurant sales for the three quarters ended June 25, 2024.

Bad Daddy’s payroll and other employee benefit costs were $26,770,000 (34.6% of restaurant sales) for the three quarters ended July 1, 2025 down from $27,040,000 (34.7% of restaurant sales) for the three quarters ended June 25, 2024. The $270,000 decrease is primarily attributable to the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant, as well as decreased manager salaries and restaurant-level incentive compensation, partially offset by an additional week in the first fiscal quarter versus the prior year first fiscal quarter as well as decreased labor productivity. As a percent of sales, payroll and employee benefits costs decreased by 0.1% primarily attributable to decreased manager salaries and incentive compensation as well as the impact of the 4.3% increase in average menu pricing.

Good Times payroll and other employee benefit costs were $10,486,000 (35.5% of restaurant sales) in the three quarters ended July 1, 2025, up from $9,485,000 (33.8% of restaurant sales) in the same prior year period. The $1,001,000 increase is primarily attributable to the first quarter 2025 acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, the third quarter 2024 temporary closure of one Good Times restaurant for remodel, an additional week in the first fiscal quarter versus the prior year first fiscal quarter and decreased labor productivity, partially offset by the fourth quarter 2024 closure of one Good Times restaurant as well as the first quarter 2025 temporary closure of one Good Times restaurant for remodel. As a percent of sales, payroll and employee benefits costs increased by 1.7% primarily attributable to higher average wage rates and decreased labor productivity resulting from the de-leveraging impact of lower sales, partially offset by decreased incentive compensation.

Occupancy Costs. Occupancy costs for the three quarters ended July 1, 2025 increased $60,000 to $7,758,000 (7.3% of restaurant sales) from $7,698,000 (7.3% of restaurant sales) for the three quarters ended June 25, 2024.

Bad Daddy’s occupancy costs were $4,980,000 (6.4% of restaurant sales) for the three quarters ended July 1, 2025, down from $5,188,000 (6.7% of restaurant sales for the three quarters ended June 25, 2024. The decrease was primarily the result of the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant, as well as decreases in non-cash rent for the Bad Daddy’s locations with impaired right-of-use lease assets.

Good Times occupancy costs were $2,778,000 (9.4% of restaurant sales) in the three quarters ended July 1, 2025, up from $2,510,000 (8.9% of restaurant sales) in the three quarters ended June 25, 2024. The increase was primarily due to the first quarter 2025 acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, partially offset by the fourth quarter 2024 closure of one Good Times restaurant.

Other Operating Costs. Other operating costs for the three quarters ended July 1, 2025, increased $508,000 to $15,536,000 (14.5% of restaurant sales) from $15,028,000 (14.2% of restaurant sales) for the three quarters ended June 25, 2024.

Bad Daddy’s other operating costs were $11,253,000 (14.5% of restaurant sales) for the three quarters ended July 1, 2025 down from $11,421,000 (14.7% of restaurant sales) for the three quarters ended June 25, 2024. The $168,000 decrease is primarily attributable to the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant and a decrease in customer delivery and credit card fees, partially offset by costs associated with an additional week in the first fiscal quarter versus the prior year first fiscal quarter as well as higher utility expenses.

Good Times other operating costs were $4,283,000 (14.5% of restaurant sales) in the three quarters ended July 1, 2025, up from $3,607,000 (12.9% of restaurant sales) in the three quarters ended June 25, 2024. The increase is primarily attributable to the first quarter 2025 acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, and an additional week in the first fiscal quarter versus the prior year first fiscal quarter as well as increased repair and maintenance, technology and utility expenses, partially offset by the fourth quarter 2024 closure of one Good Times restaurant.

New Store Preopening Costs. For the three quarters ended July 1, 2025, preopening costs were $8,000 compared to no preopening costs for the three quarters ended June 25, 2024. The current fiscal year costs primarily relate to training costs incurred as part of our two Good Times restaurant acquisitions.

Depreciation and Amortization Costs. Depreciation and amortization costs for the three quarters ended July 1, 2025, increased $183,000 to $2,996,000 from $2,813,000 in the three quarters ended June 25, 2024.

Bad Daddy’s depreciation and amortization costs for the three quarters ended July 1, 2025 increased $35,000 to $2,275,000 from $2,240,000 in the three quarters ended June 25, 2024.

Good Times depreciation and amortization costs for the three quarters ended July 1, 2025 increased $148,000 to $721,000 from $573,000 in the three quarters ended June 25, 2024. This increase is primarily due to additional depreciation on newly acquired assets.

General and Administrative Costs. General and administrative costs for the three quarters ended July 1, 2025, decreased $484,000 to $7,340,000 (6.8% of total revenues) from $7,824,000 (7.3% of total revenues) for the three quarters ended June 25, 2024.

This decrease in general and administrative expenses in the three quarters ended July 1, 2025 is primarily attributable to:

●	Decrease in third-party accounting fees of $455,000

●	Decrease attributable to changes in legal reserves of $365,000

●	Decrease in costs associated with multi-unit supervisory roles of $46,000

●	Increase in technology costs of $161,000

●	Increase attributable to health insurance underwriting of $120,000

●	Increase in home office payroll and benefits costs of $88,000

●	Increase in all other costs of $13,000

Advertising Costs. Advertising costs for the three quarters ended July 1, 2025, decreased to $2,310,000 (2.1% of total revenues) from $2,665,000 (2.5% of total revenues) for the three quarters ended June 25, 2024.

Bad Daddy’s advertising costs were $1,351,000 (1.7% of total revenues) for the three quarters ended July 1, 2025 compared to $1,715,000 (2.2% of total revenues) for the three quarters ended June 25, 2024. The $364,000 decrease is primarily due to a reduction of commission earned by third parties on gift cards sold through large-box retailers as well as decreased social media and local store marketing expenses. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $959,000 (3.2% of total revenues) in the three quarters ended July 1, 2025 compared to $950,000 (3.3% of total revenues) in the three quarters ended June 25, 2024. The increase is primarily due to increased social media expenses, partially offset by decreased radio and research expenses. Good Times advertising costs consist primarily of radio advertising, social media, and on-site and point-of-purchase printing costs. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets Costs. The were $494,000 of costs associated with impairments for the three quarters ended July 1, 2025, compared to $199,000 for the three quarters ended June 25, 2024. The current year impairment costs are primarily attributable to the impairment of lease right-of-use assets and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants.

(Gain) Loss on Restaurant Asset and Equipment Sales. The net gain on restaurant asset sales and equipment disposals for the three quarters ended July 1, 2025 was $55,000, which is composed of a $13,000 gain on lease termination related to a closed Bad Daddy’s restaurant, $11,000 of deferred gain recognition, and a net gain of $31,000 on disposal of miscellaneous assets, compared to a net loss of $12,000 for the three quarters ended June 25, 2024.

Litigation Contingency Costs. There were no litigation contingency costs during the three quarters ended July 1, 2025, compared to $332,000 of income related to the adjustment of the Company’s litigation contingency reserve in the three quarters ended June 25, 2024.

Income from Operations. Income from operations was $796,000 in the three quarters ended July 1, 2025 compared to income from operations of $1,498,000 in the three quarters ended June 25, 2024.

The change in the income from operations for the three quarters ended July 1, 2025 is primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $153,000 during the three quarters ended July 1, 2025, compared with $101,000 during the three quarters ended June 27, 2024.

Other Income: There was $140,000 of other income for the three quarters ended July 1, 2025, related to the termination of an agreement in connection with the Company’s management services, and lease negotiations on behalf of a former franchisee, with respect to real estate previously subleased to a third party by the former franchisee. No other income was earned in the three quarters ended June 25, 2024.

Provision for Income Taxes. There was a $309,000 benefit from income taxes for the three quarters ended July 1, 2025. There was a $198,000 benefit from income taxes for the three quarters ended June 25, 2024. The most significant driver of the current and prior year benefit was changes in the projections of full-year net income and available tax credits.

Net Income. Net income was $1,092,000 for the three quarters ended July 1, 2025 compared to net income of $1,595,000 in the three quarters ended June 25, 2024.

The change from the three quarters ended July 1, 2025 to the three quarters ended June 25, 2024 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ or members’ share of income in the Good Times and Bad Daddy’s joint-venture restaurants.

For the three quarters ended July 1, 2025, the income attributable to non-controlling interests was $65,000 compared to $212,000 for the three quarters ended June 25, 2024.

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

	Quarter Ended		Year-to-Date
	July 1, 2025 (13 Weeks)	June 25, 2024 (13 Weeks)	July 1, 2025 (40 Weeks)	June 25, 2024 (39 Weeks)
Adjusted EBITDA:
Net Income, as reported	$1,487	$1,321	$1,027	$1,383
Depreciation and amortization	976	959	2,997	2,817
Interest expense, net	51	27	153	101
Provision for income taxes	(363)	(197)	(309)	(198)
EBITDA	2,151	2,110	3,868	4,103
Preopening expense (1)	-	-	8	-
Non-cash stock-based compensation (2)	25	28	90	106
Asset impairment (3)	-	199	494	199
(Gain) loss on restaurant and equipment asset sales (4)	(5)	18	(58)	12
Litigation contingencies	-	-	-	(332)
Adjusted EBITDA	$2,171	$2,355	$4,402	$4,088

(1)	Represents expenses directly associated with the opening of new or acquired restaurants, including preopening rent.

(2)	Represents non-cash stock-based compensation as described in Note 13 to the unaudited condensed consolidated financial statements.

(3)	Represents costs recognized in connection with the asset impairment charges described in Note 11 to the unaudited condensed consolidated financial statements.

(4)	Represents deferred gains on previous sale-leaseback transactions on two Good Times restaurants, gains on lease terminations, as well as (gains) losses on miscellaneous equipment disposals.

Depreciation and amortization and (gain) loss on restaurant and equipment asset sales have been adjusted for any amounts attributable to non-controlling interests.

Liquidity and Capital Resources

Cash and Working Capital. As of July 1, 2025, we had a working capital deficit of $8,457,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days.  Our current working capital deficit is additionally affected by the recognition of $6,268,000 of short-term lease liabilities, as we lease substantially all of our real estate and have both current and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2025.  We anticipate any commitments in fiscal 2025 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

See Part II, Item 2 of this filing for a discussion of the Company’s share repurchase program.

Financing

For a discussion of the Company’s financing arrangements (including the Cadence Credit Facility), refer to Note 7 of the unaudited condensed consolidated financial statements included in this report.

Cash Flows

	Year-to-Date Period Ended
	July 1, 2025	June 25, 2024
Net cash provided by operating activities	$1,461	$4,736
Net cash used in investing activities	(3,192)	(2,802)
Net cash provided by (used in) financing activities	1,016	(1,297)
Net change in cash and cash equivalents	$(715)	$637

Operating Cash Flows. Net cash from operating activities decreased by $3,275,000 as of the fiscal period ended July 1, 2025 compared to the fiscal period ended June 25, 2024. Operating cash flows were negatively impacted by additional pre-paid rent included in ROU assets resulting from the full payment of July rent (compared to the prior year during which rent had been paid through the end of June) as well as reductions in accounts payable and accrued and other liabilities, as presented on the Condensed Consolidated Statements of Cash Flows.

Investing Cash Flows. Net cash used in investing activities for the three quarters ended July 1, 2025 and June 25, 2024 were $3,192,000 and $2,802,000, respectively, which primarily reflect the purchases of property and equipment in each period as well as the acquisitions of Good Times restaurants previously owned by franchisees.

Financing Cash Flows. Net cash provided by financing activities for the three quarters ended July 1, 2025 was $1,016,000, which includes proceeds from long-term debt of $2,250,000, payments of long-term debt of $774,000, net distributions to non-controlling interests of $38,000, cash settlement of restricted stock units of $58,000, and $364,000 of payments for the repurchase of common stock under the Company’s share repurchase program.

Net cash used in financing activities for the three quarters ended June 25, 2024 was $1,297,000, which includes proceeds from long-term debt of $1,380,000 including the making of the Parker Promissory Note, payments of long-term debt of $1,000,000, net contributions from non-controlling interests of $112,000, and $1,789,000 in payments for the purchase of treasury stock.

Impact of Inflation and Wage Increases at Both Concepts

Although some commodity prices have been more stable over recent quarters, beef remains at or near record highs and prices are extremely volatile. Based on general industry consensus, we project that due to the tightening of supply, ground beef costs will remain elevated throughout fiscal year 2025. Due to the uncertainty related to tariffs that have been implemented or threatened to be imposed on other countries, some of which are sources of food and packaging supplies for our business, we are unable to predict the degree of inflation and its associated impact on our business. In addition to food cost inflation, we have also experienced the need to meaningfully increase wages to attract restaurant employees, and in Colorado, inflation-indexed statutory wage rate increases continue to create upward pressure on wages.

We have historically used menu price increases to manage profitability in times of inflation, however consumer preferences and the relative pricing of competitors may prevent us from raising prices sufficiently to offset the significant increases in labor costs, particularly in Colorado where wage pressures are caused both by statutory and market forces.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Senior Vice President of Finance and Accounting (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2025.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 1, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company was the defendant in a lawsuit styled as White Winston Select Asset Funds, LLC and GT Acquisition Group, Inc. v. Good Times Restaurants, Inc., arising from the failed negotiations between plaintiffs and the Company for the sale of the Good Times Drive Thru subsidiary to plaintiffs. The lawsuit was initially filed on September 24, 2019, in Delaware Chancery Court, and the Company removed the case to federal court in the US District Court for the District of Delaware on November 5, 2019. On July 30, 2021, the plaintiffs moved the Court for leave to amend their complaint and add new causes of action and a claim for $18 million in damages. On January 25, 2023, the Court rendered judgment dismissing the plaintiffs’ claims in their entirety and denying all the requested relief.

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023, decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On March 1, 2024, the court of appeals issued a ruling affirming the trial court’s dismissal of the plaintiffs’ claims and reversed the trial court’s previous dismissal of Good Times’ own claim for the plaintiffs’ breach of their covenant not to sue Good Times. The court of appeals ordered that Good Times’ counterclaim be remanded to the trial court for further consideration. Due to this favorable decision, during the quarter ended March 26, 2024 we reversed our previous contingency reserve of $332,000. The plaintiffs petitioned the court of appeals for rehearing on its reversal of the trial court’s dismissal of Good Times’ counterclaim. On June 20, 2024, the court of appeals affirmed its previous reversal of the trial court’s dismissal of Good Times’ counterclaim. The trial court ordered the parties to submit briefing on the issue of Good Times’ damages claim. On April 11, 2025 the Court-appointed special master issued a recommendation that Good Times recover damages in the amount of $3.826 million plus pre- and post-judgment interest. White Winston filed a written objection to the Special Master’s recommendation, and Good Times filed a written response. On July 30, 2025 the trial court entered an amended final judgment concerning Good Times’ damages awarding Good Times $3,826,715.07 million plus pre-judgment interest in the amount of $813,845.34 and post-judgment interest on the foregoing amounts through the date the judgment is paid at a rate of 9.5% per annum compounded annually. The deadline for the plaintiffs to file a notice of appeal of this judgment is August 29, 2025. While Good Times plans to vigorously pursue this remaining claim to conclusion, there is no assurance that it will be successful and, even if it is successful, its recovery may be less than such claimed damages amount.

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended September 24, 2024 filed with the SEC on December 12, 2024 as supplemented by Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024 filed with the SEC on February 6, 2025. There have been no material changes from the risk factors disclosed in the aforementioned filings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. On December 9, 2024 the Company’s Board of Directors authorized the purchase of another $2.0 million of common stock, bringing the total authorization for share repurchases to $7.0 million. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of July 1, 2025 the Company has purchased 1,806,646 shares of its common stock pursuant to the share repurchase plan leaving approximately $2,008,000 available for repurchases under the plan.

Repurchases of common stock under the share repurchase plan during the fiscal quarter ended July 1, 2025 were as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
04/02/25 – 04/29/25	8,000	$2.13	8,000
04/30/25 – 05/27/25	-	-	-
05/28/25 – 07/01/25	13,968	$1.78	13,968
Total	21,968		21,968	$2,008,000

In addition to the purchases made under the 2022 Share Repurchase Program, on May 5, 2025, the Company purchased an aggregate of 11,331 shares of its common stock, at a price of $2.00 per share in a private transaction negotiated with its Senior Vice President of Operations who retired on May 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended July 1, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
DATE: August 7, 2025

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Keri A. August Senior Vice President of Finance and Accounting (Principal Financial Officer)

