Form 10-K
period 2025-09-30
Good Times Restaurants Inc.
filed 2025-12-29
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☑

Accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

As of April 1, 2025 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 7,896,815 shares of common stock held by non-affiliates of the registrant was $20,057,910.

As of December 22, 2025, the registrant had 10,557,896 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant’s definitive proxy statement relating to our 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended September 30, 2025.

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

Through our wholly owned subsidiaries (the “Subsidiaries”), we currently own and operate or license thirty-eight Bad Daddy’s restaurants in seven states. We own and operate fourteen Bad Daddy’s restaurants in North Carolina, nine in Colorado, four in Georgia, four in South Carolina, three in Alabama, two in Tennessee and one in Oklahoma. We license the Bad Daddy’s brand to a third-party licensee who owns and operates the Bad Daddy’s restaurant located in the Charlotte Douglas International Airport.

We currently own and operate or franchise thirty Good Times restaurants. Of these restaurants, twenty-eight are in Colorado. Two of the restaurants are in Wyoming and are “dual brand” concept restaurants operated by a franchisee of both Good Times and Taco John’s.

The terms “we,” “us,” “our,” the “Company,” “Good Times” and similar terms refer to Good Times Restaurants Inc., a Nevada corporation, and its consolidated subsidiaries. Unless otherwise indicated or the context otherwise requires, financial and operating data in this 10-K report reflect the consolidated business and operations of Good Times Restaurants Inc. and its subsidiaries.

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods is comprised of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal year 2025 ended on September 30, 2025 (“fiscal 2025”) and covered a period of 53 full calendar weeks. Fiscal year 2024 ended on September 24, 2024 (“fiscal 2024”) and covered a period of 52 calendar weeks. Fiscal 2026 will consist of 52 weeks and end on September 29, 2026.

Fiscal 2025 Financial & Brand Highlights

●	Our net revenues for fiscal 2025 decreased by $750,000 (0.5%) to $141,630,000 from $142,380,000 in fiscal 2024.

●	Same store sales decreased by 2.1% at our Bad Daddy’s brand during fiscal 2025.

●	Same store sales decreased by 5.0% at our Good Times brand during fiscal 2025.

●	We ended fiscal 2025 with $2.6 million in cash and $2.3 million in long-term debt.

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

Recent Developments

Macroeconomic Factors and Operating Environment

During fiscal 2025, inflation moderated, however economic indicators remain volatile and increases in inflation could affect the global and U.S. economies, which could have an adverse impact on our business and results of operations if we, and our franchisees, are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand. Further, recent concerns have centered more around potential economic weakness in the global economy, and within the restaurant industry, sales and traffic have exhibited greater weakness than at any time since the post-pandemic recovery. Within the restaurant industry, sales and traffic have exhibited greater weakness in the general casual dining sector than at any time since the post-pandemic recovery, and competitors in the QSR burger segment have been aggressively discounting to address pricing concerns that had been affecting traffic. As a result, traffic and sales trends have recently been more difficult to predict because of increased volatility in customer perception of the relative strength or weakness of the general economy.

Although we conduct all of our restaurant operations within the U.S., worldwide product supply chains have been impacted by international conflicts. The lack of supplies of such products may impact the availability and supplier pricing for products purchased by us for use in our business, which could result in higher food and packaging costs or reduced revenues.Additionally, recent policy changes related to tariffs have resulted in higher input costs, including the costs of food, paper, and operating supplies. These increases have affected the costs of domestic products, as reduced imports have affected overall supply in the market for comparable products resulting in scarcity and an overall high price level for certain goods.

Share Repurchase

On January 31, 2022, the Company’s board of directors approved a program to purchase shares of its common stock at an aggregate amount of up to $5.0 million dollars on the open market, effective February 7, 2022. On December 12, 2024 the Company announced a $2.0 million expansion to its share repurchase program bringing the total authorization for repurchases of its common stock to $7.0 million. As of September 30, 2025, a total of 1,822,246 shares have been repurchased under the plan at an aggregate cost of approximately $5,019,000. In addition to purchases made under this Share Repurchase Program, on May 5, 2025, the company purchased an aggregate of 11,331 shares of its common stock at a price of $2.00 per share in a transaction in a private transaction negotiated with its Senior Vice President of Operations who retired on May 30, 2025.

Debt

Cadence Credit Facility. The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”). Pursuant to the credit agreement, Cadence agreed to loan the Company up to $8,000,000, with a maturity date of April 20, 2028 (as amended to date, the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Cadence Credit Facility. Proceeds from the Cadence Credit Facility, if and when drawn, may be used (i) to fund new restaurant development, (ii) to finance the buyout of non-controlling partners in certain restaurants, (iii) to finance the redemption, purchase or other acquisition of equity interests in the Company and (iv) for working capital and other general corporate purposes.

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

As of September 30, 2025, the interest rate applicable to borrowings under the Cadence Credit Facility was 7.27%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $324,000 and is amortizing these costs over the term of the credit agreement. As of September 30, 2025, the unamortized balance of these fees was $93,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of September 30, 2025, there were $2,000,000 borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 30, 2025, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $5,990,000 of committed funds available.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company, is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of September 30, 2025, the outstanding principal balance on the Parker Promissory Note was $342,000. Annual principal maturities over the next five years are approximately $35,000 each year.

Total interest expense on notes payable was $191,000 and $108,000 for fiscal 2025 and 2024, respectively.

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

This brand positioning results in transactions that generate average sales per transaction of approximately $38 across all transaction types. The lunch daypart (between open and 2 p.m.) represents approximately 33% and the happy hour and dinner dayparts (2 p.m. until close) represent approximately 67% of restaurant sales. Off-premises sales, including take-out, delivery and curbside pickup, accounted for approximately 27% of all system-wide sales in fiscal 2025.

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

We compete primarily on the quality of our products, consistently prompt service, and order accuracy. We support our quality position by using only beef and chicken raised humanely with no antibiotics and no added hormones. Our frozen custard is made fresh throughout the day. These quality commitments help Good Times challenge quick-serve restaurant norms and match quality found at fast casual restaurants. Our focus on speed of service satisfies our guests’ need for convenience as most of our sales come from the drive-thru. With menu innovation, we strive to create flavor profiles unique to Good Times, such as our Guacamole Bacon Burger and our Mushroom Melt Burger. We have rotating limited time menu items and custard flavors. Our customers appreciate that we support local causes and do not take ourselves too seriously. Good Times makes use of various media including social and digital media,audio platforms including limited terrestrial radio, digital audio streaming, as well as streaming video services and outdoor media.

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

The success of our strategy is evident in our long-term same store sales growth (sales growth over the prior year period at restaurants open more than 18 months, also referred to as comparable sales). Same store sales decreased 5.0% in fiscal 2025 and increased 2.9% in fiscal 2024. We have increased same store sales in thirteen of the last fifteen years. Same store sales have grown at a compound annual growth rate of 3.5% between fiscal 2015 and 2025.

Our Business Strengths

Our Brands Are Complementary

While operating in different segments of the restaurant industry, our two brands complement each other in both their similarities and differences:

Each has a value proposition enhanced by superior quality ingredients and a focus on the specific elements of service relevant to the concept that deliver an exceptional experience to each guest. We believe Bad Daddy’s resonates with consumers by consistently executing high-quality, scratch-made menu items with bold flavors delivered in a high-energy environment with a slightly irreverent brand personality. The appeal of Bad Daddy’s is not solely based on a purely on-premises customer experience however, as the focus we place on indulgent meals through bold, unique flavors; superior ingredients; and scratch cooking in each kitchen translates into significant off-premises adoption, both through traditional customer carry-out and delivery by third-party delivery service providers. The quick-service, and in particular, drive-thru format of our Good Times concept offers a balancing effect to business cycles that are common in the full-service segment of the restaurant industry. Additionally, the Good Times business, being largely concentrated in a single state and serviced through a single food service distribution warehouse, leverages overhead that is necessary for the Bad Daddy’s Brand.

Our Brands Have a Common Operating Philosophy

While each of our brands is led by separate operating teams, each shares a commitment to four dimensions of our business:

Dimensions of the Business:

o	Individual Fulfillment. The first dimension speaks directly to people, whether that is fellow team members or our customers. Specific to our team members, we seek to hire people with aligned values and the appropriate knowledge and skills throughout the organization, provide them with comprehensive training programs, and provide a framework for self-directed, company-supported continuous development, as we believe that the individual fulfillment achieved from self-actualized team members with aligned values will deliver consistently superior products and service. We maintain incentive programs at all levels of management based on balanced metrics addressing performance related to people development and retention; consistent, strong operations; and superior economic value creation.

o	Guest-First Mindset. Rather than merely being a feeding trough for the masses, we strive to differentiate our concepts through a level of hospitality that creates an emotional connection by the guest to each brand. This emotional connection drives loyalty and long-term strength in same store sales.

o	Operational Excellence. We are content with neither mediocrity nor the status quo, even if it is “good enough.” Rather we strive for excellence in execution, whether that is within the operations of our restaurants, or the operations of our shared services capabilities. We: (1) do things the right way, (2) take pride in our work, (3) take pride in our facilities, and (4) take pride in our brand. The pride that is shared by all of us and that drives us towards excellence in all of our activities.

o	Financial Discipline and Strength. While growth is important, it needs to be sensible and bounded by financial strength. We want to achieve both growth in unit volumes and growth in number of units, but at the same time maintain a low debt load.

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

We Have Assembled a Dedicated Senior Leadership Team with Significant Experience

Each of the members of our senior leadership team have many years of relevant experience in their field of expertise, and most have more than fifteen years of industry experience. Our executive leadership team has significant experience spanning both full-service and quick-service restaurant concepts.

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

We Have Maintained Operating Momentum

Although same store sales at Good Times decreased in fiscal 2025, they have increased thirteen of the past fifteen years. Our compound annual same store sales growth rate was approximately 3.5% over the past eleven years. We believe this performance is largely the result of the evolution in our brand positioning, the re-imaging of several of our older restaurants, effective management of media mix, and consistent execution of the customer experience. We plan to continue to periodically re-image and remodel our restaurants, maintain a relevant menu with a laser focus on speed and accuracy in execution, in keeping with our brand strategy, and communicate our brand story to maintain our same store sales growth.

The Bad Daddy’s concept was started in 2007 in Charlotte, North Carolina by a qualified chef. Sales for the Bad Daddy’s restaurants which were open for at least 18 months averaged $2.6 million for fiscal 2025. Though this is a decline from fiscal 2024, income from operations for the Bad Daddy’s segment increased year over year. We believe that both organic growth and unit growth is important to our brand and expect expansion to be disciplined and financed primarily from operating cash flow from both brands. Near the end of fiscal 2025 and early into fiscal 2026 we closed a total of two Bad Daddy’s restaurants, both having opened more than six years ago, both of which have demonstrated below average sales volumes during their entire operating history which current management attributes to misjudgment of the quality of real estate during the site selection process.

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

Restaurant locations

We currently own and operate or license a total of thirty-eight Bad Daddy’s Burger Bar locations. The location in the Charlotte Douglas International Airport is independently operated pursuant to a License Agreement with an established airport concessionaire. We closed one company-owned Bad Daddy’s restaurant during fiscal 2025 and closed one in early fiscal 2026.

Additionally, we currently own and operate or franchise a total of thirty Good Times restaurants.

Company-Owned/Co-Developed/Joint-Venture

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2025	2024	2025	2024	2025	2024
Alabama	3	3	-	-	3	3
Colorado	9	10	27	25	36	35
Georgia	4	5	-	-	4	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	37	39	27	25	64	64

Franchise/License

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	2025	2024	2025	2024	2025	2024
Colorado	-	-	1	3	1	3
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	3	5	4	6

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

Our signature recipes include the Bacon Cheeseburger on Steroids; Sam I Am Burger and Emilio’s Chicken Sandwich. Signature Chopped Salads include the Texican Chicken Salad and the Stella’s Greek Salad. However, the true differentiator for the brand is our customers’ ability to build their meal exactly the way they would like. The Bad Daddy’s Create Your Own menu allows full customization of burgers and salads offering over sixty topping options. We have partnered with a craft brewer to make our Bad Daddy’s Amber Ale. Our creative cocktail menu uses fresh-squeezed housemade sours and fresh garnishes in our signature Bad Ass Margaritas and features creative and timeless options including the Daddy’s Dragonberry and spiked milkshakes.

Bad Daddy’s Burger Bar strives to provide proprietary flavors and recipes available nowhere else with fresh, handcrafted quality throughout the menu paired with genuine and warm hospitality. We also rotate through seasonal food and beverage specials to provide variety for our guests while still maintaining the spirited flavor profiles that distinguish us from others.

Good Times Burgers & Frozen Custard

The menu of each Good Times restaurant is focused primarily on burgers made with a fresh custom grind ground beef, chicken sandwiches and chicken tenders using only all-natural chicken from Springer Mountain Farms, and our signature vanilla and monthly featured-flavor custard. This menu is supplemented by side selections including our famous Wild Fries, crinkle cut fries, jalapeno cheddar cheese poppers, and onion rings. Beverages include typical soft drinks and fresh lemonades, with a selection of shakes and floats made with our frozen custard. We have a breakfast menu consisting of breakfast burritos, orange juice and coffee and a kid’s meal menu featuring a choice of main item, side, drink, and a token redeemable for a free kid’s custard cup or cone.

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

Our fresh frozen custard is a premium ice cream that is smoother, creamier and thicker than typical soft serve or hard-packed ice cream products. We serve the frozen custard as vanilla and a flavor of the month in cups and cones; as Spoonbenders, a mix of custard and toppings; and as shakes and floats made with our frozen custard.

The breakfast menu is centered around Green Chile Burritos made with our own proprietary green chile recipe using regional roasted green chiles, eggs, potatoes, and cheese offered with the choice of bacon, sausage or chorizo. During breakfast we offer soda, coffee and juice, along with Wild Spuds as a signature fried potato side offering.

Marketing & Advertising

Bad Daddy’s Burger Bar

Our marketing strategy for Bad Daddy’s Burger Bar focuses on iconic, in-store merchandising materials and local store marketing to the surrounding trade area around each restaurant, including public relations and community-based events. We generally do not focus on large media buys or “traditional” advertising, but on the in-store customer experience, building word-of-mouth reputation and recommendations and local public relations based on prior and recent awards and recognitions received by Bad Daddy’s. We have recently supplemented this with additional investments in social and digital media using third-party resources who specialize in highly targeted advertisements on social media and digital platforms. We also use public relations, and trade area specific direct mail materials, particularly in support of new restaurant openings, to drive trial and initial awareness.

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

Media is an important component of building our brand awareness and distinctiveness. Though most of our media advertising dollars were spent on audio advertising during fiscal 2024, including terrestrial radio, podcasts, and advertising-based streaming platforms, in 2025 we expanded to outdoor advertising and significantly reduced audio advertising. We shifted focus significantly to social and digital media that provides us with a higher level of engagement and targets current customers with an increased level of product giveaways to support high sales opportunity products.

Operations

We maintain separate operating teams for each of our concepts and have extensive operating, training and quality control systems in place.

Restaurant Management

Bad Daddy’s Burger Bar was developed as a chef-driven concept and utilizes a team of three or four managers in our operations at most restaurants. Managers are cross-trained in back of the house skills (kitchen execution, kitchen management, expediting, and line management), front of the house service positions (host, server and bar) and all other management functions, however each manager is assigned one or more specific areas of responsibility over which they have direct accountability for results. Our managers at each restaurant participate in a bonus pool for each restaurant based on a combination of restaurant sales, income, and specific financial and operational objectives. As a full-service concept, our operating leadership structure for Bad Daddy’s Burger Bar operations is distinct and separate, including a separate operations leader from our Good Times operations team as the experience, qualifications and compensation of team members are significantly different between the quick-service and full-service segments of the industry. Although this is the case, we have combined recruiting into a single shared services capability and believe that long term, our training capabilities for the brands will similarly be combined into single shared services capability.

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

Recruiting and Retention

At Bad Daddy’s when recruiting for managers, we seek to hire experienced restaurant managers, though increasingly we have pivoted to greater development of high-performing team members providing a robust source of internal management candidates. At Good Times, substantially all our managers are promoted from team member positions. We support employees by offering competitive wages and benefits, including a matching 401(k) plan, medical insurance, and incentive plans for certain management positions that are tied to performance against key goals and objectives. We motivate and prepare our employees by providing them with opportunities for increased responsibilities and advancement. We also provide various other incentives, including paid time off, communication allowances, incentive performance bonuses and referral bonuses. We have implemented an online screening and hiring tool that has proven to reduce hourly employee turnover.

Franchising and Licensing

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

We actively work with and monitor our franchisees and licensees to ensure successful operations as well as compliance with our systems and procedures. We advise franchisees on menu, management training and marketing. On an ongoing basis we conduct standards reviews of all franchise restaurants in key areas including product quality, service standards, restaurant cleanliness and sanitation and food safety.

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

Employees

At September 30, 2025, we had approximately 2,078 active employees of which 1,839 are hourly team members and 239 are salaried managers or professional staff working full time. We strive to provide competitive salary and benefits, strong development opportunities, and a meaningful job or career for all of our employees and believe that this has translated into good employee relations. None of our employees are covered by a collective bargaining agreement.

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

Good Times competes with many other hamburger-oriented quick-service restaurants in the areas in which it operates. Many of these restaurants are owned and operated by regional and national restaurant chains, many of which have greater financial resources and experience than we do. In-N-Out, a California-based, burger-focused quick-service restaurant concept, and Whataburger, a Texas-based burger-focused quick-service restaurant concept have expanded into Colorado with future development expected in markets where we currently operate. Double drive-thru restaurant chains such as Checkers & Rally’s Restaurants, which currently operate double drive-thru restaurants in various markets in the United States, are not currently operating in Colorado. We are aware of three significant quick-service competitors offering frozen custard as a primary menu item operating in the Colorado market, two of which have a significant presence in Midwestern markets that may be targeted for expansion. New concepts centered around sliders compete with our Bambino product; one such concept has begun development in the greater Denver area. Fast casual hamburger restaurants have been developed in the Colorado market, including markets where we operate. Increasingly, traditionally fast-casual concepts are including drive-thru ordering and pickup as part of their operating model, and though they generate an average per person check that is meaningfully higher than the average check at a Good Times restaurant, now represent competition that is more relevant than it was previously.

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

Intellectual Property

We have registered our marks “Bad Daddy’s Burger Bar” and “Good Times” with the United States Patent and Trademark Office. We received approval of our federal registration of “Bad Daddy’s Burger Bar” in 2011 and “Good Times” in 2003. Additionally, we own trademarks or service marks that have been registered with the United States Patent and Trademark Office including, but not limited to, “Bad Daddy’s Burger Bar EST. 2007”, “Big Daddy Bacon Cheeseburger,” and “Spoonbender”. The registration for our “Bad Daddy’s Burger Bar” mark will be renewed prior to September 2031. The registration for our “Good Times” marks will be renewed prior to February 2028 and December 2033 respectively. We intend to maintain our marks and renew registrations on a timely basis.

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

Special Note About Forward-Looking Statements

This Form 10-K may include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are subject to the safe harbors created thereby. A forward-looking statement is neither a prediction nor a guarantee of future events. We try, whenever possible, to identify these forward-looking statements by using words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "plan," "project," "may," "will," "would," and similar expressions. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are related to, among other things:

●	the sufficiency of the supply of commodities and labor pool to carry on our business;

●	anticipated price increases and the impact of inflation;

●	business objectives and strategic plans;

●	operating strategies;

●	our ability to open and operate additional restaurants profitably and the timing of such openings;

●	expectations that most, if not all, of the Company’s unit growth will be through the development of additional Bad Daddy’s Burger Bar locations;

●	restaurant and franchise acquisitions;

●	expected future revenues and earnings, comparable and non-comparable restaurant sales, results of operations, and future restaurant growth (both company-owned and franchised);

●	estimated costs of opening and operating new restaurants, including general and administrative, marketing, franchise development and restaurant operating costs;

●	anticipated selling, general and administrative expenses and restaurant operating costs, including commodity prices, labor and energy costs;

●	our expectations as to the impact of a global or regional pandemic or epidemic on our business;

●	future capital expenditures;

●	our expectation that we will have adequate cash from operations and credit facility borrowings to meet all future debt service, capital expenditure and working capital requirements in fiscal 2026;

●	success of advertising and marketing activities;

●	the absence of any material adverse impact arising out of any current litigation in which we are involved;

●	impact of the adoption of new accounting standards and our financial and accounting systems and analysis programs;

●	expectations regarding competition and our competitive advantages;

●	impact of our trademarks, service marks, and other proprietary rights; and

●	effectiveness of our internal control over financial reporting.

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

Risks Related to Our Business

Our operations are susceptible to the cost of, and changes in, food availability which could adversely affect our operating results.

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

The federal government may threaten or implement tariffs on other countries that supply commodities we purchase for use in our restaurants. The tariffs themselves could have the impact of increasing the aggregate purchase cost of the same products or reducing the supply of available products. Additionally, these tariffs may result in retaliation by the affected countries, leading to trade wars with an unpredictable result. We may not be able to offset increased cost through menu price increases, and even if we were to increase menu prices to cover some or all of the increased cost, such action could lead to decreased traffic to our restaurants which would negatively affect our financial results. During fiscal 2025 the ground beef market price indices reached record highs, due to multiple factors, one of which was tariffs imposed on foreign beef-exporting nations.

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

We have incurred losses in 29 of our 37 years since inception. As of September 30, 2025, we had an accumulated deficit of $16,598,000. Though we recognized net income in fiscal 2025, in light of the uncertainty of macroeconomic conditions, increasing inflation and other factors affecting our supply chain and employee markets, we cannot provide assurance that we will produce income again for the fiscal year ending September 29, 2026.

If we are unable to continue to increase same store sales at existing restaurants, our ability to attain profitability may be adversely affected.

We have increased same store sales for thirteen of the past fifteen years at Good Times. We have operated Bad Daddy’s for a shorter period of time and have recently experienced declines in same store sales. Same store sales increases will depend in part on the success of our advertising and promotion of new and existing menu items and consumer acceptance and could be greatly impacted by changes in general customer behavior and preferences. If our same store sales decline, and our operating costs increase, our ability to attain profitability will be adversely affected.

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

The hamburger restaurant market is highly competitive. Our competitors in the quick-service restaurant segment include many recognized national and regional fast-food hamburger restaurant chains, such as McDonald’s, Burger King, Wendy’s, Carl’s Jr., Sonic, Jack in the Box, Freddy’s and Culver’s. In-N-Out has expanded into the state of Colorado, the primary state in which we operate, and is continuing to expand in the market, and Whataburger has expanded into the state of Colorado with future development expected in markets where we currently operate. We also compete with small regional and local hamburger and other fast-food restaurants, many of which feature drive-thru service. Increasingly, fast casual burger restaurants such as Shake Shack have incorporated drive-thru service into their operating model, and in the case of Shake Shack, also feature an all-natural beef platform. Finally, new competitors in the business of selling sliders which compete with our Bambino product, have begun to penetrate the Colorado market. Most of our competitors have greater financial resources, marketing programs and name recognition than we do. Discounting by our quick-service restaurant competitors may adversely affect the revenues and profitability of our restaurants.

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

We depend on key management employees.

We believe our current operations and future success depend largely on the continued services of our management employees, particularly Ryan Zink, our President and Chief Executive Officer and Keri August our Senior Vice President of Finance and Accounting. Although we have entered into an employment agreement with Mr. Zink, he may voluntarily terminate his employment with us at any time. In addition, we do not currently maintain key-person insurance on the lives of Messrs. Zink or Ms. August. We have not entered into any employment agreement with Ms. August; she is an employee at will. The loss of services by Mr. Zink or Ms. August, or those of other key management personnel, could have a material adverse effect on our financial condition and results of operations.

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

In addition to systems where we directly control the security procedures, policies, and standards, confidential customer information is also handled by third-party service providers. Though our agreements with these service providers typically include indemnification provisions and requirements as to the providers’ security practices, no assurance can be given that these third party providers would be able to provide such indemnification in the case of a significant breach, and many of the same risks, including reputational risk, apply to information they handle. In the case of delivery service providers, the end user is a direct customer of the delivery provider, however reputational risk to our Company still exists with respect to those customers who receive food and beverage through us that has been delivered by such service provider.

Information technology system failures or breaches of our network security could interrupt our operations and harm our business, financial condition and results of operations.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants and various cloud-based systems that are an integral part of our operations and financial reporting processes. Our operations depend upon our ability to protect our technology and digital assets against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches or attacks, malware, and other disruptions. Any damage or failure of our computer systems or network infrastructure or any cybersecurity incident that causes an interruption in our operations or otherwise compromises our technology or digital assets, an interruption in our operations or otherwise compromises our computer systems or network infrastructure, or if software or third-party vendors that support our information technology environment are compromised, our business, financial condition and results of operations could be harmed and subject us to litigation or actions by regulatory authorities. These risks extend beyond services with which we directly contract. Recent outages with cloud infrastructure providers such as Amazon’s AWS, can cascade throughout multiple systems and could inhibit the majority or entirety of our system from accepting orders or otherwise operating. Further, adverse publicity resulting from such an event may harm our business, financial condition and results of operations. Although we have a comprehensive program to protect and mitigate risks associated with physical infrastructure and digital assets, including various vulnerability thefts, firewalls, data encryption and other security controls and intend to maintain and upgrade our security technology and operational procedures to prevent damage, breaches or other disruptions, these measures may not eliminate all risks Further, although we purchase cybersecurity insurance, such insurance is a responsive, not a preventive measure, and there can be no assurances that the limits of the policy will be sufficient to cover the costs associated with a cybersecurity event.

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

The Bad Daddy’s Burger Bar concept has been in existence for approximately eighteen years and the average age for all Bad Daddy’s restaurants, as of the date of this filing, is approximately nine years. Existing restaurants are currently located in Alabama, Colorado, Georgia, North Carolina, Oklahoma, South Carolina, and Tennessee. Because of the small number of existing Bad Daddy’s Burger Bar restaurants and the relatively short period of time that they have been in operation, there is substantial uncertainty that additional restaurants in other locations will be successful. Though the Company currently has no franchisee-owned restaurants, the Company has offered franchises in the past and may do so again in the future. There is no guarantee that we will be successful in offering Bad Daddy’s Burger Bar franchises throughout the U.S. or that, if and when, such franchises are granted, the restaurants developed by franchisees will be successful.

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

We are subject to changing rules and regulations arising from governmental, quasi-governmental, and other self-regulatory organizations, including state and local governments. These rules and regulations are evolving in scope and complexity and many new requirements have been created in response to recently enacted laws, making compliance more difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders may focus on environmental, social and governance (“ESG”) matters and related disclosures. Within our industry, concerns have been expressed regarding energy sourcing and management, water usage, chemicals used in food and supplies (such as PFAS or other “forever chemicals”), food safety, labor policies and practices and supply chain and management of food sourcing. These changing rules, regulations and stakeholder expectations could result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on policies, procedures, and practices within the scope of ESG, and collecting, measuring and reporting ESG related information may be costly and time intensive. We may also communicate certain information regarding ESG-related matters in our SEC filings or in other public disclosures. Even to the extent to which we are not subject to certain rules or regulations, shareholders or other interested parties could make intensive efforts to push for our voluntary compliance with such rules or regulations, or could be criticized for the accuracy or completeness of the disclosure; all of which could lead to increased costs. Our approach towards compliance, whether required or voluntary, toward ESG-related matters, and criticism over such, could adversely affect our reputation, business and financial performance.

Changes in enforcement practices related to existing immigration laws and/or modified or newly adopted immigration legislation may affect labor markets related to our suppliers or the QSR business segment

The increasingly dynamic nature of the federal government may affect the likelihood for Congress to amend existing immigration laws or adopt new immigration laws. Further, recent policy decisions from the current federal government administration related to more strict enforcement of, and rulemaking related to, immigration laws has significantly altered the current environment. Those policies include a lesser degree of tolerance of undocumented workers employed in various segments of the workforce. Various subsegments of the agricultural industry, as well as the QSR subsegment of the restaurant industry itself are at risk for employees who obtain fraudulent documentation but that contains data related to actual individuals or are of such quality that they may not be detected through appropriate document validation practices. Any new or modified immigration laws or a further change in these policy decisions may have an adverse impact on the number of individuals participating in these markets, and may reduce the total number of employees in the population from which we recruit, affecting our ability to conduct our business, and with respect to our suppliers, may have an adverse impact on their ability to produce products that we purchase for ingredients in our recipes.

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

Personnel and Third-Party Engagement

Our Information Technology department is led by the Director of Technology and Innovation who has more than twenty-five years of experience in technology management and cybersecurity, conducts regular risk assessments and continuously monitors our networks and systems.

The Company engages third-party risk security vendors to identify, mitigate, and remediate cybersecurity risks. A third-party vendor is utilized to perform quarterly scans of all our network endpoints. Any issues identified by the scans are remediated. Annual penetration tests are conducted, which simulate real-world threats, including social engineering threats, to the Company’s network and other digital assets. These tests include comprehensive “Dark Web” searches of all domain user emails. We require the annual submission of SOC 1 security certificates from third-party vendors that provide systems underlying our financial reporting infrastructure or with access to our financial and sales data.

Governance

The Director of Technology and Innovation’s presentation at the Company’s monthly senior leadership meeting, led by the CEO, includes the results of the most recent scans and routine testing. Should a cybersecurity incident occur, the Director of Technology and Innovation is required to immediately report it to the CEO, who is required to report any material cybersecurity breach promptly to the Company’s Board of Directors.

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

We currently lease approximately 7,650 square feet of space for our executive offices in Golden, Colorado for approximately $130,000 per year, under a lease agreement which expires in October 2027.

Most of our existing Good Times restaurants are a combination of free-standing structures containing approximately 880 to 1,000 square feet for the double drive-thru format and approximately 2,100 to 2,400 square feet for those locations with a 45 to 70-seat dining room. Except for one Good Times restaurant where we own both the land and building underlying, we do not own the land underlying these restaurants and either lease the land or the land and building. In addition, we have several restaurants that are conversions from other concepts in various sizes ranging from 1,700 square feet to 3,500 square feet. The buildings are situated on lots of approximately 16,000 to 50,000 square feet. Any future development is expected to be conducted through a combination of ground leases and land purchases.

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

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023, decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On March 1, 2024, the court of appeals issued a ruling affirming the trial court’s dismissal of the plaintiffs’ claims and reversed the trial court’s previous dismissal of Good Times’ own claim for the plaintiffs’ breach of their covenant not to sue Good Times. The court of appeals ordered that Good Times’ counterclaim be remanded to the trial court for further consideration. Due to this favorable decision, during the quarter ended March 26, 2024, we reversed our previous contingency reserve of $332,000. The plaintiffs petitioned the court of appeals for rehearing on its reversal of the trial court’s dismissal of Good Times’ counterclaim. On June 20, 2024, the court of appeals affirmed its previous reversal of the trial court’s dismissal of Good Times’ counterclaim. The trial court considered the issue of White Winston’s liability to Good Times and Good Times’ claimed damages which exceeded $3 million and consisted largely of Good Times’ legal fees. The trial court ordered the parties to submit briefing on the issue of damages. On April 11, 2025, the Court-appointed special master issued a recommendation that Good Times recover damages in the amount of $3.826 million plus pre- and post-judgment interest. White Winston filed a written objection to the Special Master’s recommendation, and Good Times filed a written response. On July 30, 2025, the Court entered a final judgment in Good Times’ favor in the amount of $3,826,715.07 in damages, $813,845.34 in pre-judgment interest, and post-judgment interest at a rate of 9.5% per annum. Following the end of Good Times’ 2025 fiscal year, the parties reached a preliminary agreement, subject to final documentation, to resolve Good Times’ claims against White Winston for an amount significantly less than this judgment. Final documentation of this settlement will conclude the litigation.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company‘s Board of Directors authorized a $5 million share repurchase program which became effective February 7, 2022. On December 12, 2024, the Company announced a $2 million expansion of its existing share repurchase program, which now provides authorization for a total of $7 million dollars of aggregate share repurchases. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, restrictions in purchases associated with the Cadence Credit Facility, and alternative investment opportunities. As of September 30, 2025, the Company has purchased approximately 1,822,246 shares of its common stock pursuant to the share repurchase plan leaving approximately $1,981,000 available for repurchases under the plan.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
7/02/2025 – 7/29/2025	15,600	$1.73	15,600
7/30/2025 – 8/26/2025	-	-	-
8/27/2025 – 9/30/2025	-	-	-
Total	15,600		15,600	$1,981,000

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We operate as two reportable business segments: Good Times Burgers and Frozen Custard (“Good Times”) and Bad Daddy’s Burger Bar (“Bad Daddy’s”). All of our Good Times restaurants compete in the quick-service drive-thru segment of the restaurant industry while our Bad Daddy’s restaurants compete in the full-service casual dining segment of the restaurant industry. We believe that providing this additional financial information for each of our brands will provide a better understanding of our overall operating results. Refer to Note 10, Segment Reporting, in the notes to our consolidated financial statements for more information.

The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprises 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Our discussion for the fiscal years ending September 30, 2025 and September 24, 2024 each cover periods of 53 and 52 full calendar weeks, respectively. Fiscal 2026 will consist of 52 weeks and end on September 29, 2026.

The following tables present information about our reportable segments for the respective periods, all dollar values are represented in thousands:

	Fiscal Year
	2025 (53 Weeks)		2024 (52 Weeks)
Bad Daddy’s:
Restaurant sales	$101,385	99.2%	$103,539	99.6%
Franchise and other revenues	825	0.8%	367	0.4%
Restaurant operating costs: (1)
Food and packaging costs	31,520	31.1%	32,155	31.1%
Payroll and employee benefit costs	35,325	34.8%	35,831	34.6%
Restaurant occupancy and other costs	22,031	21.7%	22,160	21.4%
Depreciation & amortization	2,950	2.9%	2,921	2.8%
Total restaurant operating costs	$91,826	90.6%	$93,067	89.9%
General & administrative costs (2)	2,596	2.5%	3,037	2.9%
Advertising costs	1,894	1.9%	1,876	1.8%
Asset impairment costs	466	0.5%	689	0.7%
(Gain) loss on lease terminations and asset disposals	(459)	(0.4%)	23	0.0%
Income from operations	5,887	5.8%	5,214	5.0%
Good Times:
Restaurant sales	$39,229	99.5%	$38,016	98.8%
Franchise and other revenues	191	0.5%	455	1.2%
Restaurant operating costs: (1)
Food and packaging costs	12,367	31.5%	11,549	30.4%
Payroll and employee benefit costs	13,952	35.6%	12,858	33.8%
Restaurant occupancy and other costs	9,385	23.9%	8,403	22.1%
Depreciation & amortization	964	2.5%	793	2.1%
Preopening costs	8	0.0%	-	0.0%
Total restaurant operating costs	$36,676	93.5%	$33,603	88.4%
General & administrative costs (2)	1,681	4.3%	1,898	4.9%
Litigation contingencies	-	0.0%	(332)	(0.9%)
Advertising costs	1,418	3.6%	1,355	3.5%
Asset impairment costs	161	0.4%	9	0.0%
Gain on restaurant asset sale and asset disposals	(27)	(0.1%)	(21)	(0.1%)
(Loss) income from operations	$(489)	(1.2%)	$1,959	5.1%
Other:
Franchise and other revenues	$-	0.0%	$3	0.0%
Restaurant operating costs: (1)
Restaurant occupancy and other costs	(449)	(0.3%)	(188)	(0.1%)
Depreciation & amortization	40	0.0%	41	0.0%
Total restaurant operating costs	$(409)	(0.3%)	$(147)	(0.1%)
General & administrative costs	5,457	3.9%	5,646	4.0%
Advertising costs	3	0.0%	297	0.2%
Loss on asset disposals	17	0.0%	-	0.0%
Loss from operations	$(5,068)	(3.6%)	$(5,793)	(4.1%)

Prior to fiscal 2025, certain general and administrative expenses now included in Other were combined and reported with our Bad Daddy's segment. In order to better align with our internal reporting and provide a better representation of restaurant-level operations, beginning with fiscal 2025, these expenses have been removed from the Bad Daddy's segment and are now stated separately in Other. Fiscal 2024 figures were recast for comparability. Unallocated costs such as human resources, finance, purchasing, restaurant development and administration are recorded at the Corporate level and are included in Other. The amounts reported for each reportable business segment contain allocations from Corporate for items such as technology support, repair and maintenance, marketing and restaurant accounting. In addition, Corporate collects rent from the Good Times segment related to one restaurant for which Corporate owns the real estate. There are no material transactions between our reportable business segments.

(1) Restaurant operating costs are expressed as a percentage of restaurant sales.

(2) Includes direct and allocated corporate general and administrative costs.

Bad Daddy’s Restaurants

We currently operate thirty-seven company-owned Bad Daddy’s restaurants. We also license one restaurant in North Carolina.

Good Times Burgers & Frozen Custard Restaurants

We currently operate twenty-seven company-owned and joint-venture Good Times restaurants all in the state of Colorado. In addition, we have three Good Times franchise restaurants, one operating in Colorado and two in Wyoming.

Impact of Inflation at Both Concepts

Commodity prices have been more stable during fiscal 2025 relative to the prior 3 years, with dairy byproducts, chicken, and eggs moderating. Though beef and bacon were at or are near record highs during the last quarter of fiscal 2025, they have recently began to decrease.

There is continued uncertainty regarding the degree of inflation and its associated impact on our business related to tariffs that have been implemented or threatened to be imposed on other countries, some of which are sources of food and packaging supplies for our business.

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

Results of Operations for Fiscal 2025 Compared to Fiscal 2024

Net Revenues: Net revenues for fiscal 2025 decreased $750,000 (0.5%) to $141,630,000 from $142,380,000 for fiscal 2024. Bad Daddy’s concept revenues decreased $1,696,000 while our Good Times concept revenues increased $949,000.

Bad Daddy’s restaurant sales decreased $2,154,000 to $101,385,000 in fiscal 2025 from $103,539,000 in fiscal 2024. This decrease is a result of the closure of one restaurant near the end of fiscal 2024, reduced customer traffic and by negative mix shift attributable to the success of the Company’s smashed patty burgers, partially offset by an additional week in the first fiscal quarter versus the prior year first fiscal quarter and menu price increases. Bad Daddy’s same store restaurant sales, also referred to as comparable sales, decreased 2.1% during fiscal 2025 compared to fiscal 2024. Bad Daddy’s restaurants are included in same store sales after they have been open a full eighteen months. This decrease is primarily driven by reduced customer traffic and value offered through drink specials and discounted sides, partially offset by menu price increases. The average menu price increase was approximately 3.3% in 2025 over 2024. There were thirty-eight restaurants included in the same store sales base at the end of the fiscal year. Additionally, net revenues for fiscal 2025 were increased by gift card breakage of $439,000 and license fees of $19,000 compared to the prior fiscal year.

Additional sales data related to Bad Daddy’s company-owned restaurants:

	Fiscal Year
	2025	2024
Total operating store weeks	2,065.0	2,074.5
Average sales per week	$49,100	$49,900
Annualized net sales per square foot (1)	$677	$677

(1) Based on comparable stores for the full fiscal year.

Good Times restaurant sales increased $1,213,000 to $39,229,000 in fiscal 2025 from $38,016,000 in fiscal 2024. This increase is driven by the first quarter 2025 acquisition of two Good Times restaurants, the third quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, the third quarter 2024 temporary closure of one Good Times restaurant for remodel, and an additional week in the first fiscal quarter versus the prior year first fiscal quarter, partially offset by the fourth quarter 2024 closure of one Good Times restaurant as well as the first quarter 2025 temporary closure of one Good Times restaurant for remodel, and reduced customer traffic. Same store restaurant sales decreased 5.0% during fiscal 2025 compared to fiscal 2024. This decrease is primarily due to decreased customer traffic, partially offset by a menu price increase. The average menu price increase in fiscal 2025 over fiscal 2024 was approximately 1.0%. Additionally, revenues for fiscal 2025 decreased by $264,000 in lower franchise revenues compared to fiscal 2024, primarily due to the acquisition of two Good Times restaurants previously owned by a franchisee in early fiscal 2025 as well as the acquisition of one Good Times restaurant previously owned by a franchisee in the third fiscal quarter of 2024. Fiscal 2025 and fiscal 2024 for Good Times include franchise advertising contributions of $68,000 and $179,000, respectively.

Average Good Times restaurant sales for company-owned and joint venture restaurants open the entire 2025 and 2024 fiscal years were as follows:

	Fiscal Year
	2025	2024
Average annual unit volume	$1,468,000	$1,538,000

During fiscal 2025, company-operated Good Times restaurants’ sales for restaurants that had been open a full eighteen months ranged from a low of $980,755 to a high of $2,532,226.

Food and Packaging Costs: For fiscal 2025, food and packaging costs increased $183,000 to $43,887,000 (31.2% of restaurant sales) compared to $43,704,000 (30.9% of restaurant sales) in fiscal 2024.

Bad Daddy’s food and packaging costs were $31,520,000 (31.1% of restaurant sales) in fiscal 2025, down from $32,155,000 (31.1% of restaurant sales) in fiscal 2024. This decrease is primarily attributable to the closure of one Bad Daddy’s restaurant during the fourth quarter of fiscal 2024, lower average unit volumes, and lower purchase prices, primarily for chicken wings and potatoes, partially offset by an additional week in the first fiscal quarter versus the prior year first fiscal quarter and increased ground beef costs.

Good Times food and packaging costs were $12,367,000 (31.5% of restaurant sales) in fiscal 2025, up from $11,549,000 (30.4% of restaurant sales) in fiscal 2024. This increase is driven by the first quarter 2025 acquisition of two Good Times restaurants, the third quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, the third quarter 2024 temporary closure of one Good Times restaurant for remodel, an additional week in the first fiscal quarter versus the prior year first fiscal quarter, partially offset by the fourth quarter 2024 closure of one Good Times restaurant as well as the first quarter 2025 temporary closure of one Good Times restaurant for remodel. The increase, as a percent of sales, is primarily attributable to higher purchase prices on ground beef and eggs, partially offset by the impact of the 1.0% increase in menu pricing compared to the prior year.

Payroll and Other Employee Benefit Costs: For fiscal 2025, payroll and other employee benefit costs increased $588,000 to $49,277,000 (35% of restaurant sales) compared to $48,689,000 (34.4% of restaurant sales) in fiscal 2024.

Bad Daddy’s payroll and other employee benefit costs were $35,325,000 (34.8% of restaurant sales) for fiscal 2025, down from $35,831,000 (34.6% of restaurant sales) in fiscal 2024. The $506,000 decrease is primarily attributable to the fourth fiscal quarter 2024 closure of one Bad Daddy’s restaurant, as well as reduced restaurant-level incentive compensation, partially offset by an additional week in the first fiscal quarter versus the prior year first fiscal quarter and decreased labor productivity. As a percent of sales, payroll and employee benefits costs increased by 0.2% primarily attributable to decreased labor productivity resulting from the deleveraging impact of lower sales, partially offset by reduced incentive compensation as well as the impact of the 3.3% increase in average menu pricing.

Good Times payroll and other employee benefit costs were $13,952,000 (35.6% of restaurant sales) in fiscal 2025, up from $12,858,000 (33.8% of restaurant sales) in fiscal 2024. The $1,094,000 increase is primarily attributable to the first quarter 2025 acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, the third quarter 2024 temporary closure of one Good Times restaurant for remodel, an additional week in the first fiscal quarter versus the prior year first fiscal quarter and decreased labor productivity, partially offset by the fourth quarter 2024 closure of one Good Times restaurant as well as the first quarter 2025 temporary closure of one Good Times restaurant for remodel. As a percent of sales, payroll and employee benefits costs increased by 1.8% in fiscal 2025 compared to fiscal 2024. This increase was primarily attributable to higher average wage rates and decreased labor productivity resulting from the deleveraging impact of lower sales, partially offset by decreased incentive compensation.

Occupancy Costs: Occupancy costs include rent, real and personal property taxes, common area maintenance expenses, licenses and insurance expenses. For fiscal 2025, occupancy costs increased $143,000 from $10,087,000 (7.1% of restaurant sales) in fiscal 2024 to $10,230,000 (7.3% of restaurant sales).

Bad Daddy’s occupancy costs were $6,658,000 (6.6% of restaurant sales) for fiscal 2025, down from $6,796,000 (6.6% of restaurant sales) in fiscal 2024, the notional decrease resulting primarily from the restaurant closed in the fourth quarter of fiscal 2024.

Good Times occupancy costs were $3,655,000 (9.3% of restaurant sales) in fiscal 2025, up from $3,411,000 (9.0% of restaurant sales) in fiscal 2024. The increase was primarily due to the first quarter 2025 acquisition of two Good Times restaurants, and the third fiscal quarter 2024 acquisition of one Good Times restaurant, previously owned by franchisees, partially offset by the closure of one Good Times restaurant during the fourth quarter of fiscal 2024.

Other Operating Costs: For fiscal 2025, other operating costs increased $449,000 to $20,737,000 (14.7% of restaurant sales) up from $20,288,000 (14.3% of restaurant sales) in fiscal 2024.

Bad Daddy’s other operating costs were $15,373,000 (15.2% of restaurant sales) for fiscal 2025, up from $15,364,000 (14.8% of restaurant sales) in fiscal 2024. As a percent of sales, other operating costs increased by 0.4% in fiscal 2025 compared to fiscal 2024. This increase was primarily attributable to higher repair and maintenance, utility and technology expenses.

Good Times other operating costs were $5,730,000 (14.6% of restaurant sales) in fiscal 2025, up from $4,992,000 (13.1% of restaurant sales) in fiscal 2024. As a percent of sales, other operating costs increased by 1.5% in fiscal 2025 compared to fiscal 2024. This increase was primarily attributable to higher repair and maintenance, technology and utility expenses.

New Store Preopening Costs: For fiscal 2025, preopening costs were $8,000 compared to no preopening costs for fiscal 2024. The current fiscal year costs primarily relate to training costs incurred as part of our two Good Times restaurant acquisitions.

Depreciation and Amortization Costs: Depreciation and amortization includes depreciation on capital expenditures for restaurants and corporate assets as well as amortization of acquired franchise rights and leasehold interests. For fiscal 2025, depreciation and amortization costs increased $199,000 to $3,954,000 compared to $3,755,000 in fiscal 2024. The increase is primarily due to additional company-owned restaurants and restaurant remodels.

Bad Daddy’s depreciation costs increased $29,000 from $2,921,000 in fiscal 2024 to $2,950,000 in fiscal 2025.

Good Times depreciation costs increased $171,000 from $793,000 in fiscal 2024 to $964,000 in fiscal 2025.

General and Administrative Costs: General and administrative costs include all corporate and administrative functions. Components of this category include accounting and administrative costs, regional and franchise support salaries and benefits; professional and consulting fees; travel; corporate information systems; training; board of directors’ expenses; office rent; and legal expenses. For fiscal 2025, general and administrative costs decreased $847,000 from $10,581,000 (7.4% of total revenue) in fiscal 2024 to $9,734,000 (6.9% of total revenue) in fiscal 2025.

The $847,000 decrease in general and administrative expenses in fiscal 2025 is primarily attributable to:

●	Decrease in third party accounting fees of $505,000 related to insourcing of accounting
●	Decrease in legal fees and settlement costs of $382,000
●	Decrease in costs associated with multi-unit supervisory roles of $197,000
●	Increase in home office payroll and benefits of $170,000
●	Increase in technology related expenses of $141,000
●	Net decreases in all other expenses of $74,000.

Advertising Costs: For fiscal 2025, advertising costs decreased $213,000 from $3,528,000 (2.5% of total revenues) in fiscal 2024 to $3,315,000 (2.3% of total revenues) in fiscal 2025.

Bad Daddy’s advertising costs increased $18,000 from $1,876,000 (1.8% of total revenues) in fiscal 2024 to $1,894,000 (1.9% of total revenues) in fiscal 2025. The increase is primarily due to increases in TV and outdoor media partially offset by a decrease in social media advertising. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, menu development, printing costs, local store marketing and social media. All restaurants contribute to an advertising materials fund based on a percentage of restaurant sales.

Good Times advertising costs increased $63,000 from $1,355,000 (3.5% of total revenues) in fiscal 2024 to $1,418,000 (3.6% of total revenues) in fiscal 2025. The increase is primarily due to increased outdoor and social media expenses, sponsorships and agency fees, partially offset by decreased radio media expense. Good Times advertising costs consist primarily of radio advertising, agency fees and social media. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

(Gain) loss on lease terminations and asset disposals: For fiscal 2025, the net gain on lease terminations and asset disposals was $469,000 compared to a net loss of $2,000 in fiscal 2024. The net gain in fiscal 2025 is primarily due to gains on lease terminations related to three Bad Daddy’s locations. The net loss in fiscal 2024 was primarily due to restaurant fixed asset retirements, mostly offset by a deferred gain on previous sale lease-back transactions related to two Good Times restaurants.

Long-lived Asset Impairment Charges: For fiscal 2025, the asset impairment charge was $627,000 compared to $698,000 in fiscal 2024. We review long-lived assets and intangibles subject to amortization for impairment when there are factors that indicate the carrying value of such assets may not be recoverable. The current year impairment costs are primarily attributable to the impairment of lease right-of-use assets for two Bad Daddy’s locations, the impairment of one Good Times location, as well as new assets deployed in restaurants where impairment was previously assessed and the Company’s current analysis indicated impairment of assets associated with those restaurants. During fiscal 2024 we recorded non-cash impairment charges of $689,000 and $9,000 related to Bad Daddy’s and Good Times, respectively.

Litigation Contingencies: There were no litigation contingency costs during fiscal 2025. There was $332,000 of income related to the adjustment of the Company’s litigation contingency reserve during fiscal 2024.

Income from Operations: Income from operations was $330,000 in fiscal 2025 compared to $1,380,000 in fiscal 2024. The change from fiscal 2024 to fiscal 2025 was primarily attributable to matters discussed in the relevant sections above.

Interest Expense: Interest expense was $196,000 during fiscal 2025, compared with $125,000 during fiscal 2024.

Provision for Income Taxes: There was an $824,000 benefit from income taxes for fiscal 2025, compared to a $624,000 benefit for fiscal 2024. The primary driver of the tax benefit for both fiscal 2025 and 2024 were changes in available tax credits. See Note 7 to the Consolidated Financial Statements included in this report for further information.

Net Income: Net income for fiscal 2025 was $1,098,000 compared to net income of $1,879,000 in fiscal 2024. The change from fiscal 2024 to fiscal 2025 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests: The non-controlling interest represents the limited partner’s share of income in the Good Times restaurants owned by a partnership in which the Company is the controlling partner.

For fiscal 2025, the income attributable to non-controlling interests was $74,000 compared to $266,000 for fiscal 2024. This $192,000 decrease is primarily due to decreased profitability during the fiscal year of the six restaurants involved in the partnership.

Adjusted EBITDA

EBITDA is defined as net income before interest, income taxes and depreciation and amortization.

Adjusted EBITDA is defined as EBITDA, adjusted for non-cash stock-based compensation expense, preopening expense, non-recurring acquisition costs, non-cash disposal of assets, litigation contingencies, and non-cash asset impairment charges. Adjusted EBITDA is intended as a supplemental measure of our performance that is not required by or presented in accordance with GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Our management uses EBITDA and Adjusted EBITDA (i) as a factor in evaluating management's performance when determining incentive compensation and (ii) to evaluate the effectiveness of our business strategies.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Year
	2025	2024
Net income attributable to common shareholders, as reported	$1,024	$1,613
Depreciation and amortization	4,049	3,849
Depreciation and amortization attributable to non-controlling interest	(101)	(92)
Provision for income taxes	(824)	(624)
Interest expense, net	196	125
EBITDA	4,344	4,871
Preopening expense (1)	8	-
Non-cash stock-based compensation (2)	112	134
Non-cash gain on lease terminations and disposal of assets (3)	(763)	2
Non-cash gain on disposal of assets attributable to non-controlling interest	(3)	(10)
Litigation contingencies	-	(332)
Asset impairment charges (4)	627	698
Adjusted EBITDA	$4,325	$5,363

(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 8 to the Consolidated Financial Statements.
(3)	Primarily related to gains on lease terminations as well as fixed asset disposals and deferred gains on previous sale-leaseback transactions on two Good Times restaurants.
(4)	Represents costs recognized in connection with the asset impairment charges as described in Note 1 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2025, we had a working capital deficit of $9,124,000. Our working capital position benefits from the fact that we generally collect cash from business-to-customer sales the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days. Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current- and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2026. We anticipate any commitments in fiscal 2026 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

Financing

Cadence Credit Facility

The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”) pursuant to which, Cadence agreed to loan the Company up to $8,000,000, which has a maturity date of April 20, 2028 (as amended to date, the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

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

As of September 30, 2025, the interest rate applicable to borrowings under the Cadence Credit Facility was 7.27%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $324,000 and is amortizing these costs over the term of the credit agreement. As of September 30, 2025, the unamortized balance of these fees was $93,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of September 30, 2025, there were $2,000,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 30, 2025, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $5,990,000 of committed funds available.

Parker Promissory Note

Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of September 30, 2025, the outstanding principal balance on the Parker Promissory Note was $342,000. Annual principal maturities over the next five years are approximately $35,000 each year.

Total interest expense on notes payable was $191,000 and $108,000 for fiscal 2025 and 2024, respectively.

Cash Flows

	Fiscal Year Ended
	September 30, 2025	September 24, 2024
Net cash provided by operating activities	$1,613	$5,130
Net cash used in investing activities	(3,844)	(3,662)
Net cash provided by (used in) financing activities	983	(1,797)
Net change in cash and cash equivalents	$(1,248)	$(329)

Operating Cash Flows. Net cash from operating activities decreased by $3,517,000, primarily due to decreased net income, income tax provision and an increase in non-cash gains, as well as increased cash usage for accounts payable, accrued liabilities and lease liabilities, partially offset by increased cash flow related to receivables, prepaid expenses, inventories and other assets, as presented on the Consolidated Statements of Cash Flows.

Investing Cash Flows. Net cash used in investing activities for the fiscal year ended September 30, 2025 and September 24, 2024 were $3,844,000 and $3,662,000, respectively, which primarily reflect the purchases of property and equipment and acquisitions of restaurants from franchises in each year as well as the payment of lease termination fees in the current year.

Financing Cash Flows. Net cash provided by financing activities for the fiscal year ended September 30, 2025, was $983,000, which includes proceeds from long-term debt of $2,250,000, payments of long-term debt of $780,000, net distributions to non-controlling interests of $38,000, $391,000 in payments for the purchase of treasury stock, and $58,000 for restricted stock vesting settled in cash.

Net cash used in financing activities for the fiscal year ended September 24, 2024, was $1,797,000, which includes proceeds from long-term debt of $1,380,000, including the making of the Parker Promissory Note, payments of long-term debt of $1,258,000, net contributions from non-controlling interests of $28,000, and $1,947,000 in payments for the purchase of treasury stock.

Contingencies and Off-Balance Sheet Arrangements

We are contingently liable on a lease underlying a restaurant operated by a franchisee. In addition, we are contingently liable for properties that we have subleased to unrelated parties. We have never experienced any losses related to these contingent lease or sublease liabilities, however if the franchisee or unrelated parties default on the payments under the leases or subleases, we would be liable for the lease payments as the assignor or sub-lessor of the lease. Currently we have not been notified nor are we aware of any leases or subleases in default by the franchisee or unrelated parties, however there can be no assurance that there will not be in the future which could have a material effect on our future operating results.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable. During the fiscal year ended September 30, 2025, the Company incurred $29,000 of contingent rent.

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

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company’s tax years corresponding to the Company’s fiscal years 2022 through 2024 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 30, 2025.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls and a conclusion on this evaluation. Based on this assessment, our management concluded that, as of September 30, 2025, the Company’s internal control over financial reporting was effective based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)	Insider Trading Arrangements and Policies.

During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. Although the policy does not explicitly state that it covers transactions of our securities by the Company itself, the Company conducts transactions in its own securities consistent with the policy. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

We will file a definitive proxy statement for our 2026 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement relating to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year covered by this Form 10-K.

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

3)	Exhibits

The following exhibits are furnished as part of this report:

Exhibit	Description
2.1	Membership Interest Purchase Agreement, dated April 24, 2015, among Good Times Restaurants Inc., FS-BDI Holdings, LLC, Thompson Family Associates, LLC, Keeper Investments, LLC, James C. Verney and Fenner Restaurant Group, LLC (previously filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed April 28, 2015 (File No. 000-18590) and incorporated herein by reference)
2.2	Membership Interest Purchase Agreement, dated January 25, 2023 by and among Bad Daddy’s International, LLC and Thompson Family Associates, RFM Ventures, LLC, Richard Miller, Vicki T. Ponce, Covington DeRamus, ACR Capital Ventures, LLC, Bill Duke, Jim Verney and Jim Abbott (previously filed as Exhibit 10.1 to the Registrant Current Report on Form 8-K filed on January 30, 2023 and incorporated herein by reference)

3.1(P)	Articles of Incorporation of Good Times Restaurants Inc. (previously filed on November 30, 1988 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-18 (File No. 33-25810-LA) and incorporated herein by reference)
3.2(P)	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated January 23, 1990 (previously filed on January 18, 1990 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 000-18590) and incorporated herein by reference)
3.3	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated June 15, 1994 (previously filed as Exhibit 3.3 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
3.4	Amendment to Articles of Incorporation of Good Times Restaurants Inc. dated September 23, 1996 (previously filed as Exhibit 3.5 to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (File No. 000-18590) and incorporated herein by reference)
3.5	Certificate of Designations, Preferences, and Rights of Series B Convertible Preference Stock of Good Times Restaurants Inc. (previously filed as Exhibit 1 to the Amendment No. 6 to Schedule 13D filed by The Erie County Investment Co., The Bailey Company, LLLP and Paul T. Bailey (File No. 005-42729) on February 14, 2005 and incorporated herein by reference)
3.6	Certificate of Change of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 12, 2011 (File No. 000-18590) and incorporated herein by reference)
3.7	Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock of Good Times Restaurants Inc. (previously filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed September 20, 2012 (File No. 000-18590) and incorporated herein by reference)
3.8	Amended and Restated Bylaws of Good Times Restaurants Inc. dated April 20, 2023 (previously filed as Exhibit 3.1 on Form 8-K filed April 26, 2023 (File No. 000-18590) and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed June 7, 2013 (File No. 333-188183) and incorporated herein by reference)
4.2*	Description of Securities
10.1+	Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 30, 2008 (File No. 000-18590) and incorporated herein by reference)
10.2+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan dated September 14, 2012 (previously filed as Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed April 26, 2013 (File No. 333-188183) and incorporated herein by reference)
10.3+	Amendment to the Good Times Restaurants Inc. 2008 Omnibus Equity Incentive Compensation Plan (previously filed as Annex B to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.4+	Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed April 25, 2018 (File No. 000-18590) and incorporated herein by reference)
10.5+	Amendment to the Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Compensation Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed December 18, 2020 (File No. 000-18590) and incorporated herein by reference)
10.6+	Second Amendment to the Good Times Restaurants Inc. 2018 Omnibus Equity Incentive Plan (previously filed as Annex A to the registrant’s Proxy Statement on Schedule 14A filed on December 16, 2021 (File No. 000-18590) and incorporated herein by reference
10.7	Supplemental Agreement dated September 28, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 1, 2012 (File No. 000-18590) and incorporated herein by reference)
10.8	Amendment to Supplemental Agreement dated October 16, 2012 between Good Times Restaurants Inc. and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 16, 2012 (File No. 000-18590) and incorporated herein by reference)
10.9	Securities Purchase Agreement, dated May 2, 2014, among Hoak Public Equities, L.P., Rest Redux LLC, and Small Island Investments Limited (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed May 7, 2014 (File No. 000-18590) and incorporated herein by reference)

10.10+	Second Amended and Restated Employment Agreement, dated December 24, 2020, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed December 28, 2020 (File No. 000-18590) and incorporated herein by reference)
10.11+	First Amendment to Second Amended and Restated Employment Agreement, dated September 28, 2022, between Ryan M. Zink and Good Times Restaurants Inc. (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed September 30, 2022 (File No. 000-18590) and incorporated herein by reference)
10.12	Cadence Bank Amended and Restated Credit Agreement (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 26, 2023 (Filed No. 000-18590) and incorporated herein by reference)
10.13	Cadence Bank Security and Pledge Agreement (previously filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed April 26, 2023 (File No. 000-18590) and incorporated herein by reference)
10.14	First Amendment to Credit Agreement dated May 22, 2024, by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 29, 2024)
10.15	Second Amendment to Credit Agreement dated May 30, 2024, by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 5, 2024)
10.16	Third Amendment to Credit Agreement dated September 30, 2025, by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 3, 2025)
10.17	Agreement, dated March 12, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 13, 2018 (File No. 000-18590) and incorporated herein by reference)
10.18	Amendment to Agreement, dated April 13, 2018, between Good Times Restaurants Inc. and Robert J. Stetson and where applicable his controlled affiliates, and Charles Jobson and where applicable his controlled affiliates (previously filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 17, 2018 (File No. 000-18590) and incorporated herein by reference)
10.19	Cash Incentive Bonus Arrangement for Ryan Zink adopted on February 25, 2025 (previously set forth in the Registrant’s Form 8-K filed with the SEC on February 27, 2025 and incorporated herein by reference
19.1*	Good Times Restaurants, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
97.1*	Good Times Restaurants Inc. Clawback Policy as adopted on November 9, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*       Filed herewith

+       Indicates management compensatory plan, contract, or arrangement.

(P) Paper exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.

December 29, 2025
Ryan M. Zink Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ryan M. Zink
Ryan M. Zink, President, Chief Executive Officer and Director
(Principal Executive Officer)
December 29, 2025

/s/ Keri A. August
Keri A. August, Senior Vice President of Finance and Accounting
(Principal Financial Officer and Principal Accounting Officer)
December 29, 2025

/s/ Charles Jobson
Charles Jobson, Director
December 29, 2025

/s/ Jason S. Maceda
Jason S. Maceda, Director
December 29, 2025

/s/ Sophia Rivka Rossi
Sophia Rivka Rossi, Director
December 29, 2025

/s/ Jennifer C. Stetson
Jennifer C. Stetson, Director
December 29, 2025

ITEM 15	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Good Times Restaurants Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Good Times Restaurants Inc. and Subsidiaries (the Company) as of September 30, 2025, and September 24, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2025, and September 24, 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Denver, Colorado

December 29, 2025

We have served as the Company’s auditor since 2025.

Good Times Restaurants Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2025	September 24, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,605	$3,853
Inventories	1,388	1,419
Receivables	795	890
Prepaid expenses and other	466	395
Total current assets	5,254	6,557

PROPERTY AND EQUIPMENT:
Land and land improvements	1,113	1,113
Buildings	4,841	4,990
Leasehold improvements	38,194	39,610
Fixtures and equipment	29,781	34,814
Total property and equipment, at cost	73,929	80,527
Less accumulated depreciation and amortization	(52,061)	(57,730)
Total net property and equipment	21,868	22,797

OTHER ASSETS:
Operating lease right-of-use assets, net	33,618	35,671
Deferred tax assets, net	13,031	12,207
Deposits and other assets	423	273
Trademarks	3,900	3,900
Goodwill	5,713	5,713
Total other assets	56,685	57,764
TOTAL ASSETS:	$83,807	$87,118

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$30
Accounts payable	2,605	3,059
Operating lease liabilities, current	6,267	6,161
Other accrued liabilities	5,474	6,437
Total current liabilities	14,378	15,687

LONG-TERM LIABILITIES:
Maturities of long-term debt, net of current portion	2,310	842
Operating lease liabilities, net of current portion	33,225	37,396
Deferred and other liabilities	83	105
Total long-term liabilities	35,618	38,343

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2025 and September 24, 2024, respectively	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 12,977,433 issued; 10,549,508 and 10,712,367 shares outstanding as of September 30, 2025 and September 24, 2024, respectively	13	13
Capital contributed in excess of par value	56,889	56,835
Treasury stock, at cost; 2,427,925 and 2,265,066 shares as of September 30, 2025 and September 24, 2024, respectively	(7,246)	(6,855)
Accumulated deficit	(16,598)	(17,622)
Total Good Times Restaurants Inc. shareholders' equity	33,058	32,371
Non-controlling interests	753	717
Total shareholders’ equity	33,811	33,088
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,807	$87,118

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal Year
	2025	2024
	(53 Weeks)	(52 Weeks)
NET REVENUES:
Restaurant sales	$140,614	$141,555
Franchise and other revenues	1,016	825
Total net revenues	141,630	142,380
RESTAURANT OPERATING COSTS:
Food and packaging costs	43,887	43,704
Payroll and other employee benefit costs	49,277	48,689
Restaurant occupancy costs	10,230	10,087
Other restaurant operating costs	20,737	20,288
Preopening costs	8	-
Depreciation and amortization	3,954	3,755
Total restaurant operating costs	128,093	126,523

General and administrative costs	9,734	10,581
Advertising costs	3,315	3,528
Impairment of long-lived assets	627	698
(Gain) loss on lease terminations and asset disposals	(469)	2
Litigation contingencies	-	(332)

INCOME FROM OPERATIONS	330	1,380

OTHER INCOME (EXPENSES):
Interest expense	(196)	(125)
Other income	140	-
Total other income (expenses)	(56)	(125)

NET INCOME BEFORE INCOME TAXES	274	1,255

Provision for income taxes	824	624

NET INCOME	1,098	1,879

Income attributable to non-controlling interests	(74)	(266)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,024	$1,613

NET INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$.10	$.15
Diluted	$.10	$.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	10,612,449	11,047,152
Diluted	10,703,219	11,147,563

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the Period from September 26, 2023 thru September 30, 2025
(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock		Capital Contributed	Non- Controlling
	Shares	Amount	Outstanding Shares	Par Value	in Excess of Par Value	Interest In Partnerships	Accumulated Deficit	Total
BALANCES, September 26, 2023	1,530,846	$(4,908)	11,446,587	$13	$56,701	$423	$(19,235)	$32,994
Stock-based compensation cost	-	-	-	-	134	-	-	134
Treasury shares purchased	734,220	(1,947)	(734,220)	-	-	-	-	(1,947)
Income attributable to non-controlling interests	-	-	-	-	-	266	-	266
Distributions to unrelated limited partners	-	-	-	-	-	(172)	-	(172)
Contributions from unrelated limited partners	-	-	-	-	-	200	-	200
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	1,613	1,613

BALANCES, September 24, 2024	2,265,066	$(6,855)	10,712,367	$13	$56,835	$717	$(17,622)	$33,088

Stock-based compensation cost	-	-	-	-	112	-	-	112
Cash-settled restricted stock units					(58)			(58)
Treasury shares purchased	162,859	(391)	(162,859)	-	-	-	-	(391)
Income attributable to non-controlling interests	-	-	-	-	-	74	-	74
Distributions to unrelated limited partners	-	-	-	-	-	(47)	-	(47)
Contributions from unrelated limited partners	-	-	-	-	-	9	-	9
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	1,024	1,024

BALANCES, September 30, 2025	2,427,925	$(7,246)	10,549,508	$13	$56,889	$753	$(16,598)	$33,811

See accompanying notes to consolidated financial statements

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2025	2024
	(53 Weeks)	(52 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,098	$1,879

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,049	3,849
Net change in ROU assets and operating lease liabilities	(1,277)	(856)
(Gain) on lease terminations	(813)	-
Recognition of deferred gain on sale of restaurant building	(13)	(38)
Loss on asset disposals	115	29
Impairment of long-lived assets	627	698
Stock-based compensation expense	112	134
Provision for income taxes	(824)	(624)
Changes in operating assets and liabilities:
Decrease (increase) in:
Receivables and prepaids	17	(355)
Inventories	52	-
Deposits and other assets	(157)	35
(Decrease) increase in:
Accounts payable	(404)	449
Deferred liabilities	(11)	(4)
Accrued and other liabilities	(958)	(66)
Net cash provided by operating activities	1,613	5,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(3,067)	(3,142)
Acquisition of restaurants from franchisees, net of cash acquired	(504)	(534)
Lease termination payments	(350)	-
Proceeds from sale of fixed assets	77	14
Net cash used in investing activities	(3,844)	(3,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	2,250	1,380
Payments on long-term debt	(780)	(1,258)
Payment for the purchase of treasury stock	(391)	(1,947)
Payment for restricted stock vesting settled in cash	(58)	-
Contributions from non-controlling interests	9	200
Distributions to non-controlling interests	(47)	(172)
Net cash provided by (used in) financing activities	983	(1,797)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,248)	(329)
CASH AND CASH EQUIVALENTS, beginning of year	3,853	4,182
CASH AND CASH EQUIVALENTS, end of year	$2,605	$3,853

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$206	$97
Change in accounts payable attributable to the purchase of property and equipment	$50	$(25)

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

BDCO was formed by Good Times Restaurants Inc. in 2013 to develop Bad Daddy’s Burger Bar restaurants in the state of Colorado. Subsequently, BDI was acquired by Good Times Restaurants Inc. on May 7, 2015. Combined, activities in these entities compose our Bad Daddy’s operating segment, which as of September 30, 2025, operated thirty-eight company-owned, and one licensee full-service small-box casual dining restaurants under the name Bad Daddy’s Burger Bar, primarily located in the Southeast region of the United States and the state of Colorado and licenses the Bad Daddy’s brand for use at an airport Bad Daddy’s restaurant under third-party operations and ownership.

Drive Thru commenced operations in 1986 and owns, operates, and franchises drive-thru fast food hamburger restaurants under the name Good Times Burgers & Frozen Custard. As of September 30, 2025, the Company operates twenty-one company-owned restaurants and six restaurants owned by a limited partnership in which the Company is the controlling partner. All twenty-seven Company-operated restaurants are located in Colorado. In addition, as of September 30, 2025, Drive Thru is the franchisor of three franchisee-owned restaurants, with one operating in Colorado and two in Wyoming.

We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets Generally Accepted Accounting Principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods comprises 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal year 2025 began September 25, 2024 and ended September 30. 2025. Fiscal year 2024 began September 27, 2023 and ended September 24, 2024.

Principles of Consolidation – The consolidated financial statements include the accounts of Good Times, its wholly-owned subsidiaries, and one limited partnership in which the Company exercises control through Drive Thru, the partnership’s general partner. The Company owns an approximate 50% interest in the Drive Thru limited partnership, is the sole general partner, and receives a management fee from the partnership. Because the Company owns an approximate 50% interest in the partnership and exercises complete management control over all decisions for the partnership, except for certain veto rights, the financial statements of the partnership are consolidated into the Company’s consolidated financial statements. The equity interests of the unrelated limited partner are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as non-controlling interests and are adjusted each period to reflect the limited partners’ share of the net income or loss as well as any cash contributions from or cash distributions to the limited partner for the period. The limited partner’s share of the net income or loss in the entities is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. Additionally, any changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that would result in deconsolidation of a subsidiary would be recorded as a gain or loss based on the fair value on the deconsolidation date. All inter-company accounts and transactions are eliminated in consolidation.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income.

Advertising Costs – We use Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. As such the contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when received, are recorded and included as a component of franchise revenues. Contributions to the Advertising Funds from our franchisees were $68,000 and $179,000 for the fiscal years ended September 30, 2025 and September 24, 2024, respectively.

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

Accounts Receivable – Accounts receivable include uncollateralized receivables from our franchisees, due in the normal course of business, generally requiring payment within thirty days of the invoice date. Additionally, accounts receivable include payments due from third-party delivery aggregators, and certain rebates from our key food and beverage vendors. On a periodic basis the Company monitors all accounts for delinquency and provides for estimated losses of uncollectible accounts. There were no allowances for unrecoverable accounts receivable at September 30, 2025 and September 24, 2024.

Property and Equipment – Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.

Maintenance and repairs are recorded as expense when those services are rendered. Expenditures for major improvements that meaningfully extend the life of the underlying asset are capitalized. When assets are retired, or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation with any resulting gain or loss credited or charged to income.

Trademarks – Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. No trademark impairment charges were recognized during the fiscal years ended September 30, 2025 and September 24, 2024.

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

The following table presents goodwill associated with each reporting unit as of September 30, 2025 and September 24, 2024 (in thousands):

	September 30, 2025	September 24, 2024
Good Times	$96	$96
Bad Daddy’s	5,617	5,617
Total	$5,713	$5,713

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

There were impairments of $627,000 in the fiscal year ended September 30, 2025, related primarily to lease right-of-use assets, one Good Times restaurant and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants. During the fiscal year ended September 24, 2024, there were impairments of $698,000.

Leases – The Company accounts for leases consistent with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).

The Company assesses whether a contract qualifies as a lease at inception. The Company only held operating leases as of and during the years ended September 30, 2025 and September 24, 2024. The Company’s material long-term operating lease agreements are for the land and buildings for our restaurants as well as our corporate office. The lease term begins on the date that the Company takes possession under the lease, including the pre-opening period during construction, when in most cases the Company is not making rent payments.

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

Operating lease expense is recognized on a straight-line basis over the lease term. In certain situations, lease contracts are amended or otherwise changed. Based upon an analysis of those changes, specifically whether additional rights have been conveyed and additional lease payments are required, the Company determines whether the lease warrants remeasurement, or treatment as a separate contract. Certain of the Company’s operating leases contain clauses that provide for contingent rent based on a percentage of sales greater than certain specified target amounts. Variable lease payments that do not depend on a rate or index, escalation in the index subsequent to the initial measurement, payments associated with non-lease components such as common area maintenance, real estate taxes and insurance, and short-term lease payments (leases with a term with 12 months or less) are expensed as incurred or when the achievement of the specified target that triggers the contingent rent is considered probable. The Company had four subleases as of September 30, 2025. We disclose details of sublease income and its impact on operating lease expense in Note 6.

Deferred Liabilities – Deferred Liabilities consist primarily of long-term deferred income in the form of sale-leaseback transactions and vendor signing incentives.

Revenue Recognition - Revenues consist primarily of sales from restaurant operations, which includes third-party delivery sales, and franchise revenue, which includes franchisee royalties and contributions to advertising funds. The Company recognizes revenue, pursuant to ASU 2014-09, Revenue from Contracts with Customers (Topic 606), when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

The Company recognizes revenue from restaurant sales, including third-party delivery sales, when our performance obligation, namely the provision of food and beverage and the associated customer service, is satisfied. Restaurant sales are presented net of discounts, coupons, employee meals and complimentary meals, and are presented net of sales tax. Sales taxes collected from customers are included in other accrued liabilities on our consolidated balance sheets until the taxes are remitted to the taxing authorities.

The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and has historically been immaterial to our overall financial statements, and breakage for cards sold under the Good Times brand has continued to be so. During the first quarter of fiscal 2022, the Company sold Bad Daddy’s gift cards with significant aggregate value through third-party retail partners, many of which were unredeemed as of September 30, 2025 and for which breakage was recognized during fiscal 2025 based upon the Company’s policy for breakage recognition. Breakage in the amount of $504,000 and $65,000 was included in Franchise and other revenues in the fiscal years ended September 30, 2025 and September 24, 2024, respectively.

The Company operates a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the reward program is immaterial to the Company’s financial statements for the fiscal years ended September 30, 2025 and September 24, 2024.

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

The Company is subject to taxation in various jurisdictions within the U.S. The Company’s tax years corresponding to the Company’s fiscal years 2022 through 2024 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of September 30, 2025.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	September 30, 2025	September 24, 2024
Weighted-average shares outstanding basic	10,612,449	11,047,152
Effect of potentially dilutive securities:
Stock options	1,770	11,161
Restricted stock units	89,000	89,250
Weighted-average shares outstanding diluted	10,703,219	11,147,563
Excluded from diluted weighted-average shares outstanding:
Antidilutive	430,786	343,216

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of receivables. Receivables consist of the following as of:

	September 30, 2025	September 24, 2024
Vendor rebates and incentives	$309	$437
Third-party delivery partners	291	280
Franchise and other	131	53
Third-party retailers	64	120
Total	$795	$890

The Company distributes most of its restaurant food and paper through a single distribution company. The Company believes a sufficient number of other distributors exist from which food and paper could be warehoused and distributed to prevent any long-term, adverse consequences.

The Company operates in two industry segments, quick-service restaurants and casual dining restaurants. A geographic concentration exists because the Company’s customers are generally located in Colorado and the Southeast region of the U.S., most significantly in North Carolina.

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

Non-controlling Interests - Our non-controlling interests currently consist of one limited partnership involving six Good Times restaurants in which the Company and non-controlling partner share equal ownership. The equity interests of unrelated limited partners and members are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as non-controlling interests and are adjusted each period to reflect the limited partner’s share of the net income or loss as well as any cash distributions or contributions to the limited partner for the period. The limited partner’s share of the net income or loss in the partnership is shown as non-controlling interest income or expense in the accompanying consolidated statements of operations. Additionally, any changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, while changes in ownership interest that would result in deconsolidation of a subsidiary would be recorded as a gain or loss based on the fair value on the deconsolidation date. All inter-company accounts and transactions are eliminated.

Recent Accounting Pronouncements – As of September 30, 2025, the Company adopted ASU 2023-07-Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The adoption of ASU 2023-07 did not impact the Company’s results of operations, cash flow, or financial condition. See Note 10 for the Company’s segment disclosures.

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

2.       Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of September 30, 2025 and September 24, 2024 (in thousands):

	September 30, 2025			September 24, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

There were no impairments to goodwill or intangible assets during the fiscal years ended September 30, 2025 and September 24, 2024.

3.	Notes Payable and Long-Term Debt

Cadence Credit Facility

The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Cadence Bank (“Cadence”) pursuant to which, Cadence agreed to loan the Company up to $8,000,000, which has a maturity date of April 20, 2028 (as amended to date, the “Cadence Credit Facility”). The Cadence Credit Facility amended and restated the Company’s prior credit facility with Cadence in its entirety. The Cadence Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Cadence prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Cadence Credit Facility.

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

As of September 30, 2025, the interest rate applicable to borrowings under the Cadence Credit Facility was 7.27%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $324,000 and is amortizing these costs over the term of the credit agreement. As of September 30, 2025, the unamortized balance of these fees was $93,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of September 30, 2025, there were $2,000,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of September 30, 2025, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $5,990,000 of committed funds available.

Parker Promissory Note

Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of September 30, 2025, the outstanding principal balance on the Parker Promissory Note was $342,000. Annual principal maturities over the next five years are approximately $35,000 each year.

Total interest expense on notes payable was $191,000 and $108,000 for fiscal 2025 and 2024, respectively.

4.	Other Accrued Liabilities:

Other accrued liabilities consist of the following (in thousands):

	September 30, 2025	September 24, 2024
Wages and other employee benefits	$2,085	$2,681
Taxes, other than income tax	1,400	1,318
Gift card liability, net of breakage	1,096	1,460
General expense accrual and other	893	978
Total	$5,474	$6,437

5.	Commitments and Contingencies

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

The Company’s office space and the land and buildings related to the Drive Thru and Bad Daddy’s restaurant facilities are classified as operating leases and expire at various dates over the next 19 years. Some leases contain escalation clauses over the lives of the leases. Most of the leases contain one to three five-year renewal options at the end of the initial term. Certain leases include provisions for additional contingent rent payments if sales volumes exceed specified levels. For the fiscal year ended September 30, 2025, the Company incurred $29,000 of contingent rent expense. The Company incurred $54,000 of contingent rent expense for the fiscal year ended September 24, 2024.

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

Components of operating lease costs in the consolidated statements of operations for the fiscal years ended September 30, 2025 and September 24, 2024 are as follows (in thousands):

	Classification	Fiscal 2025	Fiscal 2024
Operating lease cost	Occupancy, Other restaurant operating costs, preopening costs and General and administrative expenses, net	$7,531	$7,450
Variable lease cost	Occupancy	29	54
Sublease income	Occupancy	(495)	(517)
Total lease expense		$7,065	$6,987

Supplemental cash flow disclosures for the fiscal years ended September 30, 2025 and September 24, 2024 (in thousands):

	Fiscal 2025	Fiscal 2024
Cash paid for operating lease liabilities	$8,349	$8,072

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$1,465	$242

Weighted average lease term and discount rate are as follows:

	September 30, 2025	September 24, 2024
Weighted average remaining lease term (in years)	6.67	7.36

Weighted average discount rate	5.4%	5.2%

Future minimum rent payments for our operating leases for each of the next five years as of September 30, 2025 are as follows (in thousands):

Fiscal year ending September:	Total
2026	$8,208
2027	7,999
2028	7,240
2029	6,148
2030	5,269
Thereafter	12,346
Total minimum lease payments	47,210
Less: imputed interest	(7,718)
Present value of lease liabilities	$39,492

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent expense on a straight-line basis.

7.	Income Taxes

Deferred tax assets (liabilities) are comprised of the following at the period end (in thousands):

	September 30, 2025 Long Term	September 24, 2024 Long Term
Deferred income tax assets (liabilities):
Tax effect of net operating loss carry-forward	$3,650	$3,426
General business credits	8,576	7,399
Deferred revenue	25	52
Intangibles basis differences	174	547
Long-term lease liability	9,030	9,443
Other future benefits	597	664
Deferred tax assets	22,052	21,531
Less valuation allowance	-	-
Deferred tax assets, net of valuation allowance	22,052	21,531
Partnership/joint venture basis differences	(145)	(95)
Property and equipment basis differences	(1,319)	(1,599)
ROU asset	(7,447)	(7,630)
Other future expense	(110)	-
Deferred tax liabilities	(9,021)	(9,324)
Net deferred tax assets	$13,031	$12,207

The Company has Federal net operating loss carry-forwards available for future periods, as discussed below, of approximately $734,000 from 2025, $11,787,000 from 2019 and $1,035,000 from 2017 and prior for income tax purposes. The net operating loss carry-forwards from periods prior to 2019 expire between 2029 and 2038. Based on the changes in control, which occurred in 2011, 2013, and 2017, the utilization of the loss carry-forwards incurred for periods prior to 2017 is limited to approximately $163,000 per year. In addition, the Company has general business tax credits of $8,576,000 from 2014 through 2025 which expire from 2034 through 2044. As of September 30, 2025, our deferred tax assets were primarily the result of net operating loss and tax credit carry-forwards. No valuation allowance was recorded against our gross deferred tax asset balance as of September 30, 2025 or September 24, 2024. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2025, management determined that there is sufficient positive evidence, including the recent cumulative pretax income, potential future taxable income from the acquisition of the non-controlling interests in several joint interests in fiscal year 2023, recent tempering of inflation pressures, and the utilization of net operating loss carry-forwards on the most recently filed tax return. Based on the review of this evidence, management determined that there is sufficient positive evidence to conclude that it is more likely than not deferred taxes assets are realizable and therefore no valuation allowance is necessary.

The following table summarizes the components of the provision for income taxes (in thousands):

	Fiscal 2025	Fiscal 2024
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(808)	(632)
State	(16)	8
	(824)	(624)
Total income tax benefit	$(824)	$(624)

The income tax expense for years ended September 30, 2025 and September 24, 2024 differed from the amounts computed by applying the U.S. Federal statutory tax rate to pre-tax income as follows (in thousands):

	Fiscal 2025	Fiscal 2024
U.S. Federal tax provision at statutory rate	$58	$208
State (tax benefit) income tax, net of federal tax benefit	(16)	(2)
FICA/WOTC tax credits	(1,170)	(1,126)
Effect of change in valuation allowance	-	-
Permanent differences	272	281
Impact of noncontrolling interest	(16)	-
Other	48	15
Provision for income taxes	$(824)	$(624)

8.	Shareholders’ Equity

Preferred Stock

The Company has the authority to issue 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

Common Stock

The Company has the authority to issue 50,000,000 shares of common stock with a par value of $.001. The Company has issued 12,977,433 shares, and as of September 30, 2025 and September 24, 2024 there were 10,549,508 and 10,712,367 shares outstanding, respectively.

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

The Company recorded $112,000 and $134,000 in total stock-based compensation expense during the fiscal years ended September 30, 2025 and September 24, 2024 respectively, that was classified as general and administrative costs.

Stock Options

The Company measures the compensation cost associated with stock option awards by estimating the fair value of the award as of the grant date using the Black-Scholes pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options and stock awards granted during the fiscal years ended September 30, 2025 and September 24, 2024. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

During the fiscal year ended September 30, 2025, the Company granted 15,000 Incentive Stock Options vesting ratably over a five-year period.

During the fiscal year ended September 24, 2024, the Company granted Mr. Zink 20,000 Incentive Stock Options and Mr. Stack 18,000 Incentive Stock Options, both vesting ratably over a five-year period. Mr. Stack retired in 2025 and his stock options were forfeited unexercised.

In addition to the exercise and grant date prices of the stock option awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants are listed in the following table:

Incentive and Non-Statutory Stock Options
	Fiscal 2025	Fiscal 2024
Expected term (years)	6.50	6.25
Expected volatility	59.4%	62.5%
Risk-free interest rate	4.11%	4.68%
Expected dividends	-	-

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

The following table summarizes stock option activity for the fiscal years ended September 30, 2025 and September 24, 2024 under all plans:

	Fiscal Year Ended
	September 30, 2025			September 24, 2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)
Outstanding at beginning of year	471,216	$3.84		437,528	$3.95
Options granted	15,000	$1.78		38,000	$2.51
Options exercised	-	$-		-	$-
Forfeited	(35,167)	$3.24		(4,312)	$2.90
Expired	(5,263)	$7.79		-	$-
Outstanding at end of year	445,786	$3.77	3.13	471,216	$3.84	4.04
Exercisable at end of year	322,786	$3.60	2.45	337,216	$3.71	3.28

As of September 30, 2025 and September 24, 2024, the aggregate intrinsic value of the outstanding and exercisable options was $3,572 and $25,301, respectively. Only options whose exercise price is below the current market price of the underlying stock are included in the intrinsic value calculation.

As of September 30, 2025, the total remaining unrecognized compensation cost related to non-vested stock options was $60,000 and is expected to be recognized over a weighted average period of approximately 3.3 years.

There were no stock options exercised during the fiscal years ended September 30, 2025 or September 24, 2024

Restricted Stock Units and Performance Units

Restricted Stock Units (“RSUs”) award a holder of a grant the right to receive, at the Company’s option, a specified number of shares of common stock or a cash payment equal to the fair market value (determined as of a specified date) of a specified number of shares of common stock, subject to other conditions or restrictions as may be determined by the Company to be applicable to any given grant. Performance Units (“PUs”), which are were immaterial to the consolidated financial statements, operate the same as RSUs, but with performance-based instead of time-based vesting criteria.

During the fiscal year ended September 30, 2025, the Company granted 40,000 RSUs and PUs. There were 44,000 RSUs and PUs granted during the fiscal year ended September 24, 2024. The RSUs and PUs granted during these fiscal years vest over a three-year period from date of grant, with the PUs subject to additional performance-based vesting criteria.

A summary of the status of non-vested RSUs and PUs as of September 30, 2025 and September 24, 2024 is presented below.

	Fiscal Year Ended
	September 30, 2025		September 24, 2024
	Shares	Grant Date Fair Value Per Share	Shares	Grant Date Fair Value Per Share
Non-vested shares at beginning of year	89,250	$2.29 to $4.50	45,250	$2.29 to $4.50
Granted	40,000	$1.71 to $2.71	44,000	$2.52 to $2.54
Exercised	(23,000)	$4.50	-	-
Forfeited	(17,250)	$2.29 to $2.52	-	-
Non-vested shares at end of year	89,000	$1.71 to $2.71	89,250	$2.29 to $4.50

As of September 30, 2025, there was $105,000 of total unrecognized compensation cost related to non-vested RSUs and PUs. This cost is expected to be recognized over a weighted average period of approximately 2.0 years.

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

The equity interests of the unrelated limited partners are shown on the accompanying consolidated balance sheets in the shareholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partners’ share of the net income or loss as well as any cash contributions or distributions to or from the limited partners for the period. The limited partners’ share of the net income or loss in the subsidiary is shown as income or expense attributable to non-controlling interests in the accompanying consolidated statements of operations. All inter-company accounts and transactions are eliminated.

The following table summarizes the activity in non-controlling interests during the year ended September 30, 2025 and September 24, 2024 (in thousands):

	Fiscal Year Ended
	September 30, 2025	September 24, 2024
Balance at beginning of fiscal year	$717	$423
Income attributable to non-controlling interests	$74	$266
Contributions from non-controlling partner	$9	$200
Distributions to non-controlling partner	$(47)	$(172)
Balance at end of fiscal year	$753	$717

Our non-controlling interests currently represent a single limited partner in one limited partnership involving six Good Times restaurants, in which the Company owns a 50.0% interest in the partnership and maintains contractual management control.

9.	Retirement Plan

The Company sponsors a qualified defined contribution 401(k) plan for employees meeting certain eligibility requirements. Under the plan, employees are entitled to make contributions on both a pre-tax basis or after-tax basis (Roth contributions) and the Company makes a safe harbor matching contribution to all participating employees. The Company will match, on a dollar-for-dollar basis, the first 3% of eligible pay contributed by employees. The Company also matches 50% of each dollar contributed between 3% and 5% of eligible pay contributed by employees. The Company may, at its discretion, make additional contributions to the Plan or change the matching percentage. The Company’s matching contribution expense in the fiscal years ended September 30, 2025 and September 24, 2024 were $276,000 and $246,000, respectively. Matching contributions are generally made at the same time employee contributions are made.

10.	Segment Reporting

Our chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The CODM assesses performance, makes key decisions, and allocates resources at the concept level and has identified Good Times and Bad Daddy's as our separate operating and reportable segments. The Good Times segment includes the results of our Company-owned Good Times Burgers & Frozen Custard restaurants, which are located in the United States and operate within the quick-service restaurant segment of the industry. It also includes royalties and other fees from our franchised locations in the United States. The Bad Daddy’s segment includes the results of our Company-owned Bad Daddy’s Burger Bar restaurants, which are located in the United States and operate within the full-service dining restaurant segment of the industry. It also includes license fees from one licensed location in the United States. Unallocated costs such as human resources, finance, purchasing, restaurant development and administration are recorded at the Corporate level and are included in Other. The amounts reported for each operating segment contain allocations from Corporate for items such as technology support, repair and maintenance, marketing and restaurant accounting. In addition, Corporate collects rent from the Good Times segment related to one restaurant for which the real estate is included in Corporate assets. There are no material transactions between the Good Times and Bad Daddy’s segments.

Restaurant sales for each operating segment include revenues generated by the operation of Company-owned restaurants, which include food and beverage sales, net of discounts. Franchise and other revenues for each operating segment include franchisee royalties and contributions to advertising funds, license fees, and other service fees, as well as gift card breakage.

Our CODM uses Restaurant-level operating profit as the measure for assessing performance and allocating resources for our segments. Restaurant-level operating profit is widely regarded in the restaurant industry as a useful metric by which to evaluate restaurant-level operating efficiency and performance. The Company defines restaurant-level operating profit to be restaurant revenues minus restaurant-level operating costs, excluding restaurant closures and impairment costs. The measure includes restaurant-level occupancy costs, which include fixed rents, percentage rents, common area maintenance charges, real estate and personal property taxes, general liability insurance and other property costs, but excludes depreciation.

We do not rely on any major customers as a source of sales, and the customers and long-lived assets of our operating segments are located in the United States.

Prior to fourth quarter 2025, certain general and administrative expenses now included in Other were combined and reported with our Bad Daddy's segment. In order to better align with our internal reporting and provide a better representation of restaurant-level operating profit, these expenses have been removed from the Bad Daddy's segment and are now stated separately in Other. Fiscal 2024 figures have been recast for comparability.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP (in thousands):

	Fiscal Year Ended September 30, 2025
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$39,229	$101,385	$-	$140,614
Restaurant operating costs:
Food and packaging costs	12,367	31,520	-	43,887
Payroll and other employee benefit costs	13,952	35,325	-	49,277
Restaurant occupancy costs	3,655	6,658	(83)	10,230
Other restaurant operating costs	5,730	15,373	(366)	20,737
Restaurant-level operating profit	$3,525	$12,509	$449	$16,483
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				1,016
Less:
Restaurant depreciation and amortization				3,954
Advertising costs				3,315
General and administrative				9,734
Impairment of long-lived assets and ROU assets				627
Gain on lease terminations and asset disposals				(469)
Preopening costs				8
Income from operations				330
Less:
Interest and other expense, net				196
Add:
Other income				140
Net income before income taxes				$274

Reconciliation of revenue
Restaurant sales	$39,229	$101,385	$-	$140,614
Franchise and other revenues	191	825	-	1,016
Total consolidated net revenues	$39,420	$102,210	$-	$141,630

Other segment disclosures
Restaurant depreciation and amortization	$964	$2,950	$40	$3,954
Impairment of long-lived assets and ROU assets	$161	$466	$-	$627
Capital expenditures	$2,350	$968	$147	$3,465
Property and equipment, net	$7,577	$14,048	$243	$21,868
Right-of-use assets, net	$12,078	$20,515	$1,025	$33,618
Total assets	$20,859	$47,508	$15,440	$83,807

	Fiscal Year Ended September 24, 2024
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$38,016	$103,539	$-	$141,555
Restaurant operating costs:
Food and packaging costs	11,549	32,155	-	43,704
Payroll and other employee benefit costs	12,858	35,831	-	48,689
Restaurant occupancy costs	3,411	6,796	(120)	10,087
Other restaurant operating costs	4,992	15,364	(68)	20,288
Restaurant-level operating profit	$5,206	$13,393	$188	$18,787
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				825
Less:
Restaurant depreciation and amortization				3,755
Advertising costs				3,528
General and administrative				10,581
Impairment of long-lived assets and ROU assets				698
Loss on restaurant and equipment asset disposals				2
Litigation contingencies				(332)
Income from operations				1,380
Less:
Interest and other expense, net				125
Net income before income taxes				$1,255

Reconciliation of revenue
Restaurant sales	$38,016	$103,539	$-	$141,555
Franchise and other revenues	455	367	3	825
Total consolidated net revenues	$38,471	$103,906	$3	$142,380

Other segment disclosures
Restaurant depreciation and amortization	$793	$2,921	$41	$3,755
Impairment of long-lived assets and ROU assets	$9	$689	$-	$698
Capital expenditures	$2,264	$1,445	$(8)	$3,701
Property and equipment, net	$5,379	$17,157	$261	$22,797
Right-of-use assets, net	$11,850	$22,646	$1,175	$35,671
Total assets	$24,499	$53,662	$8,957	$87,118

11.	Subsequent Events

None.

