Form 10-Q
period 2025-12-30
Good Times Restaurants Inc.
filed 2026-02-05
CIK 825324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of January 27, 2026, there were 10,557,896 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended December 30, 2025

	INDEX	PAGE

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) – December 30, 2025 and September 30, 2025	3

	Condensed Consolidated Statements of Operations (unaudited) for the fiscal quarters ended December 30, 2025 and December 31, 2024	4

	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the fiscal year-to-date periods ended December 30, 2025 and December 31, 2024	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the fiscal year-to-date periods ended December 30, 2025 and December 31, 2024	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	SIGNATURES	24

	CERTIFICATIONS

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	December 30, 2025	September 30, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,316	$2,605
Inventories	1,378	1,388
Receivables	1,148	795
Prepaid expenses and other	888	466
Total current assets	6,730	5,254

PROPERTY AND EQUIPMENT
Land and land improvements	1,113	1,113
Buildings	4,841	4,841
Leasehold improvements	37,368	38,194
Fixtures and equipment	28,843	29,781
Total property and equipment	72,165	73,929
Less accumulated depreciation and amortization	(51,063)	(52,061)
Total net property and equipment	21,102	21,868

OTHER ASSETS
Operating lease right-of-use assets, net	31,704	33,618
Deferred tax assets, net	12,980	13,031
Deposits and other assets	383	423
Trademarks	3,900	3,900
Goodwill	5,713	5,713
Total other assets	54,680	56,685
TOTAL ASSETS	$82,512	$83,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$32	$32
Accounts payable	3,049	2,605
Operating lease liabilities, current	6,316	6,267
Other accrued liabilities	5,580	5,474
Total current liabilities	14,977	14,378

LONG-TERM LIABILITIES
Maturities of long-term debt, net of current portion	1,802	2,310
Operating lease liabilities, net of current portion	31,636	33,225
Deferred and other liabilities	80	83
Total long-term liabilities	33,518	35,618

SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 30, 2025 and September 30, 2025	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,985,821 issued; 10,557,896 and 10,549,508 shares outstanding as of December 30, 2025 and September 30, 2025, respectively	13	13
Capital contributed in excess of par value	56,897	56,889
Treasury stock, at cost; 2,427,925 shares as of December 30, 2025 and September 30, 2025	(7,246)	(7,246)
Accumulated deficit	(16,417)	(16,598)
Total Good Times Restaurants Inc. shareholders' equity	33,247	33,058
Non-controlling interests	770	753
Total shareholders’ equity	34,017	33,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,512	$83,807

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended
	December 30, 2025 (13 Weeks)	December 31, 2024 (14 Weeks)
NET REVENUES
Restaurant sales	$32,373	$35,965
Franchise and other revenues	333	368
Total net revenues	32,706	36,333

RESTAURANT OPERATING COSTS
Food and packaging costs	9,841	11,363
Payroll and other employee benefit costs	11,210	12,783
Restaurant occupancy costs	2,509	2,683
Other restaurant operating costs	4,562	4,741
Preopening costs	-	8
Depreciation and amortization	940	1,018
Total restaurant operating costs	29,062	32,596

General and administrative costs	2,055	2,588
Advertising costs	1,275	1,129
Loss (gain) on restaurant asset disposals	14	(57)
Total costs and expenses	32,406	36,256

INCOME FROM OPERATIONS	300	77

OTHER (EXPENSE) INCOME
Interest expense, net	(51)	(46)
Other income	-	140
Total other (expense) income	(51)	94

NET INCOME BEFORE INCOME TAXES	249	171

Provision for income taxes	(51)	3

NET INCOME	$198	$174
Income attributable to non-controlling interests	(17)	(10)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$181	$164

NET INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$.02	$.02
Diluted	$.02	$.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,554,117	10,682,632
Diluted	10,650,117	10,816,596

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
For the fiscal quarters ending December 30, 2025 and December 31, 2024

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2024	2,265,066	$(6,855)	10,712,367	$13	$56,835	$717	$(17,622)	$33,088

Stock-based compensation cost	-	-	-	-	35	-	-	35
Repurchases of common stock	59,125	(164)	(59,125)					(164)
Income attributable to non-controlling interests	-	-	-	-	-	10	-	10
Distributions to unrelated limited partners	-	-	-	-	-	(42)	-	(42)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	164	164

BALANCES, December 31, 2024	2,324,191	$(7,019)	10,653,242	$13	$56,870	$685	$(17,458)	$33,091

BALANCES, September 30, 2025	2,427,925	$(7,246)	10,549,508	$13	$56,889	$753	$(16,598)	$33,811

Stock-based compensation cost	-	-	-	-	23	-	-	23
Restricted stock unit vesting	-	-	8,388		(15)			(15)
Income attributable to non-controlling interests	-	-	-	-	-	17	-	17
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	181	181

BALANCES, December 30, 2025	2,427,925	$(7,246)	10,557,896	$13	$56,897	$770	$(16,417)	$34,017

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date
	December 30, 2025 (13 Weeks)	December 31, 2024 (14 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198	$174

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	966	1,042
Net change in ROU assets and operating lease liabilities	374	(762)
Recognition of deferred gain on sale of restaurant building	(3)	(5)
Loss (gain) on asset disposals	15	(47)
Stock-based compensation expense	23	35
Provision for income taxes	51	(3)
Changes in operating assets and liabilities:
Receivables and prepaids	(775)	(894)
Inventories	10	60
Deposits and other assets	31	(134)
Accounts payable	425	(387)
Accrued and other liabilities	106	403
Net cash provided by (used in) operating activities	1,421	(518)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(189)	(1,416)
Acquisition of restaurants from franchisees, net of cash acquired	-	(504)
Proceeds from the sale of fixed assets	2	74
Net cash used in investing activities	(187)	(1,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	500	1,750
Payments on long-term debt	(1,008)	(10)
Repurchases of common stock	-	(164)
Restricted stock unit vesting	(15)	-
Distributions to non-controlling interests	-	(42)
Net cash (used in) provided by financing activities	(523)	1,534

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	711	(830)
CASH AND CASH EQUIVALENTS, beginning of period	2,605	3,853
CASH AND CASH EQUIVALENTS, end of period	$3,316	$3,023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4	$59
Change in accounts payable attributable to the purchase of property and equipment	$(19)	$52

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of December 30, 2025 and the results of its operations and its cash flows for the fiscal quarters ended December 30, 2025 and December 31, 2024. Operating results for the fiscal quarter ended December 30, 2025 are not necessarily indicative of the results that may be expected for the year ending September 29, 2026. The condensed consolidated balance sheet as of December 30, 2025 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2025.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal 2026 contains 52 weeks and the quarter ended December 30, 2025 consisted of 13 weeks; fiscal 2025 contains 53 weeks and the quarter ended December 31, 2024 consisted of 14 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income.

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands that benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when due to the respective Advertising Fund upon the generation of sales by a franchisee restaurant, are recorded and included as a component of franchise revenues. Contributions to the Advertising Funds from our franchisees were $16,000 and $22,000 for the quarters ended December 30, 2025 and December 31, 2024, respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, payments due from third party delivery and online ordering partners, and payments due to us for sales of gift cards to third party retailers.

Receivables consist of the following as of:

	December 30, 2025	September 30, 2025
Vendor rebates and incentives	$392	$309
Third party delivery partners	320	291
Franchise and other	142	131
Third party retailers	294	64
Total	$1,148	$795

Note 2.	Recent Accounting Pronouncements

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures was issued December 2023 and is effective for fiscal years beginning after December 15, 2024. It is to be applied prospectively. However, retrospective application is permitted. The Company expects to implement ASU 2023-09 prospectively in fiscal year 2026 and does not expect that it will have a material effect on the Company’s consolidated financial statements.

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

Revenue Recognition. Revenues consist primarily of sales from restaurant operations, which includes third-party delivery sales, and franchise revenue, which includes franchisee contributions to advertising funds. The Company recognizes revenue, pursuant to ASU 2014-09, Revenue from Contracts with Customers (Topic 606), when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

The Company recognizes revenue from restaurant sales, including third-party delivery sales, when our performance obligation, namely the provision of food and beverage and the associated customer service, is satisfied.

The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns, and has historically been immaterial to our overall financial statements, and breakage for cards sold under the Good Times brand has continued to be so. During the first quarter of fiscal 2022, the Company sold Bad Daddy’s gift cards with significant aggregate value through third-party retail partners, many of which were unredeemed as of December 30, 2025 and for which breakage was recognized during the quarter ended December 30, 2025 based upon the Company’s policy for breakage recognition. Breakage in the amount of $221,000 and $226,000 was included in Franchise and other revenues in the fiscal quarter ended December 30, 2025 and December 31, 2024, respectively.

The Company operates a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the reward program is immaterial to the Company’s financial statements for the periods ended December 30, 2025 and December 31, 2024.

Revenues we receive from our franchise and license agreements include sales-based royalties, and from our franchise agreements also may include advertising fund contributions, area development fees, and franchisee fees. We recognize sales-based royalties from franchisees and licensees according to the amounts due calculated from the sales occurring during the relevant accounting period. We similarly recognize Advertising Fund contributions from franchisees according to the amounts due as calculated from the sales occurring during the relevant accounting period. The Company also provides its franchisees with services associated with opening new restaurants and operating them under franchise and development agreements in exchange for area development and franchise fees. The Company would capitalize these fees upon receipt from the franchisee and then would amortize those over the contracted franchise term as the services comprising the performance obligations are satisfied. We have not received material development or franchise fees in the periods presented, and the primary performance obligations under existing franchise and development agreements have been satisfied prior to the earliest period presented in our financial statements.

Note 4.	Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following as of:

	December 30, 2025	September 30, 2025
Prepaid insurance	$555	$-
Prepaid software licenses and maintenance contracts	166	160
Prepaid common area rental expenses	10	159
Prepaid licenses and permits	54	50
Other	103	97
Total	$888	$466

Note 5.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of December 30, 2025 and September 30, 2025 (in thousands):

	December 30, 2025			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

There were no impairments to goodwill or intangible assets in the periods presented in the above table.

Note 6.	Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	December 30, 2025	September 30, 2025
Wages and other employee benefits	$1,792	$2,085
Taxes, other than income taxes	1,552	1,400
Gift card liability, net of breakage	1,336	1,096
General expense accrual and other	900	893
Total	$5,580	$5,474

Note 7.	Notes Payable and Long-Term Debt

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

As of December 30, 2025, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 7.15%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $324,000 and is amortizing these costs over the term of the credit agreement. As of December 30, 2025, the unamortized balance of these fees was $84,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of December 30, 2025, there were $1,500,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of December 30, 2025, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $6,490,000 of committed funds available.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company, is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. As of December 30, 2025, the outstanding principal balance on the Parker Promissory Note was $334,000. Annual principal maturities over the next five years are approximately $35,000 each year.

Total interest expense on notes payable was $46,000 and $44,000 for the quarters ended December 30, 2025 and December 31, 2024, respectively.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended
	December 30, 2025	December 31, 2024
Weighted-average shares outstanding basic	10,554,117	10,682,632
Effect of potentially dilutive securities:
Stock options	-	14,714
Restricted stock units	96,000	119,250
Weighted-average shares outstanding diluted	10,650,117	10,816,596
Excluded from diluted weighted-average shares outstanding:
Antidilutive	422,913	343,216

Note 9.	Contingent Liabilities and Liquidity

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

Components of operating lease costs are as follows for the fiscal quarters ended December 30, 2025 and December 31, 2024:

Lease cost	Classification	December 30, 2025	December 31, 2024
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,836	$1,999
Variable lease cost	Occupancy	3	12
Sublease income	Occupancy	(123)	(126)
		$1,716	$1,885

Weighted average lease term and discount rate are as follows:

	December 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	6.48	7.18

Weighted average discount rate	5.4%	5.3%

Supplemental cash flow disclosures:

	December 30, 2025	December 31, 2024
Cash paid for operating lease liabilities	$1,984	$2,010

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$-	$761

Future minimum rent payments for our operating leases as of December 30, 2025 are as follows:

Total
One Year	$8,173
Two Years	7,912
Three Years	6,882
Four Years	5,993
Five Years	4,991
Thereafter	11,203
Total minimum lease payments	45,154
Less: imputed interest	(7,202)
Present value of lease liabilities	$37,952

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

There were no impairments of long-lived assets recorded in the fiscal quarters ended December 30, 2025 and December 31, 2024.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of December 30, 2025 and December 31, 2024.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times and (2) Bad Daddy’s. As of December 30, 2025 and December 31, 2024, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit.

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

The Company’s effective income tax rate for the three periods ended December 30, 2025 was 20.5%, an increase from the effective income tax rate of (1.60%) for the three periods ended December 31, 2024. The change is primarily due to state taxes and a decrease in expected income tax credits.

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company’s tax years corresponding to the Company’s fiscal years 2022 through 2025 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of December 30, 2025.

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

For the quarters ended December 30, 2025 and December 31, 2024, we recognized $23,000 and $35,000 respectively, related to our stock-based compensation arrangements.

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

The following table summarizes the activity in non-controlling interests during the quarter ended December 30, 2025 (in thousands):

Total
Balance at September 30, 2025	$753
Income	17
Balance at December 30, 2025	$770

Non-controlling interests at the end of the quarter consisted of one joint-venture partnership involving six Good Times restaurants, in which the Company is the controlling partner and owns a 50.0% interest.

Note 14.	Segment Reporting

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

Prior to fourth quarter 2025, certain general and administrative expenses now included in Other were combined and reported with our Bad Daddy's segment. In order to better align with our internal reporting and provide a better representation of restaurant-level operating profit, these expenses have been removed from the Bad Daddy's segment and are now stated separately in Other. Fiscal 2025 figures have been recast for comparability.

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP (in thousands):

	Thirteen Week Period Ended December 30, 2025
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$9,171	$23,202	$-	$32,373
Restaurant operating costs:
Food and packaging costs	2,826	7,015	-	9,841
Payroll and other employee benefit costs	3,210	8,000	-	11,210
Restaurant occupancy costs	915	1,615	(21)	2,509
Other restaurant operating costs	1,278	3,385	(101)	4,562
Restaurant-level operating profit	$942	$3,187	$122	$4,251
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				333
Less:
Restaurant depreciation and amortization				940
Advertising costs				1,275
General and administrative				2,055
Loss on restaurant asset disposals				14
Income from operations				300
Less:
Interest and other expense, net				51
Net income before income taxes				$249

Reconciliation of revenue
Restaurant sales	$9,171	$23,202	$-	$32,373
Franchise and other revenues	42	291	-	333
Total consolidated net revenues	$9,213	$23,493	$-	$32,706
Other segment disclosures
Restaurant depreciation and amortization	$244	$685	$11	$940
Capital expenditures	$71	$124	$13	$208

	Fourteen Week Period Ended December 31, 2024
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$9,887	$26,078	$-	$35,965
Restaurant operating costs:
Food and packaging costs	3,149	8,214	-	11,363
Payroll and other employee benefit costs	3,627	9,156	-	12,783
Restaurant occupancy costs	950	1,752	(19)	2,683
Other restaurant operating costs	1,255	3,573	(87)	4,741
Restaurant-level operating profit	$906	$3,383	$106	$4,395
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				368
Less:
Restaurant depreciation and amortization				1,018
Advertising costs				1,129
General and administrative				2,588
Gain on restaurant asset disposals				(57)
Preopening costs				8
Income from operations				77
Less:
Interest and other expense, net				46
Add:
Other income				140
Net income before income taxes				$171

Reconciliation of revenue
Restaurant sales	$9,887	$26,078	$-	$35,965
Franchise and other revenues	59	309	-	368
Total consolidated net revenues	$9,946	$26,387	$-	$36,333

Other segment disclosures
Restaurant depreciation and amortization	$245	$764	$9	$1,018
Capital expenditures	$1,269	$477	$66	$1,812

	December 30, 2025	September 30, 2025
Property and equipment, net:
Good Times	$7,391	$7,577
Bad Daddy’s	13,477	14,048
Other	234	243
Consolidated	$21,102	$21,868

Right-of-use assets, net:
Good Times	$11,342	$12,078
Bad Daddy’s	19,386	20,515
Other	976	1,025
Consolidated	$31,704	$33,618

Total assets:
Good Times	$20,295	$20,859
Bad Daddy’s	46,729	47,508
Other	15,488	15,440
Consolidated	$82,512	$83,807

Note 15.	Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Good Times Restaurants Inc., through its subsidiaries (collectively, the “Company” or “we”, “us” or “our”) operates and licenses full-service hamburger-oriented restaurants under the name Bad Daddy’s Burger Bar (“Bad Daddy’s”) and operates and franchises hamburger-oriented drive-through restaurants under the name Good Times Burgers & Frozen Custard (“Good Times”).

Forward-Looking Statements: This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 30, 2025. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

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

Growth Strategies and Outlook. We believe there are significant opportunities to grow customer traffic and increase awareness of our brands, leading to organic sales growth. We also believe there are unit growth opportunities for both of our concepts though we continue to execute unit growth with increased scrutiny surrounding real estate selection and a more conservative approach to leverage than we previously took, considering the higher costs and volatile inflation present in the current operating environment.

Restaurant locations. As of December 30, 2025, we operated, franchised, or licensed a total of thirty-eight Bad Daddy’s restaurants and thirty Good Times restaurants. The following table presents the number of restaurants operating at the end of the fiscal quarters ended December 30, 2025 and December 31, 2024.

Company-Owned / Joint-Venture:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	Dec. 30, 2025	Dec. 31, 2024	Dec. 30, 2025	Dec. 31, 2024	Dec. 30, 2025	Dec. 31, 2024
Alabama	3	3	-	-	3	3
Colorado	9	10	27	27	36	37
Georgia	4	5	-	-	4	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	37	39	27	27	64	66

Franchisee / Licensee:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	Dec. 30, 2025	Dec. 31, 2024	Dec. 30, 2025	Dec. 31, 2024	Dec. 30, 2025	Dec. 31, 2024
Colorado	-	-	1	1	1	1
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	3	3	4	4

Results of Operations

Fiscal quarter ended December 30, 2025 (13 weeks) compared to fiscal quarter ended December 31, 2024 (14 weeks):

Net Revenues. Net revenues for the quarter ended December 30, 2025 decreased $3,627,000 or 10.0% to $32,706,000 from $36,333,000 for the quarter ended December 31, 2024. Bad Daddy’s concept revenues decreased $2,894,000 while our Good Times concept revenues decreased $733,000 compared to the same prior-year quarter.

Bad Daddy’s restaurant sales decreased $2,876,000 to $23,202,000 for the quarter ended December 30, 2025 from $26,078,000 for the quarter ended December 31, 2024. This decrease is due to an additional week in the prior fiscal quarter versus the current year fiscal quarter, the fourth fiscal quarter 2025 closure of one Bad Daddy’s restaurant and the current quarter closure of one Bad Daddy’s restaurant, partially offset by menu price increases. The average menu price increase for the quarter ended December 30, 2025 over the same prior-year quarter was approximately 1.7%.

Good Times restaurant sales decreased $716,000 to $9,171,000 for the quarter ended December 30, 2025 from $9,887,000 for the quarter ended December 31, 2024. This decrease is driven by an additional week in the prior fiscal quarter versus the current year fiscal quarter partially offset by favorability in weather that drove higher traffic, increases in menu price, increases for two Good Times restaurants acquired from a franchisee in the prior year quarter, as well as an increase due to the prior year quarter’s temporary closure of one Good Times restaurant for renovations. The average menu price increase for the quarter ended December 30, 2025 over the same prior-year quarter was approximately 0.7%.

Franchise and other revenues decreased $35,000 to $333,000 in the quarter ended December 30, 2025 compared to $368,000 in the quarter ended December 31, 2024. This decrease is primarily due to reduced royalties earned and collected due to the aforementioned Good Times restaurant acquisitions from franchisees in the prior year quarter as well as reduced sales for one franchised Good Times restaurant.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales decreased 1.2% during the fiscal quarter ended December 30, 2025 compared to the fiscal quarter ended December 31, 2024, primarily driven by discounts provided through included sides and drink specials along with a decrease in demand across the sector for alcoholic beverages, as well as reduced customer traffic in several key markets, partially offset by menu price increases. There were thirty-seven restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales decreased 3.1% during the quarter ended December 30, 2025 compared to the fiscal quarter ended December 31, 2024, primarily driven by reduced customer traffic impacted by increased competitive restaurant openings in close proximity to several of our locations, partially offset by a menu price increase and favorable weather. There were twenty-seven restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended December 30, 2025 decreased $1,522,000 to $9,841,000 (30.4% of restaurant sales) from $11,363,000 (31.6% of restaurant sales) for the quarter ended December 31, 2024.

Bad Daddy’s food and packaging costs were $7,015,000 (30.2% of restaurant sales) for the quarter ended December 30, 2025, down from $8,214,000 (31.5% of restaurant sales) for the quarter ended December 31, 2024. This decrease is primarily attributable to an additional week in the prior year fiscal quarter versus the current year fiscal quarter, the fourth fiscal quarter 2025 closure of one Bad Daddy’s restaurant and the current quarter closure of one Bad Daddy’s restaurant as well as favorability in chicken and cheese prices partially offset by higher beef, bacon and bison purchase prices. The decrease, as a percent of sales, is attributable to the impact of recipe portion controls and waste controls along with favorability in the above-mentioned commodity basket items, partially offset by higher purchase prices of other above-mentioned commodity basket items compared to the prior year period.

Good Times food and packaging costs were $2,826,000 (30.8% of restaurant sales) for the quarter ended December 30, 2025, down from $3,149,000 (31.8% of restaurant sales) for the quarter ended December 31, 2024. This decrease is primarily attributable to an additional week in the prior year fiscal quarter versus the current year fiscal quarter, and lower chicken and egg purchase prices, partially offset by costs related to the acquisition of two Good Times restaurants from a franchisee in the prior year quarter, the prior year quarter temporary closure of one Good Times restaurant for remodel, and higher beef and bacon prices. The decrease as a percentage of sales is attributable to recipe portion controls and waste controls as well as the above-mentioned commodity price impacts.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended December 30, 2025 decreased $1,573,000 to $11,210,000 (34.6% of restaurant sales) from $12,783,000 (35.5% of restaurant sales) for the quarter ended December 31, 2024.

Bad Daddy’s payroll and other employee benefit costs were $8,000,000 (34.5% of restaurant sales) for the quarter ended December 30, 2025 down from $9,156,000 (35.1% of restaurant sales) in the same prior year period. The $1,156,000 decrease is primarily attributable to an additional week in the prior year fiscal quarter versus the current year fiscal quarter, the fourth fiscal quarter 2025 closure of one Bad Daddy’s restaurant, the current quarter closure of one Bad Daddy’s restaurant and reduced incentive compensation and other employee benefit costs, partially offset by reduced labor productivity and higher average pay rates. As a percent of sales, payroll and employee benefits costs decreased by 0.6% primarily attributable to reduced incentive compensation and other employee benefit costs, partially offset by decreased labor productivity resulting from the deleveraging impact of lower sales and higher average wage rates paid to attract qualified employees.

Good Times payroll and other employee benefit costs were $3,210,000 (35.0% of restaurant sales) in the quarter ended December 30, 2025, down from $3,627,000 (36.7% of restaurant sales) in the same prior year period. The $417,000 decrease is attributable to an additional week in the prior year fiscal quarter versus the current year fiscal quarter, increased labor productivity, and a revised in-store management structure, partially offset by costs related to the acquisition of two Good Times restaurants from a franchisee in the prior year quarter, the prior year quarter temporary closure of one Good Times restaurant for remodel, and higher minimum wage rates which inflate the average wage of all positions. As a percent of sales, payroll and employee benefits costs decreased by 1.7% primarily attributable to increased labor efficiency partially offset by higher average wage rates.

Occupancy Costs. Occupancy costs for the quarter ended December 30, 2025 decreased $174,000 to $2,509,000 (7.8% of restaurant sales) from $2,683,000 (7.5% of restaurant sales) for the quarter ended December 31, 2024.

Bad Daddy’s occupancy costs were $1,615,000 (7.0% of restaurant sales) for the quarter ended December 30, 2025, down from $1,752,000 (6.7% of restaurant sales) in the same prior year period. The decrease was primarily due the fourth fiscal quarter 2025 closure of one Bad Daddy’s restaurant.

Good Times occupancy costs were $915,000 (10.0% of restaurant sales) in the quarter ended December 30, 2025, down from $950,000 (9.6% of restaurant sales) in the same prior year period. This was primarily due to a decrease in the non-cash rent adjustments between the quarterly periods.

Other Operating Costs. Other operating costs for the quarter ended December 30, 2025, decreased $179,000 to $4,562,000 (14.1% of restaurant sales) from $4,741,000 (13.2% of restaurant sales) for the quarter ended December 31, 2024.

Bad Daddy’s other operating costs were $3,385,000 (14.6% of restaurant sales) for the quarter ended December 30, 2025 down from $3,573,000 (13.7% of restaurant sales) in the same prior year period. The $188,000 decrease was primarily attributable to an additional week in the prior year fiscal quarter versus the current year fiscal quarter, the fourth fiscal quarter 2025 closure of one Bad Daddy’s restaurant and the current quarter closure of one Bad Daddy’s restaurant. As a percentage of sales, the increase is primarily due to increases in customer delivery expenses, repair and maintenance and utilities.

Good Times other operating costs were $1,278,000 (13.9% of restaurant sales) for the quarter ended December 30, 2025, up from $1,255,000 (12.7% of restaurant sales) in the same prior year period. As a percentage of sales, the increase is primarily due to increases in customer delivery expenses, repair and maintenance and utilities.

New Store Preopening Costs. There were no preopening costs in the fiscal quarter ended December 30, 2025, compared to $8,000 preopening costs for the fiscal quarter ended December 31, 2024. The prior year costs related to training incurred as part of the two Good Times restaurant acquisitions in the fiscal quarter ended December 31, 2024.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended December 30, 2025 decreased $78,000 to $940,000 from $1,018,000 in the quarter ended December 31, 2024.

Bad Daddy’s depreciation and amortization costs for the quarter ended December 30, 2025 decreased $79,000 to $685,000 from $764,000 in the quarter ended December 31, 2024. The decrease is primarily due to assets performing past their estimated usable lives.

Good Times depreciation and amortization costs for the quarter ended December 30 2025 decreased $1,000 to $244,000 from $245,000 in the quarter ended December 31, 2024.

General and Administrative Costs. General and administrative costs for the quarter ended December 30, 2025, decreased $533,000 to $2,055,000 (6.3% of total revenues) from $2,588,000 (7.1% of total revenues) for the quarter ended December 31, 2024.

This decrease in general and administrative expenses for the quarter ended December 30, 2025 is attributable to:

•	Decrease in costs associated with multi-unit supervisory roles of $290,000
•	Decrease attributable to health insurance underwriting costs of $110,000
•	Decrease in technology costs of $67,000
•	Net decreases in all other expenses of $66,000

Advertising Costs. Advertising costs for the quarter ended December 30, 2025 increased $146,000 to $1,275,000 (3.9% of total revenues) from $1,129,000 (3.1% of total revenues) for the quarter ended December 31, 2024.

Bad Daddy’s advertising costs were $694,000 (3.0% of total revenues) in the quarter ended December 30, 2025 compared to $836,000 (3.2% of total revenues) in the same prior year period. The decrease primarily relates to a reduction in third-party delivery promotions and local store marketing, as well as an increase in rebates. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, third-party delivery promotions, menu development, printing costs, local store marketing and social media.

Good Times advertising costs were $574,000 (6.2% of total revenues) in the quarter ended December 30, 2025 compared to $298,000 (3.0% of total revenues) in the same prior year period. The increase is primarily due to increased advertising campaigns including national cable placements, promotional campaigns on third-party delivery platforms, celebrity and influencer partnerships and targeted email marketing. Good Times advertising costs consist primarily of TV advertising, third-party delivery promotions, sponsorships and social media. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Loss (Gain) on Restaurant Asset Disposals. The net loss on restaurant asset disposals for the fiscal quarter ended December 30, 2025 was $14,000, which is composed of a loss of $17,000 on disposal of miscellaneous assets, and $3,000 of deferred gain recognition, compared to a net gain of $57,000 for the fiscal quarter ended December 31, 2024. The net gain in the prior year fiscal quarter was primarily due to fixed asset retirements subject to insurance claims, partially offset by deferred gain recognition.

Income from Operations. Income from operations was $300,000 in the quarter ended December 30, 2025 compared to $77,000 in the quarter ended December 31, 2024.

The change in the income from operations for the quarter ended December 30, 2025 from the quarter ended December 31, 2024 is primarily attributable to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $51,000 during the quarter ended December 30, 2025 compared with $46,000 during the quarter ended December 31, 2024.

Other Income. There was no other income for the quarter ended December 30, 2025 compared with $140,000 during the quarter ended December 31, 2024. The prior year quarter’s other income related to the termination of an agreement in connection with the Company’s management services, and lease negotiations on behalf of a former franchisee, with respect to real estate previously subleased to a third party by the former franchisee.

Provision for Income Taxes. There was $51,000 provision for income taxes for the quarter ended December 30, 2025, compared to ($3,000) for the quarter ended December 31, 2024.

Net Income. Net income was $198,000 for the quarter ended December 30, 2025 compared to net income of $174,000 in the quarter ended December 31, 2024.

The change from the quarter ended December 30, 2025 to the quarter ended December 31, 2024 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partner’s share of income in the Good Times joint-venture restaurants.

For the quarter ended December 30, 2025, the income attributable to non-controlling interests was $17,000 compared to $10,000 for the quarter ended December 31, 2024. The $7,000 increase is due to increased profitability of the restaurants involved in the limited partnership with a non-controlling partner.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands):

	Quarter Ended
	December 30, 2025 (13 Weeks)	December 31, 2024 (14 Weeks)
Net income attributable to common shareholders, as reported	$181	$164
Depreciation and amortization	966	1,042
Depreciation and amortization attributable to non-controlling interest	(26)	(26)
Provision for income taxes	51	(3)
Interest expense, net	51	46
EBITDA	$1,223	$1.223
Preopening expense (1)	-	8
Non-cash stock-based compensation (2)	23	35
Non-cash loss (gain) on restaurant asset disposals (3)	15	(4)
Adjusted EBITDA	$1,261	$1,262

(1)	Represents expenses directly associated with the opening of new restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 13 to the Consolidated Financial Statements.
(3)	Primarily represents losses (gains) from asset disposals as well as deferred gains on previous sale-leaseback transactions on two Good Times restaurants.

Liquidity and Capital Resources

Cash and Working Capital

As of December 30, 2025, we had a working capital deficit of $8,247,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers on the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days. Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2026. We anticipate any commitments in fiscal 2026 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

See Part II, Item 2 of this filing for a discussion of the Company’s share repurchase program.

Financing

For a discussion of the Company’s financing arrangements (including the Cadence Credit Facility), refer to note 7 to the unaudited condensed consolidated financial statements included in this report.

Cash Flows

The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Quarter ended
	December 30, 2025	December 31, 2024
Net cash provided by (used in) operating activities	$1,421	$(518)
Net cash used in investing activities	(187)	(1,846)
Net cash (used in) provided by financing activities	(523)	1,534
Net change in cash and cash equivalents	$711	$(830)

Operating cash flows

Net cash from operating activities increased by $1,939,000 as of the fiscal period ended December 30, 2025 compared to the fiscal period ended December 31, 2024. Operating cash flows were positively impacted by reduced prepaid rent included in ROU assets as of December 30, 2025 compared to December 31, 2024. During the first quarter of fiscal 2025, rent had been paid through the month of January, whereas rent had been paid through the month of December during first quarter fiscal 2026. Additionally, there was decreased cash usage for accounts payable and prepaid expenses, partially offset by increased cash usage for other accrued liabilities, as presented on the Condensed Consolidated Statements of Cash Flows.

Investing cash flows

Net cash used in investing activities for the quarters ended December 30, 2025 and December 31, 2024 were $187,000 and $1,846,000, respectively, which primarily reflect the purchases of property and equipment in each quarter as well as the acquisition in the prior year fiscal quarter of two Good Times restaurants previously owned by a franchisee.

Financing cash flows

Net cash used in financing activities for the quarter ended December 30, 2025 was $523,000, which includes proceeds from long-term debt of $500,000, $1,008,000 of payments on long-term debt, and cash usage for restricted stock unit vesting of $15,000.

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

Impact of Inflation and Wage Increases at Both Concepts

Some commodity prices, such as dairy byproducts, chicken, and eggs, have been more stable over recent quarters. Although beef prices have decreased from their high points in the fourth fiscal quarter of 2025, they are still elevated. Based on general industry consensus, we expect that due to the continued tightening of supply, ground beef costs will remain elevated throughout most of fiscal year 2026. There continues to be uncertainty related to the degree of inflation and its associated impact on our business related to tariffs that have been implemented or threatened to be imposed on other countries, some of which are sources of food and packaging supplies for our business.

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

Seasonality

Revenues of the Company are subject to seasonal fluctuations based on weather conditions adversely affecting Colorado restaurant sales primarily during the months of December, January, February, and March, which affects both of the Company’s brands, though increasingly winter weather events have impacted our restaurants outside of Colorado and late season weather events in April and May have occurred in Colorado during recent years. The Company’s Bad Daddy’s restaurants typically experience seasonal reductions in revenues between the months of October and January resulting from general consumer spending patterns.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Chief Accounting Officer (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The plaintiffs filed a notice of appeal of the Court’s January 25, 2023, decisions.  Good Times, in turn, filed a notice of appeal of the Court’s previous dismissal of its counterclaim against the plaintiffs.  On March 1, 2024, the court of appeals issued a ruling affirming the trial court’s dismissal of the plaintiffs’ claims and reversed the trial court’s previous dismissal of Good Times’ own claim for the plaintiffs’ breach of their covenant not to sue Good Times. The court of appeals ordered that Good Times’ counterclaim be remanded to the trial court for further consideration. Due to this favorable decision, during the quarter ended March 26, 2024, we reversed our previous contingency reserve of $332,000. The plaintiffs petitioned the court of appeals for rehearing on its reversal of the trial court’s dismissal of Good Times’ counterclaim. On June 20, 2024, the court of appeals affirmed its previous reversal of the trial court’s dismissal of Good Times’ counterclaim. The trial court considered the issue of White Winston’s liability to Good Times and Good Times’ claimed damages which exceeded $3 million and consisted largely of Good Times’ legal fees. The trial court ordered the parties to submit briefing on the issue of damages. On April 11, 2025, the Court-appointed special master issued a recommendation that Good Times recover damages in the amount of $3.826 million plus pre- and post-judgment interest. White Winston filed a written objection to the Special Master’s recommendation, and Good Times filed a written response. On July 30, 2025, the Court entered a final judgment in Good Times’ favor in the amount of $3,826,715.07 in damages, $813,845.34 in pre-judgment interest, and post-judgment interest at a rate of 9.5% per annum. On December 31, 2025, the parties entered into a settlement of the claims against White Winston for an amount significantly less than this judgment, concluding the litigation.

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are contained in Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the SEC on December 29, 2025. There have been no material changes from the risk factors disclosed in the aforementioned filings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. On December 9, 2024 the Company’s Board of Directors authorized the purchase of another $2.0 million of common stock, bringing the total authorization for share repurchases to $7.0 million. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of December 30, 2025 the Company has purchased 1,822,246 shares of its common stock pursuant to the share repurchase plan leaving approximately $1,981,000 available for repurchases under the plan.

There were no repurchases of common stock under the share repurchase plan during the quarter ended December 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended December 30, 2025, none of the Company’s directors or our officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.	EXHIBITS

(a)	Exhibits. The following exhibits are furnished as part of this report:

Exhibit No.	Description

10.1	Third Amendment to Credit Agreement dated September 30, 2025, by and among Good Times Restaurants Inc., each of its wholly owned subsidiaries and Cadence Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 3, 2025)
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
*32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOOD TIMES RESTAURANTS INC.
DATE: February 5, 2026

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Keri A. August Chief Accounting Officer (Principal Financial Officer)

