Form 10-Q
period 2026-03-31
Good Times Restaurants Inc.
filed 2026-05-07
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 10,557,896 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

Form 10-Q

Quarter Ended March 31, 2026

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 31, 2026	September 30, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,749	$2,605
Inventories	1,340	1,388
Receivables	724	795
Prepaid expenses and other	1,031	466
Total current assets	5,844	5,254

PROPERTY AND EQUIPMENT
Land and land improvements	1,113	1,113
Buildings	4,841	4,841
Leasehold improvements	37,434	38,194
Fixtures and equipment	28,805	29,781
Total property and equipment	72,193	73,929
Less accumulated depreciation and amortization	(51,877)	(52,061)
Total net property and equipment	20,316	21,868

OTHER ASSETS
Operating lease right-of-use assets, net	31,900	33,618
Deferred tax assets, net	13,003	13,031
Deposits and other assets	365	423
Trademarks	3,900	3,900
Goodwill	5,713	5,713
Total other assets	54,881	56,685
TOTAL ASSETS	$81,041	$83,807

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$33	$32
Accounts payable	2,950	2,605
Operating lease liabilities, current	6,301	6,267
Other accrued liabilities	5,448	5,474
Total current liabilities	14,732	14,378

LONG-TERM LIABILITIES
Maturities of long-term debt, net of current portion	1,044	2,310
Operating lease liabilities, net of current portion	30,993	33,225
Deferred and other liabilities	77	83
Total long-term liabilities	32,114	35,618

SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and September 30, 2025	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,985,821 issued; 10,557,896 and 10,549,508 shares outstanding as of March 31, 2026 and September 30, 2025, respectively	13	13
Capital contributed in excess of par value	56,919	56,889
Treasury stock, at cost; 2,427,925 shares as of March 31, 2026 and September 30, 2025	(7,246)	(7,246)
Accumulated deficit	(16,268)	(16,598)
Total Good Times Restaurants Inc. shareholders' equity	33,418	33,058
Non-controlling interests	777	753
Total shareholders’ equity	34,195	33,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,041	$83,807

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	March 31, 2026 (13 Weeks)	April 1, 2025 (13 Weeks)	March 31, 2026 (26 Weeks)	April 1, 2025 (27 Weeks)
NET REVENUES
Restaurant sales	$33,124	$34,140	$65,497	$70,105
Franchise and other revenues	108	139	441	507
Total net revenues	33,232	34,279	65,938	70,612

RESTAURANT OPERATING COSTS
Food and packaging costs	9,828	10,477	19,669	21,840
Payroll and other employee benefit costs	11,387	11,826	22,597	24,609
Restaurant occupancy costs	2,524	2,583	5,033	5,266
Other restaurant operating costs	4,951	4,918	9,513	9,659
Preopening costs	-	-	-	8
Depreciation and amortization	878	996	1,818	2,014
Total restaurant operating costs	29,568	30,800	58,630	63,396

General and administrative costs	2,196	2,578	4,251	5,166
Advertising costs	984	915	2,259	2,044
Impairment of long-lived assets and ROU assets	227	494	227	494
Loss (gain) on asset disposals	85	6	99	(51)
Total costs and expenses	33,060	34,793	65,466	71,049

INCOME (LOSS) FROM OPERATIONS	172	(514)	472	(437)

OTHER (EXPENSE) INCOME
Interest expense, net	(36)	(56)	(87)	(102)
Other income	-	-	-	140
Total other (expense) income	(36)	(56)	(87)	38

NET INCOME (LOSS) BEFORE INCOME TAXES	136	(570)	385	(399)

Provision for income taxes	23	(57)	(28)	(54)

NET INCOME (LOSS)	$159	$(627)	$357	$(453)
(Income) loss attributable to non-controlling interests	(10)	3	(27)	(7)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$149	$(624)	$330	$(460)

NET INCOME (LOSS) PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS
Basic	$0.01	$(0.06)	$0.03	$(0.04)
Diluted	$0.01	$(0.06)	$0.03	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,557,896	10,628,318	10,556,006	10,656,481
Diluted	10,650,896	10,628,318	10,649,006	10,656,481

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
for the Year-to-Date Period Ended March 31, 2026

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Issued Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 30, 2025	2,427,925	$(7,246)	10,549,508	$13	$56,889	$753	$(16,598)	$33,811

Stock-based compensation cost	-	-	-	-	23	-	-	23
Restricted stock unit vesting	-	-	8,388	-	(15)	-	-	(15)
Non-controlling interests:
Income	-	-	-	-	-	17	-	17
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	181	181

BALANCES, December 30, 2025	2,427,925	$(7,246)	10,557,896	$13	$56,897	$770	$(16,417)	$34,017

Stock-based compensation cost	-	-	-	-	22	-	-	22
Non-controlling interests:
Income	-	-	-	-	-	10	-	10
Distributions	-	-	-		-	(3)	-	(3)
Net income attributable to Good Times Restaurants Inc and comprehensive income	-	-	-	-	-	-	149	149

BALANCES, March 31, 2026	2,427,925	$(7,246)	10,557,896	$13	$56,919	$777	$(16,268)	$34,195

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

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date
	March 31, 2026 (26 Weeks)	April 1, 2025 (27 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$357	$(453)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,863	2,071
Net change in ROU assets and operating lease liabilities	(519)	(1,050)
Recognition of deferred gain on sale of restaurant building	(6)	(8)
Impairment of long-lived assets	227	494
Loss on asset disposals	101	23
Stock-based compensation expense	45	65
Provision for income taxes	28	54
Changes in operating assets and liabilities:
Receivables and prepaids	(494)	(673)
Inventories	48	16
Deposits and other assets	43	(134)
Accounts payable	349	91
Accrued and other liabilities	(108)	(300)
Net cash provided by operating activities	1,934	196

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for the purchase of property and equipment	(511)	(2,235)
Acquisition of restaurants from franchisees, net of cash acquired	-	(504)
Proceeds from the sale of fixed assets	4	77
Net cash used in investing activities	(507)	(2,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	500	2,250
Payments on long-term debt	(1,765)	(517)
Repurchases of common stock	-	(303)
Restricted stock unit vesting	(15)	(58)
Distributions to non-controlling interests	(3)	(47)
Net cash (used in) provided by financing activities	(1,283)	1,325

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	144	(1,141)
CASH AND CASH EQUIVALENTS, beginning of period	2,605	3,853
CASH AND CASH EQUIVALENTS, end of period	$2,749	$2,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$77	$112
Change in current liabilities attributable to the purchase of property and equipment	$78	$24

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2026 and the results of its operations and its cash flows for the periods presented. Operating results for the fiscal quarter ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending September 29, 2026. The condensed consolidated balance sheet as of March 31, 2026 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2025.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. The quarters ended March 31, 2026 and April 1, 2025 each consisted of 13 weeks. Fiscal 2026 contains 52 weeks and fiscal 2025 contained 53 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income.

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s   and Good Times brands. For the Good Times brand, the programs benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when due to the Good Times Advertising Fund upon the generation of sales by a franchisee restaurant, are recorded and included as a component of franchise revenues. Contributions to the Good Times Advertising Fund from our franchisees were $32,000 and $36,000 for the two quarters ended March 31, 2026 and April 1, 2025 respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, payments due from third party delivery and online ordering partners, and payments due to us for sales of gift cards to third party retailers.

Receivables consist of the following as of:

	March 31, 2026	September 30, 2025
Third party delivery partners	332	291
Vendor rebates and incentives	$312	$309
Franchise and other	43	131
Third party retailers	37	64
Total	$724	$795

Note 2.	Recent Accounting Pronouncements

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

The Company recognizes revenue from restaurant sales, including third-party delivery sales, when our performance obligation, namely the provision of food and beverage and the associated customer service, is satisfied. Restaurant sales are presented net of discounts, coupons, employee meals, complimentary meals and sales tax. Sales taxes collected from customers are included in other accrued liabilities on our consolidated balance sheets until the taxes are remitted to the taxing authorities.

The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns. Breakage in the amount of $223,000 and $244,000 was included in Franchise and other revenues in the two fiscal quarters ended March 31, 2026 and April 1, 2025, respectively.

The Company operates a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the rewards program is immaterial to the Company’s financial statements for the periods ended March 31, 2026 and April 1, 2025.

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

Note 4.	Prepaid expense and other current assets

Prepaid expenses and other current assets consist of the following as of:

	March 31, 2026	September 30, 2025
Prepaid insurance	$412	$-
Prepaid software licenses and maintenance contracts	176	160
Prepaid common area rental expenses	160	159
Prepaid licenses and permits	91	50
Other	192	97
Total	$1,031	$466

Note 5.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of March 31, 2026 and September 30, 2025 (in thousands):

	March 31, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

There were no impairments to goodwill or intangible assets in the periods presented in the above table.

Note 6.	Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	March 31, 2026	September 30, 2025
Wages and other employee benefits	$2,050	$2,085
Taxes, other than income taxes	1,122	1,400
Gift card liability, net of breakage	1,108	1,096
General expense accrual and other	1,168	893
Total	$5,448	$5,474

Note 7.	Notes Payable and Long-Term Debt

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

As of March 31, 2026, the weighted average interest rate applicable to borrowings under the Cadence Credit Facility was 7.03%.

As a result of entering into the Cadence Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $324,000 and is amortizing these costs over the term of the credit agreement. As of March 31, 2026, the unamortized balance of these fees was $75,000.

In connection with the Cadence Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Cadence. Under the Security Agreement, the Cadence Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of March 31, 2026, there were $750,000 of borrowings against the facility, all of which is due during the fiscal year ending September 2028 and is classified as a long-term liability in the accompanying balance sheet. Availability of the Cadence Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of March 31, 2026, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $7,240,000 of committed funds available.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company, is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Cadence Credit Facility. The Parker Promissory Note allows for Good Times’ early redemption of the note by payment of the outstanding principal balance no earlier than May 22, 2027. As of March 31, 2026, the outstanding principal balance on the Parker Promissory Note was $326,000. Annual principal maturities over the next five years are approximately $35,000 each year.

Total interest expense on notes payable was $30,000 and $53,000 for the quarters ended March 31, 2026 and April 1, 2025, respectively.

Note 8.	Earnings (Loss) per Common Share

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	March 31, 2026	April 1, 2025	March 31, 2026	April 1, 2025

Weighted-average shares outstanding, basic	10,557,896	10,628,318	10,556,006	10,656,481
Effect of potentially dilutive securities:
Stock options	-	-	-	-
Restricted stock units	93,000	-	93,000	-
Weighted-average shares outstanding, diluted	10,650,896	10,628,318	10,649,006	10,656,481
Excluded from diluted weighted average shares outstanding:
Antidilutive	417,561	482,749	417,561	449,233

Note 9.	Contingent Liabilities and Liquidity

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

Components of operating lease costs are as follows for the fiscal quarters ended March 31, 2026 and April 1, 2025:

Lease cost	Classification	March 31, 2026	April 1, 2025
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,837	$1,855
Variable lease cost	Occupancy	(3)	2
Sublease income	Occupancy	(123)	(122)
		$1,711	$1,735

Weighted average lease term and discount rate are as follows:

	March 31, 2026	April 1, 2025
Weighted average remaining lease term (in years)	6.49	6.99

Weighted average discount rate	5.5%	5.3%

Supplemental cash flow disclosures:

	March 31, 2026	April 1, 2025
Cash paid for operating lease liabilities	$3,955	$4,036

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$563	$1,474

Future minimum rent payments for our operating leases as of March 31, 2026 are as follows:

Total
One Year	$8,153
Two Years	7,866
Three Years	6,706
Four Years	5,871
Five Years	4,800
Thereafter	11,201
Total minimum lease payments	44,597
Less: imputed interest	(7,303)
Present value of lease liabilities	$37,294

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

There were impairments of long-lived assets of $227,000 recorded in the two fiscal quarters ended March 31, 2026, related to one Good Times restaurant which closed during the period. There were impairments of $494,000 in the two quarters ended April 1, 2025, related primarily to lease right-of-use assets for restaurants generating insufficient income to contribute to rent, and which the Company believed were probable to close at the end of the current lease term; and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required to the acquired trademarks as of March 31, 2026 and April 1, 2025.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times and (2) Bad Daddy’s. As of March 31, 2026 and April 1, 2025, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit.

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

The Company’s effective income tax rate for the three periods ended March 31, 2026 was (4.35%), an increase from the effective income tax rate of (10.06%) for the three periods ended April 1, 2025. The Company’s effective tax rate for the six periods ended March 31, 2026 was 7.62%, an increase from an effective income tax rate of (13.43%) for the six periods ended April 1, 2025. The change is primarily due to state taxes and an increase in ordinary income from continuing operations before income taxes (or benefits), while the benefit associated with income tax credits stayed consistent.

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company’s tax years corresponding to the Company’s fiscal years 2023 through 2026 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of March 31, 2026.

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

For the quarters ended March 31, 2026 and April 1, 2025, we recognized $22,000 and $30,000 respectively, related to our stock-based compensation arrangements. Our net income (loss) for the two quarters ended March 31, 2026 and April 1, 2025 includes $45,000 and $65,000, respectively, of compensation costs related to our stock-based compensation arrangements.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP (in thousands):

	Thirteen Week Period Ended March 31, 2026
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$9,204	$23,920	$-	$33,124
Restaurant operating costs:
Food and packaging costs	2,736	7,092	-	9,828
Payroll and other employee benefit costs	3,219	8,168	-	11,387
Restaurant occupancy costs	920	1,625	(21)	2,524
Other restaurant operating costs	1,400	3,739	(188)	4,951
Restaurant-level operating profit	$929	$3,296	$209	$4,434
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				108
Less:
Restaurant depreciation and amortization				878
Advertising costs				984
General and administrative				2,196
Impairment of long-lived assets and ROU assets				227
Loss on asset disposals				85
Income from operations				172
Less:
Interest and other expense, net				36
Net income before income taxes				$136

Reconciliation of revenue
Restaurant sales	$9,204	$23,920	$-	$33,124
Franchise and other revenues	41	67	-	108
Total consolidated net revenues	$9,245	$23,987	$-	$33,232
Other segment disclosures
Restaurant depreciation and amortization	$246	$621	$11	$878
Impairment of long-lived assets and ROU assets	$227	$-	$-	$227
Capital expenditures	$210	$77	$94	$381

	Thirteen Week Period April 1, 2025
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$9,323	$24,817	$-	$34,140
Restaurant operating costs:
Food and packaging costs	2,858	7,619	-	10,477
Payroll and other employee benefit costs	3,316	8,510	-	11,826
Restaurant occupancy costs	939	1,665	(21)	2,583
Other restaurant operating costs	1,407	3,591	(80)	4,918
Restaurant-level operating profit	$803	$3,432	$101	$4,336
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				139
Less:
Restaurant depreciation and amortization				996
Advertising costs				915
General and administrative				2,578
Impairment of long-lived assets and ROU assets				494
Loss on asset disposals				6
Loss from operations				(514)
Less:
Interest and other expense, net				56
Net loss before income taxes				$(570)

Reconciliation of revenue
Restaurant sales	$9,323	$24,817	$-	$34,140
Franchise and other revenues	39	100	-	139
Total consolidated net revenues	$9,362	$24,917	$-	$34,279

Other segment disclosures
Restaurant depreciation and amortization	$238	$748	$10	$996
Impairment of long-lived assets and ROU assets	$31	$463	$-	$494
Capital expenditures	$536	$235	$76	$847

	Twenty-Six Week Period Ended March 31, 2026
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$18,374	$47,123	$-	$65,497
Restaurant operating costs:
Food and packaging costs	5,562	14,107	-	19,669
Payroll and other employee benefit costs	6,428	16,169	-	22,597
Restaurant occupancy costs	1,835	3,241	(43)	5,033
Other restaurant operating costs	2,679	7,123	(289)	9,513
Restaurant-level operating profit	$1,870	$6,483	$332	$8,685
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				441
Less:
Restaurant depreciation and amortization				1,818
Advertising costs				2,259
General and administrative				4,251
Impairment of long-lived assets and ROU assets				227
Loss on asset disposals				99
Income from operations				472
Less:
Interest and other expense, net				87
Net income before income taxes				$385

Reconciliation of revenue
Restaurant sales	$18,374	$47,123	$-	$65,497
Franchise and other revenues	83	358	-	441
Total consolidated net revenues	$18,457	$47,481	$-	$65,938
Other segment disclosures
Restaurant depreciation and amortization	$490	$1,306	$22	$1,818
Impairment of long-lived assets and ROU assets	$227	$-	$-	$227
Capital expenditures	$281	$201	$107	$589

	Twenty-Seven Week Period April 1, 2025
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$19,210	$50,895	$-	$70,105
Restaurant operating costs:
Food and packaging costs	6,006	15,834	-	21,840
Payroll and other employee benefit costs	6,942	17,667	-	24,609
Restaurant occupancy costs	1,888	3,418	(40)	5,266
Other restaurant operating costs	2,668	7,159	(168)	9,659
Restaurant-level operating profit	$1,706	$6,817	$208	$8,731
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				507
Less:
Restaurant depreciation and amortization				2,014
Advertising costs				2,044
General and administrative				5,166
Impairment of long-lived assets and ROU assets				494
Gain on asset disposals				(51)
Preopening costs				8
Loss from operations				(437)
Less:
Interest and other expense, net				102
Add:
Other income				140
Net loss before income taxes				$(399)

Reconciliation of revenue
Restaurant sales	$19,210	$50,895	$-	$70,105
Franchise and other revenues	98	409	-	507
Total consolidated net revenues	$19,308	$51,304	$-	$70,612
Other segment disclosures
Restaurant depreciation and amortization	$481	$1,514	$19	$2,014
Impairment of long-lived assets and ROU assets	$31	$463	$-	$494
Capital expenditures	$1,805	$712	$142	$2,659

	March 31, 2026	September 30, 2025
Property and equipment, net:
Good Times	$7,166	$7,577
Bad Daddy’s	12,929	14,048
Other	221	243
Consolidated	$20,316	$21,868

Right-of-use assets, net:
Good Times	$11,879	$12,078
Bad Daddy’s	19,077	20,515
Other	944	1,025
Consolidated	$31,900	$33,618

Total assets:
Good Times	$20,239	$20,859
Bad Daddy’s	45,734	47,508
Other	15,068	15,440
Consolidated	$81,041	$83,807

Note 15.	Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restaurant locations. As of March 31, 2026, we operated, franchised, or licensed a total of thirty-eight Bad Daddy’s restaurants and thirty Good Times restaurants. The following table presents the number of restaurants operating at the end of the fiscal quarters ended March 31, 2026 and April 1, 2025.

Company-Owned / Joint-Venture:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	March 31, 2026	April 1, 2025	March 31, 2026	April 1, 2025	March 31, 2026	April 1, 2025
Alabama	3	3	-	-	3	3
Colorado	9	10	27	27	36	37
Georgia	4	5	-	-	4	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	37	39	27	27	64	66

*Includes one Good Times restaurant that is temporarily closed for lease negotiation.

Franchisee / Licensee:

	Bad Daddy’s Burger Bar		Good Times Burgers & Frozen Custard		Total
	March 31, 2026	April 1, 2025	March 31, 2026	April 1, 2025	March 31, 2026	April 1, 2025
Colorado	-	-	1	1	1	1
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	3	3	4	4

Results of Operations

Fiscal quarter ended March 31, 2026 (13 weeks) compared to fiscal quarter ended April 1, 2025 (13 weeks):

Net Revenues. Net revenues for the quarter ended March 31, 2026 decreased $1,047,000 or 3.1% to $33,232,000 from $34,279,000 for the quarter ended April 1, 2025. Bad Daddy’s concept revenues decreased $930,000 while our Good Times concept revenues decreased $117,000 compared to the same prior-year quarter.

Bad Daddy’s restaurant sales decreased $897,000 to $23,920,000 for the quarter ended March 31, 2026 from $24,817,000 for the quarter ended April 1, 2025. This decrease is primarily due to the fourth fiscal quarter 2025 closure of one Bad Daddy’s restaurant, the first fiscal quarter 2026 closure of one Bad Daddy’s restaurant and decreased guest traffic, partially offset by menu price increases. The average menu price increase for the quarter ended March 31, 2026 over the same prior-year quarter was approximately 0.2%.

Good Times restaurant sales decreased $119,000 to $9,204,000 for the quarter ended March 31, 2026 from $9,323,000 for the quarter ended April 1, 2025. This decrease is driven by the current quarter temporary closure of one Good Times restaurant, partially offset by increases in menu price. The average menu price increase for the quarter ended March 31, 2026 over the same prior-year quarter was approximately 1.0%.

Franchise and other revenues decreased $31,000 to $108,000 in the quarter ended March 31, 2026 compared to $139,000 in the quarter ended April 1, 2025. This decrease is primarily due to reduced gift card breakage.

Same Store Sales

Sales store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales decreased 0.8% during the fiscal quarter ended March 31, 2026 compared to the fiscal quarter ended April 1, 2025, primarily driven by discounts provided through included sides and drink specials along with a decrease in demand across the sector for alcoholic beverages, as well as reduced customer traffic, partially offset by menu price increases. There were thirty-seven restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales decreased 0.8% during the quarter ended March 31, 2026 compared to the fiscal quarter ended April 1, 2025, primarily driven by promotional discounts along with lost revenue from exited items and category declines, partially offset by a menu price increase. There were twenty-six restaurants included in the same store sales base at the end of the quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended March 31, 2026 decreased $649,000 to $9,828,000 (29.7% of restaurant sales) from $10,477,000 (30.7% of restaurant sales) for the quarter ended April 1, 2025.

Bad Daddy’s food and packaging costs were $7,092,000 (29.6% of restaurant sales) for the quarter ended March 31, 2026, down from $7,619,000 (30.7% of restaurant sales) for the quarter ended April 1, 2025. The decrease as a percentage of sales is primarily attributable to reduced waste and improved chicken pricing, partially offset by higher beef and bacon purchase prices compared to the prior-year quarter.

Good Times food and packaging costs were $2,736,000 (29.7% of restaurant sales) for the quarter ended March 31, 2026, down from $2,858,000 (30.7% of restaurant sales) for the quarter ended April 1, 2025. The decrease as a percentage of sales is primarily attributable to reduced waste partially offset by higher beef and bacon prices compared to the prior-year quarter.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended March 31, 2026 decreased $439,000 to $11,387,000 (34.4% of restaurant sales) from $11,826,000 (34.6% of restaurant sales) for the quarter ended April 1, 2025.

Bad Daddy’s payroll and other employee benefit costs were $8,168,000 (34.1% of restaurant sales) for the quarter ended March 31, 2026, down from $8,510,000 (34.3% of restaurant sales) in the same prior year period. As a percentage of sales, payroll and employee benefits costs decreased by 0.2% primarily attributable to lower employee benefit costs, partially offset by higher average wage rates.

Good Times payroll and other employee benefit costs were $3,219,000 (35.0% of restaurant sales) in the quarter ended March 31, 2026, down from $3,316,000 (35.6% of restaurant sales) in the same prior year period. As a percentage of sales, payroll and employee benefits costs decreased by 0.6% primarily attributable to increased labor efficiency, partially offset by higher average wage rates.

Occupancy Costs. Occupancy costs for the quarter ended March 31, 2026 decreased $59,000 to $2,524,000 (7.6% of restaurant sales) from $2,583,000 (7.6% of restaurant sales) for the quarter ended April 1, 2025.

Bad Daddy’s occupancy costs were $1,625,000 (6.8% of restaurant sales) for the quarter ended March 31, 2026, down from $1,665,000 (6.7% of restaurant sales) in the same prior year period. The decrease was primarily due to the fourth fiscal quarter 2025 closure of one Bad Daddy’s restaurant and the first fiscal quarter 2026 closure of one Bad Daddy’s restaurant.

Good Times occupancy costs were $920,000 (10.0% of restaurant sales) in the quarter ended March 31, 2026, down from $939,000 (10.1% of restaurant sales) in the same prior year period. This was primarily due to a decrease in property taxes between the quarterly periods.

Other Operating Costs. Other operating costs for the quarter ended March 31, 2026, increased $33,000 to $4,951,000 (14.9% of restaurant sales) from $4,918,000 (14.4% of restaurant sales) for the quarter ended April 1, 2025.

Bad Daddy’s other operating costs were $3,739,000 (15.6% of restaurant sales) for the quarter ended March 31, 2026, up from $3,591,000 (14.5% of restaurant sales) in the same prior year period. As a percentage of sales, the increase is primarily due to increases in customer delivery and repair and maintenance expenses.

Good Times other operating costs were $1,400,000 (15.2% of restaurant sales) for the quarter ended March 31, 2026, down from $1,407,000 (15.1% of restaurant sales) in the same prior year period. As a percentage of sales, the increase is primarily due to increases in customer delivery expenses.

New Store Preopening Costs. There were no preopening costs in the fiscal quarters ended March 31, 2026 and April 1, 2025

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended March 31, 2026 decreased $118,000 to $878,000 from $996,000 in the quarter ended April 1, 2025.

Bad Daddy’s depreciation and amortization costs for the quarter ended March 31, 2026 decreased $127,000 to $621,000 from $748,000 in the quarter ended April 1, 2025. The decrease is primarily due to assets performing past their estimated usable lives.

Good Times depreciation and amortization costs for the quarter ended March 31, 2026 increased $8,000 to $246,000 from $238,000 in the quarter ended April 1, 2025.

General and Administrative Costs. General and administrative costs for the quarter ended March 31, 2026, decreased $382,000 to $2,196,000 (6.6% of total revenues) from $2,578,000 (7.5% of total revenues) for the quarter ended April 1, 2025.

This decrease in general and administrative expenses for the quarter ended March 31, 2026 is attributable to:

•	Decrease in costs associated with multi-unit supervisory roles of $295,000
•	Decrease in technology costs of $54,000
•	Decrease in franchise-related costs of $39,000
•	Increase attributable to net health insurance underwriting gain/loss of $194,000
•	Net decreases in all other expenses of $188,000

Advertising Costs. Advertising costs for the quarter ended March 31, 2026 increased $69,000 to $984,000 (3.0% of total revenues) from $915,000 (2.7% of total revenues) for the quarter ended April 1, 2025.

Bad Daddy’s advertising costs were $479,000 (2.0% of total revenues) in the quarter ended March 31, 2026 compared to $494,000 (2.0% of total revenues) in the same prior year period.

Good Times advertising costs were $488,000 (5.3% of total revenues) in the quarter ended March 31, 2026 compared to $424,000 (4.5% of total revenues) in the same prior year period. The increase is primarily due to increased advertising campaigns including video streaming, promotional campaigns on third-party delivery platforms, and celebrity and influencer partnerships, partially offset by reduced radio media. Good Times advertising costs consist primarily of social media, third-party delivery promotions and video streaming advertising. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-lived Assets and ROU Assets. There were $227,000 of costs associated with impairments for the quarter ended March 31, 2026. There were $494,000 of impairment costs for the quarter ended April 1, 2025. The current quarter impairment costs are attributable to the temporary closure of one Good Times restaurant. Impairment costs in the prior year quarter relate to the impairment of lease right-of-use assets and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants.

Loss (Gain) on Asset Disposals. The net loss on asset disposals for the fiscal quarter ended March 31, 2026 was $85,000, which is composed of a loss of $88,000 on disposal of miscellaneous assets, and $3,000 of deferred gain recognition, compared to a net loss of $6,000 for the fiscal quarter ended April 1, 2025. The net loss in the prior year fiscal quarter was primarily due to disposal of miscellaneous assets, partially offset by deferred gain recognition.

Income (Loss) from Operations. Income from operations was $172,000 in the quarter ended March 31, 2026 compared to a loss of $514,000 in the quarter ended April 1, 2025.

The change in the income (loss) from operations for the quarter ended March 31, 2026 from the quarter ended April 1, 2025 is primarily attributable to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $36,000 during the quarter ended March 31, 2026 compared with $56,000 during the quarter ended April 1, 2025.

Other Income. There was no other income for the quarters ended March 31, 2026 or April 1, 2025.

Provision for Income Taxes. There was a $23,000 benefit from income taxes for the quarter ended March 31, 2026, compared to $57,000 of expense for the quarter ended April 1, 2025.

Net Income (Loss). Net income was $159,000 for the quarter ended March 31, 2026 compared to a net loss of $627,000 in the quarter ended April 1, 2025.

The change from the quarter ended March 31, 2026 to the quarter ended April 1, 2025 was primarily attributable to the matters discussed in the relevant sections above.

Income (Loss) Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partner’s share of income in the Good Times joint-venture restaurants.

For the quarter ended March 31, 2026, the income attributable to non-controlling interests was $10,000 compared to a loss of $3,000 for the quarter ended April 1, 2025. The $13,000 increase is due to increased profitability of the restaurants involved in the limited partnership with a non-controlling partner.

Fiscal two quarters ended March 31, 2026 (26 weeks) compared to fiscal two quarters ended April 1, 2025 (27 weeks):

Net Revenues. Net revenues for the two quarters ended March 31, 2026 decreased $4,674,000, or 6.6%, to $65,938,000 from $70,612,000 for the two quarters ended April 1, 2025. Bad Daddy’s concept revenues decreased $3,823,000 and our Good Times concept revenues decreased $851,000.

Bad Daddy’s restaurant sales decreased $3,772,000 to $47,123,000 for the two quarters ended March 31, 2026 from $50,895,000 for the two quarters ended April 1, 2025. This decrease is due to an additional week in the prior year period versus the current year period, the fourth fiscal quarter 2025 closure of one Bad Daddy’s restaurant, the first fiscal quarter 2026 closure of one Bad Daddy’s restaurant and decreased guest traffic, partially offset by menu price increases. The average menu price increase for the two quarters ended March 31, 2026 over the same prior year quarters was approximately 1.0%.

Good Times restaurant sales decreased $836,000 to $18,374,000 for the two quarters ended March 31, 2026 from $19,210,000 for the two quarters ended April 1, 2025. This decrease is due to an additional week in the prior year period versus the current year period and the current quarter temporary closure of one Good Times restaurant, partially offset by increases in menu price. The average menu price increase for the two quarters ended March 31, 2026 over the same prior year quarters was approximately 0.9%.

Franchise and other revenues decreased $66,000 to $441,000 in the two quarters ended March 31, 2026 compared to $507,000 in the two quarters ended April 1, 2025. This decrease is primarily due to lower license and royalty fees as well as a decrease in gift card breakage.

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

Bad Daddy’s same store restaurant sales decreased 1.0% during the two quarters ended March 31, 2026 compared to the same two quarters ended April 1, 2025, primarily driven by discounts provided through included sides and drink specials along with a decrease in demand across the sector for alcoholic beverages, as well as reduced customer traffic, partially offset by menu price increases. There were thirty-seven restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales decreased 1.9% during the two quarters ended March 31, 2026 compared to the same two quarters ended April 1, 2025, primarily driven by reduced guest traffic and promotional discounts, partially offset by menu price increases. There were twenty-six restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the two quarters ended March 31, 2026 decreased $2,171,000 to $19,669,000 (30.0% of restaurant sales) from $21,840,000 (31.2% of restaurant sales) for the two quarters ended April 1, 2025.

Bad Daddy’s food and packaging costs were $14,107,000 (29.9% of restaurant sales) for the two quarters ended March 31, 2026, down from $15,834,000 (31.1% of restaurant sales) for the two quarters ended April 1, 2025. The decrease as a percentage of sales is primarily attributable to reduced waste and favorability in dairy and chicken input prices as well as the impact of a 1.0% average increase in menu pricing, partially offset by higher beef and bacon purchase prices compared to the prior year period.

Good Times food and packaging costs were $5,562,000 (30.3% of restaurant sales) for the two quarters ended March 31, 2026, down from $6,006,000 (31.3% of restaurant sales) for the two quarters ended April 1, 2025. The decrease as a percentage of sales is primarily attributable to reduced waste and the impact of a 0.9% average increase in menu pricing compared to the prior year-to-date period, partially offset by higher beef and bacon prices.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the two quarters ended March 31, 2026 decreased $2,012,000 to $22,597,000 (34.5% of restaurant sales) from $24,609,000 (35.1% of restaurant sales) for the two quarters ended April 1, 2025.

Bad Daddy’s payroll and other employee benefit costs were $16,169,000 (34.3% of restaurant sales) for the two quarters ended March 31, 2026 down from $17,667,000 (34.7% of restaurant sales) for the two quarters ended April 1, 2025. As a percentage of sales, payroll and employee benefits costs decreased by 0.4% primarily attributable to reduced salary costs and incentive compensation, partially offset by decreased labor productivity and higher average wage rates.

Good Times payroll and other employee benefit costs were $6,428,000 (35.0% of restaurant sales) in the two quarters ended March 31, 2026, down from 6,942,000 (36.1% of restaurant sales) in the same prior year period. As a percentage of sales, payroll and employee benefits costs decreased by 1.1% primarily attributable to increased labor efficiency partially offset by higher average wage rates.

Occupancy Costs. Occupancy costs for the two quarters ended March 31, 2026 decreased $233,000 to $5,033,000 (7.7% of restaurant sales) from $5,266,000 (7.5% of restaurant sales) for the two quarters ended April 1, 2025.

Bad Daddy’s occupancy costs were $3,241,000 (6.9% of restaurant sales) for the two quarters ended March 31, 2026, down from $3,418,000 (6.7% of restaurant sales) for the two quarters ended April 1, 2025. The decrease was primarily due to the fourth fiscal quarter 2025 closure of one Bad Daddy’s restaurant and the first fiscal quarter 2026 closure of one Bad Daddy’s restaurant.

Good Times occupancy costs were $1,835,000 (10.0% of restaurant sales) in the two quarters ended March 31, 2026, down from $1,888,000 (9.8% of restaurant sales) in the two quarters ended April 1, 2025. This was primarily due to a decrease in property taxes between the two periods.

Other Operating Costs. Other operating costs for the two quarters ended March 31, 2026, decreased $146,000 to $9,513,000 (14.5% of restaurant sales) from $9,659,000 (13.8% of restaurant sales) for the two quarters ended April 1, 2025.

Bad Daddy’s other operating costs were $7,123,000 (15.1% of restaurant sales) for the two quarters ended March 31, 2026 down from $7,159,000 (14.1% of restaurant sales) for the two quarters ended April 1, 2025. As a percentage of sales, the increase is primarily due to increases in customer delivery and repair and maintenance expenses.

Good Times other operating costs were $2,679,000 (14.6% of restaurant sales) in the two quarters ended March 31, 2026, up from $2,668,000 (13.9% of restaurant sales) in the two quarters ended April 1, 2025. As a percentage of sales, the increase is primarily due to increases in customer delivery expenses.

New Store Preopening Costs. There were no preopening costs for the two quarters ended March 31, 2026, compared to $8,000 for the two quarters ended April 1, 2025. The prior fiscal year costs primarily relate to training costs incurred as part of our two Good Times restaurant acquisitions.

Depreciation and Amortization Costs. Depreciation and amortization costs for the two quarters ended March 31, 2026, decreased $196,000 to $1,818,000 from $2,014,000 ended for the two quarters ended April 1, 2025.

Bad Daddy’s depreciation and amortization costs for the two quarters ended March 31, 2026 decreased $208,000 to $1,306,000 from $1,514,000 in the two quarters ended April 1, 2025. The decrease is primarily due to assets performing past their estimated useful lives.

Good Times depreciation and amortization costs for the two quarters ended March 31, 2026 increased $9,000 to $490,000 from $481,000 in the two quarters ended April 1, 2025.

General and Administrative Costs. General and administrative costs for the two quarters ended March 31, 2026, decreased $915,000 to $4,251,000 (6.4% of total revenues) from $5,166,000 (7.3% of total revenues) for the two quarters ended April 1, 2025.

This decrease in general and administrative expenses in the two quarters ended March 31, 2026 is primarily attributable to:

•	Decrease in costs associated with multi-unit supervisory roles of $489,000
•	Decrease in technology costs of $92,000
•	Decrease attributable to health insurance underwriting gain/loss of $59,000
•	Decrease in insurance related costs $40,000
•	Decrease in franchise related costs $40,000
•	Decrease in all other costs of $195,000

Advertising Costs. Advertising costs for the two quarters ended March 31, 2026, increased to $2,259,000 (3.4% of total revenues) from $2,044,000 (2.9% of total revenues) for the two quarters ended April 1, 2025.

Bad Daddy’s advertising costs were $1,173,000 (2.5% of total revenues) for the two quarters ended March 31, 2026 compared to $1,331,000 (2.6% of total revenues) for the two quarters ended April 1, 2025. The decrease is primarily due to a reduction in promotional campaigns on third-party delivery platforms and local store marketing expenses. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, promotional campaigns on third-party delivery platforms and social media.

Good Times advertising costs were $1,062,000 (5.8% of total revenues) in the two quarters ended March 31, 2026 compared to $720,000 (3.7% of total revenues) in the two quarters ended April 1, 2025. The increase is primarily due to increased advertising campaigns including video streaming, promotional campaigns on third-party delivery platforms, and celebrity and influencer partnerships, partially offset by reduced radio media. Good Times advertising costs consist primarily of third-party delivery promotions, video streaming, social media, sponsorships and email marketing. Advertising costs are presented gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-lived Assets and ROU Assets. There were $227,000 of costs associated with impairments for the two quarters ended March 31, 2026. There were $494,000 of impairment costs for the two quarters ended April 1, 2025. The current year impairment costs are attributable to the temporary closure of one Good Times restaurant. Impairment costs in the prior year relate to the impairment of lease right-of-use assets and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants.

Loss (Gain) on Asset Disposals. The net loss on asset disposals for the two quarters ended March 31, 2026 was $99,000, which is composed of a net loss of $105,000 on disposal of miscellaneous assets and $6,000 of deferred gain recognition, compared to a net gain of $51,000 for the two quarters ended April 1, 2025, which is composed of a net gain of $43,000 on disposal of miscellaneous assets and $8,000 of deferred gain recognition.

Income (Loss) from Operations. Income from operations was $472,000 in the two quarters ended March 31, 2026 compared to loss from operations of $437,000 in the two quarters ended April 1, 2025.

The change in the income (loss) from operations for the two quarters ended March 31, 2026 is primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $87,000 during the two quarters ended March 31, 2026, compared with $102,000 during the two quarters ended April 1, 2025.

Other Income. There was no other income for the two quarters ended March 31, 2026, compared to $140,000 of other income in the two quarters ended April 1, 2025, which related to the termination of an agreement in connection with the Company’s management services, and lease negotiations on behalf of a former franchisee, with respect to real estate previously subleased to a third party by the former franchisee.

Provision for Income Taxes. The benefit from income taxes was $28,000 for the two quarters ended March 31, 2026, compared to expense of $54,000 for the two quarters ended April 1, 2025.

Net Income (Loss). Net income was $357,000 for the two quarters ended March 31, 2026 compared to net loss of $453,000 in the two quarters ended April 1, 2025.

The change from the two quarters ended April 1, 2025 to the two quarters ended March 26, 2024 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ share of income in the Good Times joint-venture restaurants.

For the two quarters ended March 31, 2026, the income attributable to non-controlling interests was $27,000 compared to $7,000 for the two quarters ended April 1, 2025. The $20,000 increase is due to increased profitability during the two quarters of the restaurants involved in the partnership.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands):

	Quarter Ended		Year-to-Date
	March 31, 2026 (13 Weeks)	April 1, 2025 (13 Weeks)	March 31, 2026 (26 Weeks)	April 1, 2025 (27 Weeks)
Adjusted EBITDA:
Net income (loss) attributable to common shareholders, as reported	$149	$(624)	$330	$(460)
Depreciation and amortization	896	1,029	1,862	2,071
Depreciation and amortization attributable to non-controlling interest	(28)	(24)	(54)	(50)
Provision for income taxes	(23)	57	28	54
Interest expense, net	36	56	87	102
EBITDA	1,030	494	2,253	1,717
Preopening expense (1)	-	-	-	8
Non-cash stock-based compensation (2)	22	30	45	65
Asset impairment (3)	227	494	227	494
Non-cash loss on asset disposals (4)	86	9	101	5
Non-cash loss on asset disposals attributable to non-controlling interests(4)	-	(3)	-	(3)
Adjusted EBITDA	$1,365	$1,024	$2,626	$2,286

(1)	Represents expenses directly associated with the opening of new or acquired restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 13 to the unaudited condensed consolidated financial statements.
(3)	Represents costs recognized in connection with the asset impairment charges described in Note 11 to the unaudited condensed consolidated financial statements.
(4)	Represents deferred gains on previous sale-leaseback transactions on two Good Times restaurants as well as (gains) losses on miscellaneous asset disposals.

Liquidity and Capital Resources

Cash and Working Capital

As of March 31, 2026, we had a working capital deficit of $8,888,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers on the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days. Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital, and recurring capital expenditure needs in fiscal 2026. We anticipate any commitments in fiscal 2026 will be funded out of existing cash or future borrowings against the Cadence Credit Facility.

See Part II, Item 2 of this filing for a discussion of the Company’s share repurchase program.

Financing

For a discussion of the Company’s financing arrangements (including the Cadence Credit Facility), refer to note 7 to the unaudited condensed consolidated financial statements included in this report.

Cash Flows

The table below summarizes our cash flows from operating, investing, and financing activities for each period presented (in thousands):

	Year-to-Date Period Ended
	March 31, 2026	April 1, 2025

Net cash provided by operating activities	$1,934	$196
Net cash used in investing activities	(507)	(2,662)
Net cash provided by (used in) financing activities	(1,283)	1,325
Net change in cash and cash equivalents	$144	$(1,141)

Operating cash flows

Net cash from operating activities increased by $1,738,000 as of the fiscal year-to-date period ended March 31, 2026 compared to the fiscal year-to-date period ended April 1, 2025. The increase is primarily attributable to an increase in net income and the net change in ROU assets and lease liabilities between the comparable periods. Additionally, there was decreased cash usage for accounts payable, accrued liabilities and prepaid expenses, as presented on the Condensed Consolidated Statements of Cash Flows.

Investing cash flows

Net cash used in investing activities for the two quarters ended March 31, 2026 and April 1, 2025 were $507,000 and $2,662,000, respectively, which primarily reflect the purchases of property and equipment in each period as well as the acquisition in the prior year fiscal period of two Good Times restaurants previously owned by a franchisee.

Financing cash flows

Net cash used in financing activities for the two quarters ended March 31, 2026 was $1,283,000, which includes proceeds from long-term debt of $500,000, $1,765,000 of payments on long-term debt, cash usage for restricted stock unit vesting of $15,000, and distributions to non-controlling interests of $3,000.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Chief Accounting Officer (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. On December 9, 2024 the Company’s Board of Directors authorized the purchase of another $2.0 million of common stock, bringing the total authorization for share repurchases to $7.0 million. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of March 31, 2026 the Company has purchased 1,822,246 shares of its common stock pursuant to the share repurchase plan leaving approximately $1,981,000 available for repurchases under the plan.

There were no repurchases of common stock under the share repurchase plan during the quarter ended March 31, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended March 31, 2026, none of the Company’s directors or our officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
DATE: May 7, 2026

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Keri A. August Chief Accounting Officer (Principal Financial Officer)

