Form 10-Q
period 2026-06-30
Good Times Restaurants Inc.
filed 2026-08-06
CIK 825324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

As of July 31, 2026, there were 10,557,896 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

Form 10-Q

Quarter Ended June 30, 2026

ITEM 1.	FINANCIAL STATEMENTS

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 30, 2026	September 30, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,597	$2,605
Inventories	1,325	1,388
Receivables	833	795
Prepaid expenses and other	913	466
Total current assets	6,668	5,254

PROPERTY AND EQUIPMENT
Land and land improvements	1,113	1,113
Buildings	4,841	4,841
Leasehold improvements	35,879	38,194
Fixtures and equipment	27,929	29,781
Total property and equipment	69,762	73,929
Less accumulated depreciation and amortization	(50,079)	(52,061)
Total net property and equipment	19,683	21,868

OTHER ASSETS
Operating lease right-of-use assets, net	30,672	33,618
Deferred tax assets, net	13,216	13,031
Deposits and other assets	333	423
Trademarks	3,900	3,900
Goodwill	5,713	5,713
Total other assets	53,834	56,685
TOTAL ASSETS	$80,185	$83,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$33	$32
Accounts payable	2,663	2,605
Operating lease liabilities, current	6,180	6,267
Other accrued liabilities	5,441	5,474
Total current liabilities	14,317	14,378

LONG-TERM LIABILITIES
Maturities of long-term debt, net of current portion	285	2,310
Operating lease liabilities, net of current portion	29,373	33,225
Deferred and other liabilities	73	83
Total long-term liabilities	29,731	35,618

SHAREHOLDERS’ EQUITY:
Good Times Restaurants Inc. shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and September 30, 2025	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,985,821 issued; 10,557,896 and 10,549,508 shares outstanding as of June 30, 2026 and September 30, 2025, respectively	13	13
Capital contributed in excess of par value	56,940	56,889
Treasury stock, at cost; 2,427,925 shares as of June 30, 2026 and September 30, 2025	(7,246)	(7,246)
Accumulated deficit	(14,361)	(16,598)
Total Good Times Restaurants Inc. shareholders' equity	35,346	33,058
Non-controlling interests	791	753
Total shareholders’ equity	36,137	33,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,185	$83,807

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Quarter Ended		Year-to-Date
	June 30, 2026 (13 Weeks)	July 1, 2025 (13 Weeks)	June 30, 2026 (39 Weeks)	July 1, 2025 (40 Weeks)
NET REVENUES:
Restaurant sales	$35,020	$36,869	$100,517	$106,974
Franchise and other revenues	147	156	588	663
Total net revenues	35,167	37,025	101,105	107,637

RESTAURANT OPERATING COSTS:
Food and packaging costs	10,711	11,358	30,380	33,198
Payroll and other employee benefit costs	11,702	12,647	34,299	37,256
Restaurant occupancy costs	2,477	2,492	7,510	7,758
Other restaurant operating costs	5,069	5,230	14,582	14,889
Preopening costs	-	-	-	8
Depreciation and amortization	917	982	2,735	2,996
Total restaurant operating costs	30,876	32,709	89,506	96,105

General and administrative costs	1,986	2,174	6,237	7,340
Advertising costs	1,009	913	3,268	2,957
Impairment of long-lived assets and ROU assets	18	-	245	494
Gain on lease terminations and asset disposals	(489)	(4)	(390)	(55)
Total costs and expenses	33,400	35,792	98,866	106,841

INCOME FROM OPERATIONS	1,767	1,233	2,239	796

OTHER (EXPENSE) INCOME:
Interest and other expense, net	(24)	(51)	(111)	(153)
Other income	-	-	-	140
Total other (expense) income	(24)	(51)	(111)	(13)

NET INCOME BEFORE INCOME TAXES	1,743	1,182	2,128	783

Provision for income taxes	212	363	184	309

NET INCOME	$1,955	$1,545	$2,312	$1,092
Income attributable to non-controlling interests	(48)	(58)	(75)	(65)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,907	$1,487	$2,237	$1,027

NET INCOME PER SHARE, ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$0.18	$0.14	$0.21	$0.10
Diluted	$0.18	$0.14	$0.21	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,557,896	10,582,491	10,556,636	10,632,434
Diluted	10,650,896	10,661,491	10,649,636	10,711,434

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date June 30, 2026

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 30, 2025	2,427,925	$(7,246)	10,549,508	$13	$56,889	$753	$(16,598)	$33,811

Stock-based compensation cost	-	-	-	-	23	-	-	23
Restricted stock unit vesting	-	-	8,388	-	(15)	-	-	(15)
Non-controlling interests:
Income	-	-	-	-	-	17	-	17
Net income attributable to Good Times Restaurants Inc. and comprehensive income	-	-	-	-	-	-	181	181

BALANCES, December 30, 2025	2,427,925	$(7,246)	10,557,896	$13	$56,897	$770	$(16,417)	$34,017

Stock-based compensation cost	-	-	-	-	22	-	-	22
Non-controlling interests:
Income	-	-	-	-	-	10	-	10
Distributions	-	-	-	-	-	(3)	-	(3)
Net income attributable to Good Times Restaurants Inc. and comprehensive income	-	-	-	-	-	-	149	149

BALANCES, March 31, 2026	2,427,925	$(7,246)	10,557,896	$13	$56,919	$777	$(16,268)	$34,195

Stock-based compensation cost	-	-	-	-	21	-	-	21
Non-controlling interests:
Income	-	-	-	-	-	48	-	48
Distributions	-	-	-	-	-	(34)	-	(34)
Net income attributable to Good Times Restaurants Inc. and comprehensive income	-	-	-	-	-	-	1,907	1,907

BALANCES, June 30, 2026	2,427,925	$(7,246)	10,557,896	$13	$56,940	$791	$(14,361)	$36,137

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
Year-to-Date July 1, 2025

(In thousands, except share and per share data)

	Treasury Stock, at cost		Common Stock
	Shares	Amount	Outstanding Shares	Par Value	Capital Contributed in Excess of Par Value	Non- Controlling Interest In Partnerships	Accumulated Deficit	Total

BALANCES, September 24, 2024	2,265,066	$(6,855)	10,712,367	$13	$56,835	$717	$(17,622)	$33,088

Stock-based compensation cost	-	-	-	-	35	-	-	35
Repurchases of common stock	59,125	(164)	(59,125)	-	-	-	-	(164)
Non-controlling interests:
Income	-	-	-	-	-	10	-	10
Distributions	-	-	-	-	-	(42)	-	(42)
Net income attributable to Good Times Restaurants Inc. and comprehensive income	-	-	-	-	-	-	164	164

BALANCES, December 31, 2024	2,324,191	$(7,019)	10,653,242	$13	$56,870	$685	$(17,458)	$33,091

Stock-based compensation cost	-	-	-	-	30	-	-	30
Cash-settled restricted stock units	-	-	-	-	(58)	-	-	(58)
Repurchases of common stock	54,835	(139)	(54,835)	-	-	-	-	(139)
Non-controlling interests:
Loss	-	-	-	-	-	(3)	-	(3)
Distributions	-	-	-	-	-	(5)	-	(5)
Net loss attributable to Good Times Restaurants Inc. and comprehensive income	-	-	-	-	-	-	(624)	(624)

BALANCES, April 1, 2025	2,379,026	$(7,158)	10,598,407	$13	$56,842	$677	$(18,082)	$32,292

Stock-based compensation cost	-	-	-	-	25	-	-	25
Repurchases of common stock	33,299	(61)	(33,299)	-	-	-	-	(61)
Non-controlling interests:
Income	-	-	-	-	-	58	-	58
Contributions	-	-	-	-	-	9	-	9
Net income attributable to Good Times Restaurants Inc. and comprehensive income	-	-	-	-	-	-	1,487	1,487

BALANCES, July 1, 2025	2,412,325	$(7,219)	10,565,108	$13	$56,867	$744	$(16,595)	$33,810

See accompanying notes to condensed consolidated financial statements (unaudited)

Good Times Restaurants Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year-to-Date
	June 30, 2026 (39 Weeks)	July 1, 2025 (40 Weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,312	$1,092

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,783	3,071
Net change in operating lease right-of-use assets and liabilities	(1,043)	(1,461)
Gain on lease terminations	(297)	-
Recognition of deferred gain on sale of restaurant building	(9)	(10)
Loss on disposal of assets	210	38
Impairment of long-lived assets	245	494
Stock-based compensation expense	66	90
Provision for income taxes	(184)	(309)
Changes in operating assets and liabilities:
Receivables and prepaids	(485)	(645)
Inventories	53	2
Deposits and other	69	(126)
Accounts payable	93	(249)
Accrued and other liabilities	(115)	(526)
Net cash provided by operating activities	3,698	1,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the purchase of property and equipment	(924)	(2,765)
Acquisition of restaurants from franchisees, net of cash acquired	-	(504)
Proceeds from lease assignment and sale of fixed assets	294	77
Net cash used in investing activities	(630)	(3,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	500	2,250
Payments on long-term debt	(2,524)	(774)
Repurchases of common stock	-	(364)
Restricted stock unit vesting	(15)	(58)
Contributions from non-controlling interests	-	9
Distributions to non-controlling interests	(37)	(47)
Net cash (used in) provided by financing activities	(2,076)	1,016

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	992	(715)
CASH AND CASH EQUIVALENTS, beginning of period	2,605	3,853
CASH AND CASH EQUIVALENTS, end of period	$3,597	$3,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$85	$161
Change in current liabilities attributable to the purchase of property and equipment	$47	$85

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2026 and the results of its operations and its cash flows for the periods presented. Operating results for the fiscal quarter ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending September 29, 2026. The condensed consolidated balance sheet as of June 30, 2026 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. As a result, these condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended September 30, 2025.

Fiscal Year – The Company’s fiscal year is a 52/53-week year ending on the last Tuesday of September. In a 52-week fiscal year, each of the Company’s quarterly periods consist of 13 weeks. The additional week in a 53-week fiscal year is added to the first quarter, making such quarter consist of 14 weeks. Fiscal 2026 contains 52 weeks and fiscal 2025 contained 53 weeks. The quarters ended June 30, 2026 and July 1, 2025 each consisted of 13 weeks.

Reclassification – Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the net income.

Advertising Costs – The company utilizes Advertising Funds to administer certain advertising programs for both the Bad Daddy’s and Good Times brands. For the Good Times brand, the programs benefit both us and our franchisees. We and our franchisees are required to contribute a percentage of gross sales to the fund. The contributions to these funds are designated and segregated for advertising. We consolidate the Advertising Funds into our financial statements whereby contributions from franchisees, when due to the Good Times Advertising Fund upon the generation of sales by a franchisee restaurant, are recorded and included as a component of franchise revenues. Contributions to the Good Times Advertising Fund from our franchisees were $50,000 and $52,000 for the three quarters ended June 30, 2026 and July 1, 2025 respectively.

Receivables – Our receivables typically consist of royalties and other fees due to us from independent franchisees of our brands as well as product rebates and other incentives due to us under agreements with our food and beverage vendors, payments due from third party delivery and online ordering partners, and payments due to us for sales of gift cards to third party retailers.

Receivables consist of the following (in thousands) as of:

	June 30, 2026	September 30, 2025
Vendor rebates and incentives	$332	$309
Third party delivery partners	326	291
Franchise and other	97	131
Third party retailers	78	64
Total	$833	$795

Note 2.	Recent Accounting Pronouncements

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

Revenue Recognition. Revenues consist primarily of sales from restaurant operations, which includes third-party delivery sales and franchise revenue, which includes franchise royalties and contributions to advertising funds. The Company recognizes revenue, pursuant to ASU 2014-09, Revenue from Contracts with Customers (Topic 606), when it satisfies a performance obligation by transferring control over a product or service to a customer, typically a restaurant customer or a franchisee/licensee.

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

The Company sells gift cards to customers and recognizes revenue from gift cards primarily in the form of restaurant revenue. Gift card breakage, which is recognized when the likelihood of a gift card being redeemed is remote, is determined based upon the Company’s historic redemption patterns. Breakage in the amount of $243,000 and $275,000 was included in Franchise and other revenues in the three fiscal quarters ended June 30, 2026 and July 1, 2025, respectively.

The Company operates a loyalty program known as GT Rewards. With each purchase, GT Rewards members earn loyalty points that can be redeemed in the future for free products. Activity related to the rewards program is immaterial to the Company’s financial statements for the periods ended June 30, 2026 and July 1, 2025.

Revenues we receive from our franchise and license agreements include sales-based royalties, and from our franchise agreements also may include advertising fund contributions, area development fees, and franchisee fees. We recognize sales-based royalties from franchisees and licensees according to the amounts due, calculated from the sales occurring during the relevant accounting period. We similarly recognize Advertising Fund contributions from franchisees according to the amounts due as calculated from the sales occurring during the relevant accounting period. The Company also provides its franchisees with services associated with opening new restaurants and operating them under franchise and development agreements in exchange for area development and franchise fees. The Company would capitalize these fees upon receipt from the franchisee and then would amortize those over the contracted franchise term as the services comprising the performance obligations are satisfied. We have not received material development or franchise fees in the periods presented, and the primary performance obligations under existing franchise and development agreements have been satisfied prior to the earliest period presented in our financial statements.

Note 4.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands) as of:

	June 30, 2026	September 30, 2025
Prepaid insurance	$268	$-
Prepaid software licenses and maintenance contracts	208	160
Prepaid common area rental expenses	151	159
Prepaid licenses and permits	60	50
Other	226	97
Total	$913	$466

Note 5.	Goodwill and Intangible Assets

The following table presents goodwill and intangible assets as of June 30, 2026 and September 30, 2025 (in thousands):

	June 30, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trademarks	$3,900	$-	$3,900	$3,900	$-	$3,900

Goodwill	$5,713	$-	$5,713	$5,713	$-	$5,713

There were no impairments to goodwill or intangible assets in the periods presented in the table above.

Note 6.	Other Accrued Liabilities

Other accrued liabilities consist of the following as of:

	June 30, 2026	September 30, 2025
Wages and other employee benefits	$2,113	$2,085
Taxes, other than income taxes	1,292	1,400
Gift card liability, net of breakage	1,067	1,096
General expense accrual and other	969	893
Total	$5,441	$5,474

Note 7.	Notes Payable and Long-Term Debt

Revolving Credit Facility. The Company and its wholly owned subsidiaries (the “Subsidiaries”) maintain an amended and restated credit agreement with Huntington Bank (“Huntington”), as successor to Cadence Bank, with whom the facility was originally established. Pursuant to the credit agreement, as amended to date, Huntington agreed to loan the Company up to $8,000,000, with a maturity date of April 20, 2028 (the “Revolving Credit Facility”). The Revolving Credit Facility amended and restated the Company’s prior credit facility with Huntington in its entirety. The Revolving Credit Facility accrues commitment fees on the daily unused balance of the facility at a rate of 0.25%. The loans may from time to time consist of a mixture of SOFR Rate Loans and Base Rate Loans with differing interest rates based upon varying additions to the Federal Funds Rate, the Huntington prime rate or Term SOFR. Each of the Subsidiaries are guarantors of the Revolving Credit Facility.

Proceeds from the Revolving Credit Facility, if and when drawn, may be used (i) to fund new restaurant development, (ii) to finance the buyout of non-controlling partners in certain restaurants, (iii) to finance the redemption, purchase or other acquisition of equity interests in the Company and (iv) for working capital and other general corporate purposes.

The Revolving Credit Facility includes customary affirmative and negative covenants and events of default. The Revolving Credit Facility also requires the Company to maintain various financial condition ratios, including minimum liquidity, an amended maximum leverage ratio and an amended minimum fixed charge coverage ratio. In addition, to the extent the aggregate outstanding balance under the revolver under the Revolving Credit Facility exceeds $4.0 million, the Company is required to meet a new specified leverage ratio, on a pro forma basis, before making further borrowings as well as certain restricted payments, investments and growth capital expenditures. As of the date of filing of this report, the Company was in compliance with each of these covenants under the Revolving Credit Facility.

As a result of entering into the Revolving Credit Facility and the various amendments, the Company paid loan origination costs including professional fees of approximately $324,000 and is amortizing these costs over the term of the credit agreement. As of June 30, 2026 the unamortized balance of these fees was $66,000.

In connection with the Revolving Credit Facility, the Company and the Subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”) with Huntington. Under the Security Agreement, the Revolving Credit Facility is secured by a first priority security interest in substantially all the assets of the Company and the Subsidiaries.

As of June 30, 2026, there were no borrowings against the facility. Availability of the Revolving Credit Facility for borrowings is reduced by the outstanding face value of any letters of credit issued under the facility. As of June 30, 2026, there were approximately $10,000 in outstanding letters of credit issued under the facility, and approximately $7,990,000 of committed funds available.

Parker Promissory Note. Good Times Drive Thru, Inc., a wholly owned subsidiary of the Company, is the maker of an unsecured promissory note in connection with the purchase of the previously franchised Good Times Burgers and Frozen Custard restaurant located in the Denver suburb of Parker, Colorado. JGN Management, Inc., the former franchisee, is the holder of the note. The Parker Promissory Note fully amortizes over its original ten-year life maturing on June 1, 2034, carries an interest rate of 5.00% and is, in all respects, subordinate to the Revolving Credit Facility. As of June 30, 2026, the outstanding principal balance on the Parker Promissory Note was $318,000. Annual principal maturities over the next five years are approximately $36,000 each year.

Total interest expense on notes payable was $18,000 and $49,000 for the quarters ended June 30, 2026 and July 1, 2025, respectively.

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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding:

	Quarter Ended		Year-to-Date
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Weighted-average shares outstanding basic	10,557,896	10,582,491	10,556,636	10,632,434
Effect of potentially dilutive securities:
Stock options	-	-	-	-
Restricted stock units	93,000	79,000	93,000	79,000
Weighted-average shares outstanding diluted	10,650,896	10,661,491	10,649,636	10,711,434
Excluded from diluted weighted average shares outstanding:
Antidilutive	414,393	436,049	414,393	436,049

Note 9.	Contingent Liabilities and Liquidity

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

Components of operating lease costs are as follows for the fiscal quarters ended June 30, 2026 and July 1, 2025:

Lease cost	Classification	June 30, 2026	July 1, 2025
Operating lease cost	Occupancy, Other restaurant operating costs and General and administrative expenses, net	$1,836	$1,832
Variable lease cost	Occupancy	(15)	11
Sublease income	Occupancy	(124)	(123)
		$1,697	$1,720

Weighted average lease term and discount rate are as follows:

	June 30, 2026	July 1, 2025
Weighted average remaining lease term (in years)	6.51	6.82

Weighted average discount rate	5.6%	5.3%

Supplemental cash flow disclosures:

	June 30, 2026	July 1, 2025
Cash paid for operating lease liabilities	$5,929	$6,053

Non-cash operating lease assets obtained in exchange for operating lease liabilities	$1,235	$1,086

Future minimum rent payments for our operating leases as of June 30, 2026 are as follows:

Total
One Year	$7,966
Two Years	7,541
Three Years	6,259
Four Years	5,591
Five Years	4,594
Thereafter	10,772
Total minimum lease payments	42,723
Less: imputed interest	(7,170)
Present value of lease liabilities	$35,553

The above future minimum rental amounts exclude the amortization of deferred lease incentives, renewal options that are not reasonably assured of renewal, and contingent rent. The Company generally has escalating rents over the term of the leases and records rent on a straight-line basis.

Note 11.	Long-Lived Assets and Trademarks

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

There were impairments of long-lived assets of $245,000 in the three fiscal quarters ended June 30, 2026, primarily related to one Good Times restaurant which closed during the period. There were impairments of $494,000 in the three fiscal quarters ended July 1, 2025 related primarily to lease right-of-use assets for restaurants generating insufficient income to contribute to rent, and which the Company believes are probable to close at the end of the current lease term; and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants.

During the quarter ended June 30, 2026 one of the Company’s locations was destroyed in a casualty event and the Company has exercised its right of termination under the terms of that lease. The Company recorded a net gain of $176,000 related to this casualty loss, which is due primarily to the elimination of the lease liability related to this site, as impairment of assets specific to this location had previously been recorded. The Company expects some recovery under its property and casualty insurance coverage, however the net recovery amount cannot yet be reasonably estimated and no amounts related to possible net proceeds from insurance have been recorded.

Trademarks. Trademarks have been determined to have an indefinite life. We evaluate our trademarks for impairment annually and on an interim basis as events and circumstances warrant by comparing the fair value of the trademarks with their carrying amount. There was no impairment required for the acquired trademarks as of June 30, 2026 and July 1, 2025.

Goodwill. Goodwill represents the excess of cost over fair value of the assets of businesses the Company acquired. Goodwill is not amortized, but rather, the Company is required to test goodwill for impairment on an annual basis or whenever indications of impairment arise. The Company considers its operations to be comprised of two reporting units: (1) Good Times and (2) Bad Daddy’s. As of June 30, 2026 and July 1, 2025, the Company had $96,000 of goodwill attributable to the Good Times reporting unit and $5,617,000 of goodwill attributable to its Bad Daddy’s reporting unit.

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

The Company’s effective income tax rate for the three periods ended June 30, 2026 was (11.09%), an increase from the effective income tax rate of (37.44%) for the three periods ended July 1, 2025. The Company’s effective tax rate for the nine periods ended June 30, 2026 was (9.03)%, an increase from an effective income tax rate of (43.04%) for the nine periods ended July 1, 2025. The change is primarily due to an increase in ordinary income from continuing operations before income taxes (or benefits), while the benefit associated with income tax credits stayed consistent.

The Company is subject to U.S. federal income tax and income tax in multiple U.S. state jurisdictions. The Company’s tax years corresponding to the Company’s fiscal years 2023 through 2025 remain open for examination by the authorities under the normal three-year statute of limitations. Should the Company utilize any of its U.S. or state NOLs, the tax year to which the original loss relates will remain open to examination. The Company believes that its income tax filing positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. No accrual for interest and penalties was considered necessary as of June 30, 2026.

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

For the quarters ended June 30, 2026 and July 1, 2025, we recognized $21,000 and $25,000 respectively, related to our stock-based compensation arrangements. Our net income for the three quarters ended June 30, 2026 and July 1, 2025 includes $66,000 and $90,000, respectively, of compensation costs related to our stock-based compensation arrangements.

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

The equity interest of the unrelated limited partner is shown on the accompanying condensed consolidated balance sheet in the shareholders’ equity section as a non-controlling interest and is adjusted each period to reflect the limited partner’s share of the net income or loss as well as any cash contributions or distributions to or from the limited partner for the period. The limited partner’s share of the net income or loss in the subsidiary is shown as non-controlling interest income or expense in the accompanying condensed consolidated statement of operations. All inter-company accounts and transactions are eliminated.

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

The following tables reconcile our segment results to our consolidated results reported in accordance with GAAP (in thousands):

	Thirteen-Week Period Ended June 30, 2026
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$10,131	$24,889	$-	$35,020
Restaurant operating costs:
Food and packaging costs	3,165	7,546	-	10,711
Payroll and other employee benefit costs	3,341	8,361	-	11,702
Restaurant occupancy costs	920	1,578	(21)	2,477
Other restaurant operating costs	1,389	3,809	(129)	5,069
Restaurant-level operating profit	$1,316	$3,595	$150	$5,061
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				147
Less:
Restaurant depreciation and amortization				917
Advertising costs				1,009
General and administrative				1,986
Impairment of long-lived assets and ROU assets				18
Gain on lease terminations and asset disposals				(489)
Income from operations				1,767
Less:
Interest and other expense, net				24
Net income before income taxes				$1,743

Reconciliation of revenue
Restaurant sales	$10,131	$24,889	$-	$35,020
Franchise and other revenues	47	100	-	147
Total consolidated net revenues	$10,178	$24,989	$-	$35,167
Other segment disclosures
Restaurant depreciation and amortization	$240	$668	$9	$917
Impairment of long-lived assets and ROU assets	$-	$18	$-	$18
Capital expenditures	$83	$255	$44	$382

	Thirteen-Week Period Ended July 1, 2025
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$10,356	$26,513	$-	$36,869
Restaurant operating costs:
Food and packaging costs	3,258	8,100	-	11,358
Payroll and other employee benefit costs	3,544	9,103	-	12,647
Restaurant occupancy costs	890	1,623	(21)	2,492
Other restaurant operating costs	1,471	3,876	(117)	5,230
Restaurant-level operating profit	$1,193	$3,811	$138	$5,142
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				156
Less:
Restaurant depreciation and amortization				982
Advertising costs				913
General and administrative				2,174
Gain on asset disposals				(4)
Income from operations				1,233
Less:
Interest and other expense, net				51
Net income before income taxes				$1,182

Reconciliation of revenue
Restaurant sales	$10,356	$26,513	$-	$36,869
Franchise and other revenues	46	110	-	156
Total consolidated net revenues	$10,402	$26,623	$-	$37,025
Other segment disclosures
Restaurant depreciation and amortization	$240	$732	$10	$982
Capital expenditures	$395	$80	$(6)	$469

	Thirty-Nine-Week Period Ended June 30, 2026
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$28,506	$72,011	$-	$100,517
Restaurant operating costs:
Food and packaging costs	8,727	21,653	-	30,380
Payroll and other employee benefit costs	9,769	24,530	-	34,299
Restaurant occupancy costs	2,756	4,818	(64)	7,510
Other restaurant operating costs	4,067	10,933	(418)	14,582
Restaurant-level operating profit	$3,187	$10,077	$482	$13,746
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				588
Less:
Restaurant depreciation and amortization				2,735
Advertising costs				3,268
General and administrative				6,237
Impairment of long-lived assets and ROU assets				245
Gain on lease terminations and asset disposals				(390)
Income from operations				2,239
Less:
Interest and other expense, net				111
Net income before income taxes				$2,128

Reconciliation of revenue
Restaurant sales	$28,506	$72,011	$-	$100,517
Franchise and other revenues	130	458	-	588
Total consolidated net revenues	$28,636	$72,469	$-	$101,105
Other segment disclosures
Restaurant depreciation and amortization	$730	$1,974	$31	$2,735
Impairment of long-lived assets and ROU assets	$227	$18	$-	$245
Capital expenditures	$364	$456	$151	$971

	Forty-Week Period Ended July 1, 2025
	Good Times	Bad Daddy's	Other	Consolidated
Restaurant sales	$29,566	$77,408	$-	$106,974
Restaurant operating costs:
Food and packaging costs	9,265	23,933	-	33,198
Payroll and other employee benefit costs	10,486	26,770	-	37,256
Restaurant occupancy costs	2,778	5,041	(61)	7,758
Other restaurant operating costs	4,139	11,035	(285)	14,889
Restaurant-level operating profit	$2,898	$10,629	$346	$13,873
Reconciliation of Restaurant-level operating profit to Net income before income taxes
Add:
Franchise and other revenues				663
Less:
Restaurant depreciation and amortization				2,996
Advertising costs				2,957
General and administrative				7,340
Impairment of long-lived assets and ROU assets				494
Gain on asset disposals				(55)
Preopening costs				8
Income from operations				796
Less:
Interest and other expense, net				153
Add:
Other income				140
Net income before income taxes				$783

Reconciliation of revenue
Restaurant sales	$29,566	$77,408	$-	$106,974
Franchise and other revenues	144	519	-	663
Total consolidated net revenues	$29,710	$77,927	$-	$107,637
Other segment disclosures
Restaurant depreciation and amortization	$721	$2,246	$29	$2,996
Impairment of long-lived assets and ROU assets	$31	$463	$-	$494
Capital expenditures	$2,200	$792	$136	$3,128

	June 30, 2026	September 30, 2025
Property and equipment, net:
Good Times	$7,032	$7,577
Bad Daddy’s	12,460	14,048
Other	191	243
Consolidated	$19,683	$21,868

Right-of-use assets, net:
Good Times	$11,456	$12,078
Bad Daddy’s	18,313	20,515
Other	903	1,025
Consolidated	$30,672	$33,618

Total assets:
Good Times	$20,519	$20,859
Bad Daddy’s	44,598	47,508
Other	15,068	15,440
Consolidated	$80,185	$83,807

Note 15.	Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements: This Form 10-Q contains or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the disclosure of risk factors in the Company’s Form 10-K for the fiscal year ended September 30, 2025. Also, documents subsequently filed by the Company with the SEC and incorporated herein by reference may contain forward-looking statements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and actual results could differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

(I)	The disruption to our business from pandemics or other public health emergencies and the impact it could have on our results of operations, financial condition and prospects. The disruption and effect on our business may vary depending on the duration and extent of the pandemics and other public health emergencies and the impact of federal, state and local governmental actions and customer behavior in response.

(II)	We compete with numerous well-established competitors who have substantially greater financial resources and longer operating histories than we do. Competitors have increasingly offered selected food items and combination meals, including hamburgers, at discounted prices, and continued discounting by competitors may adversely affect revenues and profitability of Company restaurants.

(III)	We may be negatively impacted if we experience same store sales declines. Same store sales comparisons will be dependent, among other things, on the success of our advertising and promotion of new and existing menu items. No assurances can be given that such advertising and promotions will in fact be successful.

(IV)	We may be negatively impacted if we are unable to pass on to customers, through menu price increases, the increased costs that we incur through inflation experienced in our input costs including both the cost of food and the cost of labor. Management regularly monitors industry metrics which indicate that increased levels of price inflation are prevalent throughout the economy. This has resulted in increases in commodity, labor and energy costs for both concepts as well as increased product substitutions, elevated freight costs, and increased variability in product quality. Further significant increases in inflation could affect the global and United States economies, which could have an adverse impact on our business and results of operations if we and our franchisees are not able to adjust prices sufficiently to offset the effect of cost increases without negatively impacting consumer demand. Additionally, tariffs threatened or implemented, or merely the lack of certainty about whether and which tariffs may be implemented could result in higher costs for products sourced from outside of the United States and negatively impact our business and results of operations.

We may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; increases in the cost of food, paper, labor, health care, workers’ compensation or energy; inadequate number of hourly paid employees; increased wages and salaries for hourly and salaried employees; and/or decreases in the availability of affordable capital resources. We caution the reader that such risk factors are not exhaustive, particularly with respect to future filings. For further discussion of our exposure to market risk, refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

Restaurant Locations. As of June 30, 2026, we operated, franchised, or licensed a total of thirty-seven Bad Daddy’s restaurants and twenty-eight Good Times restaurants. The following table presents the number of restaurants operating at the end of the fiscal quarters ended June 30, 2026 and July 1, 2025.

Company-Owned/Co-Developed:

	Bad Daddy’s		Good Times Burgers		Total
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Alabama	3	3	-	-	3	3
Colorado	9	10	25	27	34	37
Georgia	3	5	-	-	3	5
North Carolina	14	14	-	-	14	14
Oklahoma	1	1	-	-	1	1
South Carolina	4	4	-	-	4	4
Tennessee	2	2	-	-	2	2
Total	36	39	25*	27	61	66

*Does not include one Good Times restaurant that is temporarily closed.

Franchise/License:

	Bad Daddy’s		Good Times Burgers		Total
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Colorado	-	-	1	1	1	1
North Carolina	1	1	-	-	1	1
Wyoming	-	-	2	2	2	2
Total	1	1	3	3	4	4

Results of Operations

Fiscal quarter ended June 30, 2026 (13 weeks) compared to fiscal quarter ended July 1, 2025 (13 weeks):

Net Revenues. Net revenues for the fiscal quarter ended June 30, 2026 decreased $1,858,000 or 5.0% to $35,167,000 from $37,025,000 for the fiscal quarter ended July 1, 2025. Bad Daddy’s concept revenues decreased $1,634,000 and our Good Times concept revenues decreased $224,000 compared to the same prior year period.

Bad Daddy’s restaurant sales decreased $1,624,000 to $24,889,000 for the fiscal quarter ended June 30, 2026 from $26,513,000 for the quarter ended July 1, 2025. This decrease is a result of fewer restaurant operating weeks due to a reduced number of operating restaurants and reduced customer traffic, all of which are partially offset by menu price increases. The average menu price for the fiscal quarter ended June 30, 2026 was approximately 2.5% higher than the same prior year quarter.

Good Times restaurant sales decreased $225,000 to $10,131,000 for the fiscal quarter ended June 30, 2026 from $10,356,000 for the quarter ended July 1, 2025. This decrease is primarily due to the second fiscal quarter 2026 temporary closure of one Good Times restaurant, partially offset by menu price increases. The average menu price for the fiscal quarter ended June 30, 2026 was approximately 1.7% higher than the same prior year quarter.

Franchise and other revenues decreased $9,000 to $147,000 for the quarter ended June 30, 2026 compared to $156,000 for the quarter ended July 1, 2025. This decrease is primarily due to reduced gift card breakage.

Same Store Sales

Same store sales is a metric used in evaluating the performance of established restaurants and is a commonly used metric in the restaurant industry. Same store sales for our brands are calculated using all Company-owned units open for at least eighteen full fiscal months and use the comparable operating weeks from the prior year to the current year quarter’s operating weeks.

Bad Daddy’s same store restaurant sales decreased 2.3% during the fiscal quarter ended June 30, 2026 compared to the fiscal quarter ended July 1, 2025, primarily driven by discounts provided through included sides and drink specials along with a decrease in demand across the sector for alcoholic beverages, as well as reduced customer traffic, partially offset by menu price increases and increased revenue from new menu items. There were thirty-six restaurants included in the same store sales base at the end of the quarter.

Good Times same store restaurant sales increased 0.6% during the quarter ended June 30, 2026 compared to the fiscal quarter ended July 1, 2025, primarily driven by increased custard sales and a system-wide value menu offering which drove increased traffic late in the quarter. There were twenty-five restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the fiscal quarter ended June 30, 2026 decreased $647,000 to $10,711,000 (30.6% of restaurant sales) from $11,358,000 (30.8% of restaurant sales) for the quarter ended July 1, 2025.

Bad Daddy’s food and packaging costs were $7,546,000 (30.3% of restaurant sales) for the quarter ended June 30, 2026, down from $8,100,000 (30.6% of restaurant sales), for the quarter ended July 1, 2025. The decrease as a percent of sales is primarily attributable to improved non-beef protein costs combined with the impact of a 2.5% average increase in menu pricing, partially offset by higher produce costs and fuel surcharges.

Good Times food and packaging costs were $3,165,000 (31.2% of restaurant sales) for the quarter ended June 30, 2026, down from $3,258,000 (31.5% of restaurant sales) for the quarter ended July 1, 2025. The decrease is primarily attributable to reduced waste along with the impact of a 1.7% average increase in menu pricing, partially offset by higher fuel surcharges.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the quarter ended June 30, 2026 decreased $945,000 to $11,702,000 (33.4% of restaurant sales) from $12,647,000 (34.3% of restaurant sales) for the quarter ended July 1, 2025.

Bad Daddy’s payroll and other employee benefit costs were $8,361,000 (33.6% of restaurant sales) for the quarter ended June 30, 2026 down from $9,103,000 (34.3% of restaurant sales) for the same prior year period. As a percentage of sales, payroll and employee benefit costs decreased by 0.7% primarily attributable to reduced salary costs partially offset by higher hourly labor costs.

Good Times payroll and other employee benefit costs were $3,341,000 (33.0% of restaurant sales) in the quarter ended June 30, 2026, down from $3,544,000 (34.2% of restaurant sales) in the same prior year period. As a percentage of sales, the decrease is primarily due to increased labor efficiency, partially offset by higher average wage rates resulting from a combination of market forces and the inflation-indexed minimum wage rates in Denver and the state of Colorado.

Occupancy Costs. Occupancy costs for the quarter ended June 30, 2026 decreased $15,000 to $2,477,000 (7.1% of restaurant sales) from $2,492,000 (6.8% of restaurant sales) for the quarter ended July 1, 2025.

Bad Daddy’s occupancy costs were $1,578,000 (6.3% of restaurant sales) for the fiscal quarter ended June 30, 2026, down from $1,623,000 (6.1% of restaurant sales) in the same prior year period. The decrease is primarily a result of fewer restaurant operating weeks due to reduced number of operating restaurants.

Good Times occupancy costs were $920,000 (9.1% of restaurant sales) for the quarter ended June 30, 2026, up from $890,000 (8.6% of restaurant sales) in the same prior year period. This was primarily due to an increase in property taxes between the quarterly periods.

Other Operating Costs. Other operating costs for the quarter ended June 30, 2026, decreased $161,000 to $5,069,000 (14.5% of restaurant sales) from 5,230,000 (14.2% of restaurant sales) for the quarter ended July 1, 2025.

Bad Daddy’s other operating costs were $3,809,000 (15.3% of restaurant sales) for the quarter ended June 30, 2026 down from $3,876,000 (14.6% of restaurant sales) in the same prior year period. As a percentage of sales, the increase is primarily due to increased customer delivery and travel expenses, partially offset by decreased repair and maintenance expenses.

Good Times other operating costs were $1,389,000 (13.7% of restaurant sales) in the quarter ended June 30, 2026, down from $1,471,000 (14.2% of restaurant sales) in the same prior year period. As a percentage of sales, the decrease is primarily due to reduced operating supplies and R&M expenses, partially offset by utility cost increases.

New Store Preopening Costs. There were no preopening costs in the quarters ended June 30, 2026 or July 1, 2025.

Depreciation and Amortization Costs. Depreciation and amortization costs for the quarter ended June 30, 2026, decreased $65,000 to $917,000 from $982,000 in the quarter ended July 1, 2025.

Bad Daddy’s depreciation and amortization costs for the quarter ended June 30, 2026 decreased $64,000 to $668,000 from $732,000 in the quarter ended July 1, 2025. The decrease is primarily due to assets performing past their estimated useful lives.

Good Times depreciation and amortization costs were $240,000 for both the quarters ended June 30, 2026 and July 1, 2025.

General and Administrative Costs. General and administrative costs for the quarter ended June 30, 2026, decreased $188,000 to $1,986,000 (5.6% of total revenues) from 2,174,000 (5.9% of total revenues) for the quarter ended July 1, 2025.

This decrease in general and administrative expenses in the quarter ended June 30, 2026 is primarily attributable to:

•	Decrease in costs associated with multi-unit supervisory roles of $74,000
•	Decrease in legal and professional fees of $47,000
•	Decrease in all other costs of $67,000

Advertising Costs. Advertising costs for the quarter ended June 30, 2026, increased $96,000 to $1,009,000 (2.9% of total revenues) from $913,000 (2.5% of total revenues) for the quarter ended July 1, 2025.

Bad Daddy’s advertising costs were $516,000 (2.1% of total revenues) in the quarter ended June 30, 2026 compared to $542,000 (2.0% of total revenues) in the same prior year period. Bad Daddy’s advertising costs consist primarily of third-party gift card commissions, promotional campaigns on third-party delivery platforms, social media and print production.

Good Times advertising costs were $475,000 (4.7% of total revenues) in the quarter ended June 30, 2026 compared to $382,000 (3.7% of total revenues) in the same prior year period. Good Times advertising costs consist primarily of promotional campaigns on third-party delivery platforms, social media and agency fees. Advertising costs are presented as gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets and ROU Assets. There were $18,000 of costs associated with impairments for the quarter ended June 30, 2026. There were no impairment costs for the quarter ended July 1, 2025. The current quarter impairment costs relate to the right-of-use asset for a Bad Daddy’s location destroyed in a casualty event.

Gain on Lease Terminations and Asset Disposals. The net gain on lease terminations and asset disposals for the fiscal quarter ended June 30, 2026 was $489,000, which includes a gain on lease terminations of $587,000, $3,000 of deferred gain recognition, and a loss of $101,000 on asset disposals, inclusive of the assets disposed resulting from lease terminations. The net gain in the prior year fiscal quarter was $4,000, which was composed of a $13,000 gain on lease termination, $3,000 of deferred gain recognition, and a loss of $12,000 on disposal of miscellaneous assets.

Income from Operations. Income from operations was $1,767,000 in the quarter ended June 30, 2026 compared to income from operations of $1,233,000 in the quarter ended July 1, 2025.

The change from the quarter ended July 1, 2025 to the quarter ended June 30, 2026 was primarily due to matters discussed in the relevant sections above.

Interest Expense. Interest expense was $24,000 during the quarter ended June 30, 2026, compared with $51,000 during the quarter ended July 1, 2025.

Other Income. There was no other income for the quarters ended June 30, 2026 or July 1, 2025.

Provision for Income Taxes. There was a $212,000 benefit from income taxes for the quarter ended June 30, 2026, compared to a $363,000 benefit for the quarter ended July 1, 2025.

Net Income. Net income was $1,955,000 for the quarter ended June 30, 2026, compared to net income of $1,545,000 in the quarter ended July 1, 2025.

The change from the quarter ended July 1, 2025 to the quarter ended June 30, 2026 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ share of income in the Good Times joint-venture restaurants.

For the quarter ended June 30, 2026, the income attributable to non-controlling interests was $48,000 compared to $58,000 for the quarter ended July 1, 2025. This $10,000 decrease is due to decreased profitability of the restaurants involved in the limited partnership with a non-controlling partner.

Fiscal three quarters ended June 30, 2026 (39 weeks) compared to fiscal three quarters ended July 1, 2025 (40 weeks):

Net Revenues. Net revenues for the three quarters ended June 30, 2026 decreased $6,532,000, or 6.1%, to $101,105,000 from $107,637,000 for the three quarters ended July 1, 2025. Bad Daddy’s concept revenues decreased $5,458,000 and our Good Times concept revenues decreased $1,074,000.

Bad Daddy’s restaurant sales decreased $5,397,000 to $72,011,000 for the three quarters ended June 30, 2026 from $77,408,000 for the three quarters ended July 1, 2025. This decrease is due to an additional week in the prior year period versus the current year period, fewer restaurant operating weeks due to reduced number of operating restaurants and decreased guest traffic, partially offset by menu price increases. The average menu price increase for the three quarters ended June 30, 2026 over the same prior year quarters was approximately 1.9%.

Good Times restaurant sales decreased $1,060,000 to $28,506,000 for the three quarters ended June 30, 2026 from $29,566,000 for the three quarters ended July 1, 2025. This decrease is due to an additional week in the prior year period versus the current year period and the second fiscal quarter 2026 temporary closure of one Good Times restaurant, partially offset by increases in menu price. The average menu price increase for the three quarters ended June 30, 2026 over the same prior year quarters was approximately 1.2%.

Franchise and other revenues decreased $75,000 to $588,000 in the three quarters ended June 30, 2026 compared to $663,000 in the three quarters ended July 1, 2025. This decrease is due to lower license and royalty fees as well as a decrease in gift card breakage.

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

Bad Daddy’s same store restaurant sales decreased 1.5% during the three quarters ended June 30, 2026 compared to the same three quarters ended July 1, 2025, primarily driven by discounts provided through included sides and drink specials along with a decrease in demand across the sector for alcoholic beverages, and reduced customer traffic, partially offset by menu price increases. There were thirty-six restaurants included in the same store sales base at the end of the current quarter.

Good Times same store restaurant sales decreased 1.0% during the three quarters ended June 30, 2026 compared to the same three quarters ended July 1, 2025, primarily driven by reduced guest traffic, partially offset by menu price increases. There were twenty-five restaurants included in the same store sales base at the end of the current quarter.

Restaurant Operating Costs

Food and Packaging Costs. Food and packaging costs for the three quarters ended June 30, 2026 decreased $2,818,000 to $30,380,000 (30.2% of restaurant sales) from $33,198,000 (31.0% of restaurant sales) for the three quarters ended July 1, 2025.

Bad Daddy’s food and packaging costs were $21,653,000 (30.1% of restaurant sales) for the three quarters ended June 30, 2026, down from $23,933,000 (30.9% of restaurant sales) for the three quarters ended July 1, 2025. The decrease as a percentage of sales is primarily attributable to reduced food waste, lower non-beef commodity costs, as well as the impact of a 1.9% increase in menu pricing compared to the prior year-to-date period, partially offset by increased ground beef costs and increased fuel surcharges.

Good Times food and packaging costs were $8,727,000 (30.6% of restaurant sales) for the three quarters ended June 30, 2026, down from $9,265,000 (31.3% of restaurant sales) for the three quarters ended July 1, 2025. The decrease as a percent of sales is primarily attributable to reduced food waste, lower non-beef commodity costs, and the impact of a 1.2% increase in menu pricing compared to the prior year-to-date period, partially offset by increased ground beef costs and fuel surcharges.

Payroll and Other Employee Benefit Costs. Payroll and other employee benefit costs for the three quarters ended June 30, 2026 were $34,299,000 (34.1% of restaurant sales) from $37,256,000 (34.8% of restaurant sales) for the three quarters ended July 1, 2025.

Bad Daddy’s payroll and other employee benefit costs were $24,530,000 (34.1% of restaurant sales) for the three quarters ended June 30, 2026 down from $26,770,000 (34.6% of restaurant sales) for the three quarters ended July 1, 2025. As a percent of sales, payroll and employee benefits costs decreased by 0.5% primarily attributable to reduced salary expenses, partially offset by increased hourly labor costs.

Good Times payroll and other employee benefit costs were $9,769,000 (34.3% of restaurant sales) in the three quarters ended June 30, 2026, down from $10,486,000 (35.5% of restaurant sales) in the same prior year period. As a percent of sales, payroll and employee benefits costs decreased by 1.2% primarily due to increased labor efficiency, partially offset by higher average wage rates.

Occupancy Costs. Occupancy costs for the three quarters ended June 30, 2026 decreased $248,000 to $7,510,000 (7.5% of restaurant sales) from $7,758,000 (7.3% of restaurant sales) for the three quarters ended July 1, 2025.

Bad Daddy’s occupancy costs were $4,818,000 (6.7% of restaurant sales) for the three quarters ended June 30, 2026, down from $5,041,000 (6.5% of restaurant sales) for the three quarters ended July 1, 2025. The decrease was primarily due to fewer restaurant operating weeks due to the reduced number of operating restaurants.

Good Times occupancy costs were $2,756,000 (9.7% of restaurant sales) in the three quarters ended June 30, 2026, down from $2,778,000 (9.4% of restaurant sales) in the three quarters ended July 1, 2025.

Other Operating Costs. Other operating costs for the three quarters ended June 30, 2026, decreased $307,000 to $14,582,000 (14.5% of restaurant sales) from $14,889,000 (13.9% of restaurant sales) for the three quarters ended July 1, 2025.

Bad Daddy’s other operating costs were $10,933,000 (15.2% of restaurant sales) for the three quarters ended June 30, 2026 down from $11,035,000 (14.3% of restaurant sales) for the three quarters ended July 1, 2025. As a percentage of sales, the increase was primarily due to increases in customer delivery expenses.

Good Times other operating costs were $4,067,000 (14.3% of restaurant sales) in the three quarters ended June 30, 2026, down from $4,139,000 (14.0% of restaurant sales) in the three quarters ended July 1, 2025. As a percentage of sales, the increase was primarily attributable to increases in customer delivery and utility expenses, partially offset by decreases in training and recruiting expenses.

New Store Preopening Costs. There were no preopening costs for the three quarters ended June 30, 2026, compared to $8,000 for the three quarters ended July 1, 2025. The prior fiscal year’s costs primarily relate to training costs incurred as part of our two Good Times restaurant acquisitions.

Depreciation and Amortization Costs. Depreciation and amortization costs for the three quarters ended June 30, 2026, decreased $261,000 to $2,735,000 from $2,996,000 in the three quarters ended July 1, 2025.

Bad Daddy’s depreciation and amortization costs for the three quarters ended June 30, 2026 decreased $272,000 to $1,974,000 from $2,246,000 in the three quarters ended July 1, 2025. The decrease is primarily due to assets performing past their estimated useful lives.

Good Times depreciation and amortization costs for the three quarters ended June 30, 2026 increased $9,000 to $730,000 from $721,000 in the three quarters ended July 1, 2025.

General and Administrative Costs. General and administrative costs for the three quarters ended June 30, 2026, decreased $1,103,000 to $6,237,000 (6.2% of total revenues) from $7,340,000 (6.8% of total revenues) for the three quarters ended July 1, 2025.

This decrease in general and administrative expenses in the three quarters ended June 30, 2026 is primarily attributable to:

•	Decrease in costs associated with multi-unit supervisory roles of $562,000
•	Decrease in technology costs of $91,000
•	Decrease in insurance related costs of $56,000
•	Decrease in franchise related costs of $41,000
•	Decrease in all other costs of $353,000, primarily activity related to legal matters

Advertising Costs. Advertising costs for the three quarters ended June 30, 2026, increased $311,000 to $3,268,000 (3.2% of total revenues) from $2,957,000 (2.7% of total revenues) for the three quarters ended July 1, 2025.

Bad Daddy’s advertising costs were $1,689,000 (2.3% of total revenues) for the three quarters ended June 30, 2026 compared to $1,872,000 (2.4% of total revenues) for the three quarters ended July 1, 2025. The decrease is primarily due to a reduction in promotional campaigns on third-party delivery platforms, local store marketing and video streaming expenses, partially offset by an increase in brand research. Bad Daddy’s advertising costs consist primarily of promotional campaigns on third-party delivery platforms, social media, third-party gift card commissions and print production.

Good Times advertising costs were $1,537,000 (5.4% of total revenues) in the three quarters ended June 30, 2026 compared to $1,103,000 (3.7% of total revenues) in the three quarters ended July 1, 2025. The increase is primarily due to increased advertising campaigns including video streaming, promotional campaigns on third-party delivery platforms, and celebrity and influencer partnerships. Good Times advertising costs consist primarily of third-party delivery promotions, video streaming, social media, and agency costs. Advertising costs are presented as gross, with franchisee contributions to the fund being recognized as a component of franchise revenues.

Impairment of Long-Lived Assets Costs. The were $245,000 of costs associated with impairments for the three quarters ended June 30, 2026. There were $494,000 of impairment costs for the three quarters ended July 1, 2025. The current year impairment costs are primarily attributable to one Good Times restaurant. Impairment costs in the prior year were primarily attributable to the impairment of lease right-of-use assets and new assets deployed in restaurants where impairment was previously assessed, and the Company’s current analysis indicated impairment of assets associated with those restaurants.

Gain on Lease Terminations and Asset Disposals. The net gain on lease terminations and asset disposals for the three quarters ended June 30, 2026 was $390,000, which includes a gain on lease terminations of $587,000, $9,000 of deferred gain recognition, and a loss of $206,000 on asset disposals, inclusive of the assets disposed resulting from lease terminations. The net gain in the prior fiscal year period was $55,000 and was composed of a $13,000 gain on lease termination, $11,000 of deferred gain recognition, and a net gain of $31,000 on disposal of miscellaneous assets.

Income from Operations. Income from operations was $2,239,000 in the three quarters ended June 30, 2026 compared to income from operations of $796,000 in the three quarters ended July 1, 2025.

The change from the three quarters ended July 1, 2025 to the three quarters ended June 30, 2026 was primarily attributable to the matters discussed in the relevant sections above.

Interest Expense. Interest expense was $111,000 during the three quarters ended June 30, 2026, compared with $153,000 during the three quarters ended July 1, 2025.

Other Income: There was no other income for the three quarters ended June 30, 2026, compared to $140,000 of other income in the three quarters ended July 1, 2025, which related to the termination of an agreement in connection with the Company’s management services, and lease negotiations on behalf of a former franchisee, with respect to real estate previously subleased to a third party by the former franchisee.

Provision for Income Taxes. There was a $184,000 benefit from income taxes for the three quarters ended June 30, 2026 compared to a $309,000 benefit from income taxes for the three quarters ended July 1, 2025.

Net Income. Net income was $2,312,000 for the three quarters ended June 30, 2026 compared to net income of $1,092,000 in the three quarters ended July 1, 2025.

The change from the three quarters ended July 1, 2025 to the three quarters ended June 30, 2026 was primarily attributable to the matters discussed in the relevant sections above.

Income Attributable to Non-Controlling Interests. The non-controlling interest represents the limited partners’ share of income in the Good Times joint-venture restaurants.

For the three quarters ended June 30, 2026, the income attributable to non-controlling interests was $75,000 compared to $65,000 for the three quarters ended July 1, 2025. The $10,000 increase is due to increased profitability during the three quarters of the restaurants involved in the partnership.

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

Our management does not consider EBITDA or Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of EBITDA and Adjusted EBITDA is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company's financial statements. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements, for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•	Stock based compensation expense is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing performance for a particular period;
•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	Quarter Ended		Year-to-Date
	June 30, 2026 (13 Weeks)	July 1, 2025 (13 Weeks)	June 30, 2026 (39 Weeks)	July 1, 2025 (40 Weeks)
Adjusted EBITDA:
Net income attributable to common shareholders, as reported	$1,907	$1,487	$2,237	$1,027
Depreciation and amortization	922	1,000	2,783	3,071
Depreciation and amortization attributable to non-controlling interest	(28)	(24)	(81)	(74)
Provision for income taxes	(212)	(363)	(184)	(309)
Interest expense, net	24	51	111	153
EBITDA	2,613	2,151	4,866	3,868
Preopening expense (1)	-	-	-	8
Non-cash stock-based compensation (2)	21	25	66	90
Asset impairment (3)	18	-	245	494
Non-cash gain on lease terminations and asset disposals (4)	(198)	(105)	(96)	(99)
Non-cash loss on asset disposals attributable to non-controlling interests (4)	-	-	-	(3)

Adjusted EBITDA	$2,454	$2,071	$5,081	$4,358

(1)	Represents expenses directly associated with the opening of new or acquired restaurants, including preopening rent.
(2)	Represents non-cash stock-based compensation as described in Note 13 to the unaudited condensed consolidated financial statements.
(3)	Represents costs recognized in connection with the asset impairment charges described in Note 11 to the unaudited condensed consolidated financial statements.
(4)	Represents deferred gains on previous sale-leaseback transactions on two Good Times restaurants, gains on lease terminations, as well as (gains) losses on asset disposals.

Liquidity and Capital Resources

Cash and Working Capital.

As of June 30, 2026, we had a working capital deficit of $7,649,000. Our working capital position benefits from the fact that we generally collect cash from sales to customers on the same day, or in the case of credit or debit card transactions, within a few days of the related sale and have payment terms with vendors that are typically between 14 and 21 days. Our current working capital deficit is additionally affected by the recognition of short-term lease liabilities, as we lease substantially all of our real estate and have both current and long-term obligations to our landlords. We believe that we will have sufficient capital to meet our working capital and recurring capital expenditure needs in fiscal 2026. We anticipate any commitments in fiscal 2026 will be funded out of existing cash or future borrowings against the Revolving Credit Facility.

See Part II, Item 2 of this filing for a discussion of the Company’s share repurchase program.

Financing

For a discussion of the Company’s financing arrangements (including the Revolving Credit Facility), refer to Note 7 of the unaudited condensed consolidated financial statements included in this report.

Cash Flows

	Year-to-Date Period Ended
	June 30, 2026	July 1, 2025
Net cash provided by operating activities	$3,698	$1,461
Net cash used in investing activities	(630)	(3,192)
Net cash (used in) provided by financing activities	(2,076)	1,016
Net change in cash and cash equivalents	$992	$(715)

Operating Cash Flows

Net cash from operating activities increased by $2,237,000 for the three quarters ended June 30, 2026 compared to the three quarters ended July 1, 2025. The increase is primarily attributable to an increase in net income and the net change in ROU assets and lease liabilities between the comparable periods. Additionally, there was decreased cash usage for accounts payable and accrued liabilities, as presented on the condensed consolidated statements of cash flows.

Investing Cash Flows

Net cash used in investing activities for the three quarters ended June 30, 2026 and July 1, 2025 were $630,000 and $3,192,000, respectively, which primarily reflect the purchases of property and equipment and proceeds from lease assignments and asset sales in each period, as well as the acquisitions of Good Times restaurants previously owned by franchisees in the prior year period.

Financing Cash Flows

Net cash used in financing activities for the three quarters ended June 30, 2026 was $2,076,000, which includes proceeds from long-term debt of $500,000, payments of long-term debt of $2,524,000, distributions to non-controlling interests of $37,000, and cash settlement of restricted stock units of $15,000.

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

Impact of Inflation and Wage Increases at Both Concepts

Some commodity prices, such as dairy byproducts, chicken, and eggs, have been more stable over recent quarters. Although beef prices have decreased from their high points in the fourth fiscal quarter of 2025, they remain elevated. Based on general industry consensus and normal seasonality, we expect ground beef costs to remain elevated throughout the remainder of fiscal year 2026. There continues to be uncertainty related to the degree of inflation and its associated impact on our business related to tariffs that have been implemented or threatened to be imposed on other countries, some of which are sources of food and packaging supplies for our business. Furthermore, although New World Screwworm (“NWS”) has not yet materially affected the cost of beef and other proteins, the potential exists for it to do so if the NWS outbreak is not contained.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer (its principal executive officer) and Chief Accounting Officer (its principal financial officer) have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company‘s Board of Directors authorized a $5.0 Million share repurchase program which became effective February 7, 2022. On December 9, 2024 the Company’s Board of Directors authorized the purchase of another $2.0 million of common stock, bringing the total authorization for share repurchases to $7.0 million. The authorization to repurchase will continue until the maximum value of shares is achieved or the Company terminates the program. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of June 30, 2026 the Company has purchased 1,822,246 shares of its common stock pursuant to the share repurchase program. Approximately $1,981,000 remains authorized for repurchases under the plan.

There were no repurchases of common stock under the share repurchase program during the quarter or three quarters ended June 30, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
DATE: August 6, 2026

Ryan M. Zink Chief Executive Officer (Principal Executive Officer)

Keri A. August Chief Accounting Officer (Principal Financial Officer)

